Form 10-Q
period 2016-06-30
GSV Growth Credit Fund Inc.
filed 2016-08-12
CIK 1653384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01180

 GSV Growth Credit Fund Inc.

(Exact name of registrant as specified in its charter)

Maryland	47-5049745
(State of incorporation)	(I.R.S. Employer Identification No.)

2925 Woodside Road Woodside, CA	94062
(Address of principal executive offices)	(Zip Code)

(650) 206-4604

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer had 1,667 shares of common stock, $0.01 par value per share, outstanding as of August 12, 2016.

GSV GROWTH CREDIT FUND INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

i

Item 1.   Financial Statements

GSV Growth Credit Fund Inc.

(A Development Stage Company)

Statements of Assets and Liabilities

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents	$25,000	$25,000
Non-control/Non-affiliate investments, at fair value	-	-
Dividends and interest receivable	-	-
Capital stock sold	-	-
Other accounts receivable	-	-
Other assets	-	-
Total Assets	$25,000	$25,000

Liabilities
Accounts Payable	-	-
Accrued Liabilities	-	-
Notes Payable and Other Debt	-	-
Total Liabilities	-	-

Commitments and Contingencies (Note 3)

Net Assets
Common shares, $0.01 par value; 100,000,000 shares authorized; 1,667 shares issued and outstanding	17	17
Additional paid-in capital	24,983	24,983
Total net assets	$25,000	$25,000

Net Asset Value Per Share	$15.00	$15.00

See notes to financial statements

GSV Growth Credit Fund Inc.

(A Development Stage Company)

Unaudited Statements of Operations

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016

Investment income
Interest Income	$-	$-
Dividend Income	-	-
Total investment income	-	-

Operating expenses
Management fees	-	-
Incentive fee	-	-
Administration fee	-	-
Directors' fees	-	-
Professional fees	-	-
Other expenses	-	-
Total operating expenses	-	-
Net Investment Income	-	-

Realized and unrealized gain (loss) on investments

Net realized gain (loss) on investments	-	-

Net change in unrealized appreciation (depreciation) on investments	-	-

Net realized and unrealized gain (loss) on investments	-	-

Net increase (decrease) in net assets resulting from operations	$-	$-

Net increase (decrease) in net assets resulting from operations per common share	$-	$-

Net investment income (loss) per common share	$-	$-

Weighted average common shares outstanding	1,667	1,667

Distributions to Shareholders	-	-
Distributions per common share	$-	$-

See notes to financial statements

GSV Growth Credit Fund Inc.

(A Development Stage Company)

Unaudited Statement of Changes in Net Assets

Six Months Ended
June 30, 2016
Net increase (decrease) in net assets from operations

Net investment income (loss)	$-

Net realized gain (loss) on investments	-

Net change in unrealized appreciation (depreciation) on investments	-

Net increase (decrease) in net assets resulting from operations	-

Distributions to shareholders	-

Capital share transactions	-

Total increase (decrease) in net assets	-

Net assets at beginning of period	25,000

Net assets at end of period	$25,000

See notes to financial statements

GSV Growth Credit Fund Inc.

(A Development Stage Company)

Unaudited Statement of Cash Flows

Six Months Ended
June 30, 2016

Cash flows from operating activities

Net increase (decrease) in net assets resulting from operations	$-

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:

Investments in loans and securities	-

Repayments on direct loans and sale of other securities	-

Increase (decrease) in other assets	-

Net cash provided by (used in) operating activities	-

Cash flows from financing activities

Borrowings under credit facility

Repayments of credit facility

Proceeds from capital shares sold	-

Cash distributions paid to shareholders	-

Net cash provided by (used in) financing activities	-

Net increase (decrease) in cash	-

Cash at beginning of period	25,000

Cash at end of period	$25,000

See notes to financial statements

GSV Growth Credit Fund Inc.
(A Development Stage Company)

Notes to Unaudited Financial Statements as of June 30, 2016

(1)	Organization and Basis of Presentation

Organization

GSV Growth Credit Fund Inc. (the “Company”) is a Maryland corporation that was formed on August 31, 2015. The Company was formed primarily to lend to, and selectively invest in, middle-market companies in the United States.

As of June 30, 2016, no operations other than the sale and issuance of 1,667 shares of common stock on October 8, 2015, at an aggregate purchase price of $25,000 ($14.9970 per share) to R. David Spreng, the Company’s Chief Executive Officer, have occurred. The sale of shares of common stock was approved by the unanimous consent of the Company’s sole director at the time.

The Company intends to be managed by GSV Growth Credit LLC (the “Adviser”). No management fees will be paid to the Adviser until commencement of investment activities. The Adviser has also agreed to waive all management fees from the date of commencement of investment activities through December 31, 2016.

Development Stage Company

The Company is a development stage company as defined by ASC 915-10-05, “Development Stage Entity”. The Company is still devoting substantially all of its efforts to establishing the business, and its planned principal operations have not commenced.

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Fiscal Year End

The Company’s fiscal year ends on December 31.

(2)	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates could differ from those estimates and such differences could be material.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash and cash equivalents are carried at cost which approximates fair value. The Company places its cash and cash equivalents with financial institutions.

Income Taxes

The Company intends to file an election to be treated as a business development company under the Investment Company Act of 1940, as amended. The Company also intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended, for the taxable year ending December 31, 2015. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the financial statements of the Company.

Management does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statement.

(3)	Commitments and Contingencies

In March 2016, the Company and the Adviser agreed that initial organization and operating costs will be borne by the Company up to a maximum amount of the greater of either $500,000 or 0.50% of total capital commitments received by the Company as of the end of the most recently completed calendar quarter, and will be paid or reimbursed upon receipt of a formal commitment of external capital. Any initial organization and operating costs in excess of the greater of $500,000 or 0.50% of total capital commitments received by the Company, as applicable, will be borne by the Adviser. In the event receipt of a formal commitment of external capital does not occur, initial organization and operating costs incurred will be borne by the Adviser. As there has been no formal commitment of external capital as of the date of issuance of these financial statements, no such costs have been recorded by the Company.

(4)	Net Assets

In connection with its formation, the Company has the authority to issue 100,000,000 shares of common stock at $0.01 per share par value.

(5)	Subsequent Events

There have been no subsequent events that require recognition or disclosure through August 12, 2016, the date that the financial statements were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors, and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	such an economic downturn could disproportionately impact the companies that we intend to target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies;

•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;

•	currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the ability of our portfolio companies to achieve their objectives;

•	competition with other entities and our affiliates for investment opportunities;

•	the speculative and illiquid nature of our investments;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the loss of key personnel;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of our external investment adviser, GSV Growth Credit LLC (“GSVGC”), to locate suitable investments for us and to monitor and administer our investments;

•	the ability of GSVGC to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”);

•	the effect of legal, tax and regulatory changes; and

•	the other risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” of Amendment No. 2 to our Registration Statement on Form 10, filed on April 19, 2016 (File No. 000-55544), and Item 1A of Part II of this Quarterly Report on Form 10-Q.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” of Amendment No. 2 to our Registration Statement on Form 10, filed on April 19, 2016 (File No. 000-55544), and Item 1A of Part II and elsewhere in this report. These forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements will not be applicable to us when we elect to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”), since, at such time, we will be an investment company.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.

Overview

We were formed on August 31, 2015 as a corporation under the laws of the State of Maryland. We are currently in the development stage and have not commenced investment operations. Since inception, there has been no activity. In conjunction with our formation, we issued and sold 1,667 shares of our common stock to David Spreng, our President and Chief Executive Officer, for an aggregate purchase price of $25,000.

Prior to the initial closing of our private offering, which will occur as soon as practicable in the sole discretion of our investment adviser, GSVGC, upon the receipt of aggregate commitments totaling at least $50 million, we intend to file with the Securities and Exchange Commission (the “SEC”) an election to be treated as a BDC under the 1940 Act. We also intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code for U.S. federal income tax purposes. While we intend to elect to be treated as a RIC as soon as practicable, we anticipate that we may have difficulty satisfying the asset diversification requirements as we deploy initial capital and build our portfolio. To the extent that we have net taxable income prior to our qualification as RIC, we will be subject to U.S. federal income tax on such income. As a BDC and a RIC, we will be required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

We will be externally managed by GSVGC, an investment adviser that intends to register under the Investment Advisers Act of 1940, as amended. GSV Credit Service Company, LLC, our administrator (the “Administrator”), is a wholly-owned subsidiary of GSVGC and will provide the administrative services necessary for us to operate.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company for up to five years following an initial public offering, if any, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31. For so long as we remain an emerging growth company under the JOBS Act, we will be subject to reduced public company reporting requirements.

Portfolio and Investment Activity

As of June 30, 2016 and December 31, 2015, we have not commenced investment activities.

Results of Operations

As of June 30, 2016 and December 31, 2015, we have not completed the initial closing of our private offering or commenced any operational or investment activities. Therefore, no results of operations are reported.

Revenues

Our investment objective is to maximize our total return to our stockholders primarily through current income on our loan portfolio, and secondarily through capital appreciation on our warrants and other equity positions. We intend to achieve our investment objective by investing in high growth-potential, private companies. We will typically invest in senior secured and second lien secured loans that generally fall into two strategies: Sponsored Growth Lending and Non-Sponsored Growth Lending. Through our Sponsored Growth Lending and Non-Sponsored Growth Lending strategies, we will invest in senior secured loans and second lien loans. Our Sponsored Growth Lending will also typically include the receipt of warrants and/or other equity from venture-backed companies. We expect our investments in loans will generally range from between $3 million to $15 million and the upper end of this range may increase as we raise additional capital.

We plan to generate revenue in the form of interest on the debt securities that we hold and distributions and capital gains on other interests that we acquire in our portfolio companies. We expect that the debt we invest in will generally have stated terms of 36 to 60 months. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or payment-in-kind (“PIK”) interest. The principal amount of the debt securities and any accrued but unpaid interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

Operating Expenses

Our primary operating expenses will include the payment of fees to GSVGC under the advisory agreement we intend to enter into with GSVGC prior to the filing of our election to be treated as a BDC (the “Advisory Agreement”), our allocable portion of overhead expenses under the administration agreement we intend to enter into with the Administrator prior to the filing of our election to be treated as a BDC (the “Administration Agreement”) and other operating costs described below. We will bear all other out-of-pocket costs and expenses of our operations and transactions, including those relating to:

•	organization and offering (in an amount up to the greater of either $500,000 or 0.5% of the aggregate amount of capital committed to us by investors as of the end of the most recently completed calendar quarter, provided that, the amount of initial organizational and offering expenses in excess of the greater of $500,000 or 0.5% of the aggregate amount of capital committed to us by investors as of the end of the most recently completed calendar quarter, as applicable, will be paid by GSVGC);

•	our pro-rata portion of fees and expenses related to any future spin-off transactions;

•	calculating our net asset value (including the cost and expenses of any independent valuation firm);

•	fees and expenses payable to third parties, including agents, consultants or other advisers, in connection with monitoring financial and legal affairs for us and in providing administrative services, monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;

•	interest payable on debt, if any, incurred to finance our investments;

•	sales and purchases of our common stock and other securities;

•	investment advisory and management fees;

•	administration fees, if any, payable under the Administration Agreement;

•	transfer agent and custodial fees;

•	federal and state registration fees;

•	all costs of registration and listing our securities on any securities exchange;

•	U.S. federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of preparing and filing reports or other documents required by the SEC, the Financial Industry Regulatory Authority or other regulators;

•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

•	our allocable portion of any fidelity bond, directors’ and officers’ errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

•	all other expenses incurred by us, our Administrator or GSVGC in connection with administering our business, including payments under the Administration Agreement based on our allocable portion of our Administrator’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs.

As there were no formal commitments of external capital as of June 30, 2016 and December 31, 2015, we have recorded no such costs. Until such time as we receive a formal commitment of external capital or, in the event we do not receive a formal commitment of external capital, GSVGC will pay all organization and offering expenses.

Financial Condition, Liquidity and Capital Resources

We expect to generate cash primarily from (i) the net proceeds of the offering of our securities, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities. We may fund a portion of our investments through borrowings from banks and issuances of senior securities.

Our primary use of funds from a credit facility will be investments in portfolio companies, cash distributions to holders of our common stock and the payment of operating expenses.

In the future, we may also securitize a portion of our investments. If we undertake a securitization transaction, we will consolidate our allocable portion of the debt of any securitization subsidiary on our financial statements, and include such debt in our calculation of the asset coverage test, if and to the extent required pursuant to the guidance of the staff of the SEC. An investment in a securitization vehicle, even one sponsored by us, would be considered a “non-qualifying asset” for purposes of Section 55 of the 1940 Act.

Our primary use of funds will be to make investments in eligible portfolio companies, pay our operating expenses and make distributions to holders of our common stock.

Equity Activity

In connection with our formation, we have the authority to issue 100,000,000 shares of common stock at a $0.01 per share par value.

On October 8, 2015, we issued 1,667 shares of our common stock to David Spreng, our President and Chief Executive Officer, for an aggregate purchase price of $25,000. We have not had any other equity transactions as of June 30, 2016 and December 31, 2015.

Contractual Obligations

As of June 30, 2016 and December 31, 2015, we have not commenced operations.

We intend to enter into the Advisory Agreement with GSVGC prior to the filing of our election to be treated as a BDC. Pursuant to the Advisory Agreement, we will pay GSVGC a fee for investment advisory and management services consisting of two components — (i) a base management fee equal to a percentage of aggregate amount of capital committed to us by investors and (ii) an incentive fee based on our performance. The cost of both the base management fee and the incentive fee will ultimately be borne by our stockholders. GSVGC, however, has agreed to permanently waive all or such portion of the base management fee that it would otherwise be entitled to receive under the Advisory Agreement through December 31, 2016.

We also intend to enter into the Administration Agreement with the Administrator, pursuant to which the Administrator will furnish us with office facilities, together with equipment and clerical, bookkeeping and recordkeeping services at such facilities. Payments under the Administration Agreement will be based upon our allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation of our Chief Financial Officer and Chief Compliance Officer and other staff providing administrative services. In accordance with the terms of the Administration Agreement, overhead and other administrative expenses will generally be allocated between us and GSVGC by reference to the relative time spent by personnel in performing administrative and similar functions on our behalf as compared to performing investment advisory or administrative functions on behalf of GSVGC. To the extent personnel retained by the Administrator perform administrative tasks for GSVGC, the fees incurred with respect to the actual time dedicated to such tasks will be reimbursed by GSVGC. Pursuant to the terms of the Administration Agreement, the amounts payable to the Administrator from us in any fiscal year shall not exceed the greater of (i) 1.00% of the aggregate amount of capital committed to us by investors as of the end of the most recently completed fiscal year and (ii) $1 million. Our Administrator will charge us only for the actual expenses it incurs on our behalf, or our allocable portion thereof, without any profit to our Administrator. Stockholder approval will not be required to amend the Administration Agreement.

If any of the contractual obligations discussed above are terminated in the future, our costs under any new agreements that we enter into may increase. In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under the Advisory Agreement and the Administration Agreement. Any new investment advisory agreement would also be subject to approval by our stockholders.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2016 or December 31, 2015.

Critical Accounting Policies

Valuation of Investments

We measure the value of our investments in at fair value accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or “ASC Topic 820,” issued by the Financial Accounting Standards Board, or “FASB.” Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Our audit committee is also responsible for assisting our Board of Directors in valuing investments that are not publicly traded or for which current market values are not readily available. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to portfolio investments for which market quotations are not readily available, our Board of Directors, with the assistance of GSVGC and its senior investment team and independent valuation agents, is responsible for determining in good faith the fair value in accordance with the valuation policy approved by our Board of Directors. If more than one valuation method is used to measure fair value, the results are evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results. We consider a range of fair values based upon the valuation techniques utilized and select the value within that range that was most representative of fair value based on current market conditions as well as other factors GSVGC’s senior investment team considers relevant.

Our Board of Directors will make this fair value determination on a quarterly basis and any other time when a decision regarding the fair value of the portfolio investments is required. A determination of fair value involves subjective judgments and estimates and depends on the facts and circumstances. Due to the inherent uncertainty of determining the fair value of portfolio investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

ASC Topic 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. ASC Topic 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation. In accordance with ASC Topic 820, these inputs are summarized in the three levels listed below:

•	Level 1—Valuations are based on quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

•	Level 2—Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly and model-based valuation techniques for which all significant inputs are observable.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models incorporating significant unobservable inputs, such as discounted cash flow models and other similar valuations techniques. The valuation of Level 3 assets and liabilities generally requires significant management judgment due to the inability to observe inputs to valuation.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of observable input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

Under ASC Topic 820, the fair value measurement also assumes that the transaction to sell an asset occurs in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset, which may be a hypothetical market, and excludes transaction costs. The principal market for any asset is the market with the greatest volume and level of activity for such asset in which the reporting entity would or could sell or transfer the asset. In determining the principal market for an asset or liability under ASC Topic 820, it is assumed that the reporting entity has access to such market as of the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable and willing and able to transact.

With respect to investments for which market quotations are not readily available, our Board of Directors will undertake a multi-step valuation process each quarter, as described below:

•	Our quarterly valuation process will begin with each portfolio company or investment being initially valued by GSVGC’s professionals that are responsible for the portfolio investment;

•	Preliminary valuation conclusions will then be documented and discussed with GSVGC’s senior investment team;

•	Our audit committee will then review these preliminary valuations;

•	At least once annually, the valuation for each portfolio investment will be reviewed by an independent valuation firm. Certain investments, however, will not be evaluated by an independent valuation firm unless the net asset value and other aspects of such investments in the aggregate exceed certain thresholds; and

•	Our Board of Directors will then discuss valuations and determine the fair value of each investment in our portfolio in good faith, based on the input of GSVGC, the respective independent valuation firms and our audit committee.

Our investments will be primarily loans made to small, fast-growing companies focused in technology, life sciences, business services, industrial companies and other high-growth industries. These investments are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indices for these types of debt instruments and, thus, GSVGC’s senior investment team must estimate the fair value of these investment securities based on models utilizing unobservable inputs.

Investment Valuation Techniques

Debt Investments. To estimate the fair value of our debt investments, we compare the cost basis of the debt investment, which includes original issue discount, to the resulting fair value determined using a discounted cash flow model, unless another model is more appropriate based on the circumstances at the measurement date. The discounted cash flow approach entails analyzing the interest rate spreads for recently completed financing transactions which are similar in nature to our investments, in order to determine a comparable range of effective market interest rates for our investments. The range of interest rate spreads utilized is based on borrowers with similar credit profiles. All remaining expected cash flows of the investment are discounted using this range of interest rates to determine a range of fair values for the debt investment.

This valuation process includes, among other things, evaluating the underlying investment performance, the portfolio company’s current financial condition and ability to raise additional capital, as well as macro-economic events that may impact valuations. These events include, but are not limited to, current market yields and interest rate spreads of similar securities as of the measurement date. Significant increases (decreases) in these unobservable inputs would result in a significantly higher (lower) fair value measurement.

Under certain circumstances, we may use an alternative technique to value the debt investments to be acquired by us that better reflects the fair value of the investment, such as the price paid or realized in a recently completed transaction or a binding offer received in an arms-length transaction, the use of multiple probability-weighted cash flow models when the expected future cash flows contain elements of variability or estimates of proceeds that would be received in a liquidation scenario.

Warrants. Fair value of the warrants will be primarily estimated using a Black Scholes option-pricing model. Privately held warrant and equity-related securities are valued based on an analysis of various factors including, but not limited to, the following:

•	Underlying enterprise value of the issuer is estimated based on information available, including any information regarding the most recent rounds of issuer funding. Valuation techniques to determine enterprise value include market multiple approaches, income approaches or approaches that utilize recent rounds of financing and the portfolio company’s capital structure to determine enterprise value. Valuation techniques are also utilized to allocate the enterprise fair value of a portfolio company to the specific class of common or preferred stock exercisable in the warrant. Such techniques take into account the rights and preferences of the portfolio company’s securities, expected exit scenarios, and volatility associated with such outcomes to allocate the fair value to the specific class of stock held in the portfolio. Such techniques include Option Pricing Models, or “OPM,” including back-solve techniques, Probability Weighted Expected Return Models, or “PWERM,” and other techniques as determined to be appropriate.

•	Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on comparable publicly traded companies within indices similar in nature to the underlying company issuing the warrant. Significant increases (decreases) in this unobservable input will result in a significantly higher (lower) fair value.

•	The risk-free interest rates are derived from the U.S. Treasury yield curve. The risk-free interest rates are calculated based on a weighted average of the risk-free interest rates that correspond closest to the expected remaining life of the warrant. Significant increases (decreases) in this unobservable input will result in a significantly higher (lower) fair value.

•	Other adjustments, including a marketability discount on private company warrants, are estimated based on our judgment about the general industry environment. Significant increases (decreases) in this unobservable input will result in a significantly lower (higher) fair value.

•	Historical portfolio experience on cancellations and exercises of warrants are utilized as the basis for determining the estimated life of the warrants in each financial reporting period. Warrants may be exercised in the event of acquisitions, mergers or initial public offerings, and cancelled due to events such as bankruptcies, restructuring activities or additional financings. These events cause the expected remaining life assumption to be shorter than the contractual term of the warrants. Significant increases (decreases) in this unobservable input will result in a significantly higher (lower) fair value.

Under certain circumstances we may use an alternative technique to value warrants that better reflects the warrants’ fair values, such as an expected settlement of a warrant in the near term, a model that incorporates a put feature associated with the warrant, or the price paid or realized in a recently completed transaction or binding offer received in an arms-length transaction. The fair value may be determined based on the expected proceeds to be received from such settlement or based on the net present value of the expected proceeds from the put option.

These valuation methodologies involve a significant degree of judgment. There is no single standard for determining the estimated fair value of investments which do not have an active public market. Valuations of privately held investments are inherently uncertain, as they are based on estimates, and their values may fluctuate over time. The determination of fair value may differ materially from the values that would have been used if an active market for these investments existed. In some cases, the fair value of such investments is best expressed as a range of values derived utilizing different methodologies from which a single estimate may then be determined.

Equity Investments. The fair value of an equity investment in a privately held company is initially the face value of the amount invested. We adjust the fair value of equity investments in private companies upon the completion of a new third-party round of equity financing subsequent to our investment. We may make adjustments to fair value, absent a new equity financing event, based upon positive or negative changes in a portfolio company’s financial or operational performance. We may also reference comparable transactions and/or secondary market transactions to estimate fair value. The fair value of an equity investment in a publicly traded company is based upon the closing public share price on the date of measurement. These assets are recorded at fair value on a recurring basis. These valuation methodologies involve a significant degree of judgment. There is no single standard for determining the estimated fair value of investments which do not have an active public market. Valuations of privately held investments are inherently uncertain, as they are based on estimates, and their values may fluctuate over time. The determination of fair value may differ materially from the values that would have been used if an active market for these investments existed. In some cases, the fair value of such investments is best expressed as a range of values derived utilizing different methodologies from which a single estimate may then be determined.

Security Transactions, Realized/Unrealized Gains or Losses, and Income Recognition

Security transactions are recorded on a trade-date basis. We measure realized gains or losses from the repayment or sale of investments using the specific identification method. The amortized cost basis of investments represents the original cost adjusted for the accretion/amortization of discounts and premiums and upfront loan origination fees. We report changes in fair value of investments that are measured at fair value as a component of net change in unrealized appreciation (depreciation) on investments in the consolidated statement of operations.

Interest income, adjusted for amortization of market premium and accretion of market discount, is recorded on an accrual basis to the extent that we expect to collect such amounts. Original issue discount, principally representing the estimated fair value of detachable equity or warrants obtained in conjunction with our debt investments, and market discount or premium are capitalized and accreted or amortized into interest income over the life of the respective security using the effective interest method. Loan origination fees received in connection with the closing of investments are reported as unearned income which is included as amortized cost of the investment; the unearned income from such fees is accreted over the contractual life of the loan based on the effective interest method. Upon prepayment of a loan or debt security, any prepayment penalties, unamortized loan origination fees, and unamortized market discounts are recorded as interest income.

Management and Incentive Fees

We will accrue for the base management fee and incentive fee. The accrual for incentive fee includes the recognition of incentive fee on unrealized capital gains, even though such incentive fee is neither earned nor payable to GSVGC until the gains are both realized and in excess of unrealized depreciation on investments.

Organization and Offering Costs

Upon receipt of a formal commitment of external capital, we will bear the initial organization and offering costs up to a maximum amount of the greater of either $500,000 or 0.5% of the aggregate amount of capital committed to us by investors as of the end of the most recently completed calendar quarter. Any initial organization and offering costs in excess of the greater of $500,000 or 0.5% of the aggregate amount of capital committed to us by investors as of the end of the most recently completed calendar quarter, as applicable, will be borne by GSVGC. In the event receipt of a formal commitment of external capital does not occur, initial organization and offering costs incurred will be borne by GSVGC. There has been no formal commitment of external capital as of June 30, 2016.

Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services, directors’ fees and other fees, including travel-related expenses, pertaining to our organization, all of which are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of our private placement memorandum and other offering documents.

Federal Income Taxes

We intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code as soon as practicable. Generally, a RIC is not subject to federal income taxes on distributed income and gains if it distributes at least 90% of its net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any, to its stockholders. We intend to distribute sufficient dividends to maintain our RIC status each year and we do not anticipate paying any material federal income taxes in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2016 and December 31, 2015, we had not commenced investment activities.

When investing commences, we will be subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. To the extent that we borrow money to make investments, our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of funds would increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

In addition, any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved.

We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act). Based on that evaluation, our President and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors

As of June 30, 2016, there have been no material changes from the risk factors set forth in our Registration Statement on Form 10 filed with the SEC on April 19, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Form of Articles of Amendment and Restatement (1)
3.2	Bylaws (2)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

_____

(1)	Previously filed as an exhibit to the Registration Statement on Form 10 (File No. 000-55544) filed with the SEC on April 8, 2016.

(2)	Previously filed as an exhibit to the Registration Statement on Form 10 (File No. 000-55544) filed with the SEC on December 9, 2015.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSV GROWTH CREDIT FUND INC.
Date: August 12, 2016
	By:	/s/ R. David Spreng
R. David Spreng
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2016	By:	/s/ Thomas B. Raterman
Thomas B. Raterman
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

