Form 10-Q
period 2016-09-30
GSV Growth Credit Fund Inc.
filed 2016-11-01
CIK 1653384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01180

GSV Growth Credit Fund Inc.

(Exact name of registrant as specified in its charter)

Maryland	47-5049745
(State of incorporation)	(I.R.S. Employer Identification No.)

2925 Woodside Road
Woodside, CA	94062
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The issuer had 1,667 shares of common stock, $0.01 par value per share, outstanding as of November 1, 2016.

GSV GROWTH CREDIT FUND INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016

i

Item 1.   Financial Statements

GSV GROWTH CREDIT FUND INC.

GSV Growth Credit Fund Inc.

(A Development Stage Company)

Statements of Assets and Liabilities

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents	$25,000	$25,000
Non-control/ non-affiliate investments, at fair value	-	-
Dividends and interest receivable	-	-
Capital stock sold	-	-
Other accounts receivable	-	-
Other assets	-	-
Total assets	$25,000	$25,000

Liabilities
Accounts payable	-	-
Accrued liabilities	-	-
Notes payable and other debt	-	-
Total liabilities	-	-

Commitments and contingencies (Note 3)

Net assets
Common shares, $0.01 par value; 100,000,000 shares authorized; 1,667 shares issued and outstanding	17	17
Additional paid-in capital	24,983	24,983
Total net assets	$25,000	$25,000

Net asset value per share	$15.00	$15.00

See notes to unaudited financial statements

GSV Growth Credit Fund Inc.

(A Development Stage Company)

Unaudited Statements of Operations

	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016

Investment income
Interest income	$-	$-
Dividend income	-	-
Total investment income	-	-

Operating expenses
Management fees	-	-
Incentive fee	-	-
Administration fee	-	-
Directors' fees	-	-
Professional fees	-	-
Other expenses	-	-
Total operating expenses	-	-
Net investment income	-	-

Realized and unrealized gain (loss) on investments

Net realized gain (loss) on investments	-	-

Net change in unrealized appreciation (depreciation) on investments	-	-

Net realized and unrealized gain (loss) on investments	-	-

Net increase (decrease) in net assets resulting from operations	$-	$-

Net increase (decrease) in net assets resulting from operations per common share	$-	$-

Net investment income (loss) per common share	$-	$-

Weighted average shares outstanding	1,667	1,667

Distributions to Shareholders	-	-
Distributions per common share	$-	$-

See notes to unaudited financial statements

GSV Growth Credit Fund Inc.

(A Development Stage Company)

Unaudited Statement of Changes in Net Assets

Nine Months Ended
September 30, 2016
Net increase (decrease) in net assets from operations

Net investment income (loss)	$-

Net realized gain (loss) on investments	-

Net change in unrealized appreciation (depreciation) on investments	-

Net increase(decrease) in net assets resulting from operations	-

Distributions to shareholders	-

Capital share transactions	-

Total increase (decrease) in net assets	-

Net assets at beginning of period	25,000

Net assets at end of period	$25,000

See notes to unaudited financial statements

GSV Growth Credit Fund Inc.

(A Development Stage Company)

Unaudited Statement of Cash Flows

Nine Months Ended
September 30, 2016

Cash flows from operating activities

Net increase (decrease) in net assets resulting from operations	$-

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:

Investments in loans and securities	-

Repayments on direct loans and sale of other securities	-

Increase (decrease) in other assets	-

Net cash provided by (used in) operating activities	-

Cash flows from financing activities

Borrowings under credit facility	-

Repayments of credit facility	-

Proceeds from capital shares sold	-

Cash distributions paid to shareholders	-

Net cash provided by (used in) financing activities	-

Net increase (decrease) in cash	-

Cash at beginning of period	25,000

Cash at end of period	$25,000

See notes to unaudited financial statements

GSV Growth Credit Fund Inc.
(A Development Stage Company)

Notes to Unaudited Financial Statements as of September 30, 2016

(1)	Organization and Basis of Presentation

Organization

GSV Growth Credit Fund Inc. (the “Company”) is a Maryland corporation that was formed on August 31, 2015. The Company was formed primarily to lend to, and selectively invest in, middle-market companies in the United States.

As of September 30, 2016, no operations other than the sale and issuance of 1,667 shares of common stock on October 8, 2015, at an aggregate purchase price of $25,000 ($14.9970 per share) to R. David Spreng, the Company’s Chief Executive Officer, have occurred. The sale of shares of common stock was approved by the unanimous consent of the Company’s sole director at the time.

The Company intends to be managed by GSV Growth Credit LLC (the “Adviser”). No management fees will be paid to the Adviser until the 91st day after the commencement of investment activities.

Development Stage Company

The Company is a development stage company as defined by ASC 915-10-05, “Development Stage Entity”. The Company is still devoting substantially all of its efforts to establishing the business, and its planned principal operations have not commenced. The Company had no operations or investment activities during the one-month period ended September 30, 2015.

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

Income Taxes

The Company intends to file an election to be treated as a business development company under the Investment Company Act of 1940, as amended. The Company also intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended, for the taxable year ending December 31, 2015 and subsequent taxable years. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the financial statements of the Company.

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

There have been no subsequent events that require recognition or disclosure through November 1, 2016, the date that the financial statements were available to be issued.

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

Overview

We were formed on August 31, 2015 as a corporation under the laws of the State of Maryland. We are currently in the development stage and have not commenced investment operations. Since inception, there has been no activity. In October 2015, in connection with our formation, we issued and sold 1,667 shares of our common stock to David Spreng, our President and Chief Executive Officer, for an aggregate purchase price of $25,000.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will remain an emerging growth company for up to five years following an initial public offering, if any, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31. For so long as we remain an emerging growth company under the JOBS Act, we will be subject to reduced public company reporting requirements.

Portfolio and Investment Activity

As of September 30, 2016 and December 31, 2015, we have not commenced investment activities.

Results of Operations

As of September 30, 2016 and December 31, 2015, we have not completed the initial closing of our private offering or commenced any operational or investment activities. Therefore, no results of operations are reported.

Revenue

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

As there were no formal commitments of external capital as of September 30, 2016 and December 31, 2015, we have recorded no such costs. Until such time as we receive a formal commitment of external capital or, in the event we do not receive a formal commitment of external capital, GSVGC will pay all organization and offering expenses.

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

On October 8, 2015, we issued 1,667 shares of our common stock to David Spreng, our President and Chief Executive Officer, for an aggregate purchase price of $25,000. We have not had any other equity transactions as of September 30, 2016 and December 31, 2015.

Contractual Obligations

As of September 30, 2016 and December 31, 2015, we have not commenced operations.

We intend to enter into the Advisory Agreement with GSVGC prior to the filing of our election to be treated as a BDC. Pursuant to the Advisory Agreement, we will pay GSVGC a fee for investment advisory and management services consisting of two components — (i) a base management fee equal to a percentage of the aggregate amount of capital committed to us by investors and assets purchased with borrowed funds or other forms of leverage and (ii) an incentive fee based on our performance. The cost of both the base management fee and the incentive fee will ultimately be borne by our stockholders. No management fees will be paid to GSVGC until the 91st day after the commencement of investment activities.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2016 or December 31, 2015.

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

Management and Incentive Fees

We will accrue for the base management fee and incentive fee. The accrual for the incentive fee includes the recognition of incentive fee on unrealized capital gains, even though such incentive fee is neither earned nor payable to GSVGC until the gains are both realized and in excess of unrealized depreciation on investments.

Organization and Offering Costs

Upon receipt of a formal commitment of external capital, we will bear the initial organization and offering costs up to a maximum amount of the greater of either $500,000 or 0.5% of the aggregate amount of capital committed to us by investors as of the end of the most recently completed calendar quarter. Any initial organization and offering costs in excess of the greater of $500,000 or 0.5% of the aggregate amount of capital committed to us by investors as of the end of the most recently completed calendar quarter, as applicable, will be borne by GSVGC. In the event receipt of a formal commitment of external capital does not occur, initial organization and offering costs incurred will be borne by GSVGC. There has been no formal commitment of external capital as of September 30, 2016.

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

As of September 30, 2016 and December 31, 2015, we had not commenced investment activities.

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

Item 1A. Risk Factors

As of September 30, 2016, there have been no material changes from the risk factors set forth in our Registration Statement on Form 10 filed with the SEC on April 19, 2016.

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

GSV GROWTH CREDIT FUND INC.
Date: November 1, 2016
	By:	/s/ R. David Spreng
R. David Spreng
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2016	By:	/s/ Thomas B. Raterman
Thomas B. Raterman
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

