Form 10-K
period 2016-12-31
GSV Growth Credit Fund Inc.
filed 2017-03-29
CIK 1653384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01180

GSV Growth Credit Fund Inc.

(Exact name of registrant as specified in its charter)

Maryland	47-5049745
(State of incorporation)	(I.R.S. Employer Identification No.)

2925 Woodside Road Woodside, CA	94062
(Address of principal executive offices)	(Zip Code)

(650) 206-4604

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, par value $0.01 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

As of June 30, 2016, there were no shares of common stock of GSV Growth Credit Fund Inc. outstanding held by non-affiliates. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 335,000 shares of the Registrant’s common stock outstanding as of March 29, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2017 annual meeting of stockholders (the “2017 Proxy Statement”), to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days following the end of our fiscal year, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

GSV GROWTH CREDIT FUND INC.
TABLE OF CONTENTS

i

PART I

Item 1.  Business.

GSV Growth Credit Fund Inc.

GSV Growth Credit Fund Inc., a Maryland corporation formed on August 31, 2015 (“we,” “us,” “our,” or the “Company”), is structured as an externally managed, non-diversified closed-end management investment company. We were formed to create significant value for our stockholders, and the entrepreneurs we support, by providing high growth-potential companies with hybrid debt and equity financing that is more flexible than traditional credit and less dilutive than equity. Our investment objective is to maximize our total return to our stockholders primarily through current income on our loan portfolio, and secondarily through capital appreciation on our warrants and other equity positions.

On December 15, 2016, we filed an election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). We intend to elect to be treated and expect to qualify as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for 2016 and intend to qualify as a RIC annually thereafter. While we intend to qualify to be treated as a RIC, no assurance can be provided that we will be able to maintain our qualification as a RIC. For example, we anticipate that we may have difficulty satisfying the asset diversification requirements as we deploy initial capital and build our portfolio. If we fail to qualify as a RIC for any taxable year, we will be subject to corporate-level U.S. federal income tax on any net taxable income for such year. See “— Material U.S. Federal Income Tax Considerations” and “Note 2 — Summary of Significant Accounting Policies” to our financial statements in Part II, Item 8 of this Form 10-K. for more information.

On December 16, 2016, we completed the initial closing of capital commitments (the “Initial Closing”) in our private offering of shares of common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), and other applicable securities laws (the “Private Offering”). Prior to December 16, 2016, we had not commenced operations and were a development stage company as defined by Accounting Standards Codification ASC 915-10-05, “Development Stage Entity.” During this time, we focused substantially all of our efforts on establishing our business. We expect to operate as a “private” BDC while we invest the proceeds of the Private Offering, after which, if market conditions are favorable, we plan to give our investors the opportunity to elect to participate in a Spin-Off transaction, as further discussed in “— Investor Optionality; Potential Spin-Offs”. We are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”). For so long as we remain an emerging growth company under the JOBS Act, we will be subject to reduced public company reporting requirements.

Our investment activities are managed by our external investment adviser, GSV Growth Credit LLC (“GSVGC”). GSV Credit Service Company, LLC (the “Administrator”), a wholly-owned subsidiary of GSVGC, provides all administrative services necessary for us to operate.

About GSVGC

GSVGC serves as our investment adviser and is responsible for our overall management and affairs. GSVGC is an investment adviser that has registered under the Investment Advisers Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Advisers Act”). For providing these services, GSVGC receives a fee from us pursuant to an investment advisory agreement (the “Advisory Agreement”) consisting of two components: a base management fee and an incentive fee.

Base Management Fee

The base management fee is payable on the first day of each calendar quarter, calculated based on the average of the amount of capital commitments and assets purchased with borrowed funds or other forms of leverage (collectively, the “Gross Assets,” which term does not necessarily equate to the amount of gross assets that could be derived from our financial statements) during the preceding calendar quarter. Until the earlier of (1) the consummation of an initial public offering (“IPO”) of the Public Fund (defined below under “—Investor Optionality; Potential Spin-Offs”) in connection with a Spin-Off transaction (defined below under “—Investor Optionality; Potential Spin-Offs”) and (2) the earliest date at which (a) all capital commitments have been called for investments or expenses and (b) we hold no more than 10.0% of our total assets in cash, the base management fee will be the lesser of (i) an amount equal to 0.4375% (1.75% annualized) of the average amount of our Gross Assets during the most recently completed calendar quarter and (ii) the actual operating expenses incurred by GSVGC during such calendar quarter.

Following the earlier of (1) the consummation of an IPO of the Public Fund in connection with a Spin-Off transaction and (2) the earliest date at which (a) all capital commitments have been called for investments or expenses and (b) we hold no more than 10% of our total assets in cash, the base management fee will be an amount equal to 0.4375% (1.75% annualized) of the average amount of our Gross Assets during the most recently completed calendar quarter for so long as the aggregate amount of our Gross Assets as of the end of the most recently completed calendar quarter is less than $500,000,000. If the aggregate amount of our Gross Assets as of the end of the most recently completed calendar quarter is equal to or greater than $500,000,000, but less than $1,000,000,000, the base management fee will be an amount equal to 0.40% (1.60% annualized) of the average amount of our Gross Assets for the most recently completed calendar quarter. If the aggregate amount of our Gross Assets as of the end of the most recently completed calendar quarter is equal to or greater than $1,000,000,000, the base management fee will be an amount equal to 0.375% (1.50% annualized) of the average amount of our Gross Assets for the most recently completed calendar quarter.

The base management fee will be appropriately prorated for any partial month or quarter.

Incentive Fee

The incentive fee, which provides GSVGC with a share of the income that GSVGC generates for us, will consist of an investment-income component and a capital-gains component, which are largely independent of each other, with the result that one component may be payable even if the other is not.

Under the investment-income component, we will pay GSVGC each quarter an incentive fee with respect to our pre-incentive fee net investment income. The investment-income component will be calculated and payable quarterly in arrears based on the pre-incentive fee net investment income for the immediately preceding fiscal quarter. Payments based on pre-incentive fee net investment income will be based on the pre-incentive fee net investment income earned for the quarter. For this purpose, “pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial and consulting fees or other fees we receive from portfolio companies) we accrue during the fiscal quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement with the Administrator (the “Administration Agreement”), and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee); provided however, that pre-incentive fee net investment income will be reduced by multiplying the pre-incentive fee net investment income earned for the quarter by a fraction, the numerator of which is our total assets minus average daily borrowings for the immediately preceding fiscal quarter, and the denominator of which is our total assets for the immediately preceding fiscal quarter. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero coupon securities), accrued income that we have not yet received in cash; provided, however, that the portion of the investment-income component of the incentive fee attributable to deferred interest features will be paid, only if and to the extent received in cash, and any accrual thereof will be reversed if and to the extent such interest is reversed in connection with any write off or similar treatment of the investment giving rise to any deferred interest accrual, applied in each case in the order such interest was accrued. Such subsequent payments in respect of previously accrued income will not reduce the amounts payable for any quarter pursuant to the calculation of the investment-income component described above. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less liabilities) at the end of the immediately preceding fiscal quarter, will be compared to a “hurdle rate” of 2.0% per quarter (8.0% annualized). We will pay GSVGC an investment-income incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows: (1) no investment-income incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate of 2.0%; (2) 80% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.667% in any calendar quarter (10.668% annualized) (the portion of our pre-incentive fee net investment income that exceeds the hurdle but is less than 2.667% is referred to as the “catch-up”; the “catch-up” is meant to provide GSVGC with 20.0% of our pre-incentive fee net investment income as if a hurdle did not apply if our pre-incentive fee net investment income exceeds 2.667% in any calendar quarter (10.668% annualized)); and (3) 20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.667% in any calendar quarter (10.668% annualized) payable to GSVGC (once the hurdle is reached and the catch-up is achieved, 20.0% of all pre-incentive fee net investment income thereafter is allocated to GSVGC).

Until the consummation of an IPO of the Public Fund in connection with a Spin-Off transaction, in the event that the sum of our cumulative net realized losses since the date of our election to be regulated as a BDC exceeds 2.0% of the total non-control/non-affiliate investments made by us since the date of our election to be regulated as a BDC as of the end of the quarter, the investment-income component of the incentive fee will not be payable for such quarter until the first subsequent quarter in which the sum of our cumulative net realized losses since the date of our election to be regulated as a BDC is less than 2.0% of the total non-control/non-affiliate investments made by us since the date of our election to be regulated as a BDC as of the end of such subsequent quarter; provided, however, that in no event will any investment-income component of the incentive fee be paid for any prior quarter after the three-year anniversary of the end of such quarter.

After the consummation of an IPO of the Public Fund in connection with a Spin-Off transaction, in the event that the sum of our cumulative net realized losses for the previous four fiscal quarters or, if fewer than four fiscal quarters have passed since such IPO, that number of fiscal quarters since such IPO (the “Look-Back Period”), exceeds 2.0% of the total non-control/non-affiliate investments (i) made by us during the Look-Back Period or (ii) transferred to the Public Fund in connection with a Spin-Off transaction during the Look-Back Period, the investment-income component of the incentive fee will not be payable for such quarter until the first subsequent quarter in which the sum of our cumulative net realized losses for the Look-Back Period is less than 2.0% of the total non-control/non-affiliate investments (i) made by us during the Look-Back Period or (ii) transferred to the Public Fund in connection with a Spin-Off transaction during the Look-Back Period; provided, however, that in no event will any investment-income component of the incentive fee be paid for any prior quarter after the three-year anniversary of the end of such quarter.

The following is a graphical representation of the calculation of the income-related portion of the incentive fee:

Pre-incentive fee net investment income (expressed as a rate of return on the value of our net assets)

Under the capital-gains component of the incentive fee, we will pay GSVGC as of the end of each calendar year 20.0% of our aggregate cumulative realized capital gains from the date of our election to be regulated as a BDC through the end of that year, computed net of our aggregate cumulative realized capital losses and aggregate cumulative unrealized depreciation through the end of such year, less the aggregate amount of any previously paid capital-gains incentive fee; provided, however, that we will not pay the capital-gains component of the incentive fee to GSVGC for any calendar year in which the sum of our (i) pre-incentive fee net investment income and (ii) realized gains less realized losses and unrealized capital depreciation from the date of our election to be regulated as a BDC through the end of such calendar year, expressed as a rate of return on the value of our net assets (defined as total assets less liabilities) at the end of such calendar year is less than 8.0% until the first subsequent calendar quarter in which the sum of our (i) pre-incentive fee net investment income and (ii) realized gains less realized losses and unrealized capital depreciation from the date of our election to be regulated as a BDC through, and including, the end of such subsequent calendar quarter, expressed as a rate of return on the value of our net assets (defined as total assets less liabilities) at the end of such calendar quarter is equal to or exceeds 8.0%; provided, further, that in no event will any capital-gains component of the incentive fee be paid for any prior year after the three-year anniversary of the end of such year. For the foregoing purpose, our “aggregate cumulative realized capital gains” will not include any unrealized appreciation.

Spin-Off Incentive Fee

In connection with a Spin-Off transaction as described in “— Investor Optionality; Potential Spin-Offs,” we expect that the investment-income component of the incentive fee will be payable in respect of the exchanged shares of our common stock (the “Spin-Off Income Incentive Fee”). The Spin-Off Income Incentive Fee will be calculated as of the date of the completion of each Spin-Off transaction and will equal the amount of the investment-income component of the incentive fee that would be payable to GSVGC if (1) all of our investments were liquidated for their current value, and any unamortized deferred portfolio investment-related fees would be deemed accelerated, (2) the proceeds from such liquidation were used to pay all of our outstanding liabilities, and (3) the remainder were distributed to our stockholders and paid as an incentive fee in accordance with the investment-income component of the incentive fee described above in (1) and (2) for determining the amount of the Spin-Off Income Incentive Fee; provided, however, that in no event will the Spin-Off Income Incentive Fee (a) include the portion of the investment-income component of incentive fee attributable to deferred interest features of a particular investment that is not transferred pursuant to a Spin-Off transaction until such time as the deferred interest is received in cash, or (b) exceed 20% of our pre-incentive fee net investment income accrued for the fiscal quarter as of the date of the completion of the Spin-Off transaction. We will make the Spin-Off Income Incentive Fee payment in cash on or immediately following the date of the completion of a Spin-Off transaction. After a Spin-Off transaction, all calculations relating to the incentive fee payable by us will be made without taking into account the exchanged shares of our common stock (or contributions, distributions or proceeds relating thereto).

In connection with a Spin-Off transaction, we expect that the capital-gains component of the incentive fee will be payable in respect of the exchanged shares of our common stock (the “Spin-Off Capital Gains Incentive Fee,” and together with the Spin-Off Income Incentive Fee, the “Spin-Off Incentive Fee”). We expect that the Spin-Off Capital Gains Incentive Fee would be calculated as of the date of the completion of a Spin-Off transaction as if such date were a calendar year-end for purposes of calculating and paying the Spin-Off Capital Gains Incentive Fee.

No Spin-Off Incentive Fee will be payable unless, on the date of the completion of a Spin-Off transaction, the sum of our (i) pre-incentive fee net investment income and (ii) realized capital gains less realized capital losses and unrealized capital depreciation from the date of our election to be regulated as a BDC through, and including, the date of the completion of such Spin-Off transaction, is greater than 8% of the cumulative net investments made by us since our election to be regulated as a BDC.

Payment of Our Expenses

All professionals of GSVGC, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, will be provided and paid for by GSVGC and not by us. We will bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation, those relating to:

●	organization and offering (in an amount of up to $1,000,000, provided that the amount of initial organizational and offering expenses in excess of $1,000,000 will be paid by GSVGC);

●	our pro-rata portion of fees and expenses related to a Spin-Off transaction;

●	calculating our net asset value (including the cost and expenses of any independent valuation firm);

●	fees and expenses payable to third parties, including agents, consultants or other advisers, in connection with monitoring financial and legal affairs for us and in providing administrative services, monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;

●	interest payable on debt, if any, incurred to finance our investments;

●	sales and purchases of our common stock and other securities;

●	investment advisory and management fees;

●	administration fees, if any, payable under the Administration Agreement;

●	transfer agent and custodial fees;

●	federal and state registration fees;

●	all costs of registration and listing our securities on any securities exchange;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of preparing and filing reports or other documents required by the SEC, the Financial Industry Regulatory Authority or other regulators;

●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

●	our allocable portion of any fidelity bond, directors’ and officers’ errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; or

●	and all other expenses incurred by us, our Administrator or GSVGC in connection with administering our business, including payments under the Administration Agreement based on our allocable portion of our Administrator’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs.

Duration and Termination

Unless terminated earlier as described below, the Advisory Agreement will continue in effect for a period of two years from its effective date of December 15, 2016. Thereafter, the Advisory Agreement will continue automatically for successive annual periods provided that such continuance is specifically approved at least annually by (i) (A) the affirmative vote of a majority of our Board of Directors or (B) the affirmative vote of a majority of our outstanding voting securities, and (ii) the affirmative vote of a majority of our directors who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of us, GSVGC or our respective affiliates. The Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, and may be terminated, without penalty, upon not more than 60 days’ written notice, by (i) the affirmative vote of a majority of our outstanding voting securities, (ii) the affirmative vote of a majority of our Board of Directors, including a majority of our directors who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of us, GSVGC or our respective affiliates, or (iii) GSVGC. See “Risk Factors — Risks Related to our Business and Structure — GSVGC and our Administrator have the right to resign upon not more than 60 days’ notice, and we may not be able to find a suitable replacement for either within that time, or at all, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations” in Part I, Item 1A of this Form 10-K.

The Advisory Agreement provides that, absent criminal conduct, willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations under the Advisory Agreement, GSVGC and its professionals and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of GSVGC’s services under the Advisory Agreement or otherwise as our investment adviser.

Investment Committee

GSVGC’s investment committee (the “Investment Committee”) consists of R. David Spreng, who is its chairman and our President, Chief Executive Officer and Chairman of our Board of Directors, Thomas B. Raterman, our Chief Financial Officer, Treasurer and Secretary, Matthew Hanson, Head of Origination at GSVGC, Brian Laibow, OCM Growth Holdings, LLC’s appointee, and Michael Moe, Chief Executive Officer, President and Chief Investment Officer of GSV Asset Management, LLC (“GSV Asset Management”), a leading growth-investment manager and the investment adviser to GSV Capital Corp. (“GSV Capital”), a publicly traded BDC, and Chief Executive Officer of GSV Capital. The Investment Committee will meet regularly to consider our investments, review our strategic initiatives and supervise the actions taken by GSVGC on our behalf. In addition, the Investment Committee will review and monitor the performance of our investment portfolio. Each investment must be approved by a majority of the Investment Committee. In addition, Mr. Spreng, as chairman of the Investment Committee, has the right to veto the approval of any investment, and any investment by us that is outside of certain agreed upon investment criteria requires the affirmative vote of OCM Growth Holdings, LLC’s appointee to the Investment Committee. See “ – Oaktree Strategic Relationship” below for more information.

Board Approval of the Advisory Agreement

On November 29, 2016, at an in-person meeting, our Board of Directors, including a majority of the directors who were not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of the Company or GSVGC, approved the Advisory Agreement for an initial term of two years. The Advisory Agreement became effective on December 15, 2016.

In its consideration of the approval of the Advisory Agreement, our Board of Directors focused on information it had received relating to, among other things:

•	the nature, quality and extent of the advisory and other services to be provided to us by GSVGC over the term of the Advisory Agreement;

•	comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives;

•	our projected operating expenses and expense ratio compared to BDCs with similar investment objectives, including expenses related to investment due diligence, travel and investigating and monitoring investments;

•	any existing and potential sources of indirect income to GSVGC or the Administrator from their relationships with us and the profitability of those relationships, including the Advisory Agreement and the Administration Agreement;

•	information about the services to be performed and the personnel performing such services under the Advisory Agreement;

•	the organizational capability and financial condition of GSVGC and its affiliates;

•	GSVGC’s practices regarding the selection and compensation of brokers that may execute our portfolio transactions and the brokers’ provision of brokerage and research services to GSVGC; and

•	the possibility of obtaining similar services from other third-party service providers or through an internally managed structure.

Based on the information reviewed and related discussions, our Board of Directors concluded that fees payable to GSVGC pursuant to the Advisory Agreement were reasonable in relation to the services to be provided. Our Board of Directors did not assign relative weights to the above factors or the other factors considered by it. In addition, our Board of Directors did not reach any specific conclusion on each factor considered, but conducted an overall analysis of these factors. Individual members of the Board of Directors may have given different weights to different factors.

About Our Administrator

We have entered into the Administration Agreement with our Administrator, a wholly-owned subsidiary of GSVGC, pursuant to which our Administrator is responsible for furnishing us with office facilities and equipment and provides us with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Pursuant to the Administration Agreement, we pay our Administrator an amount equal to our allocable portion (subject to the review of our Board of Directors) of our Administrator’s overhead resulting from its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs associated with performing compliance functions. Pursuant to the terms of the Administration Agreement, the amounts payable to the Administrator from us in any fiscal year will not exceed the greater of (i) 0.75% of the aggregate capital commitments as of the end of the most recently completed fiscal year and (ii) $1 million. See “Risk Factors — Risks Related to our Business and Structure — There are significant potential conflicts of interest which could impact our investment returns” in Part I, Item 1A of this Form 10-K for more information.

Oaktree Strategic Relationship

In December 2016, GSVGC entered into a strategic relationship with Oaktree Capital Management, L.P. (“Oaktree”). Oaktree is a leading global alternative investment management firm with expertise in credit strategies. The firm was formed in 1995 by a group of individuals who had been investing together since the mid-1980s in high yield bonds, convertible securities, distressed debt, real estate, control investments and listed equities. As of December 31, 2016, Oaktree comprises over 900 employees in Los Angeles (headquarters), New York, Stamford, Houston, London, Paris, Frankfurt, Dubai, Hong Kong, Tokyo, Singapore, Seoul, Beijing, Shanghai and Sydney. Oaktree has 35 portfolio managers with average experience of 23 years and over 810 years of combined investment experience.

In connection with the strategic relationship, OCM Growth Holdings, LLC, a Delaware limited liability company (“OCM”) managed by Oaktree, made a $125 million capital commitment to us (the “OCM Commitment”). OCM has granted a proxy to us pursuant to which the shares held by OCM will be voted in the same manner as our other stockholders vote their shares.

In connection with the OCM Commitment, we entered into a stockholder agreement, dated December 15, 2016 (the “Stockholder Agreement”), with OCM pursuant to which OCM has a right to nominate a member of our Board of Directors for election. Brian Laibow was appointed to our Board of Directors, effective January 25, 2017, as OCM’s representative. OCM also holds an interest in GSVGC and has the right to appoint a member of GSVGC’s board of managers and a member of the Investment Committee. OCM’s initial appointee to GSVGC’s board of managers and Investment Committee is Brian Laibow.

We believe that our strategic relationship with Oaktree will provide us with access to additional resources and investment opportunities by expanding our network of relationships with venture backed companies. GSVGC expects to continue to draw upon Oaktree’s over 20-year history in the investment management business and to continue to benefit from Oaktree’s investment professionals’ significant credit expertise developed through investments in different industries and over numerous companies in the United States. In addition, we expect to utilize Oaktree’s relationships to gain better access to leverage facilities with better terms and provisions than we would otherwise be able to obtain. GSVGC also expects to be able to add additional origination personnel as a result of the strategic relationship with Oaktree.

Investor Optionality; Potential Spin-Offs

At any time after the third anniversary of the Initial Closing we will offer our stockholders the option to elect to either (i) retain their ownership of shares of our common stock; (ii) exchange their shares of our common stock for shares of common stock in a newly formed entity (the “Public Fund”) that will elect to be regulated as a BDC under the 1940 Act and treated as a RIC under Subchapter M of the Code, and will use its commercially reasonable best efforts to complete an IPO of shares of its common stock not later than three years after the final closing of the Private Offering, which closing will occur no later than December 31, 2017; or (iii) exchange their shares of our common stock for interests of one or more newly formed entities (each, a “Liquidating Fund”) that will each be organized as a limited liability company, and which will, among other things, seek to complete an orderly wind down and/or liquidation of any such Liquidating Fund; provided, however, in no event will a stockholder be obligated to exchange his, her or its shares of our common stock for shares of common stock in the Public Fund or interests in a Liquidating Fund. Thereafter, subject to the requisite corporate and regulatory approvals, we will offer investors the option to elect to exchange their shares of our common stock for interests of a Liquidating Fund on an annual basis. In order to effectuate these options, we expect that we would need to, among other things, transfer to the Public Fund and the Liquidating Funds, in exchange for newly issued shares of the Public Fund and interests of the Liquidating Funds, respectively, a pro rata portion of our assets and liabilities attributable to the investors that have elected to invest in the Public Fund or Liquidating Funds, respectively (such transfer of assets and liabilities and the mechanics relating thereto are referred to herein as a “Spin-Off transaction”). Each Liquidating Fund and the Public Fund will have management fees and incentive fees equal to or less than those of the Company.

We may exclude any stockholder from participating in a Spin-Off transaction if, in our reasonable discretion, there is a substantial likelihood that such stockholder’s exchange of shares of our common stock at such time would cause us, the Public Fund or a Liquidating Fund to (i) be in violation of, or noncompliance with, any law or regulation to which such entity is or would be subject or (ii) be deemed to hold “plan assets” under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) or Section 4975 of the Code because the investments of “benefit plan investors” (within the meaning of Section 3(42) of ERISA and certain Department of Labor (“DOL”) regulations (such investors referred to herein as “Benefit Plan Investors”)) are deemed to be significant.

Because GSVGC would be managing each of us, the Public Fund and any Liquidating Fund in connection with any Spin-Off transaction, and the 1940 Act prohibits entities under common control from engaging in certain transactions, we will likely be required to obtain exemptive and/or no-action relief from the SEC to permit us to transfer assets to a Public Fund and/or a Liquidating Fund, as well as with respect to other aspects relating to the Spin-Off transaction, including the calculation of incentive fee to be paid by us in connection with a Spin-Off transaction. There can be no assurance that we will be able to obtain such exemptive and/or no-action relief from the SEC. If we are unable to do so, then we will continue our operations in the manner otherwise set forth in this annual report on Form 10-K and our public filings with the SEC.

Investment Strategy and Approach

We intend to typically invest in what we believe to be high growth-potential, private companies. We intend to primarily originate our own investments in the debt and, to a lesser extent, equity of our portfolio companies and utilize a multi-strategy approach to providing growth capital to these companies. The types of loans in which we intend to typically invest are senior secured and second lien secured loans, which generally fall into two strategies: Sponsored Growth Lending and Non-Sponsored Growth Lending.

Sponsored Growth Lending. We anticipate that our Sponsored Growth Lending will include loans to companies that are already backed by established venture capital and private equity firms. We also anticipate that our Sponsored Growth Lending will typically include the receipt of warrants and/or other equity from the venture-backed companies. We refer to these target borrowers as “venture-backed companies.” We target venture-backed companies at all stages of development, with a bias towards later-stage, including those that are pre-revenue. To a limited extent, we also intend to selectively lend to publicly traded companies with venture capital ownership. We focus on lending to companies focused in technology, life sciences, business services and other high growth industries. We believe that the Sponsored Growth Lending strategy we follow is particularly attractive because the loans have high yields and additional equity upside. Investors may receive significant current income while gaining access to equity upside in companies that are often backed by the nation’s top-tier venture capital investors. We believe our Sponsored Growth Lending strategy typically:

●	provides us access to many high-quality companies backed by top-tier investors;

●	delivers consistent returns through double-digit loan yields; and

●	participates in equity upside via warrants.

Non-Sponsored Growth Lending. We anticipate that our Non-Sponsored Growth Lending will include loans to fast-growing private companies that are not backed by a professional equity investor sponsor, a venture capital firm or a private equity firm. We refer to these target borrowers as “non-sponsored growth companies.” As opposed to Sponsored Growth Lending, in the case of Non-Sponsored Growth Lending, we generally intend to target companies with annual revenue of at least $20 million per year. To a limited extent, we also selectively provide non-sponsored growth loans to publicly traded companies.

We believe that our multi-strategy lending approach significantly reduces the volatility inherent in financing emerging-growth companies.

We believe the following attributes, which we expect to be included in most of the loans of our investment strategies, present an attractive risk profile:

●	meaningful amortization over the life of each loan and short to medium loan term;

●	a low ratio of leverage to enterprise value; and

●	a secured collateral position.

We believe there are significant barriers to entry in providing sponsored growth lending and non-sponsored growth lending, which results in an environment with a limited number of competitors. In particular, we believe we will be able to capitalize on the following crucial elements for success in the private growth company lending market:

●	relationships with top-tier venture investors, growth company entrepreneurs, and other deal referral sources;

●	reputation as a reliable, supportive, and value-added partner;

●	ability to accurately determine credit risk and gauge warrant potential; and

●	experience in the unique aspects of growth company debt pricing, structure, portfolio construction and management.

The above attributes are not easily acquired and take years to establish. We believe GSVGC’s experienced, disciplined, and cohesive investment team possesses these necessary capabilities.

In addition to our core strategy of providing sponsored growth lending and non-sponsored growth lending, we may also opportunistically participate in the secondary markets for sponsored growth lending and non-sponsored growth lending.

Typical attributes of our Sponsored Growth Lending and Non-Sponsored Growth Lending are as follows:

●	loan-size ranges from $3 million to $15 million;

●	short total repayment periods: typically 36 to 60 months or less;

●	may provide for interest only or moderate loan amortization in the early period of the loan;

●	unlevered yield-to-maturity (i.e., the total return anticipated on a debt investment if it is held until maturity) generally ranging from 10% to 15%, which may include current interest payments, upfront and facility fees, an end-of-term payment and/or a payment-in-kind (“PIK”) interest payment;

●	warrants to acquire preferred or common stock in the prospective borrower that allow us to participate in any equity appreciation and enhance our overall returns;

●	senior secured lien on the borrower’s assets, including a pledge on or a promise by the borrower to not pledge the borrower’s intellectual property to another individual or lender; and

●	limited and/or flexible covenant structures and, with certain affirmative and negative covenants, default penalties, lien protection, investor abandonment provisions, material adverse change provisions, change-of-control provisions, restrictions on additional use of leverage, and reimbursement for upfront and regular internal and third-party expenses and prepayment penalties.

Competition

Our primary competitors for investments include public and private funds, other BDCs, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to qualify and maintain our qualification as a RIC.

We use the expertise of the Investment Committee, to which we have access, to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we expect that the relationships of GSVGC’s senior investment professionals will enable us to learn about, and compete effectively for, financing opportunities with attractive companies in the industries in which we seek to invest. For additional information concerning the competitive risks we face, see “Risk Factors — Risks Related to Our Business and Structure — We may face increasing competition for investment opportunities” in Part I, Item 1A of this Form 10-K.

Managerial Assistance

As a BDC, we will offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may also receive fees for these services. GSVGC will provide, or arrange for the provision of, such managerial assistance on our behalf to portfolio companies that request this assistance, subject to reimbursement of any fees or expenses incurred on our behalf by GSVGC in accordance with our Advisory Agreement.

Dividend Reinvestment Plan

We have adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash as provided below. As a result of adopting such a plan, if our Board of Directors authorizes, and we declare, a cash dividend or distribution, our stockholders who have not opted out of our dividend reinvestment plan will have their cash dividends or distributions automatically reinvested in additional shares of our common stock, rather than receiving cash.

No action will be required on the part of a registered stockholder to have his or her cash dividends and distributions reinvested in shares of our common stock. A registered stockholder could instead elect to receive a dividend or distribution in cash by notifying GSVGC in writing, so that such notice is received by GSVGC no later than ten days prior to the record date for distributions to the stockholders. GSVGC will set up an account for shares of our common stock acquired through the plan for each stockholder who does not elect to receive dividends and distributions in cash and hold such shares in non-certificated form. Those stockholders whose shares are held by a broker or other financial intermediary could receive dividends and distributions in cash by notifying their broker or other financial intermediary of their election.

Stockholders who receive dividends and distributions in the form of stock are generally subject to the same U.S. federal, state and local tax consequences as are stockholders who elect to receive their dividends and distributions in cash. However, since a participating stockholder’s cash dividends and distributions will be reinvested in our common stock, such stockholder will not receive cash with which to pay applicable taxes on reinvested dividends and distributions. A stockholder’s basis for determining gain or loss upon the sale of stock received in a dividend or distribution from us will generally be equal to the cash that would have been received if the stockholder had received the dividend or distribution in cash, unless we were to issue new shares that are trading at or above net asset value, in which case, the stockholder’s basis in the new shares will generally be equal to their fair market value. Any stock received in a dividend or distribution will have a new holding period for tax purposes commencing on the day following the day on which the shares are credited to the U.S. stockholder’s account.

Staffing

We do not currently have any employees. David Spreng, our President, Chief Executive Officer and Chairman of our Board of Directors, is also the founder, President, Chief Executive Officer and Chief Investment Officer of GSVGC. Thomas B. Raterman, our Chief Financial Officer and the Chief Financial Officer of GSVGC, also serves on the board of directors of GSV Financial Group LLC, the parent of GSV Equity LLC, which manages the day-to-day operations of GSV Ventures LLC, a specialized venture firm that leads or co-invests in mid- and late-stage financing for pre-IPO companies alongside well-known venture capital groups. Our Chief Financial Officer performs his functions for us under the terms of our Administration Agreement. We have also retained Carl Rizzo of Alaric Compliance Services LLC to serve as our Chief Compliance Officer pursuant to an agreement with Alaric Compliance Services LLC.

Our day-to-day investment and administrative operations are managed by GSVGC and our Administrator. The Investment Committee is supported by a team of additional experienced investment professionals. GSVGC and our Administrator may hire additional investment and administrative professionals in the future to provide services to us, based upon our needs.

In addition, we reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and any internal audit staff, to the extent internal audit performs a role in our internal control assessment under Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”).

Material U.S. Federal Income Tax Considerations

The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in shares of our common stock. This discussion is based on the provisions of the Code and the regulations of the U.S. Department of Treasury promulgated thereunder, or “Treasury regulations,” each as in effect as of the date of this Form 10-K.

These provisions are subject to differing interpretations and change by legislative or administrative action, and any change may be retroactive. This discussion does not constitute a detailed explanation of all U.S. federal income tax aspects affecting us and our stockholders and does not purport to deal with the U.S. federal income tax consequences that may be important to particular stockholders in light of their individual investment circumstances or to some types of stockholders subject to special tax rules, such as financial institutions, broker dealers, insurance companies, tax-exempt organizations, partnerships or other pass-through entities, persons holding our common stock in connection with a hedging, straddle, conversion or other integrated transaction, non-U.S. stockholders (as defined below) engaged in a trade or business in the United States, persons who have ceased to be U.S. citizens or to be taxed as resident aliens or individual non-U.S. stockholders present in the United States for 183 days or more during a taxable year. This discussion also does not address any aspects of U.S. estate or gift tax or foreign, state or local tax. This discussion assumes that our stockholders hold their shares of our common stock as capital assets for U.S. federal income tax purposes (generally, assets held for investment). No ruling has been or will be sought from the Internal Revenue Service (the “IRS”) regarding any matter discussed herein.

A “U.S. stockholder” is a beneficial owner of shares of our common stock that is for U.S. federal income tax purposes:

●	an individual who is a citizen or resident of the United States;

●	a corporation created or organized in or under the laws of the United States, any state therein or the District of Columbia;

●	an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or

●	a trust if a court within the United States is able to exercise primary jurisdiction over the administration of the trust and one or more U.S. persons have authority to control all substantial decisions of the trust.

A “non-U.S. stockholder” means a beneficial owner of shares of our common stock that is for U.S. federal income tax purposes:

●	a nonresident alien individual;

●	a foreign corporation; or

●	a foreign estate or trust.

If a partnership or other entity classified as a partnership, for U.S. federal income tax purposes, holds our shares, the U.S. tax treatment of the partnership and each partner generally will depend on the status of the partner, the activities of the partnership and certain determinations made at the partner level. A partnership considering an investment in our common stock should consult its own tax advisers regarding the U.S. federal income tax consequences of the acquisition, ownership and disposition of shares by the partnership.

Taxation of the Company

We intend to elect to be treated as a RIC under Subchapter M of the Code for 2016 and intend to qualify for treatment as a RIC annually thereafter. As a RIC, we generally will not pay corporate-level federal income taxes on any ordinary income or capital gains that we timely distribute to our stockholders as dividends.

To qualify as a RIC, we must, among other things:

●	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock, securities or foreign currencies, other income derived with respect to our business of investing in stock, securities or currencies, or net income derived from an interest in a “qualified publicly traded partnership,” or “QPTP,” hereinafter the “90% Gross Income Test;” and

●	diversify our holdings so that, at the end of each quarter of each taxable year:

○	at least 50% of the value of our total assets is represented by cash and cash items, U.S. Government securities, the securities of other RICs and other securities, with other securities limited, in respect of any one issuer, to an amount not greater than 5% of the value of our total assets and not more than 10% of the outstanding voting securities of such issuer, and

○	not more than 25% of the value of our total assets is invested in the securities of any issuer (other than U.S. Government securities and the securities of other RICs), the securities of any two or more issuers that we control and that are determined to be engaged in the same business or similar or related trades or businesses, or the securities of one or more QPTPs, or the “Diversification Tests.”

In the case of a RIC that furnishes capital to development corporations, there is an exception relating to the Diversification Tests described above. This exception is available only to RICs which the SEC determines to be principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available (“SEC Certification”). We have not sought SEC Certification, but it is possible that we will seek SEC Certification in future years. If we receive SEC Certification, we generally will be entitled to include, in the computation of the 50% value of our assets (described above), the value of any securities of an issuer, whether or not we own more than 10% of the outstanding voting securities of the issuer, if the basis of the securities, when added to our basis of any other securities of the issuer that we own, does not exceed 5% of the value of our total assets.

As a RIC, we (but not our stockholders) are generally not subject to U.S. federal income tax on investment company taxable income and net capital gains that we distribute to our stockholders in any taxable year with respect to which we distribute an amount equal to at least 90% of the sum of our (i) investment company taxable income (which includes, among other items, dividends, interest and the excess of any net realized short-term capital gains over net realized long-term capital losses and other taxable income (other than any net capital gain), reduced by deductible expenses) determined without regard to the deduction for dividends and distributions paid and (ii) net tax-exempt interest income (which is the excess of our gross tax-exempt interest income over certain disallowed deductions), or the “Annual Distribution Requirement.” We intend to distribute annually all or substantially all of such income. Generally, if we fail to meet this Annual Distribution Requirement for any taxable year, we will fail to qualify as a RIC for such taxable year. To the extent we meet the Annual Distribution Requirement for a taxable year, but retain our net capital gains for investment or any investment company taxable income, we are subject to U.S. federal income tax on such retained capital gains and investment company taxable income. We may choose to retain our net capital gains for investment or any investment company taxable income, and pay the associated federal corporate income tax, including the 4% U.S. federal excise tax described below.

We are subject to a nondeductible 4% U.S. federal excise tax on certain of our undistributed income, unless we timely distribute (or are deemed to have timely distributed) an amount equal to the sum of:

●	at least 98% of our ordinary income (not taking into account any capital gains or losses) for the calendar year;

●	at least 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period generally ending on October 31 of the calendar year (unless an election is made by us to use our taxable year); and

●	certain undistributed amounts from previous years on which we paid no U.S. federal income tax.

While we intend to distribute any income and capital gains in order to avoid imposition of this 4% U.S. federal excise tax, we may not be successful in avoiding entirely the imposition of this tax. In that case, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.

We are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while any senior securities are outstanding unless we meet the applicable asset coverage ratios. See “—Regulation as a Business Development Company — Senior Securities.” Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or to avoid the 4% U.S. federal excise tax, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, we may, for tax purposes, have aggregate taxable income for several years that we are required to distribute and that is taxable to our stockholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, stockholders may receive a larger capital gain distribution than they would have received in the absence of such transactions.

Failure to Qualify as a RIC

While we intend to elect, and expect to qualify, to be treated as a RIC for 2016 and intend to qualify to be treated as a RIC annually thereafter, no assurance can be provided that we will qualify as a RIC for any taxable year. For example, we anticipate that we may have difficulty satisfying the Diversification Tests as we deploy initial capital and build our portfolio. In addition, we may have difficulty satisfying the diversification requirements after the consummation of the initial Spin-Off transaction if we decide to liquidate our portfolio since we will not be making additional investments. While we generally will not lose our status as a RIC as long as we do not acquire any non-qualifying securities or other property, under certain circumstances we may be deemed to have made an acquisition of non-qualifying securities or other property. If we have previously qualified as a RIC, but were subsequently unable to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, we would be subject to tax on all of our taxable income (including our net capital gains) at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate stockholders would be eligible to claim a dividend received deduction with respect to such dividend; non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

The remainder of this discussion assumes that we qualify as a RIC for each taxable year.

Company Investments

Certain of our investment practices are subject to special and complex U.S. federal income tax provisions that may, among other things, (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions, including the dividends received deduction, (ii) convert lower taxed long-term capital gains and qualified dividend income into higher taxed short-term capital gains or ordinary income, (iii) convert ordinary loss or a deduction into capital loss (the deductibility of which is more limited), (iv) cause us to recognize income or gain without a corresponding receipt of cash, (v) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (vi) adversely alter the characterization of certain complex financial transactions and (vii) produce income that will not qualify as good income for purposes of the 90% Gross Income Test. We monitor our transactions and may make certain tax elections and may be required to borrow money or dispose of securities to mitigate the effect of these rules and to prevent disqualification of us as a RIC but there can be no assurance that we will be successful in this regard.

Debt Instruments. In certain circumstances, we may be required to recognize taxable income prior to the time at which we receive cash. For example, if we hold debt instruments that are treated under applicable tax rules as having original issue discount (such as debt instruments with an end-of-term payment and/or PIK interest payment or, in certain cases, increasing interest rates or issued with warrants), we must include in taxable income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement and to avoid the 4% U.S. federal excise tax, even though we will not have received any corresponding cash amount.

Warrants. Gain or loss realized by us from the sale or exchange of warrants acquired by us as well as any loss attributable to the lapse of such warrants generally are treated as capital gain or loss. The treatment of such gain or loss as long-term or short-term generally depends on how long we held a particular warrant and on the nature of the disposition transaction.

Foreign Investments. In the event we invest in foreign securities, we may be subject to withholding and other foreign taxes with respect to those securities. We do not expect to satisfy the requirement to pass through to our stockholders their share of the foreign taxes paid by us.

Passive Foreign Investment Companies. We may invest in the stock of a foreign corporation which is classified as a “passive foreign investment company” (within the meaning of Section 1297 of the Code), or “PFIC.” In general, unless a special tax election has been made, we are required to pay tax at ordinary income rates on any gains and “excess distributions” with respect to PFIC stock as if such items had been realized ratably over the period during which we held the PFIC stock, plus an interest charge. Certain adverse tax consequences of a PFIC investment may be limited if we are eligible to elect alternative tax treatment with respect to such investment. No assurances can be given that any such election will be available or that, if available, we will make such an election.

Foreign Currency Transactions. Under the Code, gains or losses attributable to fluctuations in exchange rates which occur between the time we accrue income or other receivables or accrue expenses or other liabilities denominated in a foreign currency and the time we actually collect such receivables or pay such liabilities generally are treated as ordinary income or loss. Similarly, on disposition of debt instruments and certain other instruments denominated in a foreign currency, gains or losses attributable to fluctuations if the value of the foreign currency between the date of acquisition of the instrument and the date of disposition also are treated as ordinary gain or loss. These currency fluctuations related gains and losses may increase or decrease the amount of our investment company taxable income to be distributed to our stockholders as ordinary income.

Regulation as a Business Development Company

General

We have elected to be regulated as a BDC under the 1940 Act. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them. A BDC may use capital provided by stockholders and from other sources to make long-term, private investments in businesses. A BDC provides stockholders the ability to retain the liquidity of a publicly traded stock while sharing in the possible benefits, if any, of investing in primarily privately owned companies.

We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a majority of the outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

As a BDC, we are generally required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our gross assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 200% after each issuance of senior securities. We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of us, GSVGC or our respective affiliates and, in some cases, prior approval by the SEC.

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject our stockholders to additional indirect expenses. Our investment portfolio is also subject to diversification requirements by virtue of our intent to elect to be treated as a RIC for U.S. tax purposes and our intention to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. See “Risk Factors — Risks Related to Our Business and Structure” in Part I, Item 1A of this Form 10-K for more information.

We are generally not able to issue and sell our common stock at a price below net asset value per share. See “Risk Factors — Risks Related to Our Business and Structure — Regulations governing our operation as a BDC affect our ability to raise additional capital and the way in which we do so. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.” in Part I, Item 1A of this Form 10-K. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board of Directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

As a BDC, we are generally limited in our ability to invest in any portfolio company in which GSVGC or any of its affiliates currently has an investment or to make any co-investments with our investment adviser or its affiliates without an exemptive order from the SEC, subject to certain exceptions.

We are subject to periodic examination by the SEC for compliance with the 1940 Act.

As a BDC, we are subject to certain risks and uncertainties. See “Risk Factors — Risks Related to Our Business and Structure” in Part I, Item 1A of this Form 10-K.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s gross assets. The principal categories of qualifying assets relevant to our business are the following:

(1)	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

(a)	is organized under the laws of, and has its principal place of business in, the United States;

(b)	is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c)	satisfies any of the following:

(i)	does not have any class of securities that is traded on a national securities exchange;

(ii)	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

(iii)	is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or

(iv)	is a small and solvent company having gross assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.

(2)	Securities of any eligible portfolio company which we control.

(3)	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(5)	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6)	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

If at any time less than 70% of our gross assets are comprised of qualifying assets, including as a result of an increase in the value of any non-qualifying assets or decrease in the value of any qualifying assets, we would generally not be permitted to acquire any additional non-qualifying assets, other than office furniture and equipment, interests in real estate and leasehold improvements and facilities maintained to conduct the business operations of the BDC, deferred organization and operating expenses, and other non-investment assets necessary and appropriate to its operations as a BDC, until such time as 70% of our then current gross assets were comprised of qualifying assets. We would not be required, however, to dispose of any non-qualifying assets in such circumstances.

Managerial Assistance to Portfolio Companies

In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above in Qualifying Assets categories (1), (2) or (3). However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above in Qualifying Assets category (1)(c)(iv)) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury Bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our gross assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. GSVGC monitors the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our gross assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Related to Our Business and Structure — We may borrow money, which would magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.” in Part I, Item 1A of this Form 10-K.

Compliance Policies and Procedures

We and GSVGC have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a chief compliance officer to be responsible for administering the policies and procedures. Carl Rizzo currently serves as our Chief Compliance Officer.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:

●	pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (together with the rules and regulations promulgated thereunder, the “Exchange Act”), our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;

●	pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

●	pursuant to Rule 13a-15 of the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting starting with our annual report on Form 10-K for the fiscal year ending December 31, 2017 and, starting from the date on which we cease to be an emerging growth company under the JOBS Act, must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm should we become an accelerated filer; and

●	pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to GSVGC. The Proxy Voting Policies and Procedures of GSVGC are set forth below. The guidelines will be reviewed periodically by GSVGC and our non-interested directors, and, accordingly, are subject to change. For purposes of the Proxy Voting Policies and Procedures described below, “we,” “our” and “us” refers to GSVGC.

An investment adviser registered under the Advisers Act has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, we recognize that we must vote client securities in a timely manner, free of conflicts of interest and in the best interests of our clients.

These policies and procedures for voting proxies for our investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Proxy Policies

We will vote proxies relating to our portfolio securities in what we perceive to be the best interest of our clients’ stockholders. We will review on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by our clients. Although we will generally vote against proposals that may have a negative impact on our clients’ portfolio securities, we may vote for such a proposal if there exist compelling long-term reasons to do so.

Our proxy-voting decisions will be made by the senior officers who are responsible for monitoring each of our clients’ investments. To ensure that our vote is not the product of a conflict of interest, we will require that: (1) anyone involved in the decision-making process disclose to our management any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision-making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.

Proxy Voting Records

You may obtain information about how we voted proxies by making a written request for proxy voting information to: GSV Growth Credit LLC, The Pioneer Building, 2925 Woodside Road, Woodside, CA 94062.

Privacy Principles

We are committed to maintaining the privacy of our stockholders and to safeguarding their non-public personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Pursuant to our privacy policy, we do not disclose any non-public personal information about our stockholders or former stockholders to anyone, except as permitted by law, or as is necessary in order to service stockholder accounts (for example, to a transfer agent or third-party administrator).

We may collect non-public information about investors from our subscription agreements or other forms, such as name, address, account number and the types and amounts of investments, and information about transactions with us or our affiliates, such as participation in other investment programs, ownership of certain types of accounts or other account data and activity. We may disclose the information that we collect from our stockholders or former stockholders, as described above, only to our affiliates and service providers and only as allowed by applicable law or regulation. Any party that receives this information uses it only for the services required by us and as allowed by applicable law or regulation, and is not permitted to share or use this information for any other purpose. To protect the non-public personal information of individuals, we restrict access to non-public personal information about our stockholders to employees of GSVGC and its affiliates with a legitimate business need for the information. In order to guard our stockholders’ non-public personal information, we maintain physical, electronic and procedural safeguards that are designed to comply with applicable law. Non-public personal information that we collect about our stockholders is generally stored on secured servers located in the United States. An individual stockholder’s right to privacy extends to all forms of contact with us, including telephone, written correspondence and electronic media, such as the Internet.

Reporting Obligations

We furnish our stockholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, as well as reports on Forms 3, 4 and 5 regarding directors, officers or 10% beneficial owners of us, filed or furnished pursuant to section 13(a), 15(d) or 16(a) of the Exchange Act, are available on our website (http://gsvgc.com/document-center/).

Stockholders and the public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains such information.

Item 1A. Risk Factors.

An investment in our securities involves certain risks relating to our structure and investment objective. The risks set forth below are not the only risks we face, and we may face other risks that we have not yet identified, which we do not currently deem material or which are not yet predictable. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Structure

We have a limited operating history as a BDC.

We were formed on August 31, 2015. As a result of a limited operating history, we are subject to many of the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and that the value of our common stock could decline substantially. As a BDC, we are subject to the regulatory requirements of the SEC, in addition to the specific regulatory requirements applicable to BDCs under the 1940 Act and RICs under the Code. From time to time, GSVGC may pursue investment opportunities in which it has more limited experience. We may also be unable to replicate the historical performance of the members of the Investment Committee in prior investment funds. In addition, we may be unable to generate sufficient revenue from our operations to make or sustain distributions to our stockholders.

GSVGC has limited prior experience managing a BDC and a RIC.

GSVGC has limited experience managing a BDC and a RIC. Therefore, GSVGC may not be able to successfully operate our business or achieve our investment objective. As a result, an investment in our common stock may entail more risk than shares of common stock of a comparable company with a substantial operating history.

The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other types of investment vehicles. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly traded companies. Moreover, qualification for RIC tax treatment under Subchapter M of the Code requires, among other things, satisfaction of source-of-income, diversification and other requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC or RIC or could force us to pay unexpected taxes and penalties, which could be material. GSVGC’s limited experience in managing a portfolio of assets under such constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective.

Our investment portfolio is recorded at fair value, with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, its estimate of fair value and, as a result, there is uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by us with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, our estimate of fair value. Typically, there will not be a public market for the securities of the privately held companies in which we invest. As a result, we value these securities quarterly at fair value based on input from management, a third-party independent valuation firm and the audit committee of our Board of Directors (the “Audit Committee”) and with the oversight, review and approval of our Board of Directors.

The determination of fair value and consequently, the amount of unrealized gains and losses in our portfolio, are to a certain degree, subjective and dependent on a valuation process approved by our Board of Directors. Certain factors that may be considered in determining the fair value of our investments include external events, such as private mergers, sales and acquisitions involving comparable companies. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates. Our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize on one or more of our investments. As a result, investors purchasing our common stock based on an overstated net asset value would pay a higher price than the value of our investments might warrant. Conversely, investors selling shares of our common stock during a period in which the net asset value understates the value of our investments will receive a lower price for their shares of our common stock than the value of our investments might warrant.

Our financial condition and results of operations depend on our ability to effectively manage and deploy capital.

Our ability to achieve our investment objective depends on our ability to effectively manage and deploy capital, which depends, in turn, on GSVGC’s ability to identify, evaluate and monitor, and our ability to finance and invest in, companies that meet our investment criteria.

Accomplishing our investment objective on a cost-effective basis is largely be a function of GSVGC’s handling of the investment process, its ability to provide competent, attentive and efficient services and our access to investments offering acceptable terms. In addition to monitoring the performance of our existing investments and other responsibilities under the Advisory Agreement, GSVGC’s investment team may also be called upon, from time to time, to provide managerial assistance to some of our portfolio companies. These demands on their time may distract them or slow the rate of investment.

Even if we are able to grow and build upon our investment portfolio, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. Our results of our operations depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies as described herein, it could negatively impact our ability to pay dividends.

We may face increasing competition for investment opportunities.

We compete for investments with providers of capital with similar investment strategies including other BDCs, private equity funds, sponsored growth lending funds, finance companies, and banks. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in small, fast-growing, private companies is underserved by traditional commercial banks and other financing sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

Our business model depends to a significant extent upon strong referral relationships. Any inability of GSVGC to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We depend upon GSVGC to maintain its relationships with venture capital and private equity firms, placement agents, investment banks, management groups and other financial institutions, and we expect to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If GSVGC fails to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom GSVGC has relationships are not obligated to provide us with investment opportunities, and we can offer no assurance that these relationships will generate investment opportunities for us in the future.

We are dependent upon GSVGC’s key personnel for our future success.

We depend on the diligence, skill and investment acumen of David Spreng, our President, Chief Executive Officer and the Chairman of our Board of Directors, along with the other investment professionals at GSVGC. Mr. Spreng also serves as the President, Chief Executive Officer and Chief Investment Officer of GSVGC, and the Chairman of its Investment Committee. Mr. Spreng and the other members of GSVGC’s senior management evaluate, negotiate, structure, close and monitor our investments. Our future success depends on the continued service of Mr. Spreng and the other members of GSVGC’s senior management. We cannot assure you that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with us. The loss of Mr. Spreng or any of the other members of GSVGC’s senior management could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. In addition, we can offer no assurance that GSVGC will continue indefinitely as GSVGC. The members of GSVGC’s senior management are and may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us, and may have conflicts of interest in allocating their time. We expect that Mr. Spreng will dedicate substantially all of his time to the activities of our company, however, Mr. Spreng may be engaged in other business activities which could divert his time and attention in the future.

In addition, Mr. Spreng has not managed a BDC or a fund with a strategy similar to ours and, as a result, there can be no assurance that Mr. Spreng’s experience in venture capital and small-business lending will be indicative of future results that will be achieved by us.

Our success depends on the ability of GSVGC to attract and retain qualified personnel in a competitive environment.

Our growth requires that GSVGC retains and attracts new investment and administrative personnel in a competitive market. Its ability to attract and retain personnel with the requisite credentials, experience and skills depends on several factors including, but not limited to, its ability to offer competitive wages, benefits and professional growth opportunities. Many of the entities, including investment funds (such as private equity funds and mezzanine funds) and traditional financial services companies, with which GSVGC competes for experienced personnel have greater resources than it has.

There are significant potential conflicts of interest which could impact our investment returns.

Mr. Spreng currently serves as the Managing Partner of Crescendo Ventures and a Partner of Decathlon Capital. In addition, our executive officers and directors, as well as the current and future members of GSVGC, may serve as officers, directors or principals of other entities that operate in the same or a related line of business as we do. For example, Mr. Raterman, our Chief Financial Officer, also serves on the board of directors of GSV Financial Group LLC, the parent of GSV Equity LLC. Accordingly, they may have obligations to investors in those entities, the fulfillment of which obligations may not be in the best interests of us or our stockholders. However, GSVGC’s core investment team does not have a present intent to advise or manage another BDC with an investment strategy that is substantially similar to our investment strategy.

In the course of our investing activities, we pay management and incentive fees to GSVGC and reimburse our Administrator for certain expenses it incurs. As a result, investors in our common stock invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than an investor might achieve through direct investments. Accordingly, there may be times when the management team of GSVGC will have interests that differ from those of our stockholders, giving rise to a conflict.

We have entered into a royalty-free license agreement with GSV Asset Management, pursuant to which GSV Asset Management has granted us a non-exclusive, royalty-free license to use the name “GSV.” Under the license agreement, we have the right to use the “GSV” name for so long as GSVGC or one of its affiliates remains our investment adviser.

In addition, we pay our Administrator, a wholly-owned subsidiary of GSVGC, our allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions. These arrangements may create conflicts of interest that our Board of Directors must monitor.

Our strategic relationship with Oaktree may create conflicts of interest.

OCM has made a $125,000,000 capital commitment to us. As of December 31, 2016, we had received capital commitments of $209,901,500 in the Private Offering, and OCM owned approximately 60% of our outstanding common stock. In addition, OCM holds an interest in GSVGC. In connection with our strategic relationship with Oaktree, OCM has a right to nominate an individual for election to our board of directors. If at any time, OCM has not nominated for election a member of our Board of Directors and/or a nominated director has not yet been elected, OCM will maintain board observation rights. OCM’s initial appointee to our Board of Directors is Brian Laibow. Mr. Laibow has also been appointed to the board of managers and Investment Committee of GSVGC. Mr. Laibow is an employee of Oaktree and we expect that he will continue to engage in investment advisory activities for Oaktree, which could result in a conflict of interest and may distract him from his responsibilities to us and GSVGC.

As a result of the relationship with Oaktree and OCM, we are presumed to be an affiliate of OCM under the 1940 Act. As a result, we are not able to invest in the same portfolio companies in which any funds managed by OCM invest without seeking exemptive relief from the SEC.

The compensation we pay to GSVGC and our Administrator was not determined on an arm’s-length basis. Thus, the terms of such compensation may be less advantageous to us than if such terms had been the subject of arm’s-length negotiations.

The compensation we pay to GSVGC and our Administrator was not determined on an arm’s-length basis with an unaffiliated third party. As a result, the form and amount of such compensation may be less favorable to us than they might have been had the respective agreements been entered into through arm’s-length transactions with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our respective rights and remedies under the Advisory Agreement and the Administration Agreement because of our desire to maintain our ongoing relationship with GSVGC, our Administrator and their respective affiliates. Any such decision, however, could cause us to breach our fiduciary obligations to our stockholders.

Our management fee may induce GSVGC to purchase assets with borrowed funds and our incentive fee may induce GSVGC to pursue speculative investments and to use leverage when it may be unwise to do so.

The management fee and the incentive fee payable by us to GSVGC may create an incentive for GSVGC to purchase assets with borrowed funds when it is unwise to do so or to pursue investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The management fee payable to GSVGC is calculated based on the amount of our capital commitments and assets purchased with borrowed funds or other forms of leverage. The incentive fee payable to GSVGC is calculated based on a percentage of our return on invested capital. The incentive fee arrangement may encourage GSVGC to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of our common stock. In addition, GSVGC receives the incentive fee based, in part, upon net capital gains realized on our investments. As a result, in certain situations GSVGC may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

A general increase in interest rates will likely have the effect of making it easier for GSVGC to receive incentive fees, without necessarily resulting in an increase in our net earnings.

Given the structure of the Advisory Agreement, any general increase in interest rates can be expected to lead to higher interest rates applicable to our debt investments and will likely have the effect of making it easier for GSVGC to meet the quarterly hurdle rate for payment of income incentive fees under the Advisory Agreement without any additional increase in relative performance on the part of GSVGC. This may occur without a corresponding increase in distributions to our stockholders. In addition, in view of the catch-up provision applicable to income incentive fees under the Advisory Agreement, GSVGC could potentially receive a significant portion of the increase in our investment income attributable to such a general increase in interest rates. If that were to occur, our increase in net earnings, if any, would likely be significantly smaller than the relative increase in GSVGC’s income incentive fee resulting from such a general increase in interest rates.

GSVGC and our Administrator have the right to resign upon not more than 60 days’ notice, and we may not be able to find a suitable replacement for either within that time, or at all, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

GSVGC has the right, under the Advisory Agreement, to resign at any time upon not more than 60 days’ written notice, regardless of whether we have found a replacement. Similarly, our Administrator has the right under the Administration Agreement to resign at any time upon not more than 60 days’ written notice, regardless of whether we have found a replacement. If GSVGC or our Administrator were to resign, we may not be able to find a new investment adviser or administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms prior to the resignation of GSVGC or our Administrator, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations, as well as our ability to pay distributions, are likely to be materially and adversely affected. In addition, the coordination of our internal management and investment or administrative activities, as applicable, are likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by GSVGC, our Administrator and their respective affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business, results of operations and cash flows.

GSVGC’s liability is limited under the Advisory Agreement and we have agreed to indemnify GSVGC against certain liabilities, which may lead GSVGC to act in a riskier manner on our behalf than it would when acting for its own account.

Under the Advisory Agreement, GSVGC has not assumed any responsibility to us other than to render the services called for under that agreement. It is not responsible for any action of our Board of Directors in following or declining to follow GSVGC’s advice or recommendations. Under the Advisory Agreement, GSVGC and its professionals and any person controlling or controlled by GSVGC are not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Advisory Agreement, except those resulting from acts constituting gross negligence, willful misfeasance, bad faith or reckless disregard of the duties that GSVGC owes to us under the Advisory Agreement. In addition, as part of the Advisory Agreement, we will indemnify GSVGC and its professionals from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Advisory Agreement, except where attributable to gross negligence, willful misfeasance, bad faith or reckless disregard of such person’s duties under the Advisory Agreement.

GSVGC may not be able to achieve the same or similar returns as those achieved by Mr. Spreng and the other members of GSVGC’s core investment team while they were employed at prior positions.

Although in the past Mr. Spreng and the other members of GSVGC’s core investment team have held senior positions at a number of investment firms, their achievements are not necessarily indicative of future results that will be achieved by GSVGC. We cannot assure you that we will be able to achieve the results realized by prior vehicles managed by Mr. Spreng and the other members of GSVGC’s core investment team.

Investors may default on capital drawdowns.

In connection with the Private Offering, we will issue drawdowns on capital commitments from time to time at the discretion of GSVGC based upon GSVGC’s assessment of our needs and opportunities. To satisfy such capital drawdowns, investors may need to maintain a substantial portion of their capital commitments in assets that can be readily converted to cash. If an investor fails to pay when due installments of its capital commitment to us, and the capital commitments made by non-defaulting investors and our borrowings are inadequate to cover the defaulted capital commitment, we may be unable to pay our obligations when due. As a result, we may be subjected to significant penalties that could materially adversely affect the returns of the investors (including non-defaulting investors), and non-defaulting investors may be subject to increased expenses and/or funding requirements. Moreover, the subscription agreements signed by investors in the Private Offering provide for significant adverse consequences in the event an investor defaults on its capital commitment or other payment obligations.

We may need to raise additional capital to grow because we must distribute most of our income.

We may need additional capital to fund growth in our investments. We have issued and expect to issue additional equity securities in connection with the Private Offering and expect to borrow from financial institutions. A reduction in the availability of new capital could limit our ability to grow. We must distribute at least 90% of our investment company taxable income to our stockholders to maintain our RIC status. As a result, any such cash earnings may not be available to fund investment originations. We may, in the future, borrow under debt facilities from financial institutions and issue additional debt and equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. In addition, as a BDC, our ability to borrow or issue preferred stock may be restricted if our total assets are less than 200% of our total borrowings and preferred stock.

Any failure on our part to maintain our status as a BDC or fail to qualify as a RIC would reduce our operating flexibility.

The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70% of their gross assets in specified types of “qualifying assets,” primarily in private U.S. companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. In addition, subject to certain limited exceptions, an investment in an issuer that has outstanding securities listed on a national exchange may be treated as a qualifying asset only if such issuer has a market capitalization that is less than $250 million at the time of such investment. In addition, as a RIC, which we intend to elect to be treated as under Subchapter M of the Code and intend to qualify as annually going forward, we are required to satisfy certain source-of-income, diversification and distribution requirements. These constraints, among others, may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective.

Any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our stockholders, we may elect to withdraw our status as a BDC. If we decide to withdraw our election, or if we otherwise fail to qualify, or maintain our qualification, as a BDC, we will be subject to the substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with such regulations would significantly decrease our operating flexibility, and could significantly increase our costs of doing business.

Regulations governing our operation as a BDC affect our ability to raise additional capital and the way in which we do so. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss.

If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

We are generally not able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our Board of Directors determines that such sale is in the best interests of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and you may experience dilution.

We may borrow money, which would magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

The use of leverage magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in our securities. We may borrow from and issue senior debt securities to banks, insurance companies and other lenders in the future. Holders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make dividend payments on our common stock. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage.

As a BDC, we are generally required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our gross assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 200% after each issuance of senior securities. If this ratio declines below 200%, we may not be able to incur additional debt and could be required by law to sell a portion of our investments to repay some debt when it is disadvantageous to do so, which could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on GSVGC’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

In addition, any debt facility into which we may enter would likely impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to qualify as a RIC.

Changes in interest rates may increase our cost of capital, reduce the ability of our portfolio companies to service their debt obligations and decrease our net investment income.

General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income and our net asset value. Substantially all of our debt investments will have variable interest rates that reset periodically based on benchmarks such as LIBOR and the prime rate, so an increase in interest rates from their historically low present levels may make it more difficult for our portfolio companies to service their obligations under the debt investments that we will hold. In addition, to the extent we borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income to the extent we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income.

In addition, a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to GSVGC with respect to our pre-incentive fee net investment income.

Our portfolio companies may prepay loans, which may have the effect of reducing our investment income if the returned capital cannot be invested in transactions with equal or greater yields.

Loans are generally callable at any time, most of them at no premium to par. We are generally unable to predict the rate and frequency of such repayments. Whether a loan is called will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such portfolio company the ability to replace existing financing with less expensive capital. As market conditions change frequently, we will often be unable to predict when, and if, this may be possible for each of our portfolio companies. In the case of some of these loans, having the loan called early may have the effect of reducing our actual investment income below our expected investment income if the capital returned cannot be invested in transactions with equal or greater yields.

The financial projections of our portfolio companies could prove inaccurate.

We generally evaluate the capital structure of portfolio companies on the basis of financial projections prepared by the management of such portfolio companies. These projected operating results are normally based primarily on judgments of the management of the portfolio companies. In all cases, projections are only estimates of future results that are based upon assumptions made at the time that the projections are developed. General economic conditions, which are not predictable with accuracy, along with other factors may cause actual performance to fall short of the financial projections that were used to establish a given portfolio company’s capital structure. Because of the leverage that is typically employed by our portfolio companies, this could cause a substantial decrease in the value of our investment in the portfolio company. The inaccuracy of financial projections could thus cause our performance to fall short of our expectations.

Our portfolio securities may not have a readily available market price and, in such a case, we will value these securities at fair value as determined in good faith under procedures adopted by our Board of Directors, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment.

A large percentage of our portfolio investments are in the form of debt investments that are not publicly traded. The fair value of these securities is not readily determinable. We value these investments on at least a quarterly basis in accordance with our valuation policy, which is at all times consistent with accounting principles generally accepted in the United States (“GAAP”). Our Board of Directors utilizes the services of a third-party valuation firm to aid it in determining the fair value of these investments. The Board of Directors discusses valuations and determines the fair value in good faith based on the input of GSVGC and the third-party valuation firm. The participation of GSVGC in our valuation process could result in a conflict of interest, since the management fees are based in part on our gross assets and also because GSVGC is receiving performance-based incentive fees. The factors that are considered in the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparisons to publicly-traded companies, discounted cash flow, relevant credit market indices, and other relevant factors. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. In addition, the valuation of these types of securities may result in substantial write-downs and earnings volatility.

Our net asset value as of a particular date may be materially greater than or less than the value that would be realized if our assets were to be liquidated as of such date. For example, if we were required to sell a certain asset or all or a substantial portion of its assets on a particular date, the actual price that we would realize upon the disposition of such asset or assets could be materially less than the value of such asset or assets as reflected in our net asset value. Volatile market conditions could also cause reduced liquidity in the market for certain assets, which could result in liquidation values that are materially less than the values of such assets as reflected in our net asset value.

We may experience fluctuations in our quarterly and annual results.

We may experience fluctuations in our quarterly and annual operating results due to a number of factors, including, but not limited to, our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the level of portfolio dividend and fee income, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Our Board of Directors is authorized to reclassify any unissued shares of common stock into one or more classes of preferred stock, which could convey special rights and privileges to its owners.

Under Maryland General Corporation Law (the “MGCL”) and our charter, our Board of Directors is authorized to classify and reclassify any authorized but unissued shares of stock into one or more classes of stock, including preferred stock. Prior to the issuance of shares of each class or series, the Board of Directors is required by Maryland law and our charter to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series. Thus, the Board of Directors could authorize the issuance of shares of preferred stock with terms and conditions which could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for holders of our common stock or otherwise be in their best interest. The cost of any such reclassification would be borne by our existing common stockholders. Certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock. For example, holders of preferred stock would vote separately from the holders of common stock on a proposal to cease operations as a BDC. In addition, the 1940 Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two preferred stock directors. We currently have no plans to issue preferred stock, but may determine to do so in the future. The issuance of preferred stock convertible into shares of common stock might also reduce the net income per share and net asset value per share of our common stock upon conversion, provided, that we will only be permitted to issue such convertible preferred stock to the extent we comply with the requirements of Section 61 of the 1940 Act, including obtaining common stockholder approval. These effects, among others, could have an adverse effect on an investment in our common stock.

Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.

Our Board of Directors has the authority to modify or waive our investment objective, current operating policies, investment criteria and strategies without prior notice (except as required by the 1940 Act) and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay you dividends and cause you to lose all or part of your investment.

We will be subject to corporate-level income tax if we are unable to qualify as a RIC.

Although we intend to elect to be treated as a RIC under Subchapter M of the Code for 2016, no assurance can be given that we will be able to qualify as and maintain our qualification as a RIC. To obtain and maintain our qualification as a RIC, we must meet the following source-of-income, asset diversification, and distribution requirements.

The income source requirement will be satisfied if we obtain at least 90% of our gross income for each year from dividends, interest, foreign currency, payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income from certain “qualified publicly traded partnerships,” or similar sources.

The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet those requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses. We may have difficulty satisfying the diversification requirement during our ramp-up phase until we have a portfolio of investments.

The annual distribution requirement will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we may use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify as a RIC.

If we fail to qualify as a RIC for any reason and therefore become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

There are risks related to investment by ERISA Plans.

We will use reasonable efforts to conduct our affairs so that our assets are not be deemed to be “plan assets” under the plan asset regulations promulgated by DOL, as amended by ERISA. The fiduciary of each prospective plan investor must independently determine that the Company is an appropriate investment for such plan, taking into account the fiduciary’s obligations under ERISA and the facts and circumstances of each investing plan.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we will include in our taxable income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the origination of a loan or possibly in other circumstances, or contractual PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount or increases in loan balances as a result of contractual PIK arrangements will be included in our taxable income before we receive any corresponding cash payments. We also may be required to include in our taxable income certain other amounts that we will not receive in cash.

Since, in certain cases, we may recognize taxable income before or without receiving corresponding cash payments, we may have difficulty meeting the annual distribution requirement necessary to maintain our qualification as a RIC. Accordingly, to satisfy our RIC distribution requirements, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities. If we are not able to obtain cash from other sources, we may fail to qualify as a RIC and thus become subject to corporate-level income tax. For additional discussion regarding the tax implications of our election to be taxed as a RIC, please see “Business — Material U.S. Federal Income Tax Considerations — Taxation of the Company” in Part I, Item 1 of this Form 10-K.

To the extent original issue discount and PIK-interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Our investments may include original-issue-discount instruments and contractual PIK-interest arrangements. To the extent original issue discount or PIK-interest constitutes a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•	The higher interest rates of original issue discount and PIK instruments reflect the payment deferral, which results in a higher principal amount at the maturity of the instrument as compared to the original principal amount of the instrument, and increased credit risk associated with these instruments, and original issue discount and PIK instruments generally represent a significantly higher credit risk than coupon loans.

•	Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation.

•	Original issue discount and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. Original issue discount and PIK-income may also create uncertainty about the source of our cash distributions.

•	To the extent we provide loans with interest-only payments or moderate loan amortization, the majority of the principal payment or amortization of principal may be deferred until loan maturity. Because this debt generally allows the borrower to make a large lump-sum payment of principal at the end of the loan term, there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity.

•	For accounting purposes, any cash distributions to stockholders representing original issue discount and PIK-income are not treated as coming from paid-in capital, even though the cash to pay them comes from the offering proceeds. As a result, despite the fact that a distribution representing original issue discount and PIK-income could be paid out of amounts invested by our stockholders, the 1940 Act does not require that stockholders be given notice of this fact by reporting it as a return of capital.

•	In certain cases, we may recognize taxable income before or without receiving corresponding cash payments and, as a result, we may have difficulty meeting the annual distribution requirement necessary to maintain our qualification as a RIC.

We may in the future choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

We may distribute dividends that are payable predominantly in shares of our common stock. Based on certain private rulings issued by the IRS, distributions payable in stock or cash at the election of stockholders will be treated as taxable dividends that may satisfy our minimum distribution requirements even if the total amount of cash to be distributed is limited, provided that at least 20% of such dividend is payable in cash. If too many stockholders elect to receive their distribution in cash, all stockholders electing to receive cash would receive a ratable share of the cash to be distributed and would receive the remainder of their distribution in shares of our common stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. federal tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

There is a risk that our stockholders may not receive any distributions or that our distributions may not grow over time.

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. See “Business — Regulation as a Business Development Company” in Part I, Item 1 of this Form 10-K.

A disruption in the capital markets and the credit markets could impair our ability to raise capital and negatively affect our business.

As a BDC, we have to maintain our ability to raise additional capital for investment purposes. Without sufficient access to the capital markets or credit markets, we may be forced to curtail our business operations or we may not be able to pursue new business opportunities. Capital markets and credit markets sometimes experience extreme volatility and disruption and, accordingly, there has been and may continue to be uncertainty in the financial markets in general. For example, between 2008 and 2009, the global capital markets were unstable as evidenced by periodic disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have largely recovered from the events of 2008 and 2009, there have been continuing periods of volatility, some lasting longer than others. For example, the referendum by British voters to exit the European Union (“E.U.”) (“Brexit”) in June 2016 has led to further disruption and instability in the global markets. There can be no assurance these market conditions will not repeat themselves or worsen in the future. Any further disruptive conditions in the financial industry and the impact of new legislation in response to those conditions could restrict our business operations and could adversely impact our results of operations and financial condition.

Equity capital may be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our directors who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of us, GSVGC or our respective affiliates.

If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratios imposed upon us by the 1940 Act. Any such failure would affect our ability to issue senior securities, including borrowings, and pay dividends, which could materially impair our business operations. Our liquidity could be impaired further by an inability to access the capital markets or to consummate new borrowing facilities to provide capital for normal operations, including new originations. In recent years, reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers.

If we are unable to secure debt financing on commercially reasonable terms, our liquidity will be reduced significantly. If we are unable to repay amounts outstanding under any debt facilities we may obtain and are declared in default or are unable to renew or refinance these facilities, we would not be able to initiate significant originations or to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility to the credit markets, a severe decline in the value of the U.S. dollar, another economic downturn or an operational problem that affects third parties or us, and could materially damage our business.

Uncertainty about the financial stability of the United States, several countries in Europe and China, and uncertainties about the new U.S. presidential administration could have a significant adverse effect on our business, financial condition and results of operations.

Due to federal budget deficit concerns, S&P downgraded the federal government’s credit rating from AAA to AA+ for the first time in history in August 2011. Further, Moody’s and Fitch had warned that they may downgrade the federal government’s credit rating. Further downgrades or warnings by S&P or other rating agencies, and the United States government’s credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.

In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. While the financial stability of many of such countries has improved significantly, risks resulting from any future debt crisis in Europe or any similar crisis could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.

In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued sell-off of shares trading in Chinese markets. In addition, in August 2015, Chinese authorities sharply devalued China’s currency. Since then, the Chinese capital markets have continued to experience periods of instability. These market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations.

The Federal Reserve raised the Federal Funds Rate in December 2015, in December 2016 and again in March 2017, and has announced its intention to continue to raise the federal funds rate over time. These developments, along with the United States government’s credit and deficit concerns, the European sovereign debt crisis and the economic slowdown in China, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms.

In November 2016, the United States held its Federal election and elected Donald Trump, the Republican Party nominee, as President. Following President Trump’s inauguration in January 2017, the Republican Party controls both the executive and legislative branches of government, which increases the likelihood that legislation will be adopted implementing the policies of the Trump administration. While campaigning, President Trump made statements suggesting he may seek to have Congress adopt legislation that could significantly affect the regulation of United States financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), including the Volcker Rule and various swaps and derivatives regulations, the authority of the Federal Reserve and the Financial Stability Oversight Council, and renewed proposals to separate banks’ commercial and investment banking activities. President Trump also stated he would cause the United States to withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations. We cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

Any further disruptive conditions in the financial industry and the impact of new legislation in response to those conditions could restrict our business operations and could adversely impact our results of operations and financial condition. In addition, the BDC market may be more sensitive to changes in interest rates or other factors and to the extent the BDC market trades down, our shares might likewise be affected. If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratios imposed upon us by the 1940 Act. Any such failure would affect our ability to issue securities, including borrowings, and pay dividends, which could materially impair our business operations. Our liquidity could be impaired further by an inability to access the capital markets or to consummate new borrowing facilities to provide capital for normal operations, including new originations. In recent years, reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers.

There may be no future Spin-Off transactions.

No assurances can be made that any Spin-Off transaction will occur, and investors should not rely on a future Spin-Off transaction as a liquidity option. Because GSVGC would be managing each of us, the Public Fund and any Liquidating Fund, and the 1940 Act prohibits entities under common control from engaging in certain transactions, we will likely be required to obtain exemptive and/or no-action relief from the SEC to permit us to transfer assets to the Public Fund and/or any Liquidating Fund, as well as with respect to other aspects relating to a Spin-Off transaction. There can be no assurance that we will be able to obtain such exemptive and/or no-action relief from the SEC. If we are unable to do so, then we will continue our operations in the manner otherwise set forth in this annual report on Form 10-K and in the offering documents related to the Private Offering. Alternatively, if we do obtain such exemptive and/or no-action relief, our Board of Directors would determine whether (and when) to effectuate any Spin-Off transaction, subject to the receipt of any required stockholder approvals. The Company may exclude any investor from participating in a Spin-Off transaction if, in the reasonable discretion of the Company, there is a substantial likelihood that such investor’s exchange of shares of our common stock at such time would cause us, the Public Fund or a Liquidating Fund to (i) be in violation of, or noncompliance with, any law or regulation to which such entity is or would be subject or (ii) be deemed to hold “plan assets” under ERISA or Section 4975 of the Code because the investments of Benefit Plan Investors are deemed to be significant. If a Spin-Off transaction does occur, although it is expected that any incentive fee payable in connection with the Spin-Off transaction will be calculated using the methodology set forth in “Business — About GSVGC” in Part I, Item 1 of this Form 10-K (taking into account the pro rata portion of our assets and liabilities relating to shares of our common stock being exchanged on an as-liquidated basis), the final terms of a Spin-Off transaction will be determined at the time of any such Spin-Off transaction, and there is no guarantee that such terms will be favorable to investors. See “Business — Investor Optionality; Potential Spin-Offs” in Part I, Item 1 of this Form 10-K for more information. While we expect that a Spin-Off transaction would likely be taxable to a stockholder that chooses to participate in the Spin-Off transaction, we cannot at this time predict the specific tax consequences of any future Spin-Off transaction that may occur.

Terrorist attacks, acts of war or natural disasters may affect any market for our common stock, impact the businesses in which we invest and harm our business, operating results and financial condition.

Terrorist acts, acts of war or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks and natural disasters are generally uninsurable.

For any period that we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, stockholders will be taxed as though they received a distribution of some of our expenses.

A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. We currently do not qualify as a publicly offered RIC; we may qualify as a publicly offered RIC for future taxable years. For any period that we are not a publicly offered RIC, a non-corporate stockholder’s allocable portion of our affected expenses, including our management fees, is treated as an additional distribution to the stockholder and is deductible by such stockholder only to the extent permitted under the limitations described below. For non-corporate stockholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered RIC, including advisory fees. In particular, these expenses, referred to as miscellaneous itemized deductions, are deductible to an individual only to the extent they exceed 2% of such a stockholder’s adjusted gross income, and are not deductible for alternative minimum tax purposes.

We are subject to risks in using custodians, administrators and other agents.

We depend on the services of custodians, administrators and other agents to carry out certain securities transactions and administrative services for us. In the event of the insolvency of a custodian, we may not be able to recover equivalent assets in full as we will rank among the custodian’s unsecured creditors in relation to assets which the custodian borrows, lends or otherwise uses. In addition, our cash held with a custodian may not be segregated from the custodian’s own cash, and we therefore may rank as unsecured creditors in relation thereto. The inability to recover assets from the custodian could have a material impact on our performance.

We will expend significant financial and other resources to comply with the requirements of being a public reporting entity.

As a public reporting entity, we are subject to the reporting requirements of the Exchange Act and certain requirements of the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting, which are discussed below. See “Business — Regulation as a Business Development Company” in Part I, Item 1 of this Form 10-K. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight is required. We will continue to implement procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to incur significant additional annual expenses related to these steps and, among other things, directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to our Administrator to compensate them for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

The systems and resources necessary to comply with public company reporting requirements will increase further once we cease to be an “emerging growth company” under the JOBS Act. As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We will remain an emerging growth company for up to five years following an IPO, if any, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30th before that time, we would cease to be an emerging growth company as of the following December 31st.

We do not currently have comprehensive documentation of our internal controls and have not yet tested our internal controls in accordance with Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and the value of our common stock.

We have not previously been required to comply with the requirements of the Sarbanes-Oxley Act, including the internal control evaluation and certification requirements of Section 404 of that statute (“Section 404”), and we will not be required to comply with all of those requirements until we have been subject to the reporting requirements of the Exchange Act for a specified period of time. Accordingly, our internal control over financial reporting do not currently meet all of the standards contemplated by Section 404 that we will eventually be required to meet. We are in the process of addressing our internal control over financial reporting and are establishing formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within our organization.

Additionally, we have begun the process of documenting our internal control procedures to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an emerging growth company under the JOBS Act. Because we do not currently have comprehensive documentation of our internal controls and have not yet tested our internal controls in accordance with Section 404, we cannot conclude in accordance with Section 404 that we do not have a material weakness in our internal controls or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal controls. As a public entity, we will be required to complete our initial assessment in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal control over financial reporting. This could materially adversely affect us and lead to a decline in the value of our common stock.

Stockholders may be subject to filing requirements under the Exchange Act as a result of an investment in us.

Because our common stock is registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of our common stock must be disclosed in a Schedule 13D or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, investors who choose to reinvest their dividends may see their percentage stake in us increased to more than 5%, thus triggering this filing requirement. Although we provide in our quarterly financial statements the amount of outstanding stock and the amount of the investor’s stock, the responsibility for determining the filing obligation and preparing the filing remains with the investor. In addition, owners of 10% or more of our common stock are subject to reporting obligations under Section 16(a) of the Exchange Act.

Stockholders may be subject to the short-swing profits rules under the Exchange Act as a result of an investment in us.

Persons with the right to appoint a director or who hold more than 10% of a class of our shares may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of the issuer profits from the purchase and sale of registered stock within a six-month period.

Investors in the Private Offering are subject to transfer restrictions.

Other than in connection with a Spin-Off transaction, investors who participate in the Private Offering may not sell, assign, transfer or otherwise dispose of (in each case, a “Transfer”) any common stock unless (i) we give consent and (ii) the Transfer is made in accordance with applicable securities laws. No Transfer will be effectuated except by registration of the Transfer on our books. Each transferee must agree to be bound by these restrictions and all other obligations as an investor in us.

Provisions of the MGCL and of our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

The MGCL and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our Board of Directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our Board of Directors, including approval by a majority of our disinterested directors. If the resolution exempting business combinations is repealed or our Board of Directors does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act (the “Control Share Act”) acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Act, the Control Share Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction. However, we will amend our bylaws to be subject to the Control Share Act only if our Board of Directors determines that it would be in our best interests and if the SEC staff does not object to our determination that our being subject to the Control Share Act does not conflict with the 1940 Act. The SEC staff has issued informal guidance setting forth its position that certain provisions of the Control Share Act would, if implemented, violate Section 18(i) of the 1940 Act.

We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our charter classifying our Board of Directors in three classes serving staggered three-year terms, and authorizing our Board of Directors to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock, to amend our charter without stockholder approval and to increase or decrease the number of shares of stock that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.

Changes in laws or regulations governing our operations may adversely affect our business.

Legal, tax and regulatory changes could occur that may adversely affect us. For example, from time to time the market for private equity transactions has been (and is currently being) adversely affected by a decrease in the availability of senior and subordinated financings for transactions, in part in response to credit market disruptions and/or regulatory pressures on providers of financing to reduce or eliminate their exposure to the risks involved in such transactions.

In addition, as private equity firms become more influential participants in the U.S. and global financial markets and economy generally, there recently has been pressure for greater governmental scrutiny and/or regulation of the private equity industry, in part. It is uncertain as to what form and in what jurisdictions such enhanced scrutiny and/or regulation, if any, on the private equity industry may ultimately take. Therefore, there can be no assurance as to whether any such scrutiny or initiatives will have an adverse impact on the private equity industry, including our ability to effect operating improvements or restructurings of its portfolio companies or otherwise achieve its objectives.

Many of the provisions of the Dodd-Frank Act have extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities. While the full impact of the Dodd-Frank Act on us and our portfolio companies may not be known for an extended period of time, the Dodd-Frank Act, including future rules that may be adopted implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry and the financial markets (including derivative markets) or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, restrict or further regulate certain of our activities, including derivative trading and hedging activities, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

In addition, we and our portfolio companies are subject to applicable local, state and U.S. federal laws and regulations, including, without limitation, U.S. federal immigration laws and regulations. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth herein and may result in our investment focus shifting from the areas of expertise of GSVGC’s investment team to other types of investments in which the investment team may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

Risks Related to Our Investments

Our investments are very risky and highly speculative.

We intend to invest primarily in secured loans and select equity investments issued by fast-growing companies. We intend to invest primarily in secured loans made to companies whose debt has generally not been rated by any rating agency, although we would expect such debt, if rated, to fall below investment grade. Securities rated below investment grade are often referred to as “high yield” securities and “junk bonds,” and are considered “high risk” and speculative in nature compared to debt instruments that are rated above investment grade.

Senior Secured Loans. There is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. In some circumstances, our liens on the collateral securing our loans could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be compelled to enforce our remedies.

Second Lien Secured Loans. In structuring our loans, we may subordinate our security interest in certain assets of a borrower to another lender, usually a bank. In these situations, all of the risks identified above in Senior Secured Loans would be true and additional risks inherent in holding a junior security position would also be present, including, but not limited to those outlined below in “Second priority liens on collateral securing loans that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.”

Equity Investments. When we invest in secured loans, we may acquire equity securities as well. In addition, we may invest directly in the equity securities of portfolio companies. The equity interests we receive may not appreciate in value and may in fact decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

In addition, investing in small, fast-growing, private companies involves a number of significant risks, including the following:

•	these companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold. This failure to meet obligations may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

•	they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions, market conditions, and general economic downturns;

•	they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•	they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion, or maintain their competitive position. In addition, our executive officers, directors and GSVGC may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and

•	they may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding debt upon maturity.

Investing in small, fast-growing companies involves a high degree of risk, and our financial results may be affected adversely if one or more of our significant portfolio investments defaults on its loans or fails to perform as we expect.

We expect that our portfolio will consist primarily of debt and equity investments in small privately owned companies. Investing in these companies involves a number of significant risks. Typically, the debt in which we intend to invest will not be initially rated by any rating agency; however, we believe that if such investments were rated, they would be below investment grade. Securities rated below investment grade are often referred to as “high yield” securities and “junk bonds,” and are considered “high risk” and speculative in nature compared to debt instruments that are rated above investment grade. Compared to larger publicly owned companies, these companies may be in a weaker financial position and may experience wider variations in their operating results, which may make them more vulnerable to economic downturns. Typically, these companies need more capital to compete; however, their access to capital is limited and their cost of capital is often higher than that of their competitors. Our portfolio companies face intense competition from larger companies with greater financial, technical, and marketing resources and their success typically depends on the managerial talents and efforts of an individual or a small group of persons. Therefore, the loss of any of its key employees could affect a portfolio company’s ability to compete effectively and harm its financial condition. Further, some of these companies conduct business in regulated industries that are susceptible to regulatory changes. These factors could impair the cash flow of our portfolio companies and result in other events, such as bankruptcy. These events could limit a portfolio company’s ability to repay its obligations to us, which may have an adverse effect on the return on, or the recovery of, our investment in these businesses. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the value of the loan’s collateral.

Some of these companies cannot obtain financing from public capital markets or from traditional credit sources, such as commercial banks. Accordingly, loans made to these types of companies pose a higher default risk than loans made to companies that have access to traditional credit sources.

An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies and a greater vulnerability to economic downturns.

We intend to invest primarily in privately held companies. Generally, little public information exists about these companies, and we are required to rely on the ability of GSVGC’s investment team to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Also, privately held companies frequently have less diverse product lines and smaller market presence than larger competitors. These factors could adversely affect our investment returns as compared to companies investing primarily in the securities of public companies.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We intend to invest primarily in senior secured loans issued by private companies. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or in some cases senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization, or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization, or bankruptcy of the relevant portfolio company.

There may be circumstances in which our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

Even though we intend to typically structure most of our investments as secured loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, and based upon principles of equitable subordination as defined by existing case law, a bankruptcy court could subordinate all or a portion of our claim to that of other creditors and transfer any lien securing such subordinated claim to the bankruptcy estate. The principles of equitable subordination defined by case law have generally indicated that a claim may be subordinated only if its holder is guilty of misconduct or where the senior loan is re-characterized as an equity investment and the senior lender has actually provided significant managerial assistance to the bankrupt debtor. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering significant managerial assistance or actions to compel and collect payments from the borrower outside the ordinary course of business.

Second priority liens on collateral securing loans that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Certain loans that we make will be secured by a second priority security interest in the same collateral pledged by a portfolio company to secure senior debt owed by the portfolio company to commercial banks or other traditional lenders. Often the senior lender has procured covenants from the portfolio company prohibiting the incurrence of additional secured debt without the senior lender’s consent. Prior to and as a condition of permitting the portfolio company to borrow money from us secured by the same collateral pledged to the senior lender, the senior lender may require assurances that it will control the disposition of any collateral in the event of bankruptcy or other default. In many such cases, the senior lender will require us to enter into an intercreditor agreement prior to permitting the portfolio company to borrow from us. Typically the intercreditor agreements we will be requested to execute will expressly subordinate our debt instruments to those held by the senior lender and further provide that the senior lender will control: (1) the commencement of foreclosure or other proceedings to liquidate and collect on the collateral; (2) the nature, timing, and conduct of foreclosure or other collection proceedings; (3) the amendment of any collateral document; (4) the release of the security interests in respect of any collateral; and (5) the waiver of defaults under any security agreement. Because of the control we may cede to senior lenders under intercreditor agreements we may enter, we may be unable to realize the proceeds of any collateral securing some of our loans.

An economic recession could impair our portfolio companies and harm our operating results.

Certain of our portfolio companies may be susceptible to an economic recession and may be unable to repay our loans during such a period of economic instability. Therefore, assets may become non-performing and the value of our portfolio may decrease during such a period. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. An economic recession could lead to financial losses in our portfolio and a decrease in revenue, net income and the value of our assets.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, to termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. Any extension or restructuring of our loans could adversely affect our cash flow. In addition, if one of our portfolio companies were to go bankrupt, even though we may have structured our interest as senior debt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to those of other creditors.

The lack of liquidity in our investments may adversely affect our business.

We intend to typically invest in companies whose securities are not publicly traded, and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. There is no established trading market for the securities in which we intend to invest. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. Our investments are typically subject to contractual or legal restrictions on resale or are otherwise illiquid because there is no established trading market for such investments. The illiquidity of our investments may make it difficult for us to dispose of them at a favorable price, and we may suffer losses as a result.

We have not yet identified all of the portfolio companies we will invest in.

We have not yet identified all of the potential investments for our portfolio that we will acquire with the proceeds of the Private Offering. Our stockholders will have no input with respect to investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our common stock.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to: (1) increase or maintain in whole or in part our equity ownership percentage; (2) exercise warrants, options, or convertible securities that were acquired in the original or a subsequent financing; or (3) attempt to preserve or enhance the value of our investment. However, we may elect not to make follow-on investments or lack sufficient funds to make those investments. We will have the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we do not want to increase our concentration of risk, we prefer other opportunities, we are subject to BDC requirements that would prevent such follow-on investments, or the follow-on investment would affect our qualification as a RIC.

Our portfolio may lack diversification among portfolio companies, which subjects us to a risk of significant loss if one or more of these companies default on their obligations under any of their debt instruments.

Our portfolio may hold a limited number of portfolio companies. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and our investments may be concentrated in relatively few companies. As our portfolio is less diversified than the portfolios of some larger funds, we are more susceptible to failure if a single loan fails. Similarly, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment.

Our portfolio may be concentrated in a limited number of industries, which will subject us to a risk of significant loss if there is a downturn in a particular industry in which a number of our investments are concentrated.

Our portfolio may be concentrated in a limited number of industries. We invest primarily in companies focused in technology, life sciences, business services, industrial companies and other high growth industries. A downturn in any particular industry in which we are invested could significantly impact the aggregate returns we realize.

We invest in sectors including life sciences, technology and other high-growth industries, which are subject to specific risks related to each.

We intend to invest the largest portions of our portfolio in life sciences, technology and other high-growth industries. We anticipate that our life sciences portfolio will consist primarily of companies that commercialize and integrate products in life sciences-related industries, including biotechnology, pharmaceuticals, diagnostics and medical devices. There are risks in investing in companies that target life sciences-related industries, including, but not limited to, the uncertainty of timing and results of clinical trials to demonstrate the safety and efficacy of products; failure to obtain any required regulatory approval of products; failure to develop manufacturing processes that meet regulatory standards; competition, in particular from companies that develop rival products; and the ability to protect proprietary technology. Adverse developments in any of these areas may adversely affect the value of our life sciences portfolio.

This life sciences industry is dominated by large multinational corporations with substantial greater financial and technical resources than generally will be available to our portfolio companies. Such large corporations may be better able to adapt to the challenges presented by continuing rapid and major scientific, regulatory and technological changes as well as related changes in governmental and third-party reimbursement policies.

Within the life sciences industry, the development of products generally is a costly and time-consuming process. Many highly promising products ultimately fail to prove to be safe and effective. There can be no assurance that the research or product development efforts of our portfolio companies or those of their collaborative partners will be successfully completed, that specific products can be manufactured in adequate quantities at an acceptable cost and with appropriate quality, or that such products can be successfully marketed or achieve customer acceptance. There can be no assurance that a product will be relevant and/or be competitive with products from other companies following the costly, time-consuming process of its development.

The research, development, manufacturing, and marketing of products developed by some life sciences companies are subject to extensive regulation by numerous government authorities in the United States and other countries. There can be no assurance that products developed by the portfolio companies will ever be approved by such governmental authorities.

Many life sciences portfolio companies will depend heavily upon intellectual property for their competitive position. There can be no assurance that the portfolio companies will be able to obtain patents for key inventions. Moreover, within the life sciences industry, patent challenges are frequent. Even if patents held by the portfolio companies are upheld, any challenges thereto may be costly and distracting to the portfolio companies’ management.

Some of the life sciences portfolio companies will be at least partially dependent for their success upon governmental and third-party reimbursement policies that are under constant review and are subject to change at any time. Any such change could adversely affect the viability of one or more portfolio companies.

We also intend to invest in technology-related companies. Our portfolio companies may address needs in technology-related industries and markets. We expect that our technology portfolio will consist of companies that commercialize and integrate products targeted at technology-related markets. There are risks in investing in companies that target technology-related markets, including rapid and sometimes dramatic price erosion of products, the reliance on capital and debt markets to finance large capital outlays, including fabrication facilities, the reliance on partners outside of the United States, particularly in Asia, and inherent cyclicality of the technology market in general. Additionally, technology-related companies are currently out of favor with many venture capital firms. Therefore, access to capital may be difficult or impossible for companies in our portfolio that are pursuing these markets.

Technology-related sectors in which we invest are subject to many risks, including volatility, intense competition, decreasing life cycles, product obsolescence, changing consumer preferences and periodic downturns.

Given the experience of GSVGC’s senior investment professionals within the technology space, a number of the companies in which we intend to invest operate in technology-related sectors. The revenue, income (or losses) and valuations of technology-related companies can and often do fluctuate suddenly and dramatically. In addition, because of rapid technological change, the average selling prices of products and some services provided by technology-related sectors have historically decreased over their productive lives. As a result, the average selling prices of products and services offered by our portfolio companies that operated in technology-related sectors may decrease over time, which could adversely affect their operating results and, correspondingly, the value of any securities that we may hold. This could, in turn, materially adversely affect our business, financial condition and results of operations.

The main industry sectors around which we intend to develop our investments are all capital intensive.

The industry sectors in which we intend to make investments, life science, technology, business services and industrial, are each capital intensive. Currently, financing for capital-intensive companies remains difficult. In some successful companies, we believe we may need to invest more than we currently have planned to invest in these companies. There can be no assurance that we will have the capital necessary to make such investments. In addition, investing greater than planned amounts in our portfolio companies could limit our ability to pursue new investments and fund follow-on investments. Both of these situations could cause us to miss investment opportunities or limit our ability to protect existing investments from dilution or other actions or events that would decrease the value and potential return from these investments.

Because we generally do not hold controlling equity interests in our portfolio companies, we may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

Although we may do so in the future, we typically do not hold controlling equity positions in our portfolio companies. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or stockholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

Defaults by our portfolio companies will harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms—which may include the waiver of certain financial covenants—with a defaulting portfolio company. These expenses could materially and adversely affect our operating results and cash flow.

If our portfolio companies are unable to commercialize their technologies, products, business concepts or services, the returns on our investments could be adversely affected.

The value of our investments in our portfolio companies may decline if they are not able to commercialize their technology, products, business concepts or services. Additionally, although some of our portfolio companies may already have a commercially successful product or product line at the time of our investment, information technology, e-commerce, life science, and energy technology-related products and services often have a more limited market or life span than products in other industries. Thus, the ultimate success of these companies often depends on their ability to continually innovate in increasingly competitive markets. If they are unable to do so, our investment returns could be adversely affected and their ability to service their debt obligations to us over the term of the loan could be impaired. Our portfolio companies may be unable to successfully acquire or develop any new products, and the intellectual property they currently hold may not remain viable. Even if our portfolio companies are able to develop commercially viable products, the market for new products and services is highly competitive and rapidly changing. Neither our portfolio companies nor we will have any control over the pace of technology development. Commercial success is difficult to predict, and the marketing efforts of our portfolio companies may not be successful.

If our portfolio companies are unable to protect their intellectual property rights, our business and prospects could be harmed, and if portfolio companies are required to devote significant resources to protecting their intellectual property rights, the value of our investment could be reduced.

Our future success and competitive position will depend in part upon the ability of our portfolio companies to obtain, maintain and protect proprietary technology used in their products and services. The intellectual property held by our portfolio companies often represents a substantial portion of the collateral securing our investments and/or constitutes a significant portion of the portfolio companies’ value and may be available in a downside scenario to repay our loans. Our portfolio companies rely, in part, on patent, trade secret, and trademark law to protect that technology, but competitors may misappropriate their intellectual property, and disputes as to ownership of intellectual property may arise. Portfolio companies may, from time to time, be required to institute litigation to enforce their patents, copyrights, or other intellectual property rights; protect their trade secrets; determine the validity and scope of the proprietary rights of others; or defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources. Similarly, if a portfolio company is found to infringe or misappropriate a third party’s patent or other proprietary rights, it could be required to pay damages to the third party, alter its products or processes, obtain a license from the third party, and/or cease activities utilizing the proprietary rights, including making or selling products utilizing the proprietary rights. Any of the foregoing events could negatively affect both the portfolio company’s ability to service our debt investment and the value of any related debt and equity securities that we own, as well as any collateral securing our investment.

Any unrealized losses we experience on our loan portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our Board of Directors. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Any unrealized losses in our loan portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity.

Our investments in leveraged portfolio companies may be risky, and you could lose all or part of your investment.

Investment in leveraged companies involves a number of significant risks. Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that we hold. Such developments may be accompanied by deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we may have obtained in connection with our investment. Smaller leveraged companies also may have less predictable operating results and may require substantial additional capital to support their operations, finance their expansion or maintain their competitive position.

We may not realize gains from our equity investments.

Investments in equity securities involve a number of significant risks, including the risk of further dilution as a result of additional issuances, inability to access additional capital and failure to pay current distributions. Investments in preferred securities involve special risks, such as the risk of deferred distributions, credit risk, illiquidity and limited voting rights. In addition, we may from time to time make non-control, equity investments in portfolio companies. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We will sometimes seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.

We may expose ourselves to risks if we engage in hedging transactions.

If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions increase. It may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.

Item 1B. Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters are located at The Pioneer Building, 2925 Woodside Road, Woodside, CA 94062 and are provided by the Administrator in accordance with the terms of the Administration Agreement. We do not own any real estate. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3.	Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Until an IPO of shares of our common stock, our outstanding common stock will be offered and sold in transactions exempt from registration under the Securities Act under Section 4(2) and Regulation D, as well as under Regulation S under the Securities Act. There is currently no established public trading market for our common stock currently, nor can we give any assurance that one will develop.

Because shares of our common stock are being acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Our common shares may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) our consent is granted, and (ii) the common shares are registered under applicable securities laws or specifically exempted from registration (in which case the stockholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in our common shares until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the common shares may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on our common shares and to execute such other instruments or certifications as are reasonably required by us.

Holders

As of March 29, 2017, there were 43 holders of record of our common stock.

Distributions

To the extent that we have funds available, we intend to make quarterly distributions to our stockholders. Our stockholder distributions, if any, will be determined by our Board of Directors. Any distribution to our stockholders will be declared out of assets legally available for distribution. We anticipate that distributions will be paid from income primarily generated by interest and dividend income earned on investments made subsequent to the Initial Closing. We will not be able to determine whether any specific distribution will be treated as made out of our taxable earnings or as a return of capital until after the end of our taxable year. The amount treated as a tax-free return of capital will reduce a stockholder’s adjusted basis in his or her common stock, thereby increasing his or her potential gain or reducing his or her potential loss on the subsequent sale or other disposition of his or her common stock.

We intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. While we intend to elect to be treated as a RIC, we anticipate that we may have difficulty satisfying the asset diversification requirements as we deploy initial capital and build our portfolio. If we fail to qualify as a RIC for any taxable year, we will be subject to corporate-level U.S. federal income tax on any net taxable income for such year. See “Business— Material U.S. Federal Income Tax Considerations” in Part I, Item 1 of this Form 10-K and “Note 2 — Summary of Significant Accounting Policies” to our financial statements in Part II, Item 8 of this Form 10-K for more information. To obtain and maintain RIC tax treatment, we must distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of our net realized long-term capital losses, if any, to our stockholders. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of: (a) 98% of our ordinary income (not taking into account any capital gains or losses) for such calendar year; (b) 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year; and (c) certain undistributed amounts from previous years on which we paid no U.S. federal income tax.

We currently intend to distribute net long-term capital gains if any, at least annually out of the assets legally available for such distributions. However, we may in the future decide to retain some or all of our long-term capital gains but designate the retained amount as a “deemed distribution.” In that case, among other consequences, we will pay tax on the retained amount, each U.S. stockholder will be required to include their share of the deemed distribution in income as if it had been distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit equal to their allocable share of the tax paid on the deemed distribution by us. The amount of the deemed distribution net of such tax will be added to such stockholder’s tax basis in such stockholder’s common stock. Since we expect to pay tax on any retained capital gains at our regular corporate tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual stockholders will be treated as having paid and for which they will receive a credit will exceed the tax they owe on the retained net capital gain. Such excess generally may be claimed as a credit against such individual stockholder’s other U.S. federal income tax obligations or may be refunded to the extent it exceeds such individual stockholder’s liability for U.S. federal income tax. We cannot assure any stockholder that we will achieve results that will permit us to pay any cash distributions, and if we issue senior securities, we may be prohibited from making distributions if doing so would cause us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if such distributions are limited by the terms of any of our borrowings.

Unless a stockholder elects to receive distributions in cash, we intend to make such distributions in additional shares of our common stock under our dividend reinvestment plan. Although distributions paid in the form of additional shares of our common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders participating in our dividend reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes. If a stockholder holds shares of our common stock in the name of a broker or financial intermediary, such stockholder should contact such broker or financial intermediary regarding the election to receive distributions in cash in lieu of shares of our common stock. Any distributions reinvested through the issuance of shares of our common stock through our dividend reinvestment plan will increase our assets on which the incentive fee is determined and paid to GSVGC. See “ —Dividend Reinvestment Plan” below.

Dividend Reinvestment Plan

We have adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash as provided below. As a result of adopting such a plan, if our Board of Directors authorizes, and we declare, a cash dividend or distribution, our stockholders who have not opted out of our dividend reinvestment plan will have their cash dividends or distributions automatically reinvested in additional shares of our common stock, rather than receiving cash.

No action will be required on the part of a registered stockholder to have his or her cash dividends and distributions reinvested in shares of our common stock. A registered stockholder could instead elect to receive a dividend or distribution in cash by notifying GSVGC in writing, so that such notice is received by GSVGC no later than 10 days prior to the record date for distributions to the stockholders. GSVGC will set up an account for shares of our common stock acquired through the plan for each stockholder who does not elect to receive dividends and distributions in cash and hold such shares in non-certificated form. Those stockholders whose shares are held by a broker or other financial intermediary could receive dividends and distributions in cash by notifying their broker or other financial intermediary of their election.

Stockholders who receive dividends and distributions in the form of stock are generally subject to the same U.S. federal, state and local tax consequences as are stockholders who elect to receive their dividends and distributions in cash. However, since a participating stockholder’s cash dividends and distributions will be reinvested in our common stock, such stockholder will not receive cash with which to pay applicable taxes on reinvested dividends and distributions. A stockholder’s basis for determining gain or loss upon the sale of stock received in a dividend or distribution from us will generally be equal to the cash that would have been received if the stockholder had received the dividend or distribution in cash, unless we were to issue new shares that are trading at or above net asset value, in which case, the stockholder’s basis in the new shares will generally be equal to their fair market value. Any stock received in a dividend or distribution will have a new holding period for tax purposes commencing on the day following the day on which the shares are credited to the U.S. stockholder’s account.

The plan will be terminable by us upon notice in writing mailed to each stockholder of record at least 30 days prior to any record date for the payment of any distribution by us. All correspondence concerning the plan should be directed to GSVGC by mail at GSV Growth Credit LLC, 2925 Woodside Road, Woodside, CA 94062.

Recent Sales of Unregistered Securities and Use of Proceeds

Except as previously reported by us on our current reports on Form 8-K, we did not sell any securities during the period covered by this Form 10-K that were not registered under the Securities Act.

Item 6. Selected Financial Data.

The following selected financial and other data for the year ended December 31, 2016 and for the period from August 31, 2015 (date of inception) to December 31, 2015, is derived from our audited financial statements. The selected financial information and other data presented below should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K and with the audited financial statements and the notes thereto included in Part II, Item 8 of this Form 10-K.

	Year ended December 31, 2016	Inception through December 31, 2015
Income Statement Data:
Total Operating Expenses	$902,980	$-
Total Net Expenses	902,980	-
Net Investment Loss	(902,980)	-
Net Decrease in Net Assets Resulting from Operations	(903,041)	-
Per Share Data:
Net Investment Loss (1)	(83.81)	-
Net Decrease in Net Assets Resulting from Operations (1)	(83.82)	-
Balance Sheet Data:
Total Assets	$4,185,660	$25,000
Total Net Assets	$3,476,672	$25,000
Other Data:
Total Return based on Net Asset Value(2)	(30.80)%		%
Weighted average shares outstanding for period, basic	10,774	1,667

(1)	Per share data is based on average weighted shares outstanding, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our audited financial statements.

(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. The total returns are not annualized.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors, and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	such an economic downturn could disproportionately impact the companies that we intend to target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies;

•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly to the extent that we use leverage as part of our investment strategy;

•	currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the ability of our portfolio companies to achieve their objectives;

•	competition with other entities and our affiliates for investment opportunities;

•	the speculative and illiquid nature of our investments;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the loss of key personnel;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of our external investment adviser, GSVGC, to locate suitable investments for us and to monitor and administer our investments;

•	the ability of GSVGC to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a RIC under Subchapter M of the Code, and as a BDC;

•	the effect of legal, tax and regulatory changes; and

•	the other risks, uncertainties and other factors we identify under “Risk Factors” in in Part I, Item 1A of this Form 10-K.

Although we believe the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this annual report on Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” in in Part I, Item 1A of this Form 10-K.

We have based the forward-looking statements included in this Form 10-K on information available to us on the date of this Form 10-K, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this annual report on Form 10-K.

Overview

We are an externally managed, non-diversified closed-end investment management company that was formed on August 31, 2015 as a corporation under the laws of the State of Maryland. We have elected to be regulated as a BDC under the 1940 Act. In addition, we intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. If we fail to qualify as a RIC for any taxable year, we will be subject to corporate-level U.S. federal income tax on any net taxable income for such year. As a BDC and a RIC, we will be required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company for up to five years following an initial public offering, if any, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31. For so long as we remain an emerging growth company under the JOBS Act, we will be subject to reduced public company reporting requirements.

We are externally managed by GSVGC, an investment adviser that has registered under the Advisers Act. The Administrator, a wholly-owned subsidiary of GSVGC, provides all the administrative services necessary for us to operate.

We have not commenced investment activities in portfolio securities. Since inception, we have purchased one U.S. Treasury Bill and there has been no investment activity in portfolio securities. In October 2015, in connection with our formation, we issued and sold 1,667 shares of our common stock to David Spreng, our President, Chief Executive Officer and Chairman of our Board of Directors, for an aggregate purchase price of $25,000. In December 2016, we completed the Initial Closing and issued and sold 333,333 shares of our common stock to investors for an aggregate purchase price of $5,000,000.

Portfolio and Investment Activity

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments as well as sales of existing investments. As of each of December 31, 2016 and 2015, we had not commenced investment activities in portfolio securities. Since inception, we have purchased one U.S. Treasury Bill.

Results of Operations

As of each of December 31, 2016 and 2015, we had not commenced any investment activities in portfolio securities. Since inception, we have purchased one U.S. Treasury Bill.

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

We plan to generate revenue in the form of interest on the debt securities that we hold and distributions and capital gains on other interests that we acquire in our portfolio companies. We expect that the debt we invest in will generally have stated terms of 36 to 60 months. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

Operating Expenses

Our primary operating expenses include the payment of fees to GSVGC under the Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. We will bear all other out-of-pocket costs and expenses of our operations and transactions, including those relating to:

•	organization and offering (in an amount up to $1,000,000, provided that the amount of initial organizational and offering expenses in excess of $1,000,000 will be paid by GSVGC);

•	our pro-rata portion of fees and expenses related to any future Spin-Off transaction;

•	calculating our net asset value (including the cost and expenses of any independent valuation firm);

•	fees and expenses payable to third parties, including agents, consultants or other advisers, in connection with monitoring financial and legal affairs for us and in providing administrative services, monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;

•	interest payable on debt, if any, incurred to finance our investments;

•	sales and purchases of our common stock and other securities;

•	investment advisory and management fees;

•	administration fees, if any, payable under the Administration Agreement;

•	transfer agent and custodial fees;

•	federal and state registration fees;

•	all costs of registration and listing our securities on any securities exchange;

•	U.S. federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of preparing and filing reports or other documents required by the SEC, the Financial Industry Regulatory Authority or other regulators;

•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

•	our allocable portion of any fidelity bond, directors’ and officers’ errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

•	all other expenses incurred by us, our Administrator or GSVGC in connection with administering our business, including payments under the Administration Agreement based on our allocable portion of our Administrator’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs.

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

During the year ended December 31, 2016, cash increased to $1,039,931 at the end of the year. This increase was the result of the drawdown of $5,000,000 on capital commitments in the Initial Closing, which was partially offset by the payment of certain organizational and offering expenses. Net cash used in operating activities during the year ended December 31, 2016 was $3,278,999, which was primarily the result of our payment of organizational and offering expenses and the purchase of a U.S. Treasury Bill. There were no purchases or sales of investments during the year ended December 31, 2016.

Equity Activity

We have the authority to issue 100,000,000 shares of common stock at a $0.01 per share par value.

On October 8, 2015, we issued 1,667 shares of our common stock to David Spreng, our President, Chief Executive Officer and Chairman of our Board of Directors, for an aggregate purchase price of $25,000. On December 22, 2016, we issued 333,333 shares of common stock to investors, for an aggregate purchase price of $5,000,000. We had no other equity transactions as of December 31, 2016 and 2015.

Contractual Obligations

As of December 31, 2016, we had not commenced any investment activities in portfolio securities.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Distributions

To the extent that we have funds available, we intend to make quarterly distributions to our stockholders. Our stockholder distributions, if any, will be determined by our Board of Directors. Any distribution to our stockholders will be declared out of assets legally available for distribution. We anticipate that distributions will be paid from income primarily generated by interest and dividend income earned on investments made subsequent to the Initial Closing. During the years ended December 31, 2016 and 2015, we did not declare or pay any dividends or distributions.

Related-Party Transactions

Certain members of GSVGC’s senior investment team and Investment Committee serve, or may serve, as officers, directors, members or principals of entities that operate in the same or a related line of business as we do, or of investment vehicles managed by GSVGC with similar investment objectives. Similarly, GSVGC may have other clients with similar, different or competing investment objectives. See “Risk Factors — Risks Related to Our Business and Structure — There are significant potential conflicts of interest which could impact our investment returns” in Part I, Item 1A of this Form 10-K for more information.

Our investment strategy includes investments in secured loans, together with, in many cases, attached equity “kickers” in the form of warrants, and direct equity investments. As a result, members of GSVGC’s senior investment team and Investment Committee, in their roles at GSVGC, may face conflicts in the allocation of investment opportunities among us and other investment vehicles managed by GSVGC with similar or overlapping investment objectives in a manner that is fair and equitable over time and consistent with GSVGC’s allocation policy. Generally, when a particular investment would be appropriate for us as well as one or more other investment funds, accounts or vehicles managed by GSVGC’s senior investment team, such investment will be apportioned by GSVGC’s senior investment team in accordance with (1) GSVGC’s internal conflict of interest and allocation policies, (2) the requirements of the Advisers Act and (3) certain restrictions under the 1940 Act regarding co-investments with affiliates. Such apportionment may not be strictly pro rata, depending on the good-faith determination of all relevant factors, including differing investment objectives, diversification considerations and the terms of our or the respective governing documents of such investment funds, accounts or investment vehicles. These procedures could, in certain circumstances, limit whether or not a co-investment opportunity is available to us, the timing of acquisitions and dispositions of investments, the price paid or received by us for investments or the size of the investment purchased or sold by us. GSVGC believes this allocation system is fair and equitable, and consistent with its fiduciary duty to us. In particular, we have disclosed to investors how allocation determinations are made among any investment vehicles managed by GSVGC.

In the ordinary course of business, we may enter into transactions with affiliates and portfolio companies that may be considered related party transactions. In order to ensure that we do not engage in any prohibited transactions with any persons affiliated with us, we have implemented certain policies and procedures whereby certain of our executive officers screen each of our transactions for any possible affiliations between the proposed portfolio investment, us, companies controlled by us, stockholders that own more than 5% of us and our employees and directors. We will not enter into any agreements unless and until we are satisfied that doing so will not raise concerns under the 1940 Act or, if such concerns exist, we have taken appropriate actions to seek review and approval by the Board or exemptive relief for such transaction. Our Board of Directors will review these procedures on an annual basis.

In the future, we may co-invest with investment funds, accounts and vehicles managed by GSVGC, where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. We generally will only be permitted to co-invest with such investment funds, accounts and vehicles where the only term that is negotiated is price. However, we and GSVGC intend to file an exemptive application with the SEC to permit greater flexibility to negotiate the terms of co-investments with investment funds, accounts and investment vehicles managed by GSVGC in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Even when we file this exemptive application, there can be no assurance that we will receive exemptive relief from the SEC to permit us to co-invest with investment funds, accounts and investment vehicles managed by GSVGC where terms other than price are negotiated.

Advisory Agreement

We have entered into the Advisory Agreement with GSVGC. Mr. Spreng, our President, Chief Executive Officer and Chairman of our Board of Directors, and a member of the Investment Committee, has a direct pecuniary interest in GSVGC and an indirect pecuniary interest in GSVGC through his ownership interest in GSVGC Management Holdings LLC (“GSVGC Management Holdings”), which has an ownership interest in GSVGC. Mr. Raterman, our Chief Financial Officer and a member of the Investment Committee, has a direct pecuniary interest in GSVGC and an indirect pecuniary interest in GSVGC through his ownership interest in GSV Financial Group LLC, which has an ownership interest in GSVGC, and through his ownership interest in GSVGC Management Holdings. Mr. Moe, a member of the Investment Committee, has an indirect pecuniary interest in GSVGC through his ownership interest in GSV Asset Management, which has an ownership interest in GSVGC. Mr. Hanson, a member of the Investment Committee, also has a direct pecuniary interest in GSVGC and an indirect pecuniary interest in GSVGC through his ownership interest in GSVGC Management Holdings. Pursuant to the Advisory Agreement, we pay GSVGC a base management fee and an incentive fee for its services. See “Business — About GSVGC” in Part I, Item 1 of this Form 10-K for more information about the compensation paid by us to GSVGC.

GSVGC is responsible for sourcing, reviewing and structuring investment opportunities for us, underwriting and conducting diligence on our investments and monitoring our investment portfolio on an ongoing basis. GSVGC’s incentive fee is based on the value of our investments and, therefore, there may be a conflict of interest when personnel of GSVGC are involved in the valuation process for our portfolio investments. See “Risk Factors — Risks Related to our Business and Structure — There are significant potential conflicts of interest which could impact our investment returns; — Our management fee may induce GSVGC to purchase assets with borrowed funds and our incentive fee may induce GSVGC to pursue speculative investments and to use leverage when it may be unwise to do so; — The compensation we pay to GSVGC and our Administrator was not determined on an arm’s-length basis. Thus, the terms of such compensation may be less advantageous to us than if such terms had been the subject of arm’s-length negotiations; — We may borrow money, which would magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us” in Part I, Item 1A of this Form 10-K for more information.

Administration Agreement

We have entered into the Administration Agreement with our Administrator, a wholly-owned subsidiary of GSVGC, pursuant to which our Administrator is responsible for furnishing us with office facilities and equipment and will provide us with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Pursuant to the Administration Agreement, we pay our Administrator an amount equal to our allocable portion (subject to the review of our Board of Directors) of our Administrator’s overhead resulting from its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs associated with performing compliance functions. Pursuant to the terms of the Administration Agreement, the amounts payable to the Administrator from us in any fiscal year will not exceed the greater of (i) 0.75% of the aggregate capital commitments as of the end of the most recently completed fiscal year and (ii) $1 million. See “Risk Factors — Risks Related to our Business and Structure — There are significant potential conflicts of interest which could impact our investment returns” in Part I, Item 1A of this Form 10-K for more information.

License Agreement

We have entered into a license agreement with GSV Asset Management pursuant to which GSV Asset Management has agreed to grant us a non-exclusive, royalty-free license to use the name “GSV.” Under this agreement, we have the right to use the “GSV” name for so long as GSVGC or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the “GSV” name.

If any of the contractual obligations discussed above are terminated in the future, our costs under any new agreements that we enter into may increase. In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we receive under the Advisory Agreement and the Administration Agreement. Any new investment advisory agreement would also be subject to approval by our stockholders.

Oaktree Strategic Relationship

In December 2016, GSVGC entered into a strategic relationship with Oaktree. In connection with the strategic relationship, OCM, which is managed by Oaktree, made the $125,000,000 OCM Commitment. OCM has granted a proxy to us pursuant to which the shares held by OCM will be voted in the same manner as our other stockholders vote their shares.

In connection with the OCM Commitment, we entered into the Stockholder Agreement with OCM, pursuant to which OCM has a right to nominate a member of our Board of Directors for election. Brian Laibow was appointed to our Board of Directors, effective January 25, 2017, as OCM’s representative. OCM also holds an interest in GSVGC and has the right to appoint a member of GSVGC’s board of managers and a member of the Investment Committee. OCM’s initial appointee to GSVGC’s board of managers and Investment Committee is Brian Laibow. See “Risk Factors — Risks Related to our Business and Structure — Our strategic relationship with Oaktree may create conflicts of interest” in Part I, Item 1A of this Form 10-K for more information.

Mr. Laibow is an employee of Oaktree, and we expect that he will continue to engage in investment advisory activities for Oaktree, which could result in a conflict of interest and may distract him from his responsibilities to us and GSVGC. Messrs. Spreng and Raterman will monitor the relationship with Mr. Laibow for any conflicts of interest and will seek to resolve them on our behalf, subject to the oversight of our Board of Directors. Mr. Laibow will recuse himself from consideration of any potential conflicts related to Oaktree, should any such conflicts arise.

Board of Directors

As of March 29, 2017, certain of our directors and executive officers, and their immediate family members, have committed, directly and indirectly, an aggregate of $1,050,000 in capital commitments to us.

Five Percent or More Holders

As of March 29, 2017, Carilion Clinic and Retirement Plan of Carilion Clinic have each committed $25,000,000 in capital commitments to us. OCM’s capital commitment is described above.

Critical Accounting Policies

Basis of Presentation

The preparation of the financial statements and related disclosures in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reports. Actual results could materially differ from those estimates. We believe that our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, include the valuation of investments and our intent to elect to be treated, and qualify annually thereafter, as a RIC. See “Note 2 — Summary of Significant Accounting Policies” to our financial statements for the year ended December 31, 2016, which describes our critical accounting policies and recently adopted accounting pronouncements not yet required to be adopted by us.

Valuation of Investments

We measure the value of our investments at fair value in accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or “ASC Topic 820,” issued by the Financial Accounting Standards Board, or “FASB.” Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Audit Committee is also responsible for assisting our Board of Directors in valuing investments that are not publicly traded or for which current market values are not readily available. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to portfolio investments for which market quotations are not readily available, our Board of Directors, with the assistance of GSVGC and its senior investment team and independent valuation agents, is responsible for determining in good faith the fair value in accordance with the valuation policy approved by our Board of Directors. If more than one valuation method is used to measure fair value, the results are evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results. We consider a range of fair values based upon the valuation techniques utilized and select the value within that range that was most representative of fair value based on current market conditions as well as other factors GSVGC’s senior investment team considers relevant.

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

With respect to investments for which market quotations are not readily available, our Board of Directors will undertake a multi-step valuation process each quarter, as described below:

•	Our quarterly valuation process will begin with each portfolio company or investment being initially valued by GSVGC’s professionals that are responsible for the portfolio investment;

•	Preliminary valuation conclusions will then be documented and discussed with GSVGC’s senior investment team;

•	The Audit Committee will then review these preliminary valuations;

•	At least once annually, the valuation for each portfolio investment will be reviewed by an independent valuation firm. Certain investments, however, will not be evaluated by an independent valuation firm unless the net asset value and other aspects of such investments in the aggregate exceed certain thresholds; and

•	Our Board of Directors will then discuss valuations and determine the fair value of each investment in our portfolio in good faith, based on the input of GSVGC, the respective independent valuation firms and the Audit Committee.

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

Security Transactions, Realized/Unrealized Gains or Losses, and Income Recognition

Security transactions, if any, are recorded on a trade-date basis. We measure realized gains or losses from the repayment or sale of investments using the specific identification method. The amortized cost basis of investments represents the original cost adjusted for the accretion/amortization of discounts and premiums and upfront loan origination fees. We report changes in fair value of investments that are measured at fair value as a component of net change in unrealized appreciation (depreciation) on investments in the consolidated statement of operations.

Dividends are recorded on the ex-dividend date. Interest income, if any, adjusted for amortization of market premium and accretion of market discount, is recorded on an accrual basis to the extent that we expect to collect such amounts. Original issue discount, principally representing the estimated fair value of detachable equity or warrants obtained in conjunction with our debt investments, and market discount or premium are capitalized and accreted or amortized into interest income over the life of the respective security using the effective interest method. Loan origination fees received in connection with the closing of investments are reported as unearned income which is included as amortized cost of the investment; the unearned income from such fees is accreted over the contractual life of the loan based on the effective interest method. Upon prepayment of a loan or debt security, any prepayment penalties, unamortized loan origination fees, and unamortized market discounts are recorded as interest income.

Management and Incentive Fees

We will accrue for the base management fee and incentive fee. The accrual for the incentive fee includes the recognition of incentive fee on unrealized capital gains, even though such incentive fee is neither earned nor payable to GSVGC until the gains are both realized and in excess of unrealized depreciation on investments.

Income Taxes

We intend to elect to be treated, and qualify annually thereafter, as a RIC under Subchapter M of the Code. Generally, a RIC is not subject to federal income taxes on distributed income and gains if it distributes at least 90% of its net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any, to its stockholders. So long as we obtain and maintain our status as a RIC, we generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. Rather, any tax liability related to income earned by us represents obligations of our investors and will not be reflected in the financial statements of the Company. We intend to distribute sufficient dividends to maintain our RIC status each year and we do not anticipate paying any material federal income taxes in the future.

Recent Developments

Robert Greifeld resigned as a member of our Board of Directors effective January 20, 2017. Mr. Greifeld did not resign because of any disagreement with us on any matter relating to our operations, policies or practices. Subsequently, Mr. Greifeld has been appointed to GSVGC’s Board of Managers.

On January 25, 2017, the Board of Directors, upon the recommendation of the nominating and corporate governance committee of the Board of Directors, increased the number of directors that constitutes the full Board of Directors to five directors from three directors and appointed the following individuals to serve as members of the Board of Directors: (1) Lewis W. Solimene, Jr., to fill the vacancy created by the resignation of Robert Greifeld, and to serve until our 2018 annual meeting of stockholders and until his successor is duly elected and qualifies; (2) Julie Persily, to serve until our 2018 annual meeting of stockholders and until her successor is duly elected and qualifies; and (3) Brian Laibow, to serve until our 2019 annual meeting of stockholders and until his successor is duly elected and qualifies. The Board of Directors has determined that Mr. Solimene and Ms. Persily are not “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act, of the Company.

From January 1, 2017 through March 29, 2017, we closed on additional capital commitments of $8,400,000, bringing the total committed capital to $218,301,500 as of March 29, 2017. There have been no additional subsequent events that require recognition or disclosure through March 29, 2017.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in the valuations of our investment portfolio and interest rates.

Valuation Risk

Our investments may not have a readily available market price, and we value these investments at fair value as determined in good faith by our Board of Directors in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is possible that the difference could be material.

Interest Rate Risk

We expect that a majority of the investments held in the Company’s portfolio will have floating interest rates. We typically expect that interest rates on the investments held within the Company’s portfolio of investments will be based on floating LIBOR, with many of these investments also having a LIBOR floor.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.

We may in the future finance a portion of our investments with borrowings, and the interest rates paid on any future borrowings may impact significantly our net interest income.

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

The Company regularly measures exposure to interest rate risk. The Company assesses interest rate risk and manages interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

GSV Growth Credit Fund Inc.

We have audited the accompanying statements of assets and liabilities of GSV Growth Credit Fund Inc. (the “Company”) as of December 31, 2016 and 2015, including the schedule of investments as of December 31, 2016, and the related statements of operations, changes in net assets and cash flows for the year ended December 31, 2016 and the period from August 31, 2015 (inception) through December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments owned as of December 31, 2016, by correspondence with the custodian. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GSV Growth Credit Fund Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the year ended December 31, 2016 and the period August 31, 2015 (inception) through December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Chicago, Illinois
March 29, 2017

GSV GROWTH CREDIT FUND INC.

Statements of Assets and Liabilities

	December 31, 2016	December 31, 2015
Assets
Cash	$1,039,931	$25,000
Investment in U.S. Treasury Bill, at fair value (cost of $2,999,910)	2,999,849	-
Capital contributions receivable	60,783	-
Prepaid expenses	85,097	-
Total assets	4,185,660	25,000

Liabilities
Due to affiliate	648,805	-
Accrued expenses and other liabilities	60,183	-
Total liabilities	708,988	-

Commitments and contingencies (Note 3)

Net assets
Common shares, $0.01 par value; 100,000,000 shares authorized; 335,000 and 1,667 shares issued and outstanding, respectively	3,350	17
Additional paid-in capital	3,804,448	24,983
Accumulated undistributed net investment loss	(331,065)	-
Accumulated net unrealized loss	(61)	-
Total net assets	$3,476,672	$25,000

Net asset value per share	$10.38	$15.00

See notes to financial statements.

GSV GROWTH CREDIT FUND INC.

Statements of Operations

	Year Ended	For the Period from Inception (August 31, 2015) Through
	December 31, 2016	December 31, 2015

Operating expenses
Management fees	$169,684	$-
Administration fee	5,774	-
Professional fees	216,214	-
Organizational expenses	354,713	-
Directors’ fees	129,000	-
Insurance expense	3,699	-
Other expenses	23,896	-
Total operating expenses	902,980	-
Net investment loss	(902,980)	-

Change in unrealized depreciation on investments	(61)	-

Net decrease in net assets resulting from operations	$(903,041)	$-

Net decrease in net assets resulting from operations per common share	$(83.82)	$-
Net investment loss per common share	$(83.81)	$-
Weighted average shares outstanding(1)	10,774	1,667

(1) For the year ended December 31, 2016 and the period from October 8, 2015 to December 31, 2015, respectively.

See notes to financial statements.

GSV Growth Credit Fund Inc.

Statements of Changes in Net Assets

	Year Ended	For the Period from Inception (August 31, 2015) Through
	December 31, 2016	December 31, 2015
Net decrease in net assets from operations

Net investment loss	$(902,980)	$-
Change in unrealized depreciation on investments	(61)	-

Net decrease in net assets resulting from operations	(903,041)	-

Capital share transactions:
Offering costs	(645,287)	-
Issuance of common stock	5,000,000	25,000

Net increase in net assets resulting from capital share transactions	4,354,713	-

Total increase in net assets	3,451,672	-

Net assets at beginning of period	25,000	-

Net assets at end of period	$3,476,672	$25,000

Capital Share Activity:
Shares issued	333,333	1,667
Shares outstanding at beginning of period	1,667	-
Shares outstanding at end of period	335,000	1,667

See notes to financial statements.

GSV Growth Credit Fund Inc.

Statements of Cash Flows

	Year Ended	For the Period from Inception (August 31, 2015) Through
	December 31, 2016	December 31, 2015

Cash flows from operating activities

Net decrease in net assets resulting from operations	$(903,041)	$-

Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Purchase of U.S. Treasury Bill	(2,999,910)	-
Net change in unrealized depreciation on investments	61	-
Changes in operating assets and liabilities:
Prepaid expenses	(85,097)	-
Due to affiliates	648,805	-
Accrued expenses	60,183	-

Net cash used in operating activities	(3,278,999)	-

Cash flows from financing activities

Offering costs	(645,287)	-
Proceeds from capital shares sold	4,939,217	25,000

Net cash provided by financing activities	4,293,930	-

Net increase in cash	1,014,931	-

Cash at beginning of period	25,000	-

Cash at end of period	$1,039,931	$25,000

See notes to financial statements.

GSV Growth Credit Fund Inc.

Schedule of Investments

as of December 31, 2016

Portfolio Investments	Principal	Cost	Fair Value	% of Net Assets

U.S. Treasury
U.S. Treasury Bill, 0%, due 01/05/2017	$3,000,000	$2,999,910	$2,999,849	86.29%

TOTAL INVESTMENTS		$2,999,910	$2,999,849	86.29%

See notes to financial statements.

GSV Growth Credit Fund Inc.

Notes to Financial Statements as of December 31, 2016

Note 1 – Organization

GSV Growth Credit Fund Inc. (the “Company”) is a Maryland corporation that was formed on August 31, 2015. The Company is an externally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company intends to elect to be treated, and intends to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). While the Company intends to elect and qualify to be treated as a RIC going forward, the Company anticipates that it may have difficulty satisfying the asset diversification requirements as it deploys initial capital and builds its investment portfolio.

The Company was formed primarily to lend to, and selectively invest in, middle-market companies in the United States. The Company’s investment objective is to maximize its total return to its stockholders primarily through current income on its loan portfolio, and secondarily through capital appreciation on its warrants and other equity positions. The Company’s investment activities are managed by its external investment adviser, GSV Growth Credit LLC (“GSVGC”). GSV Credit Service Company, LLC (the “Administrator”), a wholly owned subsidiary of GSVGC, provides all administrative services necessary for the Company to operate.

As of December 31, 2016, the Company had not commenced significant operational or investment activities. In October 2015, in connection with the Company’s formation, the Company issued and sold 1,667 shares of common stock to David R. Spreng, the President and Chief Executive Officer of the Company and Chairman of the Company’s Board of Directors, for an aggregate purchase price of $25,000. The sale of shares of common stock was approved by the unanimous consent of the Company’s sole director at the time. In December 2016, the Company completed the initial closing of capital commitments and issued and sold 333,333 shares of common stock to investors, for an aggregate purchase price of $5,000,000.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). The Company is an investment company following the specialized accounting and reporting guidance in ASC Topic 946, Financial Services – Investment Companies.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates.

Cash

Cash represents cash deposits held at financial institutions. Cash is held at major financial institutions and, at times, cash held in such accounts may exceed the Federal Deposit Insurance Corporation insured limit.

Capital Contributions Receivable

Capital contributions receivable represents amounts received from investors through March 29, 2017, for contributions with an effective date before December 31, 2016.

Investment Transactions and Related Investment Income

Security transactions, if any, are recorded on a trade-date basis. Realized gains or losses from the repayment or sale of investments are measured using the specific identification method. The amortized cost basis of investments represents the original cost adjusted for the accretion/amortization of discounts and premiums and upfront loan origination fees. The Company reports changes from the prior period in fair value of investments that are measured at fair value as a component of net change in unrealized appreciation (depreciation) on investments in the statement of operations.

Dividends are recorded on the ex-dividend date. Interest income, if any, adjusted for amortization of market premium and accretion of market discount, is recorded on an accrual basis to the extent that the Company expects to collect such amounts. Original issue discount, principally representing the estimated fair value of detachable equity or warrants obtained in conjunction with the Company’s debt investments, and market discount or premium are capitalized and accreted or amortized into interest income over the life of the respective security using the effective interest method. Loan origination fees received in connection with the closing of investments are reported as unearned income which is included as amortized cost of the investment; the unearned income from such fees is accreted over the contractual life of the loan based on the effective interest method. Upon prepayment of a loan or debt security, any prepayment penalties, unamortized loan origination fees, and unamortized market discounts are recorded as interest income.

Valuation of Investments

Once the Company makes investment transactions, the Company will measure the value of its investments at fair value in accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or “ASC Topic 820,” issued by the Financial Accounting Standards Board, or “FASB.” Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The audit committee of the Company’s Board of Directors (the “Audit Committee”) is also responsible for assisting its Board of Directors in valuing investments that are not publicly traded or for which current market values are not readily available. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to portfolio investments for which market quotations are not readily available, the Board of Directors, with the assistance of GSVGC and its senior investment team and independent valuation agents, is responsible for determining in good faith the fair value in accordance with the valuation policy approved by the Board of Directors. If more than one valuation method is used to measure fair value, the results are evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results. The Company considers a range of fair values based upon the valuation techniques utilized and selects the value within that range that was most representative of fair value based on current market conditions as well as other factors GSVGC’s senior investment team considers relevant.

The Company’s Board of Directors will make this fair value determination on a quarterly basis and any other time when a decision regarding the fair value of the portfolio investments is required. A determination of fair value involves subjective judgments and estimates and depends on the facts and circumstances. Due to the inherent uncertainty of determining the fair value of portfolio investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

With respect to investments for which market quotations are not readily available, the Company’s Board of Directors will undertake a multi-step valuation process each quarter, as described below:

•	The quarterly valuation process will begin with each portfolio company or investment being initially valued by GSVGC’s professionals that are responsible for the portfolio investment;

•	Preliminary valuation conclusions will then be documented and discussed with GSVGC’s senior investment team;

•	The Audit Committee will then review these preliminary valuations;

•	At least once annually, the valuation for each portfolio investment will be reviewed by an independent valuation firm. Certain investments, however, will not be evaluated by an independent valuation firm unless the net asset value and other aspects of such investments in the aggregate exceed certain thresholds; and

•	The Company’s Board of Directors will then discuss valuations and determine the fair value of each investment in the portfolio in good faith, based on the input of GSVGC, the respective independent valuation firms and the Audit Committee.

The Company’s investments will be primarily loans made to small, fast-growing companies focused in technology, life sciences, business services, industrial companies and other high-growth industries. These investments are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indices for these types of debt instruments and, thus, GSVGC’s senior investment team must estimate the fair value of these investment securities based on models utilizing unobservable inputs.

Investment Valuation Techniques

Debt Investments: To estimate the fair value of the Company’s debt investments, the Company compares the cost basis of the debt investment, which includes original issue discount, to the resulting fair value determined using a discounted cash flow model, unless another model is more appropriate based on the circumstances at the measurement date. The discounted cash flow approach entails analyzing the interest rate spreads for recently completed financing transactions which are similar in nature to the Company’s investments, in order to determine a comparable range of effective market interest rates for its investments. The range of interest rate spreads utilized is based on borrowers with similar credit profiles. All remaining expected cash flows of the investment are discounted using this range of interest rates to determine a range of fair values for the debt investment.

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

Under certain circumstances, the Company may use an alternative technique to value the debt investments to be acquired by the Company that better reflects the fair value of the investment, such as the price paid or realized in a recently completed transaction or a binding offer received in an arms-length transaction, the use of multiple probability-weighted cash flow models when the expected future cash flows contain elements of variability or estimates of proceeds that would be received in a liquidation scenario.

Warrants: Fair value of the warrants will be primarily estimated using a Black Scholes option-pricing model. Privately held warrant and equity-related securities are valued based on an analysis of various factors including, but not limited to, the following:

•	Underlying enterprise value of the issuer is estimated based on information available, including any information regarding the most recent rounds of issuer funding. Valuation techniques to determine enterprise value include market multiple approaches, income approaches or approaches that utilize recent rounds of financing and the portfolio company’s capital structure to determine enterprise value. Valuation techniques are also utilized to allocate the enterprise fair value of a portfolio company to the specific class of common or preferred stock exercisable in the warrant. Such techniques take into account the rights and preferences of the portfolio company’s securities, expected exit scenarios, and volatility associated with such outcomes to allocate the fair value to the specific class of stock held in the portfolio. Such techniques include Option Pricing Models, or “OPM,” including back-solve techniques, Probability Weighted Expected Return Models, or “PWERM,” and other techniques as determined to be appropriate.

•	Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on comparable publicly traded companies within indices similar in nature to the underlying company issuing the warrant. Significant increases (decreases) in this unobservable input will result in a significantly higher (lower) fair value.

•	The risk-free interest rates are derived from the U.S. Treasury yield curve. The risk-free interest rates are calculated based on a weighted average of the risk-free interest rates that correspond closest to the expected remaining life of the warrant. Significant increases (decreases) in this unobservable input will result in a significantly higher (lower) fair value.

•	Other adjustments, including a marketability discount on private company warrants, are estimated based on judgment about the general industry environment. Significant increases (decreases) in this unobservable input will result in a significantly lower (higher) fair value.

•	Historical portfolio experience on cancellations and exercises of warrants are utilized as the basis for determining the estimated life of the warrants in each financial reporting period. Warrants may be exercised in the event of acquisitions, mergers or initial public offerings, and cancelled due to events such as bankruptcies, restructuring activities or additional financings. These events cause the expected remaining life assumption to be shorter than the contractual term of the warrants. Significant increases (decreases) in this unobservable input will result in a significantly higher (lower) fair value.

Under certain circumstances the Company may use an alternative technique to value warrants that better reflects the warrants’ fair values, such as an expected settlement of a warrant in the near term, a model that incorporates a put feature associated with the warrant, or the price paid or realized in a recently completed transaction or binding offer received in an arms-length transaction. The fair value may be determined based on the expected proceeds to be received from such settlement or based on the net present value of the expected proceeds from the put option.

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

Equity Investments. The fair value of an equity investment in a privately held company is initially the face value of the amount invested. The Company adjusts the fair value of equity investments in private companies upon the completion of a new third-party round of equity financing subsequent to the Company’s investment. The Company may make adjustments to fair value, absent a new equity financing event, based upon positive or negative changes in a portfolio company’s financial or operational performance. The Company may also reference comparable transactions and/or secondary market transactions to estimate fair value. The fair value of an equity investment in a publicly traded company is based upon the closing public share price on the date of measurement. These assets are recorded at fair value on a recurring basis. These valuation methodologies involve a significant degree of judgment. There is no single standard for determining the estimated fair value of investments which do not have an active public market. Valuations of privately held investments are inherently uncertain, as they are based on estimates, and their values may fluctuate over time. The determination of fair value may differ materially from the values that would have been used if an active market for these investments existed. In some cases, the fair value of such investments is best expressed as a range of values derived utilizing different methodologies from which a single estimate may then be determined.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and accrued liabilities, approximate fair value due to their short-term nature.

Investment Classification

The Company is a non-diversified company within the meaning of the 1940 Act. Once the Company acquires investments, it will classify its investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual possesses or has the right to acquire within 60 days or less, a beneficial ownership of more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through the possession outright, or via the right to acquire within 60 days or less, beneficial ownership of 5% or more of the outstanding voting securities owned by another company or person.

Investments are recognized when the Company assumes an obligation to acquire a financial instrument and assume the risks for gains or losses related to that instrument. Investments are derecognized when the Company assumes an obligation to sell a financial instrument and foregoes the risks for gains or losses related to that instrument. Specifically, the Company records all security transactions on a trade date basis. Investments in other, non-security financial instruments, such as limited partnerships or private companies, are recorded on the basis of subscription date or redemption date, as applicable. Amounts for investments recognized or derecognized but not yet settled will be reported as receivables for investments sold and payables for investments acquired, respectively, in the Statements of Assets and Liabilities.

Income Taxes

The Company intends to elect to be treated as a RIC under Subchapter M of the Code for 2016 and intends to qualify annually thereafter for the tax treatment applicable to RICs. Generally, a RIC is not subject to federal income taxes on distributed income and gains so long as it meets certain source-of-income and asset diversification requirements and it distributes at least 90% of its net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any, to its stockholders. So long as the Company obtains and maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the financial statements of the Company. The Company intends to distribute sufficient dividends to maintain its RIC status each year and it does not anticipate paying any material federal income taxes in the future.

Differences between taxable income and net increase in net assets resulting from operations either can be temporary, meaning they will reverse in the future, or permanent. In accordance with Section 946-205-45-3 of the FASB Accounting Standards Codification, as amended (“ASC”), permanent tax differences are reclassified from distributions in excess of net investment income and net realized loss on investments to paid-in-capital at the end of each year. These permanent book-to-tax differences are reclassified on the statements of changes in net assets to reflect their tax character but have no impact on total net assets. For the year ended December 31, 2016, the Company reclassified for book purposes amounts arising from permanent book/tax differences related as follows:

Additional paid-in capital	$(571,915)
Accumulated undistributed net investment income/(loss)	571,915

For federal income tax purposes, the tax cost of investments owned at December 31, 2016 was $2,999,910. The net unrealized depreciation on investments owned at December 31, 2016 was $61.

At December 31, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Statements of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of organizational expenses, as follows:

Unrealized appreciation/(depreciation) on investments	$(61)
Other book to tax differences	(331,065)
Components of distributable earnings at year end	$(331,126)

For the years ended December 31, 2016 and 2015, there are no net capital loss carryforwards.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in Consolidated Financial Statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statements of Operations. There were no material uncertain income tax positions at December 31, 2016. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company remains subject to examination by the Internal Revenue Service for the first full tax year ending December 31, 2015 and all future years.

If we do not distribute (or are not deemed to have distributed) each calendar year sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years (the “Minimum Distribution Amount”), we will generally be required to pay an excise tax equal to 4% of the amount by the which Minimum Distribution Amount exceeds the distributions for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income.

Per Share Information

Basic and diluted earnings/(loss) per common share is calculated using the weighted average number of common shares outstanding for the period presented. For the year ended December 31, 2016 and the period ended December 31, 2015, basic and diluted earnings/(loss) per share were the same because there were no potentially dilutive securities outstanding. Per share data is based on the weighted average shares outstanding.

Distributions

The Company generally intends to distribute, out of assets legally available for distribution, substantially all of its available earnings, on a quarterly basis, subject to the discretion of the Board of Directors. For the year ended December 31, 2016 and the period ended December 31, 2015, the Company did not declare or pay any dividends or distributions.

Organization and Offering Costs

Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services and other fees pertaining to our organization, all of which are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s private placement memorandum and other offering documents, including travel-related expenses. As of December 31, 2016, total organization expenses incurred amounted to $354,713. Offering expenses charged to paid-in capital totaled $645,287.

Pursuant to the investment advisory agreement (the “Advisory Agreement”) between the Company and GSVGC, the Company and GSVGC agreed that initial organization and operating costs will be borne by the Company up to a maximum amount of $1,000,000, provided that the amount of initial organizational and offering costs in excess of $1,000,000 would be paid by GSVGC. Total offering expenses amounted to $647,458, which when combined with organizational expenses would equal $1,002,171. Organizational and offering expenses exceeded the agreed-upon cap by $2,171. Accordingly, offering expenses recognized were limited to $645,287.

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 affects accounting for equity investments and financial liabilities where the fair value option has been elected. ASU 2016-01 requires an entity to measure equity investments at fair value through net income. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017. The Company is evaluating the impact this accounting pronouncement would have on the accompanying financial statements.

Note 3 – Commitments and Contingencies

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. At December 31, 2016 and 2015, the Company did not have any unfunded loan commitments to provide debt financing to certain of its portfolio companies.

The Company is currently not subject to any material legal proceedings, nor, to its knowledge, is any material proceeding threatened against the Company. From time to time, the Company may be a party to certain legal proceeds in the ordinary course of business, including proceedings relating to the enforcement of its rights under contracts with its portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon its business, financial condition or results of operations.

Note 4 – Concentration of Credit Risk

The Company is subject to credit risk to the extent that any financial institution with which it conducts business is unable to fulfill contractual obligations on its behalf. Management monitors the financial condition of those financial institutions and does not currently anticipate any losses from these counterparties.

Note 5 – Net Losses per Common Share

The following information sets forth the computation of basic and diluted losses per common share for the year ended December 31, 2016 and the period ended December 31, 2015. Per share data is based on the weighted average shares outstanding.

	Year Ended	Period Ended
	December 31, 2016	December 31, 2015
Net Decrease in Net Assets Resulting from Operations	$(903,041)	$-
Per Share Data (1):
Weighted average shares outstanding for year
Basic	10,774	1,667
Diluted	10,774	1,667
Basic and diluted loss per common share
Basic	$(83.82)	$-
Diluted	$(83.82)	$-

(1) Per share data is based on average weighted shares outstanding

Note 6 – Net Assets

The Company has the authority to issue 100,000,000 shares of common stock at $0.01 per share par value.

At December 31, 2016, the Company had total commitments of $209,901,500. The minimum capital commitment of an investor is $1,000,000. Management, however, may waive the minimum capital commitment at its discretion.

Capital commitments may be drawn down by the Company on a pro rata basis, as needed, upon not less than ten (10) days’ prior written notice for the purposes of funding the Company’s investments (including follow-on investments), paying the Company’s expenses, including fees under the Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities.

Note 7 – Related Party Agreements and Transactions

Advisory Agreement

On November 29, 2016, the Company’s Board of Directors approved the Advisory Agreement with GSVGC under which GSVGC, subject to the overall supervision of the Board of Directors, manages the day-to-day operations of and provides investment advisory services to the Company. Under the terms of the Advisory Agreement, GSVGC will:

•	determine the composition of the Company’s portfolio, the nature and timing of the changes to the portfolio and the manner of implementing such changes;

•	identify, evaluate and negotiate the structure of the investments the Company makes;

•	execute, close, service and monitor the investments the Company makes;

•	determine the securities and other assets that the Company will purchase, retain or sell;

•	perform due diligence on prospective investments; and

•	provide the Company with other such investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its funds.

Pursuant to the Advisory Agreement, the Company will pay GSVGC a fee for its investment advisory and management services consisting of two components – a base management fee and an incentive fee. The cost of both the base management fee and incentive fee will ultimately be borne by the Company’s stockholders.

Base Management Fee

The base management fee is payable on the first day of each calendar quarter, calculated based on the average of the amount of capital commitments and assets purchased with borrowed funds or other forms of leverage (collectively, the “Gross Assets”) during the preceding calendar quarter. Until the earlier of (1) the consummation of an initial public offering (“IPO”) of the Public Fund (defined below) in connection with a Spin-Off transaction (defined below) and (2) the earliest date at which (a) all capital commitments have been called for investments or expenses and (b) the Company holds no more than 10.0% of its total assets in cash, the base management fee will be the lesser of (i) an amount equal to 0.4375% (1.75% annualized) of the average amount of the Company’s Gross Assets during the most recently completed calendar quarter and (ii) the actual operating expenses incurred by GSVGC during such calendar quarter.

Following the earlier of (1) the consummation of an IPO of the Public Fund in connection with a Spin-Off transaction and (2) the earliest date at which (a) all capital commitments have been called for investments or expenses and (b) the Company holds no more than 10% of its total assets in cash, the base management fee will be an amount equal to 0.4375% (1.75% annualized) of the average amount of the Company’s Gross Assets during the most recently completed calendar quarter for so long as the aggregate amount of the Company’s Gross Assets as of the end of the most recently completed calendar quarter is less than $500,000,000. If the aggregate amount of the Company’s Gross Assets as of the end of the most recently completed calendar quarter is equal to or greater than $500,000,000, but less than $1,000,000,000, the base management fee will be an amount equal to 0.40% (1.60% annualized) of the average amount of the Company’s Gross Assets for the most recently completed calendar quarter. If the aggregate amount of the Company’s Gross Assets as of the end of the most recently completed calendar quarter is equal to or greater than $1,000,000,000, the base management fee will be an amount equal to 0.375% (1.50% annualized) of the average amount of the Company’s Gross Assets for the most recently completed calendar quarter.

The base management fee will be payable for the first partial quarter in which the initial closing of the Company’s private placement of shares of its common stock occurs based on the aggregate amount of capital commitments as of the initial closing of the private placement, and will be appropriately prorated for any partial month or quarter. GSVGC earned management fees of $169,684 and $0 for the year ended December 31, 2016 and the period ended December 31, 2015, respectively.

For purposes of the Advisory Agreement, a “Spin-Off transaction” includes a transaction whereby the Company offers its stockholders the option to elect to either (i) retain their ownership of shares of the Company’s common stock; (ii) exchange their shares of the Company’s common stock for shares of common stock in a newly formed entity (the “Public Fund”) that will elect to be regulated as a BDC under the 1940 Act and treated as a RIC under Subchapter M of the Code, and will use its commercially reasonable best efforts to complete an IPO of shares of its common stock not later than three years after the Company’s final closing of its private placement of shares of its common stock, which closing will occur no later than December 31, 2017; or (iii) exchange their shares of the Company’s common stock for interests of one or more newly formed entities (each, a “Liquidating Fund”) that will each be organized as a limited liability company, and which will, among other things, seek to complete an orderly wind down and/or liquidation of any such Liquidating Fund.

Incentive Fee

The incentive fee, which provides GSVGC with a share of the income that GSVGC generates for the Company, will consist of an investment-income component and a capital-gains component, which are largely independent of each other, with the result that one component may be payable even if the other is not.

Under the investment-income component, the Company will pay GSVGC each quarter an incentive fee with respect to the Company’s pre-incentive fee net investment income. The investment-income component will be calculated and payable quarterly in arrears based on the pre-incentive fee net investment income for the immediately preceding fiscal quarter. Payments based on pre-incentive fee net investment income will be based on the pre-incentive fee net investment income earned for the quarter. For this purpose, “pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial and consulting fees or other fees that the Company receives from portfolio companies) the Company accrues during the fiscal quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement (the “Administration Agreement”) with the Administrator, and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee); provided however, that pre-incentive fee net investment income will be reduced by multiplying the pre-incentive fee net investment income earned for the quarter by a fraction, the numerator of which is the Company’s total assets minus average daily borrowings for the immediately preceding fiscal quarter, and the denominator of which is the Company’s total assets for the immediately preceding fiscal quarter. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero coupon securities), accrued income that the Company has not yet received in cash; provided, however, that the portion of the investment-income component of the incentive fee attributable to deferred interest features will be paid, only if and to the extent received in cash, and any accrual thereof will be reversed if and to the extent such interest is reversed in connection with any write off or similar treatment of the investment giving rise to any deferred interest accrual, applied in each case in the order such interest was accrued. Such subsequent payments in respect of previously accrued income will not reduce the amounts payable for any quarter pursuant to the calculation of the investment-income component described above. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Pre-incentive fee net investment income, expressed as a rate of return on the value of the Company’s net assets (defined as total assets less liabilities) at the end of the immediately preceding fiscal quarter, will be compared to a “hurdle rate” of 2.0% per quarter (8.0% annualized). The Company will pay GSVGC an investment-income incentive fee with respect to the Company’s pre-incentive fee net investment income in each calendar quarter as follows: (1) no investment-income incentive fee in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the hurdle rate of 2.0%; (2) 80% of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.667% in any calendar quarter (10.668% annualized) (the portion of the Company’s pre-incentive fee net investment income that exceeds the hurdle but is less than 2.667% is referred to as the “catch-up”; the “catch-up” is meant to provide GSVGC with 20.0% of the Company’s pre-incentive fee net investment income as if a hurdle did not apply if the Company’s pre-incentive fee net investment income exceeds 2.667% in any calendar quarter (10.668% annualized)); and (3) 20.0% of the amount of the Company’s pre-incentive fee net investment income, if any, that exceeds 2.667% in any calendar quarter (10.668% annualized) payable to GSVGC (once the hurdle is reached and the catch-up is achieved, 20.0% of all pre-incentive fee net investment income thereafter is allocated to GSVGC).

Until the consummation of an IPO of the Public Fund in connection with a Spin-Off transaction, in the event that the sum of the Company’s cumulative net realized losses since the date of the Company’s election to be regulated as a BDC exceeds 2.0% of the total non-control/non-affiliate investments made by the Company since the date of the Company’s election to be regulated as a BDC as of the end of the quarter, the investment-income component of the incentive fee will not be payable for such quarter until the first subsequent quarter in which the sum of the Company’s cumulative net realized losses since the date of the Company’s election to be regulated as a BDC is less than 2.0% of the total non-control/non-affiliate investments made by the Company since the date of the Company’s election to be regulated as a BDC as of the end of such subsequent quarter; provided, however, that in no event will any investment-income component of the incentive fee be paid for any prior quarter after the three-year anniversary of the end of such quarter.

After the consummation of an IPO of the Public Fund in connection with a Spin-Off transaction, in the event that the sum of the Company’s cumulative net realized losses for the previous four fiscal quarters or, if fewer than four fiscal quarters have passed since such IPO, that number of fiscal quarters since such IPO (the “Look-Back Period”), exceeds 2.0% of the total non-control/non-affiliate investments (i) made by the Company during the Look-Back Period or (ii) transferred to the Public Fund in connection with a Spin-Off transaction during the Look-Back Period, the investment-income component of the incentive fee will not be payable for such quarter until the first subsequent quarter in which the sum of the Company’s cumulative net realized losses for the Look-Back Period is less than 2.0% of the total non-control/non-affiliate investments (i) made by the Company during the Look-Back Period or (ii) transferred to the Public Fund in connection with a Spin-Off transaction during the Look-Back Period; provided, however, that in no event will any investment-income component of the incentive fee be paid for any prior quarter after the three-year anniversary of the end of such quarter.

Under the capital-gains component of the incentive fee, the Company will pay GSVGC as of the end of each calendar year 20.0% of the Company’s aggregate cumulative realized capital gains from the date of the Company’s election to be regulated as a BDC through the end of that year, computed net of the Company’s aggregate cumulative realized capital losses and aggregate cumulative unrealized depreciation through the end of such year, less the aggregate amount of any previously paid capital-gains incentive fee; provided, however, that the Company will not pay the capital-gains component of the incentive fee to GSVGC for any calendar year in which the sum of the Company’s (i) pre-incentive fee net investment income and (ii) realized gains less realized losses and unrealized capital depreciation from the date of the Company’s election to be regulated as a BDC through the end of such calendar year, expressed as a rate of return on the value of the Company’s net assets (defined as total assets less liabilities) at the end of such calendar year is less than 8.0% until the first subsequent calendar quarter in which the sum of the Company’s (i) pre-incentive fee net investment income and (ii) realized gains less realized losses and unrealized capital depreciation from the date of the Company’s election to be regulated as a BDC through, and including, the end of such subsequent calendar quarter, expressed as a rate of return on the value of the Company’s net assets (defined as total assets less liabilities) at the end of such calendar quarter is equal to or exceeds 8.0%; provided, further, that in no event will any capital-gains component of the incentive fee be paid for any prior year after the three-year anniversary of the end of such year. For the foregoing purpose, the Company’s “aggregate cumulative realized capital gains” will not include any unrealized appreciation.

No incentive fees were earned for the year ended December 31, 2016 and the period ended December 31, 2015.

Spin-Off Incentive Fee

In connection with a Spin-Off transaction, the investment-income component of the incentive fee will be payable in respect of the exchanged shares of the Company’s common stock (the “Spin-Off Income Incentive Fee”) and the capital-gains component of the incentive fee will be payable in respect of the exchanged shares of the Company’s common stock (the “Spin-Off Capital Gains Incentive Fee,” and together with the Spin-Off Income Incentive Fee, the “Spin-Off Incentive Fee”). The Company expects that the Spin-Off Capital Gains Incentive Fee would be calculated as of the date of the completion of a Spin-Off transaction as if such date were a calendar year-end for purposes of calculating and paying the Spin-Off Capital Gains Incentive Fee. No Spin-Off Incentive Fee will be payable unless, on the date of the completion of a Spin-Off transaction, the sum of the Company’s (i) pre-incentive fee net investment income and (ii) realized capital gains less realized capital losses and unrealized capital depreciation from the date of the Company’s election to be regulated as a BDC through, and including, the date of the completion of such Spin-Off transaction, is greater than 8% of the cumulative net investments made by the Company since the Company’s election to be regulated as a BDC.

Administration Agreement

The Company will reimburse the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including furnishing the Company with office facilities, equipment and clerical, bookkeeping and recordkeeping services at such facilities, as well as providing other administrative services. In addition, the Company will reimburse the Administrator for the fees and expenses associated with performing compliance functions, and the Company’s allocable portion of the compensation of certain of its officers, including the Company’s Chief Financial Officer, Chief Compliance Officer and any administrative support staff. Pursuant to the terms of the Administration Agreement, the amounts payable to the Administrator by the Company in any fiscal year will not exceed the greater of (i) 0.75% of the aggregate capital commitments as of the end of the most recently completed fiscal year and (ii) $1 million. The Company reimbursed the Administrator $527,843 and accrued a payable of $648,805 due to the Administrator for the year ended December 31, 2016, which includes amounts reimbursable to the Administrator for organizational and offering costs, professional fees and other expenses. The Company did not reimburse or accrue a payable due to the Administrator for the year ended December 31, 2015.

License Agreement

The Company entered into a license agreement with GSV Asset Management, LLC (“GSV Asset Management”) pursuant to which GSV Asset Management has agreed to grant the Company a non-exclusive, royalty-free license to use the name “GSV.” Under this agreement, the Company has the right to use the GSV name for so long as GSVGC or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company has no legal right to the “GSV” name.

Oaktree Strategic Relationship

In December 2016, GSVGC entered into a strategic relationship with Oaktree Capital Management, L.P. (“Oaktree”). In connection with the strategic relationship, OCM Growth Holdings, LLC, a Delaware limited liability company (“OCM”) managed by Oaktree, made a $125 million capital commitment to the Company (the “OCM Commitment”). OCM has granted a proxy to the Company pursuant to which the shares held by OCM will be voted in the same manner as the Company’s other stockholders vote their shares.

In connection with the OCM Commitment, the Company entered into a stockholder agreement, dated December 15, 2016 (the “Stockholder Agreement”), with OCM, pursuant to which OCM has a right to nominate a member of the Company’s Board of Directors for election. Brian Laibow was appointed to the Company’s Board of Directors, effective January 25, 2017, as OCM’s representative. OCM also holds an interest in GSVGC and has the right to appoint a member of GSVGC’s board of managers and a member of GSVGC’s investment committee. OCM’s initial appointee to GSVGC’s board of managers and investment committee is Brian Laibow.

Note 8 – Financial Highlights

	Year ended December 31, 2016	For the period from August 31, 2015 (date of inception) through December 31, 2015
Per Share Data (1):
Net asset value at beginning of period	$15.00	$-
Net investment loss	(83.81)	-
Change in unrealized depreciation	(0.01)	-
Issuance of common shares	79.20	-
Net asset value at end of period	$10.38	$15.00
Total return based on net asset value (2)	(30.80)%	-
Weighted average shares outstanding for period, basic	10,774	1,667
Ratio/Supplemental Data:
Net assets at end of period	$3,476,672	$25,000
Average net assets	151,520	-
Annualized ratio of net operating expenses to average net assets	595.90%	-
Annualized ratio of net investment loss to average net assets	(595.90)%	-
Annualized ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets	484.00%	-
Annualized ratio of net decrease in net assets resulting from operations to average net assets	(596.00)%	-

(1)	Financial highlights are based on weighted average shares outstanding.
(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.

Note 9 – Subsequent Events

Robert Greifeld resigned as a member of the Company’s Board of Directors effective January 20, 2017. Mr. Greifeld did not resign because of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Subsequently, Mr. Greifeld has been appointed to GSVGC’s Board of Managers.

On January 25, 2017, the Company’s Board of Directors, upon the recommendation of the nominating and corporate governance committee of the Company’s Board of Directors, increased the number of directors that constitutes the full Board of Directors to five directors from three directors and appointed the following individuals to serve as members of the Board of Directors: (1) Lewis W. Solimene, Jr., to fill the vacancy created by the resignation of Robert Greifeld, and to serve until the Company’s 2018 annual meeting of stockholders and until his successor is duly elected and qualifies; (2) Julie Persily, to serve until the Company’s 2018 annual meeting of stockholders and until her successor is duly elected and qualifies; and (3) Brian Laibow, to serve until the Company’s 2019 annual meeting of stockholders and until his successor is duly elected and qualifies. The Board of Directors has determined that Mr. Solimene and Ms. Persily are not “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act, of the Company.

From January 1, 2017 through March 29, 2017, the Company closed on additional capital commitments of $8,400,000 bringing the total committed capital to $218,301,500 as of March 29, 2017. There have been no additional subsequent events that require recognition or disclosure through March 29, 2017.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report or management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting periods during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information in response to this item is incorporated by reference from our 2017 Proxy Statement. The 2017 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

We have adopted a Code of Business Conduct and Ethics for our employees and directors, including, specifically, our Chief Executive Officer, our Chief Financial Officer, and our other executive officers. Our Code of Business Conduct and Ethics satisfies the requirements for a “code of ethics” within the meaning of SEC rules. A copy of the Code of Business Conduct and Ethics is posted on our website at http://gsvgc.com/wp-content/uploads/2017/03/GSV-GC-Fund-SOX-Code-of-Ethics.pdf. We intend to disclose any changes in, or waivers from, the Code of Business Conduct and Ethics by posting such information on the same website or by filing a Form 8-K, in each case to the extent such disclosure is required by rules of the SEC or NASDAQ.

Item 11.	Executive Compensation.

Information in response to this item is incorporated by reference from our 2017 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information in response to this item is incorporated by reference from our 2017 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information in response to this item is incorporated by reference from our 2017 Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

Information in response to this item is incorporated by reference from our 2017 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed or incorporated by reference as part of this annual report on Form 10-K:

(a) Financial Statements

(1) The following financial statements are set forth in Item 8 of Part II:

(b) Exhibits required to be filed by Item 601 of Regulation S-K

Please note that the agreements included as exhibits to this Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement(1)

3.2	Bylaws(2)

4.1	Form of Subscription Agreement*

9.1	Voting Proxy of OCM Growth Holdings, LLC in favor of GSV Growth Credit Fund Inc.*

10.1	Investment Advisory Agreement between GSV Growth Credit Fund Inc. and GSV Growth Credit LLC, as the investment adviser(1)

10.2	Administration Agreement between GSV Growth Credit Fund Inc. and GSV Credit Service Company, LLC, as the administrator(1)

10.3	Stockholder Agreement between GSV Growth Credit Fund Inc. and OCM Growth Holdings, LLC(1)

10.4	Custody Agreement between GSV Growth Credit Fund Inc. and U.S. Bank National Association, as the custodian(1)

10.5	Dividend Reinvestment Plan(3)

10.6	Form of Indemnification Agreement(3)

10.7	Trademark License Agreement by and between the Registrant and GSV Asset Management, LLC(3)

11.1	Computation of Per Share Earnings (Included in the notes to the financial statements contained in this report)*

21.1	List of Subsidiaries—None

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2016.
(2)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form 10 (File No. 000-55544) filed with the SEC on December 9, 2015.
(3)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form 10 (File No. 000-55544) filed with the SEC on February 12, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSV GROWTH CREDIT FUND INC.
Date: March 29, 2017
	By:	/s/ R. David Spreng
R. David Spreng
President, Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2017	By:	/s/ R. David Spreng
R. David Spreng
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: March 29, 2017	By:	/s/ Thomas B. Raterman
Thomas B. Raterman
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

Date: March 29, 2017	By:	/s/ Gary Kovacs
Gary Kovacs
Director

Date: March 29, 2017	By:	/s/ Brian Laibow
Brian Laibow
Director

Date: March 29, 2017	By:	/s/ Julie Persily
Julie Persily
Director

Date: March 29, 2017	By:	/s/ Lewis W. Solimene, Jr.
Lewis W. Solimene, Jr.
Director

