Form 10-Q
period 2017-03-31
GSV Growth Credit Fund Inc.
filed 2017-05-08
CIK 1653384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(do not check if a smaller reporting company)
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer had 1,335,000 shares of common stock, $0.01 par value per share, outstanding as of May 8, 2017.

GSV GROWTH CREDIT FUND INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

 Item 1. Financial Statements

GSV GROWTH CREDIT FUND INC.

Statements of Assets and Liabilities

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Cash	$1,273,883	$1,039,931
Investment in U.S. Treasury Bill, at fair value (cost of $1,499,912 and $2,999,910, respectively)	1,499,925	2,999,849
Capital contributions receivable	-	60,783
Prepaid expenses	66,897	85,097
Other assets	60	-
Total assets	2,840,765	4,185,660

Liabilities
Due to affiliate	69,247	648,805
Accrued expenses and other liabilities	177,143	60,183
Total liabilities	246,390	708,988

Commitments and contingencies (Note 3)

Net assets
Common shares, $0.01 par value; 100,000,000 shares authorized; 335,000 shares issued and outstanding	3,350	3,350
Additional paid-in capital	3,234,533	3,804,448
Accumulated undistributed net investment loss	(643,611)	(331,065)
Accumulated net realized gain	90	-
Accumulated net unrealized gain (loss)	13	(61)
Total net assets	$2,594,375	$3,476,672

Net asset value per share	$7.74	$10.38

See notes to financial statements.

GSV GROWTH CREDIT FUND INC.

Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

Investment income
Interest income	$3,288	$-

Operating expenses
Management fees	515,090	-
Administration fee	31,250	-
Professional fees	155,434	-
General and administrative expenses	78,233	-
Directors’ fees	50,500	-
Consulting fees	12,420	-
Insurance expense	22,200	-
Other expenses	20,622	-
Total operating expenses	885,749	-
Net investment loss	(882,461)	-

Realized and unrealized gain (loss) in investments
Realized gain on investments	90	-
Change in unrealized appreciation on investments	74	-
Net realized gain and change in unrealized appreciation on investments	164	-

Net decrease in net assets resulting from operations	$(882,297)	$-

Net decrease in net assets resulting from operations per common share	$(2.63)	$-
Net investment loss per common share	$(2.63)	$-
Weighted-average shares outstanding	335,000	1,667

See notes to financial statements.

GSV Growth Credit Fund Inc.

Statements of Changes in Net Assets

(Unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

Net decrease in net assets from operations

Net investment loss	$(882,461)	$-
Realized gain on investments	90	-
Change in unrealized appreciation on investments	74	-

Net decrease in net assets resulting from operations	(882,297)	-

Total decrease in net assets	(882,297)	-

Net assets at beginning of period	3,476,672	25,000

Net assets at end of period	$2,594,375	$25,000

Capital Share Activity:
Shares issued	-	-
Shares outstanding at beginning of period	335,000	1,667
Shares outstanding at end of period	335,000	1,667

See notes to financial statements.

GSV Growth Credit Fund Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

Cash flows from operating activities
Net decrease in net assets resulting from operations	$(882,297)	$-
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operating activities:
Purchase of U.S. Treasury Bill	(1,499,912)	-
Sale or maturity of U.S. Treasury Bill	3,000,000	-
Realized gain on investments	(90)	-
Change in unrealized appreciation on investments	(74)	-
Changes in operating assets and liabilities:
Prepaid expenses	18,200	-
Other assets	(60)	-
Due to affiliates	(579,558)	-
Accrued expenses	116,960	-
Net cash provided by operating activities	173,169	-

Cash flows from financing activities
Capital contributions	60,783	-
Net cash provided by financing activities	60,783	-

Net increase in cash	233,952	-

Cash at beginning of period	1,039,931	25,000

Cash at end of period	$1,273,883	$25,000

See notes to financial statements.

GSV Growth Credit Fund Inc.

Schedule of Investments (Unaudited)

March 31, 2017

Portfolio Investments	Principal	Cost	Fair Value	% of Net Assets

U.S. Treasury
U.S. Treasury Bill, 0%, due 04/06/2017	$1,500,000	$1,499,912	$1,499,925	57.81%

Total Investments		$1,499,912	$1,499,925	57.81%

See notes to financial statements.

5

GSV Growth Credit Fund Inc.

Schedule of Investments

December 31, 2016

Portfolio Investments	Principal	Cost	Fair Value	% of Net Assets

U.S. Treasury
U.S. Treasury Bill, 0%, due 01/05/2017	$3,000,000	$2,999,910	$2,999,849	86.29%

Total Investments		$2,999,910	$2,999,849	86.29%

See notes to financial statements.

GSV Growth Credit Fund Inc.

Notes to Financial Statements

Note 1 - Organization

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

In October 2015, in connection with the Company’s formation, the Company issued and sold 1,667 shares of common stock to David R. Spreng, the President and Chief Executive Officer of the Company and Chairman of the Company’s Board of Directors, for an aggregate purchase price of $25,000. The sale of shares of common stock was approved by the unanimous consent of the Company’s sole director at the time. In December 2016, the Company completed the initial closing of capital commitments (the “Initial Closing”) in its private offering of shares of common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), and other applicable securities laws (the “Private Offering”). In connection with the Initial Closing, the Company called capital and issued 333,333 shares of common stock to investors for an aggregate purchase price of $5,000,000. As of March 31, 2017, in connection with the Private Offering, the Company had closed on capital commitments of $221,401,500 and issued 333,333 shares of its common stock to the Company’s investors for a total purchase price of $5,000,000.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included. The Company is an investment company following the specialized accounting and reporting guidance in ASC Topic 946, Financial Services – Investment Companies.

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

Capital Contributions Receivable

Capital contributions receivable represents amounts received from investors subsequent to quarter end, for contributions with an effective date before the quarter end. There were no capital contributions receivable for the quarter ended March 31, 2017.

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

Valuation of Investments

Once the Company makes investment transactions, the Company will measure the value of its investments at fair value in accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure (“ASC Topic 820”), issued by the Financial Accounting Standards Board (the “FASB”). Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The audit committee of the Company’s Board of Directors (the “Audit Committee”) is also responsible for assisting its Board of Directors in valuing investments that are not publicly traded or for which current market values are not readily available. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to portfolio investments for which market quotations are not readily available, the Board of Directors, with the assistance of the Audit Committee, GSVGC and its senior investment team and independent valuation agents, is responsible for determining in good faith the fair value in accordance with the valuation policy approved by the Board of Directors. If more than one valuation method is used to measure fair value, the results are evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results. The Company considers a range of fair values based upon the valuation techniques utilized and selects the value within that range that was most representative of fair value based on current market conditions as well as other factors GSVGC’s senior investment team considers relevant.

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

With respect to investments for which market quotations are not readily available, the Company’s Board of Directors will undertake a multi-step valuation process each quarter, as described below:

•	The quarterly valuation process will begin with each portfolio company or investment being initially valued by GSVGC’s investment professionals that are responsible for the portfolio investment;

•	Preliminary valuation conclusions will then be documented and discussed with GSVGC’s senior investment team;

•	The Audit Committee will then review these preliminary valuations;

•	At least once annually, the valuation for each portfolio investment will be reviewed by an independent valuation firm. Certain investments, however, will not be evaluated by an independent valuation firm unless the net asset value and other aspects of such investments in the aggregate exceed certain thresholds; and

•	The Company’s Board of Directors will then discuss valuations and determine the fair value of each investment in the portfolio in good faith, based on the input of GSVGC, the respective independent valuation firms and the Audit Committee.

The Company’s investments will be primarily loans made to small, fast-growing companies focused in technology, life sciences, business services, industrial companies and other high-growth industries. These investments will be considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indices for these types of debt instruments and, thus, GSVGC’s senior investment team must estimate the fair value of these investment securities based on models utilizing unobservable inputs.

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

Under certain circumstances, the Company may use an alternative technique to value warrants that better reflects the warrants’ fair values, such as an expected settlement of a warrant in the near term, a model that incorporates a put feature associated with the warrant, or the price paid or realized in a recently completed transaction or binding offer received in an arms-length transaction. The fair value may be determined based on the expected proceeds to be received from such settlement or based on the net present value of the expected proceeds from the put option.

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

Investments are recognized when the Company assumes an obligation to acquire a financial instrument and assumes the risks for gains or losses related to that instrument. Investments are derecognized when the Company assumes an obligation to sell a financial instrument and foregoes the risks for gains or losses related to that instrument. Specifically, the Company records all security transactions on a trade date basis. Investments in other, non-security financial instruments, such as limited partnerships or private companies, are recorded on the basis of subscription date or redemption date, as applicable. Amounts for investments recognized or derecognized but not yet settled will be reported as receivables for investments sold and payables for investments acquired, respectively, in the Statements of Assets and Liabilities.

Income Taxes

The Company intends to elect to be treated as a RIC under subchapter M of the Code for 2016 and intends to qualify annually thereafter for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of the sum of investment company taxable income (“ICTI”) including payment-in-kind (“PIK”) interest, as defined by the Code, and net tax exempt interest income (which is the excess of our gross tax exempt interest income over certain disallowed deductions) for each taxable year in order to be eligible for tax treatment under subchapter M of the Code. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year dividend distributions into the next tax year. Any distribution of such carryover ICTI must be declared no later than September 15th of the following taxable year and distributed by the earlier of the first regular distribution of the same type of income following the declaration or December 31st of such following year.

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

Per Share Information

Basic and diluted earnings/(loss) per common share is calculated using the weighted-average number of common shares outstanding for the period presented. For the three months ended March 31, 2017, basic and diluted earnings/(loss) per share were the same because there were no potentially dilutive securities outstanding. There were no earnings for the three months ended March 31, 2016. Per share data is based on the weighted-average shares outstanding.

Distributions

The Company generally intends to distribute, out of assets legally available for distribution, substantially all of its available earnings, on a quarterly basis, subject to the discretion of the Board of Directors. For the three months ended March 31, 2017 and the year ended December 31, 2016, the Company did not declare or pay any dividends or distributions.

Organization and Offering Costs

Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services and other fees pertaining to our organization, all of which are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s private placement memorandum and other offering documents, including travel-related expenses. Pursuant to the investment advisory agreement between the Company and GSVGC (the “Advisory Agreement”), the Company and GSVGC agreed that initial organization and offering costs would be borne by the Company up to a maximum amount of $1,000,000, provided that the amount of such costs in excess of $1,000,000 would be paid by GSVGC. As of December 31, 2016, the Company had already incurred the maximum amount of $1,000,000 in organization and offering costs. As a result, for the three months ended March 31, 2017, the Company did not incur any organization or offering expenses.

Recent Accounting Pronouncements

In January 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 affects accounting for equity investments and financial liabilities where the fair value option has been elected. ASU 2016-01 requires an entity to measure equity investments at fair value through net income. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017. The Company is evaluating the impact this accounting pronouncement would have on the accompanying financial statements.

Note 3 – Commitments and Contingencies

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. At March 31, 2017 and December 31, 2016, the Company did not have any unfunded loan commitments to provide debt financing to its portfolio companies.

The Company is currently not subject to any material legal proceedings, nor, to its knowledge, is any material proceeding threatened against the Company. From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of its rights under contracts with its portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon its business, financial condition or results of operations.

Note 4 – Concentration of Credit Risk

The Company is subject to credit risk to the extent that any financial institution with which it conducts business is unable to fulfill contractual obligations on its behalf. Management monitors the financial condition of those financial institutions and does not currently anticipate any losses from these counterparties.

Note 5 – Net Losses per Common Share

The following information sets forth the computation of basic losses per common share for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017 (Unaudited)	2016 (Unaudited)
Net Decrease in Net Assets Resulting from Operations	$(882,297)	$-
Per Share Data (1):
Weighted-average shares outstanding for period (basic)	335,000	1,667
Loss per common share (basic)	$(2.63)	$-

(1) Per share data is based on weighted-average shares outstanding.

Note 6 – Net Assets

The Company has the authority to issue 100,000,000 shares of common stock at $0.01 per share par value.

At March 31, 2017 and December 31, 2016, the Company had total commitments of $221,401,500 and $209,901,500, respectively. The minimum capital commitment of an investor is $1,000,000. Management, however, may waive the minimum capital commitment at its discretion.

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

Note 7 – Related Party Agreements and Transactions

Advisory Agreement

On November 29, 2016, the Company’s Board of Directors approved the Advisory Agreement, under which GSVGC, subject to the overall supervision of the Board of Directors, manages the day-to-day operations of and provides investment advisory services to the Company. Under the terms of the Advisory Agreement, GSVGC will:

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

As of December 31, 2016, the base management fee was payable for the first partial quarter in which the Initial Closing occurred based on the aggregate amount of capital commitments as of the date of the Initial Closing, and was appropriately prorated for the partial quarter. GSVGC earned management fees of $515,090 and $0 for the three months ended March 31, 2017 and 2016, respectively.

For purposes of the Advisory Agreement, a “Spin-Off transaction” includes a transaction whereby the Company offers its stockholders the option to elect to either (i) retain their ownership of shares of the Company’s common stock; (ii) exchange their shares of the Company’s common stock for shares of common stock in a newly formed entity (the “Public Fund”) that will elect to be regulated as a BDC under the 1940 Act and treated as a RIC under Subchapter M of the Code, and will use its commercially reasonable best efforts to complete an IPO of shares of its common stock not later than three years after the Company’s final closing of the Private Offering, which closing will occur no later than December 31, 2017; or (iii) exchange their shares of the Company’s common stock for interests of one or more newly formed entities (each, a “Liquidating Fund”) that will each be organized as a limited liability company, and which will, among other things, seek to complete an orderly wind down and/or liquidation of any such Liquidating Fund.

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

No incentive fees were earned for the three months ended March 31, 2017.

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

Administration Agreement

The Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including furnishing the Company with office facilities, equipment and clerical, bookkeeping and recordkeeping services at such facilities, as well as providing other administrative services. In addition, the Company reimburses the Administrator for the fees and expenses associated with performing compliance functions, and the Company’s allocable portion of the compensation of certain of its officers, including the Company’s Chief Financial Officer, Chief Compliance Officer and any administrative support staff. Pursuant to the terms of the Administration Agreement, the amounts payable to the Administrator by the Company in any fiscal year will not exceed the greater of (i) 0.75% of the aggregate capital commitments as of the end of the most recently completed fiscal year and (ii) $1 million.

The Company accrued a payable of $69,247 due to the Administrator for the three months ended March 31, 2017, which includes amounts reimbursable to the Administrator for professional fees and other expenses. The Company did not reimburse or accrue a payable due to the Administrator for the three months ended March 31, 2016. The Company reimbursed the Administrator $527,843 and accrued a payable of $648,805 due to the Administrator for the year ended December 31, 2016, which includes amounts reimbursable to the Administrator for organizational and offering costs, professional fees and other expenses.

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

Note 8 – Financial Highlights

	Three Months Ended March 31, 2017 (Unaudited)	Three Months Ended March 31, 2016 (Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$10.38	$15.00
Net investment loss	(2.64)	-
Realized gain	-	-
Change in unrealized appreciation	-	-
Net asset value at end of period	$7.74	$15.00
Total return based on net asset value (2)	(25.43)%	-
Weighted-average shares outstanding for period, basic	335,000	1,667
Ratio/Supplemental Data:
Net assets at end of period	$2,594,375	$25,000
Average net assets	$2,946,524	$25,000
Annualized ratio of net operating expenses to average net assets	123.28%	-
Annualized ratio of net investment loss to average net assets	(122.83)%	-
Annualized ratio of net operating expenses excluding management fees, to average net assets	51.59%	-
Annualized ratio of net decrease in net assets resulting from operations to average net assets	(122.80)%	-

(1)	Financial highlights are based on weighted-average shares outstanding.
(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.

Note 9 - Subsequent Events

In connection with the Private Offering, on April 5, 2017, the Company called capital in an aggregate amount of $15,000,000 and, on April 19, 2017, issued 1,000,000 shares of its common stock to its investors pursuant to the capital call.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors, and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	such an economic downturn could disproportionately impact the companies that we intend to target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies;

•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly to the extent that we use leverage as part of our investment strategy;

•	currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the ability of our portfolio companies to achieve their objectives;

•	competition with other entities and our affiliates for investment opportunities;

•	the speculative and illiquid nature of our investments;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the loss of key personnel;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of our external investment adviser, GSVGC, to locate suitable investments for us and to monitor and administer our investments;

•	the ability of GSVGC to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a RIC under Subchapter M of the Code, and as a BDC;

•	the effect of legal, tax and regulatory changes; and

•	the other risks, uncertainties and other factors we identify under “Risk Factors” in in Part I, Item 1A in our annual report on Form 10-K for the fiscal year ended December 31, 2016 and in our other filings with the SEC.

Although we believe the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this quarterly report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” in in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2016.

We have based the forward-looking statements included in this Form 10-Q on information available to us on the date of this Form 10-Q, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this quarterly report on Form 10-Q.

Overview

We are an externally managed, non-diversified closed-end investment management company that was formed on August 31, 2015 as a corporation under the laws of the State of Maryland. We have elected to be regulated as a BDC under the 1940 Act. In addition, we intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. If we fail to qualify as a RIC for any taxable year, we will be subject to corporate-level U.S. federal income tax on any net taxable income for such year. As a BDC and a RIC, we will be required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source-of-income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”). We could remain an emerging growth company until the last day of our fiscal year following the fifth anniversary of an initial public offering, if any, or until the earliest of (i) the last day of the first fiscal year in which we have total annual gross revenue of $1,070,000,000 or more, (ii) December 31 of the fiscal year in which we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months), or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. For so long as we remain an emerging growth company under the JOBS Act, we will be subject to reduced public company reporting requirements.

We are externally managed by GSVGC, an investment adviser that has registered under the Investment Advisers Act of 1940, as amended. The Administrator, a wholly-owned subsidiary of GSVGC, provides all the administrative services necessary for us to operate.

We have not commenced investment activities in portfolio securities. Since inception, we have purchased two U.S. Treasury Bills, one of which had matured as of March 31, 2017, and we have had no investment activity in portfolio securities. In October 2015, in connection with our formation, we issued and sold 1,667 shares of our common stock to David Spreng, our President, Chief Executive Officer and Chairman of our Board of Directors, for an aggregate purchase price of $25,000. In December 2016, we completed the Initial Closing, in connection with which we called capital and issued 333,333 shares of our common stock to investors for an aggregate purchase price of $5,000,000. As of March 31, 2017, in connection with the Private Offering, we had closed on capital commitments totaling $221,401,500 and issued 333,333 shares of our common stock to our investors for a total purchase price of $5,000,000.

Portfolio and Investment Activity

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments as well as sales of existing investments. As of March 31, 2017, we had not commenced investment activities in portfolio securities. Since inception, we have purchased two U.S. Treasury Bills, one of which had matured as of March 31, 2017.

Results of Operations

As of March 31, 2017, we had not commenced any investment activities in portfolio securities. Since inception, we have purchased two U.S. Treasury Bills.

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

During the three months ended March 31, 2017, cash increased to $1,273,883 at the end of the quarter, from $1,039,931 as of December 31, 2016. This increase was the result of the maturity of the U.S. Treasury Bill for $3,000,000 and the collection of capital contributions receivable of $60,783, offset by the purchase of the U.S. Treasury Bill. Net cash provided by operating activities during the three months ended March 31, 2017 was $173,169, which was primarily the result of the maturity of the U.S. Treasury Bill held and was partially offset by our payment of organizational and offering expenses and the purchase of a U.S. Treasury Bill in the amount of $1,499,912.

Equity Activity

We have the authority to issue 100,000,000 shares of common stock at a $0.01 per share par value.

On October 8, 2015, we issued 1,667 shares of our common stock to David Spreng, our President, Chief Executive Officer and Chairman of our Board of Directors, for an aggregate purchase price of $25,000. On December 22, 2016, we issued 333,333 shares of common stock to investors, for an aggregate purchase price of $5,000,000. During the quarter ended March 31, 2017, we closed on additional capital commitments in the amount of $11,500,000 and have total capital commitments of $221,401,500. We had no other equity transactions as of March 31, 2017.

Contractual Obligations

As of March 31, 2017, we had not commenced any investment activities in portfolio securities.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Distributions

To the extent that we have funds available, we intend to make quarterly distributions to our stockholders. Our stockholder distributions, if any, will be determined by our Board of Directors. Any distribution to our stockholders will be declared out of assets legally available for distribution. We anticipate that distributions will be paid from income primarily generated by interest and dividend income earned on investments made subsequent to the Initial Closing. During the three months ended March 31, 2017 and the year ended December 31, 2016, we did not declare or pay any dividends or distributions.

Critical Accounting Policies

Basis of Presentation

The preparation of the financial statements and related disclosures in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reports. Actual results could materially differ from those estimates. We believe that our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, include the valuation of investments and our intent to elect to be treated, and qualify annually thereafter, as a RIC. See “Note 2 — Summary of Significant Accounting Policies” to our financial statements for the quarter ended March 31, 2017, which describes our critical accounting policies and recently adopted accounting pronouncements not yet required to be adopted by us.

Valuation of Investments

We measure the value of our investments at fair value in accordance with ASC Topic 820, issued by the FASB. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

With respect to investments for which market quotations are not readily available, our Board of Directors will undertake a multi-step valuation process each quarter, as described below:

•	Our quarterly valuation process will begin with each portfolio company or investment being initially valued by GSVGC’s investment professionals that are responsible for the portfolio investment;

•	Preliminary valuation conclusions will then be documented and discussed with GSVGC’s senior investment team;

•	The Audit Committee will then review these preliminary valuations;

•	At least once annually, the valuation for each portfolio investment will be reviewed by an independent valuation firm. Certain investments, however, will not be evaluated by an independent valuation firm unless the net asset value and other aspects of such investments in the aggregate exceed certain thresholds; and

•	Our Board of Directors will then discuss valuations and determine the fair value of each investment in our portfolio in good faith, based on the input of GSVGC, the respective independent valuation firms and the Audit Committee.

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

Recent Developments

In connection with the Private Offering, on April 5, 2017, we called capital in an aggregate amount of $15,000,000 and, on April 19, 2017, issued 1,000,000 shares of our common stock to investors pursuant to the capital call.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2017, we had not commenced investment activities in portfolio securities.

We are subject to financial market risks, including changes in the valuations of our investment portfolio and interest rates.

Valuation Risk

Our investments may not have a readily available market price, and we value these investments at fair value as determined in good faith by our Board of Directors in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is possible that the difference could be material.

Interest Rate Risk

We expect that a majority of the investments held in our portfolio will have floating interest rates. We typically expect that interest rates on the investments held within our portfolio of investments will be based on floating LIBOR, with many of these investments also having a LIBOR floor.

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

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

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

Item 1A. Risk Factors

During the three months ended March 31, 2017, there have been no material changes to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported by us on our current reports on Form 8-K, we did not sell any securities during the period covered by this Form 10-Q that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement (1)

3.2	Bylaws (2)

11.1	Statement re Computation of Per Share Earnings (Included in the notes to the financial statements contained in this report)*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2016.

(2)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form 10 (File No. 000-55544) filed with the SEC on December 9, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSV GROWTH CREDIT FUND INC.
Date: May 8, 2017
	By:	/s/ R. David Spreng
R. David Spreng
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2017	By:	/s/ Thomas B. Raterman
Thomas B. Raterman
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

