Form 10-Q
period 2017-06-30
Runway Growth Credit Fund Inc.
filed 2017-08-10
CIK 1653384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01180

Runway Growth Credit Fund Inc.

(Exact name of registrant as specified in its charter)

Maryland	47-5049745
(State of incorporation)	(I.R.S. Employer Identification No.)

205 N. Michigan Ave., Suite 930
Chicago, IL	60601
(Address of principal executive offices)	(Zip Code)

(312) 281-6270

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

The issuer had 3,001,667 shares of common stock, $0.01 par value per share, outstanding as of August 10, 2017.

RUNWAY GROWTH CREDIT FUND INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

RUNWAY GROWTH CREDIT FUND INC.

Statements of Assets and Liabilities

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Investments at fair value:
Non-control/non-affiliate investments at fair value (cost of $11,387,058 and $0, respectively)	$11,387,058	$-
Investment in U.S. Treasury Bills at fair value (cost of $24,990,264 and $2,999,910, respectively)	24,992,100	2,999,849
Total investments at fair value (cost of $36,377,322 and $2,999,849, respectively)	36,379,158	2,999,849
Cash	4,984,163	1,039,931
Capital contributions receivable	176,437	60,783
Prepaid expenses	40,698	85,097
Accrued interest receivable	34,188	-
Total assets	41,614,644	4,185,660

Liabilities
Due to affiliate	30,127	648,805
Accrued expenses and other liabilities	228,719	60,183
Total liabilities	258,846	708,988

Commitments and contingencies (Note 3)	-	-

Net assets
Common stock, $0.01 par value; 100,000,000 shares authorized; 3,001,667 and 335,000 shares issued and outstanding, respectively	30,017	3,350
Additional paid-in capital	43,777,781	3,804,448
Accumulated undistributed net investment loss	(2,453,836)	(331,065)
Accumulated net realized gain	-	-
Net unrealized gain (loss)	1,836	(61)
Total net assets	$41,355,798	$3,476,672

Net asset value per share	$13.78	$10.38

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment income
Interest income from non-control/non-affiliate investments	$113,366	$-	$113,366	$-
Interest income from U.S. Treasury Bills	4,695	-	4,785	-
Dividend income from non-control/non-affiliate investments	13	-	13	-
Other income from non-control/non-affiliate investments	1,823	-	1,823	-
Other income from non-investment sources	8,107	-	11,395	-
Total investment income	128,004	-	131,382	-

Operating expenses
Management fees	968,753	-	1,483,843	-
Administration fee	31,250	-	62,500	-
Professional fees	115,481	-	270,915	-
General and administrative expenses	14,842	-	93,076	-
Directors’ fees	52,000	-	102,500	-
Consulting fees	12,237	-	24,657	-
Insurance expense	22,200	-	44,400	-
State franchise tax expense	48,492	-	48,492	-
Other expenses	103,148	-	123,770	-
Total operating expenses	1,368,403	-	2,254,153	-
Net investment loss	(1,240,399)	-	(2,122,771)	-

Net change in unrealized appreciation (depreciation) on investments
Change in unrealized appreciation on U.S. Treasury Bills	1,823	-	1,897	-

Net change in unrealized appreciation on investments	1,823	-	1,897	-

Net decrease in net assets resulting from operations	$(1,238,576)	$-	$(2,120,874)	$-

Net decrease in net assets resulting from operations per common share	$(1.01)	$-	$(2.70)	$-
Net investment loss per common share	$(1.01)	$-	$(2.70)	$-
Weighted-average shares outstanding	1,228,773	1,667	784,355	1,667

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Statements of Changes in Net Assets

(Unaudited)

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016

Net decrease in net assets from operations
Net investment loss	$(2,122,771)	$-
Change in unrealized appreciation on investments	1,897	-
Net decrease in net assets resulting from operations	(2,120,874)	-

Capital share transactions
Issued common stock	40,000,000	-

Total increase in net assets	37,879,126	-

Net assets at beginning of period	3,476,672	25,000

Net assets at end of period	$41,355,798	$25,000

Capital Share Activity
Shares issued	2,666,667	-
Shares outstanding at beginning of period	335,000	1,667
Shares outstanding at end of period	3,001,667	1,667

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016

Cash flows from operating activities
Net decrease in net assets resulting from operations	$(2,120,874)	$-
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(11,363,786)	-
Purchase of U.S. Treasury Bills	(46,485,628)	-
Sale or maturity of U.S. Treasury Bills	24,500,000	-
Change in unrealized appreciation on investments	(1,897)	-
Amortization of fixed income premiums or discounts	(27,998)	-
Changes in operating assets and liabilities:
Accrued interest receivable	(34,188)	-
Prepaid expenses	44,399	-
Due to affiliate	(618,678)	-
Accrued expenses and other liabilities	168,536	-
Net cash used in operating activities	(35,940,114)	-

Cash flows from financing activities
Net cash received from common stock issued, net of capital contributions receivable	39,884,346	-
Net cash provided by financing activities	39,884,346	-

Net increase in cash	3,944,232	-
Cash at beginning of period	1,039,931	25,000
Cash at end of period	$4,984,163	$25,000

Supplemental Disclosure of Cash Flow Information
Taxes paid	$48,492	$-

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited)

June 30, 2017

Portfolio Companies/Headquarters	Industry/ (Sub-Industry)	Investment Description (1)	Principal/ Quantity	Cost	Fair Value (2)	% of Net Assets

Non-control/non-affiliate investments
Mojix, Inc.
Los Angeles, CA	Software & Services (Application Software)	Senior Secured Term Loan LIBOR+10%, 11% floor, 5% ETP, due 5/15/2021 (4)	$6,000,000	$5,711,244	$5,711,244	13.81%
		Warrant for Series E Preferred Stock, exercise price $0.1064/share, expires 5/16/2027	9,395,847	244,292	244,292	0.59
Total				5,955,536	5,955,536	14.40

Placecast, Inc.
San Francisco, CA	Software & Services (Internet Software & Services)	Senior Secured Term Loan LIBOR+10.75%, 11.75% floor, 5% ETP, due 6/15/2020	$2,000,000	1,948,590	1,948,590	4.71
		Warrant for Series C Preferred Stock, exercise price $1.5669/share, expires 6/21/2027	127,643	32,932	32,932	0.08
Total				1,981,522	1,981,522	4.79

SendtoNews Video, Inc.
Victoria, BC, Canada	Media (Publishing)	Senior Secured Term Loan LIBOR+11%, 11% floor, 4% ETP, due 6/30/2020 (3)	$3,500,000	3,203,539	3,203,539	7.75
		Warrant for Common Stock, exercise price $0.67/share, expires 6/30/2027 (3)	574,502	246,461	246,461	0.60
Total				3,450,000	3,450,000	8.35

Total non-control/non-affiliate investments				11,387,058	11,387,058	27.54

U.S. Treasury
		U.S. Treasury Bill, 0%, due 7/06/2017	$5,000,000	4,999,703	4,999,700	12.08
		U.S. Treasury Bill, 0%, due 7/13/2017	$10,000,000	9,997,185	9,997,900	24.18
		U.S. Treasury Bill, 0%, due 7/27/2017	$10,000,000	9,993,376	9,994,500	24.17
Total U.S. Treasury				24,990,264	24,992,100	60.43

Total Investments				$36,377,322	$36,379,158	87.97%

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited) - (continued)

June 30, 2017

(1)	Disclosures of interest rates on notes include cash interest rates, payment-in-kind (“PIK”) interest rates and end-of-term-payment (“ETP”) interest rates, if applicable. Unless otherwise indicated, all of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to the 3-Month London Interbank Offered Rate (“LIBOR”).

(2)	All investments are restricted as to resale and were valued at fair value as determined in good faith by the Board of Directors.

(3)	Investment is not a qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 9.48% of total investments at fair value as of June 30, 2017. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).

(4)	Represents a PIK security. If the interest rate goes above the cap of 12.00%, PIK interest will be accrued on that amount and paid at maturity.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited) - (continued)

June 30, 2017

The following tables show the fair value of our portfolio of investments (excluding U.S. Treasury Bills) by geography and industry as of June 30, 2017:

	June 30, 2017
Geography	Investments at Fair Value	Percentage of Net Assets

United States	$7,937,058	19.19%
Canada	3,450,000	8.35
Total	$11,387,058	27.54%

	June 30, 2017
Industry	Investments at Fair Value	Percentage of Net Assets

Software & Services	$7,937,058	19.19%
Media	3,450,000	8.35
Total	$11,387,058	27.54%

See notes to financial statements.

7

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments

December 31, 2016

Portfolio Investments	Principal	Cost	Fair Value	% of Net Assets

U.S. Treasury
U.S. Treasury Bill, 0%, due 01/05/2017	$3,000,000	$2,999,910	$2,999,849	86.29%

Total Investments		$2,999,910	$2,999,849	86.29%

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Notes to Financial Statements

Note 1 - Organization

Runway Growth Credit Fund Inc. (the “Company”), formerly known as GSV Growth Credit Fund Inc., is a Maryland corporation that was formed on August 31, 2015. On June 13, 2017, the Company changed its name to “Runway Growth Credit Fund Inc.” from “GSV Growth Credit Fund Inc.” The Company is an externally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated, and intends to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). While the Company intends to qualify to be treated as a RIC going forward, the Company anticipates that it may have difficulty satisfying the asset diversification requirements as it deploys initial capital and builds its investment portfolio.

The Company was formed primarily to lend to, and selectively invest in, middle-market companies in the United States. The Company’s investment objective is to maximize its total return to its stockholders primarily through current income on its loan portfolio, and secondarily through capital appreciation on its warrants and other equity positions. The Company’s investment activities are managed by its external investment adviser, Runway Growth Capital LLC (“RGC”), formerly known as GSV Growth Credit LLC. Runway Administrator Services LLC (the “Administrator”), formerly known as GSV Credit Service Company, LLC, is a wholly owned subsidiary of RGC and provides all administrative services necessary for the Company to operate.

In October 2015, in connection with the Company’s formation, the Company issued and sold 1,667 shares of common stock to David R. Spreng, the President and Chief Executive Officer of the Company and Chairman of the Company’s Board of Directors, for an aggregate purchase price of $25,000. The sale of shares of common stock was approved by the unanimous consent of the Company’s sole director at the time. In December 2016, the Company completed the initial closing of capital commitments (the “Initial Closing”) in its private offering of shares of common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), and other applicable securities laws (the “Private Offering”). In connection with the Initial Closing, the Company called capital and issued 333,333 shares of common stock to investors for an aggregate purchase price of $5,000,000. As of June 30, 2017, in connection with the Private Offering, the Company had closed on capital commitments of $226,251,500 and issued 3,000,000 shares of its common stock to the Company’s investors for a total purchase price of $45,000,000.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The interim unaudited financial statements of the Company are prepared on the accrual basis of accounting in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is an investment company following the specialized accounting and reporting guidance specified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies.

In the opinion of management, all adjustments, all of which were of a normal recurring nature, considered necessary for the fair presentation of financial statements for the interim period have been included. The results of operations for the current interim period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2017. The interim unaudited financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

RUNWAY GROWTH CREDIT FUND INC.

Notes to Financial Statements - (continued)

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

Cash

Cash represents cash deposits held at financial institutions. At June 30, 2017, cash balances totaling $4,984,163 exceeded Federal Deposit Insurance Corporation protection levels of $250,000 by $4,734,163, subjecting the Company to risk related to the uninsured balance. Cash is held at large, established, high credit-quality financial institutions and management believes that risk of loss associated with any uninsured balance is remote.

Capital Contributions Receivable

Capital contributions receivable represents amounts received from investors subsequent to quarter end, for contributions with an effective date before the quarter end. The Company had $176,437 of capital contributions as of June 30, 2017, which were received by the date the financial statements were issued. As of December 31, 2016, the Company had $60,783 of capital contributions receivable.

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

Dividends are recorded on the ex-dividend date. Interest income, if any, adjusted for amortization of market premium and accretion of market discount, is recorded on an accrual basis to the extent that the Company expects to collect such amounts. Original issue discount, principally representing the estimated fair value of detachable equity or warrants obtained in conjunction with the Company’s debt investments, and market discount or premium are capitalized and accreted or amortized into interest income over the life of the respective security using the effective interest method. Loan origination fees received in connection with the closing of investments are reported as unearned income, which is included as amortized cost of the investment; the unearned income from such fees is accreted over the contractual life of the loan based on the effective interest method. Upon prepayment of a loan or debt security, any prepayment penalties, unamortized loan origination fees, and unamortized market discounts are recorded as interest income.

Valuation of Investments

The Company measures the value of its investments at fair value in accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure (“ASC Topic 820”), issued by the FASB. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

RUNWAY GROWTH CREDIT FUND INC.

Notes to Financial Statements - (continued)

The audit committee of the Company’s Board of Directors (the “Audit Committee”) is responsible for assisting its Board of Directors in valuing investments that are not publicly traded or for which current market values are not readily available. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to portfolio investments for which market quotations are not readily available, the Company’s Board of Directors, with the assistance of the Audit Committee, RGC and its senior investment team and independent valuation agents, is responsible for determining in good faith the fair value in accordance with the valuation policy approved by the Board of Directors. If more than one valuation method is used to measure fair value, the results are evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results. The Company considers a range of fair values based upon the valuation techniques utilized and selects the value within that range that was most representative of fair value based on current market conditions as well as other factors RGC’s senior investment team considers relevant.

The Company’s Board of Directors makes this fair value determination on a quarterly basis and any other time when a decision regarding the fair value of the portfolio investments is required. A determination of fair value involves subjective judgments and estimates and depends on the facts and circumstances. Due to the inherent uncertainty of determining the fair value of portfolio investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

With respect to investments for which market quotations are not readily available, the Company’s Board of Directors undertakes a multi-step valuation process each quarter, as described below:

•	The quarterly valuation process begins with each portfolio company or investment being initially valued by RGC’s investment professionals that are responsible for the portfolio investment;

•	Preliminary valuation conclusions are then documented and discussed with RGC’s senior investment team;

RUNWAY GROWTH CREDIT FUND INC.

Notes to Financial Statements - (continued)

•	The Audit Committee then reviews these preliminary valuations;

•	At least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm. Certain investments, however, may not be evaluated by an independent valuation firm unless the net asset value and other aspects of such investments in the aggregate exceed certain thresholds; and

•	The Company’s Board of Directors then discusses valuations and determines the fair value of each investment in the Company’s portfolio in good faith, based on the input of RGC, the independent valuation firm and the Audit Committee.

The Company’s investments are primarily loans made to small, fast-growing companies focused in technology, life sciences, business services, industrial companies and other high-growth industries. These investments are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indices for these types of debt instruments and, thus, RGC’s senior investment team must estimate the fair value of these investment securities based on models utilizing unobservable inputs.

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

This valuation process includes, among other things, evaluating the underlying investment performance, the portfolio company’s current financial condition and ability to raise additional capital, as well as macro-economic events that may impact valuations. These events include, but are not limited to, current market yields and interest rate spreads of similar securities as of the measurement date. Significant increases or decreases in these unobservable inputs could result in a significantly higher or lower fair value measurement.

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

Warrants: Fair value of warrants is primarily estimated using a Black Scholes option-pricing model. Privately held warrants and equity-related securities are valued based on an analysis of various factors including, but not limited to, the following:

•	Underlying enterprise value of the issuer is estimated based on information available, including any information regarding the most recent rounds of issuer funding. Valuation techniques to determine enterprise value include market multiple approaches, income approaches or approaches that utilize recent rounds of financing and the portfolio company’s capital structure to determine enterprise value. Valuation techniques are also utilized to allocate the enterprise fair value of a portfolio company to the specific class of common or preferred stock exercisable in the warrant. Such techniques take into account the rights and preferences of the portfolio company’s securities, expected exit scenarios, and volatility associated with such outcomes to allocate the fair value to the specific class of stock held in the portfolio. Such techniques include Option Pricing Models, or “OPM,” including back-solve techniques, Probability Weighted Expected Return Models, or “PWERM,” and other techniques as determined to be appropriate.

RUNWAY GROWTH CREDIT FUND INC.

Notes to Financial Statements - (continued)

•	Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on comparable publicly traded companies within indices similar in nature to the underlying company issuing the warrant. Significant increases (decreases) in this unobservable input could result in a significantly lower (higher) fair value.

•	The risk-free interest rates are derived from the U.S. Treasury yield curve. The risk-free interest rates are calculated based on a weighted average of the risk-free interest rates that correspond closest to the expected remaining life of the warrant. Significant increases (decreases) in this unobservable input could result in a significantly higher (lower) fair value.

•	Other adjustments, including a marketability discount on private company warrants, are estimated based on judgment about the general industry environment. Significant increases (decreases) in this unobservable input could result in a significantly lower (higher) fair value.

•	Historical portfolio experience on cancellations and exercises of warrants are utilized as the basis for determining the estimated life of the warrants in each financial reporting period. Warrants may be exercised in the event of acquisitions, mergers or initial public offerings, and cancelled due to events such as bankruptcies, restructuring activities or additional financings. These events cause the expected remaining life assumption to be shorter than the contractual term of the warrants. Significant increases or decreases in this unobservable input could result in a significantly higher or lower fair value.

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

These valuation methodologies involve a significant degree of judgment. There is no single standard for determining the estimated fair value of investments that do not have an active public market. Valuations of privately held investments are inherently uncertain, as they are based on estimates, and their values may fluctuate over time. The determination of fair value may differ materially from the values that would have been used if an active market for these investments existed. In some cases, the fair value of such investments is best expressed as a range of values derived utilizing different methodologies from which a single estimate may then be determined.

Equity Investments. The fair value of an equity investment in a privately held company is initially the face value of the amount invested. The Company adjusts the fair value of equity investments in private companies upon the completion of a new third-party round of equity financing subsequent to the Company’s investment. The Company may make adjustments to fair value, absent a new equity financing event, based upon positive or negative changes in a portfolio company’s financial or operational performance. The Company may also reference comparable transactions and/or secondary market transactions to estimate fair value. The fair value of an equity investment in a publicly traded company is based upon the closing public share price on the date of measurement. These assets are recorded at fair value on a recurring basis. These valuation methodologies involve a significant degree of judgment. There is no single standard for determining the estimated fair value of investments that do not have an active public market. Valuations of privately held investments are inherently uncertain, as they are based on estimates, and their values may fluctuate over time. The determination of fair value may differ materially from the values that would have been used if an active market for these investments existed. In some cases, the fair value of such investments is best expressed as a range of values derived utilizing different methodologies from which a single estimate may then be determined.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and accrued liabilities, approximate fair value due to their short-term nature.

RUNWAY GROWTH CREDIT FUND INC.

Notes to Financial Statements - (continued)

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

Income Taxes

The Company has elected to be treated as a RIC under subchapter M of the Code for 2016 and intends to qualify annually thereafter for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of the sum of investment company taxable income (“ICTI”) including payment-in-kind (“PIK”) interest, as defined by the Code, and net tax exempt interest income (which is the excess of our gross tax exempt interest income over certain disallowed deductions) for each taxable year in order to be eligible for tax treatment under subchapter M of the Code. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year dividend distributions into the next tax year. Any distribution of such carryover ICTI must be declared no later than September 15th of the following taxable year and distributed by the earlier of the first regular distribution of the same type of income following the declaration or December 31st of such following year.

If we do not distribute (or are not deemed to have distributed) each calendar year sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years (the “Minimum Distribution Amount”), we will generally be required to pay a U.S. federal excise tax equal to 4% of the amount by the which Minimum Distribution Amount exceeds the distributions for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective U.S. federal excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income.

If the Company is not treated as a RIC for any taxable year, the Company will be taxed as a regular corporation (a “C corporation”) under subchapter C of the Code for such taxable year. If the Company has previously qualified as a RIC but is subsequently unable to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, the Company would be subject to U.S. federal income tax on all of its taxable income (including its net capital gains) at regular corporate rates. The Company would not be able to deduct distributions to stockholders, nor would it be required to make distributions. In order to requalify as a RIC, in addition to the other requirements discussed above, the Company would be required to distribute all of its previously undistributed earnings attributable to the period it failed to qualify as a RIC by the end of the first year that it intends to requalify as a RIC. If the Company fails to requalify as a RIC for a period greater than two taxable years, it may be subject to regular corporate-level U.S. federal income tax on any net built-in gains with respect to certain of its assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if the Company had been liquidated) that it elects to recognize on requalification or when recognized over the next five years.

Per Share Information

Basic and diluted earnings/(loss) per common share is calculated using the weighted-average number of common shares outstanding for the period presented. For the three and six months ended June 30, 2017, basic and diluted earnings/(loss) per share were the same because there were no potentially dilutive securities outstanding. There were no earnings for the three and six months ended June 30, 2016. Per share data is based on the weighted-average shares outstanding.

RUNWAY GROWTH CREDIT FUND INC.

Notes to Financial Statements - (continued)

Distributions

The Company generally intends to distribute, out of assets legally available for distribution, substantially all of its available earnings, on a quarterly basis, subject to the discretion of the Board of Directors. For the six months ended June 30, 2017 and the year ended December 31, 2016, the Company did not declare or pay any dividends or distributions.

Organization and Offering Costs

Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services and other fees pertaining to our organization, all of which are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s private placement memorandum and other offering documents, including travel-related expenses. Pursuant to the investment advisory agreement between the Company and RGC (the “Advisory Agreement”), the Company and RGC agreed that initial organization and offering costs would be borne by the Company up to a maximum amount of $1,000,000, provided that the amount of such costs in excess of $1,000,000 would be paid by RGC. As of December 31, 2016, the Company had already incurred the maximum amount of $1,000,000 in organization and offering costs. As a result, for the three and six months ended June 30, 2017, the Company did not incur any organization or offering expenses.

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

In May 2014, the FASB issued a converged standard to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets.  The core principle of the new guidance is that an entity will recognize revenue to depict the transfer of goods or services to customers in an amount that the entity expects to be entitled to in exchange for those goods or services.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) –Deferral of the Effective Date, formally amending the effective date of the new revenue recognition guidance. The amended guidance defers the effective date of the new guidance to interim reporting periods within annual reporting periods beginning after December 15, 2017. Public business entities are permitted to apply the new guidance early, but not before the original effective date (i.e., interim periods within annual periods beginning after December 15, 2016). The Company is evaluating the impact this accounting pronouncement would have on the accompanying financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606) –Principal versus Agent Considerations (Reporting Revenue Gross Versus Net) (“ASU 2016-08”). The amended guidance affects entities that enter into contracts with customers to transfer goods or services in exchange for consideration. Under ASU 2016-08, when another party is involved in providing goods or services to a customer, an entity must determine whether the nature of its promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided by the other party (that is, the entity is an agent). An entity is a principal if it controls the specified good or service before that good or service is transferred to a customer. The amended guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customer. ASU 2016-08 affects the guidance in the new revenue standard issued in May 2014 and has the same effective date which is described above.  The Company is evaluating the impact this accounting pronouncement would have on the accompanying financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Notes to Financial Statements - (continued)

Note 3 – Commitments and Contingencies

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. At June 30, 2017, the Company had $5,500,000 in unfunded loan commitments to provide debt financing to its portfolio companies. At December 31, 2016, the Company had no unfunded loan commitments. The balances of unfunded commitments to extend financing as of June 30, 2017 and December 31, 2016 were as follows:

Portfolio Company	Investment Type	June 30, 2017	December 31, 2016
Mojix, Inc.	Senior Secured Term Loan	$4,000,000	$—
Placecast, Inc.	Senior Secured Term Loan	—	—
SendtoNews Video, Inc.	Senior Secured Term Loan	1,500,000	—
Total unused commitments to extend financing		$5,500,000	$—

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

Note 4 – Concentration of Credit Risk

In the normal course of business, the Company maintains its cash balances in financial institutions, which at times may exceed federally insured limits. The Company is subject to credit risk to the extent that any financial institution with which it conducts business is unable to fulfill contractual obligations on its behalf. Management monitors the financial condition of those financial institutions and does not currently anticipate any losses from these counterparties.

Note 5 – Net Increase/(Decrease) in Net Assets Resulting from Operations per Common Share

The following information sets forth the computation of basic losses per common share for the three and six months ended June 30, 2017 and June 30, 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net decrease in net assets resulting from operations	$(1,238,576)	$-	$(2,120,874)	$-
Per Share Data (1):
Weighted-average shares outstanding for period (basic)	1,228,773	1,667	784,355	1,667
Loss per common share (basic)	$(1.01)	$-	$(2.70)	$-

(1) Per share data is based on weighted-average shares outstanding.

Note 6 – Net Assets

The Company has the authority to issue 100,000,000 shares of common stock at $0.01 per share par value. The common shares issued, the price per share and the proceeds raised, since inception, are detailed in the following table:

Issuance Date	Shares Issued	Price Per Share	Gross Proceeds
October 8, 2015	1,667	$15.00	$25,000
December 22, 2016	333,333	15.00	5,000,000
April 19, 2017	1,000,000	15.00	15,000,000
June 26, 2017	1,666,667	15.00	25,000,000
Total	3,001,667		$45,025,000

RUNWAY GROWTH CREDIT FUND INC.

Notes to Financial Statements - (continued)

At June 30, 2017 and December 31, 2016, the Company had total commitments of $226,251,500 and $209,901,500, respectively. The minimum capital commitment for an investor is $1,000,000. Management, however, may waive the minimum capital commitment at its discretion.

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

Note 7 – Related Party Agreements and Transactions

Advisory Agreement

On November 29, 2016, the Company’s Board of Directors approved the Advisory Agreement, under which RGC, subject to the overall supervision of the Board of Directors, manages the day-to-day operations of and provides investment advisory services to the Company. Under the terms of the Advisory Agreement, RGC:

•	determines the composition of the Company’s portfolio, the nature and timing of the changes to the portfolio and the manner of implementing such changes;

•	identifies, evaluates and negotiates the structure of the investments the Company makes;

•	executes, closes, services and monitors the investments the Company makes;

•	determines the securities and other assets that the Company will purchase, retain or sell;

•	performs due diligence on prospective investments; and

•	provides the Company with other such investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its funds.

Pursuant to the Advisory Agreement, the Company pays RGC a fee for its investment advisory and management services consisting of two components – a base management fee and an incentive fee. The cost of both the base management fee and incentive fee are ultimately borne by the Company’s stockholders.

Base Management Fee

The base management fee is payable on the first day of each calendar quarter, calculated based on the average of the amount of Capital Commitments (as defined below) and assets purchased with borrowed funds or other forms of leverage (collectively, the “Gross Assets”) during the preceding calendar quarter. Until the earlier of (1) the consummation of an initial public offering (“IPO”) of the Public Fund (defined below) in connection with a Spin-Off transaction (defined below) and (2) the earliest date at which (a) all Capital Commitments have been called for investments and/or expenses and (b) the Company holds no more than 10.0% of its total assets in cash, the base management fee will be the lesser of (i) an amount equal to 0.4375% (1.75% annualized) of the average amount of the Company’s Gross Assets during the most recently completed calendar quarter and (ii) the actual operating expenses incurred by RGC during such calendar quarter.

For purposes of the Advisory Agreement, “Capital Commitments” is defined as the aggregate amount of capital committed to the Company by investors as of the end of the most recently completed calendar quarter.

RUNWAY GROWTH CREDIT FUND INC.

Notes to Financial Statements - (continued)

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

RGC earned management fees of $968,753 and $1,483,843 for the three and six months ended June 30, 2017, respectively. RGC did not earn management fees for the three and six months ended June 30, 2016.

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

Incentive Fee

The incentive fee, which provides RGC with a share of the income that RGC generates for the Company, will consist of an investment-income component and a capital-gains component, which are largely independent of each other, with the result that one component may be payable even if the other is not.

Under the investment-income component, the Company will pay RGC each quarter an incentive fee with respect to the Company’s pre-incentive fee net investment income. The investment-income component will be calculated and payable quarterly in arrears based on the pre-incentive fee net investment income for the immediately preceding fiscal quarter. Payments based on pre-incentive fee net investment income will be based on the pre-incentive fee net investment income earned for the quarter. For this purpose, “pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial and consulting fees or other fees that the Company receives from portfolio companies) the Company accrues during the fiscal quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement (the “Administration Agreement”) with the Administrator, and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee); provided however, that pre-incentive fee net investment income will be reduced by multiplying the pre-incentive fee net investment income earned for the quarter by a fraction, the numerator of which is the Company’s total assets minus average daily borrowings for the immediately preceding fiscal quarter, and the denominator of which is the Company’s total assets for the immediately preceding fiscal quarter. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero coupon securities), accrued income that the Company has not yet received in cash; provided, however, that the portion of the investment-income component of the incentive fee attributable to deferred interest features will be paid, only if and to the extent received in cash, and any accrual thereof will be reversed if and to the extent such interest is reversed in connection with any write off or similar treatment of the investment giving rise to any deferred interest accrual, applied in each case in the order such interest was accrued. Such subsequent payments in respect of previously accrued income will not reduce the amounts payable for any quarter pursuant to the calculation of the investment-income component described above. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

RUNWAY GROWTH CREDIT FUND INC.

Notes to Financial Statements - (continued)

Pre-incentive fee net investment income, expressed as a rate of return on the value of the Company’s net assets (defined as total assets less liabilities) at the end of the immediately preceding fiscal quarter, will be compared to a “hurdle rate” of 2.0% per quarter (8.0% annualized). The Company will pay RGC an investment-income incentive fee with respect to the Company’s pre-incentive fee net investment income in each calendar quarter as follows: (1) no investment-income incentive fee in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the hurdle rate of 2.0%; (2) 80% of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.667% in any calendar quarter (10.668% annualized) (the portion of the Company’s pre-incentive fee net investment income that exceeds the hurdle but is less than 2.667% is referred to as the “catch-up”; the “catch-up” is meant to provide RGC with 20.0% of the Company’s pre-incentive fee net investment income as if a hurdle did not apply if the Company’s pre-incentive fee net investment income exceeds 2.667% in any calendar quarter (10.668% annualized)); and (3) 20.0% of the amount of the Company’s pre-incentive fee net investment income, if any, that exceeds 2.667% in any calendar quarter (10.668% annualized) payable to RGC (once the hurdle is reached and the catch-up is achieved, 20.0% of all pre-incentive fee net investment income thereafter is allocated to RGC).

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

Under the capital-gains component of the incentive fee, the Company will pay RGC as of the end of each calendar year 20.0% of the Company’s aggregate cumulative realized capital gains from the date of the Company’s election to be regulated as a BDC through the end of that year, computed net of the Company’s aggregate cumulative realized capital losses and aggregate cumulative unrealized depreciation through the end of such year, less the aggregate amount of any previously paid capital-gains incentive fee; provided, however, that the Company will not pay the capital-gains component of the incentive fee to RGC for any calendar year in which the sum of the Company’s (i) pre-incentive fee net investment income and (ii) realized gains less realized losses and unrealized capital depreciation from the date of the Company’s election to be regulated as a BDC through the end of such calendar year, expressed as a rate of return on the value of the Company’s net assets (defined as total assets less liabilities) at the end of such calendar year is less than 8.0% until the first subsequent calendar quarter in which the sum of the Company’s (i) pre-incentive fee net investment income and (ii) realized gains less realized losses and unrealized capital depreciation from the date of the Company’s election to be regulated as a BDC through, and including, the end of such subsequent calendar quarter, expressed as a rate of return on the value of the Company’s net assets (defined as total assets less liabilities) at the end of such calendar quarter is equal to or exceeds 8.0%; provided, further, that in no event will any capital-gains component of the incentive fee be paid for any prior year after the three-year anniversary of the end of such year. For the foregoing purpose, the Company’s “aggregate cumulative realized capital gains” will not include any unrealized appreciation.

RUNWAY GROWTH CREDIT FUND INC.

Notes to Financial Statements - (continued)

No incentive fees were earned for the three and six months ended June 30, 2017, or the three and six months ended June 30, 2016.

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

The Company reimbursed the Administrator $150,704 during the six months ended June 30, 2017, and no reimbursement was made during the six months ended June 30, 2016. As of June 30, 2017 the Company had accrued a payable to the Administrator of $12,011. The Company reimbursed the Administrator $527,843 and accrued a payable of $648,805 due to the Administrator for the year ended December 31, 2016, which includes amounts reimbursable to the Administrator for organizational and offering costs, professional fees and other expenses. Administration fees were $31,250 and $62,500 for the three and six months ended June 30, 2017, respectively. The Company did not incur administration fees for the three and six months ended June 30, 2016.

License Agreement

The Company intends to enter into a license agreement with RGC pursuant to which RGC will agree to grant the Company a non-exclusive, royalty-free license to use the name “Runway Growth Credit Fund”. Under this agreement, the Company will have the right to use the “Runway Growth Credit Fund” name for so long as RGC or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company will have no legal right to the “Runway Growth Credit Fund” name.

RUNWAY GROWTH CREDIT FUND INC.

Notes to Financial Statements - (continued)

Oaktree Strategic Relationship

In December 2016, RGC entered into a strategic relationship with Oaktree Capital Management, L.P. (“Oaktree”). In connection with the strategic relationship, OCM Growth Holdings, LLC, a Delaware limited liability company (“OCM”) managed by Oaktree, made a $125 million capital commitment to the Company (the “OCM Commitment”). OCM has granted a proxy to the Company pursuant to which the shares held by OCM will be voted in the same proportion as the Company’s other stockholders vote their shares.

In connection with the OCM Commitment, the Company entered into a stockholder agreement, dated December 15, 2016 (the “Stockholder Agreement”), with OCM, pursuant to which OCM has a right to nominate a member of the Company’s Board of Directors for election. Brian Laibow was appointed to the Company’s Board of Directors as OCM’s representative. OCM also holds an interest in RGC and has the right to appoint a member of RGC’s board of managers and a member of RGC’s investment committee. Brian Laibow is OCM’s initial appointee to RGC’s board of managers and investment committee.

Note 8 – Fair Value Measurements

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820. See Note 2 for discussion of the Company’s policies.

The following tables present information about the Company’s assets measured at fair value as of June 30, 2017 and December 31, 2016, respectively:

As of June 30, 2017 (Unaudited)

	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Term Loans	$-	$-	$10,863,373	$10,863,373
Warrants	-	-	523,685	523,685
Total Portfolio Investments	-	-	11,387,058	11,387,058
U.S. Treasury Bills	24,992,100	-	-	24,992,100
Total Investments	$24,992,100	$-	$11,387,058	$36,379,158

As of December 31, 2016

	Level 1	Level 2	Level 3	Total
U.S. Treasury Bill	$2,999,849	$-	$-	$2,999,849

Total Investments	$2,999,849	$-	$-	$2,999,849

There were no transfers into or out of the levels during the period ended June 30, 2017 and December 31, 2016.

The following table presents additional information about Level 3 assets measured at fair value:

	Senior Secured Term Loans	Warrants	Total
Fair value at December 31, 2016	$-	$-	$-
Amortization of fixed income premiums or discounts	23,272	-	23,272
Purchases of investments	10,840,101	523,685	11,363,786
Sales of investments	-	-	-
Fair value at June 30, 2017	$10,863,373	$523,685	$11,387,058
Change in unrealized gain (loss) on Level 3 investments still held as of June 30, 2017	$-	$-	$-

RUNWAY GROWTH CREDIT FUND INC.

Notes to Financial Statements - (continued)

The following table provides quantitative information regarding Level 3 fair value measurements as of June 30, 2017.

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Senior Secured Term Loans	$10,863,373	Market approach	Origination yield	14.9%-19.4% (16.4%)
Warrants	523,685	Black-Scholes model	Risk-free interest rate	1.80%-2.00% (1.95%)
			Average industry volatility	20%-70% (44%)
			Estimated time to exit	5.8 years-6.2 years (6.0 years)
Total Level 3 Investments	$11,387,058

Note 9 – Derivative Financial Instruments

In the normal course of business, the Company may utilize derivative contracts in connection with its investment activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The derivative activities and exposure to derivative contracts primarily involve equity price risks. In addition to the primary underlying risk, additional counterparty risk exists due to the potential inability of counterparties to meet the terms of their contracts.

Warrants

The warrants provide exposure and potential gains upon equity appreciation of the portfolio company’s equity value. The value of a warrant has two components: time value and intrinsic value. A warrant has a limited life and expires on a certain date. As a warrant’s expiration date approaches, the time value of the warrant will decline. In addition, if the stock underlying the warrant declines in price, the intrinsic value of an “in the money” warrant will decline. Further, if the price of the stock underlying the warrant does not exceed the strike price of the warrant on the expiration date, the warrant will expire worthless. As a result, there is the potential for the entire value of an investment in a warrant to be lost.

Counterparty risk exists from the potential failure of an issuer of warrants to settle its exercised warrants. The maximum risk of loss from counterparty risk is the fair value of the contracts and the purchase price of the warrants. The Company’s Board of Directors considers the effects of counterparty risk when determining the fair value of its investments in warrants.

Note 10 – Financial Highlights

	Three Months Ended June 30, 2017 (Unaudited)	Three Months Ended June 30, 2016 (Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$7.74	$15.00
Net investment loss	(1.01)	-
Realized gain	-	-
Change in unrealized appreciation	-	-
Accretion (dilution)	7.05	-
Net asset value at end of period	$13.78	$15.00
Return from investment operations	(13.05)%	-%
Return from accretion (dilution)	91.09%	-%
Total return based on net asset value (2)	78.04%	-%
Weighted-average shares outstanding for period, basic	1,228,773	1,667
Ratio/Supplemental Data:
Net assets at end of period	$41,355,798	$25,000
Average net assets	$19,757,217	$25,000
Annualized ratio of net operating expenses to average net assets	27.86%	-%
Annualized ratio of net investment loss to average net assets	(25.25)%	-%
Annualized ratio of net operating expenses excluding management fees, to average net assets	8.14%	-%
Annualized ratio of net decrease in net assets resulting from operations to average net assets	(25.21)%	-%

RUNWAY GROWTH CREDIT FUND INC.

Notes to Financial Statements - (continued)

	Six Months Ended June 30, 2017 (Unaudited)	Six Months Ended June 30, 2016 (Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$10.38	$15.00
Net investment loss	(2.70)	-
Realized gain	-	-
Change in unrealized appreciation	-	-
Accretion (dilution)	6.10	-
Net asset value at end of period	$13.78	$15.00
Return from investment operations	(26.01)%	-%
Return from accretion (dilution)	58.77%	-%
Total return based on net asset value (2)	32.76%	-%
Weighted-average shares outstanding for period, basic	784,355	1,667
Ratio/Supplemental Data:
Net assets at end of period	$41,355,798	$25,000
Average net assets	$11,398,309	$25,000
Annualized ratio of net operating expenses to average net assets	40.21%	-%
Annualized ratio of net investment loss to average net assets	(37.87)%	-%
Annualized ratio of net operating expenses excluding management fees, to average net assets	13.74%	-%
Annualized ratio of net decrease in net assets resulting from operations to average net assets	(37.83)%	-%

	Year ended December 31, 2016	For the period from August 31, 2015 (date of inception) through December 31, 2015
Per Share Data (1):
Net asset value at beginning of period	$15.00	$-
Net investment loss	(83.81)	-
Change in unrealized depreciation	(0.01)	-
Issuance of common shares	79.20	15.00
Net asset value at end of period	$10.38	$15.00
Total return based on net asset value (2)	(30.80)%	-%
Weighted-average shares outstanding for period, basic	10,774	1,667
Ratio/Supplemental Data:
Net assets at end of period	$3,476,672	$25,000
Average net assets	$151,520	$-
Annualized ratio of net operating expenses to average net assets	595.90%	-%
Annualized ratio of net investment loss to average net assets	(595.90)%	-%
Annualized ratio of net operating expenses excluding management fees, to average net assets	484.00%	-%
Annualized ratio of net decrease in net assets resulting from operations to average net assets	(596.00)%	-%

(1)	Financial highlights are based on weighted-average shares outstanding.
(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.

RUNWAY GROWTH CREDIT FUND INC.

Notes to Financial Statements - (continued)

Note 11 – Subsequent Events

Subsequent to June 30, 2017, through August 10, 2017, the Company funded following transactions:

Date	Investment Name	Principal	Cost Allocated to Loan	Cost Allocated to Warrant
July 24, 2017	Aspen Group, Inc.	$5,000,000	$4,379,199	$583,301
July 31, 2017	eSilicon Corporation	10,000,000	9,356,436	543,564
August 3, 2017	Mojix, Inc.	2,000,000	1,926,276	58,724

From July 1, 2017 through August 10, 2017, the Company closed on additional capital commitments of $5,250,000, bringing the total committed capital to $231,501,500 as of August 10, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors, and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	such an economic downturn could disproportionately impact the companies that we intend to target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies;

•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly to the extent that we use leverage as part of our investment strategy;

•	currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the ability of our portfolio companies to achieve their objectives;

•	competition with other entities and our affiliates for investment opportunities;

•	the speculative and illiquid nature of our investments;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the loss of key personnel;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of our external investment adviser, RGC, to locate suitable investments for us and to monitor and administer our investments;

•	the ability of RGC to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a RIC under Subchapter M of the Code, and as a BDC;

•	the effect of legal, tax and regulatory changes; and

•	the other risks, uncertainties and other factors we identify under “Risk Factors” in in Part I, Item 1A in our annual report on Form 10-K for the fiscal year ended December 31, 2016 and in our other filings with the Securities and Exchange Commission (the “SEC”).

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

Overview

We are an externally managed, non-diversified closed-end investment management company that was formed on August 31, 2015 as a corporation under the laws of the State of Maryland. We have elected to be regulated as a BDC under the 1940 Act. In addition, we have elected to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. If we fail to qualify as a RIC for any taxable year, we will be subject to corporate-level U.S. federal income tax on any net taxable income for such year. As a BDC and a RIC, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source-of-income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”). We could remain an emerging growth company until the last day of our fiscal year following the fifth anniversary of an initial public offering, if any, or until the earliest of (i) the last day of the first fiscal year in which we have total annual gross revenue of $1,070,000,000 or more, (ii) December 31 of the fiscal year in which we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months), or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. For so long as we remain an emerging growth company under the JOBS Act, we will be subject to reduced public company reporting requirements.

We are externally managed by RGC, an investment adviser that has registered under the Investment Advisers Act of 1940, as amended. The Administrator, a wholly-owned subsidiary of RGC, provides all the administrative services necessary for us to operate.

We commenced investment activities in portfolio securities during the quarter ended June 30, 2017, and we commenced investment activities in U.S. Treasury Bills during the quarter ended December 31, 2016. In October 2015, in connection with our formation, we issued and sold 1,667 shares of our common stock to David Spreng, our President, Chief Executive Officer and Chairman of our Board of Directors, for an aggregate purchase price of $25,000. In December 2016, we completed the Initial Closing, in connection with which we called capital and issued 333,333 shares of our common stock to investors for an aggregate purchase price of $5,000,000. As of June 30, 2017, in connection with the Private Offering, we had closed on capital commitments of $226,251,500 and issued 3,000,000 shares of our common stock to investors for a total purchase price of $45,000,000.

Portfolio Composition and Investment Activity

Portfolio Composition

At June 30, 2017, we had investments in three portfolio companies and held three U.S. Treasury Bills. The following table shows the fair value of our investments, by asset class as of June 30, 2017.

Investments	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
Senior Secured Term Loans	$10,863,373	$10,863,373	29.90%
Warrant	523,685	523,685	1.40
Total Portfolio Investments	11,387,058	11,387,058	31.30

U.S. Treasury Bills	24,990,264	24,992,100	68.70
Total Investments	$36,377,322	$36,379,158	100.00%

Investment Activity

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments as well as sales of existing investments. The primary investment activities for the six months ended June 30, 2017 were as follows:

•	On May 16, 2017, we funded a $6,000,000 senior secured term loan to Mojix, Inc. for a purchase price of $5,655,708.

•	On May 16, 2017, we purchased a warrant to purchase 9,395,847 shares of Series E Preferred Stock in Mojix, Inc. for $244,292.

•	On June 21, 2017, we funded a $2,000,000 senior secured term loan to Placecast, Inc. for a purchase price of $1,947,068.

•	On June 21, 2017, we purchased a warrant to purchase 127,643 shares of Series C Preferred Stock in Placecast, Inc. for $32,932.

•	On June 30, 2017, we funded a $3,500,000 senior secured term loan to SendtoNews Video, Inc. for a purchase price of $3,203,539.

•	On June 30, 2017, we purchased a warrant to purchase 574,502 shares of Common Stock in SendtoNews Video, Inc. for $246,461.

•	On May 2, 2017, May 23, 2017, and June 16, 2017, we purchased three U.S. Treasury Bills for an aggregate purchase price of $24,990,264.

Portfolio Reconciliation

The following is a reconciliation of our investment portfolio, including US. Treasury Bills, for the six months ended June 30, 2017 and the year ended December 31, 2016:

	Six Months Ended June 30, 2017 (Unaudited)	Year Ended December 31, 2016
Beginning Investment Portfolio	$2,999,849	$-
Purchase of Investments	11,363,786	-
Purchase of U.S. Treasury Bills	46,485,628	2,999,849
Amortization and Accretion of Fixed Income Premiums and Discounts	27,998	-
Sales and Maturities of U.S. Treasury Bills	(24,500,000)	-
Net Change in Unrealized Appreciation on Investments	1,897	-
Ending Investment Portfolio	$36,379,158	$2,999,849

Asset Quality

In addition to various risk management and monitoring tools, RGC uses an investment rating system to characterize and monitor the quality of our debt investment portfolio. Equity securities and Treasury Bills are not graded. This debt investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

Investment Rating	Rating Definition

1	Performing above plan of record and/or strong enterprise profile, value, financial performance/coverage. Maintaining full covenant and payment compliance as agreed.
2	Performing at or reasonably close to plan of record. Acceptable business prospects, enterprise value, financial coverage. Maintaining full covenant and payment compliance as agreed. All new loans are initially graded Category 2.
3	Performing below plan of record. Potential elements of concern over performance, trends and business outlook. Enterprise and financial coverage remain adequate. Some potential covenant non-compliance. Full payment compliance.
4	Performing materially below plan of record. Non-compliant with material financial covenants. Payment default/deferral could result without corrective action. Requires close monitoring. Business prospects, enterprise value and collateral coverage declining. These investments may be in workout, and there is a possibility of loss of return but no loss of principal is expected
5	Going concern nature in question. Substantial decline in enterprise value and all coverages. Covenant and payment default imminent if not currently present. Investments are nearly always in workout. May experience partial and/or full loss.

The following table shows the investment rankings of our debt investments at fair value as of June 30, 2017 and December 31, 2016:

	As of June 30, 2017			As of December 31, 2016
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	-	-	-	-	-	-
2	10,863,373	29.9%	3	-	-	-
3	-	-	-	-	-	-
4	-	-	-	-	-	-
5	-	-	-	-	-	-
	$10,863,373	29.9%	3	$-	-	-

Loans and Debt Securities on Non-Accrual Status

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of June 30, 2017 and December 31, 2016, we did not have any loans on non-accrual status.

Results of Operations

An important measure of our financial performance is net increase/(decrease) in net assets resulting from operations, which includes net investment income/(loss), net realized gain/(loss) and net unrealized appreciation/(depreciation). Net investment income/(loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses, including interest on borrowed funds. Net realized gain/(loss) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net unrealized appreciation/(depreciation) on investments is the net change in the fair value of our investment portfolio.

For the three and six months ended June 30, 2017, we had $1,238,576 and $2,120,874, respectively, in net decrease in net assets resulting from operations, due primarily to expenses associated with the commencement of investment activities and operations, including payment of a management fee under the Advisory Agreement and the incurrence of professional fees, which include legal, valuation, audit and consulting fees. For the three and six months ended June 30, 2016, we had no change in net assets resulting from operations because we had not commenced investment operations.

Revenue

Our investment objective is to maximize our total return to our stockholders primarily through current income on our loan portfolio, and secondarily through capital appreciation on our warrants and other equity positions. We intend to achieve our investment objective by investing in high growth-potential, private companies. We typically invest in senior secured and second lien secured loans that generally fall into two strategies: Sponsored Growth Lending and Non-Sponsored Growth Lending. Through our Sponsored Growth Lending and Non-Sponsored Growth Lending strategies, we invest in senior secured loans and second lien loans. Our Sponsored Growth Lending also typically includes the receipt of warrants and/or other equity from venture-backed companies. We expect our investments in loans will generally range from between $3 million to $15 million, and the upper end of this range may increase as we raise additional capital.

We generate revenue in the form of interest on the debt securities that we hold and distributions and capital gains on other interests that we acquire in our portfolio companies. We expect that the debt we invest in will generally have stated terms of 36 to 60 months. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

Operating Expenses

Our primary operating expenses include the payment of fees to RGC under the Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. We will bear all other out-of-pocket costs and expenses of our operations and transactions, including those relating to:

•	organization and offering (in an amount up to $1,000,000; the amount of initial organizational and offering expenses in excess of $1,000,000 are paid by RGC);

•	our pro-rata portion of fees and expenses related to any future spin-off transaction;

•	calculating our net asset value (including the cost and expenses of any independent valuation firm);

•	fees and expenses payable to third parties, including agents, consultants or other advisers, in connection with monitoring financial and legal affairs for us and in providing administrative services, monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;

•	interest payable on debt, if any, incurred to finance our investments;

•	sales and purchases of our common stock and other securities;

•	investment advisory and management fees;

•	administration fees, if any, payable under the Administration Agreement;

•	transfer agent and custodial fees;

•	federal and state registration fees;

•	all costs of registration and listing our securities on any securities exchange;

•	U.S. federal, state and local taxes;

•	Independent directors’ fees and expenses;

•	costs of preparing and filing reports or other documents required by the SEC, the Financial Industry Regulatory Authority or other regulators;

•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

•	our allocable portion of any fidelity bond, directors’ and officers’ errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

•	all other expenses incurred by us, our Administrator or RGC in connection with administering our business, including payments under the Administration Agreement based on our allocable portion of our Administrator’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs.

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from the net proceeds of the offering of our securities and cash flows from our operations. We expect that we may also generate cash from any financing arrangements we may enter into in the future and any future offerings of our equity or debt securities. We may fund a portion of our investments through borrowings from banks and issuances of senior securities. Our primary use of funds is to make investments in eligible portfolio companies, pay our operating expenses and make distributions to holders of our common stock.

During the six months ended June 30, 2017, cash increased to $4,984,163 at the end of the period, from $1,039,931 as of December 31, 2016. This increase was primarily the result of the maturity of the U.S. Treasury Bills for $24,500,000 and the issuance of common stock for $40,000,000, and was partially offset by the purchase of investments in portfolio companies and U.S. Treasury Bills.

Equity Activity

We have the authority to issue 100,000,000 shares of common stock at a $0.01 per share par value.

On October 8, 2015, we issued 1,667 shares of our common stock to David Spreng, our President, Chief Executive Officer and Chairman of our Board of Directors, for an aggregate purchase price of $25,000. On December 22, 2016, we issued 333,333 shares of common stock to investors for an aggregate purchase price of $5,000,000. On April 19, 2017, we issued 1,000,000 shares of common stock to investors for an aggregate purchase price of $15,000,000. On June 26, 2017, we issued 1,666,667 shares of common stock to investors for an aggregate purchase price of $25,000,000.

During the six months ended June 30, 2016, we closed on capital commitments in the amount of $16,750,000 for total commitments of $226,251,500. We had no other equity transactions as of June 30, 2017.

Contractual Obligations

As of June 30, 2017, we did not have any contractual obligations that would trigger the tabular disclosure of the contractual obligations under Item 303(a)(5) of Regulation S-K.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Distributions

To the extent that we have funds available, we intend to make quarterly distributions to our stockholders. Our stockholder distributions, if any, will be determined by our Board of Directors. Any distribution to our stockholders will be declared out of assets legally available for distribution. We anticipate that distributions will be paid from income primarily generated by interest and dividend income earned on investments made subsequent to the Initial Closing. During the six months ended June 30, 2017 and the year ended December 31, 2016, we did not declare or pay any dividends or distributions.

Critical Accounting Policies

Basis of Presentation

The preparation of the financial statements and related disclosures in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reports. Actual results could materially differ from those estimates. We believe that our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, include the valuation of investments and our election to be treated, and intent to qualify annually thereafter, as a RIC. See “Note 2 — Summary of Significant Accounting Policies” to our financial statements for the quarter ended June 30, 2017, which describes our critical accounting policies and recently adopted accounting pronouncements not yet required to be adopted by us.

Valuation of Investments

We measure the value of our investments at fair value in accordance with ASC Topic 820, issued by the FASB. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Audit Committee is responsible for assisting our Board of Directors in valuing investments that are not publicly traded or for which current market values are not readily available. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to portfolio investments for which market quotations are not readily available, our Board of Directors, with the assistance of the Audit Committee, RGC and its senior investment team and independent valuation agents, is responsible for determining in good faith the fair value in accordance with the valuation policy approved by our Board of Directors. If more than one valuation method is used to measure fair value, the results are evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results. We consider a range of fair values based upon the valuation techniques utilized and select the value within that range that was most representative of fair value based on current market conditions as well as other factors RGC’s senior investment team considers relevant.

Our Board of Directors makes this fair value determination on a quarterly basis and any other time when a decision regarding the fair value of the portfolio investments is required. A determination of fair value involves subjective judgments and estimates and depends on the facts and circumstances. Due to the inherent uncertainty of determining the fair value of portfolio investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

With respect to investments for which market quotations are not readily available, our Board of Directors undertakes a multi-step valuation process each quarter, as described below:

•	Our quarterly valuation process begins with each portfolio company or investment being initially valued by RGC’s investment professionals that are responsible for the portfolio investment;

•	Preliminary valuation conclusions are then documented and discussed with RGC’s senior investment team;

•	The Audit Committee then reviews these preliminary valuations;

•	At least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm. Certain investments, however, may not be evaluated by an independent valuation firm unless the net asset value and other aspects of such investments in the aggregate exceed certain thresholds; and

•	Our Board of Directors then discusses valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of RGC, the independent valuation firm and the Audit Committee.

Our investments are primarily loans made to small, fast-growing companies focused in technology, life sciences, business services, industrial companies and other high-growth industries. These investments are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indices for these types of debt instruments and, thus, RGC’s senior investment team must estimate the fair value of these investment securities based on models utilizing unobservable inputs.

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

This valuation process includes, among other things, evaluating the underlying investment performance, the portfolio company’s current financial condition and ability to raise additional capital, as well as macro-economic events that may impact valuations. These events include, but are not limited to, current market yields and interest rate spreads of similar securities as of the measurement date. Significant increases or decreases in these unobservable inputs could result in a significantly higher or lower fair value measurement.

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

Warrants. Fair value of warrants is primarily estimated using a Black Scholes option-pricing model. Privately held warrants and equity-related securities are valued based on an analysis of various factors including, but not limited to, the following:

•	Underlying enterprise value of the issuer is estimated based on information available, including any information regarding the most recent rounds of issuer funding. Valuation techniques to determine enterprise value include market multiple approaches, income approaches or approaches that utilize recent rounds of financing and the portfolio company’s capital structure to determine enterprise value. Valuation techniques are also utilized to allocate the enterprise fair value of a portfolio company to the specific class of common or preferred stock exercisable in the warrant. Such techniques take into account the rights and preferences of the portfolio company’s securities, expected exit scenarios, and volatility associated with such outcomes to allocate the fair value to the specific class of stock held in the portfolio. Such techniques include Option Pricing Models, or “OPM,” including back-solve techniques, Probability Weighted Expected Return Models, or “PWERM,” and other techniques as determined to be appropriate.

•	Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on comparable publicly traded companies within indices similar in nature to the underlying company issuing the warrant. Significant increases (decreases) in this unobservable input could result in a significantly lower (higher) fair value.

•	The risk-free interest rates are derived from the U.S. Treasury yield curve. The risk-free interest rates are calculated based on a weighted average of the risk-free interest rates that correspond closest to the expected remaining life of the warrant. Significant increases (decreases) in this unobservable input could result in a significantly higher (lower) fair value.

•	Other adjustments, including a marketability discount on private company warrants, are estimated based on our judgment about the general industry environment. Significant increases (decreases) in this unobservable input could result in a significantly lower (higher) fair value.

•	Historical portfolio experience on cancellations and exercises of warrants are utilized as the basis for determining the estimated life of the warrants in each financial reporting period. Warrants may be exercised in the event of acquisitions, mergers or initial public offerings, and cancelled due to events such as bankruptcies, restructuring activities or additional financings. These events cause the expected remaining life assumption to be shorter than the contractual term of the warrants. Significant increases or decreases in this unobservable input could result in a significantly higher or lower fair value.

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

These valuation methodologies involve a significant degree of judgment. There is no single standard for determining the estimated fair value of investments that do not have an active public market. Valuations of privately held investments are inherently uncertain, as they are based on estimates, and their values may fluctuate over time. The determination of fair value may differ materially from the values that would have been used if an active market for these investments existed. In some cases, the fair value of such investments is best expressed as a range of values derived utilizing different methodologies from which a single estimate may then be determined.

Equity Investments. The fair value of an equity investment in a privately held company is initially the face value of the amount invested. We adjust the fair value of equity investments in private companies upon the completion of a new third-party round of equity financing subsequent to our investment. We may make adjustments to fair value, absent a new equity financing event, based upon positive or negative changes in a portfolio company’s financial or operational performance. We may also reference comparable transactions and/or secondary market transactions to estimate fair value. The fair value of an equity investment in a publicly traded company is based upon the closing public share price on the date of measurement. These assets are recorded at fair value on a recurring basis. These valuation methodologies involve a significant degree of judgment. There is no single standard for determining the estimated fair value of investments that do not have an active public market. Valuations of privately held investments are inherently uncertain, as they are based on estimates, and their values may fluctuate over time. The determination of fair value may differ materially from the values that would have been used if an active market for these investments existed. In some cases, the fair value of such investments is best expressed as a range of values derived utilizing different methodologies from which a single estimate may then be determined.

Fair Value

The Company’s assets measured at fair value on a recurring basis subject to the requirements of ASC Topic 820 at June 30, 2017 and December 31, 2016 were as follows:

As of June 30, 2017 (Unaudited)

	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Term Loans	$-	$-	$10,863,373	$10,863,373
Warrants	-	-	523,685	523,685
Total Portfolio Investments	-	-	11,387,058	11,387,058
U.S. Treasury Bills	24,992,100	-	-	24,992,100
Total Investments	$24,992,100	$-	$11,387,058	$36,379,158

As of December 31, 2016

	Level 1	Level 2	Level 3	Total
U.S. Treasury Bill	$2,999,849	$-	$-	$2,999,849

Total Investments	$2,999,849	$-	$-	$2,999,849

The Company recognized transfers into and out of the levels indicated above at the end of the reporting period. There were no transfers into or out of the levels during the periods ended June 30, 2017 and December 31, 2016.

Investment Transactions and Related Investment Income

Investment transactions, if any, are recorded on a trade-date basis. We measure realized gains or losses from the repayment or sale of investments using the specific identification method. The amortized cost basis of investments represents the original cost adjusted for the accretion/amortization of discounts and premiums and upfront loan origination fees. We report changes in fair value of investments that are measured at fair value as a component of net change in unrealized appreciation (depreciation) on investments in the statement of operations.

Dividends are recorded on the ex-dividend date. Interest income, if any, adjusted for amortization of market premium and accretion of market discount, is recorded on an accrual basis to the extent that we expect to collect such amounts. Original issue discount, principally representing the estimated fair value of detachable equity or warrants obtained in conjunction with our debt investments, and market discount or premium are capitalized and accreted or amortized into interest income over the life of the respective security using the effective interest method. Loan origination fees received in connection with the closing of investments are reported as unearned income, which is included as amortized cost of the investment; the unearned income from such fees is accreted over the contractual life of the loan based on the effective interest method. Upon prepayment of a loan or debt security, any prepayment penalties, unamortized loan origination fees, and unamortized market discounts are recorded as interest income.

Management and Incentive Fees

We accrue for base management fees and incentive fees. The accrual for incentive fees includes the recognition of incentive fees on unrealized capital gains, even though such incentive fees are neither earned nor payable to RGC until the gains are both realized and in excess of unrealized depreciation on investments.

Income Taxes

We have elected to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. Generally, a RIC is not subject to U.S. federal income taxes on distributed income and gains if it distributes at least 90% of its net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any, to its stockholders. So long as we qualify, and maintain our status, as a RIC, we generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. Rather, any tax liability related to income earned by us represents obligations of our investors and will not be reflected in the financial statements of the Company. We intend to distribute sufficient dividends to maintain our RIC status each year and we do not anticipate paying any material U.S. federal income taxes in the future.

Recent Developments

Subsequent to June 30, 2017, through August 10, 2017, we funded following transactions:

Date	Investment Name	Principal	Cost Allocated to Loan	Cost Allocated to Warrant
July 24, 2017	Aspen Group, Inc.	$5,000,000	$4,379,199	$583,301
July 31, 2017	eSilicon Corporation	10,000,000	9,356,436	543,564
August 3, 2017	Mojix, Inc.	2,000,000	1,926,276	58,724

From July 1, 2017 through August 10, 2017, we closed on additional capital commitments of $5,250,000, bringing the total committed capital to $231,501,500 as of August 10, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We commenced investment activities in portfolio securities during the quarter ended June 30, 2017 and commenced investment activities in U.S. Treasury Bills during the quarter ended December 31, 2016.

We are subject to financial market risk, including changes in the valuations of our investment portfolio. Market risk includes risks that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The prices of securities held by us may decline in response to certain events, including those directly involving the companies we invest in; conditions affecting the general economy; overall market changes; legislative reform; local, regional, national or global political, social or economic instability; and interest rate fluctuations.

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

Interest Rate Risk

Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates.

We typically expect that interest rates on the investments held in our portfolio will be based on LIBOR, with many of these investments also having a LIBOR floor. As of June 30, 2017, 100%, or $10,863,373 (at cost), of our debt portfolio investments bore interest at variable rates, which are LIBOR-based and subject to certain floors, and none of our debt portfolio investments bore interest at fixed rates. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase our investment income by a maximum of approximately $230,000 and decrease our investment income by a maximum of approximately $67,000, on an annual basis.

We may in the future finance a portion of our investments with borrowings. In the event that we borrow funds to make investments in the future, our net investment income would be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest the funds borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 29, 2017, which could materially affect our business, financial condition or operating results. There have been no material changes during the six months ended June 30, 2017 to the risk factors discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2016. The risks described in our annual report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported by us on our current reports on Form 8-K, we did not sell any securities during the period covered by this Form 10-Q that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement (1)

3.2	Articles of Amendment (2)

3.3	Amended and Restated Bylaws (2)

4.1	Form of Subscription Agreement*

11.1	Statement re Computation of Per Share Earnings (Included in the notes to the financial statements contained in this report)*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2016.

(2)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUNWAY GROWTH CREDIT FUND INC.
Date: August 10, 2017
	By:	/s/ R. David Spreng
R. David Spreng
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2017	By:	/s/ Thomas B. Raterman
Thomas B. Raterman
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

