Form 10-Q
period 2017-09-30
Runway Growth Credit Fund Inc.
filed 2017-11-09
CIK 1653384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2017

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

The issuer had 5,668,334 shares of common stock, $0.01 par value per share, outstanding as of November 9, 2017.

RUNWAY GROWTH CREDIT FUND INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RUNWAY GROWTH CREDIT FUND INC.

Statements of Assets and Liabilities

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Investments at fair value:
Non-control/non-affiliate investments at fair value (cost of $38,421,421 and $0, respectively)	$38,421,421	$-
Investment in U.S. Treasury Bills at fair value (cost of $37,996,520 and $2,999,910, respectively)	37,997,720	2,999,849
Total investments at fair value (cost of $76,417,941 and $2,999,910, respectively)	76,419,141	2,999,849
Cash	4,743,515	1,039,931
Capital contributions receivable	-	60,783
Accrued interest receivable	202,325	-
Other accounts receivable	25,000	-
Prepaid expenses	22,497	85,097
Total assets	81,412,478	4,185,660

Liabilities
Due to affiliate	22,540	648,805
Accrued expenses and other liabilities	199,872	60,183
Total liabilities	222,412	708,988

Commitments and contingencies (Note 3)

Net assets
Common stock, $0.01 par value; 100,000,000 shares authorized; 5,668,334 and 335,000 shares issued and outstanding, respectively	56,683	3,350
Additional paid-in capital	83,751,115	3,804,448
Accumulated undistributed net investment loss	(2,618,932)	(331,065)
Accumulated net realized gain	-	-
Accumulated net unrealized gain (loss)	1,200	(61)
Total net assets	$81,190,066	$3,476,672

Net asset value per share	$14.32	$10.38

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment income
Interest income from non-control/non-affiliate investments	$1,085,270	$-	$1,198,636	$-
Interest income from U.S. Treasury Bills	9,736	-	14,521	-
Dividend income from non-control/non-affiliate investments	104	-	117	-
Other income from non-control/non-affiliate investments	48,177	-	50,000	-
Other income from non-investment sources	6,820	-	18,215	-
Total investment income	1,150,107	-	1,281,489	-

Operating expenses
Management fees	989,866	-	2,473,709	-
Administration fee	31,250	-	93,750	-
Professional fees	161,022	-	431,937	-
General and administrative expenses	10,007	-	103,083	-
Directors’ fees	49,500	-	152,000	-
Consulting fees	12,993	-	37,650	-
Insurance expense	22,200	-	66,600	-
State franchise tax expense	-	-	2,862	-
Other expenses	38,365	-	207,765	-
Total operating expenses	1,315,203	-	3,569,356	-
Net investment loss	(165,096)	-	(2,287,867)	-

Net change in unrealized appreciation (depreciation) on investments
Net change in unrealized appreciation (depreciation) on U.S. Treasury Bills	(636)	-	1,261	-
Net change in unrealized appreciation (depreciation) on investments	(636)	-	1,261	-

Net decrease in net assets resulting from operations	$(165,732)	$-	$(2,286,606)	$-

Net decrease in net assets resulting from operations per common share	$(0.05)	$-	$(1.33)	$-
Net investment loss per common share	$(0.05)	$-	$(1.33)	$-
Weighted-average shares outstanding	3,552,392	1,667	1,717,174	1,667

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Statements of Changes in Net Assets

(Unaudited)

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016

Net decrease in net assets from operations
Net investment loss	$(2,287,867)	$-
Net change in unrealized appreciation on investments	1,261	-
Net decrease in net assets resulting from operations	(2,286,606)	-

Capital share transactions
Issued common stock	80,000,000	-

Total increase in net assets	77,713,394	-

Net assets at beginning of period	3,476,672	25,000

Net assets at end of period	$81,190,066	$25,000

Capital Share Activity
Shares issued	5,333,334	-
Shares outstanding at beginning of period	335,000	1,667
Shares outstanding at end of period	5,668,334	1,667

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016

Cash flows from operating activities
Net decrease in net assets resulting from operations	$(2,286,606)	$-
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(38,111,287)	-
Purchase of U.S. Treasury Bills	(84,482,148)	-
Sale or maturity of U.S. Treasury Bills	49,500,000	-
Net change in unrealized appreciation on investments	(1,261)	-
Amortization of fixed income premiums or discounts	(324,596)	-
Changes in operating assets and liabilities:
Accrued interest receivable	(202,325)	-
Other accounts receivable	(25,000)
Prepaid expenses	62,600	-
Due to affiliate	(626,265)	-
Accrued expenses and other liabilities	139,689	-
Net cash used in operating activities	(76,357,199)	-

Cash flows from financing activities
Net cash received from common stock issued, net of capital contributions receivable	80,060,783	-
Net cash provided by financing activities	80,060,783	-

Net increase in cash	3,703,584	-
Cash at beginning of period	1,039,931	25,000
Cash at end of period	$4,743,515	$25,000

Supplemental Disclosure of Cash Flow Information
Taxes paid	$2,862	$-

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited)

September 30, 2017

Portfolio Companies / Headquarters	Industry / (Sub-Industry)	Investment Description (1)(5)	Acquisition Date	Principal/ Quantity	Cost	Fair Value (2)	% of Net Assets

Non-control/non-affiliate investments
AllClear ID, Inc.
Austin, TX	Professional Services (Human Resource & Employment Services)	Senior Secured Term Loan LIBOR+10.75%, 12.25% floor, 5% ETP, due 9/1/2020	9/1/2017	$10,000,000	$8,899,963	$8,899,963	10.96%
		Warrant for Common Stock exercise price $0.01/share, expires 8/31/2027	9/1/2017	523,893	1,053,025	1,053,025	1.30
Total					9,952,988	9,952,988	12.26

Aspen Group Inc.
Denver, CO	Diversified Consumer Services (Education Services)	Senior Secured Term Loan LIBOR+10%, 11% floor, 3.25% ETP, due 7/31/2021 (4)	7/25/2017	$5,000,000	4,415,722	4,415,722	5.44
		Warrant for Common Stock exercise price $6.87/share, expires 7/31/2022	7/25/2017	224,174	583,301	583,301	0.72
Total					4,999,023	4,999,023	6.16

eSilicon Corporation
San Jose, CA	Information Technology (Semiconductors)	Senior Secured Term Loan LIBOR+10.5%, 11.5% floor, 5% ETP, due 7/31/2020	7/31/2017	$10,000,000	9,434,298	9,434,298	11.62
		Warrant for Series H Preferred Stock exercise price $1.01/share, expires 7/31/2027	7/31/2017	1,485,149	543,564	543,564	0.67
Total					9,977,862	9,977,862	12.29

Mojix, Inc.
Los Angeles, CA	Software & Services (Application Software)	Senior Secured Term Loan-Tranche I LIBOR+10%, 11% floor, 5% ETP, due 5/15/2021 (4)	5/16/2017	$6,000,000	5,756,070	5,756,070	7.09
		Senior Secured Term Loan-Tranche II LIBOR+10%, 11% floor, 5% ETP, due 5/15/2021 (4)	8/3/2017	$2,000,000	1,934,921	1,934,921	2.38
		Warrants for Series E Preferred Stock, exercise price $0.1064/share, expires 5/16/2027	5/16/2017	11,744,808	303,016	303,016	0.37
Total					7,994,007	7,994,007	9.84

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited) – (continued)

September 30, 2017

Portfolio Companies / Headquarters	Industry / (Sub-Industry)	Investment Description (1)(5)	Acquisition Date	Principal/ Quantity	Cost	Fair Value (2)	% of Net Assets

Placecast, Inc.
San Francisco, CA	Software & Services (Internet Software & Services)	Senior Secured Term Loan LIBOR+10.75%, 11.75% floor, 5% ETP, due 6/15/2020	6/21/2017	$2,000,000	$1,964,588	$1,964,588	2.42%
		Warrant for Series C Preferred Stock, exercise price $1.5669/share, expires 6/21/2027	6/21/2017	127,643	32,932	32,932	0.04
Total					1,997,520	1,997,520	2.46

SendtoNews Video, Inc.
Victoria, BC, Canada	Media (Publishing)	Senior Secured Term Loan LIBOR+11%, 11% floor, 4% ETP, due 6/30/2020 (3)	6/30/2017	$3,500,000	3,253,560	3,253,560	4.01
		Warrant for Common Stock, exercise price $0.67/share, expires 6/30/2027 (3)	6/30/2017	574,502	246,461	246,461	0.30
Total					3,500,021	3,500,021	4.31

Total non-control/non-affiliate investments					38,421,421	38,421,421	47.32

U.S. Treasury
		U.S. Treasury Bill, 0%, due 10/05/2017		$38,000,000	37,996,520	37,997,720	46.80

Total Investments					$76,417,941	$76,419,141	94.12%

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited) – (continued)

September 30, 2017

(1)	Disclosures of interest rates on notes include cash interest rates, payment-in-kind (“PIK”) interest rates and end-of-term-payment (“ETP”) interest rates, as applicable. Unless otherwise indicated, all of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to the 3-Month London Interbank Offered Rate (“LIBOR”). At September 30, 2017, the 3-Month LIBOR was 1.33%.

(2)	All investments in portfolio companies are restricted as to resale and were valued at fair value as determined in good faith by the Company’s Board of Directors.

(3)	Investment is not a qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 4.58% of total investments at fair value as of September 30, 2017. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).

(4)	Represents a PIK security. If the interest rate goes above the cap of 12.00%, PIK interest will be accrued on the excess amount and paid at maturity.

(5)	All investments are valued using unobservable inputs, unless otherwise noted.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited)

September 30, 2017

The following tables show the fair value of our portfolio of investments (excluding any U.S. Treasury Bills held) by investment type, geography and industry as of September 30, 2017:

	September 30, 2017
Investment Type	Investments at Fair Value	Percentage of Net Assets

Senior Secured Term Loans	$35,659,122	43.92%
Warrants	2,762,299	3.40
Total	$38,421,421	47.32%

	September 30, 2017
Geography	Investments at Fair Value	Percentage of Net Assets

Canada	$3,500,021	4.31%
United States	34,921,400	43.01
Total	$38,421,421	47.32%

	September 30, 2017
Industry	Investments at Fair Value	Percentage of Net Assets

Professional Services	$9,952,988	12.26%
Diversified Consumer Services	4,999,023	6.16
Information Technology	9,977,862	12.29
Media	3,500,021	4.31
Software & Services	9,991,527	12.30
Total	$38,421,421	47.32%

See notes to financial statements.

8

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments

December 31, 2016

Portfolio Investments	Principal	Cost	Fair Value	% of Net Assets

U.S. Treasury
U.S. Treasury Bill, 0%, due 01/05/2017	$3,000,000	$2,999,910	$2,999,849	86.29%

Total Investments		$2,999,910	$2,999,849	86.29%

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Notes to Financial Statements

Note 1 – Organization

Runway Growth Credit Fund Inc. (the “Company”) is a Maryland corporation that was formed on August 31, 2015. On June 13, 2017, the Company changed its name to “Runway Growth Credit Fund Inc.” from “GSV Growth Credit Fund Inc.” The Company is an externally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). While the Company intends to qualify to be treated as a RIC going forward, the Company anticipates that it may have difficulty satisfying the asset diversification requirements as it deploys initial capital and builds its investment portfolio.

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

In October 2015, in connection with the Company’s formation, the Company issued and sold 1,667 shares of common stock to David Spreng, the President and Chief Executive Officer of the Company and Chairman of the Company’s Board of Directors, for an aggregate purchase price of $25,000. The sale of shares of common stock was approved by the unanimous consent of the Company’s sole director at the time. In December 2016, the Company completed the initial closing of capital commitments (the “Initial Closing”) in its private offering of shares of common stock to investors (the “Private Offering”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), and other applicable securities laws. In connection with the Initial Closing, the Company called capital and issued 333,333 shares of common stock to investors for an aggregate purchase price of $5,000,000. As of September 30, 2017, in connection with the Private Offering, the Company had closed on capital commitments of $254,531,500 and issued 5,666,667 shares of its common stock to the Company’s investors for a total purchase price of $85,000,000.

Note 2 – Summary of Significant Accounting Policies

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

Cash

Cash represents cash deposits held at financial institutions. At September 30, 2017, cash balances totaling $4,743,515 exceeded Federal Deposit Insurance Corporation protection levels of $250,000 by $4,493,515, subjecting the Company to risks related to the uninsured balance. Cash is held at large, established, high credit-quality financial institutions, and management believes that risk of loss associated with any uninsured balance is remote.

Capital Contributions Receivable

Capital contributions receivable represents amounts received from investors subsequent to quarter end, for contributions with an effective date before the quarter end. As of September 30, 2017, the Company had no capital contributions receivable. As of December 31, 2016, the Company had $60,783 of capital contributions receivable.

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

With respect to investments for which market quotations are not readily available, the Company’s Board of Directors undertakes a multi-step valuation process each quarter, as described below:

•	The quarterly valuation process begins with each portfolio company investment being initially valued by RGC’s investment professionals that are responsible for the portfolio investment;

•	Preliminary valuation conclusions are then documented and discussed with RGC’s senior investment team;

•	The Audit Committee then reviews these preliminary valuations;

•	At least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm. Certain investments, however, may not be evaluated by an independent valuation firm unless the net asset value and other aspects of such investments in the aggregate exceed certain thresholds; and

•	The Company’s Board of Directors then discusses valuations and determines the fair value of each investment in the Company’s portfolio, in good faith, based on the input of RGC, the independent valuation firm and the Audit Committee.

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

Investment Classification

The Company is a non-diversified company within the meaning of the 1940 Act. The Company classifies its investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual possesses or has the right to acquire within 60 days or less, a beneficial ownership of more than 25.0% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through the possession outright, or via the right to acquire within 60 days or less, beneficial ownership of 5.0% or more of the outstanding voting securities of a company.

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

Income Taxes

The Company has elected to be treated as a RIC under subchapter M of the Code for its taxable year ended December 31, 2016 and intends to qualify annually for the tax treatment applicable to RICs. In order to maintain its tax treatment as a RIC, among other things, the Company is required to meet certain source-of-income and asset diversification requirements. Additionally, the Company must timely distribute to its stockholders at least 90.0% of the sum of investment company taxable income (“ICTI”) including payment-in-kind (“PIK”) interest, as defined by the Code, and net tax exempt interest income (which is the excess of our gross tax exempt interest income over certain disallowed deductions) for each taxable year in order to be eligible for tax treatment under subchapter M of the Code. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year dividend distributions into the next tax year. Any distribution of such carryover ICTI must be declared no later than September 15th of the following taxable year and distributed by the earlier of the first regular distribution of the same type of income following the declaration or December 31st of such following year.

If we do not distribute (or are not deemed to have distributed) each calendar year sum of (1) 98.0% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years (the “Minimum Distribution Amount”), we will generally be required to pay a U.S. federal excise tax equal to 4.0% of the amount by the which Minimum Distribution Amount exceeds the distributions for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective U.S. federal excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income.

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

Per Share Information

Basic and diluted earnings/(loss) per common share is calculated using the weighted-average number of common shares outstanding for the period presented. For the three and nine months ended September 30, 2017, basic and diluted earnings/(loss) per share were the same because there were no potentially dilutive securities outstanding. There were no earnings for the three and nine months ended September 30, 2016. Per share data is based on the weighted-average shares outstanding.

Distributions

The Company generally intends to distribute, out of assets legally available for distribution, substantially all of its available earnings, on a quarterly basis, subject to the discretion of the Board of Directors. For the nine months ended September 30, 2017 and the year ended December 31, 2016, the Company did not declare or pay any dividends or distributions.

Organization and Offering Costs

Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services and other fees pertaining to our organization, all of which are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s private placement memorandum and other offering documents, including travel-related expenses. Pursuant to the investment advisory agreement between the Company and RGC, as subsequently amended and restated (the “Amended Advisory Agreement”), the Company and RGC agreed that initial organization and offering costs would be borne by the Company up to a maximum amount of $1,000,000, provided that the amount of such costs in excess of $1,000,000 would be paid by RGC. As of December 31, 2016, the Company had already incurred the maximum amount of $1,000,000 in organization and offering costs. As a result, for the three and nine months ended September 30, 2017, the Company did not incur any organization or offering expenses.

Recent Accounting Pronouncements

In January 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 affects accounting for equity investments and financial liabilities where the fair value option has been elected. ASU 2016-01 requires an entity to measure equity investments at fair value through net income. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017. The Company is evaluating the impact this accounting pronouncement would have on its financial statements.

In May 2014, the FASB issued a converged standard to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The core principle of the new guidance is that an entity will recognize revenue to depict the transfer of goods or services to customers in an amount that the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) –Deferral of the Effective Date, formally amending the effective date of the new revenue recognition guidance. The amended guidance defers the effective date of the new guidance to interim reporting periods within annual reporting periods beginning after December 15, 2017. Public business entities are permitted to apply the new guidance early, but not before the original effective date (i.e., interim periods within annual periods beginning after December 15, 2016). The Company does not expect the application of this accounting pronouncement to have a material impact on its financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606) –Principal versus Agent Considerations (Reporting Revenue Gross Versus Net) (“ASU 2016-08”). The amended guidance affects entities that enter into contracts with customers to transfer goods or services in exchange for consideration. Under ASU 2016-08, when another party is involved in providing goods or services to a customer, an entity must determine whether the nature of its promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided by the other party (that is, the entity is an agent). An entity is a principal if it controls the specified good or service before that good or service is transferred to a customer. The amended guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customer. ASU 2016-08 affects the guidance in the new revenue standard issued in May 2014 and has the same effective date which is described above. The Company does not expect the application of this accounting pronouncement to have a material impact on its financial statements.

Note 3 – Commitments and Contingencies

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. At September 30, 2017, the Company had $15,500,000 in unfunded loan commitments to provide debt financing to its portfolio companies. At December 31, 2016, the Company had no unfunded loan commitments. The balances of unfunded commitments to extend financing as of September 30, 2017 and December 31, 2016 were as follows:

Portfolio Company	Investment Type	September 30, 2017	December 31, 2016
AllClear ID, Inc.	Senior Secured Term Loan	$2,000,000	$—
Aspen Group Inc.	Senior Secured Term Loan	5,000,000	—
eSilicon Corporation	Senior Secured Term Loan	5,000,000	—
Mojix, Inc.	Senior Secured Term Loan-Tranche I & Tranche II	2,000,000	—
SendtoNews Video, Inc.	Senior Secured Term Loan	1,500,000	—
Total unused commitments to extend financing		$15,500,000	$—

On October 4, 2017, SendtoNews Video, Inc. elected to draw Tranche II in the amount of $1,500,000, bringing the aggregate amount of unfunded loan commitments to $14,000,000 as of November 9, 2017.

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

Note 5 – Net Increase/(Decrease) in Net Assets Resulting from Operations per Common Share

The following information sets forth the computation of basic losses per common share for the three and nine months ended September 30, 2017 and September 30, 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net decrease in net assets resulting from operations	$(165,732)	$-	$(2,286,606)	$-
Per Share Data (1):
Weighted-average shares outstanding for period (basic)	3,552,392	1,667	1,717,174	1,667
Loss per common share (basic)	$(0.05)	$-	$(1.33)	$-

(1) Per share data is based on weighted-average shares outstanding during the period.

Note 6 – Net Assets

The Company has the authority to issue 100,000,000 shares of common stock, $0.01 par value per share. The common shares issued, the price per share and the proceeds raised, since inception, are detailed in the following table:

Issuance Date	Shares Issued	Price Per Share	Gross Proceeds
October 8, 2015	1,667	$15.00	$25,000
December 22, 2016	333,333	15.00	5,000,000
April 19, 2017	1,000,000	15.00	15,000,000
June 26, 2017	1,666,667	15.00	25,000,000
September 12, 2017	2,666,667	15.00	40,000,000
Total	5,668,334		$85,025,000

At September 30, 2017 and December 31, 2016, the Company had total commitments of $254,531,500 and $209,901,500, respectively. The minimum capital commitment for an investor is $1,000,000. Management, however, may waive the minimum capital commitment at its discretion.

Capital commitments may be drawn down by the Company on a pro rata basis, as needed, upon not less than ten (10) days’ prior written notice for the purposes of funding the Company’s investments (including follow-on investments), paying the Company’s expenses, including fees under the Amended Advisory Agreement, and/or maintaining a reserve account for the payment of future expenses or liabilities.

Note 7 – Related Party Agreements and Transactions

Amended and Restated Advisory Agreement

On November 29, 2016, the Company’s Board of Directors approved an investment advisory agreement between RGC and the Company, under which RGC, subject to the overall supervision of the Board of Directors, manages the day-to-day operations of and provides investment advisory services to the Company. On August 3, 2017, the Board of Directors approved the Amended Advisory Agreement and recommended that the Company’s stockholders approve the Amended Advisory Agreement. The Amended Advisory Agreement became effective on September 12, 2017 after approval by the stockholders at a special meeting of stockholders of the Company. Under the terms of the Amended Advisory Agreement, RGC:

•	determines the composition of the Company’s portfolio, the nature and timing of the changes to the portfolio and the manner of implementing such changes;

•	identifies, evaluates and negotiates the structure of the investments the Company makes;

•	executes, closes and monitors the investments the Company makes;

•	determines the securities and other assets that the Company will purchase, retain or sell;

•	performs due diligence on prospective investments; and

•	provides the Company with other such investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its funds.

Pursuant to the Amended Advisory Agreement, the Company pays RGC a fee for its investment advisory and management services consisting of two components – a base management fee and an incentive fee. The cost of both the base management fee and incentive fee are ultimately borne by the Company’s stockholders.

Base Management Fee

The base management fee is payable on the first day of each calendar quarter, is subject to an annual cap based on RGC’s actual operating expenses and is calculated based on the Capital Commitments (as defined below) and assets purchased with borrowed funds or other forms of leverage (collectively, the “Pre-Spin-Off Gross Assets”) during the preceding calendar quarter. For purposes of the Amended Advisory Agreement, “Capital Commitments” is defined as the aggregate amount of capital committed to the Company by investors as of the end of the most recently completed calendar quarter.

Until the earlier of (1) the consummation of an initial public offering (“IPO”) of the Public Fund (defined below) in connection with a Spin-Off transaction (defined below) and (2) the earliest date at which (a) all Capital Commitments have been called for investments and/or expenses and (b) the Company holds no more than 10.0% of its total assets in cash, the base management fee will be an amount equal to 0.4375% (1.75% annualized) of the Pre-Spin-Off Gross Assets at the end of the most recently completed calendar quarter, provided, however, that the base management fee payable in a calendar year will not exceed the actual operating expenses incurred by RGC during such calendar year (the “Management Fee Cap”). No later than March 31 of each calendar year, RGC will provide the Company a reconciliation of the actual operating expenses incurred by RGC for the prior calendar year and the base management fee paid to RGC for such prior calendar year. To the extent the base management fee paid to RGC for such prior calendar year exceeds the Management Fee Cap (the “Excess Fee”) for such prior calendar year, the base management fee payable to RGC for the second calendar quarter and each subsequent quarter immediately following such calendar year will be reduced by the Excess Fee until such time as the Excess Fee for the prior calendar year has been reduced to zero. For the avoidance of doubt, actual operating expenses of RGC for a particular year will not include any reduction in base management fees as a result of Excess Fees paid by the Company.

For purposes of the Amended Advisory Agreement, a “Spin-Off transaction” includes a transaction whereby the Company offers its stockholders the option to elect to either (i) retain their ownership of shares of the Company’s common stock; (ii) exchange their shares of the Company’s common stock for shares of common stock in a newly formed entity (the “Public Fund”) that will elect to be regulated as a BDC under the 1940 Act and treated as a RIC under Subchapter M of the Code, and will use its commercially reasonable best efforts to complete an IPO of shares of its common stock not later than three years after the Company’s final closing of the Private Offering, which closing will occur no later than December 31, 2017; or (iii) exchange their shares of the Company’s common stock for interests of one or more newly formed entities (each, a “Liquidating Fund”) that will each be organized as a limited liability company, and which will, among other things, seek to complete an orderly wind down and/or liquidation of any such Liquidating Fund.

Following the earlier of (1) the consummation of an IPO of the Public Fund in connection with a Spin-Off transaction and (2) the earliest date at which (a) all Capital Commitments have been called for investments and/or expenses and (b) the Company holds no more than 10.0% of its total assets in cash, the base management fee will be an amount equal to 0.4375% (1.75% annualized) of the Company’s average daily Gross Assets (defined below) during the most recently completed calendar quarter for so long as the aggregate amount of Gross Assets of the Company as of the end of the most recently completed calendar quarter is less than $500,000,000. For purposes of the Amended Advisory Agreement, “Gross Assets” is defined as the Company’s gross assets, including assets purchased with borrowed funds or other forms of leverage, as of the end of the most recently completed fiscal quarter. If the aggregate amount of the Company’s Gross Assets as of the end of the most recently completed calendar quarter is equal to or greater than $500,000,000, but less than $1,000,000,000, the base management fee will be an amount equal to 0.40% (1.60% annualized) of the Company’s average daily Gross Assets during the most recently completed calendar quarter. If the aggregate amount of the Company’s Gross Assets as of the end of the most recently completed calendar quarter is equal to or greater than $1,000,000,000, the base management fee will be an amount equal to 0.375% (1.50% annualized) of the Company’s average daily Gross Assets during the most recently completed calendar quarter.

RGC earned base management fees of $989,866 and $2,473,709 for the three and nine months ended September 30, 2017, respectively. RGC did not earn base management fees for the three and nine months ended September 30, 2016.

Incentive Fee

The incentive fee, which provides RGC with a share of the income that RGC generates for the Company, consists of an investment-income component and a capital-gains component, which are largely independent of each other, with the result that one component may be payable even if the other is not.

Under the investment-income component (the “Income Incentive Fee”), the Company will pay RGC each quarter an incentive fee with respect to the Company’s Pre-Incentive Fee net investment income. The Income Incentive Fee is calculated and payable quarterly in arrears based on the Pre-Incentive Fee net investment income for the immediately preceding fiscal quarter. Payments based on Pre-Incentive Fee net investment income will be based on the Pre-Incentive Fee net investment income earned for the quarter. For this purpose, “Pre-Incentive Fee net investment income” means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial and consulting fees or other fees that the Company receives from portfolio companies) that the Company accrues during the fiscal quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement with the Administrator (the “Administration Agreement”), and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee); provided however, that Pre-Incentive Fee net investment income will be reduced by multiplying the Pre-Incentive Fee net investment income earned for the quarter by a fraction, the numerator of which is the Company’s average daily Gross Assets during the immediately preceding fiscal quarter minus average daily borrowings during the immediately preceding fiscal quarter, and the denominator of which is the Company’s average daily Gross Assets during the immediately preceding fiscal quarter. Pre-Incentive Fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero coupon securities), accrued income the Company has not yet received in cash; provided, however, that the portion of the Income Incentive Fee attributable to deferred interest features will be paid, only if and to the extent received in cash, and any accrual thereof will be reversed if and to the extent such interest is reversed in connection with any write off or similar treatment of the investment giving rise to any deferred interest accrual, applied in each case in the order such interest was accrued. Such subsequent payments in respect of previously accrued income will not reduce the amounts payable for any quarter pursuant to the calculation of the Income Incentive Fee described above. Pre-Incentive Fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Pre-Incentive Fee net investment income, expressed as a rate of return on the value of the Company’s net assets (defined as total assets less liabilities) at the end of the immediately preceding fiscal quarter, will be compared to a “hurdle rate” of 2.0% per quarter (8.0% annualized). The Company will pay RGC an Income Incentive Fee with respect to the Company’s Pre-Incentive Fee net investment income in each calendar quarter as follows: (1) no Income Incentive Fee in any calendar quarter in which the Company’s Pre-Incentive Fee net investment income does not exceed the hurdle rate of 2.0%; (2) 80% of the Company’s Pre-Incentive Fee net investment income with respect to that portion of such Pre-Incentive Fee net investment income, if any, that exceeds the hurdle rate but is less than 2.667% in any calendar quarter (10.668% annualized) (the portion of the Company’s Pre-Incentive Fee net investment income that exceeds the hurdle but is less than 2.667% is referred to as the “catch-up”; the “catch-up” is meant to provide RGC with 20.0% of the Company’s Pre-Incentive Fee net investment income as if a hurdle did not apply if the Company’s Pre-Incentive Fee net investment income exceeds 2.667% in any calendar quarter (10.668% annualized)); and (3) 20.0% of the amount of the Company’s Pre-Incentive Fee net investment income, if any, that exceeds 2.667% in any calendar quarter (10.668% annualized) payable to RGC (once the hurdle is reached and the catch-up is achieved, 20.0% of all Pre-Incentive Fee net investment income thereafter is allocated to RGC).

Until the consummation of an IPO of the Public Fund in connection with a Spin-Off transaction, in the event that (a) the sum of the Company’s cumulative net realized losses since the date of the Company’s election to be regulated as a BDC exceeds 2.0% of the total non-control/non-affiliate investments made by the Company since the date of the Company’s election to be regulated as a BDC through the end of the quarter and (b) the Pre-Incentive Fee net investment income adjusted to include any realized capital gains and losses (“Adjusted Pre-Incentive Fee net investment income”), expressed as an annualized rate of return on the value of the Company’s average daily net assets (defined as total assets less liabilities), since the Company’s election to be regulated as a BDC through the end of the quarter is less than 10.0%, no Income Incentive Fee will be payable for such quarter until the first subsequent quarter in which either (x) the sum of the Company’s cumulative net realized losses since the date of the Company’s election to be regulated as a BDC is equal to or less than 2.0% of the total non-control/non-affiliate investments made by the Company since the date of the Company’s election to be regulated as a BDC through the end of such subsequent quarter or (y) the Adjusted Pre-Incentive Fee net investment income, expressed as an annualized rate of return on the value of the Company’s average daily net assets (defined as total assets less liabilities), since the Company’s election to be regulated as a BDC through the of the end of the quarter equals or exceeds 10.0%; provided, however, that in no event will any Income Incentive Fee be payable for any prior quarter after the three-year anniversary of the end of such quarter.

After the consummation of an IPO of the Public Fund in connection with a Spin-Off transaction, in the event that (a) the sum of the Company’s cumulative net realized losses for the previous four fiscal quarters or, if fewer than four fiscal quarters have passed since such IPO, that number of fiscal quarters since such IPO (the “Look-Back Period”), exceeds 2.0% of the total non-control/non-affiliate investments (i) made by the Company during the Look-Back Period or (ii) transferred to the Public Fund in connection with a Spin-Off transaction during the Look-Back Period and (b) the Adjusted Pre-Incentive Fee net investment income, expressed as an annualized rate of return on the value of the Company’s average daily net assets (defined as total assets less liabilities), during the Look-Back Period is less than 10.0% no Income Incentive Fee will be payable for such quarter until the first subsequent quarter in which (x) the sum of the Company’s cumulative net realized losses for the Look-Back Period is equal to or less than 2.0% of the total non-control/non-affiliate investments (i) made by the Company during the Look-Back Period or (ii) transferred to the Public Fund in connection with a Spin-Off transaction during the Look-Back Period or (y) the Adjusted Pre-Incentive Fee net investment income, expressed as an annualized rate of return on the value of the Company’s average daily net assets (defined as total assets less liabilities), during the Look-Back Period equals or exceeds 10.0%; provided, however, that in no event will any Income Incentive Fee be paid for any prior quarter after the three-year anniversary of the end of such quarter.

Under the capital-gains component of the incentive fee (the “Capital Gains Fee”), the Company will pay RGC, as of the end of each calendar year, 20.0% of the Company’s aggregate cumulative realized capital gains, if any, from the date of the Company’s election to be regulated as a BDC through the end of that calendar year, computed net of the Company’s aggregate cumulative realized capital losses and aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid Capital Gains Fee; provided, however, that the Company will not pay the Capital Gains Fee to RGC for any calendar year in which the sum of the Company’s (1) Pre-Incentive Fee net investment income and (2) realized gains less realized losses and unrealized capital depreciation from the date of the Company’s election to be regulated as a BDC through the end of such calendar year, expressed as a rate of return on the value of the Company’s net assets (defined as total assets less liabilities) at the end of such calendar year is less than 8.0% until the first subsequent calendar quarter in which the sum of the Company’s (1) Pre-Incentive Fee net investment income and (2) realized gains less realized losses and unrealized capital depreciation from the date of the Company’s election to be regulated as a BDC through, and including, the end of such subsequent calendar quarter, expressed as a rate of return on the value of the Company’s net assets (defined as total assets less liabilities) at the end of such calendar quarter is equal to or exceeds 8.0%; provided, further, that in no event will any Capital Gains Fee be paid for any prior year after the three-year anniversary of the end of such year. For the foregoing purpose, the Company’s “aggregate cumulative realized capital gains” will not include any unrealized appreciation. If such amount is negative, then no Capital Gains Fee will be payable for such year.

No incentive fees were earned for the three and nine months ended September 30, 2017 and 2016.

Spin-Off Incentive Fee

The Income Incentive Fee will be payable in connection with a Spin-Off transaction. The Income Incentive Fee will be calculated as of the date of the completion of each Spin-Off transaction and will equal the amount of Income Incentive Fee that would be payable to RGC if (1) all of the Company’s investments were liquidated for their current value and any unamortized deferred portfolio investment-related fees would be deemed accelerated, (2) the proceeds from such liquidation were used to pay all of the Company’s outstanding liabilities, and (3) the remainder were distributed to the Company’s stockholders and paid as incentive fee in accordance with the Income Incentive Fee described in clauses (1) and (2) above for determining the amount of the Income Incentive Fee; provided, however, that in no event will the Income Incentive Fee paid in connection with the completion of a Spin-Off transaction (x) include the portion of the Income Incentive Fee attributable to deferred interest features of a particular investment that is not transferred pursuant to a Spin-Off transaction until such time as the deferred interest is received in cash, or (y) exceed 20.0% of the Company’s Pre-Incentive Fee net investment income accrued by the Company for the fiscal quarter as of the date of the completion of the Spin-Off transaction. The Company will make the payment of the Income Incentive Fee paid in connection with the completion of a Spin-Off transaction in cash on or immediately following the date of the completion of a Spin-Off transaction. After a Spin-Off transaction, all calculations relating to the incentive fee payable will be made beginning on the day immediately following the completion of the Spin-Off transaction without taking into account the exchanged shares of the Company’s common stock (or contributions, distributions or proceeds relating thereto).

The Capital Gains Fee will be payable in respect of the exchanged shares of the Company’s common stock in connection with a Spin-Off transaction and will be calculated as of the date of the completion of a Spin-Off transaction as if such date were a calendar year-end for purposes of calculating and paying the Capital Gains Fee.

No Income Incentive Fee or Capital Gains Fee will be payable in connection with a Spin-Off transaction unless, on the date of the completion of a Spin-Off transaction, the sum of the Company’s (i) Pre-Incentive Fee net investment income and (ii) realized capital gains less realized capital losses and unrealized capital depreciation from the date of the Company’s election to be regulated as a BDC through, and including, the date of the completion of such Spin-Off transaction, is greater than 8.0% of the cumulative net investments made by the Company since the Company’s election to be regulated as a BDC.

Administration Agreement

The Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including furnishing the Company with office facilities, equipment and clerical, bookkeeping and recordkeeping services at such facilities, as well as providing other administrative services. In addition, the Company reimburses the Administrator for the fees and expenses associated with performing compliance functions, and the Company’s allocable portion of the compensation of certain of its officers, including the Company’s Chief Financial Officer, Chief Compliance Officer and any administrative support staff. Pursuant to the terms of the Administration Agreement, the amounts payable to the Administrator by the Company in any fiscal year will not exceed the greater of (i) 0.75% of the aggregate capital commitments as of the end of the most recently completed fiscal year and (ii) $1.0 million.

The Company reimbursed the Administrator $273,836 during the nine months ended September 30, 2017 and no reimbursement was made during the nine months ended September 30, 2016. As of September 30, 2017, the Company had accrued a payable to the Administrator of $22,540. The Company reimbursed the Administrator $527,843 and accrued a payable of $648,805 due to the Administrator for the year ended December 31, 2016, which includes amounts reimbursable to the Administrator for organizational and offering costs, professional fees and other expenses. Administration fees were $31,250 and $93,750 for the three and nine months ended September 30, 2017, respectively. The Company did not incur administration fees for the three and nine months ended September 30, 2016.

License Agreement

The Company has entered into a license agreement with RGC (the “License Agreement”) pursuant to which RGC has granted the Company a personal, non-exclusive, royalty-free right and license to use the name “Runway Growth Credit Fund”. Under the License Agreement, the Company has the right to use the “Runway Growth Credit Fund” name for so long as RGC or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company has no legal right to the “Runway Growth Credit Fund” name.

Oaktree Strategic Relationship

In December 2016, RGC entered into a strategic relationship with Oaktree Capital Management, L.P. (“Oaktree”). In connection with the strategic relationship, OCM Growth Holdings, LLC, a Delaware limited liability company (“OCM”) managed by Oaktree, made a $125.0 million capital commitment to the Company (the “OCM Commitment”). OCM has granted a proxy to the Company pursuant to which the shares held by OCM will be voted in the same proportion as the Company’s other stockholders vote their shares.

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

The following tables present information about the Company’s assets measured at fair value as of September 30, 2017 and December 31, 2016, respectively:

As of September 30, 2017 (Unaudited)

	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Term Loans	$-	$-	$35,659,122	$35,659,122
Warrants	-	-	2,762,299	2,762,299
Total Portfolio Investments	-	-	38,421,421	38,421,421
U.S. Treasury Bill	37,997,720	-	-	37,997,720
Total Investments	$37,997,720	$-	$38,421,421	$76,419,141

As of December 31, 2016

	Level 1	Level 2	Level 3	Total
U.S. Treasury Bill	$2,999,849	$-	$-	$2,999,849

Total Investments	$2,999,849	$-	$-	$2,999,849

The Company recognizes transfers into and out of the levels indicated above at the end of the reporting period. There were no transfers into or out of the levels during the periods ended September 30, 2017 and December 31, 2016.

The following table presents additional information about Level 3 assets measured at fair value:

	Senior Secured
	Term Loans	Warrants	Total
Fair value at December 31, 2016	$-	$-	$-
Amortization of fixed income premiums or discounts	310,134	-	310,134
Purchases of investments	35,348,988	2,762,299	38,111,287
Sales of investments	-	-	-
Fair value at September 30, 2017	$35,659,122	$2,762,299	$38,421,421
Change in unrealized gain (loss) on Level 3 investments still held as of September 30, 2017	$-	$-	$-

The following table provides quantitative information regarding Level 3 fair value measurements as of September 30, 2017.

			Unobservable
Description	Fair Value	Valuation Technique	Inputs	Range (Weighted Average)

Senior Secured Term Loans	$35,659,122	Market approach	Origination yield	14.8%-21.0% (17.8%)

Warrants	2,762,299	Black-Scholes model	Risk-free interest rate	1.3%-2.0% (1.7%)
			Average industry volatility	20%-70% (44%)
			Estimated time to exit	1.7 years-6.0 years (3.9 years)
Total Level 3 Investments	$38,421,421

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

Note 10 – Financial Highlights

	Three Months Ended September 30, 2017 (Unaudited)	Three Months Ended September 30, 2016 (Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$13.78	$15.00
Net investment loss	(0.05)	-
Realized gain	-	-
Change in unrealized appreciation	-	-
Accretion	0.59	-
Net asset value at end of period	$14.32	$15.00
Return from investment operations	(0.36)%	-%
Return from accretion	4.28%	-%
Total return based on net asset value (2)	3.92%	-%
Weighted-average shares outstanding for period, basic	3,552,392	1,667
Ratio/Supplemental Data:
Net assets at end of period	$81,190,066	$25,000
Average net assets	$49,923,496	$25,000
Annualized ratio of net operating expenses to average net assets	10.60%	-%
Annualized ratio of net investment loss to average net assets	(1.33)%	-%
Annualized ratio of net operating expenses excluding management fees, to average net assets	2.62%	-%
Annualized ratio of net decrease in net assets resulting from operations to average net assets	(1.34)%	-%

	Nine Months Ended September 30, 2017 (Unaudited)	Nine Months Ended September 30, 2016 (Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$10.38	$15.00
Net investment loss	(1.33)	-
Realized gain	-	-
Change in unrealized appreciation	-	-
Accretion	5.27	-
Net asset value at end of period	$14.32	$15.00
Return from investment operations	(12.81)%	-%
Return from accretion	50.77%	-%
Total return based on net asset value (2)	37.96%	-%
Weighted-average shares outstanding for period, basic	1,717,174	1,667
Ratio/Supplemental Data:
Net assets at end of period	$81,190,066	$25,000
Average net assets	$24,381,500	$25,000
Annualized ratio of net operating expenses to average net assets	19.70%	-%
Annualized ratio of net investment loss to average net assets	(12.63)%	-%
Annualized ratio of net operating expenses excluding management fees, to average net assets	6.05%	-%
Annualized ratio of net decrease in net assets resulting from operations to average net assets	(12.62)%	-%

	Year ended December 31, 2016	For the period from August 31, 2015 (date of inception) through December 31, 2015
Per Share Data (1):
Net asset value at beginning of period	$15.00	$-
Net investment loss	(83.81)	-
Change in unrealized depreciation	(0.01)	-
Issuance of common shares	79.20	15.00
Net asset value at end of period	$10.38	$15.00
Total return based on net asset value (2)	(30.80)%	-%
Weighted-average shares outstanding for period, basic	10,774	1,667
Ratio/Supplemental Data:
Net assets at end of period	$3,476,672	$25,000
Average net assets	$151,520	$-
Annualized ratio of net operating expenses to average net assets	595.90%	-%
Annualized ratio of net investment loss to average net assets	(595.90)%	-%
Annualized ratio of net operating expenses excluding management fees, to average net assets	484.00%	-%
Annualized ratio of net decrease in net assets resulting from operations to average net assets	(596.00)%	-%

(1)	Financial highlights are based on weighted-average shares outstanding.
(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.

Note 11 – Subsequent Events

Subsequent to September 30, 2017, through November 9, 2017, the Company funded the following transaction:

			Cost Allocated	Cost Allocated
Date	Investment Name	Principal	to Loan	to Warrant
October 4, 2017	SendtoNews Video, Inc. Tranche II	$1,500,000	$1,500,000	$-

From October 1, 2017 through November 9, 2017, the Company closed on additional capital commitments of $4,900,000, bringing the total committed capital to $259,431,500 as of November 9, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors, and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	such an economic downturn could disproportionately impact the companies that we intend to target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies;

•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly to the extent that we use leverage as part of our investment strategy;

•	currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the ability of our portfolio companies to achieve their objectives;

•	competition with other entities and our affiliates for investment opportunities;

•	the speculative and illiquid nature of our investments;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the loss of key personnel;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of our external investment adviser, RGC, to locate suitable investments for us and to monitor and administer our investments;

•	the ability of RGC to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a RIC under Subchapter M of the Code, and as a BDC;

•	the occurrence of a disaster, such as a cyber-attack against us or against a third party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster-recovery systems, or consequential employee error;

•	the effect of legal, tax and regulatory changes; and

•	the other risks, uncertainties and other factors we identify under “Risk Factors” in in Part I, Item 1A in our annual report on Form 10-K for the fiscal year ended December 31, 2016 and in our other filings with the Securities and Exchange Commission (the “SEC”).

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

Overview

We are an externally managed, non-diversified closed-end investment management company that was formed on August 31, 2015 as a corporation under the laws of the State of Maryland. We have elected to be regulated as a BDC under the 1940 Act. In addition, we have elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code. If we fail to qualify as a RIC for any taxable year, we will be subject to corporate-level U.S. federal income tax on any net taxable income for such year. As a BDC and a RIC, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source-of-income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our ICTI and net tax-exempt interest.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”). We could remain an emerging growth company until the last day of our fiscal year following the fifth anniversary of an initial public offering, if any, or until the earliest of (i) the last day of the first fiscal year in which we have total annual gross revenue of $1,070,000,000 or more, (ii) December 31 of the fiscal year in which we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock held by non-affiliates exceeds $700.0 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months), or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period. For so long as we remain an emerging growth company under the JOBS Act, we will be subject to reduced public company reporting requirements.

We are externally managed by RGC, an investment adviser that has registered under the Investment Advisers Act of 1940, as amended. The Administrator, a wholly-owned subsidiary of RGC, provides all the administrative services necessary for us to operate.

We commenced investment activities in portfolio securities during the quarter ended June 30, 2017, and we commenced investment activities in U.S. Treasury Bills during the quarter ended December 31, 2016. In October 2015, in connection with our formation, we issued and sold 1,667 shares of our common stock to David Spreng, our President, Chief Executive Officer and Chairman of our Board of Directors, for an aggregate purchase price of $25,000. In December 2016, we completed the Initial Closing, in connection with which we called capital and issued 333,333 shares of our common stock to investors for an aggregate purchase price of $5,000,000. As of September 30, 2017, in connection with the Private Offering, the Company had closed on capital commitments of $254,531,500 and issued 5,666,667 shares of its common stock to the Company’s investors for a total purchase price of $85,000,000.

Portfolio Composition and Investment Activity

Portfolio Composition

At September 30, 2017, we had investments in six portfolio companies and held one U.S. Treasury Bill. The following table shows the fair value of our investments, by asset class as of September 30, 2017:

Investments	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
Senior Secured Term Loans	$35,659,122	$35,659,122	46.7%
Warrants	2,762,299	2,762,299	3.6
Total Portfolio Investments	38,421,421	38,421,421	50.3

U.S. Treasury Bill	37,996,520	37,997,720	49.7
Total Investments	$76,417,941	$76,419,141	100.0%

Investment Activity

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments as well as sales of existing investments. Our primary investment activities for the nine months ended September 30, 2017 were as follows:

•	On May 16, 2017, we funded a $6,000,000 senior secured term loan (Tranche I) to Mojix, Inc. for a purchase price of $5,655,708 and purchased a warrant to purchase 9,395,847 shares of Series E Preferred Stock in Mojix, Inc. for $244,292.

•	On June 21, 2017, we funded a $2,000,000 senior secured term loan to Placecast, Inc. for a purchase price of $1,947,068 and purchased a warrant to purchase 127,643 shares of Series C Preferred Stock in Placecast, Inc. for $32,932.

•	On June 30, 2017, we funded a $3,500,000 senior secured term loan to SendtoNews Video, Inc. for a purchase price of $3,203,539 and purchased a warrant to purchase 574,502 shares of Common Stock in SendtoNews Video, Inc. for $246,461.

•	On July 25, 2017, we funded a $5,000,000 senior secured term loan to Aspen Group, Inc. for a purchase price of $4,379,199 and purchased a warrant to purchase 224,174 shares of Common Stock in Aspen Group, Inc. for $583,301.

•	On July 31, 2017, we funded a $10,000,000 senior secured term loan to eSilicon Corporation for a purchase price of $9,356,436 and purchased a warrant to purchase 1,485,149 shares of Series H Preferred Stock in eSilicon Corporation for $543,564.

•	On August 3, 2017, we funded a $2,000,000 senior secured term loan (Tranche II) to Mojix, Inc. for a purchase price of $1,926,276 and purchased an additional warrant to purchase 2,348,961 shares of Series E Preferred Stock in Mojix, Inc. for $58,724.

•	On September 1, 2017, we funded a $10,000,000 senior secured term loan to AllClear ID, Inc. for a purchase price of $8,846,975 and purchased a warrant to purchase 523,893 shares of Common Stock in AllClear ID, Inc. for $1,053,025.

Portfolio Reconciliation

The following is a reconciliation of our investment portfolio, including US. Treasury Bills, for the nine months ended September 30, 2017 and the year ended December 31, 2016:

	Nine Months Ended September 30, 2017 (Unaudited)	Year Ended December 31, 2016
Beginning Investment Portfolio	$2,999,849	$-
Purchase of Investments	38,111,287	-
Purchase of U.S. Treasury Bills	84,482,148	2,999,849
Amortization of Fixed Income Premiums and Discounts	324,596	-
Sales and Maturities of U.S. Treasury Bills	(49,500,000)	-
Net Change in Unrealized Appreciation on Investments	1,261	-
Ending Investment Portfolio	$76,419,141	$2,999,849

Asset Quality

In addition to various risk management and monitoring tools, RGC uses an investment rating system to characterize and monitor the quality of our debt investment portfolio. Equity securities and Treasury Bills are not graded. This debt investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

Investment Rating	Rating Definition

1	Performing above plan of record and/or strong enterprise profile, value, financial performance/coverage. Maintaining full covenant and payment compliance as agreed.

2	Performing at or reasonably close to plan of record. Acceptable business prospects, enterprise value, financial coverage. Maintaining full covenant and payment compliance as agreed. All new loans are initially graded Category 2.

3	Performing below plan of record. Potential elements of concern over performance, trends and business outlook. Enterprise and financial coverage remain adequate. Some potential covenant non-compliance. Full payment compliance.

4	Performing materially below plan of record. Non-compliant with material financial covenants. Payment default/deferral could result without corrective action. Requires close monitoring. Business prospects, enterprise value and collateral coverage declining. These investments may be in workout, and there is a possibility of loss of return but no loss of principal is expected

5	Going concern nature in question. Substantial decline in enterprise value and all coverages. Covenant and payment default imminent if not currently present. Investments are nearly always in workout. May experience partial and/or full loss.

The following table shows the investment rankings of our debt investments at fair value as of September 30, 2017 and December 31, 2016:

	As of September 30, 2017			As of December 31, 2016
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	-	-	-	-	-	-
2	$35,659,122	46.7%	6	-	-	-
3	-	-	-	-	-	-
4	-	-	-	-	-	-
5	-	-	-	-	-	-
	$35,659,122	46.7%	6	$-	-	-

Loans and Debt Securities on Non-Accrual Status

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of September 30, 2017, and December 31, 2016, we did not have any loans on non-accrual status.

Results of Operations – For the Three and Nine Months Ended September 30, 2017 and 2016

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

Investment Income

Our investment objective is to maximize our total return to our stockholders primarily through current income on our loan portfolio, and secondarily through capital appreciation on our warrants and other equity positions. We intend to achieve our investment objective by investing in high growth-potential, private companies. We typically invest in senior secured and second lien secured loans that generally fall into two strategies: Sponsored Growth Lending and Non-Sponsored Growth Lending. Through our Sponsored Growth Lending and Non-Sponsored Growth Lending strategies, we invest in senior secured loans and second lien loans. Our Sponsored Growth Lending also typically includes the receipt of warrants and/or other equity from venture-backed companies. We expect our investments in loans will generally range from between $3.0 million to $15.0 million, and the upper end of this range may increase as we raise additional capital.

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

Investment income for the three and nine months ended September 30, 2017 was $1,150,107 and $1,281,489, respectively. There was no investment income generated for the three and nine months ended September 30, 2016. Investment income increased for the three and nine months ended September 30, 2017 from the comparable periods in 2016 due to the fact that investment activities had not commenced as of September 30, 2016 and thus, no interest income was earned for the three and nine months ended September 30, 2016.

Operating Expenses

Our primary operating expenses include the payment of fees to RGC under the Amended Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. We will bear all other out-of-pocket costs and expenses of our operations and transactions, including those relating to:

•	organization and offering (in an amount of up to $1,000,000; the amount of initial organizational and offering expenses in excess of $1,000,000 are paid by RGC);

•	our pro-rata portion of fees and expenses related to any future spin-off transaction;

•	calculating our net asset value (including the cost and expenses of any independent valuation firm);

•	fees and expenses payable to third parties, including agents, consultants or other advisers, in connection with monitoring financial and legal affairs for us and in providing administrative services, monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;

•	interest payable on debt, if any, incurred to finance our investments;

•	sales and purchases of our common stock and other securities;

•	investment advisory and management fees;

•	administration fees, if any, payable under the Administration Agreement;

•	transfer agent and custodial fees;

•	federal and state registration fees;

•	all costs of registration and listing our securities on any securities exchange;

•	U.S. federal, state and local taxes;

•	Independent directors’ fees and expenses;

•	costs of preparing and filing reports or other documents required by the SEC, the Financial Industry Regulatory Authority or other regulators;

•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

•	our allocable portion of any fidelity bond, directors’ and officers’ errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

•	all other expenses incurred by us, our Administrator or RGC in connection with administering our business, including payments under the Administration Agreement based on our allocable portion of our Administrator’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs.

Operating expenses for the three and nine months ended September 30, 2017 were $1,315,203 and $3,569,356, respectively. There were no operating expenses for the three and nine months ended September 30, 2016 as the Company had not yet commenced operations. Operating expenses increased for the three and nine months ended September 30, 2017 from the comparable periods in 2016 primarily due to management fees paid to RGC under the Amended Advisory Agreement and professional fees incurred, which include legal, audit and tax preparation fees.

Net Investment Loss

Net investment loss for the three and nine months ended September 30, 2017 was $165,096 and $2,287,867, respectively. There was no investment income or loss for the three and nine months ended September 30, 2016. The net investment loss increased for the three and nine months ended September 30, 2017 from the comparable periods in 2016 primarily due to the management fees and professional fees incurred, offset by interest income earned on the portfolio investments.

Net Change in Unrealized Appreciation (Depreciation) on Investments

The net change in unrealized depreciation on investments of $636 for the three months ended September 30, 2017 was solely due to the loss on U.S Treasury Bills. The net change in unrealized appreciation on investments of $1,261 for the nine months ended September 30, 2017 was solely due to the gain on U.S. Treasury Bills. There was no change in unrealized appreciation (depreciation) on investments for the three and nine months ended September 30, 2016 as the Company had not commenced investment activities as of September 30, 2016.

Net Decrease in Net Assets Resulting from Operations

Net decrease in net assets resulting from operations for the three and nine months ended September 30, 2017 was $165,732 and $2,286,606, respectively. There was no net increase (decrease) in net assets resulting from operations for the three and nine months ended September 30, 2016 as we had not yet commenced operations. The net decrease in net assets resulting from operations for the three and nine months ended September 30, 2017 was primarily due to the management fees and professional fees incurred, offset by the interest income earned.

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

During the nine months ended September 30, 2017, cash increased to $4,743,515 at the end of the period, from $1,039,931 as of December 31, 2016. This increase was primarily the result of the maturity of the U.S. Treasury Bills for $49,500,000 and the issuance of common stock for $80,000,000, and was partially offset by the purchase of investments in portfolio companies and U.S. Treasury Bills.

Equity Activity

We have the authority to issue 100,000,000 shares of common stock, $0.01 par value per share.

On October 8, 2015, we issued 1,667 shares of our common stock to David Spreng, our President, Chief Executive Officer and Chairman of our Board of Directors, for an aggregate purchase price of $25,000. The remaining shares were issued in connection with the Private Offering, as follows:

Issuance Date	Shares Issued	Price Per Share	Gross Proceeds
December 22, 2016	333,333	$15.00	$5,000,000
April 19, 2017	1,000,000	$15.00	15,000,000
June 26, 2017	1,666,667	$15.00	25,000,000
September 12, 2017	2,666,667	$15.00	40,000,000
Total	5,666,667		$85,000,000

During the nine months ended September 30, 2017, we closed on capital commitments in the amount of $45,030,000 for total commitments of $254,531,500. We had no other equity transactions as of September 30, 2017.

Contractual Obligations

As of September 30, 2017, we did not have any contractual obligations that would trigger the tabular disclosure of the contractual obligations under Item 303(a)(5) of Regulation S-K.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Distributions

To the extent that we have funds available, we intend to make quarterly distributions to our stockholders. Our stockholder distributions, if any, will be determined by our Board of Directors. Any distribution to our stockholders will be declared out of assets legally available for distribution. We anticipate that distributions will be paid from income primarily generated by interest and dividend income earned on investments made subsequent to the Initial Closing. During the nine months ended September 30, 2017 and the year ended December 31, 2016, we did not declare or pay any dividends or distributions.

Critical Accounting Policies

Basis of Presentation

The preparation of the financial statements and related disclosures in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reports. Actual results could materially differ from those estimates. We believe that our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, include the valuation of investments and our election to be treated, and intent to qualify annually, as a RIC. See “Note 2 — Summary of Significant Accounting Policies” to our financial statements for the quarter ended September 30, 2017, which describes our critical accounting policies and recently adopted accounting pronouncements not yet required to be adopted by us.

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

With respect to investments for which market quotations are not readily available, our Board of Directors undertakes a multi-step valuation process each quarter, as described below:

•	Our quarterly valuation process begins with each portfolio company investment being initially valued by RGC’s investment professionals that are responsible for the portfolio investment;

•	Preliminary valuation conclusions are then documented and discussed with RGC’s senior investment team;

•	The Audit Committee then reviews these preliminary valuations;

•	At least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm. Certain investments, however, may not be evaluated by an independent valuation firm unless the net asset value and other aspects of such investments in the aggregate exceed certain thresholds; and

•	Our Board of Directors then discusses valuations and determines the fair value of each investment in our portfolio, in good faith, based on the input of RGC, the independent valuation firm and the Audit Committee.

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

Fair Value

The Company’s assets measured at fair value on a recurring basis subject to the requirements of ASC Topic 820 at September 30, 2017 and December 31, 2016 were as follows:

As of September 30, 2017 (Unaudited)

	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Term Loans	$-	$-	$35,659,122	$35,659,122
Warrants	-	-	2,762,299	2,762,299
Total Portfolio Investments	-	-	38,421,421	38,421,421
U.S. Treasury Bill	37,997,720	-	-	37,997,720
Total Investments	$37,997,720	$-	$38,421,421	$76,419,141

As of December 31, 2016

	Level 1	Level 2	Level 3	Total
U.S. Treasury Bill	$2,999,849	$-	$-	$2,999,849

Total Investments	$2,999,849	$-	$-	$2,999,849

The Company recognized transfers into and out of the levels indicated above at the end of the reporting period. There were no transfers into or out of the levels during the periods ended September 30, 2017 and December 31, 2016.

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

Income Taxes

We have elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code. Generally, a RIC is not subject to U.S. federal income taxes on distributed income and gains if it distributes at least 90% of its net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any, to its stockholders. So long as we qualify, and maintain our status, as a RIC, we generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. Rather, any tax liability related to income earned by us represents obligations of our investors and will not be reflected in the financial statements of the Company. We intend to distribute sufficient dividends to maintain our RIC tax treatment each year and we do not anticipate paying any material U.S. federal income taxes in the future.

Recent Developments

Subsequent to September 30, 2017, through November 9, 2017, we funded the following transaction:

Date	Investment Name	Principal	Cost Allocated to Loan	Cost Allocated to Warrant
October 4, 2017	SendtoNews Video, Inc. Tranche II	$1,500,000	$1,500,000	$-

From October 1, 2017 through November 9, 2017, we closed on additional capital commitments of $4,900,000, bringing the total committed capital to $259,431,500 as of November 9, 2017.

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

We typically expect that interest rates on the investments held in our portfolio will be based on LIBOR, with many of these investments also having a LIBOR floor. As of September 30, 2017, 100.0%, or $35,659,122 (at cost), of our debt portfolio investments bore interest at variable rates, which are LIBOR-based and subject to certain floors, and none of our debt portfolio investments bore interest at fixed rates. As of September 30, 2017, 34.0% of our debt portfolio investments, or $12,106,713 (at cost), is subject to a 12.0% cap on cash interest. Any interest above the cap will accrue to principal and be treated as PIK interest. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase our investment income by a maximum of approximately $770,000 and decrease our investment income by a maximum of approximately $125,000, on an annual basis.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 29, 2017, which could materially affect our business, financial condition or operating results. There have been no material changes during the nine months ended September 30, 2017 to the risk factors discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2016. The risks described in our annual report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported by us on our current reports on Form 8-K, we did not sell any securities during the period covered by this Form 10-Q that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Item 1.01. Entry into a Material Definitive Agreement.

On November 8, 2017, the Company entered into the License Agreement with RGC. Pursuant to the License Agreement, RGC granted the Company a personal, non-exclusive, royalty-free right and license to use the name “Runway Growth Credit Fund” (the “Licensed Mark”) solely and exclusively as an element of the Company’s own company name and in connection with the conduct of its business. Other than with respect to this limited license, the Company has no other rights to the Licensed Mark. The License Agreement expires if RGC or one of its affiliates ceases to serve as investment adviser to the Company and may be terminated by RGC on sixty days’ written notice to the Company if (i) the Company is in breach of any material term or obligation of the License Agreement and fails to cure such breach within thirty days after receipt of written notice from RGC, or (ii) the Company commits any act or fails to act in a way that RGC reasonably believes is likely to materially harm or adversely affect, in a material way, the goodwill, reputation or interests of RGC.

The foregoing description of the License Agreement, as set forth in this Item 1.01, is a summary only and is qualified in its entirety by reference to the text of the License Agreement, which is filed as Exhibit 10.2 to this quarterly report on Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement (1)

3.2	Articles of Amendment (2)

3.3	Amended and Restated Bylaws (2)

4.1	Form of Subscription Agreement (3)

10.1	Amended and Restated Investment Advisory Agreement by and between Runway Growth Credit Fund Inc. and Runway Growth Capital LLC, effective as of September 12, 2017 (4)

10.2	Trademark License Agreement, dated as of November 8, 2017, by and between Runway Growth Credit Fund Inc. and Runway Growth Capital LLC*

11.1	Statement re Computation of Per Share Earnings (Included in the notes to the financial statements contained in this report)*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2016.

(2)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2017.

(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2017.

(4)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on September 13, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUNWAY GROWTH CREDIT FUND INC.
Date: November 9, 2017
	By:	/s/ R. David Spreng
R. David Spreng
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2017	By:	/s/ Thomas B. Raterman
Thomas B. Raterman
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

