Form 10-K
period 2017-12-31
Runway Growth Credit Fund Inc.
filed 2018-03-29
CIK 1653384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2017
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01180

Runway Growth Credit Fund Inc.
(Exact name of registrant as specified in its charter)

Maryland (State of incorporation)	47-5049745 (I.R.S. Employer Identification No.)
205 N. Michigan Ave., Suite 4200 Chicago, IL (Address of principal executive offices)	60601 (Zip Code)
(312) 281-6270
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
As of December 31, 2017, there was no established public market for the registrant’s common stock.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at March 29, 2018
Common stock, $0.01 par value	8,668,334
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to the registrant’s 2018 annual meeting of stockholders (the “2018 Proxy Statement”), to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K as indicated herein.

RUNWAY GROWTH CREDIT FUND INC.

i

PART I
Item 1.   Business
Runway Growth Credit Fund Inc.
Runway Growth Credit Fund Inc., formerly known as GSV Growth Credit Fund Inc., a Maryland corporation formed on August 31, 2015 (“we,” “us,” “our,” or the “Company”), is structured as an externally managed, non-diversified closed-end management investment company. We are a specialty finance company focused on providing senior secured loans to rapidly growing companies in a variety of industries. Our goal is to create significant value for our stockholders, and the entrepreneurs we support, by providing high growth-potential companies with hybrid debt and equity financing that is more flexible than traditional credit and less dilutive than equity. Our investment objective is to maximize our total return to our stockholders primarily through current income on our loan portfolio, and secondarily through capital appreciation on our warrants and other equity positions. Our offices are in Chicago, Illinois, Woodside, California and New York, New York.
We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). We have also elected to be treated as regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and intend to qualify for treatment as a RIC annually. While we intend to qualify to be treated as a RIC annually, no assurance can be provided that we will be able to maintain our tax treatment as a RIC. For example, we anticipate that we may have difficulty satisfying the asset diversification requirements as we deploy initial capital and build our portfolio. If we fail to qualify for tax treatment as a RIC for any taxable year, we will be subject to corporate-level U.S. federal income tax on any net taxable income for such year. See “— Material U.S. Federal Income Tax Considerations” and “Note 2 — Summary of Significant Accounting Policies” to our financial statements in Part II, Item 8 of this Form 10-K for more information.
From the commencement of investment operations on December 16, 2016, through December 31, 2017, we funded eight portfolio companies and invested $67.5 million in debt and equity investments, excluding U.S. Treasury Bills. As of December 31, 2017, our debt investment portfolio consisted of eleven debt investments in eight portfolio companies with an aggregate fair value of  $64.0 million while our equity portfolio consisted of eight warrant positions with an aggregate fair value of  $4.2 million. As of December 31, 2017, 100%, or $64.0 million, of our debt investment portfolio at fair value consisted of senior term loans. As of December 31, 2017, our net assets were $127.0 million, and all of our debt investments were secured by all or a portion of the tangible and intangible assets of the applicable portfolio company. The debt investments in our portfolio are generally not rated by any rating agency. If the individual debt investments in our portfolio were rated, they would be rated below “investment grade.” Debt investments that are unrated or rated below investment grade are sometimes referred to as “junk bonds” and have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.
For the year ended December 31, 2017, our debt investment portfolio had a dollar-weighted annualized yield of 16.9% (excluding any yield from warrants). The warrants we receive from time to time when making loans to portfolio companies are excluded from the calculation of our dollar-weighted annualized yield because such warrants do not generate any yield since we do not receive dividends or other payments in respect of our outstanding warrants. We calculate the yield on dollar-weighted average debt investments for any period measured as (1) total investment income during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted annualized yield represents the portfolio yield and will be higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors. As of December 31, 2017, our debt investments had a dollar-weighted average outstanding term of 4 months and a dollar-weighted average remaining term of 36 months. As of December 31, 2017, substantially all of our debt investments had an original committed principal amount of between $2 million and $20 million, repayment terms of between 28 months and 48 months and bore current pay interest at annual interest rates of between 10% and 13%.

In December 2016, we completed the initial closing of capital commitments (the “Initial Closing”) in our first private offering of shares of common stock to investors (the “Initial Private Offering”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (together with the rules and regulations promulgated thereunder, the “Securities Act”), and other applicable securities laws. The final closing of the Initial Private Offering occurred on December 1, 2017. As of December 31, 2017, in connection with the Initial Private Offering, we had closed on capital commitments of $275,000,000 and had issued 8,666,667 shares of our common stock to stockholders for a total purchase price of  $130,000,000. We expect to operate as a “private” BDC while we invest the proceeds of the Initial Private Offering and any future private offerings of our securities, after which, if market conditions are favorable, we plan to give our investors the opportunity to elect to participate in a Spin-Off transaction, as further discussed in “— Investor Optionality; Potential Spin-Offs”.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”). We could remain an emerging growth company until the last day of our fiscal year following the fifth anniversary of an initial public offering (“IPO”), if any, or until the earliest of  (i) the last day of the first fiscal year in which we have total annual gross revenue of $1,070,000,000 or more, (ii) December 31 of the fiscal year in which we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (together with the rules and regulations promulgated thereunder, the “Exchange Act”), (which would occur if the market value of our common stock held by non-affiliates exceeds $700.0 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months), or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period. For so long as we remain an emerging growth company under the JOBS Act, we will be subject to reduced public company reporting requirements.
Our investment activities are managed by our external investment adviser, Runway Growth Capital LLC (“RGC”). Runway Administrator Services LLC (the “Administrator”), a wholly-owned subsidiary of RGC, provides all administrative services necessary for us to operate.
About RGC
RGC serves as our investment adviser and, subject to the overall supervision of our Board of Directors, manages our day-to-day operations and provides us with investment advisory services pursuant to an investment advisory agreement, as amended and restated (the “Amended Advisory Agreement”). RGC is an investment adviser that has registered under the Investment Advisers Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Advisers Act”). Under the terms of the Amended Advisory Agreement, RGC:
•
determines the composition of our portfolio, the nature and timing of the changes to the portfolio and the manner of implementing such changes;

•
identifies, evaluates and negotiates the structure of the investments we make;

•
executes, closes and monitors the investments we make;

•
determines the securities and other assets that we will purchase, retain or sell;

•
performs due diligence on prospective investments; and

•
provides us with other such investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our funds.

Pursuant to the Amended Advisory Agreement, we pay RGC a fee for its investment advisory and management services consisting of two components: a base management fee and an incentive fee. The cost of both the base management fee and incentive fee are ultimately borne by our stockholders. See “Note 7 — Related Party Agreements and Transactions” to our financial statements in Part II, Item 8 of this Form 10-K for more information on the Amended Advisory Agreement and the fee structure thereunder.

Payment of Our Expenses
All professionals of RGC, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, are provided and paid for by RGC and not by us. We bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation, those relating to:
•
organization and offering (in an amount of up to $1,000,000 in connection with the Initial Private Offering; the amount of organizational and offering expenses in connection with the Initial Private Offering in excess of  $1,000,000 were paid by RGC);

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

•
administration fees, if any, payable under the administration agreement with the Administrator (the “Administration Agreement”);

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

•
direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; or

•
and all other expenses incurred by us, our Administrator or RGC in connection with administering our business, including payments under the Administration Agreement based on our allocable portion of our Administrator’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs.

Investment Committee
RGC’s investment committee (the “Investment Committee”) consists of R. David Spreng, who is its chairman and our President, Chief Executive Officer and Chairman of our Board of Directors, Thomas B. Raterman, our Chief Financial Officer, Treasurer and Secretary, Matthew Hanson, Head of Origination at RGC, and Brian Laibow, OCM Growth Holdings, LLC’s appointee. The Investment Committee meets regularly to consider our investments, review our strategic initiatives and supervise the actions taken by RGC on our behalf. In addition, the Investment Committee reviews and monitors the performance of our investment portfolio. Each investment must be approved by a majority of the Investment Committee. In addition, Mr. Spreng, as chairman of the Investment Committee, has the right to veto the approval of any investment, and any investment by us that is outside of certain agreed upon investment criteria requires the affirmative vote of OCM Growth Holdings, LLC’s appointee to the Investment Committee. See “— Oaktree Strategic Relationship” below for more information.
Board Approval of the Amended Advisory Agreement
Our Board of Directors, including a majority of the directors who were not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of us or RGC, approved the Amended Advisory Agreement at an in-person meeting on August 3, 2017 and recommended that our stockholders approve the Amended Advisory Agreement. In its consideration of the approval of the Amended Advisory Agreement, our Board of Directors focused on information it had received relating to, among other things:
•
the nature, quality and extent of the advisory and other services provided to us by RGC under the terms of the previous investment advisory agreement between us and RGC, which was effective from December 15, 2016 until September 12, 2017 (the “Prior Advisory Agreement”), and to be provided under the terms of the Amended Advisory Agreement;

•
our investment performance and the investment performance of RGC;

•
comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives;

•
information about the services being performed and the personnel performing such services under the Prior Advisory Agreement and to be performed under the Amended Advisory Agreement;

•
our projected operating expenses and expense ratio compared to BDCs with similar investment objectives, including expenses related to investment due diligence, travel and investigating and monitoring investments;

•
any existing and potential sources of indirect income to RGC from its relationship with us and RGC’s profitability; and

•
the extent to which economies of scale would be realized as we grow and whether fee levels reflect these economies of scale for the benefit of our stockholders.

Our Board of Directors did not quantify, rank or otherwise assign relative weights to the specific factors it considered in reaching its decision. Our Board of Directors did not undertake to make any specific determination as to whether any particular factor, or any aspect of any particular factor, was favorable or unfavorable to its ultimate determination. Rather, our Board of Directors based its approval on the totality of information presented to, and the investigation conducted by, it. In considering the factors discussed above, individual directors may have given different weights to different factors. Based on its review of the above-mentioned factors and discussion of the Amended Advisory Agreement, our Board of Directors approved the Amended Advisory Agreement as being in our and our stockholders’ best interests. The Amended Advisory Agreement became effective on September 12, 2017, after approval by our stockholders at a special meeting of stockholders.
Duration and Termination
Unless terminated earlier as described below, the Amended Advisory Agreement will continue in effect for a period of two years from its effective date of September 12, 2017. Thereafter, the Amended Advisory Agreement will continue automatically for successive annual periods provided that such continuance is specifically approved at least annually by (i) (A) the affirmative vote of a majority of our Board of Directors or (B) the affirmative vote of a majority of our outstanding voting securities, and (ii) the affirmative vote of a majority of our directors who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of us, RGC or our respective affiliates. The Amended Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, and may be terminated, without penalty, upon not more than 60 days’ written notice, by (i) the affirmative vote of a majority of our outstanding voting securities, (ii) the affirmative vote of a majority of our Board of Directors, including a majority of our directors who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of us, RGC or our respective affiliates, or (iii) RGC. See “Risk Factors — Risks Related to our Business and Structure — RGC and our Administrator have the right to resign upon not more than 60 days’ notice, and we may not be able to find a suitable replacement for either within that time, or at all, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations” in Part I, Item 1A of this Form 10-K.
About Our Administrator
We have entered into the Administration Agreement with our Administrator, a wholly-owned subsidiary of RGC, pursuant to which our Administrator is responsible for furnishing us with office facilities and equipment and provides us with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Pursuant to the Administration Agreement, we pay our Administrator an amount equal to our allocable portion (subject to the review of our Board of Directors) of our Administrator’s overhead resulting from its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs associated with performing compliance functions. Pursuant to the terms of the Administration Agreement, the amounts payable to the Administrator from us in any fiscal year will not exceed the greater of  (i) 0.75% of the aggregate capital commitments as of the end of the most recently completed fiscal year and (ii) $1.0 million.
Oaktree Strategic Relationship
In December 2016, we and RGC entered into a strategic relationship with Oaktree Capital Management, L.P. (“Oaktree”). Oaktree is a leading global alternative investment management firm with expertise in credit strategies. The firm was formed in 1995 by a group of individuals who had been investing together since the mid-1980s in high yield bonds, convertible securities, distressed debt, real estate, control investments and listed equities. As of December 31, 2017, Oaktree comprises over 900 employees in Los Angeles (headquarters), New York, Stamford, Houston, London, Paris, Frankfurt, Dubai, Hong Kong, Tokyo, Singapore, Seoul, Beijing, Shanghai and Sydney. Oaktree has 35 portfolio managers with average experience of 23 years and over 810 years of combined investment experience.
In connection with the strategic relationship, OCM Growth Holdings, LLC, a Delaware limited liability company (“OCM”) managed by Oaktree, made an initial $125 million capital commitment to us, which was subsequently increased to $139 million (the “OCM Commitment”). OCM has granted a proxy to us pursuant to which the shares held by OCM will be voted in the same proportion as our other stockholders vote their shares.
In connection with the OCM Commitment, we entered into a stockholder agreement, dated December 15, 2016, with OCM pursuant to which OCM has a right to nominate a member of our Board of Directors for election. Brian Laibow was appointed to our Board of Directors, effective January 25, 2017, as OCM’s representative. OCM also holds an interest in RGC and has the right to appoint a member of RGC’s board of managers and a member of the Investment Committee. OCM’s initial appointee to RGC’s board of managers and Investment Committee is Brian Laibow.
We believe that our strategic relationship with Oaktree will provide us with access to additional resources and investment opportunities by expanding our network of relationships with venture backed companies. RGC expects to continue to draw upon Oaktree’s over 20-year history in the investment management business and to continue to benefit from Oaktree’s investment professionals’ significant credit expertise developed through investments in different industries and over numerous companies in the United States. In addition, we expect to utilize Oaktree’s relationships to gain better access to leverage facilities with better terms and provisions than we would otherwise be able to obtain.
Investor Optionality; Potential Spin-Offs
At any time after the third anniversary of the Initial Closing, we will offer our stockholders the option to elect to either (i) retain their ownership of shares of our common stock; (ii) exchange their shares of our common stock for shares of common stock in a newly formed entity (the “Public Fund”) that will elect to be regulated as a BDC under the 1940 Act and treated as a RIC under Subchapter M of the Code, and will use its commercially reasonable best efforts to complete an IPO of shares of its common stock not later than three years after the final closing of the Initial Private Offering, which occurred on December 1, 2017; or (iii) exchange their shares of our common stock for interests of one or more newly formed entities (each, a “Liquidating Fund”) that will each be organized as a limited liability company, and which will, among other things, seek to complete an orderly wind down and/or liquidation of any such Liquidating Fund; provided, however, in no event will a stockholder be obligated to exchange his, her or its shares of our common stock for shares of common stock in the Public Fund or interests in a Liquidating Fund. Thereafter, subject to the requisite corporate and regulatory approvals, we will offer investors the option to elect to exchange their shares of our common stock for interests of a Liquidating Fund on an annual basis. In order to effectuate these options, we expect that we would need to, among other things, transfer to the Public Fund and the Liquidating Funds, in exchange for newly issued shares of the Public Fund and interests of the Liquidating Funds, respectively, a pro rata portion of our assets and liabilities attributable to the investors that have elected to invest in the Public Fund or Liquidating Funds, respectively (such transfer of assets and liabilities and the mechanics relating thereto are referred to herein as a “Spin-Off transaction”).
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
Because RGC would be managing each of us, the Public Fund and any Liquidating Fund in connection with any Spin-Off transaction, and the 1940 Act prohibits entities under common control from engaging in certain transactions, we will likely be required to obtain exemptive and/or no-action relief from the SEC to permit us to transfer assets to a Public Fund and/or a Liquidating Fund, as well as with respect to other aspects relating to the Spin-Off transaction, including the calculation of incentive fee to be paid by us in connection with a Spin-Off transaction. There can be no assurance that we will be able to obtain such exemptive and/or no-action relief from the SEC. If we are unable to do so, then we will continue our operations in the manner otherwise set forth in this annual report on Form 10-K and our public filings with the SEC.
Investment Strategy and Approach
We typically invest in what we believe to be high growth-potential, private companies. We primarily originate our own investments in the debt and, to a lesser extent, equity of our portfolio companies and utilize a multi-strategy approach to providing growth capital to these companies. The types of loans in which we typically invest are senior secured and second lien secured loans, which generally fall into two strategies: Sponsored Growth Lending and Non-Sponsored Growth Lending.
Sponsored Growth Lending.   Our Sponsored Growth Lending generally includes loans to companies that are already backed by established venture capital and private equity firms. Our Sponsored Growth Lending typically includes the receipt of warrants and/or other equity from the venture-backed companies. We refer to these target borrowers as “venture-backed companies.” We target venture-backed companies at all stages of development, with a bias towards later-stage, including those that are pre-revenue. To a limited extent, we also selectively lend to publicly traded companies with venture capital ownership. We focus on lending to companies focused in technology, life sciences, healthcare information and services, business services and other high-growth industries. The technology sectors we focus on include communications, networking, data storage, software, cloud computing, semiconductor, power management, internet and media and consumer-related technologies. The life science sectors we focus on include biotechnology, drug discovery, drug delivery, bioinformatics and medical devices. The healthcare information and services sectors we focus on include diagnostics, medical-record services and software and other healthcare-related services and technologies that improve efficiency and quality of administered healthcare.

We believe that the Sponsored Growth Lending strategy we follow is particularly attractive because the loans have high yields and additional equity upside. Investors may receive significant current income while gaining access to equity upside in companies that are often backed by the nation’s top-tier and other respected venture capital investors. We believe our Sponsored Growth Lending strategy typically:
•
provides us access to many high-quality companies backed by top-tier investors;

•
delivers consistent returns through double-digit loan yields; and

•
participates in equity upside via warrants.

Non-Sponsored Growth Lending.   Our Non-Sponsored Growth Lending generally includes loans to fast-growing private companies that are not backed by a professional equity investor sponsor, a venture capital firm or a private equity firm or are funded by entrepreneurs themselves or no longer require institutional equity investment, including publicly traded small-cap companies. We refer to these target borrowers as “non-sponsored growth companies.” As opposed to Sponsored Growth Lending, in the case of Non-Sponsored Growth Lending, we generally intend to target companies with annual revenue of at least $20 million per year. To a limited extent, we also selectively provide non-sponsored growth loans to publicly traded companies.
We believe that our multi-strategy lending approach significantly reduces the volatility inherent in financing emerging-growth companies.
We believe the following attributes, which we expect to be included in most of the loans of our investment strategies, present an attractive risk profile:
•
meaningful amortization over the life of each loan and short to medium loan term;

•
a low ratio of leverage to enterprise value; and

•
a secured collateral position.

We believe there are significant barriers to entry in providing sponsored growth lending and non-sponsored growth lending, which results in an environment with a limited number of competitors. In particular, we believe we will be able to capitalize on the following crucial elements for success in the private growth company lending market:
•
relationships with top-tier and other respected venture capital investors, growth company entrepreneurs, and other deal referral sources;

•
reputation as a reliable, supportive, and value-added partner;

•
ability to accurately determine credit risk and gauge warrant potential; and

•
experience in the unique aspects of growth company debt pricing, structure, portfolio construction and management.

The above attributes are not easily acquired and take years to establish. We believe RGC’s experienced, disciplined, and cohesive investment team possesses these necessary capabilities.
In addition to our core strategy of providing sponsored growth lending and non-sponsored growth lending, we may also opportunistically participate in the secondary markets for sponsored growth lending and non-sponsored growth lending.
Typical attributes of our Sponsored Growth Lending and Non-Sponsored Growth Lending are as follows:
•
loan-size ranges from $5 million to $30 million;

•
short total repayment periods: typically, 36 to 60 months or less;

•
may provide for interest-only or moderate loan amortization in the initial period of the loan;

•
unlevered yield-to-maturity (i.e., the total return anticipated on a debt investment if it is held until maturity) generally ranging from 10% to 14%, which may include current interest payments, revenue participation, upfront and facility fees, an end-of-term payment and/or a payment-in-kind (“PIK”) interest payment;

•
warrants to acquire preferred or common stock in the prospective borrower that allow us to participate in any equity appreciation and enhance our overall returns;

•
senior secured lien on the borrower’s assets, including a pledge on or a promise by the borrower to not pledge the borrower’s intellectual property to another individual or lender; and

•
limited and/or flexible covenant structures and, with certain affirmative and negative covenants, default penalties, lien protection, investor abandonment provisions, material adverse change provisions, change-of-control provisions, restrictions on additional use of leverage, and reimbursement for upfront and regular internal and third-party expenses and prepayment penalties.

Market Opportunity
Our target market consists of companies that combine experienced management and an emphasis on rapid growth in large markets.
Diversified high growth-potential industries:   We target companies active in industries that support extremely rapid growth. Our Sponsored Growth Lending strategy is focused on industry sectors where venture capital investors are active, primarily technology, life sciences, healthcare information and services, business services and other high-growth industries. High-potential companies in sectors such as technology, life sciences, healthcare information and services and business services represent a large and fast-growing sector of the U.S. economy. This sector’s continued growth is supported by ongoing innovation and performance improvements in specific products as well as the adoption of innovative technologies and services across virtually all industries in response to competitive pressures. Term debt has been used by many of the largest, most successful venture-backed companies. For example, both Google and Facebook utilized term debt in their capital structures. Our Non-Sponsored Growth Lending strategy is not targeted at any specific industry sector, although we do intend to avoid restaurants, retail and real estate.
Sponsored Growth Lending:   An attractive market opportunity exists for a lender that invests in secured loans to high-potential companies that have not yet achieved profitability as there are strong incentives for borrowers and lenders in this market to transact with one another.
Sponsored growth lending provides an attractive source of funds for venture-backed companies, their management teams, and their equity capital investors, as it:
•
is typically less dilutive and complements equity financing from venture capital and private equity funds;

•
extends the time period during which a company can operate before seeking additional equity capital or pursuing a sale transaction or other liquidity event; and

•
allows companies to better match cash sources with uses.

Potential benefits to sponsored growth lenders include:
•
loan support in the form of cash proceeds from equity capital invested by venture capital and private equity firms with the goal of building enterprise value;

•
interest rates that are usually higher than rates portfolio companies could secure if they could borrow from commercial financing institutions, which normally require asset coverage and operating cash flow covenants;

•
relatively rapid amortization of loans;

•
senior ranking to equity and collateralization of loans to minimize potential loss of capital; and

•
potential equity appreciation through warrants.

Non-Sponsored Growth Lending:   An attractive market opportunity exists for a lender that invests in secured loans to high-potential companies that are growing rapidly, have reached profitability and need long-term growth capital but do not want the complications that come with selling equity to venture capital or private equity firms.
Non-sponsored growth lending provides an attractive alternative to equity capital as a source of funds for non-sponsored, high-potential, fast-growing companies, as it provides all or some of the following benefits:
•
access to growth capital without the requirement to take on institutional-size investments that may exceed the company’s capital requirements;

•
tax deductible interest payments;

•
no significant operational involvement;

•
no personal guarantees;

•
very modest dilution, if any; and

•
no loss of managerial control or forced redemption.

Capital Market Dynamics Creating More Opportunities for Sponsored Growth Lending
Healthy, stable venture environment:   The number of companies receiving venture capital financing in 2017 was 8,076, according to the National Venture Capital Association (“NVCA”), and roughly 29.0% of these transactions were first-round financings. The number of financings has averaged over 7,200 for the past ten years, and during this period slightly over one-third of these transactions were first time financings. The annual level of venture investment since 2002 has generally been in the $20- to $40- billion range with a significant increase to $69.5 billion in 2014. Increased venture investment has continued to trend upward since 2014. Venture investment totaled $72.4 billion in 2016 and $84.2 billion in 2017. We believe this activity is evidence of a healthy, stable venture environment where venture capital investment is consistently flowing into high technology-related companies. The significant increase in investment amount in 2014 – 2017 is largely the result of growth investments in later-stage companies that are staying private longer. The sponsored growth lending market is estimated to be one-seventh of venture investment activity in any given year, translating to a market for loan origination of over $4 billion based on an average year of venture funding of approximately $30 billion.1 We believe that these statistics validate a substantial market opportunity and simultaneously support availability of capital for repayment. Based on our experience, many sponsored-growth loans are repaid from proceeds of new venture-equity financing.
Growing pool of target companies:   The average time from initial venture capital investment to exit, either by IPO or M&A transaction, has lengthened considerably. According to the NVCA 2015 Yearbook, in 1998 the average number of years from initial venture investment to IPO of a U.S. venture capital-backed company was approximately three years; that number has steadily increased and has been approximately eight years since 2012.2 According to the 2017 Pitchbook NVCA Q4-2017 Venture Monitor, the median time to exit is now 5.6 years. Exits are a small (10 – 20%) proportion of companies financed by venture capital each year and are on average less than 50% of the number of companies receiving initial funding. As a result, the pool of target companies has grown larger.
Venture investment consistently outstripping venture commitments:   According to the NVCA, in 2017, $32 billion was raised by 209 funds, compared to $84 billion invested in the same year. 2017 was the twelfth year in which more money was invested by the industry than raised in new commitments; in fact, this ratio has been in place for sixteen out of the past eighteen years. This dynamic has created a strong interest in raising new venture funds; however, the fact that companies receiving venture equity investment have taken longer to achieve liquidity than similar companies a decade earlier has led to cautious investing, as traditional investors in limited partnership funds are hesitant to commit to new funds until older

1
Timo Fischer & Gaétan de Rassenfosse, Venture Debt Financing: Determinants of the Lending Decision, at 8 (Oct. 12, 2012), available at http://ssrn.com/abstract=1909602.

2
Nat’l Venture Capital Association, 2015 National Venture Capital Association Yearbook.

commitments are returned. As a result, venture capital firms continue to supplement their investment in equity capital with sponsored growth lending in many of their best portfolio companies. Sponsored growth lending is now a valued component in the capital structure of most venture-backed companies.
Limited competition:   Many viable venture-backed companies have been unable to obtain sufficient growth financing from traditional lenders, such as commercial banks or asset-based finance companies, because traditional lenders normally underwrite to tangible asset values and/or operating cash flows. If such firms do provide financing, their loans normally contain financial performance covenants stipulating tangible asset coverages or setting standards of operating performance that do not apply to our target companies. Because sponsored growth lending and non-sponsored growth lending require specialized underwriting and investment structures that fit the distinct characteristics of venture-backed companies and non-sponsored growth companies, more traditional lending approaches largely do not apply to these companies.
Competition
Our primary competitors for investments include public and private funds, other BDCs, commercial and investment banks, venture-oriented banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to qualify and maintain our qualification as a RIC.
We do not compete primarily on the financing terms we offer and believe that some competitors make loans with rates that are comparable to or lower than our rates. We also believe that our relationship-based approach to investing, which leverages the expertise of the Investment Committee in developing strong relationships with venture capital investors and venture capital-backed companies, helps us to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we expect that the relationships of RGC’s senior investment professionals will enable us to learn about, and compete effectively for, financing opportunities with attractive companies in the industries in which we seek to invest. For additional information concerning the competitive risks we face, see “Risk Factors — Risks Related to Our Business and Structure — We operate in a highly competitive market for investment opportunities and we may not be able to compete effectively.” in Part I, Item 1A of this Form 10-K.
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
No action will be required on the part of a registered stockholder to have his or her cash dividends and distributions reinvested in shares of our common stock. A registered stockholder could instead elect to receive a dividend or distribution in cash by notifying RGC in writing, so that such notice is received by RGC no later than ten days prior to the record date for distributions to the stockholders. RGC will set up an account for shares of our common stock acquired through the plan for each stockholder who does not elect to receive dividends and distributions in cash and hold such shares in non-certificated form. Those stockholders whose shares are held by a broker or other financial intermediary could receive dividends and distributions in cash by notifying their broker or other financial intermediary of their election.
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
Staffing
We do not currently have any employees. David Spreng, our President, Chief Executive Officer and Chairman of our Board of Directors, is also the founder, President, Chief Executive Officer and Chief Investment Officer of RGC. Thomas B. Raterman is our Chief Financial Officer, Treasurer, and Secretary, and serves as the Chief Financial Officer of RGC. Our Chief Financial Officer performs his functions for us under the terms of our Administration Agreement. We have also retained Carl Rizzo of Alaric Compliance Services LLC to serve as our Chief Compliance Officer pursuant to an agreement with Alaric Compliance Services LLC. Mr. Rizzo also serves as the Chief Compliance Officer for RGC.
Our day-to-day investment and administrative operations are managed by RGC and our Administrator. The Investment Committee is supported by a team of additional experienced investment professionals. RGC and our Administrator may hire additional investment and administrative professionals in the future to provide services to us, based upon our needs.
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
Implications of Being an Emerging Growth Company
We currently are, and expect to remain, an “emerging growth company,” as that term is used in the JOBS Act until the earliest of:
•
the last day of our fiscal year following the fifth anniversary of IPO, if any;

•
the last day of the first fiscal year in which our annual gross revenues of  $1,070,000,000 or more;

•
the date on which we have, during the preceding three-year period, issued more than $1.0 billion in non-convertible debt; and

•
the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of the common stock that is held by non-affiliates exceeds $700 million as of any June 30.

Under the JOBS Act, we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected. See Part I, Item 1A of this Form 10-K “Risk Factors — Risks Related to Our Business and Structure — We are obligated to maintain proper and effective internal control over financial reporting. Failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and the value of our common stock.”
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
•
an individual who is a citizen or resident of the United States;

•
a corporation created or organized in or under the laws of the United States, any state therein or the District of Columbia;

•
an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or

•
a trust if a court within the United States can exercise primary jurisdiction over the administration of the trust and one or more U.S. persons have authority to control all substantial decisions of the trust.

A “non-U.S. stockholder” means a beneficial owner of shares of our common stock that is for U.S. federal income tax purposes:
•
a nonresident alien individual;

•
a foreign corporation; or

•
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
Taxation of the Company
We have elected to be treated as a RIC under Subchapter M of the Code for 2017 and intend to qualify for treatment as a RIC annually. As a RIC, we generally will not pay corporate-level federal income taxes on any ordinary income or capital gains that we timely distribute to our stockholders as dividends.
To qualify as a RIC, we must, among other things:
•
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

•
diversify our holdings so that, at the end of each quarter of each taxable year:

•
at least 50% of the value of our total assets is represented by cash and cash items, U.S. Government securities, the securities of other RICs and other securities, with other securities limited, in respect of any one issuer, to an amount not greater than 5% of the value of our total assets and not more than 10% of the outstanding voting securities of such issuer, and

•
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

In the case of a RIC that furnishes capital to development corporations, there is an exception relating to the Diversification Tests described above. This exception is available only to RICs which the SEC determines to be principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available (“SEC Certification”). We have not sought SEC Certification, but it is possible that we may seek SEC Certification in future years. If we receive SEC Certification, we generally will be entitled to include, in the computation of the 50% value of our assets (described above), the value of any securities of an issuer, whether or not we own more than 10% of the outstanding voting securities of the issuer, if the basis of the securities, when added to our basis of any other securities of the issuer that we own, does not exceed 5% of the value of our total assets.
As a RIC, we (but not our stockholders) are generally not subject to U.S. federal income tax on investment company taxable income and net capital gains that we distribute to our stockholders in any taxable year with respect to which we distribute an amount equal to at least 90% of the sum of our (i) investment company taxable income (which includes, among other items, dividends, interest and the excess of any net realized short-term capital gains over net realized long-term capital losses and other taxable income (other than any net capital gain), reduced by deductible expenses) determined without regard to the deduction for dividends and distributions paid and (ii) net tax-exempt interest income (which is the excess of our gross tax-exempt interest income over certain disallowed deductions), or the “Annual Distribution Requirement.” We intend to distribute annually all or substantially all of such income. Generally, if we fail to meet this Annual Distribution Requirement for any taxable year, we will fail to qualify for tax treatment as a RIC for such taxable year. To the extent we meet the Annual Distribution Requirement for a taxable year, but retain our net capital gains for investment or any investment company taxable income, we will be subject to U.S. federal income tax on such retained capital gains and investment company taxable income. We may choose to retain our net capital gains for investment or any investment company taxable income, and pay the associated federal corporate income tax, including the 4% U.S. federal excise tax described below.
We are subject to a nondeductible 4% U.S. federal excise tax on certain of our undistributed income, unless we timely distribute (or are deemed to have timely distributed) an amount equal to the sum of:
•
at least 98% of our ordinary income (not taking into account any capital gains or losses) for the calendar year;

•
at least 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period generally ending on October 31 of the calendar year (unless an election is made by us to use our taxable year); and

•
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
We are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while any senior securities are outstanding unless we meet the applicable asset coverage ratios. See “— Regulation as a

Business Development Company — Senior Securities.” Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or to avoid the 4% U.S. federal excise tax, we may make such dispositions at times that, from an investment standpoint, are not advantageous.
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
Failure to Qualify as a RIC
While we have elected, and expect to qualify, to be treated as a RIC for 2017 and intend to qualify to be treated as a RIC annually, no assurance can be provided that we will qualify for tax treatment as a RIC for any taxable year. For example, we anticipate that we may have difficulty satisfying the Diversification Tests as we deploy initial capital and build our portfolio. In addition, we may have difficulty satisfying the diversification requirements after the consummation of the initial Spin-Off transaction if we decide to liquidate our portfolio since we will not be making additional investments. While we generally will not lose our status as a RIC as long as we do not acquire any non-qualifying securities or other property, under certain circumstances we may be deemed to have made an acquisition of non-qualifying securities or other property. If we have previously qualified as a RIC, but were subsequently unable to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, we would be subject to tax on all of our taxable income (including our net capital gains) at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would we be required to make distributions. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate stockholders would be eligible to claim a dividend received deduction with respect to such dividend; non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.
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
Passive Foreign Investment Companies.    We may invest in the stock of a foreign corporation which is classified as a “passive foreign investment company” (within the meaning of Section 1297 of the Code), or “PFIC.” In general, unless a special tax election has been made, we are required to pay tax at ordinary income rates on any gains and “excess distributions” with respect to PFIC stock as if such items had been realized ratably over the period during which we held the PFIC stock, plus an interest charge. Certain adverse tax consequences of a PFIC investment may be limited if we are eligible to elect alternative tax treatment with respect to such investment. No assurances can be given that any such election will be available or that, if available, we will make such an election. Additionally, if we make such election, the IRS and Treasury Department have issued proposed regulations that would not treat the income received pursuant to the election as qualifying income for purposes of the 90% Gross Income Test unless we receive such income in the same year attributable to the income inclusion. Such proposed regulations, if finalized, could make it more difficult for us to qualify as a RIC if we invest in certain PFICs.
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
Regulation as a Business Development Company
General
We have elected to be regulated as a BDC under the 1940 Act. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them. A BDC may use capital provided by stockholders and from other sources to make long-term, private investments in businesses. A BDC provides stockholders the ability to retain the liquidity of a publicly traded stock while sharing in the possible benefits, if any, of investing in primarily privately owned companies. Until an IPO, if any, we do not intend to list our common stock on a stock exchange, and it will not be publicly traded.
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
As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not “interested persons,” as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.
As a BDC, we are generally required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our gross assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 200% after each issuance of senior securities. However, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. We are permitted to increase our leverage capacity if stockholders representing at least a majority of the votes cast, at an annual or special meeting at which quorum is met, approve a proposal to do so. If we receive such stockholder approval, we would be permitted to increase our leverage capacity on the first day after such approval. Alternatively, we may increase the maximum amount of leverage we may incur to an asset coverage ratio of 150% if the “required majority” of our independent directors as defined in Section 57(o) of the 1940 Act approve such increase, with such approval becoming effective after one year. Because our common stock is not listed on a national securities exchange, if we receive approval to increase the maximum amount of leverage we may incur to an asset coverage ratio of 150% from an asset coverage ratio of 200%, then we must offer to repurchase all of our common stock held by stockholders as of the date of such approval. In addition, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage and risks related to leverage.
We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of us, RGC or our respective affiliates and, in some cases, prior approval by the SEC.
We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject our stockholders to additional indirect expenses. Our investment portfolio is also subject to diversification requirements by virtue of our election to be treated as a RIC for U.S. tax purposes and our intention to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. See “Risk Factors — Risks Related to Our Business and Structure” in Part I, Item 1A of this Form 10-K for more information.

In addition, investment companies registered under the 1940 Act and private funds that are excluded from the definition of  “investment company” pursuant to either Section 3(c)(1) or 3(c)(7) of the 1940 Act may not acquire directly or through a controlled entity more than 3% of our total outstanding voting stock (measured at the time of the acquisition), unless the funds comply with an exemption under the 1940 Act. As a result, certain of our investors may hold a smaller position in our shares than if they were not subject to these restrictions.
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
As a BDC, we are generally limited in our ability to invest in any portfolio company in which RGC or any of its affiliates currently has an investment or to make any co-investments with our investment adviser or its affiliates without an exemptive order from the SEC, subject to certain exceptions.
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
Managerial Assistance to Portfolio Companies
In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above in Qualifying Assets categories (1), (2) or (3). However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above in Qualifying Assets category (1)(c)(iv)) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. We may also receive fees for these services. RGC may provide, or arrange for the provision of, such managerial assistance on our behalf to portfolio companies that request this assistance, subject to reimbursement of any fees or expenses incurred on our behalf by RGC in accordance with our Amended Advisory Agreement.
Temporary Investments
Pending investment in other types of  “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury Bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our gross assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. RGC monitors the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities
We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. However, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. We are permitted to increase our leverage capacity if stockholders representing at least a majority of the votes cast, at an annual or special meeting at which quorum is met, approve a proposal to do so. If we receive such stockholder approval, we would be permitted to increase our leverage capacity on the first day after such approval. Alternatively, we may increase the maximum amount of leverage we may incur to an asset coverage ratio of 150% if the “required majority” of our independent directors as defined in Section 57(o) of the 1940 Act approve such increase, with such approval becoming effective after one year. Because our common stock is not listed on a national securities exchange, if we receive approval to increase the maximum amount of leverage we may incur to an asset coverage ratio of 150% from an asset coverage ratio of 200%, then we must offer to repurchase all of our common stock held by stockholders as of the date of such approval. In addition, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage and risks related to leverage.
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
Compliance Policies and Procedures
We and RGC have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a chief compliance officer to be responsible for administering the policies and procedures. Carl Rizzo currently serves as our Chief Compliance Officer.
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:
•
pursuant to Rule 13a-14 of the Exchange Act, our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;

•
pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•
pursuant to Rule 13a-15 of the Exchange Act, our management must prepare a report regarding its assessment of our internal control over financial reporting and, starting from the date on which we cease to be an emerging growth company under the JOBS Act, must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm should we become an accelerated filer; and

•
pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.
Proxy Voting Policies and Procedures
We have delegated our proxy voting responsibility to RGC. The Proxy Voting Policies and Procedures of RGC are set forth below. The guidelines will be reviewed periodically by RGC and our non-interested directors, and, accordingly, are subject to change. For purposes of the Proxy Voting Policies and Procedures described below, “we,” “our” and “us” refers to RGC.
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
Proxy Voting Records
You may obtain information about how we voted proxies by making a written request for proxy voting information to: Runway Growth Capital LLC, 205 N. Michigan Ave., Suite 4200, Chicago, IL 60601.
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
We may collect non-public information about investors from our subscription agreements or other forms, such as name, address, account number and the types and amounts of investments, and information about transactions with us or our affiliates, such as participation in other investment programs, ownership of certain types of accounts or other account data and activity. We may disclose the information that we collect from our stockholders or former stockholders, as described above, only to our affiliates and service providers and only as allowed by applicable law or regulation. Any party that receives this information uses it only for the services required by us and as allowed by applicable law or regulation, and is not permitted to share or use this information for any other purpose. To protect the non-public personal information of individuals, we restrict access to non-public personal information about our stockholders to employees of

RGC and its affiliates with a legitimate business need for the information. In order to guard our stockholders’ non-public personal information, we maintain physical, electronic and procedural safeguards that are designed to comply with applicable law. Non-public personal information that we collect about our stockholders is generally stored on secured servers located in the United States. An individual stockholder’s right to privacy extends to all forms of contact with us, including telephone, written correspondence and electronic media, such as the Internet.
Reporting Obligations
We furnish our stockholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act.
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, as well as reports on Forms 3, 4 and 5 regarding directors, officers or 10% beneficial owners of us, filed or furnished pursuant to section 13(a), 15(d) or 16(a) of the Exchange Act, are available on our website (https://runwaygrowth.com/document-center/).
Stockholders and the public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains such information.

Item 1A.   Risk Factors
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
We were formed on August 31, 2015 and elected to be regulated as a BDC on December 15, 2016. As a result of our limited operating history, we are subject to many of the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and that the value of our common stock could decline substantially. As a BDC, we are subject to the regulatory requirements of the SEC, in addition to the specific regulatory requirements applicable to BDCs under the 1940 Act and RICs under the Code. From time to time, RGC may pursue investment opportunities in which it has more limited experience. We may also be unable to replicate the historical performance of the members of the Investment Committee in prior investment funds. In addition, we may be unable to generate sufficient revenue from our operations to make or sustain distributions to our stockholders.
RGC has limited prior experience managing a BDC and a RIC.
RGC has limited experience managing a BDC and a RIC. Therefore, RGC may not be able to successfully operate our business or achieve our investment objective. As a result, an investment in our common stock may entail more risk than shares of common stock of a comparable company with a substantial operating history.
The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other types of investment vehicles. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly traded companies. Moreover, qualification for RIC tax treatment under Subchapter M of the Code requires, among other things, satisfaction of source-of-income, diversification and other requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC or RIC or could force us to pay unexpected taxes and penalties, which could be material. RGC’s limited experience in managing a portfolio of assets under such constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective.
Our investment portfolio is recorded at fair value, with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, the fair value of our investment portfolio and, as a result, there is uncertainty as to the value of our portfolio investments.
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
Our ability to achieve our investment objective depends on our ability to effectively manage and deploy capital, which depends, in turn, on RGC’s ability to identify, evaluate and monitor, and our ability to finance and invest in, companies that meet our investment criteria.
Accomplishing our investment objective on a cost-effective basis is largely be a function of RGC’s handling of the investment process, its ability to provide competent, attentive and efficient services and our access to investments offering acceptable terms. In addition to monitoring the performance of our existing investments and other responsibilities under the Amended Advisory Agreement, RGC’s investment team may also be called upon, from time to time, to provide managerial assistance to some of our portfolio companies. These demands on their time may distract them or slow the rate of investment.
Even if we are able to grow and build upon our investment portfolio, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. Our results of operations depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies as described herein, it could negatively impact our ability to pay dividends.
We operate in a highly competitive market for investment opportunities and we may not be able to compete effectively.
Our competitors include both existing and newly formed equity and debt focused public and private funds, other BDCs, investment banks, venture-oriented banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to maintain our ability to be subject to tax as a RIC. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to offer.
The competitive pressures we face may have a material adverse effect on our financial condition, results of operations and cash flows. We do not compete primarily on the financing terms we offer and believe that some competitors make loans with rates that are comparable or lower than our rates. We may lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objective.
In addition, a significant part of our competitive advantage stems from the fact that the market for investments in small, fast-growing, private companies is underserved by traditional commercial banks and other financing sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms.

Our business model depends to a significant extent upon strong referral relationships. Any inability of RGC to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
We depend upon RGC to maintain its relationships with venture capital and private equity firms, placement agents, investment banks, management groups and other financial institutions, and we expect to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If RGC fails to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom RGC has relationships are not obligated to provide us with investment opportunities, and we can offer no assurance that these relationships will generate investment opportunities for us in the future.
We are dependent upon RGC’s key personnel for our future success.
We depend on the diligence, skill and investment acumen of David Spreng, our President, Chief Executive Officer and the Chairman of our Board of Directors, along with the other investment professionals at RGC, including our Chief Financial Officer, Thomas Raterman. Mr. Spreng also serves as the President, Chief Executive Officer and Chief Investment Officer of RGC, and the Chairman of its Investment Committee. Mr. Spreng, Mr. Raterman and the other members of RGC’s senior management evaluate, negotiate, structure, close and monitor our investments. Our future success depends on the continued service of these members of RGC’s senior management. We cannot assure you that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with us. The loss of Mr. Spreng, in particular, Mr. Raterman and/or any of the other members of RGC’s senior management could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. In addition, we can offer no assurance that RGC will continue indefinitely as RGC. The members of RGC’s senior management are and may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us, and may have conflicts of interest in allocating their time. We expect that Mr. Spreng and Mr. Raterman will dedicate substantially all of their time to the activities of our company, however, Mr. Spreng may be engaged in other business activities which could divert his time and attention in the future.
In addition, neither Mr. Spreng nor Mr. Raterman have managed a BDC or a fund with a strategy similar to ours and, as a result, there can be no assurance that their experience in venture capital and small-business lending will be indicative of future results that will be achieved by us.
Our success depends on the ability of RGC to attract and retain qualified personnel in a competitive environment.
Our growth requires that RGC retains and attracts new investment and administrative personnel in a competitive market. Its ability to attract and retain personnel with the requisite credentials, experience and skills depends on several factors including, but not limited to, its ability to offer competitive wages, benefits and professional growth opportunities. Many of the entities, including investment funds (such as private equity funds and mezzanine funds) and traditional financial services companies, with which RGC competes for experienced personnel have greater resources than it has.
There are significant potential conflicts of interest which could impact our investment returns.
Mr. Spreng currently serves as the Managing Partner of Crescendo Ventures and a Partner of Decathlon Capital. In addition, our executive officers and directors, as well as the current and future members of RGC, may serve as officers, directors or principals of other entities that operate in the same or a related line of business as we do. Accordingly, they may have obligations to investors in those entities, the fulfillment of which obligations may not be in the best interests of us or our stockholders. However, RGC’s core investment team does not have a present intent to advise or manage another BDC with an investment strategy that is substantially similar to our investment strategy.
In the course of our investing activities, we pay management and incentive fees to RGC and reimburse our Administrator for certain expenses it incurs. As a result, investors in our common stock invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than an investor might achieve through direct investments. Accordingly, there may be times when the management team of RGC will have interests that differ from those of our stockholders, giving rise to a conflict.
We entered into a license agreement with RGC (the “License Agreement”) pursuant to which RGC has granted us a personal, non-exclusive, royalty-free right and license to use the name “Runway Growth Credit Fund”. Under the License Agreement, we have the right to use the “Runway Growth Credit Fund” name for so long as RGC or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Runway Growth Credit Fund” name.
In addition, we pay our Administrator, a wholly-owned subsidiary of RGC, our allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions. These arrangements may create conflicts of interest that our Board of Directors must monitor.
Our strategic relationship with Oaktree may create conflicts of interest.
OCM made an initial $125.0 million capital commitment to us, which was subsequently increased to $139.0 million. The final closing of the Initial Private Offering occurred on December 1, 2017, as of which date we had received capital commitments of  $275,000,000 in connection with the Initial Private Offering, and OCM owned approximately 50% of our outstanding common stock. In addition, OCM holds an interest in RGC. In connection with our strategic relationship with Oaktree, OCM has a right to nominate an individual for election to our board of directors. If at any time, OCM has not nominated for election a member of our Board of Directors and/or a nominated director has not yet been elected, OCM will maintain board observation rights. OCM’s initial appointee to our Board of Directors is Brian Laibow. Mr. Laibow has also been appointed to the board of managers and Investment Committee of RGC. Mr. Laibow is an employee of Oaktree and we expect that he will continue to engage in investment advisory activities for Oaktree, which could result in a conflict of interest and may distract him from his responsibilities to us and RGC.
As a result of the relationship with Oaktree and OCM, we are presumed to be an affiliate of OCM under the 1940 Act. As a result, we are not able to invest in the same portfolio companies in which any funds managed by OCM invest without seeking exemptive relief from the SEC.
The compensation we pay to RGC and our Administrator was not determined on an arm’s-length basis. Thus, the terms of such compensation may be less advantageous to us than if such terms had been the subject of arm’s-length negotiations.
The compensation we pay to RGC and our Administrator was not determined on an arm’s-length basis with an unaffiliated third party. As a result, the form and amount of such compensation may be less favorable to us than they might have been had the respective agreements been entered into through arm’s-length transactions with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our respective rights and remedies under the Amended Advisory Agreement and the Administration Agreement because of our desire to maintain our ongoing relationship with RGC, our Administrator and their respective affiliates. Any such decision, however, could cause us to breach our fiduciary obligations to our stockholders.
Our management fee may induce RGC to purchase assets with borrowed funds and our incentive fee may induce RGC to pursue speculative investments and to use leverage when it may be unwise to do so.
The management fee and the incentive fee payable by us to RGC may create an incentive for RGC to purchase assets with borrowed funds when it is unwise to do so or to pursue investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The management fee payable to RGC is calculated based on the amount of our capital commitments and assets purchased with borrowed funds or other forms of leverage. The incentive fee payable to RGC is calculated based on a percentage of our return on invested capital. The incentive fee arrangement may encourage RGC to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of our common stock.

In addition, RGC receives the incentive fee based, in part, upon net capital gains realized on our investments. As a result, in certain situations RGC may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.
A general increase in interest rates will likely have the effect of making it easier for RGC to receive incentive fees, without necessarily resulting in an increase in our net earnings.
Given the structure of the Amended Advisory Agreement, any general increase in interest rates can be expected to lead to higher interest rates applicable to our debt investments and will likely have the effect of making it easier for RGC to meet the quarterly hurdle rate for payment of income incentive fees under the Amended Advisory Agreement without any additional increase in relative performance on the part of RGC. This may occur without a corresponding increase in distributions to our stockholders. In addition, in view of the catch-up provision applicable to income incentive fees under the Amended Advisory Agreement, RGC could potentially receive a significant portion of the increase in our investment income attributable to such a general increase in interest rates. If that were to occur, our increase in net earnings, if any, would likely be significantly smaller than the relative increase in RGC’s income incentive fee resulting from such a general increase in interest rates.
RGC and our Administrator have the right to resign upon not more than 60 days’ notice, and we may not be able to find a suitable replacement for either within that time, or at all, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
RGC has the right, under the Amended Advisory Agreement, to resign at any time upon not more than 60 days’ written notice, regardless of whether we have found a replacement. Similarly, our Administrator has the right under the Administration Agreement to resign at any time upon not more than 60 days’ written notice, regardless of whether we have found a replacement. If RGC or our Administrator were to resign, we may not be able to find a new investment adviser or administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms prior to the resignation of RGC or our Administrator, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations, as well as our ability to pay distributions, are likely to be materially and adversely affected. In addition, the coordination of our internal management and investment or administrative activities, as applicable, are likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by RGC, our Administrator and their respective affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business, results of operations and cash flows.
RGC’s liability is limited under the Amended Advisory Agreement and we have agreed to indemnify RGC against certain liabilities, which may lead RGC to act in a riskier manner on our behalf than it would when acting for its own account.
Under the Amended Advisory Agreement, RGC has not assumed any responsibility to us other than to render the services called for under that agreement. It is not responsible for any action of our Board of Directors in following or declining to follow RGC’s advice or recommendations. Under the Amended Advisory Agreement, RGC and its professionals and any person controlling or controlled by RGC are not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Amended Advisory Agreement, except those resulting from acts constituting gross negligence, willful misfeasance, bad faith or reckless disregard of the duties that RGC owes to us under the Amended Advisory Agreement. In addition, as part of the Amended Advisory Agreement, we will indemnify RGC and its professionals from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Amended Advisory Agreement, except where attributable to gross negligence, willful misfeasance, bad faith or reckless disregard of such person’s duties under the Amended Advisory Agreement.

RGC may not be able to achieve the same or similar returns as those achieved by Mr. Spreng and the other members of RGC’s core investment team while they were employed at prior positions.
Although in the past Mr. Spreng and the other members of RGC’s core investment team have held senior positions at a number of investment firms, their achievements are not necessarily indicative of future results that will be achieved by RGC. We cannot assure you that we will be able to achieve the results realized by prior vehicles managed by Mr. Spreng and the other members of RGC’s core investment team.
Investors may default on capital drawdowns.
In connection with the Initial Private Offering, we will issue drawdowns on capital commitments from time to time at the discretion of RGC based upon RGC’s assessment of our needs and opportunities. To satisfy such capital drawdowns, investors may need to maintain a substantial portion of their capital commitments in assets that can be readily converted to cash. If an investor fails to pay when due installments of its capital commitment to us, and the capital commitments made by non-defaulting investors and our borrowings are inadequate to cover the defaulted capital commitment, we may be unable to pay our obligations when due. As a result, we may be subjected to significant penalties that could materially adversely affect the returns of the investors (including non-defaulting investors), and non-defaulting investors may be subject to increased expenses and/or funding requirements. Moreover, the subscription agreements signed by investors in the Initial Private Offering provide for significant adverse consequences in the event an investor defaults on its capital commitment or other payment obligations.
We may need to raise additional capital to grow because we must distribute most of our income.
We may need additional capital to fund growth in our investments. We have issued and expect to issue additional equity securities in connection with the Initial Private Offering and expect to borrow from financial institutions. A reduction in the availability of new capital could limit our ability to grow. We must distribute at least 90% of our investment company taxable income to our stockholders to maintain our tax treatment as a RIC. As a result, any such cash earnings may not be available to fund investment originations. We may, in the future, borrow under debt facilities from financial institutions and issue additional debt and equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. In addition, as a BDC, our ability to borrow or issue preferred stock may be restricted if our total assets are less than 200% of our total borrowings and preferred stock (or 150% if we satisfy certain conditions including board and/or stockholder approval, see “Risk Factors — Risks Relating to our Business and Structure — Recent legislation may allow us to incur additional leverage.”)
The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met, including board and/or stockholder approval. See “Risk Factors — Risks Relating to our Business and Structure — Recent legislation may allow us to incur additional leverage”.
Any failure on our part to maintain our status as a BDC or fail to qualify as a RIC would reduce our operating flexibility.
The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70% of their gross assets in specified types of  “qualifying assets,” primarily in private U.S. companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less. In addition, subject to certain limited exceptions, an investment in an issuer that has outstanding securities listed on a national exchange may be treated as a qualifying asset only if such issuer has a market capitalization that is less than $250 million at the time of such investment. In addition, as a RIC, the treatment for which we intend to qualify annually, we are required to satisfy certain source-of-income, diversification and distribution requirements. These constraints, among others, may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective.

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
Recent legislation may allow us to incur additional leverage.
The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. Under the legislation, we are permitted to increase our leverage capacity if stockholders representing at least a majority of the votes cast, at an annual or special meeting at which quorum is met, approve a proposal to do so. If we receive such stockholder approval, we would be permitted to increase our leverage capacity on the first day after such approval. Alternatively, we may increase the maximum amount of leverage we may incur to an asset coverage ratio of 150% if the “required majority” of our independent directors as defined in Section 57(o) of the 1940 Act approve such increase, with such approval becoming effective after one year. Because our common stock is not listed on a national securities exchange, if we receive approval to increase the maximum amount of leverage we may incur to an asset coverage ratio of 150% from an asset coverage ratio of 200%, then we must offer to repurchase all of our common stock held by stockholders as of the date of such approval. In addition, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage and risks related to leverage.
As a result of this legislation, we may be able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150%. Leverage magnifies the potential for loss on investments and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay dividends on our common stock, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique. See “Risk Factors — Risks Related to Our Business and Structure — We may borrow money, which would magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.”
Regulations governing our operation as a BDC affect our ability to raise additional capital and the way in which we do so. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.
We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are generally permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. We are permitted, however, to increase our asset coverage ratio to at least 150% if we satisfy certain conditions, including stockholder and/or board approval. See “Risk Factors — Risks Relating to our Business and Structure — Recent legislation may allow us to incur additional leverage.” If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss.
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
As a BDC, we are generally required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our gross assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 200% after each issuance of senior securities. We are permitted, however, to increase our asset coverage ratio to at least 150% if we satisfy certain conditions, including stockholder and/or board approval. See “Risk Factors — Risks Relating to our Business and Structure —  Recent legislation may allow us to incur additional leverage.” If this ratio declines below 200% or 150%, whichever is applicable, we may not be able to incur additional debt and could be required by law to sell a portion of our investments to repay some debt when it is disadvantageous to do so, which could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on RGC’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.
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
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income and our net asset value. Substantially all of our debt investments will have variable interest rates that reset periodically based on benchmarks such as LIBOR and the prime rate, so an increase in interest rates from their relatively low present levels may make it more difficult for our portfolio companies to service their obligations under the debt investments that we will hold. In addition, to the extent we borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income to the extent we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income.
In addition, a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to RGC with respect to our pre-incentive fee net investment income.
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
A large percentage of our portfolio investments are in the form of debt investments that are not publicly traded. The fair value of these securities is not readily determinable. We value these investments on at least a quarterly basis in accordance with our valuation policy, which is at all times consistent with accounting principles generally accepted in the United States (“U.S. GAAP”). Our Board of Directors utilizes the services of a third-party valuation firm to aid it in determining the fair value of these investments. The Board of Directors discusses valuations and determines the fair value in good faith based on the input of RGC and the third-party valuation firm. The participation of RGC in our valuation process could result in a conflict of interest, since the management fees are based in part on our gross assets and also because RGC is receiving performance-based incentive fees. The factors that are considered in the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparisons to publicly-traded companies, discounted cash flow, relevant credit market indices, and other relevant factors. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. In addition, the valuation of these types of securities may result in substantial write-downs and earnings volatility.
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
Although we have elected to be treated as a RIC under Subchapter M of the Code, no assurance can be given that we will be able to qualify as and maintain our qualification as a RIC. To maintain our tax treatment as a RIC, we must meet the following source-of-income, asset diversification, and distribution requirements.
The income source requirement will be satisfied if we obtain at least 90% of our gross income for each year from dividends, interest, foreign currency, payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income from certain “qualified publicly traded partnerships,” or similar sources.

The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet those requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses. We may have difficulty satisfying the diversification requirement during our ramp-up phase until we have a portfolio of investments. In addition, to the extent that we call capital to meet the asset diversification requirements and are unable to deploy such capital into income-earning investments, we may not achieve our expected operating results.
The Annual Distribution Requirement will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we may use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for tax treatment as a RIC.
If we fail to qualify as a RIC for any reason and therefore become subject to corporate-level federal U.S. income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.
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
Since, in certain cases, we may recognize taxable income before or without receiving corresponding cash payments, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain our qualification as a RIC. Accordingly, to satisfy our RIC distribution requirements, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities. If we are not able to obtain cash from other sources, we may fail to qualify for tax treatment as a RIC and thus become subject to corporate-level income tax. For additional discussion regarding the tax implications of our election to be taxed as a RIC, please see “Business — Material U.S. Federal Income Tax Considerations — Taxation of the Company” in Part I, Item 1 of this Form 10-K.

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

•
In certain cases, we may recognize taxable income before or without receiving corresponding cash payments and, as a result, we may have difficulty meeting the annual distribution requirement necessary to maintain our tax treatment as a RIC.

We may in the future choose to pay dividends in our own stock, in which case you may be required to pay U.S. federal income tax in excess of the cash you receive.
In the future, we may distribute dividends that are payable predominantly in shares of our common stock. Based on certain guidance issued by the IRS, distributions from a publicly offered RIC that are payable in stock or cash at the election of stockholders will be treated as taxable dividends that may satisfy our minimum distribution requirements even if the total amount of cash to be distributed is limited, provided that at least 20% of such dividend is payable in cash. If too many stockholders elect to receive their distribution in cash, we must allocate the cash available for distribution among the stockholders electing to receive cash (with the balance of the distribution paid in shares of our common stock). Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay U.S. federal income tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. federal tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders sell shares of our common stock in order to pay U.S. federal income taxes owed on dividends, it may put downward pressure on the trading price of our common stock.
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
Capital markets may experience periods of disruption and instability. These market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may in the future have a negative impact on our business and operations.
From time to time, capital markets may experience periods of disruption and instability. During such periods of market disruption and instability, we and other companies in the financial services sector may have limited access, if available, to alternative markets for debt and equity capital. Equity capital may be difficult to raise because, subject to some limited exceptions which will apply to us as a BDC, we will generally not be able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 200% immediately after each time we incur indebtedness. We are permitted, however, to increase that asset coverage ratio to at least 150% if we satisfy certain conditions. See “Risk Factors — Risks Relating to Our Business and Structure — Recent legislation may allow us to incur additional leverage.” The debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.
Given the extreme volatility and dislocation in the capital markets over the past several years, many BDCs have faced, and may in the future face, a challenging environment in which to raise or access capital. In addition, significant changes in the capital markets, including the extreme volatility and disruption over the past several years, has had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving these investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market-to-market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can adversely affect our investment valuations. Further, the illiquidity of our investments may make it difficult for us to sell such investments if required and to value such investments. As a result, we may realize significantly less than the value at which we will have recorded our investments. An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition or results of operations. In addition, a prolonged period of market illiquidity may cause us to reduce the volume of loans and debt securities we originate and/or fund and adversely affect the value of our portfolio investments, which could have a material and adverse effect on our business, financial condition, results of operations and cash flows.
Economic recessions or downturns could impair our portfolio companies and harm our operating results.
Many of the portfolio companies in which we make investments may be susceptible to economic slowdowns or recessions and may be unable to repay the loans we made to them during these periods. Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record our investments at their current fair value. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our and our portfolio companies’ funding costs, limit our and our portfolio companies’ access to the capital markets or result in a decision by lenders not to extend credit to us or our portfolio companies. These events could prevent us from increasing investments and harm our operating results.
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt that we hold. We may incur additional expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we will actually provide significant managerial assistance to that portfolio company, a bankruptcy court might subordinate all or a portion of our claim to that of other creditors.
There may be no future Spin-Off transactions.
No assurances can be made that any Spin-Off transaction will occur, and investors should not rely on a future Spin-Off transaction as a liquidity option. Because RGC would be managing each of us, the Public Fund and any Liquidating Fund, and the 1940 Act prohibits entities under common control from engaging in certain transactions, we will likely be required to obtain exemptive and/or no-action relief from the SEC to permit us to transfer assets to the Public Fund and/or any Liquidating Fund, as well as with respect to other aspects relating to a Spin-Off transaction. There can be no assurance that we will be able to obtain such exemptive and/or no-action relief from the SEC. If we are unable to do so, then we will continue our operations in the manner otherwise set forth in this annual report on Form 10-K and in the offering documents related to the Initial Private Offering. Alternatively, if we do obtain such exemptive and/or no-action relief, our Board of Directors would determine whether (and when) to effectuate any Spin-Off transaction, subject to the receipt of any required stockholder approvals.
The Company may exclude any investor from participating in a Spin-Off transaction if, in the reasonable discretion of the Company, there is a substantial likelihood that such investor’s exchange of shares of our common stock at such time would cause us, the Public Fund or a Liquidating Fund to (i) be in violation of, or noncompliance with, any law or regulation to which such entity is or would be subject or (ii) be deemed to hold “plan assets” under ERISA or Section 4975 of the Code because the investments of Benefit Plan Investors are deemed to be significant. If a Spin-Off transaction does occur, although it is expected that any incentive fee payable in connection with the Spin-Off transaction will be calculated using the methodology set forth in “Note 7 — Related Party Agreements and Transactions” to our financial statements in Part II, Item 8 of this Form 10-K (taking into account the pro rata portion of our assets and liabilities relating to shares of our common stock being exchanged on an as-liquidated basis), the final terms of a Spin-Off transaction will be determined at the time of any such Spin-Off transaction, and there is no guarantee that such terms will be favorable to investors. See “Business — Investor Optionality; Potential Spin-Offs” in Part I, Item 1 of this Form 10-K for more information. While we expect that a Spin-Off transaction would likely be taxable to a stockholder that chooses to participate in the Spin-Off transaction, we cannot at this time predict the specific tax consequences of any future Spin-Off transaction that may occur.
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

For any period that we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, U.S. stockholders that are individuals, trusts or estates will be taxed as though they received a distribution of some of our expenses.
A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. We currently do not qualify as a publicly offered RIC; we may qualify as a publicly offered RIC for future taxable years. For any period that we are not a publicly offered RIC, a U.S. non-corporate stockholder’s allocable portion of our affected expenses, including our management fees, is treated as an additional distribution to the stockholder and is deductible by such stockholder only to the extent permitted under the limitations described below. For U.S. non-corporate stockholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered RIC, including advisory fees. In particular, these expenses, referred to as miscellaneous itemized deductions, are deductible to an individual only to the extent they exceed 2% of such a stockholder’s adjusted gross income, and are not deductible for alternative minimum tax purposes.
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
As a public reporting entity, we are subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting, which are discussed below. See “Business — Regulation as a Business Development Company” in Part I, Item 1 of this Form 10-K. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight is required. We will continue to implement procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to incur significant additional annual expenses related to these steps and, among other things, directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to our Administrator to compensate them for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.
The systems and resources necessary to comply with public company reporting requirements will increase further once we cease to be an “emerging growth company” under the JOBS Act. As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We will remain an emerging growth company for up to five years following an IPO, if any, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30th before that time, we would cease to be an emerging growth company as of the following December 31. See “Business — Implications of Being an Emerging Growth Company” in Part I, Item 1 of this Form 10-K.

We are obligated to maintain proper and effective internal control over financial reporting. Failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and the value of our common stock.
We are obligated to maintain proper and effective internal control over financial reporting, including the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”). We will not be required to comply with all of the requirements under Section 404 until the date we are no longer an emerging growth company under the JOBS Act. Accordingly, our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 that we will eventually be required to meet. Specifically, we are required to conduct annual management assessments of the effectiveness of our internal controls over financial reporting. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the date we are no longer an emerging growth company under the JOBS Act.
Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.
Certain investors are limited in their ability to make significant investments in us.
Private funds that are excluded from the definition of  “investment company” either pursuant to Section 3(c)(1) or 3(c)(7) of the 1940 Act are restricted from acquiring directly or through a controlled entity more than 3% of our total outstanding voting stock (measured at the time of the acquisition). Investment companies registered under the 1940 Act and BDCs are also subject to this restriction as well as other limitations under the 1940 Act that would restrict the amount that they are able to invest in our securities. As a result, certain investors will be limited in their ability to make significant investments in us at a time that they might desire to do so.
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
Investors in the Initial Private Offering are subject to transfer restrictions.
Other than in connection with a Spin-Off transaction, investors who participated in the Initial Private Offering may not sell, assign, transfer or otherwise dispose of  (in each case, a “Transfer”) any common stock unless (i) we give consent and (ii) the Transfer is made in accordance with applicable securities laws. No Transfer will be effectuated except by registration of the Transfer on our books.

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
We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our charter classifying our Board of Directors in three classes serving staggered three-year terms, and authorizing our Board of Directors to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock, to amend our bylaws without stockholder approval and to increase or decrease the number of shares of stock that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.
Changes in laws or regulations governing our business or the businesses of our portfolio companies, changes in the interpretation thereof or newly enacted laws or regulations, and any failure by us or our portfolio companies to comply with these laws or regulations may adversely affect our business and the businesses of our portfolio companies.
We and our portfolio companies are subject to laws and regulations at the U.S. federal, state and local levels and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, may change from time to time, and new laws, regulations and interpretations may also come into effect, potentially with retroactive effect. Any such new or changed laws or regulations could have a material adverse effect on our business or the business of our portfolio companies. The legal, tax and regulatory environment for BDCs, investment advisers and the instruments that they utilize (including derivative instruments) is continuously evolving. In addition, there is significant uncertainty regarding recently enacted legislation (including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the regulations that have recently been adopted and future regulations that may or may not be adopted pursuant to such legislation) and, consequently, the full impact that such legislation will ultimately have on us and the markets in which we trade and invest is not fully known. Such uncertainty and any resulting confusion may itself be detrimental to the efficient functioning of the markets and the success of certain investment strategies.
In addition, as private equity firms become more influential participants in the U.S. and global financial markets and economy generally, there recently has been pressure for greater governmental scrutiny and/or regulation of the private equity industry. It is uncertain as to what form and in what jurisdictions such enhanced scrutiny and/or regulation, if any, on the private equity industry may ultimately take. Therefore, there can be no assurance as to whether any such scrutiny or initiatives will have an adverse impact on the private equity industry, including our ability to effect operating improvements or restructurings of our portfolio companies or otherwise achieve our objectives.
Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operating results or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.
Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth herein and may result in our investment focus shifting from the areas of expertise of RGC’s investment team to other types of investments in which the investment team may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.
We cannot predict how tax reform legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.
Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The U.S. House of Representatives and U.S. Senate recently passed tax reform legislation, which the President recently signed into law. Such legislation will make many changes to the Internal Revenue Code, including significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect us, our stockholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification, or could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.
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

•
they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion, or maintain their competitive position. In addition, our executive officers, directors and RGC may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and

•
they may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding debt upon maturity.

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
We intend to invest primarily in privately held companies. Generally, little public information exists about these companies, and we are required to rely on the ability of RGC’s investment team to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Also, privately held companies frequently have less diverse product lines and smaller market presence than larger competitors. These factors could adversely affect our investment returns as compared to companies investing primarily in the securities of public companies.
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
We have not yet identified all of the potential investments for our portfolio that we will acquire with the proceeds of the Initial Private Offering. Our stockholders will generally have no input with respect to investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our common stock.
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
Our portfolio may be concentrated in a limited number of industries. We invest primarily in companies focused in technology, life sciences, healthcare information and services, business services and other high growth industries. A downturn in any particular industry in which we are invested could significantly impact the aggregate returns we realize.
We invest in sectors including technology, life sciences, healthcare information and services and other high-growth industries, which are subject to specific risks related to each.
We intend to invest the largest portions of our portfolio in technology, life sciences, healthcare information and services and other high-growth industries. Our portfolio companies may address needs in technology-related industries and markets. We expect that our technology portfolio will consist of companies that commercialize and integrate products targeted at technology-related markets. There are risks in investing in companies that target technology-related markets, including rapid and sometimes dramatic price erosion of products, the reliance on capital and debt markets to finance large capital outlays, including fabrication facilities, the reliance on partners outside of the United States, particularly in Asia, and inherent cyclicality of the technology market in general. As a result of multiple factors, access to capital may be difficult or impossible for companies in our portfolio that are pursuing these markets.
We also intend to invest in life-sciences-related companies. We anticipate that our life sciences portfolio will consist primarily of companies that commercialize and integrate products in life sciences-related industries, including biotechnology, pharmaceuticals, diagnostics and medical devices. There are risks in investing in companies that target life sciences-related industries, including, but not limited to, the uncertainty of timing and results of clinical trials to demonstrate the safety and efficacy of products; failure to obtain any required regulatory approval of products; failure to develop manufacturing processes that meet regulatory standards; competition, in particular from companies that develop rival products; and the ability to protect proprietary technology. Adverse developments in any of these areas may adversely affect the value of our life sciences portfolio.
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
Given the experience of RGC’s senior investment professionals within the technology space, a number of the companies in which we intend to invest operate in technology-related sectors. The revenue, income (or losses) and valuations of technology-related companies can and often do fluctuate suddenly and dramatically. In addition, because of rapid technological change, the average selling prices of products and some services provided by technology-related sectors have historically decreased over their productive lives. As a result, the average selling prices of products and services offered by our portfolio companies that operated in technology-related sectors may decrease over time, which could adversely affect their operating results and, correspondingly, the value of any securities that we may hold. This could, in turn, materially adversely affect our business, financial condition and results of operations.
Any of our portfolio companies operating in the healthcare information and services industry are subject to extensive government regulation and certain other risks particular to that industry.
As part of our investment strategy, we plan to invest in companies in the healthcare information and services industry. Such portfolio companies provide technology to companies that are subject to extensive regulation, including Medicare and Medicaid payment rules and regulation, the False Claims Act and federal and state laws regarding the collection, use and disclosure of patient health information and the storage handling and administration of pharmaceuticals. If any of our portfolio companies or the companies to which they provide such technology fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. Portfolio companies in the healthcare information or services industry are also subject to the risk that changes in applicable regulations will render their technology obsolete or less desirable in the marketplace.
Portfolio companies in the healthcare information and services industry may also have a limited number of suppliers of necessary components or a limited number of manufacturers for their products, and therefore face a risk of disruption to their manufacturing process if they are unable to find alternative suppliers when needed. Any of these factors could materially and adversely affect the operations of a portfolio company in this industry and, in turn, impair our ability to timely collect principal and interest payments owed to us.
The main industry sectors around which we intend to develop our investments are all capital intensive.
The industry sectors in which we intend to make investments — technology, life sciences, health care information and services and business services — are each capital intensive. Currently, financing for capital-intensive companies remains difficult. In some successful companies, we believe we may need to invest more than we currently have planned to invest in these companies. There can be no assurance that we will have the capital necessary to make such investments. In addition, investing greater than planned amounts in our portfolio companies could limit our ability to pursue new investments and fund follow-on investments. Both of these situations could cause us to miss investment opportunities or limit our ability to protect existing investments from dilution or other actions or events that would decrease the value and potential return from these investments.
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
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms — which may include the waiver of certain financial covenants — with a defaulting portfolio company. These expenses could materially and adversely affect our operating results and cash flow.
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
Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used. Leveraged companies may enter into bankruptcy proceedings at higher rates than companies that are not leveraged.
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
If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, credit default swaps, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions increase. It may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.

Item 1B.   Unresolved Staff Comments
None.
Item 2.   Properties
Our corporate headquarters are located at 205 N. Michigan Ave., Suite 4200, Chicago, IL 60601 and are provided by the Administrator in accordance with the terms of the Administration Agreement. We and RGC also have offices located in Woodside, California and New York, New York. We do not own any real estate. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.
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
Item 4.   Mine Safety Disclosures
Not applicable.

PART II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Until an IPO of shares of our common stock, our outstanding common stock will be offered and sold in transactions exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D, as well as under Regulation S under the Securities Act. There is currently no established public trading market for our common stock currently, nor can we give any assurance that one will develop.
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
Holders
As of March 29, 2018, there were 141 holders of record of our common stock.
Distributions
To the extent that we have funds available, we intend to make quarterly distributions to our stockholders. Our stockholder distributions, if any, will be determined by our Board of Directors. Any distribution to our stockholders will be declared out of assets legally available for distribution. We anticipate that distributions will be paid from income primarily generated by interest and dividend income earned on investments made subsequent to the Initial Closing. We will not be able to determine whether any specific distribution will be treated as made out of our taxable earnings or as a return of capital until after the end of our taxable year. The amount treated as a tax-free return of capital will reduce a stockholder’s adjusted basis in his or her common stock, thereby increasing his or her potential gain or reducing his or her potential loss on the subsequent sale or other disposition of his or her common stock. There were no distributions paid for the years ended December 31, 2016 and December 31, 2017 or through the date of this filing.
We have elected to be treated, and intend to qualify annually, as RIC under Subchapter M of the Code. While we intend to qualify to be treated as a RIC annually, we anticipate that we may have difficulty satisfying the asset diversification requirements as we deploy initial capital and build our investment portfolio. If we fail to qualify as a RIC for any taxable year, we will be subject to corporate-level U.S. federal income tax on any net taxable income for such year. See “Business — Material U.S. Federal Income Tax Considerations” in Part I, Item 1 of this Form 10-K and “Note 2 — Summary of Significant Accounting Policies” to our financial statements in Part II, Item 8 of this Form 10-K for more information. To maintain RIC tax treatment, we must distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of our net realized long-term capital losses, if any, to our stockholders. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of: (a) 98% of our ordinary income (not taking into account any capital gains or losses) for such calendar year; (b) 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year; and (c) certain undistributed amounts from previous years on which we paid no U.S. federal income tax.

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
Unless a stockholder elects to receive distributions in cash, we intend to make such distributions in additional shares of our common stock under our dividend reinvestment plan. Although distributions paid in the form of additional shares of our common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders participating in our dividend reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes. If a stockholder holds shares of our common stock in the name of a broker or financial intermediary, such stockholder should contact such broker or financial intermediary regarding the election to receive distributions in cash in lieu of shares of our common stock. Any distributions reinvested through the issuance of shares of our common stock through our dividend reinvestment plan will increase our assets on which the incentive fee is determined and paid to RGC. See “— Dividend Reinvestment Plan” below.
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
No action will be required on the part of a registered stockholder to have his or her cash dividends and distributions reinvested in shares of our common stock. A registered stockholder could instead elect to receive a dividend or distribution in cash by notifying RGC in writing, so that such notice is received by RGC no later than 10 days prior to the record date for distributions to the stockholders. RGC will set up an account for shares of our common stock acquired through the plan for each stockholder who does not elect to receive dividends and distributions in cash and hold such shares in non-certificated form. Those stockholders whose shares are held by a broker or other financial intermediary could receive dividends and distributions in cash by notifying their broker or other financial intermediary of their election.
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

The plan will be terminable by us upon notice in writing mailed to each stockholder of record at least 30 days prior to any record date for the payment of any distribution by us. All correspondence concerning the plan should be directed to RGC by mail at Runway Growth Capital LLC, 205 N. Michigan Ave., Suite 4200, Chicago, IL 60601.
Recent Sales of Unregistered Securities and Use of Proceeds
Except as previously reported by us on our current reports on Form 8-K, we did not sell any securities during the period covered by this Form 10-K that were not registered under the Securities Act.
Item 6. Selected Financial Data
The following selected financial and other data for the years ended December 31, 2017 and 2016, and for the period from August 31, 2015 (date of inception) to December 31, 2015, is derived from our audited financial statements. The selected financial information and other data presented below should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K and with the audited financial statements and the notes thereto included in Part II, Item 8 of this Form 10-K.
Our historical results are not necessarily indicative of future results. The selected financial data in this section is not intended to replace the financial statements and is qualified in its entirety by the financial statements and related notes included in this filing.
	Year ended December 31, 2017	Year ended December 31, 2016	Inception through December 31, 2015
Income Statement Data:
Total Investment Income	$3,189,839	$—	$—
Total Operating Expenses	5,031,385	902,980	—
Net Investment Loss	(1,841,546)	(902,980)	—
Net change in unrealized appreciation (depreciation) on investments	405,251	(61)	—
Net Decrease in Net Assets Resulting from Operations	(1,436,295)	(903,041)	—
Per Share Data:
Net Investment Loss(1)	(0.66)	(83.81)	—
Net Decrease in Net Assets Resulting from Operations(1)	(0.51)	(83.82)	—
Balance Sheet Data:
Non-control/non-affiliate investments at fair value	68,216,859	—	—
Investment in U.S. Treasury Bills at fair value	72,504,649	2,999,849	—
Cash	8,141,670	1,039,931	25,000
Capital contributions receivable	—	60,783	—
Due from affiliate	23,970	—	—
Accrued interest receivable	330,926	—	—
Other accounts receivable	25,154	—	—
Prepaid expenses	96,449	85,097	—
Total Assets	$149,339,677	$4,185,660	$25,000
Total Net Assets	$127,040,377	$3,476,672	$25,000
Other Data:
Total Return based on Net Asset Value(2)	41.23%	(30.80)%	—%
Weighted average shares outstanding for period, basic	2,795,274	10,774	1,667

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

•
the effect of legal, tax and regulatory changes; and

•
the other risks, uncertainties and other factors we identify under “Risk Factors” in Part I, Item 1A of this Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”).

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
Overview
We are an externally managed, non-diversified closed-end investment management company that was formed on August 31, 2015 as a corporation under the laws of the State of Maryland. We have elected to be regulated as a BDC under the 1940 Act. In addition, we have elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code. If we fail to qualify as a RIC for any taxable year, we will be subject to corporate-level U.S. federal income tax on any net taxable income for such year. As a BDC and a RIC, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source-of-income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our investment company taxable income and net tax-exempt interest.
We are an “emerging growth company,” as defined in the JOBS Act. We could remain an emerging growth company until the last day of our fiscal year following the fifth anniversary of an IPO, if any, or until the earliest of  (i) the last day of the first fiscal year in which we have total annual gross revenue of $1,070,000,000 or more, (ii) December 31 of the fiscal year in which we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock held by non-affiliates exceeds $700.0 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months), or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period. For so long as we remain an emerging growth company under the JOBS Act, we will be subject to reduced public company reporting requirements.
We are externally managed by RGC, an investment adviser that has registered under the Investment Advisers Act of 1940, as amended. The Administrator, a wholly-owned subsidiary of RGC, provides all the administrative services necessary for us to operate.

We commenced investment activities in portfolio securities during the quarter ended June 30, 2017, and we commenced investment activities in U.S. Treasury Bills during the quarter ended December 31, 2016. In October 2015, in connection with our formation, we issued and sold 1,667 shares of our common stock to David Spreng, our President, Chief Executive Officer and Chairman of our Board of Directors, for an aggregate purchase price of  $25,000. In December 2016, we completed the Initial Closing, in connection with which we called capital and issued 333,333 shares of our common stock to investors for an aggregate purchase price of  $5,000,000. The final closing of the Initial Private Offering occurred on December 1, 2017. As of December 31, 2017, in connection with the Initial Private Offering, we had closed on capital commitments of  $275,000,000 and had issued 8,666,667 shares of our common stock to stockholders for a total purchase price of  $130,000,000.
Portfolio Composition and Investment Activity
Portfolio Composition
At December 31, 2017, we had investments in eight portfolio companies and held one U.S. Treasury Bill. The following table shows the fair value of our investments, by asset class, as of December 31, 2017:
Investments	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
Senior Secured Term Loans	$63,977,756	$63,977,756	45.5%
Warrants	3,833,913	4,239,103	3.0
Total Portfolio Investments	67,811,669	68,216,859	48.5
U.S. Treasury Bill	72,504,649	72,504,649	51.5
Total Investments	$140,316,318	$140,721,508	100.0%

As of December 31, 2016, we had purchased one U.S. Treasury Bill. The following table shows the fair value of our investment, as of December 31, 2016:
Investments	Cost	Fair Value	Percentage of Total Portfolio
U.S. Treasury Bill	$2,999,910	$2,999,849	100.0%

As of December 31, 2015, we had not commenced any investment activities.
Investment Activity
The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments as well as sales of existing investments. Our primary investment activities for the year ended December 31, 2017 were as follows:
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

•
On June 30, 2017, we funded a $3,500,000 senior secured term loan to SendtoNews Video, Inc. for a purchase price of  $3,203,539 and purchased a warrant to purchase 574,502 shares of Class B Non-Voting Shares in SendtoNews Video, Inc. for $246,461.

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

•
On October 4, 2017, we funded a $1,500,000 senior secured term loan (Tranche II) to SendtoNews Video, Inc. for a purchase price of  $1,500,000.

•
On December 4, 2017, we funded a $2,500,000 senior secured term loan (Tranche II) to Aspen Group, Inc. for a purchase price of  $2,493,750.

•
On December 15, 2017, we funded a $15,000,000 senior secured term loan to Redseal, Inc. for a purchase price of  $14,635,954 and purchased a warrant to purchase 3,569,075 shares of Series C-Prime Preferred Stock in Redseal, Inc. for $364,046.

•
On December 29, 2017, we funded a $10,000,000 senior secured term loan to zSpace, Inc. for a purchase price of  $9,192,432 and purchased a warrant to purchase 1,896,966 shares of Series E Preferred Stock in zSpace, Inc. for $707,568.

Portfolio Reconciliation
The following is a reconciliation of our investment portfolio, including U.S. Treasury Bills, for the years ended December 31, 2017 and 2016. As of December 31, 2015, we had not commenced any investment activities.
	Year Ended December 31, 2017	Year Ended December 31, 2016
Beginning Investment Portfolio	$2,999,849	$—
Purchase of Investments	67,005,037	—
Purchase of U.S. Treasury Bills	156,977,177	2,999,910
Amortization of Fixed Income Premiums and Discounts	834,194	—
Sales and Maturities of U.S. Treasury Bills	(87,500,000)	—
Net Change in Unrealized Appreciation (Depreciation) on Investments	405,251	(61)
Ending Investment Portfolio	$140,721,508	$2,999,849

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

The following table shows the investment rankings of our debt investments at fair value as of December 31, 2017. There were no debt investments held as of December 31, 2016 or 2015.
	As of December 31, 2017
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	—	—	—
2	$56,226,218	40.0%	7
3	7,751,538	5.5%	1
4	—	—	—
5	—	—	—
	$63,977,756	45.5%	8

Loans and Debt Securities on Non-Accrual Status
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of December 31, 2017, 2016 and 2015, we did not have any loans on non-accrual status.
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

Comparison of the Years Ended December 31, 2017 and 2016, and for the period from August 31, 2015 (date of inception) to December 31, 2015
	Year Ended December 31, 2017		Year Ended December 31, 2016		Inception Through December 31, 2015
	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)
Investment income
Interest income	$3,051,077	$1.09	$—	$—	$—	$—
Dividend income	117	0.00	—	—	—	—
Other income	138,645	0.05	—	—	—	—
Total investment income	3,189,839	1.14	—	—	—	—
Operating expenses
Management fees	3,587,314	1.28	169,684	15.75	—	—
Administration fees	125,000	0.04	5,774	0.54	—	—
Professional fees	544,002	0.19	216,214	20.07	—	—
Overhead allocation expense	313,147	0.11	—	—	—	—
Organizational expenses	—	—	354,713	32.92	—	—
General and administrative expenses	41,900	0.01	—	—	—	—
Directors’ fees	206,500	0.08	129,000	11.97	—	—
Consulting fees	49,650	0.02	—	—	—	—
Insurance expense	89,092	0.03	3,699	0.34	—	—
State franchise tax expense	3,414	0.00	—	—	—	—
Other expenses	71,366	0.04	23,896	2.22	—	—
Total operating expenses	5,031,385	1.80	902,980	83.81	—	—
Net investment loss	(1,841,546)	(0.66)	(902,980)	(83.81)	—	—
Net change in unrealized appreciation (depreciation)	405,251	0.14	(61)	(0.01)	—	—
Net decrease in net assets resulting from operations	(1,436,295)	(0.51)	(903,041)	(83.82)	—	—

(1)
The basic per share figures noted above are based on weighted averages of 2,795,274, 10,774 and 1,667 shares outstanding for the years ended December 31, 2017 and 2016, and for the period ended December 31, 2015, respectively.

Investment Income
Our investment objective is to maximize our total return to our stockholders primarily through current income on our loan portfolio, and secondarily through capital appreciation on our warrants and other equity positions. We intend to achieve our investment objective by investing in high growth-potential, private companies. We typically invest in senior secured and second lien secured loans that generally fall into two strategies: Sponsored Growth Lending and Non-Sponsored Growth Lending. Our Sponsored Growth Lending also typically includes the receipt of warrants and/or other equity from venture-backed companies. We expect our investments in loans will generally range from between $5.0 million to $30.0 million, and the upper end of this range may increase as we raise additional capital.
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
Investment income for the year ended December 31, 2017 was $3,189,839, due primarily to interest income earned on our portfolio investments. We had no investment income or loss generated for the periods ended December 31, 2016 or 2015, as we had not yet commenced portfolio investment activities.
Operating Expenses
Our primary operating expenses include the payment of fees to RGC under the Amended Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, including those relating to:
•
organization and offering (in an amount of up to $1,000,000 in connection with the Initial Private Offering; the amount of organizational and offering expenses in connection with the Initial Private Offering in excess of  $1,000,000 were paid by RGC);

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

Operating expenses for the years ended December 31, 2017 and 2016 were $5,031,385 and $902,980, respectively. There were no operating expenses for the period ended December 31, 2015, as we had not yet commenced operations. Operating expenses increased for the year ended December 31, 2017 from the year ended December 31, 2016 primarily due to management fees paid to RGC and professional fees incurred, which include legal, audit and tax preparation fees. Operating expenses per share for the years ended December 31, 2017 and 2016 were $1.80 per share and $83.81 per share, respectively.
Net Investment Loss
Net investment loss for the years ended December 31, 2017 and 2016 were $1,841,546 and $902,980, respectively. There was no investment income or loss for the period ended December 31, 2015 as we had not yet commenced investment activities. The net investment loss increased for the year ended December 31, 2017 from the year ended December 31, 2016 primarily due to the management fees and professional fees incurred, partially offset by interest and other income earned on our portfolio investments during the year ended December 31, 2017. Net investment loss per share for the years ended December 31, 2017 and 2016 were $0.66 per share and $83.81 per share, respectively.
Net Change in Unrealized Appreciation (Depreciation) on Investments
The net change in unrealized appreciation on investments of  $405,251 for the year ended December 31, 2017 was primarily due to an increase in the fair value of our warrants for common stock of Aspen Group, Inc. The net change in unrealized depreciation on investments of  $61.00 for the year ended December 31, 2016 was solely due to the loss on U.S. Treasury Bills. There was no change in unrealized appreciation (depreciation) on investments for the period ended December 31, 2015, as we had not yet commenced investment activities.
Net Decrease in Net Assets Resulting from Operations
Net decrease in net assets resulting from operations for the years ended December 31, 2017 and 2016 were $1,436,295 and $903,041, respectively. The net decrease in net assets resulting from operations for the year ended December 31, 2017 was primarily due to management fees and professional fees incurred, partially offset by interest and other income earned from our portfolio investments and the net change in unrealized appreciation related to our warrants for common stock of Aspen Group, Inc. The net decrease in net assets resulting from operations for the year ended December 31, 2016 was primarily due to management fees, organizational expenses and professional fees incurred. There was no net increase (decrease) in net assets resulting from operations for the period ended December 31, 2015 as we had not yet commenced operations.
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
During the year ended December 31, 2017, cash and cash equivalents increased to $8,141,670, from $1,039,931 as of December 31, 2016. This increase was primarily the result of the maturity of the U.S. Treasury Bills for $87,500,000 and the issuance of common stock for $125,000,000 and was partially offset by the purchase of investments in portfolio companies and U.S. Treasury Bills.
During the year ended December 31, 2016, cash and cash equivalents increased to $1,039,931, from $25,000 as of December 31, 2015. The increase was primarily the result of the issuance of common stock for $5,000,000 and was partially offset by the purchase of investments in U.S. Treasury Bills.

Equity Activity
We have the authority to issue 100,000,000 shares of common stock, $0.01 par value per share.
On October 8, 2015, we issued 1,667 shares of our common stock to David Spreng, our President, Chief Executive Officer and Chairman of our Board of Directors, for an aggregate purchase price of $25,000. The remaining shares were issued in connection with the Initial Private Offering, as follows:
Issuance Date	Shares Issued	Price Per Share	Gross Proceeds
December 22, 2016	333,333	$15.00	$5,000,000
April 19, 2017	1,000,000	$15.00	15,000,000
June 26, 2017	1,666,667	$15.00	25,000,000
September 12, 2017	2,666,667	$15.00	40,000,000
December 22, 2017	3,000,000	$15.00	45,000,000
Total	8,666,667		$130,000,000

During the year ended December 31, 2017, we closed on capital commitments in the amount of $65,498,500 for total commitments of  $275,000,000. We had no other equity transactions as of December 31, 2017.
Contractual Obligations
	Payments Due By Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Payable for securities purchased(1)	$18,995,710	$18,995,710	$—	$—	$—

(1)
Payable for securities purchased relates to the purchase of the U.S. Treasury Bill on margin. The payable for securities purchased was subsequently repaid in January 2018.

Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.
Distributions
To the extent that we have funds available, we intend to make quarterly distributions to our stockholders. Our stockholder distributions, if any, will be determined by our Board of Directors. Any distribution to our stockholders will be declared out of assets legally available for distribution. We anticipate that distributions will be paid from income primarily generated by interest and dividend income earned on investments made subsequent to the Initial Closing. During the years ended December 31, 2017 and 2016 and the period ended December 31, 2015, we did not declare or pay any dividends or distributions.
Critical Accounting Policies
Basis of Presentation
The preparation of the financial statements and related disclosures in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reports. Actual results could materially differ from those estimates. We believe that our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, include the valuation of investments and our election to be treated, and intent to qualify annually, as a RIC. See “Note 2 — Summary of Significant Accounting Policies” to our financial statements for the year ended December 31, 2017, which describes our critical accounting policies and recently adopted accounting pronouncements not yet required to be adopted by us.
Valuation of Investments
We measure the value of our investments at fair value in accordance with ASC Topic 820, issued by the FASB. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
The Audit Committee is responsible for assisting our Board of Directors in valuing investments that are not publicly traded or for which current market values are not readily available. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to portfolio investments for which market quotations are not readily available, our Board of Directors, with the assistance of the Audit Committee, RGC and its senior investment team and independent valuation agents, is responsible for determining, in good faith, the fair value in accordance with the valuation policy approved by our Board of Directors. If more than one valuation method is used to measure fair value, the results are evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results. We consider a range of fair values based upon the valuation techniques utilized and select the value within that range that was most representative of fair value based on current market conditions as well as other factors RGC’s senior investment team considers relevant.
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
ASC Topic 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. ASC Topic 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation. In accordance with ASC Topic 820, these inputs are summarized in the three levels listed below:
•
Level 1 — Valuations are based on quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

•
Level 2 — Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly and model-based valuation techniques for which all significant inputs are observable.

•
Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models incorporating significant unobservable inputs, such as discounted cash flow models and other similar valuations techniques. The valuation of Level 3 assets and liabilities generally requires significant management judgment due to the inability to observe inputs to valuation.

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

•
The Audit Committee then reviews these preliminary valuations from RGC and the independent valuation firm, if any; and

•
Our Board of Directors then discusses valuations and determines the fair value of each investment in our portfolio, in good faith, based on the input of RGC, the independent valuation firm and the Audit Committee.

Our investments are primarily loans made to small, fast-growing companies focused in technology, life sciences, health care information and services, business services and other high-growth industries. These investments are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indices for these types of debt instruments and, thus, RGC’s senior investment team must estimate the fair value of these investment securities based on models utilizing unobservable inputs.
Investment Valuation Techniques
Debt Investments.   To determine the fair value of our debt investments, we compare the cost basis of the debt investment, which includes original issue discount, to the resulting fair value determined using a discounted cash flow model, unless another model is more appropriate based on the circumstances at the measurement date. The discounted cash flow approach entails analyzing the interest rate spreads for recently completed financing transactions which are similar in nature to our investments, in order to determine a comparable range of effective market interest rates for our investments. The range of interest rate spreads utilized is based on borrowers with similar credit profiles. All remaining expected cash flows of the investment are discounted using this range of interest rates to determine a range of fair values for the debt investment.
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

Warrants.   Fair value of warrants is primarily determined using a Black Scholes option-pricing model. Privately held warrants and equity-related securities are valued based on an analysis of various factors including, but not limited to, the following:
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

•
Historical portfolio experience on cancellations and exercises of warrants are utilized as the basis for determining the estimated life of the warrants in each financial reporting period. Warrants may be exercised in the event of acquisitions, mergers or IPOs, and cancelled due to events such as bankruptcies, restructuring activities or additional financings. These events cause the expected remaining life assumption to be shorter than the contractual term of the warrants. Significant increases or decreases in this unobservable input could result in a significantly higher or lower fair value.

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
These valuation methodologies involve a significant degree of judgment. There is no single standard for determining the fair value of investments that do not have an active public market. Valuations of privately held investments are inherently uncertain, as they are based on estimates, and their values may fluctuate over time. The determination of fair value may differ materially from the values that would have been used if an active market for these investments existed. In some cases, the fair value of such investments is best expressed as a range of values derived utilizing different methodologies from which a fair value may then be determined.
Equity Investments.   The fair value of an equity investment in a privately held company is initially the face value of the amount invested. We adjust the fair value of equity investments in private companies upon the completion of a new third-party round of equity financing subsequent to our investment. We may make adjustments to fair value, absent a new equity financing event, based upon positive or negative changes in a portfolio company’s financial or operational performance. We may also reference comparable transactions and/or secondary market transactions in connection with our determination of fair value. The fair value of an equity investment in a publicly traded company is based upon the closing public share price on the date of measurement. These assets are recorded at fair value on a recurring basis. These valuation methodologies involve a significant degree of judgment. There is no single standard for determining the fair value of investments that do not have an active public market. Valuations of privately held investments are inherently uncertain, as they are based on estimates, and their values may fluctuate over time. The determination of fair value may differ materially from the values that would have been used if an active market for these investments existed. In some cases, the fair value of such investments is best expressed as a range of values derived utilizing different methodologies from which a fair value may then be determined.
Fair Value
The Company’s assets measured at fair value on a recurring basis subject to the requirements of ASC Topic 820 at December 31, 2017 and 2016 were as follows:
	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Term Loans	$—	$—	$63,977,756	$63,977,756
Warrants	—	—	4,239,103	4,239,103
Total Portfolio Investments	—	—	68,216,859	68,216,859
U.S. Treasury Bill	72,504,649	—	—	72,504,649
Total Investments	$72,504,649	$—	$68,216,859	$140,721,508

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
U.S. Treasury Bill	$2,999,849	$—	$—	$2,999,849
Total Investments	$2,999,849	$—	$—	$2,999,849

As of December 31, 2015, we had not commenced any investment activities.
The Company recognized transfers into and out of the levels indicated above at the end of the reporting period. There were no transfers into or out of the levels during the years ended December 31, 2017 and 2016.
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

Management and Incentive Fees
We accrue for base management fees and incentive fees. The accrual for incentive fees includes the recognition of incentive fees on unrealized capital gains, even though such incentive fees are neither earned nor payable to RGC until the gains are both realized and in excess of unrealized depreciation on investments. See “Note 7 — Related Party Agreements and Transactions” to our financial statements in Part II, Item 8 of this Form 10-K for more information on the Amended Advisory Agreement and the fee structure thereunder.
Income Taxes
We have elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code. Generally, a RIC is not subject to U.S. federal income taxes on distributed income and gains if it distributes at least 90% of its net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any, to its stockholders. So long as we qualify, and maintain our status, as a RIC, we generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. Rather, any tax liability related to income earned by us represents obligations of our investors and will not be reflected in the financial statements of the Company. We intend to make sufficient distributions to maintain our RIC tax treatment each year and we do not anticipate paying any material U.S. federal income taxes in the future.
Recent Developments
Subsequent to December 31, 2017, through March 29, 2018, we funded the following transaction:
Date	Investment Name	Principal	Cost Allocated to Loan	Cost Allocated to Warrant
2/8/2018	eSilicon Corporation-Tranche II	$5,000,000	$4,950,000	$—
On February 13, 2018, the Placecast senior secured loan was prepaid and we exercised our warrant in Placecast, Inc. for total proceeds of  $2,474,399 resulting in a realized gain of  $456,001.
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk
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

Interest Rate Risk
Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest-bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates.
We typically expect that interest rates on the investments held in our portfolio will be based on LIBOR, with many of these investments also having a LIBOR floor. As of December 31, 2017, 100.0%, or $63,977,756 (at cost), of our debt portfolio investments bore interest at variable rates, which are LIBOR-based and subject to certain floors, and none of our debt portfolio investments bore interest at fixed rates. As of December 31, 2017, 23.0% of our debt portfolio investments, or $14,714,760 (at cost), are subject to a 12.0% cap on cash interest. Any interest above the cap will accrue to principal and be treated as PIK interest. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase our investment income by a maximum of approximately $1,350,000 and decrease our investment income by a maximum of approximately $300,000, on an annual basis.
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

Item 8.   Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Runway Growth Credit Fund Inc.
Opinion on the Financial Statements
We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of Runway Growth Credit Fund Inc. (formerly known as GSV Growth Credit Fund Inc.) (the Company) as of December 31, 2017 and 2016, and the related statements of operations, changes in net assets and cash flows for each of the two years in the period ended December 31, 2017, and for the period from August 31, 2015 to December 31, 2015, the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, and for the period from August 31, 2015 to December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that response to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2017, by correspondence with the custodians and portfolio companies. We believe that our audits provide a reasonable basis for our opinion.
/s/ RSM US LLP
We have served as the Company's auditor since 2015.
Chicago, Illinois
March 29, 2018

RUNWAY GROWTH CREDIT FUND INC.

Statements of Assets and Liabilities
	December 31, 2017	December 31, 2016
Assets
Investments at fair value:
Non-control/non-affiliate investments at fair value (cost of $67,811,669 and $0, respectively)	$68,216,859	$—
Investment in U.S. Treasury Bills at fair value (cost of $72,504,649 and $2,999,910, respectively)	72,504,649	2,999,849
Total investments at fair value (cost of $140,316,318 and $2,999,910, respectively)	140,721,508	2,999,849
Cash and cash equivalents	8,141,670	1,039,931
Capital contributions receivable	—	60,783
Accrued interest receivable	330,926	—
Other accounts receivable	25,154	—
Prepaid expenses	96,449	85,097
Total assets	149,315,707	4,185,660
Liabilities
Payable for securities purchased	18,995,710	—
Due to portfolio company	3,000,000	—
Due to affiliate	11,954	648,805
Accrued expenses and other liabilities	267,666	60,183
Total liabilities	22,275,330	708,988
Commitments and contingencies (Note 3)
Net assets
Common stock, $0.01 par value; 100,000,000 shares authorized; 8,668,334 and 335,000 shares issued and outstanding, respectively	86,683	3,350
Additional paid-in capital	126,920,269	3,804,448
Accumulated undistributed net investment loss	(307,417)	(331,065)
Accumulated undistributed net realized loss	(64,348)	—
Accumulated net unrealized gain (loss)	405,190	(61)
Total net assets	$127,040,377	$3,476,672
Net asset value per share	$14.66	$10.38

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Statements of Operations
	Year Ended December 31, 2017	Year Ended December 31, 2016	For the Period from Inception (August 31, 2015) to December 31, 2015
Investment income
Interest income from non-control/non-affiliate investments	$3,023,456	$—	$—
Interest income from U.S. Treasury Bills	27,621	—	—
Dividend income from non-control/non-affiliate investments	117	—	—
Other income from non-control/non-affiliate investments	50,000	—	—
Other income from non-investment sources	88,645	—	—
Total investment income	3,189,839	—	—
Operating expenses
Management fees	3,587,314	169,684	—
Administration fee	125,000	5,774	—
Professional fees	544,002	216,214	—
Overhead allocation expense	313,147	—	—
General and administrative expenses	41,900	—	—
Organizational expenses	—	354,713	—
Directors’ fees	206,500	129,000	—
Consulting fees	49,650	—	—
Insurance expense	89,092	3,699	—
State franchise tax expense	3,414	—	—
Other expenses	71,366	23,896	—
Total operating expenses	5,031,385	902,980	—
Net investment loss	(1,841,546)	(902,980)	—
Net change in unrealized appreciation (depreciation) on investments
Net change in unrealized appreciation (depreciation) on non-control/non-affiliate investments	405,190	—	—
Net change in unrealized appreciation (depreciation) on U.S. Treasury Bills	61	(61)	—
Net change in unrealized appreciation (depreciation) on investments	405,251	(61)	—
Net decrease in net assets resulting from operations	$(1,436,295)	$(903,041)	$—
Net decrease in net assets resulting from operations per common share	$(0.51)	$(83.82)	$—
Net investment loss per common share	$(0.66)	$(83.81)	$—
Weighted-average shares outstanding	2,795,274	10,774	1,667(1)

(1)
Total shares outstanding for the period from October 8, 2015 to December 31, 2015.

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Statements of Changes in Net Assets
	Year Ended December 31, 2017	Year Ended December 31, 2016	For the Period from Inception (August 31, 2015) to December 31, 2015
Net decrease in net assets from operations
Net investment loss	$(1,841,546)	$(902,980)	$—
Net change in unrealized appreciation (depreciation) on investments	405,251	(61)	—
Net decrease in net assets resulting from operations	(1,436,295)	(903,041)	—
Capital share transactions
Offering costs	—	(645,287)	—
Issued common stock	125,000,000	5,000,000	25,000
Net increase in net assets resulting from capital share transactions	125,000,000	4,354,713	25,000
Total increase in net assets	123,563,705	3,451,672	25,000
Net assets at beginning of period	3,476,672	25,000	—
Net assets at end of period	$127,040,377	$3,476,672	$25,000
Capital share activity
Shares issued	8,333,334	333,333	1,667
Shares outstanding at beginning of period	335,000	1,667	—
Shares outstanding at end of period	8,668,334	335,000	1,667

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Statements of Cash Flows
	Year Ended December 31, 2017	Year Ended December 31, 2016	For the Period from Inception (August 31, 2015) to December 31, 2015
Cash flows from operating activities
Net decrease in net assets resulting from operations	$(1,436,295)	$(903,041)	$—
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(67,005,037)	—	—
Purchase of U.S. Treasury Bills	(156,977,177)	(2,999,910)	—
Sale or maturity of U.S. Treasury Bills	87,500,000	—	—
Net change in unrealized (appreciation) depreciation on non-control/non-affiliate investments	(405,190)	—	—
Net change in unrealized (appreciation) depreciation on U.S. Treasury Bills	(61)	61	—
Amortization of fixed income premiums or discounts	(834,194)	—	—
Changes in operating assets and liabilities:
Accrued interest receivable	(330,926)	—	—
Other accounts receivable	(25,154)	—	—
Prepaid expenses	(11,352)	(85,097)	—
Due to portfolio company	3,000,000	—	—
Payable for securities purchased	18,995,710	—	—
Due to affiliate	(636,851)	648,805	—
Accrued expenses and other liabilities	207,483	60,183	—
Net cash used in operating activities	(117,959,044)	(3,278,999)	—
Cash flows from financing activities
Offering costs	—	(645,287)	—
Net cash received from common stock issued, net of change in capital contributions receivable	125,060,783	4,939,217	25,000
Net cash provided by financing activities	125,060,783	4,293,930	25,000
Net increase in cash	7,101,739	1,014,931	—
Cash and cash equivalents at beginning of period	1,039,931	25,000	—
Cash and cash equivalents at end of period	$8,141,670	$1,039,931	$25,000
Supplemental Disclosure of Cash Flow Information
Taxes paid	$3,414	$—	$—

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments
December 31, 2017
Portfolio Companies	Sub-Industry	Investment Description(1)(5)(6)	Acquisition Date	Principal/ Shares	Cost	Fair Value(2)	% of Net Assets
Non-control/non-affiliate investments
Senior Secured Term Loans
AllClear ID, Inc.	Specialized Consumer Services	LIBOR+10.75%, 12.25% floor, 5% ETP, due 8/31/2020	8/31/2017	$10,000,000	$9,068,668	$9,068,668	7.14%
Aspen Group Inc.	Education Services	Tranche I: LIBOR+10%, 10% floor, 3.25% ETP, due 7/25/2021(4)	7/25/2017	$5,000,000	4,467,483	4,467,483	3.52
		Tranche II: LIBOR+10%, 10% floor, 3.25% ETP, due 7/25/2021(4)	12/4/2017	$2,500,000	2,495,740	2,495,740	1.96
eSilicon Corporation	Semiconductors	LIBOR+10.5%, 11.5% floor, 5% ETP, due 7/15/2020	7/31/2017	$10,000,000	9,555,024	9,555,024	7.52
Mojix, Inc.	Application Software	Tranche I: LIBOR+10%, 11% floor, 5% ETP, due 5/15/2021(4)	5/16/2017	$6,000,000	5,802,549	5,802,549	4.57
		Tranche II: LIBOR+10%, 11% floor, 5% ETP, due 5/15/2021(4)	8/3/2017	$2,000,000	1,948,989	1,948,989	1.53
Placecast, Inc.	Internet Software & Services	LIBOR+10.75%, 11.75% floor, 5% ETP, due 6/15/2020	6/21/2017	$2,000,000	1,981,236	1,981,236	1.56
RedSeal, Inc.	Application Software	LIBOR+9.5%, 11% floor, 5.25% ETP, due 12/15/2020	12/15/2017	$15,000,000	14,656,171	14,656,171	11.54
SendtoNews Video, Inc.	Advertising	Tranche I: LIBOR+11%, 11% floor, 4% ETP, due 6/30/2020(3)(7)	6/30/2017	$3,500,000	3,305,812	3,305,812	2.60
		Tranche II; LIBOR+11%, 11% floor, 4% ETP, due 6/30/2020(3)(7)	10/4/2017	$1,500,000	1,500,000	1,500,000	1.18
zSpace, Inc.	Application Software	LIBOR+10.5%, 12% floor, 5% ETP, due 12/29/2020	12/29/2017	$10,000,000	9,196,084	9,196,084	7.24
Total Senior Secured Term Loans					$63,977,756	$63,977,756	50.36%
See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments – (continued)
December 31, 2017

Portfolio Companies	Sub-Industry	Investment Description(1)(5)(6)	Acquisition Date	Principal/ Shares	Cost	Fair Value(2)	% of Net Assets
Non-control/non-affiliate investments (continued)
Warrants(8)
AllClear ID, Inc.	Specialized Consumer Services	Warrant for Common Stock, exercise price $0.01/share, expires 8/31/2027	8/31/2017	523,893	$1,053,025	$1,053,025	0.83%
Aspen Group Inc.	Education Services	Warrant for Common Stock, exercise price $6.87/share, expires 7/25/2022	7/252017	224,174	583,301	1,018,000	0.80
eSilicon Corporation	Semiconductors	Warrant for Series H Preferred Stock, exercise price $1.01/ share, expires 7/31/2027	7/31/2017	1,485,149	543,564	543,564	0.43
Mojix, Inc.	Application Software	Warrants for Series E Preferred Stock, exercise price $0.1064/ share, expires 5/16/2027	5/16/2017	11,744,808	303,016	281,900	0.22
Placecast, Inc.	Internet Software & Services	Warrant for Series C Preferred Stock, exercise price $1.5669/ share, expires 6/21/2027	6/21/2017	127,643	$32,932	$31,400	0.02%
RedSeal, Inc.	Application Software	Warrant for Series C-Prime Preferred Stock, exercise price $0.27318/share, expires 12/15/2027	12/15/2017	3,569,075	364,046	364,046	0.29
SendtoNews Video, Inc.	Advertising	Warrant for Class B Non-Voting Stock, exercise price $0.67/share, expires 6/30/2027(3)(7)	6/30/2017	574,502	246,461	239,600	0.19
zSpace, Inc.	Application Software	Warrant for Series E Preferred Stock, exercise price $0.90/ share, expires 12/29/2027	12/29/2017	1,896,966	707,568	707,568	0.56
Total Warrants					3,833,913	4,239,103	3.34
Total non-control/non-affiliate investments					67,811,669	68,216,859	53.70
U.S. Treasury		U.S. Treasury Bill, 0%, due 1/4/2018		$72,509,000	72,504,649	72,504,649	57.07
Total Investments					$140,316,318	$140,721,508	110.77%

(1)
Disclosures of interest rates on notes include cash interest rates, payment-in-kind (“PIK”) interest rates and end-of-term-payment (“ETP”) interest rates, as applicable. Unless otherwise indicated, all of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to the 3-Month London Interbank Offered Rate (“LIBOR”). At December 31, 2017, the 3-Month LIBOR was 1.69%.

(2)
All investments in portfolio companies are restricted as to resale and were valued at fair value as determined in good faith by the Company’s Board of Directors.

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments – (continued)
December 31, 2017

(3)
Investment is not a qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 3.59% of total investments at fair value as of December 31, 2017. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).

(4)
Represents a PIK security. If the interest rate goes above the cap of 12.00%, PIK interest will be accrued on the excess amount and paid at maturity.

(5)
All investments are valued using unobservable inputs, except the U.S. Treasury Bill which is valued using observable inputs.

(6)
All investments are domiciled in the United States, unless otherwise noted.

(7)
Investment is domiciled in Canada.

(8)
Investments are non-income producing.

The following tables show the fair value of our portfolio of investments (excluding any U.S. Treasury Bills held) by geographic region and industry as of December 31, 2017:
	December 31, 2017
Geographic Region	Investments at Fair Value	Percentage of Net Assets
Canada	$5,045,412	3.97%
Midwestern United States	10,121,693	7.97
Western United States	53,049,754	41.76
Total	$68,216,859	53.70%

	December 31, 2017
Industry	Investments at Fair Value	Percentage of Net Assets
Advertising	$5,045,412	3.97%
Application Software	32,957,307	25.95
Education Services	7,981,223	6.28
Internet Software and Services	2,012,636	1.58
Semiconductors	10,098,588	7.95
Specialized Consumer Services	10,121,693	7.97
Total	$68,216,859	53.70%

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments – (continued)
December 31, 2017

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments
December 31, 2016
Investment	Principal	Cost	Fair Value	% of Net Assets
U.S. Treasury
U.S. Treasury Bill, 0%, due 01/05/2017	$3,000,000	$2,999,910	$2,999,849	86.29%
Total Investments		$2,999,910	$2,999,849	86.29%

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Notes to Financial Statements as of December 31, 2017
Note 1 — Organization
Runway Growth Credit Fund Inc. (the “Company”) is a Maryland corporation that was formed on August 31, 2015. On June 13, 2017, the Company changed its name to “Runway Growth Credit Fund Inc.” from “GSV Growth Credit Fund Inc.” The Company is an externally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). While the Company intends to qualify to be treated as a RIC annually, the Company anticipates that it may have difficulty satisfying the asset diversification requirements as it deploys initial capital and builds its investment portfolio.
The Company was formed primarily to lend to, and selectively invest in, small, fast-growing companies in the United States. The Company’s investment objective is to maximize its total return to its stockholders primarily through current income on its loan portfolio, and secondarily through capital appreciation on its warrants and other equity positions. The Company’s investment activities are managed by its external investment adviser, Runway Growth Capital LLC (“RGC”), formerly known as GSV Growth Credit LLC. Runway Administrator Services LLC (the “Administrator”), formerly known as GSV Credit Service Company, LLC, is a wholly owned subsidiary of RGC and provides all administrative services necessary for the Company to operate.
In October 2015, in connection with the Company’s formation, the Company issued and sold 1,667 shares of common stock to David Spreng, the President and Chief Executive Officer of the Company and Chairman of the Company’s Board of Directors, for an aggregate purchase price of  $25,000. The sale of shares of common stock was approved by the unanimous consent of the Company’s sole director at the time. In December 2016, the Company completed the initial closing of capital commitments in its first private offering of shares of common stock to investors (the “Initial Private Offering”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), and other applicable securities laws. The final closing of the Initial Private Offering occurred on December 1, 2017. As of December 31, 2017, in connection with the Initial Private Offering, the Company had closed on capital commitments of  $275,000,000 and had issued 8,666,667 shares of its common stock for a total purchase price of  $130,000,000.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements of the Company are prepared on the accrual basis of accounting in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and pursuant to the requirements for reporting on Form 10-K and Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is an investment company following the specialized accounting and reporting guidance specified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services —  Investment Companies.
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
Cash and cash equivalents
Cash represents cash deposits held at financial institutions, while cash equivalents are highly liquid investments held at financial institutions with an original maturity of three months or less at the date of

RUNWAY GROWTH CREDIT FUND INC.

Notes to Financial Statements as of December 31, 2017

acquisition. At December 31, 2017, cash and cash equivalents balances totaling $8,141,670 exceeded Federal Deposit Insurance Corporation protection levels of  $250,000 by $7,891,670, subjecting the Company to risks related to the uninsured balance. Cash and cash equivalents are held at large, established, high credit-quality financial institutions, and management believes that risk of loss associated with any uninsured balance is remote.
Capital Contributions Receivable
Capital contributions receivable represents amounts received from investors subsequent to year-end, for contributions with an effective date before the year-end. As of December 31, 2017, the Company had no capital contributions receivable. As of December 31, 2016, the Company had $60,783 of capital contributions receivable.
Due to Portfolio Company
On December 15, 2017 the Company closed on and funded a $15,000,000 loan to a portfolio company, $3,000,000 of which represented a sinking fund to be held in a blocked bank account on which the Company is the only party authorized to approve payments. As of December 31, 2017, the bank at which the account was to be held had not fully executed the blocked account control agreement and as such, though treated contractually as advanced and earning interest, the funds remained with the Company’s custodian until all signatures were received on January 2, 2018. This $3,000,000 is included in Due to Portfolio Company on the Statements of Assets and Liabilities.
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
Valuation of Investments
The Company measures the value of its investments at fair value in accordance with ASC (as previously defined) Topic 820, Fair Value Measurements and Disclosure (“ASC Topic 820”), issued by the FASB. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
The audit committee of the Company’s Board of Directors (the “Audit Committee”) is responsible for assisting its Board of Directors in valuing investments that are not publicly traded or for which current market values are not readily available. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to portfolio investments for which market quotations are not

RUNWAY GROWTH CREDIT FUND INC.

Notes to Financial Statements as of December 31, 2017

readily available, the Company’s Board of Directors, with the assistance of the Audit Committee, RGC and its senior investment team and independent valuation agents, is responsible for determining, in good faith, the fair value in accordance with the valuation policy approved by the Board of Directors. If more than one valuation method is used to measure fair value, the results are evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results. The Company considers a range of fair values based upon the valuation techniques utilized and selects the value within that range that was most representative of fair value based on current market conditions as well as other factors RGC’s senior investment team considers relevant.
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
ASC Topic 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. ASC Topic 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation. In accordance with ASC Topic 820, these inputs are summarized in the three levels listed below:
•
Level 1 — Valuations are based on quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

•
Level 2 — Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly and model-based valuation techniques for which all significant inputs are observable.

•
Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models incorporating significant unobservable inputs, such as discounted cash flow models and other similar valuations techniques. The valuation of Level 3 assets and liabilities generally requires significant management judgment due to the inability to observe inputs to valuation.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of observable input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.
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

RUNWAY GROWTH CREDIT FUND INC.

Notes to Financial Statements as of December 31, 2017

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

•
The Audit Committee then reviews these preliminary valuations from RGC and the independent valuation firm, if any; and

•
The Company’s Board of Directors then discusses valuations and determines the fair value of each investment in the Company’s portfolio, in good faith, based on the input of RGC, the independent valuation firm and the Audit Committee.

The Company’s investments are primarily loans made to small, fast-growing companies focused in technology, life sciences, health care information and services, business services and other high-growth industries. These investments are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indices for these types of debt instruments and, thus, RGC’s senior investment team must estimate the fair value of these investment securities based on models utilizing unobservable inputs.
Investment Valuation Techniques
Debt Investments:   To determine the fair value of the Company’s debt investments, the Company compares the cost basis of the debt investment, which includes original issue discount, to the resulting fair value determined using a discounted cash flow model, unless another model is more appropriate based on the circumstances at the measurement date. The discounted cash flow approach entails analyzing the interest rate spreads for recently completed financing transactions which are similar in nature to the Company’s investments, in order to determine a comparable range of effective market interest rates for its investments. The range of interest rate spreads utilized is based on borrowers with similar credit profiles. All remaining expected cash flows of the investment are discounted using this range of interest rates to determine a range of fair values for the debt investment.
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

RUNWAY GROWTH CREDIT FUND INC.

Notes to Financial Statements as of December 31, 2017

Warrants:   Fair value of warrants is primarily determined using a Black Scholes option-pricing model. Privately held warrants and equity-related securities are valued based on an analysis of various factors including, but not limited to, the following:
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
These valuation methodologies involve a significant degree of judgment. There is no single standard for determining the fair value of investments that do not have an active public market. Valuations of privately held investments are inherently uncertain, as they are based on estimates, and their values may fluctuate over time. The determination of fair value may differ materially from the values that would have been used if an active market for these investments existed. In some cases, the fair value of such investments is best expressed as a range of values derived utilizing different methodologies from which a fair value may then be determined.

RUNWAY GROWTH CREDIT FUND INC.

Notes to Financial Statements as of December 31, 2017

Equity Investments.   The fair value of an equity investment in a privately held company is initially the face value of the amount invested. The Company adjusts the fair value of equity investments in private companies upon the completion of a new third-party round of equity financing subsequent to the Company’s investment. The Company may make adjustments to fair value, absent a new equity financing event, based upon positive or negative changes in a portfolio company’s financial or operational performance. The Company may also reference comparable transactions and/or secondary market transactions in connection with its determination of fair value. The fair value of an equity investment in a publicly traded company is based upon the closing public share price on the date of measurement. These assets are recorded at fair value on a recurring basis. These valuation methodologies involve a significant degree of judgment. There is no single standard for determining the fair value of investments that do not have an active public market. Valuations of privately held investments are inherently uncertain, as they are based on estimates, and their values may fluctuate over time. The determination of fair value may differ materially from the values that would have been used if an active market for these investments existed. In some cases, the fair value of such investments is best expressed as a range of values derived utilizing different methodologies from which a fair value may then be determined.
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
Income Taxes
The Company elected to be treated as a RIC under Subchapter M of the Code starting with its taxable year ended December 31, 2016 and intends to qualify annually for the tax treatment applicable to RICs. Generally, a RIC is not subject to federal income taxes on distributed income and gains so long as it meets certain source-of-income and asset diversification requirements and it distributes at least 90% of its net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any, to its stockholders. So long as the Company obtains and maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the financial statements of the Company. The Company intends to make sufficient distributions to maintain its RIC status each year and it does not anticipate paying any material federal income taxes in the future.

RUNWAY GROWTH CREDIT FUND INC.

Notes to Financial Statements as of December 31, 2017

Differences between taxable income and net increase in net assets resulting from operations either can be temporary, meaning they will reverse in the future, or permanent. In accordance with Section 946-205-45-3 of the ASC, permanent tax differences are reclassified from distributions in excess of net investment income and net realized loss on investments to paid-in-capital at the end of each year. These permanent book-to-tax differences are reclassified on the statements of changes in net assets to reflect their tax character but have no impact on total net assets. For the years ended December 31, 2017 and 2016, the Company reclassified for book purposes amounts arising from permanent book/tax differences related as follows:
	Year Ended December 31, 2017	Year Ended December 31, 2016
Additional paid-in capital	$(1,800,846)	(571,915)
Accumulated undistributed net investment loss	1,865,194	571,915
Accumulated undistributed net realized loss	(64,348)	—
For federal income tax purposes, the tax cost of investments owned at December 31, 2017 and December 31, 2016 was $140,380,666 and $2,999,910, respectively. The net unrealized appreciation (depreciation) on investments owned at December 31, 2017 and December 31, 2016 was $340,842 and $(61), respectively.
At December 31, 2017 and 2016, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Statements of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of organizational expenses, as follows:
	December 31, 2017	December 31, 2016
Unrealized appreciation/(depreciation) on investments	$340,842	(61)
Other book to tax differences	(307,417)	(331,065)
Components of distributable earnings at year-end	$33,425	(331,126)

For the years ended December 31, 2017 and 2016 and the period ended December 31, 2015, the Company had no net capital loss carryforwards.
The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in Consolidated Financial Statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statements of Operations. There were no material uncertain income tax positions at December 31, 2017. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company remains subject to examination by the Internal Revenue Service for the first full tax year ending December 31, 2015 and all future years.
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

RUNWAY GROWTH CREDIT FUND INC.

Notes to Financial Statements as of December 31, 2017

accrue excise taxes, if any, on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective U.S. federal excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income.
Per Share Information
Basic and diluted earnings/(loss) per common share is calculated using the weighted-average number of common shares outstanding for the period presented. For the years ended December 31, 2017 and 2016, basic and diluted earnings/(loss) per share were the same because there were no potentially dilutive securities outstanding. There were no earnings for the period ended December 31, 2015. Per share data is based on the weighted-average shares outstanding.
Distributions
The Company generally intends to distribute, out of assets legally available for distribution, substantially all of its available earnings, on a quarterly basis, subject to the discretion of the Board of Directors. For the years ended December 31, 2017 and 2016 and for the period ended December 31, 2015, the Company did not declare or pay any dividends or distributions.
Organization and Offering Costs
Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services and other fees pertaining to our organization, all of which are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s private placement memorandum and other offering documents, including travel-related expenses related to the Initial Private Offering. Pursuant to the investment advisory agreement between the Company and RGC, as subsequently amended and restated (the “Amended Advisory Agreement”), the Company and RGC agreed that organization and offering costs incurred in connection with the Initial Private Offering would be borne by the Company up to a maximum amount of  $1,000,000, provided that the amount of such costs in excess of  $1,000,000 would be paid by RGC. As of December 31, 2016, the Company had already incurred the maximum amount of  $1,000,000 in organization and offering costs incurred in connection with the Initial Private Offering. As a result, for year ended December 31, 2017, the Company did not incur any organization or offering expenses.
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
In May 2014, the FASB issued a converged standard to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The core principle of the new guidance is that an entity will recognize revenue to depict the transfer of goods or services to customers in an amount that the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) — Deferral of the Effective Date, formally amending the effective date of the new revenue recognition guidance. The amended guidance defers the effective date of the new guidance to interim reporting periods within annual reporting periods beginning after December 15, 2017. Public business entities are permitted to apply the new guidance early, but not before the original effective date (i.e., interim periods within annual periods beginning after December 15, 2016). The application of this accounting pronouncement will not have a material impact on its financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Notes to Financial Statements as of December 31, 2017

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606) — Principal versus Agent Considerations (Reporting Revenue Gross Versus Net) (“ASU 2016-08”). The amended guidance affects entities that enter into contracts with customers to transfer goods or services in exchange for consideration. Under ASU 2016-08, when another party is involved in providing goods or services to a customer, an entity must determine whether the nature of its promise is to provide the specified good or service itself  (that is, the entity is a principal) or to arrange for the good or service to be provided by the other party (that is, the entity is an agent). An entity is a principal if it controls the specified good or service before that good or service is transferred to a customer. The amended guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customer. ASU 2016-08 affects the guidance in the new revenue standard issued in May 2014 and has the same effective date which is described above. The application of this accounting pronouncement will not have a material impact on its financial statements.
Note 3 — Commitments and Contingencies
In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. At December 31, 2017, the Company had $11,500,000 in unfunded loan commitments to provide debt financing to its portfolio companies. At December 31, 2016 the Company had no unfunded loan commitments. The balances of unfunded commitments to extend financing as of December 31, 2017 were as follows:
Portfolio Company	Investment Type	December 31, 2017
AllClear ID, Inc.	Senior Secured Term Loan	$2,000,000
Aspen Group Inc.	Senior Secured Term Loan-Tranche I & Tranche II	2,500,000
eSilicon Corporation	Senior Secured Term Loan	5,000,000
Mojix, Inc.	Senior Secured Term Loan-Tranche I & Tranche II	2,000,000
Total unused commitments to extend financing		$11,500,000

The Company’s management believes that its available cash balances and/or ability to drawdown capital from investors provides sufficient funds to cover its unfunded commitments as of December 31, 2017.
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
Note 4 — Concentration of Credit Risk
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

RUNWAY GROWTH CREDIT FUND INC.

Notes to Financial Statements as of December 31, 2017

Note 5 — Net Increase/(Decrease) in Net Assets Resulting from Operations per Common Share
The following information sets forth the computation of basic losses per common share for the years ended December 31, 2017, 2016 and 2015:
	Year Ended December 31, 2017	Year Ended December 31, 2016	Period Ended December 31, 2015
Net decrease in net assets resulting from operations	$(1,436,295)	$(903,041)	$—
Per Share Data(1):
Weighted-average shares outstanding for period
Basic	2,795,274	10,774	1,667(2)
Diluted	2,795,274	10,774	1,667(2)
Basic and diluted loss per common share
Basic	$(0.51)	$(83.82)	$—
Diluted	$(0.51)	$(83.82)	$—

(1)
Per share data is based on average weighted shares outstanding.

(2)
Total shares outstanding for the period from October 8, 2015 to December 31, 2015.

Note 6 — Net Assets
The Company has the authority to issue 100,000,000 shares of common stock, $0.01 par value per share. The common shares issued, the price per share and the proceeds raised, since inception, are detailed in the following table:
Issuance Date	Shares Issued	Price Per Share	Gross Proceeds
October 8, 2015	1,667	$15.00	$25,000
December 22, 2016	333,333	15.00	5,000,000
April 19, 2017	1,000,000	15.00	15,000,000
June 26, 2017	1,666,667	15.00	25,000,000
September 12, 2017	2,666,667	15.00	40,000,000
December 22, 2017	3,000,000	15.00	45,000,000
Total	8,668,334		$130,025,000

At December 31, 2017 and December 31, 2016, the Company had total commitments of  $275,000,000 and $209,501,500, respectively. The minimum capital commitment for an investor is $1,000,000. Management, however, may waive the minimum capital commitment at its discretion.
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
Note 7 — Related Party Agreements and Transactions
Amended and Restated Advisory Agreement
On November 29, 2016, the Company’s Board of Directors approved an investment advisory agreement between RGC and the Company, under which RGC, subject to the overall supervision of the Board of Directors, manages the day-to-day operations of and provides investment advisory services to the

RUNWAY GROWTH CREDIT FUND INC.

Notes to Financial Statements as of December 31, 2017

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

Pursuant to the Amended Advisory Agreement, the Company pays RGC a fee for its investment advisory and management services consisting of two components — a base management fee and an incentive fee. The cost of both the base management fee and incentive fee are ultimately borne by the Company’s stockholders.
Base Management Fee
The base management fee is payable on the first day of each calendar quarter, is subject to an annual cap based on RGC’s actual operating expenses and is calculated based on the Capital Commitments (as defined below) and assets purchased with borrowed funds or other forms of leverage (collectively, the “Pre-Spin-Off Gross Assets”) during the preceding calendar quarter. For purposes of the Amended Advisory Agreement, “Capital Commitments” is defined as the aggregate amount of capital committed to the Company by investors as of the end of the most recently completed calendar quarter. On September 12, 2017, without changing the base management fee percentage, the Advisory Agreement was amended to provide clarification as to the calculation of the base management fee. Prior to amendment, the base management fee was collected on the first day of each quarter based on an estimate of actual operating expenses, not to exceed 1.75% per annum, for the following quarter with an implied, though not defined “true-up” mechanism effected once all actual costs were known. The Amended Advisory Agreement defines the process and timing of the true-up and base management fee. The base management fee is now collected at the maximum annualized rate of 1.75% per annum with a comparison of actual expenses for the immediately preceding calendar year to occur on or before March 31 of the subsequent calendar year, with any excess management fee collected when compared to actual operating expenses credited against the base management fee payable for subsequent quarters.
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

RUNWAY GROWTH CREDIT FUND INC.

Notes to Financial Statements as of December 31, 2017

following such calendar year will be reduced by the Excess Fee until such time as the Excess Fee for the prior calendar year has been reduced to zero. For the avoidance of doubt, actual operating expenses of RGC for a particular year will not include any reduction in base management fees as a result of Excess Fees paid by the Company.
For purposes of the Amended Advisory Agreement, a “Spin-Off transaction” includes a transaction whereby the Company offers its stockholders the option to elect to either (i) retain their ownership of shares of the Company’s common stock; (ii) exchange their shares of the Company’s common stock for shares of common stock in a newly formed entity (the “Public Fund”) that will elect to be regulated as a BDC under the 1940 Act and treated as a RIC under Subchapter M of the Code, and will use its commercially reasonable best efforts to complete an IPO of shares of its common stock not later than three years after the Company’s final closing of the Initial Private Offering, which occurred on December 1, 2017; or (iii) exchange their shares of the Company’s common stock for interests of one or more newly formed entities (each, a “Liquidating Fund”) that will each be organized as a limited liability company, and which will, among other things, seek to complete an orderly wind down and/or liquidation of any such Liquidating Fund.
Following the earlier of  (1) the consummation of an IPO of the Public Fund in connection with a Spin-Off transaction and (2) the earliest date at which (a) all Capital Commitments have been called for investments and/or expenses and (b) the Company holds no more than 10.0% of its total assets in cash, the base management fee will be an amount equal to 0.4375% (1.75% annualized) of the Company’s average daily Gross Assets (defined below) during the most recently completed calendar quarter for so long as the aggregate amount of Gross Assets of the Company as of the end of the most recently completed calendar quarter is less than $500,000,000. For purposes of the Amended Advisory Agreement, “Gross Assets” is defined as the Company’s gross assets, including assets purchased with borrowed funds or other forms of leverage, as well as any paid-in-kind interest, as of the end of the most recently completed fiscal quarter. If the aggregate amount of the Company’s Gross Assets as of the end of the most recently completed calendar quarter is equal to or greater than $500,000,000, but less than $1,000,000,000, the base management fee will be an amount equal to 0.40% (1.60% annualized) of the Company’s average daily Gross Assets during the most recently completed calendar quarter. If the aggregate amount of the Company’s Gross Assets as of the end of the most recently completed calendar quarter is equal to or greater than $1,000,000,000, the base management fee will be an amount equal to 0.375% (1.50% annualized) of the Company’s average daily Gross Assets during the most recently completed calendar quarter.
RGC earned base management fees of  $3,587,314 and $169,684 for the years ended December 31, 2017 and 2016, respectively. RGC did not earn base management fees for the period ended December 31, 2015.
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

RUNWAY GROWTH CREDIT FUND INC.

Notes to Financial Statements as of December 31, 2017

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

RUNWAY GROWTH CREDIT FUND INC.

Notes to Financial Statements as of December 31, 2017

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
RGC earned no incentive fees for the years ended December 31, 2017, 2016 and 2015.
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

RUNWAY GROWTH CREDIT FUND INC.

Notes to Financial Statements as of December 31, 2017

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
The Company reimbursed the Administrator $1,009,680 during the year ended December 31, 2017. As of December 31, 2017, the Company had accrued a payable to the Administrator of  $11,954. The Company reimbursed the Administrator $527,843 and accrued a payable of  $648,805 due to the Administrator for the year ended December 31, 2016, which includes amounts reimbursable to the Administrator for organizational and offering costs, professional fees and other expenses. The Company did not reimburse or accrue a payable due to the Administrator for the period ended December 31, 2015. Administration fees were $125,000 and $5,774 for the years ended December 31, 2017 and 2016, respectively. The Company did not incur administration fees for the period ended December 31, 2015.
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
Oaktree Strategic Relationship
In December 2016, RGC entered into a strategic relationship with Oaktree Capital Management, L.P. (“Oaktree”). In connection with the strategic relationship, OCM Growth Holdings, LLC, a Delaware

RUNWAY GROWTH CREDIT FUND INC.

Notes to Financial Statements as of December 31, 2017

limited liability company (“OCM”) managed by Oaktree, made an initial $125.0 million capital commitment to the Company, which was subsequently increased to $139.0 million (the “OCM Commitment”). OCM has granted a proxy to the Company pursuant to which the shares held by OCM will be voted in the same proportion as the Company’s other stockholders vote their shares.
In connection with the OCM Commitment, the Company entered into a stockholder agreement, dated December 15, 2016, with OCM, pursuant to which OCM has a right to nominate a member of the Company’s Board of Directors for election. Brian Laibow was appointed to the Company’s Board of Directors as OCM’s representative. OCM also holds an interest in RGC and has the right to appoint a member of RGC’s board of managers and a member of RGC’s investment committee. Brian Laibow is OCM’s initial appointee to RGC’s board of managers and investment committee.
Note 8 — Fair Value Measurements
The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820. See Note 2 for discussion of the Company’s policies.
The following tables present information about the Company’s assets measured at fair value as of December 31, 2017 and 2016, respectively:
	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Term Loans	$—	$—	$63,977,756	$63,977,756
Warrants	—	—	4,239,103	4,239,103
Total Portfolio Investments	—	—	68,216,859	68,216,859
U.S. Treasury Bill	72,504,649	—	—	72,504,649
Total Investments	$72,504,649	$—	$68,216,859	$140,721,508

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
U.S. Treasury Bill	$2,999,849	$—	$—	$2,999,849
Total Investments	$2,999,849	$—	$—	$2,999,849

The Company recognizes transfers into and out of the levels indicated above at the end of the reporting period. There were no transfers into or out of the levels during the years ended December 31, 2017 and 2016.
The following table presents a rollforward of Level 3 assets measured at fair value:
	Senior Secured Term Loans	Warrants	Total
Fair value at December 31, 2016	$—	$—	$—
Amortization of fixed income premiums or discounts	806,632	—	806,632
Purchases of investments	63,171,124	3,833,913	67,005,037
Sales of investments	—	—	—
Change in unrealized gain (loss)	—	405,190	405,190
Fair value at December 31, 2017	$63,977,756	$4,239,103	$68,216,859
Change in unrealized gain (loss) on Level 3 investments still held as of December 31, 2017	$—	$405,190	$405,190

RUNWAY GROWTH CREDIT FUND INC.

Notes to Financial Statements as of December 31, 2017

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2017.
Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Senior Secured Term Loans(1)	$42,475,947	Market approach	Origination yield	14.3% – 21.0% (17.2%)
	21,501,809	Income approach	Discount rate	14.8% – 19.4% (16.7%)
Warrants(2)	4,239,103	Black-Scholes model	Risk-free interest rate	1.3% – 2.3% (2.0%)
			Average industry volatility	20% – 70% (43%)
			Estimated time to exit	1.4 years – 5.8 years (4.3 years)
Total Level 3 Investments	$68,216,859

(1)
The significant unobservable inputs used in the fair value measurement of the Company’s debt securities are origination yields and discount rates. The origination yield is defined as the initial market price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The discount rate is related to company specific characteristics such as underlying investment performance, projected cash flows, and other characteristics of the investment. Significant increases (decreases) in the inputs in isolation may result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment.

(2)
The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are inputs used in the Black Scholes option pricing model (“OPM”) which include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.

Note 9 — Derivative Financial Instruments
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

RUNWAY GROWTH CREDIT FUND INC.

Notes to Financial Statements as of December 31, 2017

Note 10 — Financial Highlights
	Year ended December 31, 2017	Year ended December 31, 2016	For the period from August 31, 2015 (date of inception) through December 31, 2015
Per Share Data(1):
Net asset value at beginning of period	$10.38	$15.00	$—
Net investment loss	(0.66)	(83.81)	—
Realized gain (loss)	—	—	—
Change in unrealized appreciation (depreciation)	0.14	(0.01)	—
Issuance of common shares	—	79.20	15.00
Accretion	4.80	—	—
Net asset value at end of period	$14.66	$10.38	$15.00
Return from investment operations	(6.36)%	(30.80)%	—%
Return from accretion	46.24%	—%	—%
Total return based on net asset value(2)	41.23%	(30.80)%	—%
Weighted-average shares outstanding for period, basic	2,795,274	10,774	1,667
Ratio/Supplemental Data:
Net assets at end of period	$127,040,377	$3,476,672	$25,000
Average net assets	$40,388,772	$151,520	$—
Annualized ratio of net operating expenses to average net assets	12.46%	595.90%	—%
Annualized ratio of net investment loss to average net assets	(4.56)%	(595.90)%	—%
Annualized ratio of net operating expenses excluding management fees, to average net assets	3.58%	484.00%	—%
Annualized ratio of net decrease in net assets resulting from operations to average net assets	(3.56)%	(596.00)%	—%

(1)
Financial highlights are based on weighted-average shares outstanding.

(2)
Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.

RUNWAY GROWTH CREDIT FUND INC.

Notes to Financial Statements as of December 31, 2017

Note 11 — Selected Quarterly Financial Data (Unaudited)
(amounts in thousands, except share and per share data)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Total investment income	$3,288	$128,093	$1,150,108	$1,908,350
Total operating expenses	885,750	1,368,402	1,315,204	1,462,029
Net investment income (loss)	(882,462)	(1,240,309)	(165,096)	446,322
Net change in unrealized appreciation (depreciation) on investments	164	1,733	(636)	403,990
Increase (decrease) in net assets resulting from operations	(882,298)	(1,238,576)	(165,733)	850,312
Increase (decrease) in net assets resulting from operations per share	$(2.63)	$(1.01)	$(0.05)	$0.14
Net asset value per share as of the end of the period	$7.74	$13.78	$14.32	$14.66
(amounts in thousands, except share and per share data)	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Total investment income	$—			$—
Total operating expenses	—			902,980
Net investment income (loss)	—	—	—	(902,980)
Net change in unrealized appreciation (depreciation) on investments	—			(61)
Increase (decrease) in net assets resulting from operations	—	—	—	(903,041)
Increase (decrease) in net assets resulting from operations per share	$—			$(23.83)
Net asset value per share as of the end of the period	$—			$10.38
Note 12 — Subsequent Events
Subsequent to January 1, 2018, through March 29, 2018, the Company funded the following transaction:
Date	Investment Name	Principal	Cost Allocated to Loan	Cost Allocated to Warrant
2/8/2018	eSilicon Corporation-Tranche II	$5,000,000	$4,950,000	$—
On February 13, 2018, the Placecast senior secured loan was prepaid and the Company exercised its warrant in Placecast, Inc. for total proceeds of  $2,474,399 resulting in a realized gain of  $456,001.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer and Treasurer (Principal Financial Officer) and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.
The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2017 was effective.
This annual report does not include an attestation report of the Company’s registered public accounting firm due to an exemption for emerging growth companies under the JOBS Act.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.   Other Information
Not applicable.

PART III
Item 10.   Directors, Executive Officers and Corporate Governance
Information in response to this item is incorporated by reference from our 2018 Proxy Statement. The 2018 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal period covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.
We have adopted a Code of Business Conduct and Ethics for our employees and directors, including, specifically, our Chief Executive Officer, our Chief Financial Officer, and our other executive officers. Our Code of Business Conduct and Ethics satisfies the requirements for a “code of ethics” within the meaning of SEC rules. A copy of the Code of Business Conduct and Ethics is posted on our website at https:// runwaygrowth.com/wp-content/uploads/2017/03/GSV-GC-Fund-SOX-Code-of-Ethics.pdf. We intend to disclose any changes in, or waivers from, the Code of Business Conduct and Ethics by posting such information on the same website or by filing a Form 8-K, in each case to the extent such disclosure is required by rules of the SEC or NASDAQ.
Item 11.   Executive Compensation
Information in response to this item is incorporated by reference from our 2018 Proxy Statement.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this item is incorporated by reference from our 2018 Proxy Statement.
Item 13.   Certain Relationships and Related Transactions, and Director Independence
Information in response to this item is incorporated by reference from our 2018 Proxy Statement.
Item 14.   Principal Accountant Fees and Services
Information in response to this item is incorporated by reference from our 2018 Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed or incorporated by reference as part of this annual report on Form 10-K:
(a) Financial Statements
(1)
Financial Statements — Refer to Part II, Item 8 of this Form 10-K, which are incorporated herein by reference:

(2)
Financial Statement Schedules — None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

(3)
Exhibits.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:
3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(2)
3.3	Amended and Restated Bylaws(2)
4.1	Form of Subscription Agreement(3)
9.1	Voting Proxy of OCM Growth Holdings, LLC in favor of Runway Growth Credit Fund Inc.(4)
10.1	Amended and Restated Investment Advisory Agreement between Runway Growth Credit Fund Inc. and Runway Growth Capital LLC, as the investment adviser(5)
10.2	Administration Agreement between Runway Growth Credit Fund Inc. and GSV Credit Service Company, LLC, as the administrator(1)
10.3	Stockholder Agreement between Runway Growth Credit Fund Inc. and OCM Growth Holdings, LLC(1)
10.4	Custody Agreement between Runway Growth Credit Fund Inc. and U.S. Bank National Association, as the custodian(1)
10.5	Dividend Reinvestment Plan(6)
10.6	Form of Indemnification Agreement(6)
10.7	Trademark License Agreement by and between Runway Growth Capital LLC and the Registrant(7)
11.1	Computation of Per Share Earnings (Included in the notes to the financial statements contained in this report)*

21.1	List of Subsidiaries — None
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*
Filed herewith.

(1)
Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2016.

(2)
Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2017.

(3)
Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2017.

(4)
Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2017.

(5)
Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on September 13, 2017.

(6)
Previously filed as an exhibit to the Registrant’s Registration Statement on Form 10 (File No. 000-55544) filed with the SEC on February 12, 2016.

(7)
Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2017.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
RUNWAY GROWTH CREDIT FUND INC.
Date: March 29, 2018
By:
/s/ R. David Spreng

R. David Spreng
President, Chief Executive Officer and
Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Date: March 29, 2018	By: /s/ R. David Spreng R. David Spreng President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Date: March 29, 2018	By: /s/ Thomas B. Raterman Thomas B. Raterman Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)
Date: March 29, 2018	By: /s/ Gary Kovacs Gary Kovacs Director
Date: March 29, 2018	By: /s/ Brian Laibow Brian Laibow Director
Date: March 29, 2018	By: /s/ Julie Persily Julie Persily Director
Date: March 29, 2018	By: /s/ Lewis W. Solimene, Jr. Lewis W. Solimene, Jr. Director