Form 10-Q
period 2018-03-31
Runway Growth Credit Fund Inc.
filed 2018-05-10
CIK 1653384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01180

Runway Growth Credit Fund Inc.

(Exact name of registrant as specified in its charter)

Maryland	47-5049745
(State of incorporation)	(I.R.S. Employer Identification No.)

205 N. Michigan Ave., Suite 4200
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

The issuer had 8,668,334 shares of common stock, $0.01 par value per share, outstanding as of May 10, 2018.

RUNWAY GROWTH CREDIT FUND INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RUNWAY GROWTH CREDIT FUND INC.

Statements of Assets and Liabilities

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Investments at fair value:
Non-control/non-affiliate investments at fair value (cost of $71,466,798 and $67,811,669, respectively)	$71,535,781	$68,216,859
Investment in U.S. Treasury Bills at fair value (cost of $69,004,028 and $72,504,649, respectively)	69,004,028	72,504,649
Total investments at fair value (cost of $140,470,826 and $140,316,318, respectively)	140,539,809	140,721,508
Cash and cash equivalents	3,896,824	8,141,670
Accrued interest receivable	413,673	330,926
Other accounts receivable	28,129	25,154
Prepaid expenses	71,932	96,449
Total assets	144,950,367	149,315,707

Liabilities
Payable for securities purchased	16,194,707	18,995,710
Due to portfolio company	-	3,000,000
Due to affiliate	41,998	11,954
Accrued expenses and other liabilities	269,976	267,666
Total liabilities	16,506,681	22,275,330

Commitments and contingencies (Note 3)

Net assets
Common stock, $0.01 par value; 100,000,000 shares authorized; 8,668,334 and 8,668,334 shares issued and outstanding, respectively	86,683	86,683
Additional paid-in capital	126,920,269	126,920,269
Accumulated undistributed net investment income (loss)	1,372,307	(307,417)
Accumulated undistributed net realized loss	(4,556)	(64,348)
Accumulated net unrealized gain (loss)	68,983	405,190
Total net assets	$128,443,686	$127,040,377

Net asset value per share	$14.82	$14.66

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Investment income
Interest income from non-control/non-affiliate investments	$3,028,381	$-
Interest income from U.S. Treasury Bills	39,340	-
Other income from non-control/non-affiliate investments	215,001	-
Other income from non-investment sources	87,849	3,288
Total investment income	3,370,571	3,288

Operating expenses
Management fees	1,203,125	515,090
Administration fee	57,145	31,250
Professional fees	128,557	155,434
Overhead allocation expense	118,114	-
General and administrative expenses	39,330	78,233
Directors’ fees	49,500	50,500
Consulting fees	13,000	12,420
Insurance expense	23,970	22,200
Interest expense	21,634	-
Other expenses	36,472	20,622
Total operating expenses	1,690,847	885,749
Net investment income (loss)	1,679,724	(882,461)

Realized and unrealized gain (loss) on investments
Realized gain on non-control/non-affiliate investments	59,792	-
Realized gain on U.S. Treasury Bills	-	90
Net change in unrealized appreciation (depreciation) on non-control/non-affiliate investments	(336,207)	-
Net change in unrealized appreciation (depreciation) on U.S. Treasury Bills	-	74
Net realized and unrealized gain (loss) on investments	(276,415)	164

Net increase (decrease) in net assets resulting from operations	$1,403,309	$(882,297)

Net increase (decrease) in net assets resulting from operations per common share	$0.16	$(2.63)
Net investment income (loss) per common share	$0.19	$(2.63)
Weighted-average shares outstanding	8,668,334	335,000

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Statements of Changes in Net Assets

(Unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Net decrease in net assets from operations
Net investment income (loss)	$1,679,724	$(882,461)
Realized gain on investments	59,792	90
Net change in unrealized appreciation (depreciation) on investments	(336,207)	74
Net increase (decrease) in net assets resulting from operations	1,403,309	(882,297)

Net assets at beginning of period	127,040,377	3,476,672

Net assets at end of period	$128,443,686	$2,594,375

Capital share activity
Shares issued	-	-
Shares outstanding at beginning of period	8,668,334	335,000
Shares outstanding at end of period	8,668,334	335,000

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$1,403,309	$(882,297)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(4,945,923)	-
Purchase of U.S. Treasury Bills	(68,994,217)	(1,499,912)
Sale or maturity of investments	2,092,724	-
Sale or maturity of U.S. Treasury Bills	72,509,000	3,000,000
Realized gain on non-control/non-affiliate investments	(59,792)	-
Realized gain on U.S. Treasury Bills	-	(90)
Net change in unrealized (appreciation) depreciation on non-control/non-affiliate investments	336,207	-
Net change in unrealized (appreciation) depreciation on U.S. Treasury Bills	-	(74)
Amortization of fixed income premiums or discounts	(756,300)	-
Changes in operating assets and liabilities:
Accrued interest receivable	(82,747)	-
Other accounts receivable	(2,975)	(60)
Prepaid expenses	24,517	18,200
Due to portfolio company	(3,000,000)	-
Payable for securities purchased	(2,801,003)	-
Due to affiliate	30,044	(579,558)
Accrued expenses and other liabilities	2,310	116,960
Net cash provided by (used in) operating activities	(4,244,846)	173,169

Cash flows from financing activities
Net cash received from common stock issued, net of change in capital contributions receivable	-	60,783
Net cash provided by financing activities	-	60,783

Net increase (decrease) in cash	(4,244,846)	233,952
Cash and cash equivalents at beginning of period	8,141,670	1,039,931
Cash and cash equivalents at end of period	$3,896,824	$1,273,883

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited)

March 31, 2018

Portfolio Companies	Sub-Industry	Investment Description (1),(5),(6)	Acquisition Date	Principal	Cost	Fair Value (2)	% of Net Assets

Non-control/non-affiliate investments
Senior Secured Term Loans
AllClear ID, Inc.	Specialized Consumer Services	LIBOR+10.75%, 12.25% floor, 5% ETP, due 9/1/2020	9/1/2017	$10,000,000	$9,239,866	$9,239,866	7.19%

Aspen Group Inc.	Education Services	Tranche I: LIBOR+10%, 11% floor, 3.25% ETP, due 7/25/2021 (4)	7/25/2017	$5,000,000	4,521,127	4,521,127	3.52
		Tranche II: LIBOR+10%, 11% floor, 3.25% ETP, due 7/25/2021 (4)	12/4/2017	$2,500,000	2,502,846	2,502,846	1.95

eSilicon Corporation	Semiconductors	Tranche I: LIBOR+10.5%, 11.5% floor, 5% ETP, due 7/15/2020	7/31/2017	$10,000,000	9,678,665	9,678,665	7.54
		Tranche II: LIBOR+10.5%, 11.5% floor, 5% ETP, due 7/15/2020	2/8/2018	$5,000,000	4,967,463	4,967,463	3.87

Mojix, Inc.	Application Software	Tranche I: LIBOR+10%, 11% floor, 5% ETP, due 5/15/2021 (4)	5/16/2017	$6,000,000	5,803,408	5,803,408	4.52
		Tranche II: LIBOR+10%, 11% floor, 5% ETP, due 5/15/2021 (4)	8/3/2017	$2,000,000	1,947,837	1,947,837	1.52

RedSeal, Inc.	Application Software	LIBOR+9.5%, 11% floor, 5.25% ETP, due 12/15/2020	12/15/2017	$15,000,000	14,768,107	14,768,107	11.50

SendtoNews Video, Inc.	Advertising	Tranche I: LIBOR+11%, 11% floor, 4% ETP, due 6/30/2020 (3) (7)	6/30/2017	$3,500,000	3,359,532	3,359,532	2.61
		Tranche II; LIBOR+11%, 11% floor, 4% ETP, due 6/30/2020 (3) (7)	10/4/2017	$1,500,000	1,500,000	1,500,000	1.16

zSpace, Inc.	Application Software	LIBOR+10.5%, 12% floor, 5% ETP, due 12/29/2020	12/29/2017	$10,000,000	9,309,316	9,309,316	7.25

Total Senior Secured Term Loans					$67,598,167	$67,598,167	52.63%

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited) – (continued)

March 31, 2018

Portfolio Companies	Sub-Industry	Investment Description (5), (6)	Acquisition Date	Principal/ Shares	Cost	Fair Value (2)	% of Net Assets

Non-control/non-affiliate investments (continued)
Warrants (8)
AllClear ID, Inc.	Specialized Consumer Services	Warrant for Common Stock, exercise price $0.01/share, expires 9/1/2027	9/1/2017	523,893	$1,053,025	$1,053,000	0.82%

Aspen Group Inc.	Education Services	Warrant for Common Stock, exercise price $6.87/share, expires 7/25/2022	7/25/2017	224,174	583,301	694,000	0.54

eSilicon Corporation	Semiconductors	Warrant for Series H Preferred Stock, exercise price $1.01/share, expires 7/31/2027	7/31/2017	1,485,149	543,564	524,300	0.41

Mojix, Inc.	Application Software	Warrants for Series E Preferred Stock, exercise price $0.1064/share, expires 5/16/2027	5/16/2017	14,563,562	370,666	358,600	0.28

RedSeal, Inc.	Application Software	Warrant for Series C-Prime Preferred Stock, exercise price $0.27318/share, expires 12/15/2027	12/15/2017	3,569,075	364,046	364,046	0.28

SendtoNews Video, Inc.	Advertising	Warrant for Class B Non-Voting Stock, exercise price $0.67/share, expires 6/30/2027 (3) (7)	6/30/2017	574,502	246,461	236,100	0.19

zSpace, Inc.	Application Software	Warrant for Series E Preferred Stock, exercise price $0.90/share, expires 12/29/2027	12/29/2017	1,896,966	707,568	707,568	0.54
Total Warrants					3,868,631	3,937,614	3.06

Total non-control/non-affiliate investments					71,466,798	71,535,781	55.69

U.S. Treasury		U.S. Treasury Bill, 0%, due 4/5/2018		$69,013,000	69,004,028	69,004,028	53.73

Total Investments					$140,470,826	$140,539,809	109.42%

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited) – (continued)

March 31, 2018

(1)	Disclosures of interest rates on notes include cash interest rates, payment-in-kind (“PIK”) interest rates and end-of-term-payment (“ETP”) interest rates, as applicable. Unless otherwise indicated, all of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to the 3-Month London Interbank Offered Rate (“LIBOR”). At March 31, 2018, the 3-Month LIBOR was 2.31%.

(2)	All investments in portfolio companies are restricted as to resale and were valued at fair value as determined in good faith by the Company’s Board of Directors.

(3)	Investment is not a qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 3.63% of total investments at fair value as of March 31, 2018. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).

(4)	Represents a PIK security. If the interest rate goes above the cap of 12.00%, PIK interest will be accrued on the excess amount and paid at maturity.

(5)	All investments are valued using unobservable inputs, except the U.S. Treasury Bill which is valued using observable inputs.

(6)	All investments are domiciled in the United States, unless otherwise noted.

(7)	Investment is domiciled in Canada.

(8)	Investments are non-income producing.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited) – (continued)

March 31, 2018

The following tables show the fair value of our portfolio of investments (excluding any U.S. Treasury Bills held) by geographic region and industry as of March 31, 2018:

	March 31, 2018
Geographic Region	Investments at Fair Value	Percentage of Net Assets

Canada	$5,095,632	3.97%
Western United States	56,147,283	43.71
South Central United States	10,292,866	8.01
Total	$71,535,781	55.69%

	March 31, 2018
Industry	Investments at Fair Value	Percentage of Net Assets

Advertising	$5,095,632	3.97%
Application Software	33,258,882	25.89
Education Services	7,717,973	6.01
Semiconductors	15,170,428	11.81
Specialized Consumer Services	10,292,866	8.01
Total	$71,535,781	55.69%

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments

December 31, 2017

Portfolio Companies	Sub-Industry	Investment Description (1),(5),(6)	Acquisition Date	Principal	Cost	Fair Value (2)	% of Net Assets

Non-control/non-affiliate investments
Senior Secured Term Loans
AllClear ID, Inc.	Specialized Consumer Services	LIBOR+10.75%, 12.25% floor, 5% ETP, due 9/1/2020	9/1/2017	$10,000,000	$9,068,668	$9,068,668	7.14%

Aspen Group Inc.	Education Services	Tranche I: LIBOR+10%, 10% floor, 3.25% ETP, due 7/25/2021 (4)	7/25/2017	$5,000,000	4,467,483	4,467,483	3.52
		Tranche II: LIBOR+10%, 10% floor, 3.25% ETP, due 7/25/2021 (4)	12/4/2017	$2,500,000	2,495,740	2,495,740	1.96

eSilicon Corporation	Semiconductors	LIBOR+10.5%, 11.5% floor, 5% ETP, due 7/15/2020	7/31/2017	$10,000,000	9,555,024	9,555,024	7.52

Mojix, Inc.	Application Software	Tranche I: LIBOR+10%, 11% floor, 5% ETP, due 5/15/2021 (4)	5/16/2017	$6,000,000	5,802,549	5,802,549	4.57
		Tranche II: LIBOR+10%, 11% floor, 5% ETP, due 5/15/2021 (4)	8/3/2017	$2,000,000	1,948,989	1,948,989	1.53

Placecast, Inc.	Internet Software & Services	LIBOR+10.75%, 11.75% floor, 5% ETP, due 6/15/2020	6/21/2017	$2,000,000	1,981,236	1,981,236	1.56

RedSeal, Inc.	Application Software	LIBOR+9.5%, 11% floor, 5.25% ETP, due 12/15/2020	12/15/2017	$15,000,000	14,656,171	14,656,171	11.54

SendtoNews Video, Inc.	Advertising	Tranche I: LIBOR+11%, 11% floor, 4% ETP, due 6/30/2020 (3) (7)	6/30/2017	$3,500,000	3,305,812	3,305,812	2.60
		Tranche II; LIBOR+11%, 11% floor, 4% ETP, due 6/30/2020 (3) (7)	10/4/2017	$1,500,000	1,500,000	1,500,000	1.18

zSpace, Inc.	Application Software	LIBOR+10.5%, 12% floor, 5% ETP, due 12/29/2020	12/29/2017	$10,000,000	9,196,084	9,196,084	7.24

Total Senior Secured Term Loans					$63,977,756	$63,977,756	50.36%

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments – (continued)

December 31, 2017

Portfolio Companies	Sub-Industry	Investment Description (5), (6)	Acquisition Date	Principal/ Shares	Cost	Fair Value (2)	% of Net Assets

Non-control/non-affiliate investments (continued)
Warrants (8)
AllClear ID, Inc.	Specialized Consumer Services	Warrant for Common Stock, exercise price $0.01/share, expires 9/1/2027	9/1/2017	523,893	$1,053,025	$1,053,025	0.83%

Aspen Group Inc.	Education Services	Warrant for Common Stock, exercise price $6.87/share, expires 7/25/2022	7/25/2017	224,174	583,301	1,018,000	0.80

eSilicon Corporation	Semiconductors	Warrant for Series H Preferred Stock, exercise price $1.01/share, expires 7/31/2027	7/31/2017	1,485,149	543,564	543,564	0.43

Mojix, Inc.	Application Software	Warrants for Series E Preferred Stock, exercise price $0.1064/share, expires 5/16/2027	5/16/2017	11,744,808	303,016	281,900	0.22

Placecast, Inc.	Internet Software & Services	Warrant for Series C Preferred Stock, exercise price $1.5669/share, expires 6/21/2027	6/21/2017	127,643	32,932	31,400	0.02

RedSeal, Inc.	Application Software	Warrant for Series C-Prime Preferred Stock, exercise price $0.27318/share, expires 12/15/2027	12/15/2017	3,569,075	364,046	364,046	0.29

SendtoNews Video, Inc.	Advertising	Warrant for Class B Non-Voting Stock, exercise price $0.67/share, expires 6/30/2027 (3) (7)	6/30/2017	574,502	246,461	239,600	0.19

zSpace, Inc.	Application Software	Warrant for Series E Preferred Stock, exercise price $0.90/share, expires 12/29/2027	12/29/2017	1,896,966	707,568	707,568	0.56
Total Warrants					3,833,913	4,239,103	3.34

Total non-control/non-affiliate investments					67,811,669	68,216,859	53.70

U.S. Treasury		U.S. Treasury Bill, 0%, due 1/4/2018		$72,509,000	72,504,649	72,504,649	57.07

Total Investments					$140,316,318	$140,721,508	110.77%

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments – (continued)

December 31, 2017

(1)	Disclosures of interest rates on notes include cash interest rates, payment-in-kind (“PIK”) interest rates and end-of-term-payment (“ETP”) interest rates, as applicable. Unless otherwise indicated, all of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to the 3-Month London Interbank Offered Rate (“LIBOR”). At March 31, 2018, the 3-Month LIBOR was 2.31%.

(2)	All investments in portfolio companies are restricted as to resale and were valued at fair value as determined in good faith by the Company’s Board of Directors.

(3)	Investment is not a qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 3.59% of total investments at fair value as of March 31, 2018. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).

(4)	Represents a PIK security. If the interest rate goes above the cap of 12.00%, PIK interest will be accrued on the excess amount and paid at maturity.

(5)	All investments are valued using unobservable inputs, except the U.S. Treasury Bill which is valued using observable inputs.

(6)	All investments are domiciled in the United States, unless otherwise noted.

(7)	Investment is domiciled in Canada.

(8)	Investments are non-income producing.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments – (continued)

December 31, 2017

The following tables show the fair value of our portfolio of investments (excluding any U.S. Treasury Bills held) by geographic region and industry as of December 31, 2017:

	December 31, 2017
Geographic Region	Investments at Fair Value	Percentage of Net Assets

Canada	$5,045,412	3.97%
South Central United States	10,121,693	7.97
Western United States	53,049,754	41.76
Total	$68,216,859	53.70%

	December 31, 2017
Industry	Investments at Fair Value	Percentage of Net Assets

Advertising	$5,045,412	3.97%
Application Software	32,957,307	25.95
Education Services	7,981,223	6.28
Internet Software and Services	2,012,636	1.58
Semiconductors	10,098,588	7.95
Specialized Consumer Services	10,121,693	7.97
Total	$68,216,859	53.70%

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

The Company was formed primarily to lend to, and selectively invest in, small, fast-growing companies in the United States. The Company’s investment objective is to maximize its total return to its stockholders primarily through current income on its loan portfolio, and secondarily through capital appreciation on its warrants and other equity positions. The Company’s investment activities are managed by its external investment adviser, Runway Growth Capital LLC (“RGC”), formerly known as GSV Growth Credit LLC. Runway Administrator Services LLC (the “Administrator”, formerly known as GSV Credit Service Company, LLC) is a wholly owned subsidiary of RGC and provides all administrative services necessary for the Company to operate.

In October 2015, in connection with the Company’s formation, the Company issued and sold 1,667 shares of common stock to David Spreng, the President and Chief Executive Officer of the Company and Chairman of the Company’s Board of Directors, for an aggregate purchase price of $25,000. The sale of shares of common stock was approved by the unanimous consent of the Company’s sole director at the time. In December 2016, the Company completed the initial closing of capital commitments in its first private offering of shares of common stock to investors (the “Initial Private Offering”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), and other applicable securities laws. The final closing of the Initial Private Offering occurred on December 1, 2017. As of March 31, 2018, in connection with the Initial Private Offering, the Company had closed on capital commitments of $275,000,000 and had issued 8,666,667 shares of its common stock for a total purchase price of $130,000,000.

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

In the opinion of management, all adjustments, all of which were of a normal recurring nature, considered necessary for the fair presentation of financial statements for the interim period have been included. The results of operations for the current interim period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2018. The interim unaudited financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2017.

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

Cash and cash equivalents

Cash represents deposits held at financial institutions while cash equivalents are highly liquid investments held at financial institutions with an original maturity of three months or less at the date of acquisition. At March 31, 2018, cash and cash equivalents balances totaling $3,896,824 exceeded Federal Deposit Insurance Corporation protection levels of $250,000 by $3,646,824, subjecting the Company to risks related to the uninsured balance. Cash and cash equivalents are held at large, established, high credit-quality financial institutions, and management believes that risk of loss associated with any uninsured balance is remote.

Due to Portfolio Company

There was no balance Due to Portfolio Company for the three months ended March 31, 2018. On December 15, 2017 the Company closed on and funded a $15,000,000 loan to a portfolio company, $3,000,000 of which represented a sinking fund to be held in a blocked bank account on which the Company is the only party authorized to approve payments. As of December 31, 2017, the bank at which the account was to be held had not fully executed the blocked account control agreement and as such, though treated contractually as advanced and earning interest, the funds remained with the Company’s custodian until all signatures were received on January 2, 2018. This $3,000,000 is included in Due to Portfolio Company on the Statements of Assets and Liabilities for the year ended December 31, 2017.

Investment Transactions and Related Investment Income

Security transactions, if any, are recorded on a trade-date basis. Realized gains or losses from the repayment or sale of investments are measured using the specific identification method. The amortized cost basis of investments represents the original cost adjusted for the accretion/amortization of discounts and premiums and upfront loan origination fees. The Company reports changes from the prior period in fair value of investments that are measured at fair value as a component of net change in unrealized appreciation (depreciation) on investments in the statements of operations.

Dividends are recorded on the ex-dividend date. Interest income, if any, adjusted for amortization of market premium and accretion of market discount, is recorded on an accrual basis to the extent that the Company expects to collect such amounts. Original issue discount, principally representing the estimated fair value of detachable equity or warrants obtained in conjunction with the Company’s debt investments, and market discount or premium are capitalized and accreted or amortized into interest income over the life of the respective security using the effective interest method. Loan origination fees received in connection with the closing of investments are reported as unearned income, which is included as amortized cost of the investment; the unearned income from such fees is accreted over the contractual life of the loan based on the effective interest method. Upon prepayment of a loan or debt security, any prepayment penalties, end-of-term payments, unamortized loan origination fees, and unamortized market discounts are recorded as interest income.

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

The audit committee of the Company’s Board of Directors (the “Audit Committee”) is responsible for assisting the Board of Directors in valuing investments that are not publicly traded or for which current market values are not readily available. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to portfolio investments for which market quotations are not readily available, the Company’s Board of Directors, with the assistance of the Audit Committee, RGC and its senior investment team and independent valuation agents, is responsible for determining, in good faith, the fair value in accordance with the valuation policy approved by the Board of Directors. If more than one valuation method is used to measure fair value, the results are evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results. The Company considers a range of fair values based upon the valuation techniques utilized and selects the value within that range that was most representative of fair value based on current market conditions as well as other factors RGC’s senior investment team considers relevant.

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

With respect to investments for which market quotations are not readily available, the Company undertakes a multi-step valuation process each quarter, as described below:

•	The quarterly valuation process begins with each portfolio company investment being initially valued by RGC’s investment professionals that are responsible for the portfolio investment;

•	Preliminary valuation conclusions are then documented and discussed with RGC’s senior investment team;

•	At least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm. Certain investments, however, may not be evaluated by an independent valuation firm if the net asset value and other aspects of such investments in the aggregate do not exceed certain thresholds;

•	The Audit Committee then reviews these preliminary valuations from RGC and the independent valuation firm, if any; and

•	The Company’s Board of Directors then discusses valuations and determines the fair value of each investment in the Company’s portfolio, in good faith, based on the input of RGC, the independent valuation firm and the Audit Committee.

The Company’s investments are primarily loans made to and equity and warrants of small, fast-growing companies focused in technology, life sciences, health care information and services, business services and other high-growth industries. These investments are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indices for these types of debt instruments and, thus, RGC’s senior investment team must estimate the fair value of these investment securities based on models utilizing unobservable inputs.

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

If the Company does not distribute (or is not deemed to have distributed) each calendar year the sum of (1) 98% of its net ordinary income for each calendar year, (2) 98.2% of its capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years (the “Minimum Distribution Amount”), the Company will generally be required to pay a U.S. federal excise tax equal to 4% of the amount by which the Minimum Distribution Amount exceeds the distributions for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes, if any, on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective U.S. federal excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income.

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

Per Share Information

Basic and diluted earnings/(loss) per common share is calculated using the weighted-average number of common shares outstanding for the period presented. For the three months ended March 31, 2018 and 2017, basic and diluted earnings/(loss) per share were the same because there were no potentially dilutive securities outstanding, and were equal to $0.16 and $(2.63), respectively. Per share data is based on the weighted-average shares outstanding.

 Distributions

The Company generally intends to distribute, out of assets legally available for distribution, substantially all of its available earnings, on a quarterly basis, subject to the discretion of the Board of Directors. For the three months ended March 31, 2018 and 2017, the Company did not declare or pay any dividends or distributions.

Recent Accounting Pronouncements

 In January 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 affects accounting for equity investments and financial liabilities where the fair value option has been elected. ASU 2016-01 requires an entity to measure equity investments at fair value through net income. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017. The Company has adopted this standard which did not have a material impact on its financial statements and related disclosures for the periods presented.

In May 2014, the FASB issued a converged standard to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The core principle of the new guidance is that an entity will recognize revenue to depict the transfer of goods or services to customers in an amount that the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) –Deferral of the Effective Date, formally amending the effective date of the new revenue recognition guidance. The amended guidance defers the effective date of the new guidance to interim reporting periods within annual reporting periods beginning after December 15, 2017. Public business entities are permitted to apply the new guidance early, but not before the original effective date (i.e., interim periods within annual periods beginning after December 15, 2016). The Company has adopted this standard which did not have a material impact on its financial statements and related disclosures for the periods presented.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606) –Principal versus Agent Considerations (Reporting Revenue Gross Versus Net) (“ASU 2016-08”). The amended guidance affects entities that enter into contracts with customers to transfer goods or services in exchange for consideration. Under ASU 2016-08, when another party is involved in providing goods or services to a customer, an entity must determine whether the nature of its promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided by the other party (that is, the entity is an agent). An entity is a principal if it controls the specified good or service before that good or service is transferred to a customer. The amended guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customer. ASU 2016-08 affects the guidance in the new revenue standard issued in May 2014 and has the same effective date which is described above. The Company adopted this standard, which did not have a material impact, on its financial statements and related disclosures for the periods presented.

In August 2016, the FASB issued 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues including, among other things, the classification of debt prepayment or debt extinguishment costs. ASU 2016-15 is effective for annual periods, and the interim periods within those periods, beginning after December 15, 2017. The Company adopted this standard, which did not have a material impact, on its financial statements and related disclosures for the periods presented.

In October 2016, the SEC adopted new rules and forms and amended other rules to enhance the reporting and disclosure of information by registered investment companies. As part of these changes, the SEC amended Regulation S-X to standardize and enhance disclosures in investment company financial statements. Implementation of the new or amended rules is required for periods ended after August 1, 2017. The Company has reviewed the requirements and adopted the amendments to Regulation S-X on its financial statements and related disclosures for the periods presented.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those years. The Company has not yet adopted ASU 2016-18 and does not believe it will have a material impact on its financial statements and related disclosures for the periods presented.

Note 3 – Commitments and Contingencies

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. At March 31, 2018, the Company had $2,000,000 in unfunded loan commitments to provide debt financing to its portfolio companies. At December 31, 2017 the Company had $11,500,000 in unfunded loan commitments. The balance of unfunded commitments to extend financing as of March 31, 2018 was as follows:

Portfolio Company	Investment Type	March 31, 2018
Mojix, Inc.	Senior Secured Term Loan-Tranche I & Tranche II	$2,000,000

The Company’s management believes that its available cash balances and/or ability to drawdown capital from investors provides sufficient funds to cover its unfunded commitments as of March 31, 2018.

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

Note 5 – Net Increase/(Decrease) in Net Assets Resulting from Operations per Common Share

The following information sets forth the computation of basic losses per common share for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net increase (decrease) in net assets resulting from operations	$1,403,309	$(882,297)
Per Share Data (1):
Weighted-average shares outstanding for period
Basic	8,668,334	335,000
Diluted	8,668,334	335,000
Basic and diluted income (loss) per common share
Basic	$0.16	$(2.63)
Diluted	$0.16	$(2.63)

(1)	Per share data is based on average weighted shares outstanding.

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

At each of March 31, 2018 and December 31, 2017 the Company had total commitments of $275,000,000. The minimum capital commitment for an investor is $1,000,000. Management, however, may waive the minimum capital commitment at its discretion.

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

RGC earned base management fees of $1,203,125 and $515,090 for the three months ended March 31, 2018 and 2017, respectively.

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

RGC earned no incentive fees for the three months ended March 31, 2018 and 2017.

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

The Company reimbursed the Administrator $133,225 and $0 during the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, the Company had accrued a payable to the Administrator of $41,998. Of the total amount reimbursed and accrued during the three months ended March 31, 2018, $118,114 was related to overhead allocation expense. As of March 31, 2017, the Company accrued a payable to the Administrator of $69,247. Of the total amount reimbursed and accrued during the three months ended March 31, 2017, $75,702 was related to overhead allocation expense. The Company reimbursed the Administrator $1,009,680 during the year ended December 31, 2017 and accrued a payable of $11,954 due to the Administrator as of December 31, 2017. Administration fees were $57,145 and $31,250 for the three months ended March 31, 2018 and 2017, respectively.

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

Oaktree Strategic Relationship

In December 2016, RGC entered into a strategic relationship with Oaktree Capital Management, L.P. (“Oaktree”). In connection with the strategic relationship, OCM Growth Holdings, LLC, a Delaware limited liability company (“OCM”) managed by Oaktree, made an initial $125.0 million capital commitment to the Company, which was subsequently increased to $139.0 million (the “OCM Commitment”). OCM has granted a proxy to the Company pursuant to which the shares held by OCM will be voted in the same proportion as the Company’s other stockholders vote their shares.

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

The following tables present information about the Company’s assets measured at fair value as of March 31, 2018 and December 31, 2017, respectively:

	As of March 31, 2018 (Unaudited)
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Term Loans	$-	$-	$67,598,167	$67,598,167
Warrants	-	-	3,937,614	3,937,614
Total Portfolio Investments	-	-	71,535,781	71,535,781
U.S. Treasury Bill	69,004,028	-	-	69,004,028
Total Investments	$69,004,028	$-	$71,535,781	$140,539,809

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Term Loans	$-	$-	$63,977,756	$63,977,756
Warrants	-	-	4,239,103	4,239,103
Total Portfolio Investments	-	-	68,216,859	68,216,859
U.S. Treasury Bill	72,504,649	-	-	72,504,649
Total Investments	$72,504,649	$-	$68,216,859	$140,721,508

The Company recognizes transfers into and out of the levels indicated above at the end of the reporting period. There were no transfers into or out of the levels during the period ended March 31, 2018 and the year ended December 31, 2017.

The following table presents a rollforward of Level 3 assets measured at fair value as of March 31, 2018:

	Senior Secured Term Loans	Warrants	Total
Fair value at December 31, 2017	$63,977,756	$4,239,103	$68,216,859
Amortization of fixed income premiums or discounts	742,138	-	742,138
Purchases of investments	4,945,923	-	4,945,923
Sales of investments	(2,000,000)	(92,724)	(2,092,724)
Reorganizations	(67,650)	67,650	-
Realized gain	-	59,792	59,792
Change in unrealized gain (loss)	-	(336,207)	(336,207)
Fair value at March 31, 2018	$67,598,167	$3,937,614	$71,535,781
Change in unrealized gain (loss) on Level 3 investments still held as of March 31, 2018	$-	$(336,207)	$(336,207)

The following table presents a rollforward of Level 3 assets measured at fair value as of December 31, 2017:

	Senior Secured Term Loans	Warrants	Total
Fair value at December 31, 2016	$-	$-	$-
Amortization of fixed income premiums or discounts	806,632	-	806,632
Purchases of investments	63,171,124	3,833,913	67,005,037
Sales of investments	-	-	-
Change in unrealized gain (loss)	-	405,190	405,190
Fair value at December 31, 2017	$63,977,756	$4,239,103	$68,216,859
Change in unrealized gain (loss) on Level 3 investments still held as of December 31, 2017	$-	$405,190	$405,190

The following table provides quantitative information regarding Level 3 fair value measurements as of March 31, 2018.

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Senior Secured Term Loans (1)	$67,598,167	Discounted Cash Flow analysis	Discount rate	14.3%-25.1% (18.6%)

Warrants (2)	3,937,614	Black-Scholes model	Risk-free interest rate	2.14%-2.60% (2.46%)
			Average industry volatility	20%-70% (43%)
			Estimated time to exit	1.2 years-5.5 years (4.0 years)
Total Level 3 Investments	$71,535,781

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2017.

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Senior Secured Term Loans (1)	$42,475,947	Market approach	Origination yield	14.3%-21.0% (17.2%)
	21,501,809	Income approach	Discount rate	14.8%-19.4% (16.7%)

Warrants (2)	4,239,103	Black-Scholes model	Risk-free interest rate	1.3%-2.3% (2.0%)
			Average industry volatility	20%-70% (43%)
			Estimated time to exit	1.4 years-5.8 years (4.3 years)
Total Level 3 Investments	$68,216,859

(1)	The significant unobservable inputs used in the fair value measurement of the Company’s debt securities are origination yields and discount rates. The origination yield is defined as the initial market price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The discount rate is related to company-specific characteristics such as underlying investment performance, projected cash flows, and other characteristics of the investment. Significant increases (decreases) in the inputs in isolation may result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment.

(2)	The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are inputs used in the Black Scholes option pricing model (“OPM”) which include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.

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

Note 10 – Financial Highlights

	Three Months Ended March 31, 2018 (Unaudited)	Three Months Ended March 31, 2017 (Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$14.66	$10.38
Net investment income( loss)	0.19	(2.64)
Realized gain (loss)	0.01	-
Change in unrealized appreciation (depreciation)	(0.04)	-
Net asset value at end of period	$14.82	$7.74
Return from investment operations	1.30%	(25.43)%
Return from accretion	-%	-%
Total return based on net asset value (2)	1.09%	(25.43)%
Weighted-average shares outstanding for period, basic	8,668,334	335,000
Ratio/Supplemental Data:
Net assets at end of period	$128,443,686	$2,594,375
Average net assets	$129,396,813	$2,946,524
Annualized ratio of net operating expenses to average net assets	5.30%	123.28%
Annualized ratio of net investment income (loss) to average net assets	5.26%	(122.83)%
Annualized ratio of net operating expenses excluding management fees, to average net assets	1.46%	51.59%
Annualized ratio of net increase (decrease) in net assets resulting from operations to average net assets	4.40%	(122.80)%

(1)	Financial highlights are based on weighted-average shares outstanding.
(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.

Note 11 - Subsequent Events

On May 3, 2018, the Company’s Board of Directors declared a dividend in the amount of $0.15 per share payable on May 31, 2018 to stockholders of record as of May 15, 2018.

On April 24, 2018, the Aspen Group, Inc. senior secured term loan was prepaid.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

  This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors, and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	such an economic downturn could disproportionately impact the companies that we intend to target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies;

•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly to the extent that we use leverage as part of our investment strategy;

•	currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the ability of our portfolio companies to achieve their objectives;

•	competition with other entities and our affiliates for investment opportunities;

•	the speculative and illiquid nature of our investments;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the loss of key personnel;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of our external investment adviser, RGC, to locate suitable investments for us and to monitor and administer our investments;

•	the ability of RGC to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a RIC under Subchapter M of the Code, and as a BDC;

•	the occurrence of a disaster, such as a cyber-attack against us or against a third party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster-recovery systems, or consequential employee error;

•	the effect of legal, tax and regulatory changes; and

•	the other risks, uncertainties and other factors we identify under “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2017 and in our other filings with the Securities and Exchange Commission (the “SEC”).

Although we believe the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this quarterly report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” in in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2017.

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

We are externally managed by RGC, an investment adviser that has registered with the SEC under the Investment Advisers Act of 1940, as amended. The Administrator, a wholly-owned subsidiary of RGC, provides all the administrative services necessary for us to operate.

We commenced investment activities in portfolio securities during the quarter ended June 30, 2017, and we commenced investment activities in U.S. Treasury Bills during the quarter ended December 31, 2016. In October 2015, in connection with our formation, we issued and sold 1,667 shares of our common stock to David Spreng, our President, Chief Executive Officer and Chairman of our Board of Directors, for an aggregate purchase price of $25,000. In December 2016, we completed the Initial Closing, in connection with which we called capital and issued 333,333 shares of our common stock to investors for an aggregate purchase price of $5,000,000. The final closing of the Initial Private Offering occurred on December 1, 2017. As of March 31, 2018, in connection with the Initial Private Offering, we had closed on capital commitments of $275,000,000 and had issued 8,666,667 shares of our common stock to stockholders for a total purchase price of $130,000,000.

Our objective is to build a balanced portfolio with diversification among sponsored and non-sponsored transactions, diversification among sponsors within the sponsored segment, diversification among industry, geography, and stage of development, all contributing to a favorable risk adjusted return for the portfolio viewed as a whole. As we build our portfolio to scale, the effects of our diversification strategy on yield and other metrics may not be fully evident, and the impact of various weightings may be more pronounced from period to period until we achieve greater scale in our portfolio.

Portfolio Composition and Investment Activity

Portfolio Composition

At March 31, 2018, we had investments in seven portfolio companies and held one U.S. Treasury Bill. At December 31, 2017, we had investments in eight portfolio companies and held one U.S. Treasury Bill. The following table shows the fair value of our investments, by asset class, as of March 31, 2018 and December 31, 2017:

	March 31, 2018 (Unaudited)			December 31, 2017
Investments	Cost	Fair Value	Percentage of Total Portfolio	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
Senior Secured Term Loans	$67,598,167	$67,598,167	48.1%	$63,977,756	$63,977,756	45.5%
Warrants	3,868,631	3,937,614	2.8	3,833,913	4,239,103	3.0
Total Portfolio Investments	71,466,798	71,535,781	50.9	67,811,669	68,216,859	48.5

U.S. Treasury Bill	69,004,028	69,004,028	49.1	72,504,649	72,504,649	51.5
Total Investments	$140,470,826	$140,539,809	100.0%	$140,316,318	$140,721,508	100.0%

Investment Activity

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments as well as sales of existing investments. Our primary investment activity for the three months ended March 31, 2018 was as follows:

•	On February 8, 2018, we funded a $5,000,000 senior secured term loan (Tranche II) to eSilicon Corporation for a purchase price of $4,950,000.
•	On February 13, 2018, the Placecast Inc. senior secured loan was prepaid and we exercised our warrant in Placecast Inc. for total proceeds of $2,474,399.

Portfolio Reconciliation

The following is a reconciliation of our investment portfolio, including U.S. Treasury Bills, for the three months ended March 31, 2018 and year ended December 31, 2017.

	Three Months Ended March 31, 2018 (unaudited)	Year Ended December 31, 2017
Beginning Investment Portfolio	$140,721,508	$2,999,849
Purchase of Investments	4,945,923	67,005,037
Purchase of U.S. Treasury Bills	68,994,217	156,977,177
Amortization of Fixed Income Premiums and Discounts	756,300	834,194
Portfolio Investments Repaid	(2,092,724)	-
Sales and Maturities of U.S. Treasury Bills	(72,509,000)	(87,500,000)
Realized gain on Investments	59,792	-
Net Change in Unrealized Appreciation (Depreciation) on Investments	(336,207)	405,251
Ending Investment Portfolio	$140,539,809	$140,721,508

Asset Quality

In addition to various risk management and monitoring tools, RGC uses an investment rating system to characterize and monitor the quality of our debt investment portfolio. Equity securities and Treasury Bills are not graded. This debt investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

Investment Rating	Rating Definition

1	Performing above plan of record and/or strong enterprise profile, value, financial performance/coverage. Maintaining full covenant and payment compliance as agreed.

2	Performing at or reasonably close to plan of record. Acceptable business prospects, enterprise value, financial coverage. Maintaining full covenant and payment compliance as agreed. All new loans are initially graded Category 2.

3	Performing below plan of record. Potential elements of concern over performance, trends and business outlook. Enterprise and financial coverage remain adequate. Some potential covenant non-compliance. Full payment compliance.

4	Performing materially below plan of record. Non-compliant with material financial covenants. Payment default/deferral could result without corrective action. Requires close monitoring. Business prospects, enterprise value and collateral coverage declining. These investments may be in workout, and there is a possibility of loss of return but no loss of principal is expected

5	Going concern nature in question. Substantial decline in enterprise value and all coverages. Covenant and payment default imminent if not currently present. Investments are nearly always in workout. May experience partial and/or full loss.

The following table shows the investment rankings of our debt investments at fair value as of March 31, 2018 and December 31, 2017.

	As of March 31, 2018 (Unaudited)			As of December 31, 2017
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	-	-	-	-	-	-
2	$52,822,949	37.6%	5	$56,226,218	40.0%	7
3	14,775,218	10.5%	2	7,751,538	5.5%	1
4	-	-	-	-	-	-
5	-	-	-	-	-	-
	$67,598,167	48.1%	7	$63,977,756	45.5%	8

Loans and Debt Securities on Non-Accrual Status

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of March 31, 2018 and December 31, 2017, we did not have any loans on non-accrual status.

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

Comparison of the Three Months Ended March 31, 2018 and 2017.

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Total	Per Share (1)	Total	Per Share (1)

Investment income
Interest income	$3,067,721	$0.34	$-	$-
Other income	302,850	0.01	3,288	0.01
Total investment income	3,370,571	0.39	3,288	0.01

Operating expenses
Management fees	1,203,125	0.14	515,090	1.54
Administration fees	57,145	0.01	31,250	0.09
Professional fees	128,557	0.01	155,434	0.46
Overhead allocation expense	118,114	0.01	-	-
General and administrative expenses	39,330	0.00	78,233	0.23
Directors’ fees	49,500	0.02	50,500	0.15
Consulting fees	13,000	0.00	12,420	0.04
Insurance expense	23,970	0.00	22,200	0.07
Interest expense	21,634	0.00	-	-
Other expenses	36,472	0.01	20,622	0.06
Total operating expenses	1,690,847	0.20	885,749	2.64

Net investment income (loss)	1,679,724	0.19	(882,461)	(2.63)
Net realized gain on investments	59,792	0.01	90	0.00
Net change in unrealized appreciation (depreciation) on investments	(336,207)	(0.04)	74	0.00
Net increase (decrease) in net assets resulting from operations	1,403,309	0.16	(882,297)	(2.63)

(1)	The basic per share figures noted above are based on weighted averages of 8,668,334 and 335,000 shares outstanding for the three months ended March 31, 2018 and 2017, respectively.

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

We generate revenue in the form of interest on the debt securities that we hold and distributions and capital gains on other interests that we acquire in our portfolio companies. We expect that the debt we invest in will generally have stated terms of 36 to 60 months. Interest on debt securities is generally payable monthly. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

Investment income for the three months ended March 31, 2018 was $3,370,571, due primarily to interest income earned on our portfolio investments. Investment income for the three months ended March 31, 2017 was $3,288, due to interest income earned on non-investment sources.

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

Operating expenses for the three months ended March 31, 2018 and 2017 were $1,690,847 and $885,749, respectively. Operating expenses increased for the three months ended March 31, 2018 from the three months ended March 31, 2017 primarily due to management fees paid to RGC and professional fees incurred, which include legal, audit and tax preparation fees. Operating expenses per share for the three months ended March 31, 2018 and 2017 were $0.20 per share and $2.64 per share, respectively.

Net Investment Income (Loss)

Net investment income (loss) for the three months ended March 31, 2018 and 2017 were $1,679,724 and $(882,461), respectively. The net investment income increased for the three months ended March 31, 2018 from the three months ended March 31, 2017 primarily due interest income earned on our portfolio investments, partially offset by management fees and professional fees incurred. Net investment income (loss) per share for the three months ended March 31, 2018 and 2017 were $0.19 per share and $(2.63) per share, respectively.

Net Realized Gain on Investment

The net realized gain on investments of $59,792 for the three months ended March 31, 2018 was primarily due to the gain on our warrants for preferred stock of Placecast, Inc. The net realized gain on investments of $90 for the three months ended March 31, 2017 was solely due to the gain on U.S. Treasury Bills.

Net Change in Unrealized Appreciation (Depreciation) on Investments

The net change in unrealized depreciation on investments of $336,207 for the three months ended March 31, 2018 was primarily due to a decrease in the fair value of our warrants for common stock of Aspen Group, Inc. The net change in unrealized appreciation on investments of $74 for three months ended March 31, 2017 was solely due to the gain on U.S. Treasury Bills.

Net Increase (Decrease) in Net Assets Resulting from Operations

Net increase (decrease) in net assets resulting from operations for the three months ended March 31, 2018 and 2017 were $1,403,309 and $(882,297), respectively. The net increase in net assets resulting from operations for the three months ended March 31, 2018 was primarily due to interest and other income earned from our portfolio investments, partially offset by management fees and professional fees incurred and the net change in unrealized depreciation related to our warrants for common stock of Aspen Group, Inc. The net decrease in net assets resulting from operations for the three months ended March 31, 2017 was primarily due to management fees and professional fees incurred.

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

During the three months ended March 31, 2018, cash and cash equivalents decreased to $3,896,824, from $8,141,670 as of December 31, 2017. This decrease was primarily the result of the purchase of investments in portfolio companies and U.S. Treasury Bills and was partially offset by the maturity of the U.S. Treasury Bills for $72,509,000.

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

On October 8, 2015, we issued 1,667 shares of our common stock to David Spreng, our President, Chief Executive Officer and Chairman of our Board of Directors, for an aggregate purchase price of $25,000. The remaining shares were issued in connection with the Initial Private Offering, as follows:

Issuance Date	Shares Issued	Price Per Share	Gross Proceeds
December 22, 2016	333,333	$15.00	$5,000,000
April 19, 2017	1,000,000	$15.00	15,000,000
June 26, 2017	1,666,667	$15.00	25,000,000
September 12, 2017	2,666,667	$15.00	40,000,000
December 22, 2017	3,000,000	$15.00	45,000,000
Total	8,666,667		$130,000,000

There were no equity transactions during the three months ended March 31, 2018.

Contractual Obligations

	Payments Due By Period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Payable for securities purchased (1)	$16,194,707	$16,194,707	$-	$-	$-

(1)	Payable for securities purchased relates to the purchase of the U.S. Treasury Bill on margin. The payable for securities purchased was subsequently repaid in April 2018.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Distributions

To the extent that we have funds available, we intend to make quarterly distributions to our stockholders. Our stockholder distributions, if any, will be determined by our Board of Directors. Any distribution to our stockholders will be declared out of assets legally available for distribution. We anticipate that distributions will be paid from income primarily generated by interest and dividend income earned on investments made subsequent to the Initial Closing. During the three months ended March 31, 2018 and the year ended December 31, 2017, we did not declare or pay any dividends or distributions.

Critical Accounting Policies

Basis of Presentation

The preparation of the financial statements and related disclosures in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reports. Actual results could materially differ from those estimates. We believe that our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, include the valuation of investments and our election to be treated, and intent to qualify annually, as a RIC. See “Note 2 — Summary of Significant Accounting Policies” to our financial statements for the three months ended March 31, 2018, which describes our critical accounting policies and recently adopted accounting pronouncements not yet required to be adopted by us.

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

With respect to investments for which market quotations are not readily available, our Board of Directors undertakes a multi-step valuation process each quarter, as described below:

•	Our quarterly valuation process begins with each portfolio company investment being initially valued by RGC’s investment professionals that are responsible for the portfolio investment;

•	Preliminary valuation conclusions are then documented and discussed with RGC’s senior investment team;

•	At least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm. Certain investments, however, may not be evaluated by an independent valuation firm if the net asset value and other aspects of such investments in the aggregate do not exceed certain thresholds;

•	The Audit Committee then reviews these preliminary valuations from RGC and the independent valuation firm, if any; and

•	Our Board of Directors then discusses valuations and determines the fair value of each investment in our portfolio, in good faith, based on the input of RGC, the independent valuation firm and the Audit Committee.

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

Fair Value

The Company’s assets measured at fair value on a recurring basis subject to the requirements of ASC Topic 820 at March 31, 2018 and December 31, 2017 were as follows:

	As of March 31, 2018 (Unaudited)
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Term Loans	$-	$-	$67,598,167	$67,598,167
Warrants	-	-	3,937,614	3,937,614
Total Portfolio Investments	-	-	71,535,781	71,535,781
U.S. Treasury Bill	69,004,028	-	-	69,004,028
Total Investments	$69,004,028	$-	$71,535,781	$140,539,809

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Term Loans	$-	$-	$63,977,756	$63,977,756
Warrants	-	-	4,239,103	4,239,103
Total Portfolio Investments	-	-	68,216,859	68,216,859
U.S. Treasury Bill	72,504,649	-	-	72,504,649
Total Investments	$72,504,649	$-	$68,216,859	$140,721,508

The Company recognized transfers into and out of the levels indicated above at the end of the reporting period. There were no transfers into or out of the levels during the three months ended March 31, 2018 and the year ended December 31, 2017.

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

Management and Incentive Fees

We accrue for base management fees and incentive fees. The accrual for incentive fees includes the recognition of incentive fees on unrealized capital gains, even though such incentive fees are neither earned nor payable to RGC until the gains are both realized and in excess of unrealized depreciation on investments. See “Note 7 – Related Party Agreements and Transactions” to our financial statements in Part I, Item 1 of this Form 10-Q for more information on the Amended Advisory Agreement and the fee structure thereunder.

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

Recent Developments

On May 3, 2018, the Company’s Board of Directors declared a dividend in the amount of $0.15 per share payable on May 31, 2018 to stockholders of record as of May 15, 2018.

On April 24, 2018, the Aspen Group, Inc. senior secured term loan was prepaid.

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

We typically expect that interest rates on the investments held in our portfolio will be based on LIBOR, with many of these investments also having a LIBOR floor. As of March 31, 2018, 100.0%, or $67,598,167 (at cost), of our debt portfolio investments bore interest at variable rates, which are LIBOR-based and subject to certain floors, and none of our debt portfolio investments bore interest at fixed rates. As of March 31, 2018, 21.9% of our debt portfolio investments, or $14,775,218 (at cost), are subject to a 12.0% cap on cash interest. Any interest above the cap will accrue to principal and be treated as PIK interest. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase our investment income by a maximum of approximately $1,410,000 and decrease our investment income by a maximum of approximately $679,000, on an annual basis.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 29, 2018, which could materially affect our business, financial condition or operating results. There have been no material changes during the three months ended March 31, 2018 to the risk factors discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2017. The risks described in our annual report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported by us on our current reports on Form 8-K, we did not sell any securities during the period covered by this Form 10-Q that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

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

RUNWAY GROWTH CREDIT FUND INC.
Date: May 10, 2018
	By:	/s/ R. David Spreng
R. David Spreng
President, Chief Executive Officer and Chairman of the Board of Directors

Date: May 10, 2018	By:	/s/ Thomas B. Raterman
Thomas B. Raterman
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

