Form 10-Q
period 2018-06-30
Runway Growth Credit Fund Inc.
filed 2018-08-09
CIK 1653384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2018

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

The issuer had 8,738,897 shares of common stock, $0.01 par value per share, outstanding as of August 9, 2018.

RUNWAY GROWTH CREDIT FUND INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RUNWAY GROWTH CREDIT FUND INC.

Statements of Assets and Liabilities

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Investments at fair value:
Non-control/non-affiliate investments at fair value (cost of $136,380,243 and $67,811,669, respectively)	$135,990,207	$68,216,859
Investment in U.S. Treasury Bills at fair value (cost of $69,990,200 and $72,504,649, respectively)	69,990,200	72,504,649
Total investments at fair value (cost of $206,370,443 and $140,316,318, respectively)	205,980,407	140,721,508
Cash and cash equivalents	1,947,614	8,141,670
Accrued interest receivable	602,730	330,926
Deferred credit facility fees (net of accumulated amortization of $2,867 and $0, respectively)	155,133	-
Other accounts receivable	34,327	25,154
Prepaid expenses	44,455	96,449
Total assets	208,764,666	149,315,707

Liabilities
Payable for securities purchased	62,978,367	18,995,710
Credit facilities	15,000,000	-
Due to portfolio company	-	3,000,000
Due to affiliate	20,267	11,954
Accrued expenses and other liabilities	387,817	267,666
Total liabilities	78,386,451	22,275,330

Commitments and contingencies (Note 3)

Net assets
Common stock, $0.01 par value; 100,000,000 shares authorized; 8,738,897 and 8,668,334 shares issued and outstanding, respectively	87,389	86,683
Dividend distributions	(1,300,250)	-
Additional paid-in capital	129,265,383	126,920,269
Accumulated undistributed net investment income (loss)	2,720,285	(307,417)
Accumulated undistributed net realized loss	(4,556)	(64,348)
Accumulated net unrealized gain (loss)	(390,036)	405,190
Total net assets	$130,378,215	$127,040,377

Net asset value per share	$14.92	$14.66

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment income
From non-control/non-affiliate:
Interest income	$3,639,078	$113,366	$6,567,459	$113,366
Dividend income	-	13	-	13
Other income	54,146	1,823	69,146	1,823
End-of-term payments and other termination fees	543,750	-	843,751	-
Interest income from U.S. Treasury Bills	20,804	4,695	60,144	4,785
Other income from non-investment sources	151,264	8,107	239,113	11,395
Total investment income	4,409,042	128,004	7,779,613	131,382

Operating expenses
Management fees	1,203,125	968,753	2,406,250	1,483,843
Administration fee	41,158	31,250	98,303	62,500
Professional fees	215,529	115,481	344,086	270,915
Overhead allocation expense	91,953	-	210,067	-
General and administrative expenses	22,831	14,842	62,161	93,076
Directors’ fees	49,500	52,000	99,000	102,500
Consulting fees	12,000	12,237	25,000	24,657
Insurance expense	23,970	22,200	47,940	44,400
Interest expense	44,486	-	66,120	-
Other expenses	56,262	151,640	92,734	172,262
Total operating expenses	1,760,814	1,368,403	3,451,661	2,254,153
Net investment income (loss)	2,648,228	(1,240,399)	4,327,952	(2,122,771)

Realized and unrealized gain (loss) on investments
Realized gain on non-control/non-affiliate investments	-	-	59,792	-
Net change in unrealized appreciation (depreciation) on non-control/non-affiliate investments	(459,019)	-	(795,226)	-
Net change in unrealized appreciation (depreciation) on U.S. Treasury Bills	-	1,823	-	1,897
Net realized and unrealized gain (loss) on investments	(459,019)	1,823	(735,434)	1,897

Net increase (decrease) in net assets resulting from operations	$2,189,209	$(1,238,576)	$3,592,518	$(2,120,874)

Net increase (decrease) in net assets resulting from operations per common share	$0.25	$(1.01)	$0.41	$(2.70)
Net investment income (loss) per common share	$0.30	$(1.01)	$0.50	$(2.70)
Weighted-average shares outstanding	8,692,372	1,228,773	8,680,419	784,355

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Statements of Changes in Net Assets

(Unaudited)

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Net increase (decrease) in net assets from operations
Net investment income (loss)	$4,327,952	$(2,122,771)
Realized gain on investments	59,792	-
Net change in unrealized appreciation (depreciation) on investments	(795,226)	1,897
Net increase (decrease) in net assets resulting from operations	3,592,518	(2,120,874)

Distributions to shareholders from:
Dividends paid to shareholders	(1,300,250)	-
Total distributions to shareholders	(1,300,250)	-

Capital share transactions
Issuance of common stock	-	40,000,000
Issuance of common stock under dividend reinvestment plan	1,045,570	-
Net increase in net assets from capital share transactions	1,045,570	40,000,000

Total increase in net assets	3,337,838	37,879,126

Net assets at beginning of period	127,040,377	3,476,672

Net assets at end of period	$130,378,215	$41,355,798

Capital share activity
Shares issued	70,563	2,666,667
Shares outstanding at beginning of period	8,668,334	335,000
Shares outstanding at end of period	8,738,897	3,001,667

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$3,592,518	$(2,120,874)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(76,121,498)	(11,363,786)
Purchase of U.S. Treasury Bills	(138,972,584)	(46,485,628)
Sale or maturity of investments	9,593,353	-
Sale or maturity of U.S. Treasury Bills	141,513,028	24,500,000
Realized gain on non-control/non-affiliate investments	(59,792)	-
Net change in unrealized (appreciation) depreciation on non-control/non-affiliate investments	795,226	-
Net change in unrealized (appreciation) depreciation on U.S. Treasury Bills	-	(1,897)
Amortization of fixed income premiums or discounts	(2,006,632)	(27,998)
Amortization of deferred credit facility fees	(2,867)	-
Changes in operating assets and liabilities:
Accrued interest receivable	(271,804)	(34,188)
Other accounts receivable	(9,173)	-
Prepaid expenses	51,994	44,399
Due to portfolio company	(3,000,000)	-
Payable for securities purchased	43,982,657	-
Due to affiliate	8,313	(618,678)
Accrued expenses and other liabilities	120,151	168,536
Net cash used in operating activities	(20,787,110)	(35,940,114)

Cash flows from financing activities
Deferred credit facility fees	(152,266)	-
Borrowings under credit facilities	15,000,000	-
Dividends paid to shareholders	(254,680)	-
Cash received from common stock issued, net of change in capital contributions receivable	-	39,884,346
Net cash provided by financing activities	14,593,054	39,884,346

Net (decrease) increase in cash	(6,194,056)	3,944,232
Cash and cash equivalents at beginning of period	8,141,670	1,039,931
Cash and cash equivalents at end of period	$1,947,614	$4,984,163

Supplemental Disclosure of Cash Flow Information
Taxes paid	$-	$48,492
Interest paid	$8,435	$-

Supplemental Disclosure of Non-Cash Financing Activities
Issuance of shares of common stock under dividend reinvestment plan	$1,045,570	$-

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited)

June 30, 2018

Portfolio Companies	Sub-Industry	Investment Description (1),(5),(6)	Acquisition Date	Principal	Cost	Fair Value (2)	% of Net Assets

Non-control/non-affiliate investments

Senior Secured Term Loans
Aginity, Inc.	Application Software	LIBOR+9.5%, 11.5% floor, 5% ETP, due 5/25/2022	5/25/2018	$7,000,000	$6,708,771	$6,708,771	5.15%

AllClear ID, Inc.	Specialized Consumer Services	LIBOR+10.75%, 12.25% floor, 5% ETP, due 9/1/2020	9/1/2017	$10,000,000	9,421,318	9,565,468	7.35

Aria Systems, Inc.	Application Software	LIBOR+9.0%, 11.35% floor, 4% ETP, due 12/15/2021	6/29/2018	$25,000,000	23,969,383	23,969,383	18.38

CareCloud Corporation	Healthcare Technology	Prime+7.0%, 11.75% floor, 3.5% ETP, due 6/15/2022	6/19/2018	$25,000,000	24,368,226	24,368,226	18.69

Dtex Systems, Inc.	Specialized Consumer Services	LIBOR+9.5%, 11.5% floor, 11.5% cash cap, 4% ETP, due 11/15/2021	6/1/2018	$8,000,000	7,849,791	7,849,791	6.02

eSilicon Corporation	Semiconductors	Tranche I: LIBOR+10.5%, 11.5% floor, 5% ETP, due 7/15/2020	7/31/2017	$10,000,000	9,806,971	10,199,772	7.82
		Tranche II: LIBOR+10.5%, 11.5% floor, 5% ETP, due 7/15/2020	2/8/2018	$5,000,000	4,997,862	5,099,886	3.91

Jibe, Inc.	Application Software	LIBOR+10.0%, 12.25% floor, 5% ETP, due 6/7/2022	6/7/2018	$7,000,000	6,896,014	6,896,014	5.29

Mojix, Inc.	Application Software	Tranche I: LIBOR+10.5%, 11% floor, 12.0% cash cap, 5% ETP, due 5/15/2021 (4), (9)	5/16/2017	$6,005,220	5,833,754	5,334,580	4.09
		Tranche II: LIBOR+10.5%, 11% floor, 12.0% cash cap, 5% ETP, due 5/15/2021 (4), (9)	8/3/2017	$2,001,740	1,955,501	1,778,194	1.36

RedSeal, Inc.	Application Software	LIBOR+9.5%, 11% floor, 5.25% ETP, due 12/15/2020	12/15/2017	$15,000,000	14,882,034	14,882,034	11.41

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited) – (continued)

June 30, 2018

Portfolio Companies	Sub-Industry	Investment Description (1), (5), (6)	Acquisition Date	Principal/ Shares	Cost	Fair Value (2)	% of Net Assets

Non-control/non-affiliate investments (continued)

Senior Secured Term Loans (continued)

SendtoNews Video, Inc.	Advertising	Tranche I: LIBOR+11%, 11% floor, 4% ETP, due 6/30/2020 (3) (7)	6/30/2017	$3,500,000	$3,415,729	$3,415,729	2.62%
		Tranche II; LIBOR+11%, 11% floor, 4% ETP, due 6/30/2020 (3) (7)	10/4/2017	$1,500,000	1,500,000	1,500,000	1.15

zSpace, Inc.	Technology Hardware, Storage & Peripherals	LIBOR+10.5%, 12% floor, 5% ETP, due 12/29/2020	12/29/2017	$10,000,000	9,427,016	9,427,016	7.23
Total Senior Secured Term Loans					131,032,370	130,994,864	100.47

Warrants (8)
Aginity, Inc.	Application Software	Warrant for Series C Preferred Stock, exercise price $1.949/share, expires 5/25/2028	5/25/2018	359,159	167,727	167,727	0.13

AllClear ID, Inc.	Specialized Consumer Services	Warrant for Common Stock, exercise price $0.01/share, expires 9/1/2027	9/1/2017	523,893	1,053,025	1,053,025	0.81

Aria Systems, Inc.	Application Software	Warrant for Series G Preferred Stock, exercise price $0.8638/share, expires 6/29/2028	6/29/2018	2,170,641	770,578	770,578	0.59

Aspen Group Inc.	Education Services	Warrant for Common Stock, exercise price $6.87/share, expires 7/25/2022	7/25/2017	224,174	583,301	748,000	0.57

CareCloud Corporation	Healthcare Technology	Warrant for Series C Preferred Stock, exercise price $1.2035/share, expires 6/19/2025	6/19/2018	1,557,956	394,163	394,163	0.30

Dtex Systems, Inc.	Specialized Consumer Services	Warrant for Series C Preferred Stock, exercise price $0.600/share, expires 6/1/2025	6/1/2018	500,000	59,000	59,000	0.05

eSilicon Corporation	Semiconductors	Warrant for Series H Preferred Stock, exercise price $1.01/share, expires 7/31/2027	7/31/2017	1,485,149	543,564	518,317	0.40

Jibe, Inc.	Application Software	Warrant for Series C Preferred Stock, exercise price $2.265/share, expires 6/7/2028	6/7/2018	247,242	40,795	40,795	0.03

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited) – (continued)

June 30, 2018

Portfolio Companies	Sub-Industry	Investment Description (1), (5), (6)	Acquisition Date	Principal/ Shares	Cost	Fair Value (2)	% of Net Assets

Non-control/non-affiliate investments (continued)

Warrants (continued)

Mojix, Inc.	Application Software	Warrants for Series E Preferred Stock, exercise price $0.1064/share, expires 5/16/2027 (9), (10)	5/16/2017	16,442,732	$417,645	$-	-%

RedSeal, Inc.	Application Software	Warrant for Series C-Prime Preferred Stock, exercise price $0.27318/share, expires 12/15/2027	12/15/2017	3,569,075	364,046	331,924	0.25

SendtoNews Video, Inc.	Advertising	Warrant for Class B Non-Voting Stock, exercise price $0.67/share, expires 6/30/2027 (3) (7)	6/30/2017	574,502	246,461	232,700	0.18

zSpace, Inc.	Technology Hardware, Storage & Peripherals	Warrant for Series E Preferred Stock, exercise price $0.90/share, expires 12/29/2027	12/29/2017	1,896,966	707,568	679,114	0.52
Total Warrants					5,347,873	4,995,343	3.83

Total non-control/non-affiliate investments					136,380,243	135,990,207	104.30

U.S. Treasury		U.S. Treasury Bill, 0%, due 7/5/2018		$70,000,000	69,990,200	69,990,200	53.69

Total Investments					$206,370,443	$205,980,407	157.99%

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited) – (continued)

June 30, 2018

(1)	Disclosures of interest rates on notes include cash interest rates, payment-in-kind (“PIK”) interest rates and end-of-term-payment (“ETP”) interest rates, as applicable. Unless otherwise indicated, all of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to the 3-Month London Interbank Offered Rate (“LIBOR”) or the U.S. Prime Rate. At June 30, 2018, the 3-Month LIBOR was 2.33% and the U.S. Prime Rate was 5.00%.

(2)	All investments in portfolio companies, which as of June 30, 2018 represented 104.3% of the Company’s net assets, are restricted as to resale and were valued at fair value as determined in good faith by the Company’s Board of Directors.

(3)	Investment is not a qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 2.50% of total investments at fair value as of June 30, 2018. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).

(4)	Represents a PIK security. If the interest rate goes above the cap of 12.00%, PIK interest will be accrued on the excess amount and paid at maturity.

(5)	All investments are valued using unobservable inputs, except the U.S. Treasury Bill which is valued using observable inputs.

(6)	All investments are domiciled in the United States, unless otherwise noted.

(7)	Investment is domiciled in Canada.

(8)	Investments are non-income producing.

(9)	As of June 29, 2018, the Mojix, Inc. (“Mojix”) loan and security agreement was amended to: (a) increase the LIBOR spread from 10.0% to 10.5%; (b) require existing shareholders to invest additional amounts of equity in Mojix; (c) grant the Company a warrant to purchase, at nominal cost, $2,000,000 worth of shares of Mojix preferred stock being issued in conjunction with the required equity financing; and, (d) make certain adjustments to the length and timing of interest-only periods based on the accomplishment of performance milestones. In exchange, the Company has agreed to provide forbearance on certain covenant defaults and make available, upon certain additional equity investment by the shareholders, the remaining $2,000,000 under the original loan commitment. On July 6, 2018, the Company funded a third tranche in the amount of $500,000.

(10)	In connection with the June 29, 2018 amended loan and security agreement, Mojix has agreed to grant the Company a warrant to purchase, at nominal cost, $2,000,000 worth of shares of Mojix preferred stock. The warrant to be granted in conjunction with the amended loan terms will be recorded at fair value when issued.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited) – (continued)

June 30, 2018

The following tables show the fair value of our portfolio of investments (excluding any U.S. Treasury Bills held) by geographic region and industry as of June 30, 2018:

	June 30, 2018
Geographic Region	Investments at Fair Value	Percentage of Net Assets

Western United States	$81,647,589	62.62%
Southeastern United States	24,762,389	18.99
South Central United States	10,618,493	8.15
Midwestern United States	6,876,498	5.27
Northeastern United States	6,936,809	5.32
Canada	5,148,429	3.95
Total	$135,990,207	104.30%

	June 30, 2018
Industry	Investments at Fair Value	Percentage of Net Assets

Application Software	$60,880,000	46.69%
Healthcare Technology	24,762,389	19.00
Specialized Consumer Services	18,527,284	14.21
Semiconductors	15,817,975	12.13
Technology Hardware, Storage & Peripherals	10,106,130	7.75
Advertising	5,148,429	3.95
Education Services	748,000	0.57
Total	$135,990,207	104.30%

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments

December 31, 2017

Portfolio Companies	Sub-Industry	Investment Description (1),(5),(6)	Acquisition Date	Principal	Cost	Fair Value (2)	% of Net Assets

Non-control/non-affiliate investments

Senior Secured Term Loans
AllClear ID, Inc.	Specialized Consumer Services	LIBOR+10.75%, 12.25% floor, 5% ETP, due 9/1/2020	9/1/2017	$10,000,000	$9,068,668	$9,068,668	7.14%

Aspen Group Inc.	Education Services	Tranche I: LIBOR+10%, 10% floor, 3.25% ETP, due 7/25/2021 (4)	7/25/2017	$5,000,000	4,467,483	4,467,483	3.52
		Tranche II: LIBOR+10%, 10% floor, 3.25% ETP, due 7/25/2021 (4)	12/4/2017	$2,500,000	2,495,740	2,495,740	1.96

eSilicon Corporation	Semiconductors	LIBOR+10.5%, 11.5% floor, 5% ETP, due 7/15/2020	7/31/2017	$10,000,000	9,555,024	9,555,024	7.52

Mojix, Inc.	Application Software	Tranche I: LIBOR+10%, 11% floor, 5% ETP, due 5/15/2021 (4)	5/16/2017	$6,000,000	5,802,549	5,802,549	4.57
		Tranche II: LIBOR+10%, 11% floor, 5% ETP, due 5/15/2021 (4)	8/3/2017	$2,000,000	1,948,989	1,948,989	1.53

Placecast, Inc.	Internet Software & Services	LIBOR+10.75%, 11.75% floor, 5% ETP, due 6/15/2020	6/21/2017	$2,000,000	1,981,236	1,981,236	1.56

RedSeal, Inc.	Application Software	LIBOR+9.5%, 11% floor, 5.25% ETP, due 12/15/2020	12/15/2017	$15,000,000	14,656,171	14,656,171	11.54

SendtoNews Video, Inc.	Advertising	Tranche I: LIBOR+11%, 11% floor, 4% ETP, due 6/30/2020 (3) (7)	6/30/2017	$3,500,000	3,305,812	3,305,812	2.60
		Tranche II; LIBOR+11%, 11% floor, 4% ETP, due 6/30/2020 (3) (7)	10/4/2017	$1,500,000	1,500,000	1,500,000	1.18

zSpace, Inc.	Application Software	LIBOR+10.5%, 12% floor, 5% ETP, due 12/29/2020	12/29/2017	$10,000,000	9,196,084	9,196,084	7.24

Total Senior Secured Term Loans					$63,977,756	$63,977,756	50.36%

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments – (continued)

December 31, 2017

Portfolio Companies	Sub-Industry	Investment Description (5), (6)	Acquisition Date	Principal/ Shares	Cost	Fair Value (2)	% of Net Assets

Non-control/non-affiliate investments (continued)

Warrants (8)
AllClear ID, Inc.	Specialized Consumer Services	Warrant for Common Stock,exercise price $0.01/share, expires 9/1/2027	9/1/2017	523,893	$1,053,025	$1,053,025	0.83%

Aspen Group Inc.	Education Services	Warrant for Common Stock,exercise price $6.87/share, expires 7/25/2022	7/25/2017	224,174	583,301	1,018,000	0.80

eSilicon Corporation	Semiconductors	Warrant for Series H Preferred Stock,exercise price $1.01/share, expires 7/31/2027	7/31/2017	1,485,149	543,564	543,564	0.43

Mojix, Inc.	Application Software	Warrants for Series E Preferred Stock, exercise price $0.1064/share, expires 5/16/2027	5/16/2017	11,744,808	303,016	281,900	0.22

Placecast, Inc.	Internet Software & Services	Warrant for Series C Preferred Stock, exercise price $1.5669/share, expires 6/21/2027	6/21/2017	127,643	32,932	31,400	0.02

RedSeal, Inc.	Application Software	Warrant for Series C-Prime Preferred Stock, exercise price $0.27318/share, expires 12/15/2027	12/15/2017	3,569,075	364,046	364,046	0.29

SendtoNews Video, Inc.	Advertising	Warrant for Class B Non-Voting Stock, exercise price $0.67/share, expires 6/30/2027 (3) (7)	6/30/2017	574,502	246,461	239,600	0.19

zSpace, Inc.	Application Software	Warrant for Series E Preferred Stock, exercise price $0.90/share, expires 12/29/2027	12/29/2017	1,896,966	707,568	707,568	0.56
Total Warrants					3,833,913	4,239,103	3.34

Total non-control/non-affiliate investments					67,811,669	68,216,859	53.70

U.S. Treasury		U.S. Treasury Bill, 0%, due 1/4/2018		$72,509,000	72,504,649	72,504,649	57.07

Total Investments					$140,316,318	$140,721,508	110.77%

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

The Company was formed primarily to lend to, and selectively invest in, small, fast-growing companies in the United States. The Company’s investment objective is to maximize its total return to its stockholders primarily through current income on its loan portfolio, and secondarily through capital appreciation on its warrants and other equity positions. The Company’s investment activities are managed by its external investment adviser, Runway Growth Capital LLC (“RGC”). Runway Administrator Services LLC (the “Administrator”) is a wholly owned subsidiary of RGC and provides all administrative services necessary for the Company to operate.

In October 2015, in connection with the Company’s formation, the Company issued and sold 1,667 shares of common stock to David Spreng, the President and Chief Executive Officer of the Company and Chairman of the Company’s Board of Directors, for an aggregate purchase price of $25,000. The sale of shares of common stock was approved by the unanimous consent of the Company’s sole director at the time. In December 2016, the Company completed the initial closing of capital commitments in its first private offering of shares of common stock to investors (the “Initial Private Offering”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), and other applicable securities laws. The final closing of the Initial Private Offering occurred on December 1, 2017. As of June 30, 2018, in connection with the Initial Private Offering, the Company had closed on capital commitments of $275,000,000 and had issued 8,666,667 shares of its common stock for a total purchase price of $130,000,000.

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

Cash and cash equivalents

Cash represents deposits held at financial institutions while cash equivalents are highly liquid investments held at financial institutions with an original maturity of three months or less at the date of acquisition. At June 30, 2018, cash and cash equivalents balances totaling $1,947,614 exceeded Federal Deposit Insurance Corporation protection levels of $250,000 by $1,697,614, subjecting the Company to risks related to the uninsured balance. Cash and cash equivalents are held at large, established, high credit-quality financial institutions, and management believes that risk of loss associated with any uninsured balance is remote.

Due to Portfolio Company

On December 15, 2017, the Company closed on and funded a $15,000,000 loan to a portfolio company, $3,000,000 of which represented a sinking fund to be held in a blocked bank account on which the Company is the only party authorized to approve payments. As of December 31, 2017, the bank at which the account was to be held had not fully executed the blocked account control agreement and as such, though treated contractually as advanced and earning interest, the funds remained with the Company’s custodian until all signatures were received on January 2, 2018. This $3,000,000 is included in Due to Portfolio Company on the Statements of Assets and Liabilities for the year ended December 31, 2017.

Deferred Credit Facility Fees

The fees and expenses associated with opening the Credit Facilities (as defined below) are being deferred and amortized as part of interest expense using the effective interest method over the term of the Credit Facilities in accordance with ASC 470, Debt.   Debt issuance costs associated with the Credit Facilities remain classified as an asset, regardless of whether there are any outstanding borrowings on the facility.

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

Per Share Information

Basic and diluted earnings/(loss) per common share is calculated using the weighted-average number of common shares outstanding for the period presented. For the three and six months ended June 30, 2018 and 2017, basic and diluted earnings/(loss) per share were the same because there were no potentially dilutive securities outstanding. Per share data is based on the weighted-average shares outstanding.

 Distributions

The Company generally intends to distribute, out of assets legally available for distribution, substantially all of its available earnings, on a quarterly basis, subject to the discretion of the Board of Directors. For each of the three and six months ended June 30, 2018, the Company declared and paid dividends in the amount of $1,300,250 of which $254,680 was distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s dividend reinvestment program. For each of the three and six months ended June 30, 2017, the Company did not declare or pay any dividends or distributions.

Recent Accounting Pronouncements

 In January 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 affects accounting for equity investments and financial liabilities where the fair value option has been elected. ASU 2016-01 requires an entity to measure equity investments at fair value through net income. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017. The Company has adopted this standard, which did not have a material impact on its financial statements and to related disclosures, for the periods presented.

In May 2014, the FASB issued a converged standard to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The core principle of the new guidance is that an entity will recognize revenue to depict the transfer of goods or services to customers in an amount that the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) –Deferral of the Effective Date, formally amending the effective date of the new revenue recognition guidance. The amended guidance defers the effective date of the new guidance to interim reporting periods within annual reporting periods beginning after December 15, 2017. Public business entities are permitted to apply the new guidance early, but not before the original effective date (i.e., interim periods within annual periods beginning after December 15, 2016). The Company has adopted this standard, which did not have a material impact on its financial statements and to related disclosures, for the periods presented.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606) –Principal versus Agent Considerations (Reporting Revenue Gross Versus Net) (“ASU 2016-08”). The amended guidance affects entities that enter into contracts with customers to transfer goods or services in exchange for consideration. Under ASU 2016-08, when another party is involved in providing goods or services to a customer, an entity must determine whether the nature of its promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided by the other party (that is, the entity is an agent). An entity is a principal if it controls the specified good or service before that good or service is transferred to a customer. The amended guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customer. ASU 2016-08 affects the guidance in the new revenue standard issued in May 2014 and has the same effective date which is described above. The Company adopted this standard, which did not have a material impact on its financial statements and to related disclosures, for the periods presented.

In August 2016, the FASB issued 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues including, among other things, the classification of debt prepayment or debt extinguishment costs. ASU 2016-15 is effective for annual periods, and the interim periods within those periods, beginning after December 15, 2017. The Company adopted this standard, which did not have a material impact on its financial statements and to related disclosures, for the periods presented.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those years. The Company has adopted ASU 2016-18, which did not have a material impact on its financial statements and to related disclosures, for the periods presented.

Note 3 – Commitments and Contingencies

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. At June 30, 2018, the Company had $21,000,000 in unfunded loan commitments to provide debt financing to its portfolio companies. The balance of unfunded commitments to extend financing as of June 30, 2018 was as follows:

Portfolio Company	Investment Type	June 30, 2018
Aginity, Inc.	Senior Secured Term Loan	$7,000,000
Aria Systems, Inc.	Senior Secured Term Loan	5,000,000
Dtex Systems, Inc.	Senior Secured Term Loan	7,000,000
Mojix, Inc.	Senior Secured Term Loan	2,000,000
Total unused commitments to extend financing		$21,000,000

At December 31, 2017 the Company had $11,500,000 in unfunded loan commitments

The Company’s management believes that its available cash balances and/or ability to drawdown capital from investors provides sufficient funds to cover its unfunded commitments as of June 30, 2018. The Company has evaluated the expected net future cash flows related to unfunded commitments and determined the fair value to be zero as of June 30, 2018.

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

Note 5 – Net Increase/(Decrease) in Net Assets Resulting from Operations per Common Share

The following information sets forth the computation of basic income/losses per common share for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net increase (decrease) in net assets resulting from operations	$2,189,209	$(1,238,576)	$3,592,518	$(2,120,874)
Per Share Data:(1)
Weighted-average shares outstanding for period
Basic	8,692,372	1,228,773	8,680,419	784,355
Diluted	8,692,372	1,228,773	8,680,419	784,355
Basic and diluted income (loss) per common share
Basic	$0.25	$(1.01)	$0.41	$(2.70)
Diluted	$0.25	$(1.01)	$0.41	$(2.70)

(1)	Per share data is based on average weighted shares outstanding.

Note 6 – Net Assets

The Company has the authority to issue 100,000,000 shares of common stock, $0.01 par value per share. The common shares issued, the price per share and the proceeds raised, since inception, are detailed in the following table:

Issuance Date	Shares Issued	Price Per Share	Gross Proceeds
October 8, 2015	1,667	$15.00	$25,000
December 22, 2016	333,333	15.00	5,000,000
April 19, 2017	1,000,000	15.00	15,000,000
June 26, 2017	1,666,667	15.00	25,000,000
September 12, 2017	2,666,667	15.00	40,000,000
December 22, 2017	3,000,000	15.00	45,000,000
May 31, 2018 (1)	70,563	14.82	1,045,570
Total	8,738,897		$131,070,570

(1)	Shares were issued as part of the dividend reinvestment program.

At each of June 30, 2018 and December 31, 2017 the Company had total commitments of $275,000,000.

Capital commitments may be drawn down by the Company on a pro rata basis, as needed, upon not less than ten (10) days’ prior written notice for the purposes of funding the Company’s investments (including follow-on investments), paying the Company’s expenses, including fees under the investment advisory agreement, as amended and restated (the “Amended Advisory Agreement”), by and between the Company and RGC, and/or maintaining a reserve account for the payment of future expenses or liabilities.

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

RGC earned base management fees of $1,203,125 and $2,406,250 for the three and six months ended June 30, 2018, respectively. RGC earned base management fees of $968,753 and $1,483,843 for the three and six months ended June 30, 2017, respectively.

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

RGC earned no incentive fees for the three and six months ended June 30, 2018 and 2017.

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

The Company reimbursed the Administrator $304,745 and $150,704 during the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, the Company had accrued a net payable to the Administrator of $20,267. Of the total amount reimbursed to the Administrator, $178,502 was related to overhead allocation expense for the six months ended June 30, 2018. The Company reimbursed the Administrator $1,009,680 during the year ended December 31, 2017 and accrued a payable of $11,954 due to the Administrator as of December 31, 2017. Administration fees were $41,158 and $98,303 for the three and six months ended June 30, 2018, respectively. Administration fees were $31,250 and $62,500 for the three and six months ended June 30, 2017, respectively.

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

The following tables present information about the Company’s assets measured at fair value as of June 30, 2018 and December 31, 2017, respectively:

	As of June 30, 2018 (Unaudited)
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Term Loans	$-	$-	$130,994,864	$130,994,864
Warrants	-	-	4,995,343	4,995,343
Total Portfolio Investments	-	-	135,990,207	135,990,207
U.S. Treasury Bill	69,990,200	-	-	69,990,200
Total Investments	$69,990,200	$-	$135,990,207	$205,980,407

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Term Loans	$-	$-	$63,977,756	$63,977,756
Warrants	-	-	4,239,103	4,239,103
Total Portfolio Investments	-	-	68,216,859	68,216,859
U.S. Treasury Bill	72,504,649	-	-	72,504,649
Total Investments	$72,504,649	$-	$68,216,859	$140,721,508

The Company recognizes transfers into and out of the levels indicated above at the end of the reporting period. There were no transfers into or out of the levels during the period ended June 30, 2018 and the year ended December 31, 2017.

The following table presents a rollforward of Level 3 assets measured at fair value as of June 30, 2018:

	Senior Secured Term Loans	Warrants	Total
Fair value at December 31, 2017	$63,977,756	$4,239,103	$68,216,859
Amortization of fixed income premiums or discounts	1,980,637	-	1,980,637
Purchases of investments	74,689,235	1,432,263	76,121,498
Sales of investments	(9,500,629)	(92,724)	(9,593,353)
Reorganizations	(114,629)	114,629	-
Realized gain	-	59,792	59,792
Change in unrealized gain (loss)	(37,506)	(757,720)	(795,226)
Fair value at June 30, 2018	$130,994,864	$4,995,343	$135,990,207
Change in unrealized gain (loss) on Level 3 investments still held as of June 30, 2018	$(37,506)	$(757,720)	$(795,226)

The following table presents a rollforward of Level 3 assets measured at fair value as of December 31, 2017:

	Senior Secured Term Loans	Warrants	Total
Fair value at December 31, 2016	$-	$-	$-
Amortization of fixed income premiums or discounts	806,632	-	806,632
Purchases of investments	63,171,124	3,833,913	67,005,037
Sales of investments	-	-	-
Change in unrealized gain (loss)	-	405,190	405,190
Fair value at December 31, 2017	$63,977,756	$4,239,103	$68,216,859
Change in unrealized gain (loss) on Level 3 investments still held as of December 31, 2017	$-	$405,190	$405,190

The following table provides quantitative information regarding Level 3 fair value measurements as of June 30, 2018.

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Senior Secured Term Loans (1)	$130,994,864	Discounted Cash Flow analysis	Discount rate	16.0%-23.6% (19.3%)
		Market approach	Origination yield	13.8%-14.8% (14.2%)
Warrants (2)	4,995,343	Black-Scholes model	Risk-free interest rate	2.3%-2.8% (2.6%)
			Average industry volatility	20%-70% (43%)
			Estimated time to exit	0.9 years-6.2 years (3.8 years)
Total Level 3 Investments	$135,990,207

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2017.

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Senior Secured Term Loans (1)	$42,475,947	Market approach	Origination yield	14.3%-21.0% (17.2%)
	21,501,809	Income approach	Discount rate	14.8%-19.4% (16.7%)

Warrants (2)	4,239,103	Black-Scholes model	Risk-free interest rate	1.3%-2.3% (2.0%)
			Average industry volatility	20%-70% (43%)
			Estimated time to exit	1.4 years-5.8 years (4.3 years)
Total Level 3 Investments	$68,216,859

(1)	The significant unobservable inputs used in the fair value measurement of the Company’s debt securities are origination yields and discount rates. The origination yield is defined as the initial market price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The discount rate is related to company-specific characteristics such as underlying investment performance, projected cash flows, and other characteristics of the investment. Significant increases (decreases) in the inputs in isolation may result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment.

(2)	The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are inputs used in the Black Scholes option pricing model (“OPM”) which include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.

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

Note 10 – Credit Facilities

On June 22, 2018, the Company entered into a demand loan agreement (the “Uncommitted Facility”) and a revolving loan agreement (the “Committed Facility,” and together with the Uncommitted Facility, the “Credit Facilities”) with CIBC Bank USA (“CIBC”).

The maximum principal amount of available borrowings under each of the Uncommitted Facility and the Committed Facility is $17.5 million (for a combined maximum principal amount under the Credit Facilities of $35 million), subject in each case to availability under the borrowing base, which is based on unused capital commitments. Borrowings under the Credit Facilities bear interest, at the Company’s election at the time of drawdown, at a rate per annum equal to (i) in the case of LIBOR rate loans, the LIBOR rate for the applicable interest period plus 2.50% or (ii) in the case of prime rate loans, CIBC’s prime commercial rate at the time of the borrowing minus 0.50%.

The Credit Facilities mature on June 21, 2019, however, CIBC may terminate the Uncommitted Facility, and call any loans thereunder, at any time on demand. The Company has twenty (20) business days to honor any such demand for payment under the Uncommitted Facility (unless the Company is in payment default or certain bankruptcy or liquidation events that constitute events of default occur, in which case immediate repayment is required). Loans made under the Credit Facilities must also be repaid in full on the earlier of (i) (x) one hundred and eighty (180) days following the funding date of the loan for the first two loans and (y) one hundred and twenty (120) days following the funding date of each subsequent loan, (ii) the maturity date under the Credit Facilities of June 21, 2019, (iii) the occurrence of certain bankruptcy and liquidation events that constitute events of default under the Credit Facilities, and (iv) CIBC’s demand for payment after the occurrence of any other events of default.

The Credit Facilities are secured by a perfected first priority security interest in the Company’s right, title, and interest in and to the capital commitments of the Company’s private investors, including the Company’s right to make capital calls, receive and apply capital contributions, enforce remedies and claims related thereto together with capital call proceeds and related rights, and a pledge of the collateral account into which capital call proceeds are deposited.

The Credit Facilities contain customary covenants and events of default for such subscription credit facilities (with customary cure and notice provisions), including, without limitation, maintenance of RIC status; nonpayment; misrepresentation of representations and warranties; breach of covenant; certain bankruptcy and liquidation events; change of control at RGC; the Amended Advisory Agreement or the Administration Agreement, ceasing to remain in effect; investors with aggregate capital commitments to the Company in excess of fifteen percent (15%) of the aggregate capital commitments of all investors in the Company failing to make capital contributions within ten (10) business days of when required; and the commitment period of the Company’s investors terminating because the Company engages in a Spin-Off transaction.

On June 26, 2018, the Company drew down $15,000,000 under the Credit Facilities, all of which remains outstanding as of June 30, 2018. Interest is accrued at CIBC’s prime commercial rate less 0.5%.

Borrowing Date	Borrowings	Interest Rate	Maturity Date
June 26, 2018	$15,000,000	4.5%	December 23, 2018
Total	$15,000,000

Note 11 – Financial Highlights

	Three Months Ended June 30, 2018 (Unaudited)	Three Months Ended June 30, 2017 (Unaudited)
Per Share Data:(1)
Net asset value at beginning of period	$14.82	$7.74
Net investment income (loss)	0.30	(1.01)
Change in unrealized depreciation	(0.05)	-
Dividends declared	(0.15)	-
Accretion	-	7.05
Net asset value at end of period	$14.92	$13.78
Return from investment operations	2.02%	(13.05)%
Return from accretion	-%	91.09%
Total return based on net asset value (2)	0.67%	78.04%
Weighted-average shares outstanding for period, basic	8,692,372	1,228,773
Ratio/Supplemental Data:
Net assets at end of period	$130,378,215	$41,355,798
Average net assets	$129,924,825	$19,757,217
Annualized ratio of net operating expenses to average net assets	5.45%	27.86%
Annualized ratio of net investment income (loss) to average net assets	8.20%	(25.25)%
Annualized ratio of net operating expenses excluding management fees and interest expense, to average net assets	1.58%	8.14%
Annualized ratio of net increase (decrease) in net assets resulting from operations to average net assets	6.78%	(25.21)%

	Six Months Ended June 30, 2018 (Unaudited)	Six Months Ended June 30, 2017 (Unaudited)
Per Share Data:(1)
Net asset value at beginning of period	$14.66	$10.38
Net investment income (loss)	0.50	(2.70)
Realized gain	0.01	-
Change in unrealized depreciation	(0.09)	-
Dividends declared	(0.15)	-
Accretion (dilution)	(0.01)	6.10
Net asset value at end of period	$14.92	$13.78
Return from investment operations	3.41%	(26.01)%
Return from accretion (dilution)	(0.07)%	58.77%
Total return based on net asset value (2)	1.77%	32.76%
Weighted-average shares outstanding for period, basic	8,680,419	784,355
Ratio/Supplemental Data:
Net assets at end of period	$130,378,215	$41,355,798
Average net assets	$129,662,278	$11,398,309
Annualized ratio of net operating expenses to average net assets	5.37%	40.21%
Annualized ratio of net investment income (loss) to average net assets	6.73%	(37.87)%
Annualized ratio of net operating expenses excluding management fees, to average net assets	1.52%	13.74%
Annualized ratio of net increase (decrease) in net assets resulting from operations to average net assets	5.59%	(37.83)%

(1)	Financial highlights are based on weighted-average shares outstanding.
(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.

Note 12 - Subsequent Events

On July 6, 2018, the Company funded a $500,000 senior secured term loan (Tranche III) to Mojix, Inc. for a purchase price of $495,000.

On July 10, 2018, the Company funded an investment in Aria Systems, Inc. Series G Preferred Stock for a purchase price of $250,000.

On July 26, 2018, the Company’s Board of Directors declared a dividend in the amount of $0.25 per share payable on August 31, 2018 to stockholders of record as of August 15, 2018.

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

Although we believe the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this quarterly report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in this quarterly report on Form 10-Q and in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2017.

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

We commenced investment activities in portfolio securities during the quarter ended June 30, 2017, and we commenced investment activities in U.S. Treasury Bills during the quarter ended December 31, 2016. In October 2015, in connection with our formation, we issued and sold 1,667 shares of our common stock to David Spreng, our President, Chief Executive Officer and Chairman of our Board of Directors, for an aggregate purchase price of $25,000. In December 2016, we completed the initial closing of capital commitments in the Initial Private Offering, in connection with which we called capital and issued 333,333 shares of our common stock to investors for an aggregate purchase price of $5,000,000. The final closing of the Initial Private Offering occurred on December 1, 2017. As of June 30, 2018, in connection with the Initial Private Offering, we had closed on capital commitments of $275,000,000 and had issued 8,666,667 shares of our common stock to stockholders for a total purchase price of $130,000,000.

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

Portfolio Composition and Investment Activity

Portfolio Composition

At June 30, 2018, we had investments in twelve portfolio companies and held one U.S. Treasury Bill. At December 31, 2017, we had investments in eight portfolio companies and held one U.S. Treasury Bill. The following table shows the fair value of our investments, by asset class, as of June 30, 2018 and December 31, 2017:

	June 30, 2018 (Unaudited)			December 31, 2017
Investments	Cost	Fair Value	Percentage of Total Portfolio	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
Senior Secured Term Loans	$131,032,370	$130,994,864	63.6%	$63,977,756	$63,977,756	45.5%
Warrants	5,347,873	4,995,343	2.4	3,833,913	4,239,103	3.0
Total Portfolio Investments	136,380,243	135,990,207	66.0	67,811,669	68,216,859	48.5

U.S. Treasury Bill	69,990,200	69,990,200	34.0	72,504,649	72,504,649	51.5
Total Investments	$206,370,443	$205,980,407	100.0%	$140,316,318	$140,721,508	100.0%

Investment Activity

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments as well as sales of existing investments. Our primary investment activity for the six months ended June 30, 2018 was as follows:

•	On February 8, 2018, we funded a $5,000,000 senior secured term loan (Tranche II) to eSilicon Corporation for a purchase price of $4,950,000.

•	On February 13, 2018, the Placecast Inc. senior secured loan was prepaid and we exercised our warrant in Placecast Inc. for total proceeds of $2,474,399.

•	On April 24, 2018, the Aspen Group, Inc. senior secured loans were prepaid for total proceeds of $8,070,121.

•	On May 25, 2018, we funded a $7,000,000 senior secured term loan to Aginity, Inc. for a purchase price of $6,692,273 and purchased a warrant to purchase 359,159 shares of Series C Preferred Stock for $167,727.

•	On June 1, 2018, we funded a $8,000,000 senior secured term loan to Dtex Systems, Inc. for a purchase price of $7,836,000 and purchased a warrant to purchase 500,000 shares of Series C Preferred Stock for $59,000.

•	On June 7, 2018, we funded a $7,000,000 senior secured term loan to Jibe, Inc. for a purchase price of $6,889,205 and purchased a warrant to purchase 247,242 shares of Series C Preferred Stock for $40,795.

•	On June 19, 2018, we funded a $25,000,000 senior secured term loan to CareCloud Corporation for a purchase price of $24,355,837 and purchased a warrant to purchase 1,557,956 shares of Series C Preferred Stock for $394,163.

•	On June 29, 2018, we funded a $25,000,000 senior secured term loan to Aria Systems, Inc. for a purchase price of $23,965,893 and purchased a warrant to purchase 2,170,641 shares of Series G Preferred Stock for $770,578.

Portfolio Reconciliation

The following is a reconciliation of our investment portfolio, including U.S. Treasury Bills, for the six months ended June 30, 2018 and year ended December 31, 2017.

	Six Months Ended June 30, 2018 (unaudited)	Year Ended December 31, 2017
Beginning Investment Portfolio	$140,721,508	$2,999,849
Purchase of Investments	76,121,498	67,005,037
Purchase of U.S. Treasury Bills	138,972,584	156,977,177
Amortization of Fixed Income Premiums and Discounts	2,006,632	834,194
Portfolio Investments Repaid	(9,593,353)	-
Sales and Maturities of U.S. Treasury Bills	(141,513,028)	(87,500,000)
Realized gain on Investments	59,792	-
Net Change in Unrealized Appreciation (Depreciation) on Investments	(795,226)	405,251
Ending Investment Portfolio	$205,980,407	$140,721,508

Asset Quality

In addition to various risk management and monitoring tools, RGC uses an investment rating system to characterize and monitor the quality of our debt investment portfolio. Equity securities and Treasury Bills are not graded. This debt investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

Investment Rating	Rating Definition

1	Performing above plan of record and/or strong enterprise profile, value, financial performance/coverage. Maintaining full covenant and payment compliance as agreed.

2	Performing at or reasonably close to plan of record. Acceptable business prospects, enterprise value, financial coverage. Maintaining full covenant and payment compliance as agreed. All new loans are initially graded Category 2.

3	Performing below plan of record. Potential elements of concern over performance, trends and business outlook. Enterprise and financial coverage remain adequate. Some potential covenant non-compliance. Full payment compliance.

4	Performing materially below plan of record. Non-compliant with material financial covenants. Payment default/deferral could result without corrective action. Requires close monitoring. Business prospects, enterprise value and collateral coverage declining. These investments may be in workout, and there is a possibility of loss of return but no loss of principal is expected

5	Going concern nature in question. Substantial decline in enterprise value and all coverages. Covenant and payment default imminent if not currently present. Investments are nearly always in workout. May experience partial and/or full loss.

The following table shows the investment rankings of our debt investments at fair value as of June 30, 2018 and December 31, 2017.

	As of June 30, 2018 (Unaudited)			As of December 31, 2017
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$9,565,468	4.6%	1	-	-	-
2	114,316,622	55.5%	9	$56,226,218	40.0%	7
3	-	-	-	7,751,538	5.5%	1
4	7,112,774	3.5%	1	-	-	-
5	-	-	-	-	-	-
	$130,994,864	63.6%	11	$63,977,756	45.5%	8

Loans and Debt Securities on Non-Accrual Status

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of June 30, 2018 and December 31, 2017, we did not have any loans on non-accrual status.

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

Comparison of the Three Months Ended June 30, 2018 and 2017

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	Total	Per Share (1)	Total	Per Share (1)

Investment income
Interest income	$3,659,882	$0.42	$118,061	$0.09
Dividend income	-	-	13	0.00
Other income	205,410	0.03	9,930	0.01
End-of-term payments and other termination fees	543,750	0.06	-	-
Total investment income	$4,409,042	$0.51	$128,004	$0.10

Operating expenses
Management fees	$1,203,125	$0.14	$968,753	$0.79
Administration fees	41,158	0.00	31,250	0.03
Professional fees	215,529	0.02	115,481	0.09
Overhead allocation expense	91,953	0.02	-	-
General and administrative expenses	22,831	0.00	14,842	0.01
Directors’ fees	49,500	0.01	52,000	0.04
Consulting fees	12,000	0.00	12,237	0.01
Insurance expense	23,970	0.00	22,200	0.02
Interest expense	44,486	0.01	-	-
Other expenses	56,262	0.01	151,640	0.12
Total operating expenses	1,760,814	0.21	1,368,403	1.11

Net investment income (loss)	$2,648,228	$0.30	$(1,240,399)	$(1.01)
Net change in unrealized appreciation (depreciation) on investments	$(459,019)	$(0.05)	$1,823	$0.00
Net increase (decrease) in net assets resulting from operations	$2,189,209	$0.25	$(1,238,576)	$(1.01)

(1)	The basic per share figures noted above are based on weighted averages of 8,692,372 and 1,228,773 shares outstanding for the three months ended June 30, 2018 and 2017, respectively.

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

Investment income for the three months ended June 30, 2018 was $4,409,042, due primarily to interest income earned on our portfolio investments. Investment income for the three months ended June 30, 2017 was $128,004, due primarily to interest income earned on our portfolio investments. The increase in interest income between periods was driven by our deployment of capital and increasing invested balance. Investment income further increased due to prepayments and end of term payments received.

Operating Expenses

Our primary operating expenses include the payment of fees to RGC under the Amended Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement, professional fees, and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, including those relating to:

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

Operating expenses for the three months ended June 30, 2018 and 2017 were $1,760,814 and $1,368,403, respectively. Operating expenses increased for the three months ended June 30, 2018 from the three months ended June 30, 2017 primarily due to increased management fees paid to RGC, overhead allocation expense, interest expense, and professional fees incurred, which include legal, audit and tax preparation fees. The increases in management fees and interest expense were driven by our deployment of capital and increasing invested balance. The increase in overhead allocation expense was driven by allocation of RGC personnel, time, and resources utilized on fund activity. Operating expenses per share for the three months ended June 30, 2018 and 2017 were $0.21 per share and $1.11 per share, respectively.

Net Investment Income (Loss)

We had net investment income of $2,648,228 for the three months ended June 30, 2018, as compared to a net investment loss of $1,240,399 for the three months ended June 30, 2017. The increase between periods was primarily due to increased interest income earned on our portfolio investments, partially offset by increased management fees and the other operating expenses discussed above. Net investment income (loss) per share for the three months ended June 30, 2018 and 2017 were $0.30 per share and $(1.01) per share, respectively.

Net Realized Gain on Investment

For the three months ended June 30, 2018 and June 30, 2017, we had no realized gains or losses on investments.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Our net change in unrealized depreciation on investments of $459,019 for the three months ended June 30, 2018 was primarily due to a decrease in the fair value of our senior secured loan to Mojix Inc. and our warrants for preferred stock of Mojix, Inc. The net change in unrealized appreciation on investments of $1,823 for three months ended June 30, 2017 was solely due to the gain on U.S. Treasury Bills.

Net Increase (Decrease) in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of $2,189,209 for the three months ended June 30, 2018, as compared to a net decrease in net assets resulting from operations of $1,238,576 for the three months ended June 30, 2017. The increase between periods is attributable to the factors discussed above.

Comparison of the Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Total	Per Share (1)	Total	Per Share (1)

Investment income
Interest income	$6,627,603	$0.76	$118,151	$0.15
Dividend income	-	-	13	0.00
Other income	308,259	0.04	13,218	0.02
End-of-term payments and other termination fees	843,751	0.10	-	-
Total investment income	$7,779,613	$0.90	$131,382	$0.17

Operating expenses
Management fees	$2,406,250	$0.28	$1,483,843	$1.89
Administration fees	98,303	0.01	62,500	0.08
Professional fees	344,086	0.04	270,915	0.35
Overhead allocation expense	210,067	0.02	-	-
General and administrative expenses	62,161	0.01	93,076	0.12
Directors’ fees	99,000	0.01	102,500	0.12
Consulting fees	25,000	0.00	24,657	0.03
Insurance expense	47,940	0.01	44,400	0.06
Interest expense	66,120	0.01	-	-
Other expenses	92,734	0.01	172,262	0.22
Total operating expenses	$3,451,661	$0.40	$2,254,153	$2.87

Net investment income (loss)	$4,327,952	$0.50	$(2,122,771)	$(2.70)
Net realized gain on investments	$59,792	$0.01	$-	$-
Net change in unrealized appreciation (depreciation) on investments	$(795,226)	$(0.10)	$1,897	$0.00
Net increase (decrease) in net assets resulting from operations	$3,592,518	$0.41	$(2,120,874)	$(2.70)

(1)	The basic per share figures noted above are based on weighted averages of 8,680,419 and 784,355 shares outstanding for the six months ended June 30, 2018 and 2017, respectively.

 Investment Income

Investment income for the six months ended June 30, 2018 was $7,779,613, due primarily to interest income earned on our portfolio investments. Investment income for the six months ended June 30, 2017 was $131,382, due primarily to interest income earned our portfolio investments. The increase in interest income between periods was driven by our deployment of capital and increasing invested balance. Investment income further increased due to prepayments and end of term payments received.

Operating Expenses

Operating expenses for the six months ended June 30, 2018 and 2017 were $3,451,661 and $2,254,153, respectively. Operating expenses increased for the six months ended June 30, 2018 from the six months ended June 30, 2017 primarily due to increased management fees paid to RGC, overhead allocation expense, interest expense, and professional fees incurred, which include legal, audit and tax preparation fees. The increases in management fees and interest expense were driven by our deployment of capital and increasing invested balance. The increase in overhead allocation expense was driven by allocation of RGC personnel, time, and resources utilized on fund activity. Operating expenses per share for the six months ended June 30, 2018 and 2017 were $0.40 per share and $2.87 per share, respectively.

Net Investment Income (Loss)

We had net investment income of $4,327,952 for the six months ended June 30, 2018, as compared to a net investment loss of $2,122,771 for the six months ended June 30, 2017. The increase between periods was primarily due to increased interest income earned on our portfolio investments, partially offset by increased management fees and the other operating expenses discussed above. Net investment income (loss) per share for the six months ended June 30, 2018 and 2017 were $0.50 per share and $(2.70) per share, respectively.

Net Realized Gain on Investment

The net realized gain on investments of $59,792 for the six months ended June 30, 2018 was primarily due to the gain on our warrants for preferred stock of Placecast, Inc. For the six months ended June 30, 2017, we had no realized gains or losses on investments.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Our net change in unrealized depreciation on investments of $795,226 for the six months ended June 30, 2018 was primarily due to a decrease in the fair value of our senior secured loan to Mojix Inc. and our warrants for preferred stock of Mojix, Inc. The net change in unrealized appreciation on investments of $1,897 for the six months ended June 30, 2017 was solely due to the gain on U.S. Treasury Bills.

Net Increase (Decrease) in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of $3,592,518 for the six months ended June 30, 2018, as compared to a net decrease in net assets resulting from operations of $2,120,874 for the six months ended June 30, 2017. The increase between periods is attributable to the factors discussed above.

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from the net proceeds of the offering of our securities and cash flows from our operations, including investment sales and repayments as well as income earned on investments and cash equivalents. We may also fund a portion of our investments through borrowings under the Credit Facilities (discussed below). We expect that we may also generate cash from any financing arrangements we may enter into in the future and any future offerings of our equity or debt securities. We may fund a portion of our investments through borrowings from banks and issuances of senior securities. Our primary use of funds is to make investments in eligible portfolio companies, pay our operating expenses and make distributions to holders of our common stock.

During the six months ended June 30, 2018, cash and cash equivalents decreased to $1,947,614, from $8,141,670 as of December 31, 2017. This decrease was primarily the result of the purchase of investments in portfolio companies and U.S. Treasury Bills and was partially offset by the maturity of the U.S. Treasury Bills for $141,513,028.

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

On October 8, 2015, we issued 1,667 shares of our common stock to David Spreng, our President, Chief Executive Officer and Chairman of our Board of Directors, for an aggregate purchase price of $25,000. The remaining shares were issued in connection with the Initial Private Offering, as follows:

Issuance Date	Shares Issued	Price Per Share	Gross Proceeds
December 22, 2016	333,333	$15.00	$5,000,000
April 19, 2017	1,000,000	$15.00	15,000,000
June 26, 2017	1,666,667	$15.00	25,000,000
September 12, 2017	2,666,667	$15.00	40,000,000
December 22, 2017	3,000,000	$15.00	45,000,000
May 31, 2018 (1)	70,563	$14.82	1,045,570
Total	8,737,230		$131,045,570

(1)	Shares were issued as part of the dividend reinvestment program.

Contractual Obligations

	Payments Due By Period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Payable for securities purchased (1)	$62,978,367	$62,978,367	$-	$-	$-
Credit facilities (2)	15,000,000	15,000,000	-	-	-
Total	$77,978,367	$77,978,367	$-	$-	$-

(1)	Payable for securities purchased relates to the purchase of the U.S. Treasury Bill on margin. The payable for securities purchased was subsequently repaid in July 2018.
(2)	Credit facility represents the lines of credit with CIBC which expire on June 21, 2019. Loans made under the Credit Facilities must also be repaid in full on the earlier of (i) (x) one hundred and eighty (180) days following the funding date of the loan for the first two loans and (y) one hundred and twenty (120) days following the funding date of each subsequent loan, (ii) the maturity date under the Credit Facilities of June 21, 2019, (iii) the occurrence of certain bankruptcy and liquidation events that constitute events of default under the Credit Facilities, and (iv) CIBC's demand for payment after the occurrence of any other events of default. See "Note 10 - Credit Facilities" to our financial statements in Part I, Item 1 of this Form 10-Q for more information.

Credit Facilities

On June 22, 2018, we entered into the Uncommitted Facility and the Committed Facility with CIBC. The maximum principal amount of available borrowings under each of the Uncommitted Facility and the Committed Facility is $17.5 million (for a combined maximum principal amount under the Credit Facilities of $35 million), subject in each case to availability under the borrowing base, which is based on unused capital commitments. Borrowings under the Credit Facilities bear interest, at our election at the time of drawdown, at a rate per annum equal to (i) in the case of LIBOR rate loans, the LIBOR rate for the applicable interest period plus 2.50% or (ii) in the case of prime rate loans, CIBC’s prime commercial rate at the time of the borrowing minus 0.50%. The Credit Facilities mature on June 21, 2019 and are secured by a perfected first priority security interest in our right, title, and interest in and to the capital commitments of our private investors, including our right to make capital calls, receive and apply capital contributions, enforce remedies and claims related thereto together with capital call proceeds and related rights, and a pledge of the collateral account into which capital call proceeds are deposited.

On June 26, 2018, we drew down $15,000,000 under the Credit Facilities, all of which remains outstanding. Interest is accrued at CIBC’s prime commercial rate less 0.5%. See “Note 10 – Credit Facilities” to our financial statements in Part I, Item 1 of this Form 10-Q for more information on the Credit Facilities.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Distributions

To the extent that we have funds available, we intend to make quarterly distributions to our stockholders. Our stockholder distributions, if any, will be determined by our Board of Directors. Any distribution to our stockholders will be declared out of assets legally available for distribution. We anticipate that distributions will be paid from income primarily generated by interest and dividend income earned on investments made subsequent to the initial closing of capital commitments in the Initial Private Offering. We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. During the six months ended June 30, 2018 we declared and paid dividends in the amount of $1,300,250, of which $254,680 was distributed in cash and the remainder distributed in shares to stockholders pursuant to our dividend reinvestment program. During the year ended December 31, 2017, we did not declare or pay any dividends or distributions.

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. The following table shows the dividends per share declared since our formation through June 30, 2018.

Date Declared	Record Date	Payment Date	Amount per Share
May 3, 2018	May 15, 2018	May 31, 2018	$0.15

Critical Accounting Policies

Basis of Presentation

The preparation of the financial statements and related disclosures in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reports. Actual results could materially differ from those estimates. We believe that our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, include the valuation of investments and our election to be treated, and intent to qualify annually, as a RIC. See “Note 2 - Summary of Significant Accounting Policies” to our financial statements in Part I, Item 1 of this Form 10-Q, which describes our critical accounting policies and recently adopted accounting pronouncements not yet required to be adopted by us.

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

ASC Topic 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. ASC Topic 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation. In accordance with ASC Topic 820, these inputs are summarized in the three levels listed below:

•	Level 1-Valuations are based on quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

•	Level 2-Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly and model-based valuation techniques for which all significant inputs are observable.

•	Level 3-Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models incorporating significant unobservable inputs, such as discounted cash flow models and other similar valuations techniques. The valuation of Level 3 assets and liabilities generally requires significant management judgment due to the inability to observe inputs to valuation.

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

Fair Value

The Company’s assets measured at fair value on a recurring basis subject to the requirements of ASC Topic 820 at June 30, 2018 and December 31, 2017 were as follows:

	As of June 30, 2018 (Unaudited)
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Term Loans	$-	$-	$130,994,864	$130,994,864
Warrants	-	-	4,995,343	4,995,343
Total Portfolio Investments	-	-	135,990,207	135,990,207
U.S. Treasury Bill	69,990,200	-	-	69,990,200
Total Investments	$69,990,200	$-	$135,990,207	$205,980,407

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Term Loans	$-	$-	$63,977,756	$63,977,756
Warrants	-	-	4,239,103	4,239,103
Total Portfolio Investments	-	-	68,216,859	68,216,859
U.S. Treasury Bill	72,504,649	-	-	72,504,649
Total Investments	$72,504,649	$-	$68,216,859	$140,721,508

The Company recognized transfers into and out of the levels indicated above at the end of the reporting period. There were no transfers into or out of the levels during the six months ended June 30, 2018 and the year ended December 31, 2017.

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

Recent Developments

On July 6, 2018, we funded a $500,000 senior secured term loan (Tranche III) to Mojix, Inc. for a purchase price of $495,000.

On July 10, 2018, we funded an investment in Aria Systems, Inc. Series G Preferred Stock for a purchase price of $250,000.

On July 26, 2018, our Board of Directors declared a dividend in the amount of $0.25 per share payable on August 31, 2018 to stockholders of record as of August 15, 2018.

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

We typically expect that interest rates on the investments held in our portfolio will be based on LIBOR, with many of these investments also having a LIBOR floor. As of June 30, 2018, 100.0%, or $131,032,370 (at cost), of our debt portfolio investments bore interest at variable rates, which are LIBOR-based or Prime Rate-based and subject to certain floors, and none of our debt portfolio investments bore interest at fixed rates. As of June 30, 2018, 5.9% of our debt portfolio investments, or $7,789,255 (at cost), are subject to a 12.0% cap on cash interest and 6.0% of our debt portfolio investments, or $7,849,791 (at cost), are subject to a 11.5% cap on cash interest. Any interest above the cap will accrue to principal and be treated as PIK interest. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase our investment income by a maximum of approximately $2,700,000 and decrease our investment income by a maximum of approximately $837,000, on an annual basis.

 Borrowings under the Credit Facilities bear interest, at our election at the time of drawdown, at a rate per annum equal to (i) in the case of LIBOR rate loans, the LIBOR rate for the applicable interest period plus 2.50% or (ii) in the case of prime rate loans, CIBC’s prime commercial rate at the time of the borrowing minus 0.50%. As of June 30, 2018, we had $15.0 million in borrowings outstanding under the Credit Facilities, all of which accrued interest at CIBC’s prime commercial rate less 0.5%.

Because we currently borrow, and plan to borrow in the future, money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest the funds borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio.

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

Item 1A. Risk Factors

You should carefully consider the risks described below and all other information contained in this quarterly report on Form 10-Q, including our interim financial statements and the related notes thereto, before making a decision to purchase our securities. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, you may lose all or part of your investment. In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 29, 2018, which could materially affect our business, financial condition or operating results.

Defaults under the Credit Facilities could require stockholders to fund their remaining capital commitments without regard to the underlying value of their investment.

The Credit Facilities are secured by a perfected first priority security interest in our right, title, and interest in and to the capital commitments of our private investors, including our right to make capital calls, receive and apply capital contributions, enforce remedies and claims related thereto together with capital call proceeds and related rights, and a pledge of the collateral account into which capital call proceeds are deposited. To the extent an event of default under the Credit Facilities does occur, stockholders could be required to fund any shortfall up to their remaining capital commitments, without regard to the underlying value of their investment.

If we are unable to obtain additional debt financing, or if our borrowing capacity is materially reduced, our business could be materially adversely affected.

We may want to obtain additional debt financing, or need to do so upon maturity of the Credit Facilities, in order to obtain funds which may be made available for investments. The Credit Facilities mature on June 21, 2019. However, CIBC may terminate the Uncommitted Facility, and call any loans thereunder, at any time on demand. We have 20 business days to honor any such demand for payment under the Uncommitted Facility (unless we are in payment default or certain bankruptcy or liquidation events that constitute events of default occur, in which case immediate repayment is required). If we are unable to increase, renew or replace the Credit Facilities and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 31, 2018, pursuant to our dividend reinvestment plan, we issued 70,563 shares of our common stock, at a price of $14.82 per share, to stockholders of record as of May 15, 2018 that did not opt out of the dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends.

Other than pursuant to our dividend reinvestment plan, we did not sell any equity securities during the period covered in this report that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement (1)

3.2	Articles of Amendment (2)

3.3	Amended and Restated Bylaws (2)

4.1	Form of Subscription Agreement (3)

10.1	Demand Loan Agreement, dated as of June 22, 2018, by and between the Registrant, as borrower, and CIBC Bank USA(4)

10.2	Revolving Loan Agreement, dated as of June 22, 2018, by and between the Registrant, as borrower, and CIBC Bank USA(4)

10.3	Pledge Agreement, dated as of June 22, 2018, by and between the Registrant, as pledgor, and CIBC Bank USA(4)

11.1	Computation of Per Share Earnings (Included in the notes to the financial statements contained in this report)*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2016.

(2)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2017.

(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2017.

(4)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 27, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUNWAY GROWTH CREDIT FUND INC.
Date: August 9, 2018
	By:	/s/ R. David Spreng
R. David Spreng
President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 9, 2018	By:	/s/ Thomas B. Raterman
Thomas B. Raterman
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

