Form 10-Q
period 2018-09-30
Runway Growth Credit Fund Inc.
filed 2018-11-08
CIK 1653384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The issuer had 10,853,816 shares of common stock, $0.01 par value per share, outstanding as of November 8, 2018.

RUNWAY GROWTH CREDIT FUND INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

RUNWAY GROWTH CREDIT FUND INC.

Statements of Assets and Liabilities

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Investments at fair value:
Non-control/non-affiliate investments at fair value (cost of $142,755,859 and $67,811,669, respectively)	$142,859,032	$68,216,859
Investment in U.S. Treasury Bills at fair value (cost of $51,490,806 and $72,504,649, respectively) (1)	51,491,245	72,504,649
Total investments at fair value (cost of $194,246,665 and $140,316,318, respectively)	194,350,277	140,721,508
Cash and cash equivalents	13,388,816	8,141,670
Capital contributions receivable	234,544	-
Accrued interest receivable	753,790	330,926
Deferred credit facility fees (net of accumulated amortization of $44,833 and $0, respectively)	145,507	-
Other accounts receivable	459,047	25,154
Prepaid expenses	33,833	96,449
Total assets	209,365,814	149,315,707

Liabilities
Payable for securities purchased	-	18,995,710
Reverse repurchase agreement	44,775,000	-
Accrued incentive fees	479,538	-
Due to portfolio company	-	3,000,000
Due to affiliate	37,219	11,954
Interest payable	7,288	-
Accrued expenses and other liabilities	520,452	267,666
Total liabilities	45,819,497	22,275,330

Commitments and contingencies (Note 3)

Net assets
Common stock, $0.01 par value; 100,000,000 shares authorized; 10,853,816 and 8,668,334 shares issued and outstanding, respectively	108,538	86,683
Dividend distributions	(3,484,974)	-
Additional paid-in capital	163,183,202	126,920,269
Accumulated undistributed net investment income (loss)	3,640,495	(307,417)
Accumulated undistributed net realized loss	(4,556)	(64,348)
Accumulated net unrealized gain	103,612	405,190
Total net assets	$163,546,317	$127,040,377

Net asset value per share	$15.07	$14.66

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investment income
From non-control/non-affiliate:
Interest income	$5,446,310	$1,085,270	$12,013,769	$1,198,636
Dividend income	-	104	-	117
Other income	26,500	48,177	95,646	50,000
End-of-term payments and other termination fees	-	-	843,751	-
Interest income from U.S. Treasury Bills	7,125	9,736	67,269	14,521
Other income from non-investment sources	36,144	6,820	275,257	18,215
Total investment income	5,516,079	1,150,107	13,295,692	1,281,489

Operating expenses
Management fees	1,203,125	989,866	3,609,375	2,473,709
Professional fees	164,948	161,022	509,034	431,937
Incentive fees	479,538	-	479,538	-
Overhead allocation expense	105,055	-	315,122	-
Interest expense	188,986	-	255,106	-
Other expenses	103,158	38,365	195,892	207,765
Directors’ fees	57,000	49,500	156,000	152,000
Administration fee	49,054	31,250	147,357	93,750
General and administrative expenses	24,311	10,007	86,472	103,083
Insurance expense	23,970	22,200	71,910	66,600
Consulting fees	12,000	12,993	37,000	37,650
State franchise tax expense	-	-	-	2,862
Total operating expenses	2,411,145	1,315,203	5,862,806	3,569,356
Net investment income (loss)	3,104,934	(165,096)	7,432,886	(2,287,867)

Realized and unrealized gain (loss) on investments
Realized gain on non-control/non-affiliate investments	-	-	59,792	-
Net change in unrealized appreciation (depreciation) on non-control/non-affiliate investments	493,209	-	(302,017)	-
Net change in unrealized appreciation (depreciation) on U.S. Treasury Bills	439	(636)	439	1,261
Net realized and unrealized gain (loss) on investments	493,648	(636)	(241,786)	1,261

Net increase (decrease) in net assets resulting from operations	$3,598,582	$(165,732)	$7,191,100	$(2,286,606)

Net increase (decrease) in net assets resulting from operations per common share	$0.41	$(0.05)	$0.82	$(1.33)
Net investment income (loss) per common share	$0.35	$(0.05)	$0.85	$(1.33)
Weighted-average shares outstanding	8,865,358	3,552,392	8,742,743	1,717,174

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Statements of Changes in Net Assets

(Unaudited)

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017

Net increase (decrease) in net assets from operations
Net investment income (loss)	$7,432,886	$(2,287,867)
Realized gain on investments	59,792	-
Net change in unrealized appreciation (depreciation) on investments and U.S. Treasury Bills	(301,578)	1,261
Net increase (decrease) in net assets resulting from operations	7,191,100	(2,286,606)

Distributions to shareholders from:
Dividends paid to shareholders	(3,484,974)	-
Total distributions to shareholders	(3,484,974)	-

Capital share transactions
Issuance of common stock	30,000,000	80,000,000
Issuance of common stock under dividend reinvestment plan	2,799,814	-
Net increase in net assets from capital share transactions	32,799,814	80,000,000

Total increase in net assets	36,505,940	77,713,394

Net assets at beginning of period	127,040,377	3,476,672

Net assets at end of period	$163,546,317	$81,190,066

Capital share activity
Shares issued	2,185,482	5,333,334
Shares outstanding at beginning of period	8,668,334	335,000
Shares outstanding at end of period	10,853,816	5,668,334

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017

Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$7,191,100	$(2,286,606)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(83,214,914)	(38,111,287)
Purchase of U.S. Treasury Bills	(190,456,264)	(84,482,148)
Sale or maturity of investments	11,468,353	-
Sale or maturity of U.S. Treasury Bills	211,503,227	49,500,000
Realized gain on non-control/non-affiliate investments	(59,792)	-
Net change in unrealized (appreciation) depreciation on non-control/non-affiliate investments	302,017	(1,261)
Net change in unrealized (appreciation) depreciation on U.S. Treasury Bills	(439)	-
Amortization of fixed income premiums or discounts	(3,170,957)	(324,596)
Amortization of deferred credit facility fees	44,833	-
Changes in operating assets and liabilities:
Accrued interest receivable	(422,864)	(202,325)
Other accounts receivable	(433,893)	(25,000)
Prepaid expenses	62,616	62,600
Due to portfolio company	(3,000,000)	-
Payable for securities purchased	(18,995,710)	-
Accrued incentive fees	479,538	-
Due to affiliate	25,265	(626,265)
Interest payable	7,288	-
Accrued expenses and other liabilities	252,786	139,689
Net cash used in operating activities	(68,417,810)	(76,357,199)

Cash flows from financing activities
Deferred credit facility fees	(190,340)	-
Borrowings under credit facilities	15,000,000	-
Repayments under credit facilities	(15,000,000)	-
Proceeds from reverse repurchase agreements	44,775,000	-
Dividends paid to shareholders	(685,160)	-
Cash received from common stock issued, net of change in capital contributions receivable	29,765,456	80,060,783
Net cash provided by financing activities	73,664,956	80,060,783

Net increase in cash	5,247,146	3,703,584
Cash and cash equivalents at beginning of period	8,141,670	1,039,931
Cash and cash equivalents at end of period	$13,388,816	$4,743,515

Supplemental Disclosure of Cash Flow Information
Taxes paid	$4,872	$2,862
Interest paid	$247,818	$-

Supplemental Disclosure of Non-Cash Financing Activities
Issuance of shares of common stock under dividend reinvestment plan	$2,799,814	$-

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited)

September 30, 2018

Portfolio Companies	Sub-Industry	Investment Description (1),(5),(6),(11),(13)	Acquisition Date	Principal	Cost	Fair Value (2)	% of Net Assets

Non-control/non-affiliate investments
Senior Secured Term Loans
Aginity, Inc.	Application Software	LIBOR+9.5%, 11.5% floor, 5% ETP, due 5/25/2022	5/25/2018	$7,000,000	$6,750,896	$6,750,896	4.13%

AllClear ID, Inc.	Specialized Consumer Services	LIBOR+10.75%, 12.25% floor, 5% ETP, due 9/1/2020	9/1/2017	$9,583,333	9,109,891	9,607,942	5.87

Aria Systems, Inc.	Application Software	LIBOR+9.0%, 11.35% floor, 4% ETP, due 12/15/2021	6/29/2018	$25,000,000	24,132,520	24,132,520	14.76

CareCloud Corporation	Healthcare Technology	Prime+7.0%, 11.75% floor, 3.5% ETP, due 6/15/2022	6/19/2018	$25,000,000	24,465,036	24,465,036	14.96

Dtex Systems, Inc.	Application Software	LIBOR+9.5%, 11.5% floor, 11.5% cash cap, 4% ETP, due 11/15/2021	6/1/2018	$8,000,000	7,893,022	7,893,022	4.83

eSilicon Corporation	Semiconductors	Tranche I: LIBOR+10.5%, 11.5% floor, 5% ETP, due 7/15/2020	7/31/2017	$9,166,667	9,104,914	9,411,393	5.75
		Tranche II: LIBOR+10.5%, 11.5% floor, 5% ETP, due 7/15/2020	2/8/2018	$5,000,000	5,029,528	5,133,487	3.14

Jibe, Inc.	Application Software	LIBOR+10.0%, 12.25% floor, 5% ETP, due 6/7/2022	6/7/2018	$7,000,000	6,922,787	6,922,787	4.23

MingleHealth Care Solutions, Inc.	Healthcare Technology	LIBOR+9.5%, 11.75% floor, 4% ETP, due 8/15/2022	8/15/2018	$6,000,000	5,475,362	5,475,362	3.35

Mojix, Inc.	Application Software	Tranche I: LIBOR+10.5%, 11% floor, 12.0% cash cap, 5% ETP, due 5/15/2021 (4), (9)	5/16/2017	$6,018,067	5,909,587	5,040,000	3.08
		Tranche II: LIBOR+10.5%, 11% floor, 12.0% cash cap, 5% ETP, due 5/15/2021 (4), (9)	8/3/2017	$2,006,023	1,977,955	1,680,000	1.03
		Tranche III: LIBOR+10.5%, 11% floor, 12.0% cash cap, 5% ETP, due 5/15/2021 (4), (9)	7/6/2018	$500,999	499,401	420,000	0.26
		Tranche IV: LIBOR+10.5%, 11% floor, 12.0% cash cap, 5% ETP, due 5/15/2021 (4), (9)	9/5/2018	$500,300	496,347	420,000	0.26

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited) – (continued)

September 30, 2018

Portfolio Companies	Sub-Industry	Investment Description (1), (5), (6), (11), (13)	Acquisition Date	Principal/ Shares	Cost	Fair Value (2)	% of Net Assets

Non-control/non-affiliate investments (continued)
Senior Secured Term Loans (continued)

RedSeal, Inc.	Application Software	LIBOR+9.5%, 11% floor, 5.25% ETP, due 12/15/2020	12/15/2017	$15,000,000	$15,000,861	$15,126,598	9.25%

SendtoNews Video, Inc.	Advertising	Tranche I: LIBOR+11%, 11% floor, 4% ETP, due 6/30/2020 (3) (7)	6/30/2017	$3,062,500	3,033,786	3,110,465	1.90
		Tranche II; LIBOR+11%, 11% floor, 4% ETP, due 6/30/2020 (3) (7)	10/4/2017	$1,312,500	1,312,500	1,333,057	0.82

zSpace, Inc.	Technology Hardware, Storage & Peripherals	LIBOR+10.5%, 12% floor, 5% ETP, due 12/29/2020	12/29/2017	$10,000,000	9,551,218	9,689,804	5.92
Total Senior Secured Term Loans					136,665,611	136,612,369	83.54

Preferred Stock
Aria Systems, Inc.	Application Software	Series G Preferred Stock	7/10/2018	289,419	250,000	250,000	0.15

Warrants (8)
Aginity, Inc.	Application Software	Warrant for Series C-Prime Preferred Stock, exercise price $1.949/share, expires 5/25/2028	5/25/2018	359,158	167,727	167,727	0.10

AllClear ID, Inc.	Specialized Consumer Services	Warrant for Common Stock, exercise price $0.01/share, expires 9/1/2027	9/1/2017	523,893	1,053,025	1,053,025	0.65

Aria Systems, Inc.	Application Software	Warrant for Series G Preferred Stock, exercise price $0.8638/share, expires 6/29/2028	6/29/2018	2,170,641	770,578	770,578	0.47

Aspen Group Inc.	Education Services	Warrant for Common Stock, exercise price $6.87/share, expires 7/25/2022	7/25/2017	224,174	583,301	671,000	0.41

CareCloud Corporation	Healthcare Technology	Warrant for Series C Preferred Stock, exercise price $1.2035/share, expires 6/19/2025	6/19/2018	1,557,956	394,163	394,163	0.24

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited) – (continued)

September 30, 2018

Portfolio Companies	Sub-Industry	Investment Description (1), (5), (6), (11),(13)	Acquisition Date	Principal/ Shares	Cost	Fair Value (2)	% of Net Assets

Non-control/non-affiliate investments (continued)
Warrants (continued)
Dtex Systems, Inc.	Application Software	Warrant for Series C Preferred Stock, exercise price $0.600/share, expires 6/1/2025	6/1/2018	500,000	$59,000	$59,000	0.04%

eSilicon Corporation	Semiconductors	Warrant for Series H Preferred Stock, exercise price $1.01/share, expires 7/31/2027	7/31/2017	1,485,149	543,564	1,138,000	0.70

Jibe, Inc.	Application Software	Warrant for Series C Preferred Stock, exercise price $2.265/share, expires 6/7/2028	6/7/2018	247,242	40,795	40,795	0.02

MingleHealth Care Solutions, Inc.	Healthcare Technology	Warrant for Series AA Preferred Stock, exercise price $0.24/share, expires 8/15/2028	8/15/2018	1,625,000	492,375	492,375	0.30

Mojix, Inc.	Application Software	Warrants for Series E Preferred Stock, exercise price $0.1064/share, expires 5/16/2027 (9), (10)	5/16/2017	16,442,732	417,645	-	0.00

RedSeal, Inc.	Application Software	Warrant for Series C-Prime Preferred Stock, exercise price $0.27318/share, expires 12/15/2027	12/15/2017	3,569,075	364,046	310,000	0.19

SendtoNews Video, Inc.	Advertising	Warrant for Class B Non-Voting Stock, exercise price $0.67/share, expires 6/30/2027 (3) (7)	6/30/2017	574,502	246,461	228,000	0.14

zSpace, Inc.	Technology Hardware, Storage & Peripherals	Warrant for Series E Preferred Stock, exercise price $0.90/share, expires 12/29/2027	12/29/2017	1,896,966	707,568	672,000	0.41
Total Warrants					5,840,248	5,996,663	3.67

Total non-control/non-affiliate investments					142,755,859	142,859,032	87.36
U.S. Treasury
		U.S. Treasury Bill, 1.90%, due 10/4/2018(12)		$45,000,000	44,992,875	44,992,350	27.51
		U.S. Treasury Bill, 1.93%, due 10/4/2019		$6,500,000	6,497,931	6,498,895	3.97
Total U.S. Treasury					51,490,806	51,491,245	31.48

Total Investments					$194,246,665	$194,350,277	118.84%

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited) – (continued)

September 30, 2018

(1)	Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates, as applicable. Unless otherwise indicated, all of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to the 3-Month London Interbank Offered Rate (“LIBOR”) or the U.S. Prime Rate. At September 30, 2018, the 3-Month LIBOR was 2.39% and the U.S. Prime Rate was 5.25%.

(2)	All investments in portfolio companies, which as of September 30, 2018 represented 87.36% of the Company’s net assets, are restricted as to resale and were valued at fair value as determined in good faith by the Company’s Board of Directors.

(3)	Investment is not a qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 2.40% of total investments at fair value as of September 30, 2018. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying assets until such time as it complies with the requirements of Section 55(a).

(4)	Represents a PIK security. If the interest rate goes above the cap of 12.00%, PIK interest will be accrued on the excess amount and paid at maturity.

(5)	All investments are valued using unobservable inputs, except the U.S. Treasury Bill which is valued using observable inputs.

(6)	All investments are domiciled in the United States, unless otherwise noted.

(7)	Investment is domiciled in Canada.

(8)	Investments are non-income producing.

(9)	As of June 29, 2018, the Mojix, Inc. (“Mojix”) loan and security agreement was amended to: (a) increase the LIBOR spread from 10.0% to 10.5%; (b) require existing shareholders to invest additional amounts of equity in Mojix; (c) grant the Company a warrant to purchase, at nominal cost, $2,000,000 worth of shares of Mojix preferred stock being issued in conjunction with the required equity financing; and, (d) make certain adjustments to the length and timing of interest-only periods based on the accomplishment of performance milestones. In exchange, the Company has agreed to provide forbearance on certain covenant defaults and make available, upon certain additional equity investment by the shareholders, the remaining $2,000,000 under the original loan commitment. On July 6, 2018, the Company funded a third tranche in the amount of $500,000.

(10)	In connection with the June 29, 2018 amended loan and security agreement, Mojix has agreed to grant the Company a warrant to purchase, at nominal cost, $2,000,000 worth of shares of Mojix preferred stock. The warrant to be granted in conjunction with the amended loan terms will be recorded at fair value when issued.

(11)	Investments are held at Fair Value net of the Fair Value of Unfunded Commitments. See Note 3 for additional detail.

(12)	A treasury bill with $45,000,000 of par value was purchased pursuant to a 2.93% reverse repurchase agreement with Goldman Sachs, dated September 28, 2018, due October 3, 2018, with a repurchase price of $45,000,000 and collateralized by a 1.90% U.S. Treasury Bill due October 4, 2018 with a par value of $45,000,000 and fair value of $44,992,350.

(13)	Disclosures of end-of-term-payments (“ETP”) are one-time payments stated as a percentage of original principal amount.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited) – (continued)

September 30, 2018

The following tables show the fair value of our portfolio of investments (excluding any U.S. Treasury Bills held) by geographic region and industry as of September 30, 2018:

	September 30, 2018
Geographic Region	Investments at Fair Value	Percentage of Net Assets

Western United States	$88,785,139	54.30%
Southeastern United States	24,859,199	15.20
South Central United States	10,660,967	6.52
Northeastern United States	6,963,582	4.25
Midwestern United States	6,918,623	4.23
Canada	4,671,522	2.86
Total	$142,859,032	87.36%

	September 30, 2018
Industry	Investments at Fair Value	Percentage of Net Assets

Application Software	$69,983,923	42.80%
Healthcare Technology	30,826,936	18.85
Semiconductors	15,682,880	9.59
Specialized Consumer Services	10,660,967	6.52
Technology Hardware, Storage & Peripherals	10,361,804	6.33
Advertising	4,671,522	2.86
Education Services	671,000	0.41
Total	$142,859,032	87.36%

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

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments – (continued)

December 31, 2017

The following tables show the fair value of our portfolio of investments (excluding any U.S. Treasury Bills held) by geographic region and industry as of December 31, 2017:

	December 31, 2017
Geographic Region	Investments at Fair Value	Percentage of Net Assets

Western United States	$53,049,754	41.76%
Midwestern United States	10,121,693	7.97
Canada	5,045,412	3.97
Total	$68,216,859	53.70%

	December 31, 2017
Industry	Investments at Fair Value	Percentage of Net Assets

Application Software	$32,957,307	25.95%
Specialized Consumer Services	10,121,693	7.97
Semiconductors	10,098,588	7.95
Education Services	7,981,223	6.28
Advertising	5,045,412	3.97
Internet Software and Services	2,012,636	1.58

Total	$68,216,859	53.70%

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

The Company was formed primarily to lend to, and selectively invest in, small, fast-growing companies in the United States. The Company’s investment objective is to maximize its total return to its stockholders primarily through current income on its loan portfolio, and secondarily through capital appreciation on its warrants and other equity positions. The Company’s investment activities are managed by its external investment adviser, Runway Growth Capital LLC (“RGC”). Runway Administrator Services LLC (the “Administrator”) is a wholly owned subsidiary of RGC and provides administrative services necessary for the Company to operate.

In October 2015, in connection with the Company’s formation, the Company issued and sold 1,667 shares of common stock to R. David Spreng, the President and Chief Executive Officer of the Company and Chairman of the Company’s Board of Directors, for an aggregate purchase price of $25,000. The sale of shares of common stock was approved by the unanimous consent of the Company’s sole director at the time. In December 2016, the Company completed the initial closing of capital commitments in its first private offering of shares of common stock to investors (the “Initial Private Offering”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), and other applicable securities laws. The final closing of the Initial Private Offering occurred on December 1, 2017. As of September 30, 2018, in connection with the Initial Private Offering, the Company had total capital commitments of $275,000,000 and had issued 10,664,004 shares of its common stock for a total purchase price of $160,000,000. The Company has issued an additional 188,145 shares as part of the dividend reinvestment program. Refer to Note 6 for further detail.

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

Cash and cash equivalents

Cash represents deposits held at financial institutions while cash equivalents are highly liquid investments held at financial institutions with an original maturity of three months or less at the date of acquisition. At September 30, 2018, cash and cash equivalents balances totaling $13,388,816 exceeded Federal Deposit Insurance Corporation protection levels of $250,000 by $13,138,816, subjecting the Company to risks related to the uninsured balance. Cash and cash equivalents are held at large, established, high credit-quality financial institutions, and management believes that risk of loss associated with any uninsured balance is remote.

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

Reverse Repurchase agreement

The Company may enter into reverse repurchase agreements, under the terms of a Master Repurchase Agreement, with selected commercial banks and broker-dealers, under which the Company acquires securities as collateral (debt obligation) subject to an obligation of the counterparty to repurchase and the Company to resell the securities (obligation) at an agreed upon time and price. The Company, through the custodian or a sub-custodian, receives delivery of the underlying securities collateralizing repurchase agreements. The Company requires the custodian to take possession, to have legally segregated in the Federal Reserve Book Entry System, or to have segregated within the custodian’s vault, all securities held as collateral for repurchase agreements. The Company and the counterparties are permitted to sell, re-pledge, or use the collateral associated with the transaction. It is the Company’s policy that the market value of the collateral be at least equal to 100 percent of the repurchase price in the case of a repurchase agreement of one-day duration and 102 percent of the repurchase price in the case of all other repurchase agreements. Upon an event of default under the terms of the Master Repurchase Agreement, both parties have the right to set-off. If the seller defaults or enters an insolvency proceeding, realization of the collateral by the Company may be delayed, limited or wholly denied.

Pursuant to a reverse repurchase agreement with Goldman Sachs, which expires on October 3, 2018, the Company purchased a U.S. Treasury Bill, due October 4, 2018. The value of the related collateral that the Company received for this agreement was $44,992,350 at September 30, 2018. At September 30, 2018, the repurchase liability is $44,775,000 which is reflected as Reverse Repurchase Agreement on the Statement of Assets and Liabilities. There is no amount at risk under the reverse repurchase agreement.

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

Valuation of Investments

The Company measures the value of its investments at fair value in accordance with ASC Topic 820, Fair Value Measurements and Disclosure (“ASC Topic 820”), issued by the FASB. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

With respect to investments for which market quotations are not readily available, the Company undertakes a multi-step valuation process each quarter, as described below:

•	The quarterly valuation process begins with each portfolio company investment being initially valued by RGC’s investment professionals that are responsible for the portfolio investment;

•	Preliminary valuation conclusions are then documented and discussed with RGC’s senior investment team;

•	At least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm. Certain investments, however, may not be evaluated by an independent valuation firm if the net asset value and other aspects of such investments in the aggregate do not exceed certain thresholds;

•	The Audit Committee then reviews these preliminary valuations from RGC and the independent valuation firm, if any; and

•	The Company’s Board of Directors then discusses the preliminary valuations and determines the fair value of each investment in the Company’s portfolio, in good faith, based on the input of RGC, the independent valuation firm and the Audit Committee.

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

If the Company does not qualify to be treated as a RIC for any taxable year, the Company will be taxed as a regular corporation (a “C corporation”) under subchapter C of the Code for such taxable year. If the Company has previously qualified as a RIC but is subsequently unable to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, the Company would be subject to U.S. federal income tax on all of its taxable income (including its net capital gains) at regular corporate rates. The Company would not be able to deduct distributions to stockholders, nor would it be required to make distributions. In order to requalify as a RIC, in addition to the other requirements discussed above, the Company would be required to distribute all of its previously undistributed earnings attributable to the period it failed to qualify as a RIC by the end of the first year that it intends to requalify as a RIC. If the Company fails to requalify as a RIC for a period greater than two taxable years, it may be subject to regular corporate-level U.S. federal income tax on any net built-in gains with respect to certain of its assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if the Company had been liquidated) that it elects to recognize on requalification or when recognized over the next five years.

Per Share Information

Basic and diluted earnings/(loss) per common share is calculated using the weighted-average number of common shares outstanding for the period presented. For the three and nine months ended September 30, 2018 and 2017, basic and diluted earnings/(loss) per share were the same because there were no potentially dilutive securities outstanding. Per share data is based on the weighted-average shares outstanding.

 Distributions

The Company generally intends to distribute, out of assets legally available for distribution, substantially all of its available earnings, on a quarterly basis, subject to the discretion of the Board of Directors. For the three months ended September 30, 2018, the Company declared and paid dividends in the amount of $2,184,724 of which $430,480 was distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s dividend reinvestment program. For the nine months ended September 30, 2018, the Company declared and paid dividends in the amount of $3,484,974 of which $685,160 was distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s dividend reinvestment program. For each of the three and nine months ended September 30, 2017, the Company did not declare or pay any dividends or distributions.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which changes the fair value measurement disclosure requirements of ASC 820. The key provisions include new, eliminated and modified disclosure requirements. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods therein. Early application is permitted. The Company is currently evaluating the impact the adoption of this new accounting standard will have on its financial statements, however the impact of the adoption is not expected to be material.

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

Note 3 – Commitments and Contingencies

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. At September 30, 2018, the Company had $20,000,000 in unfunded loan commitments to provide debt financing to its portfolio companies. The balance of unfunded commitments to extend financing as of September 30, 2018 was as follows:

Portfolio Company	Investment Type	September 30, 2018
Aginity, Inc.	Senior Secured Term Loan	$7,000,000
Aria Systems, Inc.	Senior Secured Term Loan	5,000,000
Dtex Systems, Inc.	Senior Secured Term Loan	7,000,000
Mojix, Inc.	Senior Secured Term Loan	1,000,000
Total unused commitments to extend financing		$20,000,000

At December 31, 2017 the Company had $11,500,000 in unfunded loan commitments.

The Company’s management believes that its available cash balances and/or ability to drawdown capital from investors provides sufficient funds to cover its unfunded commitments as of September 30, 2018. The Company has evaluated the expected net future cash flows related to unfunded commitments and determined the fair value to be zero as of each of September 30, 2018 and December 31, 2017.

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

Note 5 – Net Increase/(Decrease) in Net Assets Resulting from Operations per Common Share

The following information sets forth the computation of basic income/losses per common share for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net increase (decrease) in net assets resulting from operations	$3,598,582	$(165,732)	$7,191,100	$(2,286,606)
Per Share Data:(1)
Weighted-average shares outstanding for period
Basic	8,865,358	3,552,392	8,742,743	1,717,174
Diluted	8,865,358	3,552,392	8,742,743	1,717,174
Basic and diluted income (loss) per common share
Basic	$0.41	$(0.05)	$0.82	$(1.33)
Diluted	$0.41	$(0.05)	$0.82	$(1.33)

(1)	Per share data is based on average weighted shares outstanding.

Note 6 – Net Assets

The Company has the authority to issue 100,000,000 shares of common stock, $0.01 par value per share. The common shares issued, the price per share and the proceeds raised, since inception, are detailed in the following table:

Issuance Date	Shares Issued	Price Per Share	Gross Proceeds
October 8, 2015	1,667	$15.00	$25,000
December 22, 2016	333,333	15.00	5,000,000
April 19, 2017	1,000,000	15.00	15,000,000
June 26, 2017	1,666,667	15.00	25,000,000
September 12, 2017	2,666,667	15.00	40,000,000
December 22, 2017	3,000,000	15.00	45,000,000
May 31, 2018 (1)	70,563	14.82	1,045,570
August 31, 2018 (1)	117,582	14.92	1,754,244
September 27, 2018	1,997,337	15.02	30,000,000
Total	10,853,816		$162,824,814

(1)	Shares were issued as part of the dividend reinvestment program.

At September 30, 2018, the Company had total commitments of $275,000,000, of which $115,000,000 remains undrawn. At December 31, 2017, the Company had total commitments of $275,000,000, of which $145,000,000 remained undrawn.

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

RGC earned base management fees of $1,203,125 and $3,609,375 for the three and nine months ended September 30, 2018, respectively. RGC earned base management fees of $989,866 and $2,473,709 for the three and nine months ended September 30, 2017, respectively.

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

RGC earned incentive fees for the three and nine months ended September 30, 2018 of $479,538, which was due to net investment income. $339,758 of the incentive fees for each of the three and nine months ended September 30, 2018 were earned, payable in cash, and included in accrued incentive fees in the statement of assets and liabilities as of September 30, 2018. $139,780 of the incentive fees for each of the three and nine months ended September 30, 2018 were deferred and accrued, and included in accrued incentive fees in the statement of assets and liabilities as of September 30, 2018. RGC earned no incentive fees for the three and nine months ended September 30, 2017.

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

The Company reimbursed the Administrator $447,581 and $273,836 during the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, the Company had accrued a net payable to the Administrator of $37,219. Of the total amount reimbursed to the Administrator, $301,624 was related to overhead allocation expense for the nine months ended September 30, 2018. The Company reimbursed the Administrator $1,009,680 during the year ended December 31, 2017 and accrued a payable of $11,954 due to the Administrator as of December 31, 2017. Administration fees were $49,054 and $147,357 for the three and nine months ended September 30, 2018, respectively. Administration fees were $31,250 and $93,750 for the three and nine months ended September 30, 2017, respectively.

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

The following tables present information about the Company’s assets measured at fair value as of September 30, 2018 and December 31, 2017, respectively:

	As of September 30, 2018 (Unaudited)
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Term Loans	$-	$-	$136,612,369	$136,612,369
Preferred Stock	-	-	250,000	250,000
Warrants	-	-	5,996,663	5,996,663
Total Portfolio Investments	-	-	142,859,032	142,859,032
U.S. Treasury Bill	51,491,245	-	-	51,491,245
Total Investments	$51,491,245	$-	$142,859,032	$194,350,277

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Term Loans	$-	$-	$63,977,756	$63,977,756
Warrants	-	-	4,239,103	4,239,103
Total Portfolio Investments	-	-	68,216,859	68,216,859
U.S. Treasury Bill	72,504,649	-	-	72,504,649
Total Investments	$72,504,649	$-	$68,216,859	$140,721,508

The Company recognizes transfers into and out of the levels indicated above at the end of the reporting period. There were no transfers into or out of the levels during the period ended September 30, 2018 and the year ended December 31, 2017.

The following table presents a rollforward of Level 3 assets measured at fair value as of September 30, 2018:

	Preferred Stock	Senior Secured Term Loans	Warrants	Total
Fair value at December 31, 2017	$-	$63,977,756	$4,239,103	$68,216,859
Amortization of fixed income premiums or discounts	-	3,137,837	-	3,137,837
Purchases of investments	250,000	81,040,276	1,924,638	83,214,914
Sales of investments	-	(11,375,629)	(92,724)	(11,468,353)
Reorganizations	-	(114,629)	114,629	-
Realized gain	-	-	59,792	59,792
Change in unrealized gain (loss)	-	(53,242)	(248,775)	(302,017)
Fair value at September 30, 2018	$250,000	$136,612,369	$5,996,663	$142,859,032
Change in unrealized gain (loss) on Level 3 investments still held as of September 30, 2018	$-	$(53,242)	$(250,307)	$(302,017)

The following table presents a rollforward of Level 3 assets measured at fair value as of December 31, 2017:

	Senior Secured Term Loans	Warrants	Total
Fair value at December 31, 2016	$-	$-	$-
Amortization of fixed income premiums or discounts	806,632	-	806,632
Purchases of investments	63,171,124	3,833,913	67,005,037
Sales of investments	-	-	-
Change in unrealized gain (loss)	-	405,190	405,190
Fair value at December 31, 2017	$63,977,756	$4,239,103	$68,216,859
Change in unrealized gain (loss) on Level 3 investments still held as of December 31, 2017	$-	$405,190	$405,190

The following table provides quantitative information regarding Level 3 fair value measurements as of September 30, 2018.

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Preferred Stock	$250,000	Recent private market and merger and acquisition transaction prices	N/A	N/A

Senior Secured Term Loans (1)	136,612,369	Discounted Cash Flow analysis	Discount rate	15.2%-36.0% (17.6%)
		Market approach	Origination yield	13.8%-19.9% (15.6%)
Warrants (2)	5,996,663	Black-Scholes model	Risk-free interest rate	2.4%-3.0% (2.8%)
			Average industry volatility	21.0%-70.0% (38.8%)
			Estimated time to exit	0.6 years-5.9 years (3.6 years)
Total Level 3 Investments	$142,859,032

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2017.

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Senior Secured Term Loans (1)	$42,475,947	Market approach	Origination yield	14.3%-21.0% (17.2%)
	21,501,809	Income approach	Discount rate	14.8%-19.4% (16.7%)

Warrants (2)	4,239,103	Black-Scholes model	Risk-free interest rate	1.3%-2.3% (2.0%)
			Average industry volatility	20%-70% (43%)
			Estimated time to exit	1.4 years-5.8 years (4.3 years)
Total Level 3 Investments	$68,216,859

(1)	The significant unobservable inputs used in the fair value measurement of the Company’s debt securities are origination yields and discount rates. The origination yield is defined as the initial market price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The discount rate is related to company-specific characteristics such as underlying investment performance, projected cash flows, and other characteristics of the investment. Significant increases (decreases) in the inputs in isolation may result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment.

(2)	The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are inputs used in the Black Scholes option pricing model (“OPM”) which include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.

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

Note 10 – Credit Facilities

On June 22, 2018, the Company entered into a demand loan agreement (the “Uncommitted Facility”) and a revolving loan agreement (the “Committed Facility,” and together with the Uncommitted Facility, the “Credit Facilities”) with CIBC Bank USA (“CIBC”). An amendment to the Credit Facilities was entered into on September 24, 2018 between the Company and CIBC.

 The current maximum principal amount of available borrowings under each of the Uncommitted Facility and the Committed Facility is $30 million (for a combined maximum principal amount under the Credit Facilities of $60 million), subject in each case to availability under the borrowing base, which is based on unused capital commitments. Borrowings under the Credit Facilities bear interest, at the Company’s election at the time of drawdown, at a rate per annum equal to (i) in the case of LIBOR rate loans, the LIBOR rate for the applicable interest period plus 2.50% or (ii) in the case of prime rate loans, CIBC’s prime commercial rate at the time of the borrowing minus 0.50%.

The Credit Facilities mature on September 19, 2019, however, CIBC may terminate the Uncommitted Facility, and call any loans thereunder, at any time on demand. The Company has twenty (20) business days to honor any such demand for payment under the Uncommitted Facility (unless the Company is in payment default or certain bankruptcy or liquidation events that constitute events of default occur, in which case immediate repayment is required). Loans made under the Credit Facilities must also be repaid in full on the earlier of (i) one hundred and eighty (180) days following the funding date of the loan for the first two loans, (ii) the maturity date under the Credit Facilities of September 19, 2019, (iii) the occurrence of certain bankruptcy and liquidation events that constitute events of default under the Credit Facilities, and (iv) CIBC’s demand for payment after the occurrence of any other events of default.

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

As of September 30, 2018, the Company had no borrowings outstanding under the Credit Facilities.

Note 11 – Financial Highlights

	Three Months Ended September 30, 2018 (Unaudited)	Three Months Ended September 30, 2017 (Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$14.92	$13.78
Net investment income (loss)	0.35	(0.05)
Change in unrealized appreciation	0.06	-
Dividends	(0.25)	-
Accretion	(0.01)	0.59
Net asset value at end of period	$15.07	$14.32
Return from investment operations	2.35%	(0.36)%
Return from accretion	(0.07)%	4.28%
Total return based on net asset value (2)	1.01%	3.92%
Weighted-average shares outstanding for period, basic	8,865,358	3,552,392
Ratio/Supplemental Data:
Net assets at end of period	$163,546,317	$81,190,066
Average net assets	$138,601,701	$49,923,496
Annualized ratio of net operating expenses to average net assets	6.92%	10.60%
Annualized ratio of net investment income (loss) to average net assets	8.91%	(1.33)%
Annualized ratio of net operating expenses excluding management fees, to average net assets	2.92%	2.62%
Annualized ratio of net increase (decrease) in net assets resulting from operations to average net assets	10.33%	(1.34)%

	Nine Months Ended September 30, 2018 (Unaudited)	Nine Months Ended September 30, 2017 (Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$14.66	$10.38
Net investment income (loss)	0.85	(1.33)
Realized gain	0.01	-
Change in unrealized appreciation (depreciation)	(0.04)	-
Dividends	(0.39)	-
Accretion	(0.02)	5.27
Net asset value at end of period	$15.07	$14.32
Return from investment operations	5.80%	(12.81)%
Return from accretion	(0.14)%	50.77%
Total return based on net asset value (2)	2.80%	37.96%
Weighted-average shares outstanding for period, basic	8,742,743	1,717,174
Ratio/Supplemental Data:
Net assets at end of period	$163,546,317	$81,190,066
Average net assets	$132,673,801	$24,381,500
Annualized ratio of net operating expenses to average net assets	5.91%	19.70%
Annualized ratio of net investment income (loss) to average net assets	7.49%	(12.63)%
Annualized ratio of net operating expenses excluding management fees, to average net assets	2.01%	6.05%
Annualized ratio of net increase (decrease) in net assets resulting from operations to average net assets	7.25%	(12.62)%

(1)	Financial highlights are based on weighted-average shares outstanding.
(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.

Note 12 - Subsequent Events

On October 5, 2018, the Company funded a $5,000,000 senior secured term loan to RealWear, Inc. for a purchase price of $4,814,159 and purchased a warrant to purchase 112,451 shares of Series A Preferred Stock for $135,841.

On October 17, 2018, the Company funded a $5,000,000 senior secured term loan (Tranche II) to AllClear ID, Inc. for a purchase price of $4,950,000 and purchased a warrant to purchase 346,621 shares of Common Stock for $696,708.

On October 22, 2018, the Company made a draw of $4,000,000 on its CIBC subscription line of credit in order to partially fund an investment in Drawbridge, Inc.

On October 22, 2018, the Company funded a $15,000,000 senior secured term loan to Drawbridge, Inc. and purchased a warrant to purchase 663,864 shares of Series C Preferred Stock for a total cost of $14,820,000.

On November 1, 2018, the Company’s Board of Directors declared a dividend in the amount of $0.35 per share payable on November 15, 2018 to stockholders of record as of October 31, 2018.

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

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the last day of our fiscal year following the fifth anniversary of an IPO, if any, or until the earliest of (i) the last day of the first fiscal year in which we have total annual gross revenue of $1,070,000,000 or more, (ii) December 31 of the fiscal year in which we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock held by non-affiliates exceeds $700.0 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months), or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period. For so long as we remain an emerging growth company under the JOBS Act, we will be subject to reduced public company reporting requirements.

We are externally managed by RGC, an investment adviser that has registered with the SEC under the Investment Advisers Act of 1940, as amended. The Administrator, a wholly-owned subsidiary of RGC, provides the administrative services necessary for us to operate.

We commenced investment activities in portfolio securities during the quarter ended June 30, 2017, and we commenced investment activities in U.S. Treasury Bills during the quarter ended December 31, 2016. In October 2015, in connection with our formation, we issued and sold 1,667 shares of our common stock to R. David Spreng, our President, Chief Executive Officer and Chairman of our Board of Directors, for an aggregate purchase price of $25,000. In December 2016, we completed the initial closing of capital commitments in the Initial Private Offering, in connection with which we called capital and issued 333,333 shares of our common stock to investors for an aggregate purchase price of $5,000,000. The final closing of the Initial Private Offering occurred on December 1, 2017. As of September 30, 2018, in connection with the Initial Private Offering, the Company had total capital commitments of $275,000,000 and had issued 10,664,004 shares of its common stock for a total purchase price of $160,000,000. The Company issued an additional 188,145 shares as part of the dividend reinvestment program.

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

Portfolio Composition and Investment Activity

Portfolio Composition

At September 30, 2018, we had investments in thirteen portfolio companies and held one U.S. Treasury Bill. At December 31, 2017, we had investments in eight portfolio companies and held one U.S. Treasury Bill. The following table shows the fair value of our investments, by asset class, as of September 30, 2018 and December 31, 2017:

	September 30, 2018 (Unaudited)			December 31, 2017
Investments	Cost	Fair Value	Percentage of Total Portfolio	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
Senior Secured Term Loans	$136,665,611	$136,612,369	83.5%	$63,977,756	$63,977,756	45.5%
Preferred Stock	250,000	250,000	0.2	-	-	-
Warrants	5,840,248	5,996,663	3.7	3,833,913	4,239,103	3.0
Total Portfolio Investments	142,755,859	142,859,032	87.4	67,811,669	68,216,859	48.5

U.S. Treasury Bills	51,490,806	51,491,245	31.4	72,504,649	72,504,649	51.5
Total Investments	$194,246,665	$194,350,277	118.8%	$140,316,318	$140,721,508	100.0%

Investment Activity

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments as well as sales of existing investments. Our primary investment activity for the nine months ended September 30, 2018 was as follows:

•	On February 8, 2018, we funded a $5,000,000 senior secured term loan (Tranche II) to eSilicon Corporation for a purchase price of $4,950,000.

•	On February 13, 2018, the Placecast Inc. senior secured loan was prepaid and we exercised our warrant in Placecast Inc. for total proceeds of $2,474,399.

•	On April 24, 2018, the Aspen Group, Inc. senior secured loans were prepaid for total proceeds of $8,070,121.

•	On May 25, 2018, we funded a $7,000,000 senior secured term loan to Aginity, Inc. for a purchase price of $6,692,273 and purchased a warrant to purchase 359,159 shares of Series C Preferred Stock for $167,727.

•	On June 1, 2018, we funded a $8,000,000 senior secured term loan to Dtex Systems, Inc. for a purchase price of $7,836,000 and purchased a warrant to purchase 500,000 shares of Series C Preferred Stock for $59,000.

•	On June 7, 2018, we funded a $7,000,000 senior secured term loan to Jibe, Inc. for a purchase price of $6,889,205 and purchased a warrant to purchase 247,242 shares of Series C Preferred Stock for $40,795.

•	On June 19, 2018, we funded a $25,000,000 senior secured term loan to CareCloud Corporation for a purchase price of $24,355,837 and purchased a warrant to purchase 1,557,956 shares of Series C Preferred Stock for $394,163.

•	On June 29, 2018, we funded a $25,000,000 senior secured term loan to Aria Systems, Inc. for a purchase price of $23,965,893 and purchased a warrant to purchase 2,170,641 shares of Series G Preferred Stock for $770,578.

•	On July 6, 2018, we funded a $500,000 senior secured term loan (Tranche III) to Mojix, Inc. for a purchase price of $495,000.

•	On July 10, 2018, the Company funded an investment in Aria Systems, Inc. Series G Preferred Stock for a purchase price of $250,000.

•	On August 15, 2018, we funded a $6,000,000 senior secured term loan to MingleHealth Care Solutions, Inc. for a purchase price of $5,447,625 and purchased a warrant to purchase 1,625,000 shares of Series AA Preferred Stock for $492,375.

•	On September 5, 2018, we funded a $500,000 senior secured term loan (Tranche IV) to Mojix, Inc. for a purchase price of $495,000.

Portfolio Reconciliation

The following is a reconciliation of our investment portfolio, including U.S. Treasury Bills, for the nine months ended September 30, 2018 and year ended December 31, 2017.

	Nine Months Ended September 30, 2018 (unaudited)	Year Ended December 31, 2017
Beginning Investment Portfolio	$140,721,508	$2,999,849
Purchase of Investments	83,214,914	67,005,037
Purchase of U.S. Treasury Bills	190,456,264	156,977,177
Amortization of Fixed Income Premiums and Discounts	3,170,957	834,194
Portfolio Investments Repaid	(11,468,353)	-
Sales and Maturities of U.S. Treasury Bills	(211,503,227)	(87,500,000)
Realized gain on Investments	59,792	-
Net Change in Unrealized Appreciation (Depreciation) on Investments	(302,017)	405,251
Net Change in Unrealized Appreciation (Depreciation) on U.S. Treasury Bills	439	-
Ending Investment Portfolio	$194,350,277	$140,721,508

Asset Quality

In addition to various risk management and monitoring tools, RGC uses an investment rating system to characterize and monitor the quality of our debt investment portfolio. Equity securities and Treasury Bills are not graded. This debt investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

Investment Rating	Rating Definition

1	Performing above plan of record and/or strong enterprise profile, value, financial performance/coverage. Maintaining full covenant and payment compliance as agreed.
2	Performing at or reasonably close to plan of record. Acceptable business prospects, enterprise value, financial coverage. Maintaining full covenant and payment compliance as agreed. All new loans are initially graded Category 2.
3	Performing below plan of record. Potential elements of concern over performance, trends and business outlook. Enterprise and financial coverage remain adequate. Some potential covenant non-compliance. Full payment compliance.
4	Performing materially below plan of record. Non-compliant with material financial covenants. Payment default/deferral could result without corrective action. Requires close monitoring. Business prospects, enterprise value and collateral coverage declining. These investments may be in workout, and there is a possibility of loss of return but no loss of principal is expected
5	Going concern nature in question. Substantial decline in enterprise value and all coverages. Covenant and payment default imminent if not currently present. Investments are nearly always in workout. May experience partial and/or full loss.

The following table shows the investment rankings of our debt investments at fair value as of September 30, 2018 and December 31, 2017.

	As of September 30, 2018 (Unaudited)			As of December 31, 2017
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$9,607,942	4.9%	1	-	-	-
2	119,444,427	61.5%	11	$56,226,218	40.0%	7
3	-	-	-	7,751,538	5.5%	1
4	7,560,000	3.9%	1	-	-	-
5	-	-	-	-	-	-
	$136,612,369	70.3%	13	$63,977,756	45.5%	8

Loans and Debt Securities on Non-Accrual Status

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of September 30, 2018 and December 31, 2017, we did not have any loans on non-accrual status.

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

Comparison of the Three Months Ended September 30, 2018 and 2017

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	Total	Per Share (1)	Total	Per Share (1)

Investment income
Interest income	$5,453,435	$0.61	$1,095,006	$0.31
Dividend income	-	-	104	0.00
Other income	62,644	0.01	54,997	0.01
Total investment income	$5,516,079	$0.62	$1,150,107	$0.32

Operating expenses
Management fees	$1,203,125	$0.14	$989,866	$0.28
Incentive fees	479,538	0.05	-	-
Interest expense	188,986	0.02	-	-
Professional fees	164,948	0.02	161,022	0.05
Overhead allocation expense	105,055	0.01	-	-
Other expenses	103,158	0.01	38,365	0.01
Directors’ fees	57,000	0.01	49,500	0.01
Administration fees	49,054	0.01	31,250	0.01
General and administrative expenses	24,311	0.00	10,007	0.00
Insurance expense	23,970	0.00	22,200	0.01
Consulting fees	12,000	0.00	12,993	0.00
Total operating expenses	2,411,145	0.27	1,315,203	0.37

Net investment income (loss)	$3,104,934	$0.35	$(165,096)	$(0.05)
Realized gain on investments	$-	$-	$-	$-
Net change in unrealized appreciation (depreciation) on investments	$493,648	$0.06	$(636)	$0.00
Net increase (decrease) in net assets resulting from operations	$3,598,582	$0.41	$(165,732)	$(0.05)

(1)	The basic per share figures noted above are based on weighted averages of 8,865,358 and 3,552,392 shares outstanding for the three months ended September 30, 2018 and 2017, respectively.

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

We generate revenue in the form of interest on the debt securities that we hold and distributions and capital gains on other interests that we acquire in our portfolio companies. We expect that the debt we invest in will generally have stated terms of 36 to 60 months. Interest on debt securities is generally payable monthly. In some cases, some of our investments may provide for deferred interest payments or PIK interest. Additionally, all of our debt securities will have ETP payments based on a percentage of the original principal amount. The principal amount of the debt securities and any accrued but unpaid interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

Investment income for the three months ended September 30, 2018 was $5,516,079, due primarily to interest income earned on our portfolio investments. Investment income for the three months ended September 30, 2017 was $1,150,107, due primarily to interest income earned on our portfolio investments. The increase in interest income between periods was driven by our deployment of capital and increasing invested balance.

Operating Expenses

Our primary operating expenses include the payment of fees to RGC under the Amended Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement, professional fees, and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, including those relating to:

•	organization and offering (in an amount of up to $1,000,000 in connection with the Initial Private Offering; the amount of organizational and offering expenses in connection with the Initial Private Offering in excess of $1,000,000 were previously paid by RGC);

•	our pro-rata portion of fees and expenses related to any future spin-off transaction;

•	calculating our net asset value (including the cost and expenses of any independent valuation firm);

•	fees and expenses payable to third parties, including agents, consultants or other advisers, in connection with monitoring financial and legal affairs for us and in providing administrative services, monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;

•	interest payable on debt, if any, incurred to finance our investments;

•	sales and purchases of our common stock and other securities;

•	investment advisory and management fees;

•	administration fees, if any, payable under the Administration Agreement;

•	transfer agent and custodial fees;

•	federal and state registration fees;

•	all costs of registration and listing our securities on any securities exchange;

•	U.S. federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of preparing and filing reports or other documents required by the SEC, the Financial Industry Regulatory Authority or other regulators;

•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

•	our allocable portion of any fidelity bond, directors’ and officers’ errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

•	all other expenses incurred by us, our Administrator or RGC in connection with administering our business, including payments under the Administration Agreement based on our allocable portion of our Administrator’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs.

Operating expenses for the three months ended September 30, 2018 and 2017 were $2,411,145 and $1,315,203, respectively. Operating expenses increased for the three months ended September 30, 2018 from the three months ended September 30, 2017 primarily due to increased management fees paid to RGC, overhead allocation expense and interest expense. The increases in management fees and interest expense were driven by our deployment of capital and increasing invested balance. The increase in overhead allocation expense was driven by allocation of RGC personnel, time, and resources utilized on fund activity. Operating expenses per share for the three months ended September 30, 2018 and 2017 were $0.27 per share and $0.37 per share, respectively.

Net Investment Income (Loss)

We had net investment income of $3,104,934 for the three months ended September 30, 2018, as compared to a net investment loss of $165,096 for the three months ended September 30, 2017. The increase between periods was primarily due to increased interest income earned on our portfolio investments, partially offset by increased management fees and the other operating expenses discussed above. Net investment income (loss) per share for the three months ended September 30, 2018 and 2017 were $0.34 per share and $(0.05) per share, respectively.

Net Realized Gain on Investment

For the three months ended September 30, 2018 and September 30, 2017, we had no realized gains or losses on investments.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Our net change in unrealized appreciation on investments of $439 for the three months ended September 30, 2018 was solely due to an increase in the fair value on U.S. Treasury Bills. The net change in unrealized depreciation on investments of $636 for three months ended September 30, 2017 was solely due to the loss on U.S. Treasury Bills.

Net Increase (Decrease) in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of $3,598,582 for the three months ended September 30, 2018, as compared to a net decrease in net assets resulting from operations of $165,732 for the three months ended September 30, 2017. The increase between periods is attributable to the factors discussed above.

Comparison of the Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Total	Per Share (1)	Total	Per Share (1)

Investment income
Interest income	$12,081,038	$1.37	$1,213,157	$0.71
Dividend income	-	-	117	0.00
Other income	370,903	0.04	68,215	0.04
End-of-term payments and other termination fees	843,751	0.10	-	-
Total investment income	$13,295,692	$1.51	$1,281,489	$0.75

Operating expenses
Management fees	$3,609,375	$0.40	$2,473,709	$1.44
Professional fees	509,034	0.06	431,937	0.25
Incentive fees	479,538	0.05	-	-
Overhead allocation expense	315,122	0.04	-	-
Interest expense	255,106	0.03	-	-
Other expenses	195,892	0.02	207,765	0.12
Directors’ fees	156,000	0.02	152,000	0.09
Administration fees	147,357	0.02	93,750	0.05
General and administrative expenses	86,472	0.01	103,083	0.07
Insurance expense	71,910	0.01	66,600	0.04
Consulting fees	37,000	0.00	37,650	0.02
State franchise tax expense	-	-	2,862	0.00
Total operating expenses	$5,862,806	$0.66	$3,569,356	$2.08

Net investment income (loss)	$7,432,886	$0.85	$(2,287,867)	$(1.33)
Net realized gain on investments	$59,792	$0.01	$-	$-
Net change in unrealized appreciation (depreciation) on investments	$(301,578)	$(0.04)	$1,261	$-
Net increase (decrease) in net assets resulting from operations	$7,191,100	$0.82	$(2,286,606)	$(1.33)

(1)	The basic per share figures noted above are based on weighted averages of 8,742,743 and 1,717,174 shares outstanding for the nine months ended September 30, 2018 and 2017, respectively.

 Investment Income

Investment income for the nine months ended September 30, 2018 was $13,295,692, due primarily to interest income earned on our portfolio investments. Investment income for the nine months ended September 30, 2017 was $1,281,489, due primarily to interest income earned our portfolio investments. The increase in interest income between periods was driven by our deployment of capital and increasing invested balance. Investment income further increased due to prepayments and end of term payments received during the period.

Operating Expenses

Operating expenses for the nine months ended September 30, 2018 and 2017 were $5,862,806 and $3,569,356, respectively. Operating expenses increased for the nine months ended September 30, 2018 from the nine months ended September 30, 2017 primarily due to increased management fees and, incentive fees paid to RGC, overhead allocation expense, interest expense, and professional fees incurred, which include legal, audit and tax preparation fees. Incentive fees for the nine months ended September 30, 2018 increased primarily due to the increase in investment income. Refer to the discussion below for further detail. The increases in management fees and interest expense were driven by our deployment of capital and increasing invested balance. The increase in overhead allocation expense was driven by allocation of RGC personnel, time, and resources utilized on fund activity. Operating expenses per share for the nine months ended September 30, 2018 and 2017 were $0.67 per share and $2.08 per share, respectively.

Incentive Fees

Incentive fees for the nine months ended September 30, 2018 were $479,538, due primarily to the increase in investment income. $339,758 of the incentive fees for the nine months ended September 30, 2018 were earned, payable in cash, and included in accrued incentive fees in the statement of assets and liabilities as of September 30, 2018. $139,780 of the incentive fees for the nine months ended September 30, 2018 were deferred and accrued, and included in accrued incentive fees in the statement of assets and liabilities as of September 30, 2018. Incentive fees per share for the nine months ended September 30, 2018 were $0.05 per share.

Net Investment Income (Loss)

We had net investment income of $7,432,886 for the nine months ended September 30, 2018, as compared to a net investment loss of $2,287,867 for the nine months ended September 30, 2017. The increase between periods was primarily due to increased interest income earned on our portfolio investments, partially offset by increased management fees and the other operating expenses discussed above. Net investment income (loss) per share for the nine months ended September 30, 2018 and 2017 were $0.85 per share and $(1.33) per share, respectively.

Net Realized Gain on Investment

The net realized gain on investments of $59,792 for the nine months ended September 30, 2018 was primarily due to the gain on our warrants for preferred stock of Placecast, Inc. For the nine months ended September 30, 2017, we had no realized gains or losses on investments.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Our net change in unrealized depreciation on investments of $301,578 for the nine months ended September 30, 2018 was primarily due to a decrease in the fair value of our senior secured loan to Mojix Inc., our warrants for preferred stock of Mojix, Inc. and our warrants for common stock of Aspen Group, Inc. This was partially offset by increases in the fair value of our senior secured loans to AllClear ID, Inc., eSilicon Corporation, RedSeal, Inc. and zSpace, Inc. and our warrants for preferred stock of eSilicon Corporation. The net change in unrealized appreciation on investments of $1,261 for the nine months ended September 30, 2017 was solely due to the gain on U.S. Treasury Bills.

Net Increase (Decrease) in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of $7,191,100 for the nine months ended September 30, 2018, as compared to a net decrease in net assets resulting from operations of $2,286,606 for the nine months ended September 30, 2017. The increase between periods is attributable to the factors discussed above.

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

During the nine months ended September 30, 2018, cash and cash equivalents increased to $13,388,816, from $8,141,670 as of December 31, 2017. This increase was primarily the result of the purchase of investments in portfolio companies and U.S. Treasury Bills and was partially offset by the maturity of the U.S. Treasury Bills for $211,503,227.

Equity Activity

We have the authority to issue 100,000,000 shares of common stock, $0.01 par value per share.

On October 8, 2015, we issued 1,667 shares of our common stock to R. David Spreng, our President, Chief Executive Officer and Chairman of our Board of Directors, for an aggregate purchase price of $25,000. The remaining shares were issued in connection with the Initial Private Offering or pursuant to our dividend reinvestment program, as follows:

Issuance Date	Shares Issued	Price Per Share	Gross Proceeds
December 22, 2016	333,333	$15.00	$5,000,000
April 19, 2017	1,000,000	$15.00	15,000,000
June 26, 2017	1,666,667	$15.00	25,000,000
September 12, 2017	2,666,667	$15.00	40,000,000
December 22, 2017	3,000,000	$15.00	45,000,000
May 31, 2018 (1)	70,563	$14.82	1,045,570
August 31, 2018 (1)	117,582	$14.92	1,754,244
September 27, 2018	1,997,337	$15.02	30,000,000
Total	10,853,816		$162,824,814

(1)	Shares were issued as part of the dividend reinvestment program.

Contractual Obligations

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Reverse repurchase agreement (1)	$44,775,000	$44,775,000	$-	$-	$-
Credit facilities (2)	-	-	-	-	-
Total	$44,775,000	$44,775,000	$-	$-	$-

(1)	Reverse repurchase agreement relates to the purchase of the U.S. Treasury Bill on margin. The reverse repurchase agreement was subsequently repaid in October 2018.
(2)	Credit facility represents the lines of credit with CIBC which expire on June 21, 2019. Loans made under the Credit Facilities must also be repaid in full on the earlier of (i) (x) one hundred and eighty (180) days following the funding date of the loan for the first two loans and (y) one hundred and twenty (120) days following the funding date of each subsequent loan, (ii) the maturity date under the Credit Facilities of June 21, 2019, (iii) the occurrence of certain bankruptcy and liquidation events that constitute events of default under the Credit Facilities, and (iv) CIBC’s demand for payment after the occurrence of any other events of default. See “Note 10 – Credit Facilities.”

Credit Facilities

On June 22, 2018, we entered into the Uncommitted Facility and the Committed Facility with CIBC. An amendment to the Uncommitted Facility and the Committed Facility was entered into on September 24, 2018 between the Company and CIBC. The maximum principal amount of available borrowings under each of the Uncommitted Facility and the Committed Facility is $30 million (for a combined maximum principal amount under the Credit Facilities of $60 million), subject in each case to availability under the borrowing base, which is based on unused capital commitments. Borrowings under the Credit Facilities bear interest, at our election at the time of drawdown, at a rate per annum equal to (i) in the case of LIBOR rate loans, the LIBOR rate for the applicable interest period plus 2.50% or (ii) in the case of prime rate loans, CIBC’s prime commercial rate at the time of the borrowing minus 0.50%. The Credit Facilities mature on September 19, 2019 and are secured by a perfected first priority security interest in our right, title, and interest in and to the capital commitments of our private investors, including our right to make capital calls, receive and apply capital contributions, enforce remedies and claims related thereto together with capital call proceeds and related rights, and a pledge of the collateral account into which capital call proceeds are deposited.

As of September 30, 2018, the Company had no borrowings outstanding under the Credit Facilities. See “Note 10 – Credit Facilities” to our financial statements in Part I, Item 1 of this Form 10-Q for more information on the Credit Facilities.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Distributions

To the extent that we have funds available, we intend to make quarterly distributions to our stockholders. Our stockholder distributions, if any, will be determined by our Board of Directors. Any distribution to our stockholders will be declared out of assets legally available for distribution. We anticipate that distributions will be paid from income primarily generated by interest and dividend income earned on investments made by us. We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. During the nine months ended September 30, 2018 we declared and paid dividends in the amount of $3,484,974, of which $685,160 was distributed in cash and the remainder distributed in shares to stockholders pursuant to our dividend reinvestment program. During the year ended December 31, 2017, we did not declare or pay any dividends or distributions.

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. The following table shows the dividends per share declared since our formation through September 30, 2018.

Date Declared	Record Date	Payment Date	Amount per Share
May 3, 2018	May 15, 2018	May 31, 2018	$0.15
July 26, 2018	August 15, 2018	August 31, 2018	$0.25

Critical Accounting Policies

Basis of Presentation

The preparation of the financial statements and related disclosures in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reports. Actual results could materially differ from those estimates. We believe that our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, include the valuation of investments and our election to be treated, and intent to qualify annually, as a RIC. See “Note 2 — Summary of Significant Accounting Policies” to our financial statements in Part I, Item 1 of this Form 10-Q, which describes our critical accounting policies and recently adopted accounting pronouncements not yet required to be adopted by us.

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

With respect to investments for which market quotations are not readily available, our Board of Directors undertakes a multi-step valuation process each quarter, as described below:

•	Our quarterly valuation process begins with each portfolio company investment being initially valued by RGC’s investment professionals that are responsible for the portfolio investment;

•	Preliminary valuation conclusions are then documented and discussed with RGC’s senior investment team;

•	At least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm. Certain investments, however, may not be evaluated by an independent valuation firm if the net asset value and other aspects of such investments in the aggregate do not exceed certain thresholds;

•	The Audit Committee then reviews these preliminary valuations from RGC and the independent valuation firm, if any; and

•	Our Board of Directors then discusses the preliminary valuations and determines the fair value of each investment in our portfolio, in good faith, based on the input of RGC, the independent valuation firm and the Audit Committee.

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

Fair Value

The Company’s assets measured at fair value on a recurring basis subject to the requirements of ASC Topic 820 at September 30, 2018 and December 31, 2017 were as follows:

	As of September 30, 2018 (Unaudited)
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Term Loans	$-	$-	$136,612,369	$136,612,369
Preferred Stock	-	-	250,000	250,000
Warrants	-	-	5,996,663	5,996,663
Total Portfolio Investments	-	-	142,859,032	142,859,032
U.S. Treasury Bill	51,491,245	-	-	51,491,245
Total Investments	$51,491,245	$-	$142,859,032	$194,350,277

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Term Loans	$-	$-	$63,977,756	$63,977,756
Warrants	-	-	4,239,103	4,239,103
Total Portfolio Investments	-	-	68,216,859	68,216,859
U.S. Treasury Bill	72,504,649	-	-	72,504,649
Total Investments	$72,504,649	$-	$68,216,859	$140,721,508

The Company recognized transfers into and out of the levels indicated above at the end of the reporting period. There were no transfers into or out of the levels during the nine months ended September 30, 2018 and the year ended December 31, 2017.

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

Recent Developments

On October 5, 2018, the Company funded a $5,000,000 senior secured term loan to RealWear, Inc. for a purchase price of $4,814,159 and purchased a warrant to purchase 112,451 shares of Series A Preferred Stock for $135,841.

On October 17, 2018, the Company funded a $5,000,000 senior secured term loan (Tranche II) to AllClear ID, Inc. for a purchase price of $4,950,000 and purchased a warrant to purchase 346,621 shares of Common Stock for $696,708.

On October 22, 2018, the Company made a draw of $4,000,000 on its CIBC subscription line of credit in order to partially fund an investment in Drawbridge, Inc.

On October 22, 2018, the Company funded a $15,000,000 senior secured term loan to Drawbridge, Inc. and purchased a warrant to purchase 663,864 shares of Series C Preferred Stock for a total cost of $14,820,000.

On November 1, 2018, the Company’s Board of Directors declared a dividend in the amount of $0.35 per share payable on November 15, 2018 to stockholders of record as of October 31, 2018.

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

We typically expect that interest rates on the investments held in our portfolio will be based on LIBOR, with many of these investments also having a LIBOR floor. As of September 30, 2018, 100.0%, or $136,665,611 (at cost), of our debt portfolio investments bore interest at variable rates, which are LIBOR-based or Prime Rate-based and subject to certain floors, and none of our debt portfolio investments bore interest at fixed rates. As of September 30, 2018, 6.5% of our debt portfolio investments, or $8,883,290 (at cost), are subject to a 12.0% cap on cash interest and 5.8% of our debt portfolio investments, or $7,893,022 (at cost), are subject to a 11.5% cap on cash interest. Any interest above the cap will accrue to principal and be treated as PIK interest. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase our investment income by a maximum of approximately $2,800,000 and decrease our investment income by a maximum of approximately $849,000, on an annual basis.

 Borrowings under the Credit Facilities bear interest, at our election at the time of drawdown, at a rate per annum equal to (i) in the case of LIBOR rate loans, the LIBOR rate for the applicable interest period plus 2.50% or (ii) in the case of prime rate loans, CIBC’s prime commercial rate at the time of the borrowing minus 0.50%. As of September 30, 2018, we had no borrowings outstanding under the Credit Facilities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 31, 2018, pursuant to our dividend reinvestment plan, we issued 117,582 shares of our common stock, at a price of $14.92 per share, to stockholders of record as of May 15, 2018 that did not opt out of the dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends.

Other than pursuant to our dividend reinvestment plan, and except as previously reported by us on our current reports on Form 8-K, we did not sell any equity securities during the period covered in this report that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement (1)

3.2	Articles of Amendment (2)

3.3	Amended and Restated Bylaws (2)

4.1	Form of Subscription Agreement (3)

10.1	First Amendment to Demand Loan Agreement, dated as of September 24, 2018, by and between the Company, as borrower, and CIBC Bank USA(4)

10.2	First Amendment to Revolving Loan Agreement, dated as of September 24, 2018, by and between the Company, as borrower, and CIBC Bank USA(4)

11.1	Computation of Per Share Earnings (Included in the notes to the financial statements contained in this report)*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2016.
(2)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2017.
(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2017.
(4)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on September 26, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUNWAY GROWTH CREDIT FUND INC.
Date: November 8, 2018
	By:	/s/ R. David Spreng
R. David Spreng
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: November 8, 2018	By:	/s/ Thomas B. Raterman
Thomas B. Raterman
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

