Form 10-K
period 2018-12-31
Runway Growth Credit Fund Inc.
filed 2019-03-29
CIK 1653384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2018
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
Common Stock, par value $0.01 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of  “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of December 31, 2018, there was no established public market for the registrant’s common stock.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The issuer had 15,727,990 shares of common stock, $0.01 par value per share, outstanding as of March 28, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to the registrant’s 2019 annual meeting of stockholders (the “2019 Proxy Statement”), to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K as indicated herein.

RUNWAY GROWTH CREDIT FUND INC.

i

PART I
Item 1.   Business
Runway Growth Credit Fund Inc.
Runway Growth Credit Fund Inc., formerly known as GSV Growth Credit Fund Inc., a Maryland corporation formed on August 31, 2015 (“we,” “us,” “our,” or the “Company”), is structured as an externally managed, non-diversified closed-end management investment company. We are a specialty finance company focused on providing senior secured loans to rapidly growing companies in a variety of industries. Our goal is to create significant value for our stockholders, and the entrepreneurs we support, by providing high growth-potential companies with hybrid debt and equity financing that is more flexible than traditional credit and less dilutive than equity. Our investment objective is to maximize our total return to our stockholders primarily through current income on our loan portfolio, and secondarily through capital appreciation on our warrants and other equity positions. Our offices are in Chicago, Illinois; Woodside, California; and New York, New York.
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
From the commencement of investment operations on December 16, 2016, through December 31, 2018, we funded twenty portfolio companies and invested $237.5 million in debt and equity investments, excluding U.S. Treasury Bills. As of December 31, 2018, our debt investment portfolio consisted of 23 debt investments in 17 portfolio companies with an aggregate fair value of  $208.5 million while our equity portfolio consisted of 20 warrant positions and one preferred stock position in 19 portfolio companies with an aggregate fair value of  $15.7 million. As of December 31, 2018, 100%, or $208.5 million, of our debt investment portfolio at fair value consisted of senior term loans. As of December 31, 2018, our net assets were $167.4 million, and all of our debt investments were secured by all or a portion of the tangible and intangible assets of the applicable portfolio company. The debt investments in our portfolio are generally not rated by any rating agency. If the individual debt investments in our portfolio were rated, they would be rated below “investment grade.” Debt investments that are unrated or rated below investment grade are sometimes referred to as “junk bonds” and have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.
For the year ended December 31, 2018, our debt investment portfolio had a dollar-weighted yield of 16.9% (excluding any yield from warrants). The warrants we receive from time to time when making loans to portfolio companies are excluded from the calculation of our dollar-weighted annualized yield because such warrants do not generate any yield since we do not receive dividends or other payments in respect of our outstanding warrants. We calculate the yield on dollar-weighted average debt investments for any period measured as (1) total investment income during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted annualized yield represents the portfolio yield and will be higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors. As of December 31, 2018, our debt investments had a dollar-weighted average outstanding term of four months and a dollar-weighted average remaining term of 36 months. As of December 31, 2018, substantially all of our debt investments had an original committed principal amount of between $6 million and $25 million, repayment terms of between 28 months and 48 months and pay cash interest at annual interest rates of between 11% and 13%.

In December 2016, we completed the initial closing of capital commitments (the “Initial Closing”) in our first private offering of shares of common stock to investors (the “Initial Private Offering”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (together with the rules and regulations promulgated thereunder, the “Securities Act”), and other applicable securities laws. The final closing of the Initial Private Offering occurred on December 1, 2017. As of December 31, 2018, in connection with the Initial Private Offering, the Company had total capital commitments of $275,000,000 and had issued 10,664,004 shares of our common stock to stockholders for a total purchase price of  $160,000,000. We expect to operate as a “private” BDC while we invest the proceeds of the Initial Private Offering and any future private offerings of our securities, after which, if market conditions are favorable, we plan to give our stockholders the opportunity to elect to participate in a Spin-Off transaction or seek other liquidity options for our stockholders, as further discussed in “— Investor Optionality; Potential Spin-Offs”.
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

Payment of Our Expenses
All professionals of RGC, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, are provided and paid for by RGC and not by us. We bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation, those relating to:
•
organization and offering (the amount of organizational and offering expenses in connection with the Initial Private Offering in excess of  $1,000,000 were previously paid by RGC);

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

•
interest payable on debt incurred to finance our investments;

•
sales and purchases of our common stock and other securities;

•
investment advisory and management fees;

•
administration fees payable under the administration agreement with the Administrator (the “Administration Agreement”);

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

Investment Committee
RGC’s investment committee (the “Investment Committee”) consists of R. David Spreng, who is its chairman and our President, Chief Executive Officer and Chairman of our Board of Directors, Thomas B. Raterman, our Chief Financial Officer, Treasurer and Secretary, Greg Greifeld, Managing Director and Head of Credit at RGC, and Brian Laibow, OCM Growth Holdings, LLC’s appointee. The Investment Committee meets regularly to consider our investments, review our strategic initiatives and supervise the actions taken by RGC on our behalf. In addition, the Investment Committee reviews and monitors the performance of our investment portfolio. Each investment must be approved by a majority of the

Investment Committee. In addition, Mr. Spreng, as chairman of the Investment Committee, has the right to veto the approval of any investment, and any investment by us that is outside of certain agreed upon investment criteria requires the affirmative vote of OCM Growth Holdings, LLC’s appointee to the Investment Committee. See “— Oaktree Strategic Relationship” below for more information.
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
Oaktree Strategic Relationship
In December 2016, we and RGC entered into a strategic relationship with Oaktree Capital Management, L.P. (“Oaktree”). Oaktree is a leading global alternative investment management firm with expertise in credit strategies. The firm was formed in 1995 by a group of individuals who had been investing together since the mid-1980s in high yield bonds, convertible securities, distressed debt, real estate, control investments and listed equities. Oaktree is a leader among global investment managers specializing in alternative investments, with $120 billion in assets under management as of December 31, 2018. The firm emphasizes an opportunistic, value-oriented and risk-controlled approach to investments in credit, private equity, real assets and listed equities. The firm has over 950 employees and offices in 18 cities worldwide.
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
Investor Liquidity Options
At any time after the third anniversary of the Initial Closing, we will offer our stockholders the option to elect to either (i) retain their ownership of shares of our common stock; or (ii) exchange their shares of our common stock for shares of common stock in a newly formed entity (the “Public Fund”) that will elect to be regulated as a BDC under the 1940 Act and treated as a RIC under Subchapter M of the Code, and will use its commercially reasonable best efforts to complete an IPO of shares of its common stock not later than three years after the final closing of the Initial Private Offering, which occurred on December 1, 2017 provided, however, in no event will a stockholder be obligated to exchange his, her or its shares of our common stock for shares of common stock in the Public Fund. In order to effectuate these options, we expect that we would need to, among other things, transfer to the Public Fund, in exchange for newly issued shares of the Public Fund, a pro rata portion of our assets and liabilities attributable to the investors that have elected to invest in the Public Fund (such transfer of assets and liabilities and the mechanics relating thereto are referred to herein as the “Spin-Off transaction”).
We may exclude any stockholder from participating in the Spin-Off transaction if, in our reasonable discretion, there is a substantial likelihood that such stockholder’s exchange of shares of our common stock at such time would cause us or the Public Fund to (i) be in violation of, or noncompliance with, any law or regulation to which such entity is or would be subject or (ii) be deemed to hold “plan assets” under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) or Section 4975 of the Code because the investments of  “benefit plan investors” (within the meaning of Section 3(42) of ERISA and certain Department of Labor (“DOL”) regulations (such investors referred to herein as “Benefit Plan Investors”)) are deemed to be significant.
Because RGC would be managing both us and the Public Fund in connection with any Spin-Off transaction, and the 1940 Act prohibits entities under common control from engaging in certain transactions, we will likely be required to obtain exemptive and/or no-action relief from the SEC to permit us to transfer assets to a Public Fund, as well as with respect to other aspects relating to the Spin-Off transaction, including the calculation of incentive fee to be paid by us in connection with a Spin-Off transaction. We and RGC have applied for exemptive relief from the SEC to permit us to transfer assets to a Public Fund, as well as with respect to other aspects relating to the Spin-Off transaction, including the calculation of incentive fee to be paid by us in connection with a Spin-Off transaction, and we have received preliminary comments from the SEC. There can be no assurance that we will be able to obtain such exemptive and/or no-action relief from the SEC. If we are unable to do so, then we will continue our operations in the manner otherwise set forth in this annual report on Form 10-K and our public filings with the SEC.
From time to time, we may also offer to repurchase a portion of our shares of common stock outstanding from stockholders. If we elect to offer to repurchase a portion of our shares of common stock outstanding, we expect that only a limited number of shares will be eligible for repurchase from stockholders. In addition, any such repurchases will be subject to applicable restrictions and requirements under the federal securities laws and the 1940 Act, will be at a price equal to our most recently determined net asset value per share, which may be at a discount to the price at which a stockholder purchased shares of common stock, and may be subject to any applicable lock-up period.
We may also make an alternative trading system (the “Trading Platform”) operated by The Nasdaq Private Market, LLC or its affiliates available to stockholders. It is anticipated that stockholders would be able to access such a Trading Platform to identify available secondary trading opportunities. Secondary trading on the Trading Platform, if available, will be subject to applicable law and would be restricted solely to accredited investors and subject to any applicable lock-up period. Stockholders who access the Trading Platform would be subject to certain transaction fees that will not be reimbursed by us or by RGC.
Investment Strategy and Approach
Our investment objective is to maximize our total return to our stockholders primarily through current income on our loan portfolio, and secondarily through capital appreciation on our warrants and other equity positions. Through our Sponsored Growth Lending and Non-Sponsored Growth Lending strategies, we invest in senior secured loans and second lien loans. We also expect to acquire equity securities in connection with our investments in secured loans. We expect to build a balanced portfolio with diversification among sponsored and non-sponsored transactions, diversification among sponsors within the sponsored segment, diversification among industry, geography, and stage of development, all contributing to a favorable risk adjusted return for the portfolio viewed as a whole. As we build our portfolio to scale, the effects of our diversification strategy on yield and other metrics may not be fully evident, and the impact of various weightings may be more pronounced from period to period until we achieve greater scale in our portfolio.

We typically invest in what we believe to be high growth-potential, private companies. We primarily originate our own investments in the debt and, to a lesser extent, equity of our portfolio companies and utilize a disciplined approach to providing growth capital to these companies. The types of loans in which we typically invest are senior secured and second lien secured loans, which generally fall into two strategies: Sponsored Growth Lending and Non-Sponsored Growth Lending.
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
We believe that our lending approach significantly reduces the volatility inherent in financing emerging-growth companies.
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

Capital Market Dynamics Creating More Opportunities for Sponsored Growth Lending
Healthy, stable venture environment:   The number of companies receiving venture capital financing in 2018 was 8,948, according to the National Venture Capital Association (“NVCA”), and roughly 24.0% of these transactions were first-round financings. The number of financings has averaged over 8,200 for the past ten years, and during this period slightly over one-third of these transactions were first time financings. The annual level of venture investment since 2002 has generally been in the $20- to $40- billion range with a significant increase to $71.0 billion in 2014. Increased venture investment has continued to trend upward since 2014. Venture investment totaled $83.0 billion in 2015, $77.2 billion in 2016 and $83.0 billion in 2017. 2018 marked a record year, with $130.9 billion in venture investment. We believe this activity is evidence of a healthy, stable venture environment where venture capital investment is consistently flowing into high technology-related companies. The significant increase in investment amount in 2014 – 2018 is largely the result of growth investments in later-stage companies that are staying private longer. The sponsored growth lending market is estimated to be one-seventh of venture investment activity in any given year, translating to a market for loan origination of over $18 billion based on an average year of venture funding of approximately $130 billion.1 We believe that these statistics validate a substantial market opportunity and simultaneously support availability of capital for repayment. Based on our experience, many sponsored-growth loans are repaid from proceeds of new venture-equity financing.
Growing pool of target companies:   The average time from initial venture capital investment to exit, either by IPO or M&A transaction, has lengthened considerably. According to the NVCA 2015 Yearbook, in 1998 the average number of years from initial venture investment to IPO of a U.S. venture capital-backed company was approximately three years; that number has steadily increased and has been approximately eight years since 2012.2 According to the 2018 Pitchbook NVCA Q4-2018 Venture Monitor, the median time to exit is now 5.3 years. Exits are a small (10 – 20%) proportion of companies financed by venture capital each year, and are on average less than 50% of the number of companies receiving initial funding. As a result, the pool of target companies has grown larger.
Venture investment consistently outstripping venture commitments:   According to the NVCA, in 2018, $55 billion was raised by 256 funds, compared to $131 billion invested in the same year. 2018 was the thirteenth year in which more money was invested by the industry than raised in new commitments; in fact, this ratio has been in place for seventeen out of the past nineteen years. This dynamic has created a strong interest in raising new venture funds; however, the fact that companies receiving venture equity investment have taken longer to achieve liquidity than similar companies a decade earlier has led to cautious investing, as traditional investors in limited partnership funds are hesitant to commit to new funds until older commitments are returned. As a result, venture capital firms continue to supplement their investment in equity capital with sponsored growth lending in many of their best portfolio companies. Sponsored growth lending is now a valued component in the capital structure of most venture-backed companies.
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
Competition
Our primary competitors for investments include public and private funds, other BDCs, commercial and investment banks, venture-oriented commercial banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to qualify and maintain our qualification as a RIC.
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
•
meet the annual distribution requirements;

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
Failure to Qualify as a RIC
While we have elected, and expect to qualify, to be treated as a RIC for 2018 and intend to qualify to be treated as a RIC annually, no assurance can be provided that we will qualify for tax treatment as a RIC for any taxable year. For example, we anticipate that we may have difficulty satisfying the Diversification Tests as we deploy initial capital and build our portfolio. In addition, we may have difficulty satisfying the diversification requirements after the consummation of the initial Spin-Off transaction if we decide to liquidate our portfolio since we will not be making additional investments. While we generally will not lose our status as a RIC as long as we do not acquire any non-qualifying securities or other property, under certain circumstances we may be deemed to have made an acquisition of non-qualifying securities or other property. If we have previously qualified as a RIC, but were subsequently unable to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, we would be subject to tax on all of our taxable income (including our net capital gains) at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would we be required to make distributions. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate stockholders would be eligible to claim a dividend received deduction with respect to such dividend; non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.
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
Regulation as a Business Development Company
General
We have elected to be regulated as a BDC under the 1940 Act. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them. A BDC may use capital provided by stockholders and from other sources to make long-term, private investments in businesses. A BDC provides stockholders the ability to retain the liquidity of a publicly traded stock while sharing in the possible benefits, if any, of investing in primarily privately-owned companies. Until an IPO, if any, we do not intend to list our common stock on a stock exchange, and it will not be publicly traded.
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
We may collect non-public information about investors from our subscription agreements or other forms, such as name, address, account number and the types and amounts of investments, and information about transactions with us or our affiliates, such as participation in other investment programs, ownership of certain types of accounts or other account data and activity. We may disclose the information that we collect from our stockholders or former stockholders, as described above, only to our affiliates and service providers and only as allowed by applicable law or regulation. Any party that receives this information uses it only for the services required by us and as allowed by applicable law or regulation and is not permitted to share or use this information for any other purpose. To protect the non-public personal information of individuals, we restrict access to non-public personal information about our stockholders to employees of RGC and its affiliates with a legitimate business need for the information. In order to guard our stockholders’ non-public personal information, we maintain physical, electronic and procedural safeguards that are designed to comply with applicable law. Non-public personal information that we collect about our stockholders is generally stored on secured servers located in the United States. An individual stockholder’s right to privacy extends to all forms of contact with us, including telephone, written correspondence and electronic media, such as the Internet.
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
Stockholders and the public may also view any materials we file with the SEC on the SEC’s website (http://www.sec.gov).

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
Our investment portfolio is recorded at fair value, with our Board of Directors having final responsibility for overseeing, reviewing and determining, in good faith, the fair value of our investment portfolio and, as a result, there is uncertainty as to the value of our portfolio investments.
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
Our ability to achieve our investment objective depends on our ability to effectively manage and deploy capital, which depends, in turn, on RGC’s ability to identify, originate, evaluate and monitor, and our ability to finance and invest in, companies that meet our investment criteria.
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
Our competitors include both existing and newly formed equity and debt focused public and private funds, other BDCs, investment banks, venture-oriented commercial banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to maintain our ability to be subject to tax as a RIC. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to offer.
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
We depend on the diligence, skill and investment acumen of R. David Spreng, our President, Chief Executive Officer and the Chairman of our Board of Directors, along with the other investment professionals at RGC, including our Chief Financial Officer, Thomas Raterman. Mr. Spreng also serves as the President, Chief Executive Officer and Chief Investment Officer of RGC, and the Chairman of its Investment Committee. Mr. Spreng, Mr. Raterman and the other members of RGC’s senior management evaluate, negotiate, structure, close and monitor our investments. Our future success depends on the continued service of these members of RGC’s senior management. We cannot assure you that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with us. The loss of Mr. Spreng, in particular, Mr. Raterman and/or any of the other members of RGC’s senior management could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. In addition, we can offer no assurance that RGC will continue indefinitely as RGC.
The members of RGC’s senior management are and may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us, and may have conflicts of interest in allocating their time. RGC may also manage and sub-advise private investment funds and accounts, and may manage other such funds and accounts in the future, which have investment mandates that are similar, in whole and in part, with ours. Accordingly, RGC’s senior management may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, RGC’s senior management may face conflicts of interest in the allocation of investment opportunities to us and such other future funds and accounts.
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
Mr. Spreng currently serves as Managing Partner of Crescendo Ventures IV, LLC, which he co-founded in 1998 as a venture capital firm focused on early-stage investments in the technology, digital media and technology-enabled service markets. In addition, our executive officers and directors, as well as the current and future members of RGC, may serve as officers, directors or principals of other entities that operate in the same or a related line of business as we do. Accordingly, they may have obligations to investors in those entities, the fulfillment of which obligations may not be in the best interests of us or our stockholders. However, RGC’s core investment team does not have a present intent to advise or manage another BDC with an investment strategy that is substantially similar to our investment strategy.
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
Our management fee and incentive fee may induce RGC to purchase assets with borrowed funds and to use leverage when it may be unwise to do so.
The management fee and the incentive fee payable by us to RGC may create an incentive for RGC to purchase assets with borrowed funds when it is unwise to do so or to pursue investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The management fee payable to RGC is calculated based on the amount of our gross assets which includes assets purchased with borrowed funds or other forms of leverage. The incentive fee payable to RGC is calculated based on a percentage of our return on invested capital. The incentive fee arrangement may encourage RGC to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of our common stock.

The capital gains portion of our incentive fee may induce RGC to make speculative investments.
RGC receives the incentive fee based, in part, upon net capital gains realized on our investments. Under the incentive fee structure, RGC may benefit when we recognize capital gains and, because RGC, in certain circumstances, will determine when to sell a holding, RGC will control the timing of the recognition of such capital gains. As a result, in certain situations RGC may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.
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
The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met, including board and/or stockholder approval. See “Risk Factors — Risks Relating to our Business and Structure — Recent legislation may allow us to incur additional leverage”).
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
Defaults under our credit facilities could require stockholders to fund their remaining capital commitments without regard to the underlying value of their investment.
We have entered into a demand loan agreement (the “Uncommitted Facility”) and a revolving loan agreement (the “Committed Facility,” and together with the Uncommitted Facility, the “Credit Facilities”) with CIBC Bank USA (“CIBC”) each as amended on September 24, 2018. The Credit Facilities are secured by a perfected first priority security interest in our right, title and interest in and to the capital commitments of our private investors, including our right to make capital calls, receive and apply capital contributions, enforce remedies and claims related thereto together with capital call proceeds and related rights, and a pledge of the collateral account into which capital call proceeds are deposited. To the extent an event of default under the Credit Facilities does occur, stockholders could be required to fund any shortfall up to their remaining capital commitments, without regard to the underlying value of their investments.
If we are unable to obtain additional debt financing, or if our borrowing capacity is materially reduced, our business could be materially adversely affected.
We may want to obtain additional debt financing, or need to do so upon maturity of the Credit Facilities, in order to obtain funds which may be made available for investments. The Credit Facilities mature on September 19, 2019. However, CIBC may terminate the Uncommitted Facility, and call any loans thereunder, at any time on demand. We have 20 business days to honor any such demand for payment under the Uncommitted Facility (unless we are in payment default or certain bankruptcy or liquidation events that constitute events of default occur, in which case immediate repayment is required). If we are unable to increase, renew or replace the Credit Facilities and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition.
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
A large percentage of our portfolio investments are in the form of debt investments that are not publicly traded. The fair value of these securities is not readily determinable. We value these investments on at least a quarterly basis in accordance with our valuation policy, which is at all times consistent with generally accepted accounting principles in the United States (“U.S. GAAP”). Our Board of Directors utilizes the services of a third-party valuation firm to aid it in determining the fair value of these investments. The Board of Directors discusses valuations and determines the fair value in good faith based on the input of RGC and the third-party valuation firm. The participation of RGC in our valuation process could result in a conflict of interest, since the management fees are based in part on our gross assets and also because RGC is receiving performance-based incentive fees. The factors that are considered in the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparisons to publicly-traded companies, discounted cash flow, relevant credit market indices, and other relevant factors. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. In addition, the valuation of these types of securities may result in substantial write-downs and earnings volatility.
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
Our Board of Directors has the authority to modify or waive our investment objective, current operating policies, investment criteria and strategies without prior notice (except as required by the 1940 Act) and without stockholder approval by resolution. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay you dividends and cause you to lose all or part of your investment.
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
No assurances can be made that any Spin-Off transaction will occur, and investors should not rely on a future Spin-Off transaction as a liquidity option. Because RGC would be managing each of us and the Public Fund, if any, the 1940 Act prohibits entities under common control from engaging in certain transactions, we will likely be required to obtain exemptive and/or no-action relief from the SEC to permit us to transfer assets to the Public Fund, as well as with respect to other aspects relating to a Spin-Off transaction.
We and RGC have applied for exemptive relief from the SEC to engage in certain otherwise prohibited transactions in order to allow our stockholders to exchange their shares into shares of the Public Fund, subject to the Board of Directors’ determination that such exchange is in our best interest and the best interest of our stockholders. There can be no assurance that we will be able to obtain such exemptive and/or no-action relief from the SEC. If we are unable to do so, then we will continue our operations in the manner otherwise set forth in this annual report on Form 10-K and in the offering documents related to the Initial Private Offering. Alternatively, if we do obtain such exemptive and/or no-action relief, our Board of Directors would determine whether (and when) to effectuate any Spin-Off transaction, subject to the receipt of any required stockholder approvals.
The Company may exclude any investor from participating in the Spin-Off transaction if, in the reasonable discretion of the Company, there is a substantial likelihood that such investor’s exchange of shares of our common stock at such time would cause us or the Public Fund to (i) be in violation of, or noncompliance with, any law or regulation to which such entity is or would be subject or (ii) be deemed to hold “plan assets” under ERISA or Section 4975 of the Code because the investments of Benefit Plan Investors are deemed to be significant. If a Spin-Off transaction does occur, although it is expected that any incentive fee payable in connection with the Spin-Off transaction will be calculated using the methodology set forth in “Note 7 — Related Party Agreements and Transactions” to our financial statements in Part II, Item 8 of this Form 10-K (taking into account the pro rata portion of our assets and liabilities relating to shares of our common stock being exchanged on an as-liquidated basis), the final terms of a Spin-Off transaction will be determined at the time of any such Spin-Off transaction, and there is no guarantee that such terms will be favorable to investors. See “Business — Investor Optionality; Potential Spin-Offs” in Part I, Item 1 of this Form 10-K for more information. While we expect that a Spin-Off transaction would likely be taxable to a stockholder that chooses to participate in the Spin-Off transaction, we cannot at this time predict the specific tax consequences of any future Spin-Off transaction that may occur.
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
Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service (“IRS”) and the U.S. Treasury Department. The U.S. House of Representatives and U.S. Senate passed tax reform legislation (the “TCJA”) in December of 2017, which the

President signed into law shortly thereafter. Such legislation made many changes to the Internal Revenue Code, including significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how these or any other changes in the tax laws might affect us, our stockholders, or our portfolio investments. Such legislation could significantly and negatively affect our ability to qualify as a RIC and have adverse federal income tax consequences to us and our stockholders. Additionally, the U.S. Treasury and IRS are in the process of issuing regulations and administrative interpretations of the TCJA, and any such regulations, interpretations, any court decisions interpreting the TCJA or the regulations or administrative interpretations thereunder, or any other changes in the tax laws could similarly, significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification, or could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.
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
We expect that our portfolio will consist primarily of debt and equity investments in small privately-owned companies. Investing in these companies involves a number of significant risks. Typically, the debt in which we intend to invest will not be initially rated by any rating agency; however, we believe that if such investments were rated, they would be below investment grade. Securities rated below investment grade are often referred to as “high yield” securities and “junk bonds,” and are considered “high risk” and speculative in nature compared to debt instruments that are rated above investment grade. Compared to larger publicly owned companies, these companies may be in a weaker financial position and may experience wider variations in their operating results, which may make them more vulnerable to economic downturns. Typically, these companies need more capital to compete; however, their access to capital is limited and their cost of capital is often higher than that of their competitors. Our portfolio companies face intense competition from larger companies with greater financial, technical, and marketing resources and their success typically depends on the managerial talents and efforts of an individual or a small group of persons. Therefore, the loss of any of its key employees could affect a portfolio company’s ability to compete effectively and harm its financial condition. Further, some of these companies conduct business in regulated industries that are susceptible to regulatory changes. These factors could impair the cash flow of our portfolio companies and result in other events, such as bankruptcy. These events could limit a portfolio company’s ability to repay its obligations to us, which may have an adverse effect on the return on, or the recovery of, our investment in these businesses. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the value of the loan’s collateral.
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
Our portfolio may lack diversification among our Sponsored Growth Lending and Non-Sponsored Growth Lending strategies and among sponsors within the sponsored segment.
Our objective is to build a balanced portfolio with diversification among sponsored and non-sponsored transactions and among sponsors within the Sponsored Growth Lending strategy, which we believe will contribute to a favorable risk adjusted return for the portfolio viewed as a whole. As we build our portfolio to scale, the effects of our sponsored and non-sponsored diversification strategy on yield and other metrics may not be fully evident, and the impact of various weightings may be more pronounced from period to period until we achieve greater scale in our portfolio. As a result, we may not achieve favorable risk adjusted returns for the portfolio viewed as a whole when diversification is lacking.
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

Technology-related sectors, including those involving data processing and outsourced services, in which we invest are subject to many risks, including volatility, intense competition, decreasing life cycles, product obsolescence, changing consumer preferences and periodic downturns.
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
Although we may do so in the future, we typically do not hold controlling equity positions in our portfolio companies. As a result, we are subject to the risk that a portfolio company or its equity sponsor may make business decisions with which we disagree, and that the management, equity sponsor and/or stockholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

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
Holders
As of March 27, 2019, there were 143 holders of record of our common stock.
Distributions
To the extent that we have funds available, we intend to make quarterly distributions to our stockholders. Our stockholder distributions, if any, will be determined by our Board of Directors. Any distribution to our stockholders will be declared out of assets legally available for distribution. We anticipate that distributions will be paid from income primarily generated by interest and dividend income earned on investments made subsequent to the Initial Closing. We will not be able to determine whether any specific distribution will be treated as made out of our taxable earnings or as a return of capital until after the end of our taxable year. The amount treated as a tax-free return of capital will reduce a stockholder’s adjusted basis in his or her common stock, thereby increasing his or her potential gain or reducing his or her potential loss on the subsequent sale or other disposition of his or her common stock. For the year ended December 31, 2018, the Company declared and paid dividends in the amount of  $7,283,810 of which $1,428,498 was distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s dividend reinvestment program. Total distributions for the year ended December 31, 2018 represented distributions from income and not return of capital. There were no distributions for the year ended December 31, 2017. On March 22, 2019, the Board of Directors declared a dividend in the amount of  $0.40 per share payable on March 26, 2019 to stockholders of record as of March 22, 2019.
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
Item 6.   Selected Financial Data
The following selected financial and other data for the years ended December 31, 2018, 2017 and 2016, is derived from our audited financial statements. The selected financial information and other data presented below should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K and with the audited financial statements and the notes thereto included in Part II, Item 8 of this Form 10-K.
Our historical results are not necessarily indicative of future results. The selected financial data in this section is not intended to replace the financial statements and is qualified in its entirety by the financial statements and related notes included in this filing.
	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Income Statement Data:
Total Investment Income	$20,756,054	$3,189,839	$—
Total Operating Expenses	9,049,637	5,031,385	902,980
Net Investment Income (Loss)	11,706,417	(1,841,546)	(902,980)
Net realized gain on investments	59,792	—	—
Net change in unrealized appreciation (depreciation) on investments	(8,693)	405,251	(61)
Net Increase (Decrease) in Net Assets Resulting from Operations	11,757,516	(1,436,295)	(903,041)
Per Share Data:
Net Investment Income (Loss)(1)	1.26	(0.66)	(83.81)
Net Increase (Decrease) in Net Assets Resulting from Operations(1)	1.26	(0.51)	(83.82)

	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Balance Sheet Data:
Non-control/non-affiliate investments at fair value	224,248,389	68,216,859	—
Investment in U.S. Treasury Bills at fair value	79,959,928	72,504,649	2,999,849
Cash	2,527,474	8,141,670	1,039,931
Capital contributions receivable	—	—	60,783
Due from affiliate	—	23,970	—
Deferred offering costs	102,865	—	—
Deferred credit facility fees	129,759	—	—
Accrued interest receivable	1,221,494	330,926	—
Other accounts receivable	41,160	25,154	—
Prepaid expenses	120,064	96,449	85,097
Total Assets	$308,484,133	$149,315,707	$4,185,660
Payable for securities purchased	80,699	18,995,710	—
Deferred revenue	100,000	—	—
Reverse repurchase agreement	79,560,129	—	—
Credit facilities	59,500,000	—	—
Accrued incentive fees	1,071,566	—	—
Due to portfolio company	—	3,000,000	—
Due to affiliate	116,697	11,954	648,805
Interest payable	163,981	—	—
Accrued expenses and other liabilities	388,666	267,666	60,183
Total liabilities	$140,981,738	$22,275,330	$708,988
Total Net Assets	$167,369,395	$127,040,377	$3,476,672
Other Data:
Total Return based on Net Asset Value(2)	3.27%	41.23%	(30.80)%
Net Asset Value per Share	15.14	14.66	10.38
Weighted average shares outstanding for period, basic	9,300,960	2,795,274	10,774
Dividends declared and paid	$7,283,810	—	—

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
We commenced investment activities in portfolio securities during the quarter ended June 30, 2017, and we commenced investment activities in U.S. Treasury Bills during the quarter ended December 31, 2016. In October 2015, in connection with our formation, we issued and sold 1,667 shares of our common stock to R. David Spreng, our President, Chief Executive Officer and Chairman of our Board of Directors, for an aggregate purchase price of  $25,000. In December 2016, we completed the initial closing of capital commitments in the Initial Private Offering, in connection with which we called capital and issued 333,333 shares of our common stock to investors for an aggregate purchase price of  $5,000,000. The final closing of the Initial Private Offering occurred on December 1, 2017. As of December 31, 2018, in connection with the Initial Private Offering, we had closed on capital commitments of $275,000,000 and had issued 10,664,004 shares of our common stock to stockholders for a total purchase price of  $160,000,000. The Company issued an additional 390,924 shares as part of the dividend reinvestment program.
Portfolio Composition and Investment Activity
Portfolio Composition
At December 31, 2018, we had investments in twenty portfolio companies, representing seventeen companies where we held loan and warrant investments, two companies where we held warrant interests only, and one company where we held an unfunded commitment to lend, and held one U.S. Treasury Bill. The following table shows the fair value of our investments, by asset class, as of December 31, 2018:
Investments	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
Senior Secured Term Loans	$208,588,381	$208,539,353	68.5%
Preferred Stock	250,000	461,826	0.2
Warrants	15,013,511	15,247,210	5.0
Total Portfolio Investments	223,851,892	224,248,389	73.7
U.S. Treasury Bill	79,959,928	79,959,928	26.3
Total Investments	$303,811,820	$304,208,317	100.0%

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

Investment Activity
The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments as well as sales of existing investments. Our primary investment activities for the year ended December 31, 2018 were as follows:
•
On February 8, 2018, the Company funded a $5,000,000 senior secured term loan (Tranche II) to eSilicon Corporation for a purchase price of  $4,950,000.

•
On February 13, 2018, the Placecast Inc. senior secured loan was prepaid and we exercised our warrant in Placecast Inc. for total proceeds of  $2,474,399.

•
On April 24, 2018, the Aspen Group, Inc. senior secured loans were prepaid for total proceeds of $8,070,121.

•
On May 25, 2018, the Company funded a $7,000,000 senior secured term loan to Aginity, Inc. and purchased a warrant to purchase 359,159 shares of Series C Preferred Stock for a total cost of $6,860,000.

•
On June 1, 2018, the Company funded a $8,000,000 senior secured term loan to Dtex Systems, Inc. and purchased a warrant to purchase 500,000 shares of Series C Preferred Stock for a total cost of  $7,895,000.

•
On June 7, 2018, the Company funded a $7,000,000 senior secured term loan to Jibe, Inc. and purchased a warrant to purchase 247,242 shares of Series C Preferred Stock for a total cost of $6,930,000.

•
On June 19, 2018, the Company funded a $25,000,000 senior secured term loan to CareCloud Corporation and purchased a warrant to purchase 1,557,956 shares of Series C Preferred Stock for a total cost of  $24,750,000.

•
On June 29, 2018, the Company funded a $25,000,000 senior secured term loan to Aria Systems, Inc. and purchased a warrant to purchase 2,170,641 shares of Series G Preferred Stock for a total cost of  $24,725,000.

•
On July 6, 2018, the Company funded a $500,000 senior secured term loan (Tranche III) to Mojix, Inc. for a cost of  $495,000.

•
On July 10, 2018, the Company funded an investment in Aria Systems, Inc. Series G Preferred Stock for a cost of  $250,000.

•
On August 15, 2018, the Company funded a $6,000,000 senior secured term loan to MingleHealth Care Solutions, Inc. and purchased a warrant to purchase 1,625,000 shares of Series AA Preferred Stock for a total cost of  $5,940,000.

•
On September 4, 2018, pursuant to the Company’s Amended and Restated Certificate of Incorporation, warrants of 16,442,732 Series E Preferred Stock of Mojix, Inc., with a warrant price of  $0.10643 per share were converted to warrants of 164,427 Common Stock with a warrant price of  $10.643.

•
On September 5, 2018, the Company funded a $500,000 senior secured term loan (Tranche IV) to Mojix, Inc. for a cost of  $495,000.

•
On October 5, 2018, the Company funded a $5,000,000 senior secured term loan to RealWear, Inc. and purchased a warrant to purchase 112,451 shares of Series A Preferred Stock for a total cost of $4,950,000.

•
On October 17, 2018, the Company funded a $5,000,000 senior secured term loan (Tranche II) to AllClear ID, Inc. and purchased a warrant to purchase 346,621 shares of Common Stock for a total cost of  $4,950,000.

•
On October 22, 2018, the Company funded a $15,000,000 senior secured term loan to Drawbridge, Inc. and purchased a warrant to purchase 663,864 shares of Series C Preferred Stock for a total cost of  $14,820,000.

•
On November 23, 2018, the Company funded a $15,500,000 senior secured term loan to Mobius Imaging, Inc. and purchased a warrant to purchase 7,123 shares of Series C Preferred Stock for a total cost of  $15,300,000.

•
On December 3, 2018, the Company funded a $19,250,000 senior secured term loan to ShareThis, Inc. and purchased a warrant to purchase 371,030 shares of Series D-3 Preferred Stock for a total cost of  $19,050,000.

•
On December 20, 2018, the Company funded a $18,000,000 senior secured term loan to Circadence Corp. and purchased a warrant to purchase 1,666,667 shares of Series A-5 Preferred Stock for a total cost of  $17,820,000.

•
On December 20, 2018, the Company received 7,182,145 Series 1 Preferred Warrants with a cost of  $806,991, which was allocated amongst Mojix tranches I — IV. An amount of  $80,699 was held as an other liability as of December 31, 2018, and allocated to the 5th Mojix tranche which was funded on January 28, 2019.

•
On December 28, 2018, the Company funded a $7,000,000 senior secured term loan to 3DNA Corp. (dba NationBuilder) and purchased a warrant to purchase 273,164 shares of Series C-1 Preferred Stock for a total cost of  $6,930,000.

•
On December 28, 2018, the Company funded a $1,000,000 senior secured term loan to RealWear, Inc. and purchased a warrant to purchase 22,491 shares of Series A Preferred Stock for a total cost of  $990,000.

Portfolio Reconciliation
The following is a reconciliation of our investment portfolio, including U.S. Treasury Bills, for the years ended December 31, 2018, 2017 and 2016.
	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Beginning Investment Portfolio	$140,721,508	$2,999,849	$—
Purchase of Investments	168,111,471	67,005,037	—
Purchase of U.S. Treasury Bills	270,444,962	156,977,177	2,999,910
Amortization of Fixed Income Premiums and Discounts	4,621,487	834,194	—
Portfolio Investments Repaid	(14,500,629)	—	—
Sales and Maturities of Investments	(2,251,899)	—	—
Sales and Maturities of U.S. Treasury Bills	(262,989,682)	(87,500,000)	—
Realized gain on Investments	59,792	—	—
Net Change in Unrealized Appreciation (Depreciation) on Investments	(8,693)	405,251	—
Net Change in Unrealized Appreciation (Depreciation) on U.S. Treasury Bills	—	—	(61)
Ending Investment Portfolio	$304,208,317	$140,721,508	$2,999,849

Asset Quality
In addition to various risk management and monitoring tools, RGC uses an investment rating system to characterize and monitor the quality of our debt investment portfolio. Equity securities and Treasury Bills are not graded. This debt investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:
Investment Rating	Rating Definition
1	Performing above plan and/or strong enterprise profile, value, financial performance/coverage. Maintaining full covenant and payment compliance as agreed.
2
Performing at or reasonably close to plan. Acceptable business prospects, enterprise value, financial coverage. Maintaining key covenant and payment compliance as agreed. All new loans are initially graded Category 2.

3
Performing below plan of record. Potential elements of concern over performance, trends and business outlook. Loan-to-value remains adequate. Potential key covenant non-compliance. Full payment compliance.

Investment Rating	Rating Definition
4
Performing materially below plan. Non-compliant with material financial covenants. Payment default/deferral could result without corrective action. Requires close monitoring. Business prospects, enterprise value and collateral coverage declining. These investments may be in workout, and there is a possibility of loss of return but no loss of principal is expected

5
Going concern nature in question. Substantial decline in enterprise value and all coverages. Covenant and payment default imminent if not currently present. Investments are nearly always in workout. May experience partial and/or full loss.

The following tables show the investment rankings of our debt investments at fair value as of December 31, 2018 and 2017. There were no debt investments held as of December 31, 2016.
	As of December 31, 2018
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$14,762,697	4.9%	1
2	107,685,007	35.4%	9
3	78,292,451	25.7%	6
4	7,799,198	2.6%	1
5	—	—	—
	$208,539,353	68.6%	17

	As of December 31, 2017
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	—	—	—
2	$56,226,218	40.0%	7
3	7,751,538	5.5%	1
4	—	—	—
5	—	—	—
	$63,977,756	45.5%	8

Loans and Debt Securities on Non-Accrual Status
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of December 31, 2018, 2017 and 2016, we did not have any loans on non-accrual status.
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

Comparison of the Years Ended December 31, 2018, 2017 and 2016
	Year Ended December 31, 2018		Year Ended December 31, 2017		Year Ended December 31, 2016
	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)
Investment income
Interest income	$19,565,467	$2.10	$3,051,077	$1.09	$—	$—
Dividend income	—	—	117	0.00	—	—
Other income	1,190,587	0.13	138,645	0.05	—	—
Total investment income	20,756,054	2.23	3,189,839	1.14	—	—
Operating expenses
Management fees	4,812,500	0.51	3,587,314	1.28	169,684	15.75
Incentive fees	1,411,324	0.15	—	—	—	—
Professional fees	700,019	0.08	544,002	0.19	216,214	20.07
Interest expense	532,732	0.06	—	—	—	—
Overhead allocation expense	454,337	0.05	313,147	0.11	—	—
Other expenses	269,203	0.03	71,366	0.04	23,896	2.22
Administration fees	209,761	0.02	125,000	0.04	5,774	0.54
Directors’ fees	208,000	0.02	206,500	0.08	129,000	11.97
Tax expense	186,782	0.02
General and administrative expenses	101,984	0.01	41,900	0.01	—	—
Insurance expense	96,062	0.01	89,092	0.03	3,699	0.34
Consulting fees	66,933	0.01	49,650	0.02	—	—
Organizational expenses	—	—	—	—	354,713	32.92
State franchise tax expense	—	—	3,414	0.00	—	—
Total operating expenses	9,049,637	0.97	5,031,385	1.80	902,980	83.81
Net investment income (loss)	11,706,417	1.26	(1,841,546)	(0.66)	(902,980)	(83.81)
Realized gain on investments	59,792	0.00	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	(8,693)	0.00	405,251	0.14	(61)	(0.01)
Net increase (decrease) in net assets resulting from operations	11,757,516	1.26	(1,436,295)	(0.51)	(903,041)	(83.82)

(1)
The basic per share figures noted above are based on weighted averages of 9,300,960, 2,795,274 and 10,774 shares outstanding for the years ended December 31, 2018, 2017, and 2016, respectively.

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
Investment income for the year ended December 31, 2018 was $20,756,054, due primarily to interest income earned on our portfolio investments. Investment income for the year ended December 31, 2017 was $3,189,839, due primarily to interest income earned on our portfolio investments. The increase in interest income for the year ended December 31, 2018 from the year ended December 31, 2017 was driven by our deployment of capital and increasing invested balance. Investment income further increased due to prepayments and end of term payments received during the year. We had no investment income or loss generated for the year ended December 31, 2016 as we had not yet commenced portfolio investment activities.
Operating Expenses
Our primary operating expenses include the payment of fees to RGC under the Amended Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement, professional fees, and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, including those relating to:
•
organization and offering (the amount of organizational and offering expenses in connection with the Initial Private Offering in excess of  $1,000,000 were previously paid by RGC);

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

•
interest payable on debt incurred to finance our investments;

•
sales and purchases of our common stock and other securities;

•
investment advisory and management fees;

•
administration fees payable under the Administration Agreement;

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

Operating expenses for the years ended December 31, 2018, 2017 and 2016 were $9,049,637, $5,031,385 and $902,980, respectively. Operating expenses increased for the year ended December 31, 2018 from the year ended December 31, 2017 primarily due to increased management fees and incentive fees paid to RGC, overhead allocation expense, interest expense, administration fees, and tax expense. Incentive fees for the year ended December 31, 2018 increased primarily due to the increase in investment income. Refer to the discussion below for further detail. The increases in management fees were driven by our deployment of capital and increasing invested balance. The increase in interest expense was a result of borrowings under our Credit Facilities to fund investments. The increase in overhead allocation expense was driven by allocation of RGC personnel, time, and resources utilized on fund activity. Operating expenses increased for the year ended December 31, 2017 from the year ended December 31, 2016 primarily due to management fees paid to RGC and professional fees incurred, which include legal, audit and tax preparation fees. Operating expenses per share for the years ended December 31, 2018, 2017 and 2016 were $0.97 per share, $1.80 per share and $83.81 per share, respectively.
Incentive Fees
Incentive fees for the year ended December 31, 2018 were $1,411,324, due primarily to the increase in investment income. $711,868 of the incentive fees for the year ended December 31, 2018 were earned, payable in cash, and included in accrued incentive fees in the statement of assets and liabilities as of December 31, 2018. $359,698 of the incentive fees for the year ended December 31, 2018 were deferred and accrued, and included in accrued incentive fees in the statement of assets and liabilities as of December 31, 2018. Incentive fees related to paid-in-kind or deferred interest are accrued and payment is deferred until such interest is collected in cash. Incentive fees per share for the year ended December 31, 2018 were $0.15 per share. We had no incentive fees for the years ended December 31, 2017 and 2016.
Net Investment Income (Loss)
Net investment income (loss) for the years ended December 31, 2018, 2017 and 2016 was $11,706,417, $(1,841,546) and $(902,980), respectively. Net investment income increased for the year ended December 31, 2018 from the year ended December 31, 2017 primarily due to increased interest income earned on our portfolio investments, partially offset by increased management fees and incentive fees and the other operating expenses discussed above. The net investment loss increased for the year ended December 31, 2017 from the year ended December 31, 2016 primarily due to the management fees and professional fees incurred, partially offset by interest and other income earned on our portfolio investments during the year ended December 31, 2017. Net investment income (loss) per share for the years ended December 31, 2018, 2017 and 2016 were $1.26 per share, $(0.66) per share and $(83.81) per share, respectively.
Net Realized Gain on Investment
The net realized gain on investments of  $59,792 for the year ended December 31, 2018 was primarily due to the gain on our warrants for preferred stock of Placecast, Inc. For the years ended December 31, 2017 and 2016, we had no realized gains or losses on investments.

Net Change in Unrealized Appreciation (Depreciation) on Investments
Net change in unrealized depreciation on investments of  $8,693 for the year ended December 31, 2018 was primarily due to increases in the fair value of our senior secured loans to AllClear ID, Inc. and eSilicon Corporation, our preferred stock in Aria Systems, Inc. and our warrants for preferred stock of Aria Systems, Inc., eSilicon Corporation, Mojix Inc. and ShareThis, Inc. This increase was partially offset by decreases in the fair value of our senior secured loans to Aginity, Inc., Aria Systems, Inc., CareCloud Corporation, and Mojix Inc., and our warrants for common or preferred stock of AllClear ID, Inc., Aspen Group Inc., Mojix Inc. and SendtoNews Video, Inc. The net change in unrealized appreciation on investments of  $405,251 for the year ended December 31, 2017 was primarily due to an increase in the fair value of our warrants for common stock of Aspen Group, Inc. The net change in unrealized depreciation on investments of  $61 for the year ended December 31, 2016 was solely due to the loss on U.S. Treasury Bills.
Net Increase (Decrease) in Net Assets Resulting from Operations
We had a net increase in net assets resulting from operations of  $11,757,516 for the year ended December 31, 2018, as compared to a net decrease in net assets resulting from operations of  $1,436,295 and $903,041 for the years ended December 31, 2017 and 2016, respectively. The net increase in net assets resulting from operations for the year ended December 31, 2018 from the year ended December 31, 2017 is attributable to increased interest income earned on our portfolio investments and the gain on our warrants for preferred stock of Placecast, Inc. The net decrease in net assets resulting from operations for the year ended December 31, 2017 was primarily due to management fees and professional fees incurred, partially offset by interest and other income earned from our portfolio investments and the net change in unrealized appreciation related to our warrants for common stock of Aspen Group, Inc. The net decrease in net assets resulting from operations for the year ended December 31, 2016 was primarily due to management fees, organizational expenses and professional fees incurred.
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
During the year ended December 31, 2018, cash and cash equivalents decreased to $2,527,474, from $8,141,670 as of December 31, 2018. This decrease was primarily the result of the purchase of investments in portfolio companies for $168,111,471 and U.S. Treasury Bills for $270,444,962 and was partially offset by sales of investments in portfolio companies, the maturity of U.S. Treasury Bills the issuance of common stock, and borrowings under our Credit Facilities.
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

On October 8, 2015, we issued 1,667 shares of our common stock to R. David Spreng, our President, Chief Executive Officer and Chairman of our Board of Directors, for an aggregate purchase price of $25,000. The remaining shares were issued in connection with the Initial Private Offering or pursuant to the dividend reinvestment program, as follows:
Issuance Date	Shares Issued	Price Per Share	Gross Proceeds
December 22, 2016	333,333	$15.00	$5,000,000
April 19, 2017	1,000,000	$15.00	15,000,000
June 26, 2017	1,666,667	$15.00	25,000,000
September 12, 2017	2,666,667	$15.00	40,000,000
December 22, 2017	3,000,000	$15.00	45,000,000
May 31, 2018(1)	70,563	$14.82	1,045,570
August 31, 2018(1)	117,582	$14.92	1,754,244
September 27, 2018	1,997,337	$15.02	30,000,000
November 15, 2018(1)	202,779	$15.07	3,055,498
Total	11,054,928		$165,855,312

(1)
Shares were issued as part of the dividend reinvestment program.

Contractual Obligations
At December 31, 2018, the Company had $41,250,000 in unfunded loan commitments to provide debt financing to one portfolio company.
	Payments Due By Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Reverse repurchase agreement(1)	$79,560,129	$79,560,129	$—	$—	$—
Credit facilities(2)	59,500,000	59,500,000	—	—	—
Total	$139,060,129	$139,060,129	$—	$—	$—

(1)
Reverse repurchase agreement relates to the purchase of the U.S. Treasury Bill on margin. The reverse repurchase agreement purchased was subsequently repaid in January 2019.

(2)
Credit facility represents the lines of credit with CIBC which expire on June 21, 2019. Loans made under the Credit Facilities must also be repaid in full on the earlier of  (i) (x) one hundred and eighty (180) days following the funding date of the loan for the first two loans and (y) one hundred and twenty (120) days following the funding date of each subsequent loan, (ii) the maturity date under the Credit Facilities of June 21, 2019, (iii) the occurrence of certain bankruptcy and liquidation events that constitute events of default under the Credit Facilities, and (iv) CIBC’s demand for payment after the occurrence of any other events of default. See “Note 10 — Credit Facilities.”

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
During the year ended December 31, 2018, the Company drew down $74,500,000 and repaid $15,000,000, of which $59,500,000 remains outstanding. Interest is accrued at CIBC’s prime commercial rate less 0.5%. At December 31, 2018 interest was accruing at a rate of 5.0% per annum. See “Note 10 — Credit Facilities” to our financial statements in Part I, Item 1 of this Form 10-K for more information on the Credit Facilities.
Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.
Distributions
To the extent that we have funds available, we intend to make quarterly distributions to our stockholders. Our stockholder distributions, if any, will be determined by our Board of Directors. Any distribution to our stockholders will be declared out of assets legally available for distribution. We anticipate that distributions will be paid from income primarily generated by interest and dividend income earned on investments made by us. We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. During the year ended December 31, 2018 we declared and paid dividends in the amount of  $7,283,810, of which $1,428,498 was distributed in cash and the remainder distributed in shares to stockholders pursuant to our dividend reinvestment program. During the years ended December 31, 2017 and 2016, we did not declare or pay any dividends or distributions.
The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. The following table shows the dividends per share declared since our formation through December 31, 2018.
Date Declared	Record Date	Payment Date	Amount per Share
May 3, 2018	May 15, 2018	May 31, 2018	$0.15
July 26, 2018	August 15, 2018	August 31, 2018	$0.25
November 1, 2018	October 31, 2018	November 15, 2018	$0.35
Critical Accounting Policies
Basis of Presentation
The preparation of the financial statements and related disclosures in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reports. Actual results could materially differ from those estimates. We believe that our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, include the valuation of investments and our election to be treated, and intent to qualify annually, as a RIC. See “Note 2 — Summary of Significant Accounting Policies” to our financial statements for the year ended December 31, 2018, which describes our critical accounting policies and recently adopted accounting pronouncements not yet required to be adopted by us.

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

•
The Audit Committee then reviews these preliminary valuations from RGC and the independent valuation firm, if any, and makes a recommendation to our Board of Directors regarding such valuations; and

•
Our Board of Directors reviews the recommended preliminary valuations and determines the fair value of each investment in our portfolio, in good faith, based on the input of RGC, the independent valuation firm and the Audit Committee.

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
Fair Value
The Company’s assets measured at fair value on a recurring basis subject to the requirements of ASC Topic 820 at December 31, 2018 and 2017 were as follows:
	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Term Loans	$—	$—	$208,539,353	$208,539,353
Preferred Stock	—	—	461,826	461,826
Warrants	—	—	15,247,210	15,247,210
Total Portfolio Investments	—	—	224,248,389	224,248,389
U.S. Treasury Bill	79,959,928	—	—	79,959,928
Total Investments	$79,959,928	$—	$224,248,389	$304,208,317

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Term Loans	$—	$—	$63,977,756	$63,977,756
Warrants	—	—	4,239,103	4,239,103
Total Portfolio Investments	—	—	68,216,859	68,216,859
U.S. Treasury Bill	72,504,649	—	—	72,504,649
Total Investments	$72,504,649	$—	$68,216,859	$140,721,508

The Company recognized transfers into and out of the levels indicated above at the end of the reporting period. There were no transfers into or out of the levels during the years ended December 31, 2018 and 2017.
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
Recent Developments
Subsequent to December 31, 2018, through March 28, 2019, we funded the following transactions:
Date	Investment Name	Principal	Cost Allocated to Loan	Cost Allocated to Warrant
January 17, 2019	ShareThis, Inc.	$750,000	$750,000	$—
January 28, 2019	Mojix, Inc.	$1,000,000	$919,301	$80,699
February 11, 2019	zSpace, Inc.	$5,000,000	$4,588,472	$411,528
March 28, 2019	Ouster, Inc.	$10,000,000	*	*

*
The allocation of cost between the loan and the warrant is pending at this time.

On January 2, 2019, we delivered a capital drawdown notice to investors relating to the sale of 4,344,963.791 shares of our common stock, for an aggregate offering price of  $66,000,000. The sale closed on January 15, 2019.
On February 11, 2019, we funded an additional $5,000,000 senior secured term loan to zSpace, Inc. at a purchase price of  $4,950,000 and the warrant to purchase 1,896,966 shares purchased on December 29, 2017 was amended to provide for the purchase of  $1,707,269 of zSpace, Inc. Series E Preferred Stock at $0.90 per share or shares of a subsequent round stock at the lowest price at which shares are issued to investors.
On March 13, 2019 AllClear ID, Inc. prepaid the outstanding balance of our senior secured term loan of  $15,000,000, along with the required end of term payment, prepayment fees, and the present value of the revenue share to which the Company was entitled. We continue to hold our warrant investment in AllClear ID, Inc.
On March 22, 2019, the Board of Directors declared a dividend in the amount of  $0.40 per share payable on March 26, 2019 to stockholders of record as of March 22, 2019.
On March 26, 2019, we, RGC and Peak Capital Limited (“Peak”) entered into a marketing and consulting agreement (the “Peak Agreement”), pursuant to which Peak was appointed to provide placement agent services on our behalf. We will pay Peak a placement fee with respect to each investor identified by

Peak for which the Fund accepts a Subscription Agreement (the “Placement Fee”). The Placement Fee will consist of two parts, as follows: (i) the quarterly placement fee of 1% of the committed capital from such investors identified by Peak (payable in quarterly installments over a period of eight calendar quarters commencing on the fifteenth day of the first calendar quarter immediately following the date of the acceptance of the subscription from the applicable investor, but only for so long as the investor remains an investor in the Fund); and (ii) the as-drawn placement fee of 0.5% of the capital called from such investors identified by Peak at the applicable capital call (payable over eight calendar quarters commencing on the fifteenth day of the first quarter following any capital call of the Fund where capital is called from investors identified by Peak. Either party may terminate the Peak Agreement at any time upon ninety (90) days’ prior written notice.
On March 26, 2019, we, RGC and Pickwick Capital Partners, LLC (“Pickwick”) entered into a marketing and consulting agreement (the “Pickwick Agreement”), pursuant to which Pickwick was appointed to provide placement agent services on our behalf. The Fund will pay Pickwick a placement fee, with respect to each investor identified by Pickwick for which the Fund accepts a Subscription Agreement, of 1.5% of the committed capital from such investor (payable in quarterly installments over a period of eight calendar quarters, but only for so long as the investor remains an investor in the Fund). Either party may terminate the Pickwick Agreement at any time upon thirty (30) days’ prior written notice.
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
We typically expect that interest rates on the investments held in our portfolio will be based on LIBOR, with many of these investments also having a LIBOR floor. As of December 31, 2018, 100.0%, or $208,588,381 (at cost), of our debt portfolio investments bore interest at variable rates, which are

LIBOR-based and subject to certain floors, and none of our debt portfolio investments bore interest at fixed rates. As of December 31, 2018, 4.0% of our debt portfolio investments, or $8,287,911 (at cost), are subject to a 12.0% cap on cash interest and 3.8% of our debt portfolio investments, or $7,938,983 (at cost), are subject to a 11.5% cap on cash interest. Any interest above the cap will accrue to principal and be treated as PIK interest. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase our investment income by a maximum of approximately $4,414,331 and decrease our investment income by a maximum of approximately $1,841,087, on an annual basis.
Borrowings under the Credit Facilities bear interest, at our election at the time of drawdown, at a rate per annum equal to (i) in the case of LIBOR rate loans, the LIBOR rate for the applicable interest period plus 2.50% or (ii) in the case of prime rate loans, CIBC’s prime commercial rate at the time of the borrowing minus 0.50%.
Because we currently borrow, and plan to borrow in the future, funds to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest the funds borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio.
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

Item 8.   Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Runway Growth Credit Fund Inc.
Opinion on the Financial Statements
We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of Runway Growth Credit Fund Inc. (the Company) as of December 31, 2018 and 2017, and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the financial statements, (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.
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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2018, by correspondence with the custodians and portfolio companies. We believe that our audits provide a reasonable basis for our opinion.
/s/ RSM US LLP
We have served as the Company’s auditor since 2015.
Chicago, Illinois
March 28, 2019

RUNWAY GROWTH CREDIT FUND INC.
Statements of Assets and Liabilities
	December 31, 2018	December 31, 2017
Assets
Investments at fair value:
Non-control/non-affiliate investments at fair value (cost of $223,851,892 and $67,811,669, respectively)	$224,248,389	$68,216,859
Investment in U.S. Treasury Bills at fair value (cost of $79,959,928 and $72,504,649, respectively)	79,959,928	72,504,649
Total investments at fair value (cost of $303,811,820 and $140,316,318, respectively)	304,208,317	140,721,508
Cash and cash equivalents	2,527,474	8,141,670
Deferred offering costs	102,865	—
Accrued interest receivable	1,221,494	330,926
Deferred credit facility fees (net of accumulated amortization of $82,648 and $0, respectively)	129,759	—
Other accounts receivable	41,160	25,154
Prepaid expenses	120,064	96,449
Total assets	308,351,133	149,315,707
Liabilities
Payable for securities purchased	80,699	18,995,710
Deferred revenue	100,000	—
Reverse repurchase agreement	79,560,129	—
Credit facilities	59,500,000	—
Accrued incentive fees	1,071,566	—
Due to portfolio company	—	3,000,000
Due to affiliate	116,697	11,954
Interest payable	163,981	—
Accrued expenses and other liabilities	388,666	267,666
Total liabilities	140,981,738	22,275,330
Commitments and contingencies (Note 3)
Net assets
Common stock, $0.01 par value; 100,000,000 shares authorized; 11,056,595 and 8,668,334 shares issued and outstanding, respectively	110,566	86,683
Additional paid-in capital	162,568,188	126,920,269
Accumulated undistributed earnings	4,690,641	33,425
Total net assets	$167,369,395	$127,040,377
Net asset value per share	$15.14	$14.66

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.
Statements of Operations
	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Investment income
From non-control/non-affiliate:
Interest income	$19,446,270	$3,023,456	$—
Dividend income	—	117	—
PIK interest income	49,859	—	—
Other income	281,626	50,000	—
Termination fees	618,751	—	—
Interest income from U.S. Treasury Bills	69,338	27,621	—
Other income from non-investment sources	290,210	88,645	—
Total investment income	20,756,054	3,189,839	—
Operating expenses
Management fees	4,812,500	3,587,314	169,684
Incentive fees	1,411,324	—	—
Professional fees	700,019	544,002	216,214
Interest expense	532,732	—	—
Overhead allocation expense	454,337	313,147	—
Other expenses	269,203	71,366	23,896
Administration fee	209,761	125,000	5,774
Directors’ fees	208,000	206,500	129,000
Tax expense	186,782	—	—
General and administrative expenses	101,984	41,900	—
Insurance expense	96,062	89,092	3,699
Consulting fees	66,933	49,650	—
Organizational expenses	—	—	354,713
State franchise tax expense	—	3,414	—
Total operating expenses	9,049,637	5,031,385	902,980
Net investment income (loss)	11,706,417	(1,841,546)	(902,980)
Realized and unrealized gain (loss) on investments
Realized gain on non-control/non-affiliate investments	59,792	—	—
Net change in unrealized appreciation (depreciation) on non-control/non-affiliate investments	(8,693)	405,190	—
Net change in unrealized appreciation (depreciation) on U.S. Treasury Bills	—	61	(61)
Net realized and unrealized gain (loss) on investments	51,099	405,251	(61)
Net increase (decrease) in net assets resulting from operations	$11,757,516	$(1,436,295)	$(903,041)
Net increase (decrease) in net assets resulting from operations per common share	$1.26	$(0.51)	$(83.82)
Net investment income (loss) per common share	$1.26	$(0.66)	$(83.81)
Weighted-average shares outstanding	9,300,960	2,795,274	10,774
See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.
Statements of Changes in Net Assets
	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Net increase (decrease) in net assets from operations
Net investment income (loss)	$11,706,417	$(1,841,546)	$(902,980)
Realized gain on investments	59,792	—	—
Net change in unrealized appreciation (depreciation) on investments and U.S. Treasury Bills	(8,693)	405,251	(61)
Net increase (decrease) in net assets resulting from operations	11,757,516	(1,436,295)	(903,041)
Distributions to shareholders from:
Dividends paid to shareholders	(7,283,810)	—	—
Total distributions to shareholders	(7,283,810)	—	—
Capital share transactions
Offering costs	—	—	(645,287)
Issuance of common stock	30,000,000	125,000,000	5,000,000
Issuance of common stock under dividend reinvestment plan	5,855,312	—	—
Net increase in net assets resulting from capital share transactions	35,855,312	125,000,000	4,354,713
Total increase in net assets	40,329,018	123,563,705	3,451,672
Net assets at beginning of year	127,040,377	3,476,672	25,000
Net assets at end of year	$167,369,395	$127,040,377	$3,476,672
Capital share activity
Shares issued	2,388,261	8,333,334	333,333
Shares outstanding at beginning of year	8,668,334	335,000	1,667
Shares outstanding at end of year	11,056,595	8,668,334	335,000

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Statements of Cash Flows
	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$11,757,516	$(1,436,295)	$(903,041)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(168,111,471)	(67,005,037)	—
Purchase of U.S. Treasury Bills	(270,444,962)	(156,977,177)	(2,999,910)
Sales of investments	16,752,528	—	—
Sale or maturity of U.S. Treasury Bills	262,989,682	87,500,000	—
Realized gain on non-control/non-affiliate investments	(59,792)	—	—
Net change in unrealized (appreciation) depreciation on non-control/non-affiliate investments	8,693	(405,190)	—
Net change in unrealized (appreciation) depreciation on U.S. Treasury Bills	—	(61)	61
Amortization of fixed income premiums or discounts	(4,621,487)	(834,194)	—
Amortization of deferred credit facility fees	82,648	—	—
Changes in operating assets and liabilities:
Deferred offering costs	(102,865)	—	—
Accrued interest receivable	(890,568)	(330,926)	—
Other accounts receivable	(16,006)	(25,154)	—
Prepaid expenses	(23,615)	(11,352)	(85,097)
Payable for securities purchased	(18,915,011)	18,995,710	—
Deferred revenue	100,000	—	—
Accrued incentive fees	1,071,566	—	—
Due to portfolio company	(3,000,000)	3,000,000	—
Due to affiliate	104,743	(636,851)	648,805
Interest payable	163,981	—	—
Accrued expenses and other liabilities	121,000	207,483	60,183
Net cash used in operating activities	(173,033,420)	(117,959,044)	(3,278,999)
Cash flows from financing activities
Deferred credit facility fees	(212,407)	—	—
Borrowings under credit facilities	74,500,000	—	—
Repayments under credit facilities	(15,000,000)	—	—
Proceeds from reverse repurchase agreements	79,560,129	—	—
Offering costs	—	—	(645,287)
Dividends paid to shareholders	(1,428,498)	—	—
Net cash received from common stock issued, net of change in capital contributions receivable	30,000,000	125,060,783	4,939,217
Net cash provided by financing activities	167,419,224	125,060,783	4,293,930
Net increase (decrease) in cash	(5,614,196)	7,101,739	1,014,931
Cash and cash equivalents at beginning of year	8,141,670	1,039,931	25,000
Cash and cash equivalents at end of year	$2,527,474	$8,141,670	$1,039,931
Supplemental Disclosure of Cash Flow Information
Taxes paid	$3,272	$3,414	$—
Interest paid	368,751	—	—
Non-cash dividend reinvestments	5,855,312	—	—

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments
December 31, 2018
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(6),(11),(13)	Acquisition Date	Principal/ Shares	Cost	Fair Value(2)	% of Net Assets
Non-control/non-affiliate investments
Senior Secured Term Loans
Aginity, Inc.	Application Software	LIBOR+9.5%, 11.5% floor, 5% ETP, due 5/25/2022	5/25/2018	$7,000,000	$6,795,581	$6,675,922	3.99%
AllClear ID, Inc.	Specialized Consumer Services	Tranche I: LIBOR+10.75%, 12.25% floor, 5% ETP, due 8/15/2021	9/1/2017	10,000,00	9,545,594	9,841,798	5.88
		Tranche II: LIBOR+8.50%, 10.00% floor, 5% ETP, due 8/15/2021	10/17/2018	5,000,000	4,342,367	4,920,899	2.94
Aria Systems, Inc.	Application Software	LIBOR+9.0%, 11.35% floor, 4% ETP, due 12/15/2021	6/29/2018	25,000,000	24,305,208	24,212,998	14.46
CareCloud Corporation	Healthcare Technology	Prime+7.0%, 11.75% floor, 3.5% ETP, due 6/15/2022	6/19/2018	25,000,000	24,570,129	24,123,158	14.41
Circadence Corporation	Application Software	LIBOR+9.50%, 12.0% floor, 5% ETP, due 6/20/2022	12/20/2018	18,000,000	14,239,085	14,239,085	8.51
Drawbridge, Inc.	Data Processing & Outsourced Services	LIBOR+9.0%, 11.25% floor, 4% ETP, due 10/22/2022	10/22/2018	15,000,000	14,467,708	14,467,708	8.64
Dtex Systems, Inc.	Application Software	LIBOR+9.15%, 11.5% floor, 11.5% cash cap, 4% ETP, due 11/15/2021	6/1/2018	8,000,000	7,938,983	7,887,407	4.71
eSilicon Corporation	Semiconductors	Tranche I: LIBOR+10.5%, 11.5% floor, 5% ETP, due 7/15/2020	7/31/2017	7,916,667	7,976,198	8,227,697	4.92
		Tranche II: LIBOR+10.5%, 11.5% floor, 5% ETP, due 1/15/2021	2/8/2018	5,000,000	5,063,065	5,196,440	3.10
Jibe, Inc.	Application Software	LIBOR+10.0%, 12.25% floor, 5% ETP, due 6/7/2022	6/7/2018	7,000,000	6,951,535	6,951,535	4.15
MingleHealth Care Solutions, Inc.	Healthcare Technology	LIBOR+9.5%, 11.75% floor, 4% ETP, due 8/15/2022	8/15/2018	6,000,000	5,532,093	5,532,093	3.31%
Mobius Imaging, LLC	Healthcare Technology	LIBOR+9.25%, 11% floor, 4% ETP, due 10/15/2022	11/23/2018	15,500,000	13,551,386	13,551,386	8.10
Mojix, Inc.	Application Software	Tranche I: LIBOR+10.5%, 11% floor, 12.0% cash cap, 5% ETP, due 5/15/2021(4),(9)	5/16/2017	6,034,383	5,514,492	5,200,452	3.11
		Tranche II: LIBOR+10.5%, 11% floor, 12.0% cash cap, 5% ETP, due 5/15/2021(4),(9)	8/3/2017	2,011,462	1,845,251	1,733,484	1.04
		Tranche III: LIBOR+10.5%, 11% floor, 12.0% cash cap, 5% ETP, due 5/15/2021(4),(9)	7/6/2018	502,357	465,516	432,933	0.26
		Tranche IV: LIBOR+10.5%, 11% floor, 12.0% cash cap, 5% ETP, due 5/15/2021(4),(9)	9/5/2018	501,656	462,652	432,329	0.26
See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments – (continued)
December 31, 2018

Portfolio Companies	Sub-Industry	Investment Description(1),(5),(6),(11),(13)	Acquisition Date	Principal/ Shares	Cost	Fair Value(2)	% of Net Assets
Non-control/non-affiliate investments (continued)
Senior Secured Term Loans (continued)
3DNA Corp.(dba NationBuilder)	Application Software	LIBOR+9%, 11.5% floor, 5% ETP, due 4/28/2022	12/28/2018	$7,000,000	$6,827,787	$6,827,787	4.08%
Ouster, Inc.	Technology Hardware, Storage & Peripherals	LIBOR+8.5%, 10.75% floor, 3.5% ETP, due 05/15/2021(14)	11/27/2018	10,000,000	—	—	—
RealWear, Inc.	Technology Hardware, Storage & Peripherals	Tranche I: LIBOR+9.5%, 10.85% floor, 5% ETP, due 10/5/2021	10/05/2018	5,000,000	4,854,551	4,832,563	2.89
		Tranche II: LIBOR+9.5%, 10.85% floor, 5% ETP, due 10/5/2021	12/28/2018	1,000,000	965,139	966,513	0.58
RedSeal, Inc.	Application Software	LIBOR+9.5%, 11% floor, 5.25% ETP, due 12/15/2020	12/15/2017	15,000,000	15,123,353	15,123,353	9.04
ShareThis, Inc.	Data Processing & Outsourced Services	LIBOR+9.25%, 11.65% floor, 4% ETP due 5/15/2022	12/3/2018	19,250,000	17,568,105	17,567,923	10.50%
zSpace, Inc.	Technology Hardware, Storage & Peripherals	LIBOR+10.5%, 12% floor, 5% ETP, due 12/29/2020	12/29/2017	10,000,000	9,682,603	9,593,890	5.73
Total Senior Secured Term Loans					208,588,381	208,539,353	124.61
Preferred Stock
Aria Systems, Inc.	Application Software	Series G Preferred Stock	7/10/2018	289,419	250,000	461,826	0.28
Warrants(8)
Aginity, Inc.	Application Software	Warrant for Series C-Prime Preferred Stock, exercise price $1.949/share, expires 5/25/2028	5/25/2018	359,158	167,727	154,346	0.09
AllClear ID, Inc.	Specialized Consumer Services	Warrant for Common Stock, exercise price $0.01/share, expires 9/1/2027	9/1/2017	870,514	1,749,733	1,176,700	0.70
Aria Systems, Inc.	Application Software	Warrant for Series G Preferred Stock, exercise price $0.8638/ share, expires 6/29/2028	6/29/2018	2,170,641	770,578	1,827,680	1.09
Aspen Group Inc.	Education Services	Warrant for Common Stock, exercise price $6.87/share, expires 7/25/2022	7/25/2017	224,174	583,301	593,000	0.35
CareCloud Corporation	Healthcare Technology	Warrant for Series C Preferred Stock, exercise price $1.2035/ share, expires 6/19/2025	6/19/2018	1,557,956	394,163	364,562	0.22
Circadence Corp.	Application Software	Warrant for Series A-5 Preferred Stock, exercise price $1.08/share, expires 12/20/2028	12/20/2018	1,666,667	3,630,000	3,630,000	2.18
Drawbridge, Inc.	Data Processing & Outsourced Services	Warrant for Series C Preferred Stock, exercise price $2.2595/ share, expires 10/22/2028	10/22/2018	663,864	406,285	429,520	0.26
See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments – (continued)
December 31, 2018

Portfolio Companies	Sub-Industry	Investment Description(1),(5),(6),(11),(13)	Acquisition Date	Principal/ Shares	Cost	Fair Value(2)	% of Net Assets
Non-control/non-affiliate investments (continued)
Warrants(8) (continued)
Dtex Systems, Inc.	Application Software	Warrant for Series C Preferred Stock, exercise price $0.600/share, expires 6/1/2025	6/1/2018	$500,000	$59,000	$56,000	0.03%
eSilicon Corporation	Semiconductors	Warrant for Series H Preferred Stock, exercise price $1.01/share, expires 7/31/2027	7/31/2017	1,485,149	543,564	1,005,446	0.60
Jibe, Inc.	Application Software	Warrant for Series C Preferred Stock, exercise price $2.265/share, expires 6/7/2028	6/7/2018	247,242	40,795	35,603	0.02
MingleHealth Care Solutions, Inc.	Healthcare Technology	Warrant for Series AA Preferred Stock, exercise price $0.24/share, expires 8/15/2028	8/15/2018	1,625,000	492,375	471,913	0.28
Mobius Imaging, LLC	Healthcare Technology	Warrant for next round security, exercise price $136/share, expires 11/23/2028	11/23/2018	7,123	1,820,000	1,820,000	1.09
Mojix, Inc.	Application Software	Warrants for Common Stock, exercise price $10.64/share, expires 5/16/2027(9),(10)	5/16/2017	164,427	417,645	—	0.00
		Warrants for Series 1 Preferred Stock, exercise price $0.28/share, expires 12/20/2028(9),(10)	12/20/2018	7,176,973	806,991	798,389	0.48
3DNA Corp.(dba NationBuilder)	Application Software	Warrant for Series C-1 Preferred Stock, exercise price $1.4643/ share, expires 12/28/2028	12/28/2018	273,164	104,138	104,138	0.06
Ouster, Inc.	Technology Hardware, Storage & Peripherals	Warrant for Series A Preferred Stock, exercise price $11.3158/ share, expires 11/27/2028(14)		—
RealWear, Inc.	Technology Hardware, Storage & Peripherals	Warrant for Series A Preferred Stock, exercise price $4.4464/ share, expires 10/5/2028	10/05/2018	112,451	135,841	141,435	0.08
		Warrant for Series A Preferred Stock, exercise price $4.4464/ share, expires 12/28/2028	12/28/2018	22,491	25,248	28,288	0.02
RedSeal, Inc.	Application Software	Warrant for Series C-Prime Preferred Stock, exercise price $0.27318/share, expires 12/15/2027	12/15/2017	3,569,075	364,046	292,664	0.17%
SendtoNews Video, Inc.	Advertising	Warrant for Class B Non-Voting Stock, exercise price $0.67/share, expires 6/30/2027(3), (7)	6/30/2017	191,500	246,461	66,000	0.04
ShareThis Inc.	Data Processing & Outsourced Services	Warrant for Series D-3 Preferred Stock, exercise price $2.4320/ share, expires 12/3/2028	12/3/2018	371,030	1,548,052	1,580,000	0.94
See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments – (continued)
December 31, 2018

Portfolio Companies	Sub-Industry	Investment Description(1),(5),(6),(11),(13)	Acquisition Date	Principal/ Shares	Cost	Fair Value(2)	% of Net Assets
Non-control/non-affiliate investments (continued)
Warrants(8) (continued)
zSpace, Inc.	Technology Hardware, Storage & Peripherals	Warrant for Series E Preferred Stock, exercise price $0.90/share, expires 12/29/2027	12/29/2017	$1,896,966	$707,568	$671,526	0.40%
Total Warrants					15,013,511	15,247,210	9.10
Total non-control/non-affiliate investments					223,851,892	224,248,389	133.99
U.S. Treasury		U.S. Treasury Bill, 2.254%, due 1/3/2019(12)		$80,000,000	79,959,928	79,959,928	47.77
Total Investments					$303,811,820	$304,208,317	181.76%

(1)
Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates, as applicable. Unless otherwise indicated, all of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to the 3-Month London Interbank Offered Rate (“LIBOR”) or the U.S. Prime Rate. At December 31, 2018, the 3-Month LIBOR was 2.80% and the U.S. Prime Rate was 5.50%.

(2)
All investments in portfolio companies, which as of December 31, 2018 represented 133.99% of the Company’s net assets, are restricted as to resale and were valued at fair value as determined in good faith by the Company’s Board of Directors.

(3)
Investment is not a qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 0.04% of total investments at fair value as of December 31, 2018. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying assets until such time as it complies with the requirements of Section 55(a).

(4)
Represents a PIK security. If the interest rate goes above the cap of 12.00%, PIK interest will be accrued on the excess amount and paid at maturity.

(5)
All investments are valued using unobservable inputs, except the U.S. Treasury Bill which is valued using observable inputs.

(6)
All investments are domiciled in the United States, unless otherwise noted.

(7)
Investment is domiciled in Canada.

(8)
Investments are non-income producing.

(9)
As of June 29, 2018, the Mojix, Inc. (“Mojix”) loan and security agreement was amended to: (a) increase the LIBOR spread from 10.0% to 10.5%; (b) require existing shareholders to invest additional amounts of equity in Mojix;; and, (c) make certain adjustments to the length and timing of interest-only periods based on the accomplishment of performance milestones. In exchange, the Company has agreed to provide forbearance on certain covenant defaults and make available, upon certain additional equity investment by the shareholders, the remaining $2,000,000 under the original loan commitment. As of December 31, 2018, the Company has funded $1,000,000 in a third and fourth tranche in the amount of  $500,000 each.

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments – (continued)
December 31, 2018

(10)
In connection with the Amended and Restated Certificate of Incorporation dated September 4, 2018, each one warrant share of Series E Preferred Stock converted into one one-hundredth of a warrant share of Common Stock. The Company previously held 16,442,732 in warrants for Series E Preferred Stock which converted into 164,427 warrants for common stock.

(11)
Investments are held at Fair Value net of Unfunded Commitments. See Note 3 for additional detail.

(12)
A treasury bill with $80,000,000 of par value was purchased pursuant to a 4.90% reverse repurchase agreement with Goldman Sachs, dated December 26, 2018, due January 2, 2019, with a repurchase price of  $80,000,000 and collateralized by a 2.254% U.S. Treasury Bill due January 3, 2019 with a par value of  $80,000,000 and fair value of  $79,959,928.

(13)
Disclosures of end-of-term-payments (“ETP”) are one-time payments stated as a percentage of original principal amount.

(14)
On November 27, 2018, the Company entered into a Loan & Security Agreement whereby, upon attainment of certain financial milestones, Ouster may borrow up to $10,000,000 under the facility. As of December 31, 2018, Ouster had not met the conditions required to borrow any amount under the loan facility. Upon borrowing under the loan facility the Company will receive a Warrant to purchase up to $400,000, or 353,348 shares of Series A preferred stock of Ouster at an exercise price of  $11.3158 per share, with the number of shares calculated based on the amount of borrowings under the facility. In the event Ouster fails to meet required financial milestone for borrowing by March 31, 2019, the facility will terminate.

The following tables show the fair value of our portfolio of investments (excluding any U.S. Treasury Bills held) by geographic region and industry as of December 31, 2018:
	December 31, 2018
Geographic Region	Investments at Fair Value	Percentage of Net Assets
Western United States	$154,566,480	92.36%
Southeastern United States	24,487,720	14.63
Northeastern United States	22,358,524	13.36
South Central United States	15,939,397	9.52
Midwestern United States	6,830,268	4.08
Canada	66,000	0.04
Total	$224,248,389	133.99%

	December 31, 2018
Industry	Investments at Fair Value	Percentage of Net Assets
Application Software	$97,077,931	58.01%
Healthcare Technology	45,863,112	27.41
Data Processing & Outsourced Services	34,045,151	20.34
Technology Hardware, Storage & Peripherals	16,234,215	9.70
Specialized Consumer Services	15,939,397	9.52
Semiconductors	14,429,583	8.62
Education Services	593,000	0.35
Advertising	66,000	0.04
Total	$224,248,389	133.99%

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments
December 31, 2017
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(6),(9)	Acquisition Date	Principal/ Shares	Cost	Fair Value(2)	% of Net Assets
Non-control/non-affiliate investments
Senior Secured Term Loans
AllClear ID, Inc.	Specialized Consumer Services	LIBOR+10.75%, 12.25% floor, 5% ETP, due 8/31/2020	9/1/2017	$10,000,000	$9,068,668	$9,068,668	7.14%
Aspen Group Inc.	Education Services	Tranche I: LIBOR+10%, 10% floor, 3.25% ETP, due 7/25/2021(4)	7/25/2017	5,000,000	4,467,483	4,467,483	3.52
		Tranche II: LIBOR+10%, 10% floor, 3.25% ETP, due 7/25/2021(4)	12/4/2017	2,500,000	2,495,740	2,495,740	1.96
eSilicon Corporation	Semiconductors	LIBOR+10.5%, 11.5% floor, 5% ETP, due 7/15/2020	7/31/2017	10,000,000	9,555,024	9,555,024	7.52
Mojix, Inc.	Application Software	Tranche I: LIBOR+10%, 11% floor, 5% ETP, due 5/15/2021(4)	5/16/2017	6,000,000	5,802,549	5,802,549	4.57
		Tranche II: LIBOR+10%, 11% floor, 5% ETP, due 5/15/2021(4)	8/3/2017	2,000,000	1,948,989	1,948,989	1.53
Placecast, Inc.	Internet Software & Services	LIBOR+10.75%, 11.75% floor, 5% ETP, due 6/15/2020	6/21/2017	2,000,000	1,981,236	1,981,236	1.56
RedSeal, Inc.	Application Software	LIBOR+9.5%, 11% floor, 5.25% ETP, due 12/15/2020	12/15/2017	15,000,000	14,656,171	14,656,171	11.54
SendtoNews Video, Inc.	Advertising	Tranche I: LIBOR+11%, 11% floor, 4% ETP, due 6/30/2020(3),(7)	6/30/2017	3,500,000	3,305,812	3,305,812	2.60
		Tranche II; LIBOR+11%, 11% floor, 4% ETP, due 6/30/2020(3),(7)	10/4/2017	1,500,000	1,500,000	1,500,000	1.18
zSpace, Inc.	Application Software	LIBOR+10.5%, 12% floor, 5% ETP, due 12/29/2020	12/29/2017	10,000,000	9,196,084	9,196,084	7.24
Total Senior Secured Term Loans					$63,977,756	$63,977,756	50.36%
Warrants(8)
AllClear ID, Inc.	Specialized Consumer Services	Warrant for Common Stock, exercise price $0.01/share, expires 8/31/2027	9/1/2017	523,893	1,053,025	1,053,025	0.83%
Aspen Group Inc.	Education Services	Warrant for Common Stock, exercise price $6.87/share, expires 7/25/2022	7/252017	224,174	583,301	1,018,000	0.80
eSilicon Corporation	Semiconductors	Warrant for Series H Preferred Stock, exercise price $1.01/share, expires 7/31/2027	7/31/2017	1,485,149	543,564	543,564	0.43
Mojix, Inc.	Application Software	Warrants for Series E Preferred Stock, exercise price $0.1064/ share, expires 5/16/2027	5/16/2017	11,744,808	303,016	281,900	0.22
See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments
December 31, 2017

Portfolio Companies	Sub-Industry	Investment Description(1),(5),(6),(9)	Acquisition Date	Principal/ Shares	Cost	Fair Value(2)	% of Net Assets
Non-control/non-affiliate investments (continued)
Warrants(8) (continued)
Placecast, Inc.	Internet Software & Services	Warrant for Series C Preferred Stock, exercise price $1.5669/ share, expires 6/21/2027	6/21/2017	$127,643	$32,932	$31,400	0.02%
RedSeal, Inc.	Application Software	Warrant for Series C-Prime Preferred Stock, exercise price $0.27318/share, expires 12/15/2027	12/15/2017	3,569,075	364,046	364,046	0.29
SendtoNews Video, Inc.	Advertising	Warrant for Class B Non-Voting Stock, exercise price $0.67/share, expires 6/30/2027(3),(7)	6/30/2017	574,502	246,461	239,600	0.19
zSpace, Inc.	Application Software	Warrant for Series E Preferred Stock, exercise price $0.90/share, expires 12/29/2027	12/29/2017	1,896,966	707,568	707,568	0.56
Total Warrants					3,833,913	4,239,103	3.34
Total non-control/non-affiliate investments					67,811,669	68,216,859	53.70
U.S. Treasury		U.S. Treasury Bill, 0%, due 1/4/2018		$72,509,000	72,504,649	72,504,649	57.07
Total Investments					$140,316,318	$140,721,508	110.77%

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

(7)
Investment is domiciled in Canada.

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments
December 31, 2017

(8)
Investments are non-income producing.

(9)
Investments are held at Fair Value net of Unfunded Commitments. See Note 3 for additional detail.

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

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.
Notes to Financial Statements as of December 31, 2018
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
In October 2015, in connection with the Company’s formation, the Company issued and sold 1,667 shares of common stock to R. David Spreng, the President and Chief Executive Officer of the Company and Chairman of the Company’s Board of Directors, for an aggregate purchase price of  $25,000. The sale of shares of common stock was approved by the unanimous consent of the Company’s sole director at the time. In December 2016, the Company completed the initial closing of capital commitments in its first private offering of shares of common stock to investors (the “Initial Private Offering”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), and other applicable securities laws. The final closing of the Initial Private Offering occurred on December 1, 2017. As of December 31, 2018, in connection with the Initial Private Offering, the Company had total capital commitments of  $275,000,000 and had issued 10,664,004 shares of its common stock for a total purchase price of  $160,000,000. The Company has issued an additional 188,145 shares as part of the dividend reinvestment program. Refer to Note 6 for further detail.
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
Cash and cash equivalents
Cash represents deposits held at financial institutions while cash equivalents are highly liquid investments held at financial institutions with an original maturity of three months or less at the date of acquisition. At December 31, 2018, cash and cash equivalents balances totaling $2,527,474 exceeded Federal

RUNWAY GROWTH CREDIT FUND INC.
Notes to Financial Statements as of December 31, 2018

Deposit Insurance Corporation protection levels of  $250,000 by $2,277,474, subjecting the Company to risks related to the uninsured balance. Cash and cash equivalents are held at large, established, high credit-quality financial institutions, and management believes that risk of loss associated with any uninsured balance is remote.
Capital Contributions Receivable
Capital contributions receivable represents amounts received from investors subsequent to year-end, for contributions with an effective date before the year-end. As of December 31, 2018 and December 31, 2017, the Company had no capital contributions receivable.
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
Pursuant to a reverse repurchase agreement with Goldman Sachs, which expires on January 2, 2019, the Company purchased a U.S. Treasury Bill, due January 3, 2019. The fair value of the related collateral that the Company received for this agreement was $79,959,928 at December 31, 2018. At December 31, 2018, the repurchase liability is $79,560,129, which is reflected as Reverse Repurchase Agreement on the Statement of Assets and Liabilities. There is no amount at risk under the reverse repurchase agreement.

RUNWAY GROWTH CREDIT FUND INC.
Notes to Financial Statements as of December 31, 2018

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
Dividends are recorded on the ex-dividend date. Interest income, if any, adjusted for amortization of market premium and accretion of market discount, is recorded on an accrual basis to the extent that the Company expects to collect such amounts. Original issue discount, principally representing the estimated fair value of detachable equity or warrants obtained in conjunction with the Company’s debt investments, loan origination fees, end of term payments, and market discount or premium are capitalized and accreted or amortized into interest income over the life of the respective security using the effective interest method. Loan origination fees received in connection with the closing of investments are reported as unearned income, which is included as amortized cost of the investment; the unearned income from such fees is accreted into interest income over the contractual life of the loan based on the effective interest method. Upon prepayment of a loan or debt security, any prepayment penalties, unamortized loan origination fees, end of term payments and unamortized market discounts are recorded as interest income.
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

RUNWAY GROWTH CREDIT FUND INC.
Notes to Financial Statements as of December 31, 2018

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

•
The Audit Committee then reviews these preliminary valuations from RGC and the independent valuation firm, if any, and makes a recommendation to our Board of Directors regarding such valuations; and

•
The Company’s Board of Directors reviews the recommended preliminary valuations and determines the fair value of each investment in the Company’s portfolio, in good faith, based on the input of RGC, the independent valuation firm and the Audit Committee.

RUNWAY GROWTH CREDIT FUND INC.
Notes to Financial Statements as of December 31, 2018

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

RUNWAY GROWTH CREDIT FUND INC.
Notes to Financial Statements as of December 31, 2018

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

RUNWAY GROWTH CREDIT FUND INC.
Notes to Financial Statements as of December 31, 2018

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
Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. If we determine that our estimated current year taxable income will exceed our estimated dividend distributions for the current year from such income, we accrue excise tax on estimated excess taxable income as such taxable income is earned. For the years ended December 31, 2018, we recorded an expense of  $183,510 for U.S. federal excise tax, which is included in tax expense in the statement of operations.

RUNWAY GROWTH CREDIT FUND INC.
Notes to Financial Statements as of December 31, 2018

Differences between taxable income and net increase in net assets resulting from operations either can be temporary, meaning they will reverse in the future, or permanent. In accordance with Section 946-205-45-3 of the ASC, permanent tax differences are reclassified from accumulated undistributed earnings to paid-in-capital at the end of each year. These permanent book-to-tax differences are reclassified on the statements of changes in net assets to reflect their tax character but have no impact on total net assets. For the years ended December 31, 2018 and 2017, the Company reclassified for book purposes amounts arising from permanent book/tax differences related as follows:
	Year Ended December 31, 2018	Year Ended December 31, 2017
Additional paid-in capital	$(183,510)	$(1,800,846)
Accumulated undistributed earnings	183,510	1,800,846
For the year ended 2017 accumulated undistributed earnings consisted of  $1,865,194 of accumulated undistributed net investment loss and $(64,348) of accumulated undistributed net realized loss.
For federal income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended December 31, 2018 and 2017 was as follows:
	Year Ended December 31, 2018	Year Ended December 31, 2017
Ordinary income	$7,283,810	$—
Long-term capital gain	—	—
Return of capital	—	—
Certain shareholders who are deemed “Affected Investors” as a result of the Company not being a publicly traded Regulated Investment Company may have additional taxable income.
For federal income tax purposes, the tax cost of investments owned at December 31, 2018 and December 31, 2017 was $304,063,822 and $140,380,666, respectively. The net unrealized appreciation (depreciation) on investments owned at December 31, 2018 and December 31, 2017 was $277,495 and $340,842, respectively.
At December 31, 2018 and 2017, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Statements of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of organizational expenses and OID, as follows:
	December 31, 2018	December 31, 2017
Net increase in net assets resulting from operations	$11,757,516	$(1,436,295)
Net change in unrealized appreciation (depreciation) on investments	8,693	(405,251)
Other book to tax differences	347,516	40,700
Taxable income	12,113,725	(1,800,846)
Distributed during the year	7,283,810	—
Accumulated undistributed earnings on a tax basis	$4,829,915	$(1,800,846)
For the years ended December 31, 2018 and 2017, the Company had no net capital loss carryforwards.
The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in Consolidated Financial Statements. ASC 740 requires the evaluation of tax

RUNWAY GROWTH CREDIT FUND INC.
Notes to Financial Statements as of December 31, 2018

positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statements of Operations. There were no material uncertain income tax positions at December 31, 2018. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company remains subject to examination by the Internal Revenue Service for the first full tax year ending December 31, 2015 and all future years.
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
Per Share Information
Basic and diluted earnings/(loss) per common share is calculated using the weighted-average number of common shares outstanding for the period presented. For the years ended December 31, 2018, 2017 and 2016, basic and diluted earnings/(loss) per share were the same because there were no potentially dilutive securities outstanding. Per share data is based on the weighted-average shares outstanding.
Distributions
The Company generally intends to distribute, out of assets legally available for distribution, substantially all of its available earnings, on a quarterly basis, subject to the discretion of the Board of Directors. For the year ended December 31, 2018, the Company declared and paid dividends in the amount of  $7,283,810 of which $1,428,498 was distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s dividend reinvestment program. For the years ended December 31, 2017 and 2016, the Company did not declare or pay any dividends or distributions.
Organization and Offering Costs
Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services and other fees pertaining to our organization, all of which are expensed

RUNWAY GROWTH CREDIT FUND INC.
Notes to Financial Statements as of December 31, 2018

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
Offering costs related to new or follow on offerings will be accumulated and charged to additional paid in capital at the time of closing. As of December 31, 2018, we had accumulated and recorded $102,865 of deferred offering costs.
Recent Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, which changes the fair value measurement disclosure requirements of ASC 820. The key provisions include new, eliminated and modified disclosure requirements. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods therein. Early application is permitted. The Company is currently evaluating the impact the adoption of this new accounting standard will have on its financial statements, however the impact of the adoption is not expected to be material.
In August 2018, the SEC issued the Final Rule Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance. The final rule was effective on November 5, 2018. The Company adopted this rule, which did not have a material impact on its financial statements and to related disclosures, for the periods presented.
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

RUNWAY GROWTH CREDIT FUND INC.
Notes to Financial Statements as of December 31, 2018

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
At December 31, 2018, the Company had $41,250,000 in unfunded loan commitments to provide debt financing to its portfolio companies. The balance of unfunded commitments to extend financing as of December 31, 2018 was as follows:
Portfolio Company	Investment Type	December 31, 2018
Aginity, Inc.	Senior Secured Term Loan	$7,000,000
Aria Systems, Inc.	Senior Secured Term Loan	5,000,000
Drawbridge, Inc.	Senior Secured Term Loan	3,000,000
Dtex Systems, Inc.	Senior Secured Term Loan	7,000,000
Mobius Imaging, LLC	Senior Secured Term Loan	4,500,000
Mojix, Inc.	Senior Secured Term Loan	1,000,000
3DNA Corp.(dba NationBuilder, Inc.)	Senior Secured Term Loan	3,000,000
Ouster, Inc.	Senior Secured Term Loan	10,000,000
ShareThis, Inc.	Senior Secured Term Loan	750,000
Total unused commitments to extend financing		$41,250,000

RUNWAY GROWTH CREDIT FUND INC.
Notes to Financial Statements as of December 31, 2018

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

The Company’s management believes that its available cash balances and/or ability to drawdown capital from investors provides sufficient funds to cover its unfunded commitments as of December 31, 2018. The Company has evaluated the expected net future cash flows related to unfunded commitments and determined the fair value to be zero at December 31, 2018 and December 31, 2017.
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
Note 5 — Net Increase/(Decrease) in Net Assets Resulting from Operations per Common Share
The following information sets forth the computation of basic losses per common share for the years ended December 31, 2018, 2017 and 2016:
	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Net increase (decrease) in net assets resulting from operations	$11,757,516	$(1,436,295)	$(903,041)
Per Share Data(1):
Weighted-average shares outstanding for period
Basic	9,300,960	2,795,274	10,774
Diluted	9,300,960	2,795,274	10,774
Basic and diluted income (loss) per common share
Basic	$1.26	$(0.51)	$(83.82)
Diluted	$1.26	$(0.51)	$(83.82)

(1)
Per share data is based on average weighted shares outstanding.

RUNWAY GROWTH CREDIT FUND INC.
Notes to Financial Statements as of December 31, 2018

Note 6 — Net Assets
The Company has the authority to issue 100,000,000 shares of common stock, $0.01 par value per share. The common shares issued, the price per share and the proceeds raised, since inception, are detailed in the following table:
Issuance Date	Shares Issued	Price Per Share	Gross Proceeds
October 8, 2015	1,667	$15.00	$25,000
December 22, 2016	333,333	15.00	5,000,000
April 19, 2017	1,000,000	15.00	15,000,000
June 26, 2017	1,666,667	15.00	25,000,000
September 12, 2017	2,666,667	15.00	40,000,000
December 22, 2017	3,000,000	15.00	45,000,000
May 31, 2018(1)	70,563	14.82	1,045,570
August 31, 2018(1)	117,582	14.92	1,754,244
September 27, 2018	1,997,337	15.02	30,000,000
November 15, 2018(1)	202,779	15.07	3,055,498
Total	11,056,595		$165,880,312

(1)
Shares were issued as part of the dividend reinvestment program.

At December 31, 2018, the Company had total commitments of  $275,000,000, of which $115,000,000 remains undrawn.
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

RUNWAY GROWTH CREDIT FUND INC.
Notes to Financial Statements as of December 31, 2018

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

RUNWAY GROWTH CREDIT FUND INC.
Notes to Financial Statements as of December 31, 2018

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
RGC earned base management fees of  $4,812,500, $3,587,314 and $169,684 for the years ended December 31, 2018, 2017 and 2016, respectively. There were no excess fees paid during any of these years.
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

RUNWAY GROWTH CREDIT FUND INC.
Notes to Financial Statements as of December 31, 2018

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

RUNWAY GROWTH CREDIT FUND INC.
Notes to Financial Statements as of December 31, 2018

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
RGC earned incentive fees for the year ended December 31, 2018 of  $1,411,324, which was due to net investment income. $711,868 of the incentive fees for the year ended December 31, 2018 were earned, payable in cash, and included in accrued incentive fees in the statement of assets and liabilities as of December 31, 2018. $359,698 of the incentive fees for the year ended December 31, 2018 were accrued and deferred, and included in accrued incentive fees in the statement of assets and liabilities as of December 31, 2018. RGC earned no incentive fees for the years ended December 31, 2017 and 2016.
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

RUNWAY GROWTH CREDIT FUND INC.
Notes to Financial Statements as of December 31, 2018

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
The Company reimbursed the Administrator $614,405 during the year ended December 31, 2018. As of December 31, 2018, the Company had accrued a net payable to the Administrator of  $116,697. Of the total amount reimbursed to the Administrator, $380,064 was related to overhead allocation expense for the year ended December 31, 2018. The Company reimbursed the Administrator $1,009,680 during the year ended December 31, 2017. As of December 31, 2017, the Company had accrued a payable to the Administrator of  $11,954. Of the total amount reimbursed to the Administrator, $305,650 was related to overhead allocation expense for the year ended December 31, 2017. The Company reimbursed the Administrator $527,843 and accrued a payable of  $648,805 due to the Administrator for the year ended December 31, 2016, which includes amounts reimbursable to the Administrator for organizational and offering costs, professional fees and other expenses. Administration fees were $209,761, $125,000 and $5,774 for the years ended December 31, 2018, 2017 and 2016, respectively.
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

RUNWAY GROWTH CREDIT FUND INC.
Notes to Financial Statements as of December 31, 2018

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
The following tables present information about the Company’s assets measured at fair value as of December 31, 2018 and 2017, respectively:
	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Term Loans	$—	$—	$208,539,353	$208,539,353
Preferred Stock	—	—	461,826	461,826
Warrants	—	—	15,247,210	15,247,210
Total Portfolio Investments	—	—	224,248,389	224,248,389
U.S. Treasury Bill	79,959,928	—	—	79,959,928
Total Investments	$79,959,928	$—	$224,248,389	$304,208,317

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Term Loans	$—	$—	$63,977,756	$63,977,756
Warrants	—	—	4,239,103	4,239,103
Total Portfolio Investments	—	—	68,216,859	68,216,859
U.S. Treasury Bill	72,504,649	—	—	72,504,649
Total Investments	$72,504,649	$—	$68,216,859	$140,721,508

The Company recognizes transfers into and out of the levels indicated above at the end of the reporting period. There were no transfers into or out of the levels during the years ended December 31, 2018 and 2017.

RUNWAY GROWTH CREDIT FUND INC.
Notes to Financial Statements as of December 31, 2018

The following table presents a rollforward of Level 3 assets measured at fair value as of December 31, 2018:
	Preferred Stock	Senior Secured Term Loans	Warrants	Total
Fair value at December 31, 2017	$—	$63,977,756	$4,239,103	$68,216,859
Amortization of fixed income premiums or discounts	—	4,621,487	—	4,621,487
Purchases of investments(1)	250,000	157,577,521	11,212,530	169,040,051
Sales of investments(1)	—	(17,588,385)	(92,722)	(17,681,107)
Realized gain	—	—	59,792	59,792
Change in unrealized gain (loss)	211,826	(49,026)	(171,493)	(8,693)
Fair value at December 31, 2018	$461,826	$208,539,353	$15,247,210	$224,248,389
Change in unrealized gain (loss) on Level 3 investments still held as of December 31, 2018	$211,826	$(49,026)	$(194,141)	$(31,341)

(1)
Includes reorganizations and restructuring of investments.

The following table presents a rollforward of Level 3 assets measured at fair value as of December 31, 2017:
	Senior Secured Term Loans	Warrants	Total
Fair value at December 31, 2016	$—	$—	$—
Amortization of fixed income premiums or discounts	806,632	—	806,632
Purchases of investments	63,171,124	3,833,913	67,005,037
Sales of investments	—	—	—
Change in unrealized gain (loss)	—	405,190	405,190
Fair value at December 31, 2017	$63,977,756	$4,239,103	$68,216,859
Change in unrealized gain (loss) on Level 3 investments still held as of December 31, 2017	$—	$405,190	$405,190

RUNWAY GROWTH CREDIT FUND INC.
Notes to Financial Statements as of December 31, 2018

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2018.
Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Preferred Stock	$461,826	Recent private market and merger and acquisition transaction prices	N/A	N/A
Senior Secured Term Loans(1)	200,740,155	Discounted Cash Flow analysis	Discount rate	14.6% – 30.3% (18.4%)
		Market approach	Origination yield	13.8% – 26.0% (16.8%)
	7,799,198	PWERM	Discount rate	24.4% – 62.0% (40.3%)
Warrants(2)	13,667,210	Black-Scholes model	Risk-free interest rate	2.5% – 2.6% (2.5%)
			Average industry volatility	8.0% – 60.0% (25.2%)
			Estimated time to exit	0.5 years – 7.1 years (4.1 years)
	1,580,000	Monte Carlo simulation	Risk-free interest rate	2.5%
			Average industry volatility	13.0%
Total Level 3 Investments	$224,248,389

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2017.
Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Senior Secured Term Loans(1)	$42,475,947	Market approach	Origination yield	14.3% – 21.0% (17.2%)
	21,501,809	Income approach	Discount rate	14.8% – 19.4% (16.7%)
Warrants(2)	4,239,103	Black-Scholes model	Risk-free interest rate	1.3% – 2.3% (2.0%)
			Average industry volatility	20% – 70% (43%)
			Estimated time to exit	1.4 years – 5.8 years (4.3 years)
Total Level 3 Investments	$68,216,859

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

RUNWAY GROWTH CREDIT FUND INC.
Notes to Financial Statements as of December 31, 2018

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
Note 10 — Credit Facilities
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

RUNWAY GROWTH CREDIT FUND INC.
Notes to Financial Statements as of December 31, 2018

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
As of December 31, 2018, the Company had $59,500,000 outstanding under the Credit Facilities with maturities as follows:
Loan Facility	Date of Advance	Due Date	Amount	Rate
CIBC Bank USA Committed Loan Facility	10/22/2018	4/20/2019	$4,000,000	5.00%
CIBC Bank USA Committed Loan Facility	11/23/2018	5/22/2019	14,000,000	5.00%
CIBC Bank USA Committed Loan Facility	12/3/2018	6/1/2019	12,000,000	5.00%
CIBC Bank USA Demand Loan Facility	12/3/2018	6/1/2019	4,000,000	5.00%
CIBC Bank USA Demand Loan Facility	12/20/2018	6/18/2019	16,500,000	5.00%
CIBC Bank USA Demand Loan Facility	12/28/2018	6/26/2019	9,000,000	5.00%
			$59,500,000

RUNWAY GROWTH CREDIT FUND INC.
Notes to Financial Statements as of December 31, 2018

Note 11 — Financial Highlights
	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Per Share Data(1):
Net asset value at beginning of year	$14.66	$10.38	$15.00
Net investment income (loss)(2)	1.26	(0.66)	(83.81)
Realized gain (loss)	—	—	—
Change in unrealized appreciation (depreciation)	—	0.14	(0.01)
Issuance of common shares	—	—	79.20
Dividends	(0.77)	—	—
Accretion(3)	(0.01)	4.80	—
Net asset value at end of year	$15.14	$14.66	$10.38
Total return based on net asset value(4)	3.27%	41.23%	(30.80)%
Weighted-average shares outstanding for year, basic	9,300,960	2,795,274	10,774
Ratio/Supplemental Data:
Net assets at end of year	$167,369,395	$127,040,377	$3,476,672
Average net assets(5)	$141,046,177	$40,388,772	$151,520
Annualized ratio of net operating expenses to average net assets(6)	6.42%	12.46%	595.90%
Annualized ratio of net investment income (loss) to average net assets	8.30%	(4.56)%	(595.90)%

(1)
Financial highlights are based on weighted-average shares outstanding.

(2)
Return from investment operations was 8.59%, (6.36)% and (30.80)% for the years ended December 31, 2018, 2017 and 2016, respectively. Return from investment operations represents returns on net investment income (loss) from operations.

(3)
Return from accretion was (0.07)% and 46.24% for the years ended December 31, 2018 and 2017, respectively.

(4)
Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the year.

(5)
The annualized ratio of net investment income (loss) to average net assets was 8.30%, (4.56)% and (595.90)% for the years ended December 31, 2018, 2017 and 2016, respectively.

(6)
The annualized ratio of net operating expenses excluding management fees, to average net assets was 2.63%, 3.58% and 484.00% for the years ended December 31, 2018, 2017 and 2016, respectively.

RUNWAY GROWTH CREDIT FUND INC.
Notes to Financial Statements as of December 31, 2018

Note 12 — Selected Quarterly Financial Data (Unaudited)
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total investment income	$3,370,571	$4,409,042	$5,516,079	$7,460,362
Total operating expenses	1,690,847	1,760,814	2,411,145	3,186,831
Net investment income (loss)	1,679,724	2,648,228	3,104,934	4,273,531
Net realized gain on investments	59,792	—	—	—
Net change in unrealized appreciation (depreciation) on investments	(336,207)	(459,019)	493,648	292,885
Increase (decrease) in net assets resulting from operations	1,403,309	2,189,209	3,598,582	4,566,416
Increase (decrease) in net assets resulting from operations per share	$0.16	$0.25	$0.41	$0.45
Net asset value per share as of the end of the period	$14.82	$14.92	$15.07	$15.14
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Total investment income	$3,288	$128,093	$1,150,108	$1,908,350
Total operating expenses	885,750	1,368,402	1,315,204	1,462,029
Net investment income (loss)	(882,462)	(1,240,309)	(165,096)	446,322
Net change in unrealized appreciation (depreciation) on investments	164	1,733	(636)	403,990
Increase (decrease) in net assets resulting from operations	(882,298)	(1,238,576)	(165,733)	850,312
Increase (decrease) in net assets resulting from operations per share	$(2.63)	$(1.01)	$(0.05)	$0.14
Net asset value per share as of the end of the period	$7.74	$13.78	$14.32	$14.66
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Total investment income	$—	$—	$—	$—
Total operating expenses	—	—	—	902,980
Net investment income (loss)	—	—	—	(902,980)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(61)
Increase (decrease) in net assets resulting from operations	—	—	—	(903,041)
Increase (decrease) in net assets resulting from operations per share	$—	$—	$—	$(23.83)
Net asset value per share as of the end of the period	$—	$—	$—	$10.38

RUNWAY GROWTH CREDIT FUND INC.
Notes to Financial Statements as of December 31, 2018

Note 13 — Subsequent Events
Subsequent to December 31, 2018, through March 28, 2019, we funded the following transactions:
Date	Investment Name	Principal	Cost Allocated to Loan	Cost Allocated to Warrant
January 17, 2019	ShareThis, Inc.	$750,000	$750,000	$—
January 28, 2019	Mojix, Inc.	$1,000,000	$919,301	$80,699
February 28, 2019	zSpace, Inc.	$5,000,000	$4,588,472	$411,528
March 28, 2019	Ouster, Inc.	$10,000,000	*	*

*
The allocation of cost between the loan and the warrant is pending at this time.

On January 2, 2019, we delivered a capital drawdown notice to investors relating to the sale of 4,344,963.791 shares of our common stock, for an aggregate offering price of  $66,000,000. The sale closed on January 15, 2019.
On February 11, 2019, we funded an additional $5,000,000 senior secured term loan to zSpace, Inc. at a purchase price of  $4,950,000 and the warrant to purchase 1,896,966 shares purchased on December 29, 2017 was amended to provide for the purchase of  $1,707,269 of zSpace, Inc. Series E Preferred Stock at $0.90 per share or shares of a subsequent round stock at the lowest price at which shares are issued to investors.
On March 22, 2019, the Board of Directors declared a dividend in the amount of  $0.40 per share payable on March 26, 2019 to stockholders of record as of March 22, 2019.
On March 26, 2019, we, RGC and Peak Capital Limited (“Peak”) entered into a marketing and consulting agreement (the “Peak Agreement”), pursuant to which Peak was appointed to provide placement agent services on our behalf. We will pay Peak a placement fee with respect to each investor identified by Peak for which the Fund accepts a Subscription Agreement (the “Placement Fee”). The Placement Fee will consist of two parts, as follows: (i) the quarterly placement fee of 1% of the committed capital from such investors identified by Peak (payable in quarterly installments over a period of eight calendar quarters commencing on the fifteenth day of the first calendar quarter immediately following the date of the acceptance of the subscription from the applicable investor, but only for so long as the investor remains an investor in the Fund); and (ii) the as-drawn placement fee of 0.5% of the capital called from such investors identified by Peak at the applicable capital call (payable over eight calendar quarters commencing on the fifteenth day of the first quarter following any capital call of the Fund where capital is called from investors identified by Peak. Either party may terminate the Peak Agreement at any time upon ninety (90) days’ prior written notice.
On March 26, 2019, we, RGC and Pickwick Capital Partners, LLC (“Pickwick”) entered into a marketing and consulting agreement (the “Pickwick Agreement”), pursuant to which Pickwick was appointed to provide placement agent services on our behalf. The Fund will pay Pickwick a placement fee, with respect to each investor identified by Pickwick for which the Fund accepts a Subscription Agreement, of 1.5% of the committed capital from such investor (payable in quarterly installments over a period of eight calendar quarters, but only for so long as the investor remains an investor in the Fund). Either party may terminate the Pickwick Agreement at any time upon thirty (30) days’ prior written notice.

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer and Treasurer (Principal Financial Officer) and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its financial statements for external reporting purposes in accordance with U.S. GAAP.
The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2018 was effective.
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

PART III
Item 10.   Directors, Executive Officers and Corporate Governance
Information in response to this item is incorporated by reference from our 2019 Proxy Statement. The 2019 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal period covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.
We have adopted a Code of Business Conduct and Ethics for our employees and directors, including, specifically, our Chief Executive Officer, our Chief Financial Officer, and our other executive officers. Our Code of Business Conduct and Ethics satisfies the requirements for a “code of ethics” within the meaning of SEC rules. A copy of the Code of Business Conduct and Ethics is posted on our website at https://runwaygrowth.com/wp-content/uploads/2017/03/GSV-GC-Fund-SOX-Code-of-Ethics.pdf. We intend to disclose any changes in, or waivers from, the Code of Business Conduct and Ethics by posting such information on the same website or by filing a Form 8-K, in each case to the extent such disclosure is required by rules of the SEC or NASDAQ.
Item 11.   Executive Compensation
Information in response to this item is incorporated by reference from our 2019 Proxy Statement. The 2019 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal period covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this item is incorporated by reference from our 2019 Proxy Statement. The 2019 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal period covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.
Item 13.   Certain Relationships and Related Transactions, and Director Independence
Information in response to this item is incorporated by reference from our 2019 Proxy Statement. The 2019 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal period covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.
Item 14.   Principal Accountant Fees and Services
Information in response to this item is incorporated by reference from our 2019 Proxy Statement. The 2019 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal period covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

PART IV
Item 15.   Exhibits and Financial Statement Schedules
The following documents are filed or incorporated by reference as part of this annual report on Form 10-K:
(a)
Financial Statements

(1)
Financial Statements — Refer to Part II, Item 8 of this Form 10-K, which are incorporated herein by reference:

(1)
Financial Statement Schedules — None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

(2)
Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:
3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(2)
3.3	Amended and Restated Bylaws(2)
4.1	Form of Subscription Agreement(3)
9.1	Voting Proxy of OCM Growth Holdings, LLC in favor of Runway Growth Credit Fund Inc.(4)
10.1	Amended and Restated Investment Advisory Agreement between Runway Growth Credit Fund Inc. and Runway Growth Capital LLC, as the investment adviser(5)
10.2	Administration Agreement between Runway Growth Credit Fund Inc. and GSV Credit Service Company, LLC, as the administrator(1)
10.3	Stockholder Agreement between Runway Growth Credit Fund Inc. and OCM Growth Holdings, LLC(1)
10.4	Custody Agreement between Runway Growth Credit Fund Inc. and U.S. Bank National Association, as the custodian(1)
10.5	Dividend Reinvestment Plan(6)
10.6	Form of Indemnification Agreement(6)
10.7	Trademark License Agreement by and between Runway Growth Capital LLC and the Registrant(7)
10.8	Transfer Agent Agreement by and between American Stock Transfer & Trust Company, LLC and the Registrant(8)
10.9	Marketing and Consulting Agreement by and between Pickwick Capital Partners, LLC, Runway Growth Capital LLC and the Registrant*

10.10	Marketing and Consulting Agreement by and between Peak Capital Limited, Runway Growth Capital LLC and the Registrant*
11.1	Computation of Per Share Earnings (Included in the notes to the financial statements contained in this report)*
21.1	List of Subsidiaries — None
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

(8)
Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2018.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
RUNWAY GROWTH CREDIT FUND INC.
Date: March 28, 2019
By:
/s/ R. David Spreng

R. David Spreng
President, Chief Executive Officer and
Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Date: March 28, 2019	By: /s/ R. David Spreng R. David Spreng President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Date: March 28, 2019	By: /s/ Thomas B. Raterman Thomas B. Raterman Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)
Date: March 28, 2019	By: /s/ Gary Kovacs Gary Kovacs Director
Date: March 28, 2019	By: /s/ Brian Laibow Brian Laibow Director
Date: March 28, 2019	By: /s/ Julie Persily Julie Persily Director
Date: March 28, 2019	By: /s/ Lewis W. Solimene, Jr. Lewis W. Solimene, Jr. Director