Form 10-Q
period 2019-03-31
Runway Growth Credit Fund Inc.
filed 2019-05-09
CIK 1653384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

The issuer had 15,727,990 shares of common stock, $0.01 par value per share, outstanding as of May 9, 2019.

RUNWAY GROWTH CREDIT FUND INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RUNWAY GROWTH CREDIT FUND INC.

Statements of Assets and Liabilities

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Investments at fair value:
Non-control/non-affiliate investments at fair value (cost of $244,327,120 and $223,851,892, respectively)	$242,483,107	$224,248,389
Investment in U.S. Treasury Bills at fair value (cost of $69,943,733 and $79,959,928, respectively)	69,943,733	79,959,928
Total investments at fair value (cost of $314,270,853 and $303,811,820, respectively)	312,426,840	304,208,317
Cash and cash equivalents	3,001,410	2,527,474
Deferred offering costs	212,139	102,865
Accrued interest receivable	1,254,796	1,221,494
Deferred credit facility fees (net of accumulated amortization of $119,642 and $82,648, respectively)	106,548	129,759
Other accounts receivable	41,160	41,160
Prepaid expenses	87,510	120,064
Total assets	317,130,403	308,484,133

Liabilities
Payable for securities purchased	-	80,699
Deferred revenue	-	100,000
Reverse repurchase agreement	69,594,014	79,560,129
Credit facilities	6,750,000	59,500,000
Accrued incentive fees	2,241,066	1,071,566
Due to affiliate	77,176	116,697
Interest payable	1,849	163,981
Accrued expenses and other liabilities	481,845	388,666
Total liabilities	79,145,950	140,981,738

Commitments and contingencies (Note 3)

Net assets
Common stock, $0.01 par value; 100,000,000 shares authorized; 15,727,990 and 11,056,595 shares issued and outstanding, respectively	157,280	110,566
Additional paid-in capital	233,463,642	162,568,188
Accumulated undistributed earnings	4,363,531	4,690,641
Total net assets	$237,984,453	$167,369,395

Net asset value per share	$15.13	$15.14

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Investment income
From non-control/non-affiliate:
Interest income	$11,914,033	$3,028,381
PIK interest income	174,301	-
Other income	51,462	215,001
Interest income from U.S. Treasury Bills	-	39,340
Other income from non-investment sources	10,533	87,849
Total investment income	12,150,329	3,370,571

Operating expenses
Management fees	1,203,125	1,203,125
Incentive fees	1,881,369	-
Professional fees	210,248	128,557
Interest expense	155,578	21,634
Overhead allocation expense	199,739	118,114
Administration fee	181,574	57,145
Directors’ fees	52,000	49,500
General and administrative expenses	2,009	39,330
Insurance expense	25,071	23,970
Consulting fees	27,420	13,000
Other expenses	138,172	36,472
Total operating expenses	4,076,305	1,690,847
Net investment income	8,074,024	1,679,724

Realized and unrealized gain (loss) on investments
Realized gain on non-control/non-affiliate investments	-	59,792
Net change in unrealized appreciation (depreciation) on non-control/non-affiliate investments	(2,240,510)	(336,207)
Net realized and unrealized gain (loss) on investments	(2,240,510)	(276,415)

Net increase in net assets resulting from operations	$5,833,514	$1,403,309

Net increase in net assets resulting from operations per common share	$0.40	$0.16
Net investment income per common share	$0.55	$0.19
Weighted-average shares outstanding	14,751,065	8,668,334

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Statements of Changes in Net Assets

(Unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

Net increase (decrease) in net assets from operations
Net investment income	$8,074,024	$1,679,724
Realized gain on investments	-	59,792
Net change in unrealized appreciation (depreciation) on investments and U.S. Treasury Bills	(2,240,510)	(336,207)
Net increase in net assets resulting from operations	5,833,514	1,403,309

Distributions to shareholders from:
Dividends paid to shareholders	(6,160,624)	-
Total distributions to shareholders	(6,160,624)	-

Capital share transactions
Issuance of common stock	66,000,000	-
Issuance of common stock under dividend reinvestment plan	4,942,168	-
Net increase in net assets resulting from capital share transactions	70,942,168	-

Total increase in net assets	70,615,058	1,403,309

Net assets at beginning of period	167,369,395	127,040,377

Net assets at end of period	$237,984,453	$128,443,686

Capital share activity
Shares issued	4,671,395	-
Shares outstanding at beginning of period	11,056,595	8,668,334
Shares outstanding at end of period	15,727,990	8,668,334

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

Cash flows from operating activities
Net increase in net assets resulting from operations	$5,833,514	$1,403,309
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(34,649,818)	(4,945,923)
Purchase of U.S. Treasury Bills	(69,943,733)	(68,994,217)
Payment in-kind interest	(174,301)	-
Sale or maturity of investments	17,467,129	2,092,724
Sale or maturity of U.S. Treasury Bills	80,000,000	72,509,000
Realized gain on non-control/non-affiliate investments	-	(59,792)
Net change in unrealized (appreciation) depreciation on non-control/non-affiliate investments	2,240,510	336,207
Amortization of fixed income premiums or discounts	(3,158,310)	(756,300)
Amortization of deferred credit facility fees	36,993	-
Changes in operating assets and liabilities:
Accrued interest receivable	(33,302)	(82,747)
Other accounts receivable	-	(2,975)
Prepaid expenses	32,554	24,517
Payable for securities purchased	(80,699)	(2,801,003)
Deferred revenue	(100,000)	-
Accrued incentive fees	1,169,500	-
Due to portfolio company	-	(3,000,000)
Due to affiliate	(39,521)	30,044
Interest payable	(162,132)	-
Accrued expenses and other liabilities	93,179	2,310
Net cash used in operating activities	(1,468,437)	(4,244,846)

Cash flows from financing activities
Deferred offering costs	(109,274)	-
Deferred credit facility fees	(13,782)	-
Borrowings under credit facilities	6,750,000	-
Repayments under credit facilities	(59,500,000)	-
Proceeds from reverse purchase agreements	69,594,014	-
Repayment of reverse purchase agreements	(79,560,129)	-
Dividends paid to shareholders	(1,218,456)	-
Net cash received from common stock issued	66,000,000	-
Net cash provided by financing activities	2,051,647	-

Net increase (decrease) in cash	473,936	(4,244,846)
Cash and cash equivalents at beginning of period	2,527,474	8,141,670
Cash and cash equivalents at end of period	$3,001,410	$3,896,824

Supplemental and non-cash financing cash flow information:
Taxes paid	$2,490	$-
Interest paid	317,710	21,634
Non-cash dividend reinvestments	4,942,168	-

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited)

March 31, 2019

Portfolio Companies	Sub-Industry	Investment Description (1),(5),(6)	Acquisition Date	Principal	Cost	Fair Value (2)	% of Net Assets

Non-control/non-affiliate investments

Senior Secured Term Loans

Aginity, Inc.	Application Software	LIBOR+10.5% PIK, 11.5% floor, 5% ETP, due 5/25/2020 (15)	5/25/2018	$7,144,549	$6,877,335	$6,453,936	2.71%

Aria Systems, Inc.	Application Software	LIBOR+9.00%, 11.35% floor, 4% ETP, due 12/15/2021	6/29/2018	25,000,000	24,474,178	24,201,168	10.17

CareCloud Corporation	Healthcare Technology	Prime+7.00%, 11.75% floor, 3.5% ETP, due 6/15/2022 (16)	6/29/2018	25,000,000	24,670,455	24,095,661	10.12

Circadence Corporation	Application Software	LIBOR+9.5%, 12% floor, 5% ETP, due 6/20/2022	12/20/2018	18,000,000	14,619,913	14,619,913	6.14

Drawbridge, Inc.	Data Processing & Outsourced Services	LIBOR+9%, 11.25% floor, 4% ETP, due 10/22/2022	10/22/2018	15,000,000	14,534,873	14,534,873	6.11

Dtex Systems, Inc.	Application Software	LIBOR+9.5%, 11.5% floor, 11.5% cash cap, 4% ETP, due 11/15/2021	6/1/2018	8,000,000	7,983,544	7,795,495	3.27

eSilicon Corporation	Semiconductors	Tranche I: LIBOR+10.5%, 11.5% floor, 5% ETP, due 7/15/2020	7/31/2017	6,666,667	6,830,828	6,942,903	2.92
		Tranche II: LIBOR+10.5%, 11.5% floor, 5% ETP, due 7/15/2020	2/8/2018	4,583,333	4,678,353	4,773,246	2.01

Jibe, Inc.	Application Software	LIBOR+10%, 12.25% floor, 5% ETP, due 6/7/2022	6/7/2018	7,000,000	6.978,890	6,978,890	2.93

MingleHealth Care Solutions, Inc.	Healthcare Technology	LIBOR+9.5%, 11.75% floor, 4% ETP, due 8/15/2022	8/15/2018	6,000,000	5,588,477	5,588,477	2.35

Mobius Imaging, LLC	Healthcare Technology	LIBOR+9.25%, 11.00% floor, 4% ETP, due 10/15/2022	11/23/2018	15,500,000	13,719,264	13,719,264	5.76

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited) – (continued)

March 31, 2019

Portfolio Companies	Sub-Industry	Investment Description (5), (6)	Acquisition Date	Principal/ Shares	Cost	Fair Value (2)	% of Net Assets

Non-control/non-affiliate investments (continued)

Senior Secured Term Loans (continued)

Mojix, Inc.	Application Software	Tranche I: LIBOR+10.50%, 11.00% floor, 12.0% cash cap, 5% ETP, due 5/15/2021 (4), (9)	5/16/2017	$6,052,837	$5,629,907	$5,182,846	2.18%
		Tranche II: LIBOR+10.50%, 11.00% floor, 12.0% cash cap, 5% ETP, due 5/15/2021 (4), (9)	8/3/2017	2,017,613	1,882,913	1,727,616	0.73
		Tranche III: LIBOR+10.50%, 11.00% floor, 12.0% cash cap, 5% ETP, due 5/15/2021 (4), (9)	7/6/2018	503,894	474,391	431,468	0.18
		Tranche IV: LIBOR+10.50%, 11.00% floor, 12.0% cash cap, 5% ETP, due 5/15/2021 (4), (9)	9/5/2018	503,190	471,778	430,865	0.18
		Tranche V: LIBOR+10.50%, 11.00% floor, 12.0% cash cap, 5% ETP, due 5/15/2021 (4), (9)	1/28/2019	1,002,078	923,564	858,046	0.36

3DNA Corp.(dba NationBuilder)	Application Software	LIBOR+9.00%, 11.50% floor, 5% ETP, due 4/28/2022	12/28/2018	7,000,000	6,871,473	6,871,473	2.89

Ouster, Inc.	Technology Hardware, Storage & Peripherals	LIBOR+8.50%, 10.75% floor, 5.25% ETP, due 5/15/2021	11/27/2018	10,000,000	9,826,120	9,826,120	4.13

RealWear, Inc.	Technology Hardware, Storage & Peripherals	Tranche I: LIBOR+9.50%, 10.85% floor, 5% ETP, due 10/5/2021	10/5/2018	5,000,000	4,896,342	4,896,342	2.06
		Tranche II; LIBOR+9.50%, 10.85% floor, 5% ETP, due 10/5/2021	12/28/2018	1,000,000	973,955	973,955	0.41
		Tranche III: Prime + 5.5%, revolving note due 5/1/2019 (14)	3/29/2019	2,500,000	2,495,896	2,495,899	1.05

RedSeal, Inc.	Application Software	LIBOR+9.50%, 11.00% floor, 5.25% ETP, due 12/15/2020	12/15/2017	15,000,000	15,236,911	16,521,565	6.94

Scale Computing, Inc.	Technology Hardware, Storage & Peripherals	LIBOR+9.25%, 11.75% floor, 4.5% ETP, due 9/15/2022	3/29/2019	15,000,000	14,506,672	14,506,672	6.10

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited) – (continued)

March 31, 2019

Portfolio Companies	Sub-Industry	Investment Description (5), (6)	Acquisition Date	Principal/ Shares	Cost	Fair Value (2)	% of Net Assets

Non-control/non-affiliate investments (continued)

Senior Secured Term Loans (continued)

ShareThis, Inc.	Data Processing & Outsourced Services	Tranche I: LIBOR+9.25%, 11.65% floor, 4% ETP, due 5/15/2022	12/3/2018	$19,250,000	$17,781,661	$17,839,067	7.50%
		Tranche II: LIBOR+9.25%, 11.65% floor, 4% ETP, due 5/15/2022	1/17/2019	750,000	752,434	695,028	0.29

zSpace, Inc.	Technology Hardware, Storage & Peripherals	Tranche I: LIBOR+10.50%, 12.00% floor, 5% ETP, due 12/29/2020	12/29/2017	10,000,000	9,798,231	9,598,483	4.03
		Tranche II: LIBOR+10.50%, 12.00% floor, 5% ETP, due 12/29/2020	2/11/2019	5,000,000	4,599,822	4,799,242	2.02
Total Senior Secured Term Loans					$228,078,180	$227,358,513	95.54%

Preferred Stock

Aria Systems, Inc.	Application Software	Series G Preferred Stock	7/10/2018	289,419	$250,000	$461,826	0.19%

Warrants (8)

Aginity, Inc.	Application Software	Warrant for Series A Preferred Stock, exercise price $1.949/share, expires 5/25/2028	5/25/2018	359,158	$167,727	$-	0.00%

Aginity, Inc.	Application Software	Warrant for Series A-1 Preferred Stock, exercise price $0.01/share, expires 2/25/2029	2/25/2019	205,234	151,873	151,873	0.06

AllClear ID, Inc.	Education Services	Warrant for Common Stock, exercise price $0.01/share, expires 9/1/2027	9/1/2017	870,514	1,749,733	1,193,475	0.50

Aria Systems, Inc.	Application Software	Warrant for Series G-Preferred Stock, exercise price $0.8638/share, expires 6/29/2028	6/29/2018	2,170,641	770,578	1,797,291	0.76

Aspen Group Inc.	Education Services	Warrant for Common Stock, exercise price $6.87/share, expires 7/25/2022	7/25/2017	224,174	583,301	352,000	0.15

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited) – (continued)

March 31, 2019

Portfolio Companies	Sub-Industry	Investment Description (5), (6)	Acquisition Date	Principal/ Shares	Cost	Fair Value (2)	% of Net Assets

Non-control/non-affiliate investments (continued)

Warrants (8) (continued)

CareCloud Corporation	Healthcare Technology	Warrant for Series C Preferred Stock, exercise price $1.2035/share, expires 6/19/2025 (16)	6/19/2018	1,557,956	$394,163	$261,737	0.11%

Circadence Corp.	Application Software	Warrant for Series A-5 Preferred Stock, exercise price $1.08/share, expires 12/20/2028	12/20/2018	1,666,667	3,630,000	3,630,000	1.53

Drawbridge, Inc.	Data Processing & Outsourced Services	Warrant for Series C Preferred Stock, exercise price $2.2595/share, expires 10/22/2028	10/22/2018	663,864	406,285	395,663	0.17

Dtex Systems, Inc.	Application Software	Warrant for Series C Preferred Stock, exercise price $0.600/share, expires 6/1/2025	6/1/2018	500,000	59,000	57,000	0.02

eSilicon Corporation	Semiconductors	Warrant for Series H Preferred Stock, exercise price $1.01/share, expires 7/31/2027	7/31/2017	1,485,149	543,564	1,091,584	0.46

Jibe, Inc.	Application Software	Warrant for Series C Preferred Stock, exercise price $2.265/share, expires 6/7/2028	6/7/2018	247,242	40,795	34,630	0.01

MingleHealth Care Solutions, Inc.	Healthcare Technology	Warrant for Series AA Preferred Stock, exercise price $0.24/share, expires 8/15/2028	8/15/2018	1,625,000	492,375	386,750	0.16

Mobius Imaging, LLC	Healthcare Technology	Warrant for next round security exercise price $136/share, expires 11/23/2028	11/23/2018	7,123	1,820,000	1,820,000	0.77

Mojix, Inc.	Application Software	Warrant for Common Stock exercise price $10.64/share, expires 5/16/2027(9),(10)	5/16/2017	164,427	417,645	-	0.00
		Warrant for Series 1 Preferred Stock exercise price $0.28/share, expires 12/20/2028(9),(10)	12/20/2018	7,176,973	806,991	455,532	0.19

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited) – (continued)

March 31, 2019

Portfolio Companies	Sub-Industry	Investment Description (5), (6)	Acquisition Date	Principal/ Shares	Cost	Fair Value (2)	% of Net Assets

Non-control/non-affiliate investments (continued)

Warrants (8) (continued)

3DNA Corp. (dba NationBuilder)	Application Software	Warrant for Series C-1 Preferred Stock exercise price $1.4643/share, expires 12/28/2028	12/28/2018	273,164	$104,138	$102,062	0.04%

Ouster, Inc.	Technology Hardware, Storage & Peripherals	Warrant for Series A Preferred Stock, exercise price $11.3158/share, expires 11/27/2028	3/28/2019	35,349	76,212	76,112	0.03

Realwear, Inc.	Technology Hardware, Storage & Peripherals	Warrant for Series A Preferred Stock, exercise price $4.4464/share, expires 10/5/2028	10/5/2018	112,451	135,841	146,322	0.06
		Warrant for Series A Preferred Stock, exercise price $4.4464/share, expires 12/28/2028	12/28/2018	22,491	25,248	29,266	0.01

RedSeal, Inc.	Application Software	Warrant for Series C-Prime Preferred Stock, exercise price $0.27318/share, expires 12/15/2027	12/15/2017	3,569,075	364,046	-	0.00

SendtoNews Video, Inc.	Advertising	Warrant for Class B Non-Voting Stock, exercise price $0.67/share, expires 6/30/2027 (3) (7)	6/30/2017	191,500	246,461	66,000	0.03

Scale Computing, Inc.	Technology Hardware, Storage & Peripherals	Warrant for Series F-1 Preferred Stock exercise price $0.8031/share, expires 3/29/2029	3/29/2019	2,147,926	345,816	345,816	0.15

ShareThis, Inc.	Data Processing & Outsourced Services	Warrant for Series D-3 Preferred Stock, exercise price $2.4320/share, expires 12/3/2028	12/3/2018	371,030	1,548,052	1,580,000	0.66

zSpace, Inc.	Technology Hardware, Storage & Peripherals	Warrant for Series E Preferred Stock, exercise price $0.90/share, expires 12/29/2027	12/29/2017	1,896,966	707,568	278,127	0.12
		Warrant for Series E Preferred Stock, exercise price $0.90/share, expires 2/11/2029	2/11/2019	2,806,830	411,528	411,528	0.17
Total Warrants					15,998,940	14,662,768	6.16

Total non-control/non-affiliate investments					244,327,120	242,483,107	101.89

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited) – (continued)

March 31, 2019

Portfolio Companies	Sub-Industry	Investment Description (5), (6)	Acquisition Date	Principal/ Shares	Cost	Fair Value (2)	% of Net Assets

Non-control/non-affiliate investments (continued)

U.S. Treasury		U.S. Treasury Bill, 2.42%, due 4/9/2019(12)		$60,000,000	$59,951,771	$59,951,771	25.19%
		U.S. Treasury Bill, 2.36%, due 4/9/2019(12)		10,000,000	9,991,962	9,991,962	4.20
					69,943,733	69,943,733	29,.39

Total Investments					$314,270,853	$312,426,840	131.28%

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited) – (continued)

March 31, 2019

(1)	Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates, as applicable. Unless otherwise indicated, all of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to the 3-Month London Interbank Offered Rate (“LIBOR”) or the U.S. Prime Rate. At March 31, 2019, the 3-Month LIBOR was 2.60% and the U.S. Prime Rate was 5.50%.

(2)	All investments in portfolio companies, which as of March 31, 2019 represented 101.89% of the Company’s net assets, are restricted as to resale and were valued at fair value as determined in good faith by the Company’s Board of Directors.

(3)	Investment is not a qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 0.02% of total investments at fair value as of March 31, 2019. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying assets until such time as it complies with the requirements of Section 55(a).

(4)	Represents a PIK security. If the interest rate goes above the cap of 12.00%, PIK interest will be accrued on the excess amount and paid at maturity.

(5)	All investments are valued using unobservable inputs, except the U.S. Treasury Bill which is valued using observable inputs.

(6)	All investments are domiciled in the United States, unless otherwise noted.

(7)	Investment is domiciled in Canada.

(8)	Investments are non-income producing.

(9)	As of June 29, 2018, the Mojix, Inc. (“Mojix”) loan and security agreement was amended to: (a) increase the LIBOR spread from 10.0% to 10.5%; (b) require existing shareholders to invest additional amounts of equity in Mojix;; and, (c) make certain adjustments to the length and timing of interest-only periods based on the accomplishment of performance milestones. In exchange, the Company has agreed to provide forbearance on certain covenant defaults and make available, upon certain additional equity investment by the shareholders, the remaining $2,000,000 under the original loan commitment. As of March 31, 2019, the Company has funded $1,000,000 in a third and fourth tranche in the amount of $500,000 each along with a fifth tranche in the amount of $1,000,000.

(10)	In connection with the Amended and Restated Certificate of Incorporation dated September 4, 2018, each one warrant share of Series E Preferred Stock converted into one one-hundredth of a warrant share of Common Stock. The Company previously held 16,442,732 in warrants for Series E Preferred Stock which converted into 164,427 warrants for common stock.

(11)	Investments are held at Fair Value net of the Fair Value of Unfunded Commitments. See Note 3 for additional detail.

(12)	Treasury bills with $70,000,000 in aggregate of par value were purchased pursuant to a 4.00% reverse repurchase agreement with Goldman Sachs, dated March 28, 2019, due April 4, 2019, with a repurchase price of $70,000,000 and collateralized by a 2.42% U.S. Treasury Bill due April 9, 2019 with a par value of $60,000,000 and fair value of $59,951,771 and a 2.36% U.S. Treasury Bill due April 9, 2019 with a par value of $10,000,000 and fair value of $9,991,962.

(13)	Disclosures of end-of-term-payments (“ETP”) are one-time payments stated as a percentage of original principal amount.

(14)	As of March 31, 2019, the RealWear secured revolving promissory note agreement was in the amount of $3,000,000, of which $2,500,000 was funded as of and for the three months ended March 31, 2019. The remaining $500,000 was funded on April 3, 2019.

(15)	As of February 25, 2019, the Aginity, Inc. loan and security agreement was amended to: (a) increase LIBOR spread from 9.5% to 10.5%; (b) modify the maturity date from May 25, 2022 to May 25, 2020; and, (c) modify all accrued interest to be added to the principle amount of the term loan as PIK and be payable on the maturity date.

(16)	As of April 17, 2019, the CareCloud Corporation warrant to purchase preferred stock was amended to change the warrant entitlement of the Company from Series C Preferred Stock to Series A-1 Preferred Stock at 2,262,579 shares at an exercise price of $0.08287.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited) – (continued)

March 31, 2019

The following tables show the fair value of our portfolio of investments (excluding any U.S. Treasury Bills held) by geographic region and industry as of March 31, 2019:

	March 31, 2019
Geographic Region	Investments at Fair Value	Percentage of Net Assets

Western United States	$172,855,154	72.63%
Southeastern United States	24,357,398	10.23
Northeastern United States	22,552,783	9.48
Midwestern United States	21,458,297	9.02
South Central United States	1,193,475	0.50
Canada	66,000	0.03
Total	$242,483,107	101.89%

	March 31, 2019
Industry	Investments at Fair Value	Percentage of Net Assets

Application Software	$98,763,494	41.50%
Healthcare Technology	45,871,889	19.27
Data Processing & Outsourced Services	35,044,631	14.73
Technology Hardware, Storage & Peripherals	33,531,397	14.09
System Software	14,852,488	6.24
Semiconductors	12,807,733	5.38
Specialized Consumer Services	1,193,475	0.50
Education Services	352,000	0.15
Advertising	66,000	0.03
Total	$242,483,107	101.89%

See notes to financial statements

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments

December 31, 2018

Portfolio Companies	Sub-Industry	Investment Description (1),(5),(6)	Acquisition Date	Principal	Cost	Fair Value (2)	% of Net Assets

Non-control/non-affiliate investments

Senior Secured Term Loans

Aginity, Inc.	Application Software	LIBOR+9.5%, 11.5% floor, 5% ETP, due 5/25/2022	5/25/2018	$7,000,000	$6,795,581	$6,675,922	3.99%

AllClear ID, Inc.	Specialized Consumer Services	Tranche I: LIBOR+10.75%, 12.25% floor, 5% ETP, due 8/15/2021	9/1/2017	10,000,000	9,545,594	9,841,798	5.88
		Tranche II: LIBOR+8.50%, 10% floor, 5% ETP, due 8/15/2021	10/17/2018	5,000,000	4,342,367	4,920,899	2.94%

Aria Systems, Inc.	Application Software	LIBOR+9.00%, 11.35% floor, 4% ETP, due 12/15/2021	6/29/2018	25,000,000	24,305,208	24,212,998	14.46

CareCloud Corporation	Healthcare Technology	Prime+7.00%, 11.75% floor, 3.5% ETP, due 6/15/2022	6/29/2018	25,000,000	24,570,129	24,123,158	14.41

Circadence Corporation	Application Software	LIBOR+9.5%, 12% floor, 5% ETP, due 6/20/2022	12/20/2018	18,000,000	14,239,085	14,239,085	8.51

Drawbridge, Inc.	Data Processing & Outsourced Services	LIBOR+9%, 11.25% floor, 4% ETP, due 10/22/2022	10/22/2018	15,000,000	14,467,708	14,467,708	8.64

Dtex Systems, Inc.	Application Software	LIBOR+9.5%, 11.5% floor, 11.5% cash cap, 4% ETP, due 11/15/2021	6/1/2018	8,000,000	7,938,983	7,887,407	4.71

eSilicon Corporation	Semiconductors	Tranche I: LIBOR+10.5%, 11.5% floor, 5% ETP, due 7/15/2020	7/31/2017	7,916,667	7,976,198	8,227,697	4.92
		Tranche II: LIBOR+10.5%, 11.5% floor, 5% ETP, due 7/15/2020	2/8/2018	5,000,000	5,063,065	5,196,440	3.10

Jibe, Inc.	Application Software	LIBOR+10%, 12.25% floor, 5% ETP, due 6/7/2022	6/7/2018	7,000,000	6,951,535	6,951,535	4.15

MingleHealth Care Solutions, Inc.	Healthcare Technology	LIBOR+9.5%, 11.75% floor, 4% ETP, due 8/15/2022	8/15/2018	6,000,000	5,532,093	5,532,093	3.31

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (continued)

December 31, 2018

Portfolio Companies	Sub-Industry	Investment Description (5), (6)	Acquisition Date	Principal/ Shares	Cost	Fair Value (2)	% of Net Assets

Non-control/non-affiliate investments (continued)

Senior Secured Term Loans (continued)

Mobius Imaging, LLC	Healthcare Technology	LIBOR+9.25%, 11.00% floor, 4% ETP, due 10/15/2022	11/23/2018	$15,500,000	$13,551,386	$13,551,386	8.10%

Mojix, Inc.	Application Software	Tranche I: LIBOR+10.50%, 11.00% floor, 12.0% cash cap, 5% ETP, due 5/15/2021 (4), (9)	5/16/2017	6,034,383	5,514,492	5,200,452	3.11
		Tranche II: LIBOR+10.50%, 11.00% floor, 12.0% cash cap, 5% ETP, due 5/15/2021 (4), (9)	8/3/2017	2,011,462	1,845,251	1,733,484	1.04
		Tranche III: LIBOR+10.50%, 11.00% floor, 12.0% cash cap, 5% ETP, due 5/15/2021 (4), (9)	7/6/2018	502,357	465,516	432,933	0.26
		Tranche IV: LIBOR+10.50%, 11.00% floor, 12.0% cash cap, 5% ETP, due 5/15/2021 (4), (9)	9/5/2018	501,656	462,652	432,329	0.26

3DNA Corp.(dba NationBuilder)	Application Software	LIBOR+9.00%, 11.50% floor, 5% ETP, due 4/28/2022	12/28/2018	7,000,000	6,827,787	6,827,787	4.08

Ouster, Inc.	Technology Hardware, Storage & Peripherals	LIBOR+8.50%, 10.75% floor, 5.25% ETP, due 5/15/2012(14)	11/27/2018	10,000,000	-	-	-

RealWear, Inc.	Technology Hardware, Storage & Peripherals	Tranche I: LIBOR+9.50%, 10.85% floor, 5% ETP, due 10/5/2021	10/5/2018	5,000,000	4,854,551	4,832,563	2.89
		Tranche II; LIBOR+9.50%, 10.85% floor, 5% ETP, due 10/5/2021	12/28/2018	1,000,000	965,139	966,513	0.58

RedSeal, Inc.	Application Software	LIBOR+9.50%, 11.00% floor, 5.25% ETP, due 12/15/2020	12/15/2017	15,000,000	15,123,353	15,123,353	9.04

ShareThis, Inc.	Data Processing & Outsourced Services	LIBOR+9.25%, 11.65% floor, 4% ETP, due 5/15/2022	12/3/2018	19,250,000	17,568,105	17,567,923	10.50

zSpace, Inc.	Technology Hardware, Storage & Peripherals	LIBOR+10.50%, 12.00% floor, 5% ETP, due 12/29/2020	12/29/2017	10,000,000	9,682,603	9,593,890	5.73

Total Senior Secured Term Loans					$208,588,381	$208,539,353	124.61%

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (continued)

December 31, 2018

Portfolio Companies	Sub-Industry	Investment Description (5), (6)	Acquisition Date	Principal/ Shares	Cost	Fair Value (2)	% of Net Assets

Non-control/non-affiliate investments (continued)

Preferred Stock

Aria Systems, Inc.	Application Software	Series G Preferred Stock	7/10/2018	289,419	$250,000	$461,826	0.28%

Warrants (8)

Aginity, Inc.	Application Software	Warrant for Series A Preferred Stock, exercise price $1.949/share, expires 5/25/2028	5/25/2018	359,158	167,727	154,346	0.09

AllClear ID, Inc.	Education Services	Warrant for Common Stock, exercise price $0.01/share, expires 9/1/2027	9/1/2017	870,514	1,749,733	1,176,700	0.70

Aria Systems, Inc.	Application Software	Warrant for Series G-Preferred Stock, exercise price $0.8638/share, expires 6/29/2028	6/29/2018	2,170,641	770,578	1,827,680	1.09

Aspen Group Inc.	Education Services	Warrant for Common Stock, exercise price $6.87/share, expires 7/25/2022	7/25/2017	224,174	583,301	593,000	0.35

CareCloud Corporation	Healthcare Technology	Warrant for Series C Preferred Stock, exercise price $1.2035/share, expires 6/19/2025	6/19/2018	1,557,956	394,163	364,562	0.22

Circadence Corp.	Application Software	Warrant for Series A-5 Preferred Stock, exercise price $1.08/share, expires 12/20/2028	12/20/2018	1,666,667	3,630,000	3,630,000	2.18

Drawbridge, Inc.	Data Processing & Outsourced Services	Warrant for Series C Preferred Stock, exercise price $2.2595/share, expires 10/22/2028	10/22/2018	663,864	406,285	429,520	0.26

Dtex Systems, Inc.	Application Software	Warrant for Series C Preferred Stock, exercise price $0.600/share, expires 6/1/2025	6/1/2018	500,000	59,000	56,000	0.03

eSilicon Corporation	Semiconductors	Warrant for Series H Preferred Stock, exercise price $1.01/share, expires 7/31/2027	7/31/2017	1,485,149	543,564	1,005,446	0.60

Jibe, Inc.	Application Software	Warrant for Series C Preferred Stock, exercise price $2.265/share, expires 6/7/2028	6/7/2018	247,242	40,795	35,603	0.02

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments

December 31, 2018 – (continued)

Portfolio Companies	Sub-Industry	Investment Description (5), (6)	Acquisition Date	Principal/ Shares	Cost	Fair Value (2)	% of Net Assets

Non-control/non-affiliate investments (continued)

Warrants (8) (continued)

MingleHealth Care Solutions, Inc.	Healthcare Technology	Warrant for Series AA Preferred Stock, exercise price $0.24/share, expires 8/15/2028	8/15/2018	1,625,000	$492,375	$471,913	0.28%

Mobius Imaging, LLC	Healthcare Technology	Warrant for next round security exercise price $136/share, expires 11/23/2028	11/23/2018	7,123	1,820,000	1,820,000	1.09

Mojix, Inc.	Application Software	Warrant for Common Stock exercise price $10.64/share, expires 5/16/2027(9),(10)	5/16/2017	164,427	417,645	-	0.00
		Warrant for Series 1 Preferred Stock exercise price $0.28/share, expires 12/20/2028(9),(10)	12/20/2018	7,176,973	806,991	798,389	0.48

3DNA Corp. (dba NationBuilder)	Application Software	Warrant for Series C-1 Preferred Stock exercise price $1.4643/share, expires 12/28/2028	12/28/2018	273,164	104,138	104,138	0.06

Ouster, Inc.	Technology Hardware, Storage & Peripherals	Warrant for Series A Preferred Stock, exercise price $11.3158/share, expires 11/27/2028(14)

Realwear, Inc.	Technology Hardware, Storage & Peripherals	Warrant for Series A Preferred Stock, exercise price $4.4464/share, expires 10/5/2028	10/5/2018	112,451	135,841	141,435	0.08
		Warrant for Series A Preferred Stock, exercise price $4.4464/share, expires 12/28/2028	12/28/2018	22,491	25,248	28,288	0.02

RedSeal, Inc.	Application Software	Warrant for Series C-Prime Preferred Stock, exercise price $0.27318/share, expires 12/15/2027	12/15/2017	3,569,075	364,046	292,664	0.17

SendtoNews Video, Inc.	Advertising	Warrant for Class B Non-Voting Stock, exercise price $0.67/share, expires 6/30/2027 (3) (7)	6/30/2017	191,500	246,461	66,000	0.04

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments

December 31, 2018 – (continued)

Portfolio Companies	Sub-Industry	Investment Description (5), (6)	Acquisition Date	Principal/ Shares	Cost	Fair Value (2)	% of Net Assets

Non-control/non-affiliate investments (continued)

Warrants (8) (continued)

ShareThis, Inc.	Data Processing & Outsourced Services	Warrant for Series D-3 Preferred Stock, exercise price $2.4320/share, expires 12/3/2028	12/3/2018	371,030	$1,548,052	$1,580,000	0.94%

zSpace, Inc.	Technology Hardware, Storage & Peripherals	Warrant for Series E Preferred Stock, exercise price $0.90/share, expires 12/29/2027	12/29/2017	1,896,966	707,568	671,526	0.40
Total Warrants					15,013,511	15,247,210	9,10

Total non-control/non-affiliate investments					223,851,892	224,248,389	133.99

U.S. Treasury		U.S. Treasury Bill, 2.254%, due 1/3/2019(12)		$80,000,000	79,959,928	79,959,928	47.77

Total Investments					$303,811,820	$304,208,317	181.76%

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments

December 31, 2018 – (continued)

(1)	Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates, as applicable. Unless otherwise indicated, all of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to the 3-Month London Interbank Offered Rate (“LIBOR”) or the U.S. Prime Rate. At December 31, 2018, the 3-Month LIBOR was 2.80% and the U.S. Prime Rate was 5.50%.

(2)	All investments in portfolio companies, which as of December 31, 2018 represented 133.99% of the Company’s net assets, are restricted as to resale and were valued at fair value as determined in good faith by the Company’s Board of Directors.

(3)	Investment is not a qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 0.04% of total investments at fair value as of December 31, 2018. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying assets until such time as it complies with the requirements of Section 55(a).

(4)	Represents a PIK security. If the interest rate goes above the cap of 12.00%, PIK interest will be accrued on the excess amount and paid at maturity.

(5)	All investments are valued using unobservable inputs, except the U.S. Treasury Bill which is valued using observable inputs.

(6)	All investments are domiciled in the United States, unless otherwise noted.

(7)	Investment is domiciled in Canada.

(8)	Investments are non-income producing.

(9)	As of June 29, 2018, the Mojix, Inc. (“Mojix”) loan and security agreement was amended to: (a) increase the LIBOR spread from 10.0% to 10.5%; (b) require existing shareholders to invest additional amounts of equity in Mojix; and, (c) make certain adjustments to the length and timing of interest-only periods based on the accomplishment of performance milestones. In exchange, the Company has agreed to provide forbearance on certain covenant defaults and make available, upon certain additional equity investment by the shareholders, the remaining $2,000,000 under the original loan commitment. As of December 31, 2018, the Company has funded $1,000,000 in a third and fourth tranche in the amount of $500,000 each.

(10)	In connection with the Amended and Restated Certificate of Incorporation dated September 4, 2018, each one warrant share of Series E Preferred Stock converted into one one-hundredth of a warrant share of Common Stock. The Company previously held 16,442,732 in warrants for Series E Preferred Stock which converted into 164,427 warrants for common stock.

(11)	Investments are held at Fair Value net of the Fair Value of Unfunded Commitments. See Note 3 for additional detail.

(12)	A treasury bill with $80,000,000 of par value was purchased pursuant to a 4.90% reverse repurchase agreement with Goldman Sachs, dated December 26, 2018, due January 2, 2019, with a repurchase price of $80,000,000 and collateralized by a 2.254% U.S. Treasury Bill due January 3, 2019 with a par value of $80,000,000 and fair value of $79,959,928.

(13)	Disclosures of end-of-term-payments (“ETP”) are one-time payments stated as a percentage of original principal amount.

(14)	On November 27, 2018, the Company entered into a Loan & Security Agreement whereby, upon attainment of certain financial milestones Ouster may borrow up to $10,000,000 under the facility. As of December 31, 2018, Ouster had not met the conditions required to borrow any amount under the loan facility. Upon borrowing under the loan facility the Company will receive a Warrant to purchase up to $400,000, or 353,348 shares of Series A preferred stock of Ouster at an exercise price of $11.3158 per share, with the number of shares calculated based on the amount of borrowings under the facility. In the event Ouster fails to meet required financial milestone for borrowing by March 31, 2019, the facility will terminate.

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

The Company was formed primarily to lend to, and selectively invest in, small, fast-growing companies in the United States. The Company’s investment objective is to maximize its total return to its stockholders primarily through current income on its loan portfolio, and secondarily through capital appreciation on its warrants and other equity positions. The Company’s investment activities are managed by its external investment adviser, Runway Growth Capital LLC (“RGC”). Runway Administrator Services LLC (the “Administrator ) is a wholly owned subsidiary of RGC and provides administrative services necessary for the Company to operate.

In October 2015, in connection with the Company’s formation, the Company issued and sold 1,667 shares of common stock to R. David Spreng, the President and Chief Executive Officer of the Company and Chairman of the Company’s Board of Directors, for an aggregate purchase price of $25,000. The sale of shares of common stock was approved by the unanimous consent of the Company’s sole director at the time. In December 2016, the Company completed the initial closing of capital commitments in its first private offering of shares of common stock to investors (the “Initial Private Offering”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), and other applicable securities laws. The final closing of the Initial Private Offering occurred on December 1, 2017. As of March 31, 2019, in connection with the Initial Private Offering, the Company had total capital commitments of $275,000,000 and had issued 15,010,635 shares of its common stock for a total purchase price of $226,000,000. The Company has issued an additional 717,355 shares as part of the dividend reinvestment plan. Refer to Note 6 for further detail.

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

In the opinion of management, all adjustments, all of which were of a normal recurring nature, considered necessary for the fair presentation of financial statements for the interim period have been included. The results of operations for the current interim period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2019. The interim unaudited financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2018.

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

Cash and cash equivalents

Cash represents deposits held at financial institutions while cash equivalents are highly liquid investments held at financial institutions with an original maturity of three months or less at the date of acquisition. At times, the Company’s cash and cash equivalents exceed federally insured limits, subjecting the Company to risks related to the uninsured balance. Cash and cash equivalents are held at large, established, high credit-quality financial institutions, and management believes that risk of loss associated with any uninsured balance is remote.

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

Pursuant to a reverse repurchase agreement with Goldman Sachs, which expired on April 4, 2019, the Company purchased a U.S. Treasury Bill, due April 9, 2019. The value of the related collateral that the Company received for this agreement was $69,943,733 at March 31, 2019. Pursuant to a reverse repurchase agreement with Goldman Sachs which expired on January 2, 2019, the Company purchased a U.S. Treasury Bill, due January 3, 2019. The value of the related collateral that the Company received for this agreement was $79,959,928 at December 31, 2018. At March 31, 2019 and December 31, 2018, the repurchase liability is $69,594,014 and $79,560,129, respectively, which is reflected as Reverse Repurchase Agreement on the Statement of Assets and Liabilities.

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

Dividends are recorded on the ex-dividend date. Interest income, if any, adjusted for amortization of market premium and accretion of market discount, is recorded on an accrual basis to the extent that the Company expects to collect such amounts. Original issue discount, principally representing the estimated fair value of detachable equity or warrants obtained in conjunction with the Company’s debt investments, loan origination fees, end of term payments, and market discount or premium are capitalized and accreted or amortized into interest income over the life of the respective security using the effective interest method. Loan origination fees received in connection with the closing of investments are reported as unearned income, which is included as amortized cost of the investment; the unearned income from such fees is accreted into interest income over the contractual life of the loan based on the effective interest method. Upon prepayment of a loan or debt security, any prepayment penalties, unamortized loan origination fees, end-of-term payments, and unamortized market discounts are recorded as interest income.

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

Per Share Information

Basic and diluted earnings per common share is calculated using the weighted-average number of common shares outstanding for the period presented. For the three months ended March 31, 2019 and 2018, basic and diluted earnings per share were the same because there were no potentially dilutive securities outstanding. Per share data is based on the weighted-average shares outstanding.

Distributions

The Company generally intends to distribute, out of assets legally available for distribution, substantially all of its available earnings, on a quarterly basis, subject to the discretion of the Board of Directors. For the three months ended March 31, 2019, the Company declared and paid dividends in the amount of $6,160,624 of which $1,218,456 was distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s dividend reinvestment plan. For the year ended December 31, 2018, the Company declared and paid dividends in the amount of $7,283,810 of which $1,428,498 was distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s dividend reinvestment plan.

Organization and Offering Costs

Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services and other fees pertaining to our organization, all of which are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s private placement memorandum and other offering documents, including travel-related expenses related to the Initial Private Offering. Pursuant to the investment advisory agreement between the Company and RGC, as subsequently amended and restated (the “Amended Advisory Agreement”), the Company and RGC agreed that organization and offering costs incurred in connection with the Initial Private Offering would be borne by the Company up to a maximum amount of $1,000,000, provided that the amount of such costs in excess of $1,000,000 would be paid by RGC. As of December 31, 2016, the Company had already incurred the maximum amount of $1,000,000 in organization and offering costs incurred in connection with the Initial Private Offering. As a result, for year ended December 31, 2018, the Company did not incur any organization or offering expenses.

Offering costs related to new or follow on offerings will be accumulated and charged to additional paid in capital at the time of closing. As of March 31, 2019 and December 31, 2018, respectively, we had accumulated and recorded $212,139 and $102,865 of deferred offering costs.

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

At March 31, 2019, the Company had $23,000,000 in unfunded loan commitments to provide debt financing to its portfolio companies. The balance of unfunded commitments to extend financing as of March 31, 2019 was as follows:

Portfolio Company	Investment Type	March 31, 2019

Aria Systems, Inc.	Senior Secured Term Loan	5,000,000
Drawbridge, Inc.	Senior Secured Term Loan	3,000,000
Dtex Systems, Inc.	Senior Secured Term Loan	7,000,000
Mobius Imaging, LLC	Senior Secured Term Loan	4,500,000
RealWear, Inc.	Senior Secured Promissory Note	500,000
3DNA Corp. (dba NationBuilder, Inc.)	Senior Secured Term Loan	3,000,000
Total unused commitments to extend financing		$23,000,000

At December 31, 2018, the Company had $41,250,000 in unfunded loan commitments.

The Company’s management believes that its available cash balances and/or ability to drawdown capital from investors provides sufficient funds to cover its unfunded commitments as of March 31, 2019. The Company has evaluated the expected net future cash flows related to unfunded commitments and determined the fair value to be zero as of each of March 31, 2019 and December 31, 2018.

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

Note 5 – Net Increase in Net Assets Resulting from Operations per Common Share

The following information sets forth the computation of basic income/losses per common share for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net increase in net assets resulting from operations	$5,833,514	$1,403,309
Per Share Data (1):
Weighted-average shares outstanding for period
Basic	14,751,065	8,668,334
Diluted	14,751,065	8,668,334
Basic and diluted income per common share
Basic	$0.40	$0.16
Diluted	$0.40	$0.16

(1)	Per share data is based on average weighted shares outstanding.

Note 6 – Net Assets

The Company has the authority to issue 100,000,000 shares of common stock, $0.01 par value per share. The common shares issued, the price per share and the proceeds raised, since inception, are detailed in the following table:

Issuance Date	Shares Issued	Price Per Share	Gross Proceeds
October 8, 2015	1,667	$15.00	$25,000
December 22, 2016	333,333	15.00	5,000,000
April 19, 2017	1,000,000	15.00	15,000,000
June 26, 2017	1,666,667	15.00	25,000,000
September 12, 2017	2,666,667	15.00	40,000,000
December 22, 2017	3,000,000	15.00	45,000,000
May 31, 2018 (1)	70,563	14.82	1,045,570
August 31, 2018 (1)	117,582	14.92	1,754,244
September 27, 2018	1,997,337	15.02	30,000,000
November 15, 2018(1)	202,779	15.07	3,055,498
January 14, 2019	4,344,964	15.19	66,000,000
March 26, 2019(1)	326,431	15.14	4,942,168
Total	15,727,990		$236,822,480

(1)	Shares were issued as part of the dividend reinvestment plan.

At each of March 31, 2019 and December 31, 2018, the Company had total commitments of $275,000,000 of which $49,000,000 and $115,000,000, respectively, was undrawn.

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

RGC earned base management fees of $1,203,125 and $1,203,125 for the three months ended March 31, 2019 and 2018, respectively.

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

RGC earned incentive fee of $1,881,369 for the three months ended March 31, 2019 and no incentive fee for the three months ended March 31, 2018. $1,562,821 of the incentive fees for the three months ended March 31, 2019 were earned, payable in cash, and included in accrued incentive fees in the statement of assets and liabilities as of March 31, 2019. $318,548 of the incentive fees for the three months ended March 31, 2019 were accrued and deferred, and included in accrued incentive fees in the statement of assets and liabilities as of March 31, 2019.

The capital gains incentive fee consists of fees related to realized gains, realized capital losses and unrealized capital depreciation. With respect to the incentive fee expense accrual related to the capital gains incentive fee, U.S. GAAP requires that the capital gains invective fee accrual consider the cumulative aggregate unrealized appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized appreciation were realized even though such unrealized appreciation is not permitted to be considered in calculating the fee actually payable under the Amended Advisory Agreement. As of each of March 31, 2019 and December 31, 2018, there was no capital gains incentive fee accrued, earned or payable to RGC under the Amended Advisory Agreement.

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

The Company reimbursed the Administrator $318,154 and $133,225 during the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, the Company had accrued a payable to the Administrator of $103,094. Of the total amount reimbursed and accrued during the three months ended March 31, 2019, $175,725 was related to overhead allocation expense. As of March 31, 2018, the Company accrued a payable to the Administrator of $41,998. Of the total amount reimbursed and accrued during the three months ended March 31, 2018, $118,114 was related to overhead allocation expense. The Company reimbursed the Administrator $614,405 during the year ended December 31, 2018 and accrued a payable of $116,697 due to the Administrator as of December 31, 2018. Administration fees were $181,574 and $57,145 for the three months ended March 31, 2019 and 2018, respectively.

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

The following tables present information about the Company’s assets measured at fair value as of March 31, 2019 and December 31, 2018, respectively:

	As of March 31, 2019 (Unaudited)
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Term Loans	$-	$-	$227,358,513	$227,358,513
Preferred Stock	-	-	461,826	461,826
Warrants	-	-	14,662,768	14,662,768
Total Portfolio Investments	-	-	242,483,107	242,483,107
U.S. Treasury Bill	69,943,733	-	-	69,943,733
Total Investments	$69,943,733	$-	$242,483,107	$312,426,840

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Term Loans	$-	$-	$208,539,353	$208,539,353
Preferred Stock	-	-	461,826	461,826
Warrants	-	-	15,247,210	15,247,210
Total Portfolio Investments	-	-	224,248,389	224,248,389
U.S. Treasury Bill	79,959,928	-	-	79,959,928
Total Investments	$79,959,928	$-	$224,348,389	$304,208,317

The Company recognizes transfers into and out of the levels indicated above at the end of the reporting period. There were no transfers into or out of the levels during the period ended March 31, 2019 and the year ended December 31, 2018.

The following table presents a rollforward of Level 3 assets measured at fair value as of March 31, 2019:

	Preferred Stock	Senior Secured Term Loans	Warrants	Total
Fair value at December 31, 2018	$461,826	$208,539,353	$15,247,210	$224,248,389
Amortization of fixed income premiums or discounts	-	3,118,238	-	3,118,238
Purchases of investments (1)	-	33,746,337	1,077,782	34,824,119
Sales of investments (1)	-	(17,374,776)	(92,353)	(17,467,129)
Realized gain	-	-	-	-
Change in unrealized gain (loss)	-	(670,639)	(1,569,871)	(2,240,510)
Fair value at March 31, 2019	$461,826	$227,358,513	$14,662,768	$242,483,107
Change in unrealized gain (loss) on Level 3 investments still held as of March 31, 2019	$-	$(92,109)	$(1,122,860)	$(1,214,969)

The following table presents a rollforward of Level 3 assets measured at fair value as of March 31, 2018:

	Preferred Stock	Senior Secured Term Loans	Warrants	Total
Fair value at December 31, 2017	$-	$63,977,756	$4,239,103	$68,216,859
Amortization of fixed income premiums or discounts	-	742,138	-	742,138
Purchases of investments	-	4,945,923	-	4,945,923
Sales of investments	-	(2,000,000)	(92,724)	(2,092,724)
Reorganizations	-	(67,650)	67,650	-
Realized gain	-	-	59,792	59,792
Change in unrealized gain (loss)	-	-	(336,207)	(336,207)
Fair value at March 31, 2018	$-	$67,598,167	$3,937,614	$71,535,781
Change in unrealized gain (loss) on Level 3 investments still held as of March 31, 2018	$-	$-	$(336,207)	$(336,207)

The following table provides quantitative information regarding Level 3 fair value measurements as of March 31, 2019.

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Preferred Stock	$461,826	Recent private market and merger and acquisition transaction prices	N/A	N/A

Senior Secured Term Loans (1)	212,273,736	Discounted Cash Flow analysis	Discount rate	13.4%-30.2% (18.6%)
	15,084,777	Market approach PWERM	Origination yield	13.4%-26.0% (16.3%)
Warrants (2)	14,662,768	Black-Scholes model	Risk-free interest rate	2.2%-2.5% (2.1%)
			Average industry volatility	9.0%-60.0% (31.9%)
			Estimated time to exit	1.0 years-5.3 years (3.3 years)

Total Level 3 Investments	$242,483,107

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2018.

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Preferred Stock	$461,826	Recent private market and merger and acquisition transaction prices	N/A	N/A

Senior Secured Term Loans (1)	200,740,155	Discounted Cash Flow analysis	Discount rate	14.6%-30.3% (18.4%)
	7,799,198	Market approach PWERM	Origination yield	13.8%-26.0% (16.8%)
Warrants (2)	13,667,210	Black-Scholes model	Risk-free interest rate	2.5%-2.6% (2.5%)
			Average industry volatility	8.0%-60.0% (25.2%)
			Estimated time to exit	0.5 years-7.1 years (4.1 years)
	1,580,000	Monte Carlo simulation	Risk-free interest rate	2.5%
			Average industry volatility	13.0%
Total Level 3 Investments	$224,248,389

(1)	The significant unobservable inputs used in the fair value measurement of the Company’s debt securities are origination yields and discount rates. The origination yield is defined as the initial market price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The discount rate is related to company-specific characteristics such as underlying investment performance, projected cash flows, and other characteristics of the investment. Significant increases (decreases) in the inputs in isolation may result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment.

(2)	The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are inputs used in the Black Scholes option pricing model (“OPM”) which include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.

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

 The current maximum principal amount of available borrowings under each of the Uncommitted Facility and the Committed Facility is $30 million (for a combined maximum principal amount under the Credit Facilities of $60 million), subject in each case to availability under the borrowing base, which is based on unused capital commitments. Borrowings under the Credit Facilities bear interest, at the Company’s election at the time of drawdown, at a rate per annum equal to (i) in the case of LIBOR rate loans, the LIBOR rate for the applicable interest period plus 2.50% or (ii) in the case of prime rate loans, CIBC’s prime commercial rate at the time of the borrowing minus 0.50%. For the three months ended March 31, 2019, the weighted average outstanding debt balance and weighted average effective interest rate under the Credit Facilities was $6,750,000 and 5.00%, respectively.

The Credit Facilities mature on September 19, 2019; however, CIBC may terminate the Uncommitted Facility, and call any loans thereunder, at any time on demand. The Company has twenty (20) business days to honor any such demand for payment under the Uncommitted Facility (unless the Company is in payment default or certain bankruptcy or liquidation events that constitute events of default occur, in which case immediate repayment is required). Loans made under the Credit Facilities must also be repaid in full on the earlier of (i) one hundred and eighty (180) days following the funding date of the loan for the first two loans, (ii) the maturity date under the Credit Facilities of September 19, 2019, (iii) the occurrence of certain bankruptcy and liquidation events that constitute events of default under the Credit Facilities, and (iv) CIBC’s demand for payment after the occurrence of any other events of default.

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

As of March 31, 2019, the Company had $6,750,000 outstanding under the Credit Facilities with maturities as follows:

Loan Facility	Date of Advance	Due Date	Amount	Rate
CIBC Bank USA Demand Loan Facility	3/29/2019	9/19/2019	$6,750,000	5.00%
			$6,750,000

As of December 31, 2018, the Company had $59,500,000 outstanding under the Credit Facilities with maturities as follows:

Loan Facility	Date of Advance	Due Date	Amount	Rate
CIBC Bank USA Committed Loan Facility	10/22/2018	4/20/2019	$4,000,000	5.00%
CIBC Bank USA Committed Loan Facility	11/23/2018	5/22/2019	14,000,000	5.00%
CIBC Bank USA Committed Loan Facility	12/3/2018	6/1/2019	12,000,000	5.00%
CIBC Bank USA Demand Loan Facility	12/3/2018	6/1/2019	4,000,000	5.00%
CIBC Bank USA Demand Loan Facility	12/20/2018	6/18/2019	16,500,000	5.00%
CIBC Bank USA Demand Loan Facility	12/28/2018	6/26/2019	9,000,000	5.00%
			$59,500,000

Note 11 – Financial Highlights

	Three Months Ended March 31, 2019 (Unaudited)	Three Months Ended March 31, 2018 (Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$15.14	$14.66
Net investment income 3)	0.55	0.19
Realized gain (loss)	-	0.01
Change in unrealized appreciation (depreciation)	(0.15)	(0.04)
Issuance of common shares	-	-
Dividends	(0.42)	-
Accretion (4)	0.01	-
Net asset value at end of period	$15.13	$14.82
Total return based on net asset value (2)	(0.05)%	1.09%
Weighted-average shares outstanding for period, basic	14,751,065	8,668,334
Ratio/Supplemental Data:
Net assets at end of period	$237,984,453	$128,443,686
Average net assets (5)	$227,733,008	$129,396,813
Annualized ratio of net operating expenses to average net assets (6)	7.26%	5.30%
Annualized ratio of net increase (decrease) in net assets resulting from operations to average net assets	10.39%	4.40%

(1)	Financial highlights are based on weighted-average shares outstanding.
(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.
(3)	Return from investment operations was 3.63% and 1.30% for the three months ended March 31, 2019 and 2018, respectively. Return from investment operations represents returns on net investment income from operations.
(4)	Return from accretion was 0.08% and 0.00% for the three months ended March 31, 2019 and 2018, respectively.
(5)	The annualized ratio of net investment income to average net assets was 14.38% and 5.26% for the three months ended March 31, 2019 and 2018, respectively.
(6)	The annualized ratio of net operating expenses excluding management and incentive fees, to average net assets was 1.49% and 1.46% for the three months ended March 31, 2019 and 2018, respectively.

Note 12 - Subsequent Events

On April 9, 2019 RedSeal, Inc. experienced a liquidity event and the loan and all outstanding fees and interest were repaid, and the associated warrant expired.

On May 2, 2019, the Company’s Board of Directors declared a dividend in the amount of $0.45 per share payable on May 21, 2019 to stockholders of record as of May 7, 2019.

On May 2, 2019, the Company's Board of Directors declared a dividend payable on July 8, 2019 to shareholders of record on May 31, 2019. The per share amount of the dividend will be calculated based on taxable ordinary income and taxable short and long term capital gain for the five months ended May 31, 2019, less prior distributions of taxable income for 2019, divided by the number of shares outstanding as of the record date.

On May 4, 2019 the Company made an investment in Echo360, Inc. a Virginia-based education technology company, funding $15,500,000 of a $17,000,000 senior secured loan commitment.

On May 7, 2019 the Company had a partial exit on zSpace, Inc. which prepaid all outstanding loans to the Company along with all associated fees and accrued interest. The Company continues to hold warrants in zSpace, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

 This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors, and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	such an economic downturn could disproportionately impact the companies that we intend to target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies;

•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly to the extent that we use leverage as part of our investment strategy;

•	currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the ability of our portfolio companies to achieve their objectives;

•	competition with other entities and our affiliates for investment opportunities;

•	the speculative and illiquid nature of our investments;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the loss of key personnel;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of our external investment adviser, RGC, to locate suitable investments for us and to monitor and administer our investments;

•	the ability of RGC to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a RIC under Subchapter M of the Code, and as a BDC;

•	the occurrence of a disaster, such as a cyber-attack against us or against a third party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster-recovery systems, or consequential employee error;

•	the effect of legal, tax and regulatory changes; and

•	the other risks, uncertainties and other factors we identify under “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2018 and in our other filings with the Securities and Exchange Commission (the “SEC”).

Although we believe the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this quarterly report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” in in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2018.

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

We commenced investment activities in portfolio securities during the quarter ended June 30, 2017, and we commenced investment activities in U.S. Treasury Bills during the quarter ended December 31, 2016. In October 2015, in connection with our formation, we issued and sold 1,667 shares of our common stock to R. David Spreng, our President, Chief Executive Officer and Chairman of our Board of Directors, for an aggregate purchase price of $25,000. In December 2016, we completed the initial closing of capital commitments in the Initial Private Offering, in connection with which we called capital and issued 333,333 shares of our common stock to investors for an aggregate purchase price of $5,000,000. The final closing of the Initial Private Offering occurred on December 1, 2017. As of March 31, 2019, in connection with the Initial Private Offering, the Company had total capital commitments of $275,000,000 and had issued 15,010,635 shares of our common stock to stockholders for a total purchase price of $266,000,000. The Company has issued an additional 717,355 shares as part of the dividend reinvestment plan.

Portfolio Composition and Investment Activity

Portfolio Composition

At March 31, 2019, we had investments in twenty-one portfolio companies and held one U.S. Treasury Bill. At December 31, 2018, we had investments in twenty portfolio companies and held one U.S. Treasury Bill. The following table shows the fair value of our investments, by asset class, as of March 31, 2019 and December 31, 2018:

	March 31, 2019 (Unaudited)			December 31, 2018
Investments	Cost	Fair Value	Percentage of Total Portfolio	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
Senior Secured Term Loans	$228,078,182	$227,358,513	72.8%	$208,588,381	$208,539,353	68.5%
Preferred Stock	250,000	461,826	0.1	250,000	461,826	0.2
Warrants	15,998,941	14,662,768	4.7	15,013,511	15,247,210	5.0
Total Portfolio Investments	244,327,123	242,483,107	77.6	223,851,892	224,381,389	73.7

U.S. Treasury Bill	69,943,733	69,943,733	22.4	79,959,928	79,959,928	26.3
Total Investments	$314,270,856	$312,426,840	100.0%	$303,811,820	$304,208,317	100.0%

Investment Activity

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments as well as repayments and sales of existing investments. Our primary investment activity for the three months ended March 31, 2019 was as follows:

•	On January 17, 2019, the Company funded a $750,000 senior secured term loan (Tranche II) to ShareThis Inc. for a purchase price of $750,000.

•	On January 28, 2019, the Company funded a $1,000,000 senior secured term loan (Tranche V) to Mojix, Inc. for a cost of $990,000. An amount of $80,699 was allocated to Tranche V’s cost, which was previously held as an other liability regarding the Company’s receipt of 7,182,145 Series 1 Preferred Warrants on December 20, 2018.

•	On February 11, 2019, the Company funded a $5,000,000 senior secured term loan (Tranche II) to zSpace, Inc. and purchased a warrant to purchase 2,806,830 shares of Series E Preferred Stock for a total cost of $4,950,000.

•	On February 25, 2019, the Company received 205,234 Series A-1 Preferred Warrants with a cost of $244,228, which was allocated to Aginity, Inc.’s original tranche.

•	On March 13, 2019, the AllClear ID, Inc. senior secured loans were prepaid and we were compensated for our shares of the billings present value for total proceeds of $17,232,886.

•	On March 28, 2019, the Company funded a $10,000,000 senior secured term loan to Ouster, Inc. and purchased a warrant to purchase 35,349 shares of Series A Preferred Stock for a total cost of $9,900,000.

•	On March 29, 2019, the Company funded a $15,000,000 senior secured term loan to Scale Computing, Inc. and purchased a warrant to purchase 2,147,926 shares of Series F-1 Preferred Stock for a total cost of $14,850,000.

•	On March 29, 2019, the Company funded a $2,500,000 senior secured revolving promissory note to RealWear, Inc. for a total cost of $2,495,500.

Portfolio Reconciliation

The following is a reconciliation of our investment portfolio, including U.S. Treasury Bills, for the three months ended March 31, 2019 and year ended December 31, 2018.

	Three Months Ended March 31, 2019 (unaudited)	Year Ended December 31, 2018
Beginning Investment Portfolio	$304,208,317	$140,721,508
Purchase of Investments	34,824,119	4,945,923
Purchase of U.S. Treasury Bills	69,943,733	68,994,217
Amortization of Fixed Income Premiums and Discounts	3,158,310	756,300
Portfolio Investments Repaid	(15,799,462)	(2,092,724)
Sales and Maturities of Investments	(1,667,667)	-
Sales and Maturities of U.S. Treasury Bills	(80,000,000)	(72,509,000)
Realized gain on Investments	-	59,792
Net Change in Unrealized Appreciation (Depreciation) on Investments	(2,240,510)	(336,207)
Net Change in Unrealized Appreciation (Depreciation) on U.S. Treasury Bills	-	-
Ending Investment Portfolio	$312,426,840	$140,539,809

Asset Quality

In addition to various risk management and monitoring tools, RGC uses an investment rating system to characterize and monitor the quality of our debt investment portfolio. Equity securities and Treasury Bills are not graded. This debt investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

Investment Rating	Rating Definition

1	Performing above plan and/or strong enterprise profile, value, financial performance/coverage. Maintaining full covenant and payment compliance as agreed.
2	Performing at or reasonably close to plan. Acceptable business prospects, enterprise value, financial coverage. Maintaining key covenant and payment compliance as agreed. All new loans are initially graded Category 2.
3	Performing below plan of record. Potential elements of concern over performance, trends and business outlook. Loan-to-value remains adequate. Potential key covenant non-compliance. Full payment compliance.
4	Performing materially below plan. Non-compliant with material financial covenants. Payment default/deferral could result without corrective action. Requires close monitoring. Business prospects, enterprise value and collateral coverage declining. These investments may be in workout, and there is a possibility of loss of return but no loss of principal is expected
5	Going concern nature in question. Substantial decline in enterprise value and all coverages. Covenant and payment default imminent if not currently present. Investments are nearly always in workout. May experience partial and/or full loss.

The following table shows the investment rankings of our debt investments at fair value as of March 31, 2019 and December 31, 2018.

	As of March 31, 2019 (Unaudited)			As of December 31, 2018
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$-	0.0%	-	$14,762,697	4.9%	1
2	141,783,686	45.4%	12	107,685,007	35.4%	9
3	76,943,985	24.6%	5	78,292,451	25.7%	6
4	8,630,842	2.8%	1	7,799,198	2.6%	1
5	-	-	-	-	-	-
	$227,358,513	72.8%	18	$208,539,353	68.6%	17

Loans and Debt Securities on Non-Accrual Status

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of March 31, 2019 and December 31, 2018, we did not have any loans on non-accrual status.

Results of Operations

An important measure of our financial performance is net increase/(decrease) in net assets resulting from operations, which includes net investment income, net realized gain/(loss) and net unrealized appreciation/(depreciation). Net investment income is the difference between our income from interest, dividends, fees and other investment income and our operating expenses, including interest on borrowed funds. Net realized gain/(loss) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net unrealized appreciation/(depreciation) on investments is the net change in the fair value of our investment portfolio.

Comparison of the Three Months Ended March 31, 2019 and 2018.

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Total	Per Share (1)	Total	Per Share (1)

Investment income
Interest income	$11,638,334	$0.79	$3,067,721	$0.35
Other income	511,995	0.03	302,850	0.04
Total investment income	12,150,329	0.82	3,370,571	0.39
	.
Operating expenses
Management fees	1,203,125	0.08	1,203,125	0.14
Incentive fees	1,881,369	0.13	-	0.00
Interest expense	155,578	0.01	21,634	0.00
Professional fees	210,248	0.02	128,557	0.01
Overhead allocation expense	199,739	0.01	118,114	0.01
Directors’ fees	52,000	0.00	49,500	0.02
Administration fees	181,574	0.01	57,145	0.01
General and administrative expenses	2,009	0.00	39,330	0.00
Insurance expense	25,071	0.00	23,970	0.00
Consulting fees	27,420	0.00	13,000	0.00
Other expenses	138,171	0.01	36,472	0.01
Total operating expenses	4,076,304	0.27	1,690,847	0.20

Net investment income	8,074,025	0.55	1,679,724	0.19
Realized gain on investments	-	-	59,792	0.01
Net change in unrealized appreciation (depreciation) on investments	(2,240,511)	(0.15)	(336,207)	(0.04)
Net increase in net assets resulting from operations	5,833,514	0.40	1,403,309	0.16

(1)	The basic per share figures noted above are based on weighted averages of 14,751,065 and 8,668,334 shares outstanding for the three months ended March 31, 2019 and 2018, respectively.

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

Investment income for the three months ended March 31, 2019 was $12,150,329, due primarily to interest income earned on our portfolio investments. Investment income for the three months ended March 31, 2018 was $3,370,571 due to interest income earned on our portfolio investments. The increase in interest income for the three months ended March 31, 2019 compared to the three month ended March 31, 2018 was a result of our deployment of capital and increased investment portfolio. Investment income further increased due to prepayment fees and end of term payments received during the three month period ended March 31, 2019.

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

Operating expenses for the three months ended March 31, 2019 and 2018 were $4,076,304 and $1,690,847, respectively. Operating expenses increased for the three months ended March 31, 2019 from the three months ended March 31, 2018 primarily due to increased portfolio activity which resulted in increased overhead allocation expense, professional fees, the payment of incentive fees and interest expense. The increase in interest expense was a result of the use of our subscription line of credit to support our deployment of capital and increasing invested balance. The increase in overhead allocation expense was driven by allocation of RGC personnel, time, and resources utilized on fund activity. Operating expenses per share for the three months ended March 31, 2019 and 2018 were $0.27 per share and $0.20 per share, respectively.

Incentive Fees

Incentive fees for the three months ended March 31, 2019 were $1,881,369, due primarily to the increase in investment income. $1,562,821 of the incentive fees for the three months ended March 31, 2019 were earned, payable in cash, and included in accrued incentive fees in the statement of assets and liabilities as of March 31, 2019. $318,548 of the incentive fees for the three months ended March 31, 2019 were deferred and accrued, and included in accrued incentive fees in the statement of assts and liabilities as of March 31, 2019. Incentive fees per share for the three months ended March 31, 2019 were $0.13 per share. There were no incentive fees for the three months ended March 31, 2018.

Net Investment Income

Net investment income for the three months ended March 31, 2019 and 2018 were $8,074,025 and $1,679,724 respectively. The net investment income increased for the three months ended March 31, 2019 from the three months ended March 31, 2018 primarily due to interest income earned on our portfolio investments, partially offset by increased management fees and the other operating expenses discussed above. Net investment income per share for the three months ended March 31, 2019 and 2018 were $0.55 per share and $0.19 per share, respectively.

Net Realized Gain on Investment

There were no net realized gains or losses on investments for the three months ended March 31, 2019. Our net realized gain on investments of $59,792 for the three months ended March 31, 2018 was primarily due to the net realized gain on our warrants for preferred stock of Placecast, Inc.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Our net change in unrealized depreciation on investments of $2,240,511 for the three months ended March 31, 2019 was primarily due to a decrease in the fair value of certain warrants in our portfolio, most notably Mojix, Inc., RedSeal, Inc. and zSpace, Inc. The net change in unrealized depreciation on investments of $336,207 for the three months ended March 31, 2018 was primarily due to a decrease in the fair value of our warrants for common stock of Aspen Group, Inc.

Net Increase (Decrease) in Net Assets Resulting from Operations

We had an increase in net assets resulting from operations for the three months ended March 31, 2019 and 2018 of $5,833,514 and $1,043,309, respectively. The increase in net assets resulting from operations for the three months ended March 31, 2019 was primarily due to interest and other income earned from our portfolio investments, partially offset by management and incentive fees, professional fees incurred and the net change in unrealized depreciation related to our warrants for preferred stock of RedSeal Inc. The net increase in net assets resulting from operations for the three months ended March 31, 2018 was primarily due to interest and other income earned from our portfolio investments, partially offset by management fees and professional fees incurred and the net change in unrealized depreciation related to our warrants for common stock of Aspen Group, Inc.

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

During the three months ended March 31, 2019, cash and cash equivalents increased to $3,001,410 from $2,527,474 as of December 31, 2018. This increase was primarily the result of the purchase of investments in portfolio companies and U.S. Treasury Bills and was partially offset by the maturity of the U.S. Treasury Bills for $79,560,000.

Equity Activity

We have the authority to issue 100,000,000 shares of common stock, $0.01 par value per share.

On October 8, 2015, we issued 1,667 shares of our common stock to R. David Spreng, our President, Chief Executive Officer and Chairman of our Board of Directors, for an aggregate purchase price of $25,000. The remaining shares were issued in connection with the Initial Private Offering or pursuant to our dividend reinvestment plan, as follows:

Issuance Date	Shares Issued	Price Per Share	Gross Proceeds
December 22, 2016	333,333	$15.00	$5,000,000
April 19, 2017	1,000,000	15.00	15,000,000
June 26, 2017	1,666,667	15.00	25,000,000
September 12, 2017	2,666,667	15.00	40,000,000
December 22, 2017	3,000,000	15.00	45,000,000
May 31, 2018 (1)	70,563	14.82	1,045,570
August 31, 2018 (1)	117,582	14.92	1,754,244
September 27, 2018	1,997,337	15.02	30,000,000
November 15, 2018 (1)	202,779	15.07	3,055,498
January 14, 2019	4,344,964	15.19	66,000,000
March 26, 2019(1)	326,431	15.14	4,942,168
Total	15,726,323		$236,797,480

(1)	Shares were issued as part of the dividend reinvestment plan.

Contractual Obligations

At March 31, 2019, the Company had $23,000,000 in unfunded loan commitments to provide debt financing to six portfolio companies.

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Reverse repurchase agreement (1)	$69,594,014	$69,594,014	$-	$-	$-
Credit facilities (2)	6,750,000	6,750,000	-	-	-
Total	$76,344,014	$76,344,014	$-	$-	$-

(1)	Reverse repurchase agreement relates to the purchase of the U.S. Treasury Bill on margin. The reverse repurchase agreement purchased was subsequently repaid in April 2019.
(2)	Credit facilities represents the lines of credit with CIBC which expire on September 19, 2019. Loans made under the Credit Facilities must also be repaid in full on the earlier of (i) (x) one hundred and eighty (180) days following the funding date of the loan for the first two loans and (y) one hundred and twenty (120) days following the funding date of each subsequent loan, (ii) the maturity date under the Credit Facilities of September 19, 2019, (iii) the occurrence of certain bankruptcy and liquidation events that constitute events of default under the Credit Facilities, and (iv) CIBC’s demand for payment after the occurrence of any other events of default. See “Note 10 – Credit Facilities.”

Credit Facilities

On June 22, 2018, as amended on September 24, 2018, we entered into the Uncommitted Facility and the Committed Facility with CIBC. The maximum principal amount of available borrowings under each of the Uncommitted Facility and the Committed Facility is $30 million (for a combined maximum principal amount under the Credit Facilities of $60 million), subject in each case to availability under the borrowing base, which is based on unused capital commitments. Borrowings under the Credit Facilities bear interest, at our election at the time of drawdown, at a rate per annum equal to (i) in the case of LIBOR rate loans, the LIBOR rate for the applicable interest period plus 2.50% or (ii) in the case of prime rate loans, CIBC’s prime commercial rate at the time of the borrowing minus 0.50%. The Credit Facilities mature on September 19, 2019 and are secured by a perfected first priority security interest in our right, title, and interest in and to the capital commitments of our private investors, including our right to make capital calls, receive and apply capital contributions, enforce remedies and claims related thereto together with capital call proceeds and related rights, and a pledge of the collateral account into which capital call proceeds are deposited.

During the year ended December 31, 2018, the Company drew down $74,500,000 and repaid $15,000,000, of which $59,500,000 remains outstanding at December 31, 2018. Interest is accrued at CIBC’s prime commercial rate less 0.5%. At December 31, 2018 interest was accruing at a rate of 5.0% per annum. During the three months ended March 31, 2019, the Company drew down $6,750,000 and repaid $59,500,000, of which $6,750,000 remains outstanding at March 31, 2019. See “Note 10 – Credit Facilities” to our financial statements in Part I, Item 1 of this Form 10-Q for more information on the Credit Facilities.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Distributions

To the extent that we have funds available, we intend to make quarterly distributions to our stockholders. Our stockholder distributions, if any, will be determined by our Board of Directors. Any distribution to our stockholders will be declared out of assets legally available for distribution. We anticipate that distributions will be paid from income primarily generated by interest and dividend income earned on investments made by us. We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. During the three months ended March 31, 2019, we declared and paid dividends in the amount of $6,160,624, of which $1,218,456 was distributed in cash and the remainder distributed in shares to stockholders pursuant to our dividend reinvestment plan. During the year ended December 31, 2018 we declared and paid dividends in the amount of $7,283,810, of which $1,428,498 was distributed in cash and the remainder distributed in shares to stockholders pursuant to our dividend reinvestment plan.

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. The following table shows the dividends per share declared since our formation through March 31, 2019.

Date Declared	Record Date	Payment Date	Amount per Share
May 3, 2018	May 15, 2018	May 31, 2018	$0.15
July 26, 2018	August 15, 2018	August 31, 2018	$0.25
November 1, 2018	October 31, 2018	November 15, 2018	$0.35
March 22, 2019	March 22, 2019	March 26, 2019	$0.40

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

Fair Value

The Company’s assets measured at fair value on a recurring basis subject to the requirements of ASC Topic 820 at March 31, 2019 and December 31, 2018 were as follows:

	As of March 31, 2019 (Unaudited)
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Term Loans	$-	$-	$227,358,513	$227,358,513
Preferred Stock	-	-	461,826	461,826
Warrants	-	-	14,662,768	14,662,768
Total Portfolio Investments	-	-	242,483,107	242,483,107
U.S. Treasury Bill	69,943,733	-	-	69,943,733
Total Investments	$69,943,733	$-	$242,483,107	$312,426,840

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Term Loans	$-	$-	$208,539,353	$208,539,353
Preferred Stock	-	-	461,826	461,826
Warrants	-	-	15,380,210	15,380,210
Total Portfolio Investments	-	-	224,381,389	224,381,389
U.S. Treasury Bill	79,959,928	-	-	79,959,928
Total Investments	$79,959,928	$-	$224,381,389	$304,341,317

The Company recognized transfers into and out of the levels indicated above at the end of the reporting period. There were no transfers into or out of the levels during the three months ended March 31, 2019 and the year ended December 31, 2018.

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

Dividends are recorded on the ex-dividend date. Interest income, if any, adjusted for amortization of market premium and accretion of market discount, is recorded on an accrual basis to the extent that we expect to collect such amounts. Original issue discount, principally representing the estimated fair value of detachable equity or warrants obtained in conjunction with our debt investments, loan origination fees, end of term payments, and market discount or premium are capitalized and accreted or amortized into interest income over the life of the respective security using the effective interest method. Loan origination fees received in connection with the closing of investments are reported as unearned income, which is included as amortized cost of the investment; the unearned income from such fees is accreted over the contractual life of the loan based on the effective interest method. Upon prepayment of a loan or debt security, any prepayment penalties, unamortized loan origination fees, end of term payments and unamortized market discounts are recorded as interest income.

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

Recent Developments

On April 9, 2019 RedSeal, Inc. experienced a liquidity event and the loan and all outstanding fees and interest were repaid, and the associated warrant expired.

On May 2, 2019, the Company’s Board of Directors declared a dividend in the amount of $0.45 per share payable on May 21, 2019 to stockholders of record as of May 7, 2019.

On May 2, 2019, the Company's Board of Directors declared a dividend payable on July 8, 2019 to shareholders of record on May 31, 2019. The per share amount of the dividend will be calculated based on taxable ordinary income and taxable short and long term capital gain for the five months ended May 31, 2019, less prior distributions of taxable income for 2019, divided by the number of shares outstanding as of the record date.

On May 4, 2019 the Company made an investment in Echo360, Inc. a Virginia-based education technology company, funding $15,500,000 of a $17,000,000 senior secured loan commitment.

On May 7, 2019 the Company had a partial exit on zSpace, Inc. which prepaid all outstanding loans to the Company along with all associated fees and accrued interest. The Company continues to hold warrants in zSpace, Inc.

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

We typically expect that interest rates on the investments held in our portfolio will be based on LIBOR, with many of these investments also having a LIBOR floor. As of March 31, 2019, 100.0%, or $228,078,180 (at cost), of our debt portfolio investments bore interest at variable rates, which are Floating Prime or LIBOR-based and subject to certain floors, and none of our debt portfolio investments bore interest at fixed rates. As of March 31, 2019, 4.1% of our debt portfolio investments, or $9,382,553 (at cost), are subject to a 12.0% cap on cash interest and 3.5% of our debt portfolio investments, or $7,983,544 (at cost), are subject to a 11.5% cap on cash interest.. Any interest above the cap will accrue to principal and be treated as PIK interest. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase our investment income by a maximum of approximately $4,769,000 and decrease our investment income by a maximum of approximately $1,582,000, on an annual basis.

Borrowings under the Credit Facilities bear interest, at our election at the time of drawdown, at a rate per annum equal to (i) in the case of LIBOR rate loans, the LIBOR rate for the applicable interest period plus 2.50% or (ii) in the case of prime rate loans, CIBC’s prime commercial rate at the time of the borrowing minus 0.50%.

Because we currently borrow, and plan to borrow in the future, money to make investments, our net investment income would be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest the funds borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio.

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

Item 1A. Risk Factors.

You should carefully consider the risks described below and all other information contained in this quarterly report on Form 10-Q, including our interim financial statements and the related notes thereto, before making a decision to purchase our securities. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties note currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, you may lose all or part of your investment. Other than as set forth below, there have been no material changes during the period ended March 31, 2019 to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 29, 2019.

Technology-related sectors, including those involving data processing and outsourced services and technology hardware, in which we invest are subject to many risks, including volatility, intense competition, decreasing life cycles, product obsolescence, changing consumer preferences and periodic downturns.

Given the experience of RGC’s senior investment professionals within the technology space, a number of the companies in which we intend to invest operate in technology-related sectors. The revenue, income (or losses) and valuations of technology-related companies can and often do fluctuate suddenly and dramatically. Economic downturn may cause a decline in spending on information technology and technology hardware products. In addition, because of rapid technological change, the average selling prices of products and some services provided by technology-related sectors have historically decreased over their productive lives. As a result, the average selling prices of products and services offered by our portfolio companies that operate in technology-related sectors may decrease over time, which could adversely affect their operating results and, correspondingly, the value of any securities that we may hold. This could, in turn, materially adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 15, 2019, pursuant to a capital drawdown notice dated January 2, 2019, we issued 4,344,963.791 shares our common stock at a price of $15.19 per share for an aggregate offering price of $66,000,000.

On March 26, 2019, pursuant to our dividend reinvestment plan, we issued 326,431 shares of our common stock, at a price of $15.14 per share, to stockholders of record as of March 22, 2019 that did not opt out of the dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends.

Other than pursuant to our dividend reinvestment plan, and except as previously reported by us on our current reports on Form 8-K, we did not sell any securities during the period covered by this Form 10-Q that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement (1)

3.2	Articles of Amendment (2)

3.3	Amended and Restated Bylaws (2)

4.1	Form of Subscription Agreement (3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2016.
(2)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2017.
(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2017.
(4)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 8-K filed with the SEC on September 26, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUNWAY GROWTH CREDIT FUND INC.
Date: May 9, 2019
	By:	/s/ R. David Spreng
R. David Spreng
President, Chief Executive Officer and Chairman of the Board of Directors

Date: May 9, 2019	By:	/s/ Thomas B. Raterman
Thomas B. Raterman
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

