Form 10-Q
period 2019-06-30
Runway Growth Credit Fund Inc.
filed 2019-08-08
CIK 1653384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The issuer had 19,800,052 shares of common stock, $0.01 par value per share, outstanding as of August 8, 2019.

RUNWAY GROWTH CREDIT FUND INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RUNWAY GROWTH CREDIT FUND INC.

Statements of Assets and Liabilities

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Investments at fair value:
Non-control/non-affiliate investments at fair value (cost of $285,117,028 and $223,851,892, respectively)	$280,025,894	$224,248,389
Investment in U.S. Treasury Bills at fair value (cost of $85,980,815 and $79,959,928, respectively)	85,980,815	79,959,928
Total investments at fair value (cost of $371,097,893 and $303,811,820, respectively)	366,006,709	304,208,317
Cash and cash equivalents	14,326,032	2,527,474
Deferred offering costs	281,487	102,865
Subscriptions receivable	7,036,800	-
Accrued interest receivable	1,405,405	1,221,494
Deferred credit facility fees (net of accumulated amortization of $18,470 and $82,648, respectively)	1,089,726	129,759
Other accounts receivable	510,765	41,160
Prepaid expenses	137,694	120,064
Total assets	390,794,618	308,484,133

Liabilities
Payable for securities purchased	-	80,699
Deferred revenue	-	100,000
Reverse repurchase agreement	85,526,546	79,560,129
Credit facilities	-	59,500,000
Accrued incentive fees	3,412,872	1,071,566
Dividends payable	8,894,083	-
Due to affiliate	102,237	116,697
Interest payable	47,515	163,981
Accrued expenses and other liabilities	475,125	388,666
Total liabilities	98,458,378	140,981,738

Commitments and contingencies (Note 3)

Net assets
Common stock, $0.01 par value; 100,000,000 shares authorized; 19,800,052 and 11,056,595 shares issued and outstanding, respectively	198,001	110,566
Additional paid-in capital	295,130,188	162,568,188
Distributable (losses) earnings	(2,991,949)	4,690,641
Total net assets	$292,336,240	$167,369,395

Net asset value per share	$14.76	$15.14

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Investment income
From non-control/non-affiliate:
Interest income	$15,711,234	$4,182,828	$27,585,195	$7,411,210
Payment in-kind interest income	388,046	-	562,347	-
Other income	196,267	54,146	247,729	69,146
Interest income from U.S. Treasury Bills	57,628	20,804	97,700	60,144
Other income from non-investment sources	42,815	151,264	53,348	239,113
Total investment income	16,395,990	4,409,042	28,546,319	7,779,613

Operating expenses
Management fees	1,203,125	1,203,125	2,406,250	2,406,250
Incentive fees	2,734,626	-	4,615,995	-
Professional fees	274,255	215,529	484,503	344,086
Interest expense	92,905	44,486	248,483	66,120
Overhead allocation expense	217,922	91,953	417,661	210,067
Administration fee	103,291	41,158	284,865	98,303
Directors’ fees	51,000	49,500	103,000	99,000
General and administrative expenses	9,723	22,831	11,732	62,161
Insurance expense	25,072	23,970	50,143	47,940
Consulting fees	19,775	12,000	47,195	25,000
Other expenses	294,287	56,262	432,457	92,734
Total operating expenses	5,025,981	1,760,814	9,102,284	3,451,661
Net investment income	11,370,009	2,648,228	19,444,035	4,327,952

Realized and unrealized gain (loss) on investments
Realized gain on non-control/non-affiliate investments	493,308	-	493,308	59,792
Net change in unrealized appreciation (depreciation) on non-control/non-affiliate investments	(3,247,119)	(459,019)	(5,487,631)	(795,226)
Net realized and unrealized gain (loss) on investments	(2,753,811)	(459,019)	(4,984,323)	(735,434)

Net increase in net assets resulting from operations	$8,616,198	$2,189,209	$14,449,712	$3,592,518

Net increase in net assets resulting from operations per common share	$0.55	$0.25	$0.89	$0.41
Net investment income per common share	$0.72	$0.30	$1.19	$0.50
Weighted-average shares outstanding	15,727,990	8,692,372	16,280,773	8,680,419

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Statements of Changes in Net Assets

(Unaudited)

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018

Net increase (decrease) in net assets from operations
Net investment income	$11,370,009	$2,648,228
Realized gain on investments	493,308	-
Net change in unrealized appreciation (depreciation) on investments and U.S. Treasury Bills	(3,247,119)	(459,019)
Net increase in net assets resulting from operations	8,616,198	2,189,209

Distributions to shareholders from:
Dividends paid to shareholders	(15,971,678)	(1,300,250)
Total distributions to shareholders	(15,971,678)	(1,300,250)

Capital share transactions
Issuance of common stock	49,000,000	-
Issuance of common stock under dividend reinvestment plan	12,707,267	1,045,570
Net increase in net assets resulting from capital share transactions	61,707,267	1,045,570

Total increase in net assets	54,351,787	1,934,529

Net assets at beginning of period	237,984,453	128,443,686

Net assets at end of period	$292,336,240	$130,378,215

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018

Net increase (decrease) in net assets from operations
Net investment income	$19,444,035	$4,327,952
Realized gain on investments	493,308	59,792
Net change in unrealized appreciation (depreciation) on investments and U.S. Treasury Bills	(5,487,631)	(795,226)
Net increase in net assets resulting from operations	14,449,712	3,592,518

Distributions to shareholders from:
Dividends paid to shareholders	(22,132,302)	(1,300,250)
Total distributions to shareholders	(22,132,302)	(1,300,250)

Capital share transactions
Issuance of common stock	115,000,000	-
Issuance of common stock under dividend reinvestment plan	17,649,435	1,045,570
Net increase in net assets resulting from capital share transactions	132,649,435	1,045,570

Total increase in net assets	124,966,845	3,337,838

Net assets at beginning of period	167,369,395	127,040,377

Net assets at end of period	$292,336,240	$130,378,215

Capital share activity
Shares issued	8,743,457	70,563
Shares outstanding at beginning of period	11,056,595	8,668,334
Shares outstanding at end of period	19,800,052	8,738,897

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018

Cash flows from operating activities
Net increase in net assets resulting from operations	$14,449,712	$3,592,518
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(141,292,427)	(76,121,498)
Purchase of U.S. Treasury Bills	(155,900,303)	(138,972,584)
Payment in-kind interest	(562,347)	-
Sale or maturity of investments	87,061,671	9,593,353
Sale or maturity of U.S. Treasury Bills	149,977,117	141,513,028
Realized gain on non-control/non-affiliate investments	(493,308)	(59,792)
Net change in unrealized (appreciation) depreciation on non-control/non-affiliate investments	5,487,631	795,226
Amortization of fixed income premiums or discounts	(6,076,426)	(2,006,632)
Amortization of deferred credit facility fees	129,161	(2,867)
Changes in operating assets and liabilities:
Accrued interest receivable	(183,911)	(271,804)
Other accounts receivable	(469,605)	(9,173)
Prepaid expenses	(17,630)	51,994
Payable for securities purchased	(80,699)	43,982,657
Deferred revenue	(100,000)	-
Accrued incentive fees	2,341,306	-
Due to portfolio company	-	(3,000,000)
Due to affiliate	(14,460)	8,313
Interest payable	(116,466)	-
Accrued expenses and other liabilities	86,459	120,151
Net cash used in operating activities	(45,774,525)	(20,787,110)

Cash flows from financing activities
Deferred offering costs	(178,622)	-
Deferred credit facility fees	(1,089,128)	(152,266)
Borrowings under credit facilities	17,750,000	15,000,000
Repayments under credit facilities	(77,250,000)	-
Proceeds from reverse purchase agreements	155,120,560	-
Repayment of reverse purchase agreements	(149,154,143)	-
Dividends paid to shareholders	(2,625,584)	(254,680)
Net cash received from common stock issued	115,000,000	-
Net cash provided by financing activities	57,573,083	14,593,054

Net increase (decrease) in cash	11,798,558	(6,194,056)
Cash and cash equivalents at beginning of period	2,527,474	8,141,670
Cash and cash equivalents at end of period	$14,326,032	$1,947,614

Supplemental and non-cash financing cash flow information:
Taxes paid	$1,400	$-
Interest paid	304,401	8,435
Non-cash dividend reinvestments	17,649,435	1,045,570

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited)

June 30, 2019

Portfolio Companies	Sub-Industry	Investment Description (1),(5),(6),(13)	Acquisition Date	Principal	Cost	Fair Value (2)	% of Net Assets

Non-control/non-affiliate investments

Senior Secured Term Loans

Aginity, Inc.	Application Software	LIBOR+10.5% PIK, 11.50% floor, 5% ETP, due 5/25/2020 (4), (15)	5/25/2018	$7,386,026	$7,232,349	$5,832,0000	2.00%

Aria Systems, Inc.	Application Software	LIBOR+9.00%, 11.35% floor, 4.5% ETP, due 12/15/2021	6/29/2018	25,000,000	24,647,181	24,248,996	8.29

CareCloud Corporation	Health Care Technology	Prime+7.00%, 11.75% floor, 3.5% ETP, due 6/15/2022 (16)	6/19/2018	25,000,000	24,775,602	24,167,610	8.27

Circadence Corporation	Application Software	LIBOR+9.5%, 12.00% floor, 5% ETP, due 6/20/2022	12/20/2018	18,000,000	15,032,083	15,032,083	5.14

Cloud Passage, Inc.	Data Processing & Outsourced Services	LIBOR+7.50%, 1% PIK, 11.75% floor, 2.75% ETP, due 6/13/2023(4)	6/13/2019	7,500,000	7,159,000	7,159,000	2.45

Dejero Labs Inc.	Data Processing & Outsourced Services	LIBOR+9.25%, 11.75% floor, 4.5% ETP, due 5/31/2023 (3),(7)	5/31/2019	11,000,000	10,677,681	10,677,681	3.65

Dtex Systems, Inc.	Application Software	LIBOR+9.5%, 11.50% floor, 11.5% cash cap, 4% ETP, due 11/15/2021 (17)	6/1/2018	8,000,000	8,029,906	8,029,906	2.75

Echo 360 Holdings, Inc.	Education Services	Tranche I: LIBOR+9.25%, 12.05% floor, 4.0% ETP, Due 5/3/2023	5/3/2019	14,000,000	13,632,381	13,632,381	4.66
		Tranche II: LIBOR+9.25%, 12.05% floor, 4.0% ETP, Due 5/3/2023	5/3/2019	1,500,000	1,448,578	1,448,578	0.50

eSilicon Corporation	Semi-conductors	Tranche I: LIBOR+10.50%, 13% floor, 5% ETP, due 7/15/2020	7/31/2017	5,416,667	5,674,268	5,674,268	1.94
		Tranche II: LIBOR+10.50%, 13% floor, 5% ETP, due 7/15/2020	2/8/2018	3,958,333	4,083,450	4,083,450	1.40
		Tranche III: LIBOR+10.50%, 13% floor, 5% ETP, due 7/15/2020	6/21/2019	10,000,000	9,615,750	9,615,750	3.29
		Tranche IV: Prime+2.75%, Revolving line, due 6/15/2020	6/21/2019	11,000,000	11,000,000	11,000,000	3.76

MingleHealth Care Solutions, Inc.	Healthcare Technology	LIBOR+9.5%, 11.75% floor, 4% ETP, due 8/15/2022	8/15/2018	6,000,000	5,648,144	5,648,144	1.93

Mobius Imaging, LLC	Healthcare Technology	LIBOR+9.25%, 11.00% floor, 4% ETP, due 10/15/2022	11/23/2018	15,500,000	13,897,530	13,897,530	4.75

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited) – (continued)

June 30, 2019

Portfolio Companies	Sub-Industry	Investment Description (1), (5), (6),(13)	Acquisition Date	Principal/ Shares	Cost	Fair Value (2)	% of Net Assets

Non-control/non-affiliate investments (continued)

Senior Secured Term Loans (continued)

Mojix, Inc.	Application Software	Tranche I: LIBOR+12% PIK, 11.00% floor, 5% ETP, due 5/15/2021 (4), (9)	5/16/2017	$6,136,977	$5,822,640	$5,168,784	1.77%
		Tranche II: LIBOR+12% PIK, 11.00% floor, 5% ETP, due 5/15/2021 (4), (9)	8/3/2017	2,045,659	1,946,228	1,727,676	0.59
		Tranche III: LIBOR+12% PIK, 11.00% floor, 5% ETP, due 5/15/2021 (4), (9)	7/6/2018	510,898	489,598	434,619	0.15
		Tranche IV: LIBOR+12% PIK, 11.00% floor, 5% ETP, due 5/15/2021 (4), (9)	9/5/2018	510,185	487,266	432,548	0.15
		Tranche V: LIBOR+12% PIK, 11.00% floor, 5% ETP, due 5/15/2021 (4), (9)	1/28/2019	1,016,008	956,832	849,384	0.29
		Tranche VI: LIBOR+12% PIK, 11.00% floor, due 7/31/2019 (4), (9)	5/30/2019	1,006,453	999,105	886,910	0.30

3DNA Corp.(dba NationBuilder)	Application Software	Tranche I: LIBOR+9.00%, 11.50% floor, 5% ETP, due 4/28/2022	12/28/2018	7,000,000	6,917,586	6,917,586	2.37
		Tranche II: LIBOR+9.00%, 11.50% floor, 5% ETP, due 4/28/2022	6/12/2019	500,000	495,666	495,666	0.17

Ouster, Inc.	Technology Hardware, Storage & Peripherals	LIBOR+8.50%, 10.75% floor, 3.50% ETP, due 5/15/2021 (18)	11/27/2018	10,000,000	9,924,409	9,924,409	3.39

Pivot3, Inc.	Data Processing & Outsourced Services	LIBOR+8.50%, 11.00% floor, 4% ETP, due 11/15/2022	5/13/2019	20,000,000	19,640,127	19,640,126	6.72

RealWear, Inc.	Technology Hardware, Storage & Peripherals	LIBOR+8%, 10.35% floor, 5% ETP, due 6/28/2023 (14)	6/28/2018	25,000,000	24,385,275	24,385,275	8.34

Scale Computing, Inc.	System Software	LIBOR+9.25%, 11.75% floor, 4.5% ETP, due 9/15/2022	3/29/2019	15,000,000	14,599,121	14,583,369	4.99

ShareThis, Inc.	Data Processing & Outsourced Services	Tranche I: LIBOR+9.25%, 11.65% floor, 4% ETP, due 5/15/2022	12/3/2018	19,250,000	18,008,006	18,008,006	6.16
		Tranche II: LIBOR+9.25%, 11.65% floor, 4% ETP, due 5/15/2022	1/17/2019	750,000	755,531	755,531	0.26

Total Senior Secured Term Loans					$267,981,293	$264,357,266	90.43%

See notes to financial statements.

 RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited) – (continued)

June 30, 2019

Portfolio Companies	Sub-Industry	Investment Description (1), (5), (6),(13)	Acquisition Date	Principal/ Shares	Cost	Fair Value (2)	% of Net Assets

Preferred Stock (8)

Aria Systems, Inc.	Application Software	Series G Preferred Stock	7/10/2018	$289,419	$250,000	$461,826	0.16%

Warrants (8)

Aginity, Inc.	Application Software	Warrant for Series A Preferred Stock, exercise price $1.949/share, expires 5/25/2028	5/25/2018	359,159	$67,727	-	0.00

Aginity, Inc.	Application Software	Warrant for Series A-1 Preferred Stock, exercise price $0.01/share, expires 2/25/2029	2/25/2019	205,234	151,873	-	0.00

AllClear ID, Inc.	Specialized Consumer Services	Warrant for Common Stock, exercise price $0.01/share, expires 9/1/2027	9/1/2017	870,514	1,749,733	906,205	0.31

Aria Systems, Inc.	Application Software	Warrant for Series G-Preferred Stock, exercise price $0.8638/share, expires 6/29/2028	6/29/2018	2,170,641	770,578	1,743,025	0.60

Aspen Group Inc.	Education Services	Warrant for Common Stock, exercise price $6.87/share, expires 7/25/2022	7/25/2017	224,174	583,301	-	0.00

CareCloud Corporation	Healthcare Technology	Warrant for Series A-1 Preferred Stock, exercise price $0.8287/share, expires 6/16/2025 (16)	4/17/2019	2,262,579	394,163	642,573	0.22

Circadence Corporation	Application Software	Warrant for Series A-5 Preferred Stock, exercise price $1.08/share, expires 12/20/2028	12/20/2018	1,666,667	3,630,000	3,630,000	1.15

CloudPassage, Inc.	Data Processing & Outsourced Services	Warrant for Series D-1 Preferred Stock, exercise price $1.60/share, expires 6/13/2029	6/13/2019	210,938	273,798	272,532	0.09

Dejero Labs Inc.	Data Processing & Outsourced Services	Warrant for Series C Preferred Stock, exercise price $0.6000/share, expires 6/1/2025(3) (7)	5/31/2019	333,621	192,499	198,238	0.07

Dtex Systems, Inc.	Application Software	Warrant for Series C Preferred Stock, exercise price $0.6000/share, expires 6/1/2025(17)	6/1/2018	500,000	59,000	54,500	0.02

Echo 360 Holdings, Inc.	Education Services	Warrant for Series E Preferred Stock, exercise price $1.5963/share, expires 5/3/2029	5/3/2019	1,066,767	299,762	281,627	0.10

eSilicon Corporation	Semiconductors	Warrant for Series H Preferred Stock, exercise price $1.01/share, expires 7/31/2027	7/31/2017	1,485,150	543,564	441,584	0.15
		Warrant for Series H Preferred Stock, exercise price $1.01/share, expires 6/11/2029	6/21/2019	990,099	312,871	919,307	0.31

See notes to financial statements.

 RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited) – (continued)

June 30, 2019

Portfolio Companies	Sub-Industry	Investment Description (1), (5), (6),(13)	Acquisition Date	Principal/ Shares	Cost	Fair Value (2)	% of Net Assets

Non-control/non-affiliate investments (continued)

Warrants (8) (continued)

Mingle HealthCare Solutions, Inc.	Healthcare Technology	Warrant for Series AA Preferred Stock, exercise price $0.24/share, expires 8/15/2028	8/15/2018	$1,625,000	$492,375	$385,125	0.13%

Mobius Imaging, LLC	Healthcare Technology	Warrant for next round security exercise price $136/share, expires 11/23/2028	11/23/2018	7,123	1,820,000	1,905,377	0.66

Mojix, Inc.	Application Software	Warrant for Common Stock exercise price $10.64/share, expires 5/16/2027 (9),(10)	5/16/2017	164,427	417,645	-	0.00
		Warrant for Series 1 Preferred Stock exercise price $0.28/share, expires 12/20/2028 (9),(10)	12/20/2018	7,176,973	806,991	182,691	0.06
		Warrant for Series 1 Preferred Stock exercise price $0.28/share, expires 5/30/2029 (9),(10)	5/30/2019	358,849	21,531	4,874	0.06

3DNA Corp. (dba NationBuilder)	Application Software	Warrant for Series C-1 Preferred Stock exercise price $1.4643/share, expires 12/28/2028	12/28/2018	273,164	104,138	94,788	0.03

Ouster, Inc.	Technology Hardware, Storage & Peripherals	Warrant for Series A Preferred Stock, exercise price $11.3158/share, expires 11/27/2028 (18)	11/27/2018	35,349	76,212	70,113	0.02

Pivot3, Inc.	Data Processing &Outsourced Services	Warrant for Series D Preferred Stock, exercise price $0.59/share, expires 5/13/2029	5/13/2019	2,033,898	216,610	208,475	0.07

Realwear, Inc.	Technology Hardware, Storage & Peripherals	Warrant for Series A Preferred Stock, exercise price $4.4464/share, expires 10/5/2028	10/5/2018	112,451	135,841	416,294	0.14
		Warrant for Series A Preferred Stock, exercise price $4.4464/share, expires 12/28/2028	12/28/2018	22,491	25,248	83,262	0.03
		Warrant A Preferred Stock, exercise price $6.78/share, expires 6/27/2029 (14)	6/27/2019	123,894	380,850	369,947	0.13

Scale Computing, Inc.	System Software	Warrant for Series F-1 Preferred Stock exercise price $0.8031/share, expires 3/29/2029	3/29/2019	2,147,926	345,816	309,301	0.11

SendtoNews Video, Inc.	Advertising	Warrant for Class B Non-Voting Stock, exercise price $0.67/share, expires 6/30/2027 (3) (7)	6/30/2017	191,500	246,461	64,000	0.02

ShareThis, Inc.	Data Processing & Outsourced Services	Warrant for Series D-3 Preferred Stock, exercise price $2.4320/share, expires 12/3/2028	12/3/2018	371,030	1,548,052	1,589,976	0.54

zSpace, Inc.	Technology Hardware, Storage & Peripherals	Warrant for Series E Preferred Stock, exercise price $0.90/share, expires 12/29/2027	12/29/2017	1,896,966	707,568	278,127	0.10
		Warrant for Series E Preferred Stock, exercise price $0.90/share, expires 2/11/2029	2/11/2019	2,806,830	411,528	411,528	0.14
Total Warrants					16,885,735	15,206,802	5.20%

Total non-control/non-affiliate investments					285,117,028	280,025,894	95.79%

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited) – (continued)

June 30, 2019

Portfolio Companies	Sub-Industry	Investment Description (5), (6)	Acquisition Date	Principal/ Shares	Cost	Fair Value (2)	% of Net Assets

U.S. Treasury		U.S. Treasury Bill, 2.02%, due 7/5/2019(12)		-	$49,988,846	$49,988,846	17.10%
		U.S. Treasury Bill, 2.02%, due 7/5/2019(12)		-	35,991,969	$35,991,969	12.31
					85,980,815	85,980,815	29.41%

Total Investments					$371,097,843	$366,006,709	125.20%

(1)	Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates, as applicable. Unless otherwise indicated, all of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to the 3-Month London Interbank Offered Rate (“LIBOR”) or the U.S. Prime Rate. At June 30, 2019, the 3-Month LIBOR was 2.32% and the U.S. Prime Rate was 5.50%.

(2)	All investments in portfolio companies, which as of June 30, 2019 represented 95.79% of the Company’s net assets, are restricted as to resale and were valued at fair value as determined in good faith by the Company’s Board of Directors.

(3)	Investment is not a qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 3.74% of total investments at fair value as of June 30, 2019. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying assets until such time as it complies with the requirements of Section 55(a).

(4)	Represents a PIK security. PIK interest will be accrued and paid at maturity.

(5)	All investments are valued using unobservable inputs, except the U.S. Treasury Bills which are valued using observable inputs.

(6)	All investments are domiciled in the United States, unless otherwise noted.

(7)	Investment is domiciled in Canada.

(8)	Investments are non-income producing.

(9)	As of May 30, 2019, the Mojix, Inc. loan and security agreement was amended to: (a) provide for a $1,000,000 bridge loan to be funded by the Company with a maturity date of July 31, 2019 “Bridge Loan Maturity”, (b) increase the term loans and bridge loan applicable rate by 1.50% until the Bridge Loan Maturity, (c) PIK all interest for the term loans and bridge loan until the Bridge Loan Maturity, (d) extend the amortization date of the term loans to October 15, 2019; and, (e) in regards to the bridge loan, all PIK interest above 12.00% upon the Bridge Loan Maturity will be payable on the term loan maturity date. In connection with the amendment, the Company received a warrant to purchase an additional 358,849 shares of Series 1 Preferred Stock.

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited) – (continued)

June 30, 2019

(10)	In connection with the Amended and Restated Certificate of Incorporation dated September 4, 2018, each one warrant share of Series E Preferred Stock converted into one one-hundredth of a warrant share of Common Stock. The Company previously held 16,442,732 in warrants for Series E Preferred Stock which converted into 164,427 warrants for common stock.

(11)	Investments are held at Fair Value net of the Fair Value of Unfunded Commitments. See Note 3 for additional detail.

(12)	Treasury bills with $86,000,000 in aggregate of par value were purchased pursuant to a 4.00% reverse repurchase agreement with Goldman Sachs, dated June 26, 2019, due July 3, 2019, with a repurchase price of $86,000,000 and collateralized by a 2.02% U.S. Treasury Bill due July 5, 2019 with a par value of $50,000,000 and fair value of $49,988,846 and a 2.02% U.S. Treasury Bill due July 5, 2019 with a par value of $36,000,000 and fair value of $35,991,969.

(13)	Disclosures of end-of-term-payments (“ETP”) are one-time payments stated as a percentage of original principal amount.

(14)	As of June 28, 2019, pursuant to the Company’s Amended and Restated Loan and Security Agreement, RealWear, Inc. paid down the $3,000,000 revolving note. The Company funded an additional $16,000,000 senior secured term loan to RealWear, Inc. and purchased a warrant to purchase 123,894 shares of Series A Preferred Stock for a total cost of $24,840,000.

(15)	As of July 23, 2019, the Aginity, Inc. loan and security agreement was amended to: (a) extend a loan amount maximum of $2,000,000, which shall not exceed a maximum of $500,000 per month; and, (b) the maturity date was modified to be the earlier of the closing date of the sale of Aginity, Inc. or November 30, 2019. Effective July 1, 2019, the Company has placed Aginity, Inc. at nonaccrual status.

(16)

As of April 17, 2019, the CareCloud Corporation warrant to purchase preferred stock was amended to change the warrant entitlement of the Company from Series C Preferred Stock to Series A-1 Preferred Stock at 2,262,579 shares at an exercise price of $0.08287 per share.

(17)	As of July 11, 2019, the Dtex Systems, Inc. loan and security agreement was amended to: (a) extend the amortization date to October 15, 2019, (b) increase the final payment amount to $800,000, (c) PIK all interest through September 15, 2019; and, (d) increase the applicable interest rate by 1.50% through September 15, 2019.

(18)	As of August 5, 2019, in exchange for modification to certain financial covenants in the Loan and Security Agreement, the Ouster, Inc. warrant was modified to increase the Company's warrant coverage from 4% of the Loan Amount to 6% of the Loan Amount. The warrant price per share remains $11.3158, subject to adjustment as provided for under terms of the warrant agreement.

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited) – (continued)

June 30, 2019

The following tables show the fair value of our portfolio of investments (excluding any U.S. Treasury Bills held) by geographic region and industry as of June 30, 2019:

	June 30, 2019
Geographic Region	Investments at Fair Value	Percentage of Net Assets

Western United States	$146,376,046	50.07%
Northeastern United States	31,165,492	10.66
Pacific Northwestern United States	25,254,778	8.64
Southeastern United States	24,810,182	8.49
South Central United States	20,754,806	7.10
Midwestern United States	20,724,671	7.09
Canada	10,939,919	3.74
Total	$280,025,894	95.79%

	June 30, 2019
Industry	Investments at Fair Value	Percentage of Net Assets

Application Software	$75,971,194	25.99%
Data Processing & Outsourced Services	58,509,566	20.01
Healthcare Technology	46,646,359	15.96
Technology Hardware, Storage & Peripherals	35,938,955	12.29
Semiconductors	31,734,359	10.86
Education Services	15,362,586	5.26
System Software	14,892,670	5.09
Specialized Consumer Services	906,205	0.31
Advertising	64,000	0.02
Total	$280,025,894	95.79%

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments

December 31, 2018

Portfolio Companies	Sub-Industry	Investment Description (1),(5),(6)	Acquisition Date	Principal	Cost	Fair Value (2)	% of Net Assets

Non-control/non-affiliate investments

Senior Secured Term Loans

Aginity, Inc.	Application Software	LIBOR+9.5%, 11.5% floor, 5% ETP, due 5/25/2022	5/25/2018	$7,000,000	$6,795,581	$6,675,922	3.99%

AllClear ID, Inc.	Specialized Consumer Services	Tranche I: LIBOR+10.75%, 12.25% floor, 5% ETP, due 8/15/2021	9/1/2017	10,000,000	9,545,594	9,841,798	5.88
		Tranche II: LIBOR+8.50%, 10% floor, 5% ETP, due 8/15/2021	10/17/2018	5,000,000	4,342,367	4,920,899	2.94

Aria Systems, Inc.	Application Software	LIBOR+9.00%, 11.35% floor, 4% ETP, due 12/15/2021	6/29/2018	25,000,000	24,305,208	24,212,998	14.46

CareCloud Corporation	Healthcare Technology	Prime+7.00%, 11.75% floor, 3.5% ETP, due 6/15/2022	6/29/2018	25,000,000	24,570,129	24,123,158	14.41

Circadence Corporation	Application Software	LIBOR+9.5%, 12% floor, 5% ETP, due 6/20/2022	12/20/2018	18,000,000	14,239,085	14,239,085	8.51

Drawbridge, Inc.	Data Processing & Outsourced Services	LIBOR+9%, 11.25% floor, 4% ETP, due 10/22/2022	10/22/2018	15,000,000	14,467,708	14,467,708	8.64

Dtex Systems, Inc.	Application Software	LIBOR+9.5%, 11.5% floor, 11.5% cash cap, 4% ETP, due 11/15/2021	6/1/2018	8,000,000	7,938,983	7,887,407	4.71

eSilicon Corporation	Semiconductors	Tranche I: LIBOR+10.5%, 11.5% floor, 5% ETP, due 7/15/2020	7/31/2017	7,916,667	7,976,198	8,227,697	4.92
		Tranche II: LIBOR+10.5%, 11.5% floor, 5% ETP, due 7/15/2020	2/8/2018	5,000,000	5,063,065	5,196,440	3.10

Jibe, Inc.	Application Software	LIBOR+10%, 12.25% floor, 5% ETP, due 6/7/2022	6/7/2018	7,000,000	6,951,535	6,951,535	4.15

MingleHealth Care Solutions, Inc.	Healthcare Technology	LIBOR+9.5%, 11.75% floor, 4% ETP, due 8/15/2022	8/15/2018	6,000,000	5,532,093	5,532,093	3.31

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments - (continued)

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

Schedule of Investments - (continued)

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

Schedule of Investments - (continued)

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

Schedule of Investments - (continued)

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

In October 2015, in connection with the Company’s formation, the Company issued and sold 1,667 shares of common stock to R. David Spreng, the President and Chief Executive Officer of the Company and Chairman of the Company’s Board of Directors, for an aggregate purchase price of $25,000. The sale of shares of common stock was approved by the unanimous consent of the Company’s sole director at the time. In December 2016, the Company completed the initial closing of capital commitments in its first private offering of shares of common stock to investors (the “Initial Private Offering”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), and other applicable securities laws. The final closing of the Initial Private Offering occurred on December 1, 2017. As of June 30, 2019, in connection with the Initial Private Offering, the Company had total capital commitments of $275,000,000 and had 18,241,157 shares of its common stock for a total purchase price of $275,000,000. The Company has issued an additional 1,557,228 shares of its common stock as part of the Company’s dividend reinvestment plan. Refer to Note 6 for further detail.

As of June 30, 2019, the Company had completed an initial closing under its second private offering (the “Second Private Offering”) and had accepted capital commitments of $146,023,500. Subsequent to June 30, 2019, the Company has completed additional closings under the Second Private Offering totaling $22,200,000. No shares have been issued under these capital commitments and the full amount of capital remains available for the Company to draw down.

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

In the opinion of management, all adjustments, all of which were of a normal recurring nature, considered necessary for the fair presentation of financial statements for the interim period have been included. The results of operations for the current interim period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2019. The interim unaudited financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 29, 2019.

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

Cash and cash equivalents

Cash represents deposits held at financial institutions, while cash equivalents are highly liquid investments held at financial institutions with an original maturity of three months or less at the date of acquisition. At times, the Company’s cash and cash equivalents exceed federally insured limits, subjecting the Company to risks related to the uninsured balance. Cash and cash equivalents are held at large, established, high credit-quality financial institutions, and management believes that risk of loss associated with any uninsured balance is remote.

Deferred Credit Facility Fees

The fees and expenses associated with opening the KeyBank loan facilities or Credit Agreement (as defined below) are being deferred and amortized as part of interest expense using the effective interest method over the term of the Credit Agreement in accordance with ASC 470, Debt. Debt issuance costs associated with the Credit Agreement are classified as a direct reduction of the carrying amount of borrowings with the Credit Agreement, unless there are no outstanding borrowings, in which case the debt issuance costs are presented as an asset.

The fees and expenses associated with opening the CIBC USA Credit Facilities (as defined below) are being deferred and amortized as part of interest expense using the effective interest method over the term of the Credit Facilities in accordance with ASC 470, Debt. Debt issuance costs associated with the Credit Facilities are classified as an asset, regardless of whether there are any outstanding borrowings on the facility.

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

Pursuant to a reverse repurchase agreement with Goldman Sachs, which expired on July 3, 2019, the Company purchased a U.S. Treasury Bill, due July 5, 2019. The value of the related collateral that the Company received for this agreement was $85,980,815 at June 30, 2019. Pursuant to a reverse repurchase agreement with Goldman Sachs which expired on January 2, 2019, the Company purchased a U.S. Treasury Bill, due January 3, 2019. The value of the related collateral that the Company received for this agreement was $79,959,928 at December 31, 2018. At June 30, 2019 and December 31, 2018, the repurchase liability is $85,526,546 and $79,560,129, respectively, which is reflected as Reverse Repurchase Agreement on the Statement of Assets and Liabilities.

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

The Company currently holds, and expects to hold in the future, some investments in its portfolio that contain payment-in-kind (“PIK”) interest provisions. PIK interest is computed at the contractual rate specified in each loan agreement and is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to stockholders to maintain its qualification as a RIC for U.S. federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest and dividend income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest and dividend income is deemed to be collectible. As of June 30, 2019, and December 31, 2018, we have not written off any accrued and uncollected PIK interest and dividends. For the three and six months ended June 30, 2019 approximately 2.4% and 2.0%, respectively, of the Company’s total investment income was attributable to non-cash PIK interest and dividend income. The Company did not have non-cash PIK interest and dividend income for the three and six months ended June 30, 2018.

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

This valuation process includes, among other things, evaluating the underlying investment performance, the portfolio company’s current financial condition and ability to raise additional capital, as well as macro-economic events that may impact valuations. These events include, but are not limited to, current market yields and interest rate spreads of similar securities as of the measurement date. Significant increases or decreases in these unobservable inputs could result in a significantly higher or lower fair value measurement; however, a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase or decrease in these unobservable inputs.

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

Warrants: Fair value of warrants is primarily determined using a Black Scholes option-pricing model. Privately held warrants and equity-related securities are valued based on an analysis of various factors including, but not limited to, the following:

•	Underlying enterprise value of the issuer is estimated based on information available, including any information regarding the most recent rounds of issuer funding. Valuation techniques to determine enterprise value include market multiple approaches, income approaches or approaches that utilize recent rounds of financing and the portfolio company’s capital structure to determine enterprise value. Valuation techniques are also utilized to allocate the enterprise fair value of a portfolio company to the specific class of common or preferred stock exercisable in the warrant. Such techniques take into account the rights and preferences of the portfolio company’s securities, expected exit scenarios, and volatility associated with such outcomes to allocate the fair value to the specific class of stock held in the portfolio. Such techniques include Option Pricing Models, or “OPM,” including back-solve techniques, Probability Weighted Expected Return Models, or “PWERM,” and other techniques as determined to be appropriate.

•	Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on comparable publicly traded companies within indices similar in nature to the underlying company issuing the warrant. Significant increases (decreases) in this unobservable input could result in a significantly lower (higher) fair value, but a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase or decrease in this unobservable input.

•	The risk-free interest rates are derived from the U.S. Treasury yield curve. The risk-free interest rates are calculated based on a weighted average of the risk-free interest rates that correspond closest to the expected remaining life of the warrant. Significant increases (decreases) in this unobservable input could result in a significantly higher (lower) fair value, but a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase or decrease in this unobservable input.

•	Other adjustments, including a marketability discount on private company warrants, are estimated based on judgment about the general industry environment. Significant increases (decreases) in this unobservable input could result in a significantly lower (higher) fair value, but a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase or decrease in this unobservable input.

•	Historical portfolio experience on cancellations and exercises of warrants are utilized as the basis for determining the estimated life of the warrants in each financial reporting period. Warrants may be exercised in the event of acquisitions, mergers or initial public offerings, and cancelled due to events such as bankruptcies, restructuring activities or additional financings. These events cause the expected remaining life assumption to be shorter than the contractual term of the warrants. Significant increases (decreases) in this unobservable input could result in a significantly higher (lower) fair value, but a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase or decrease in this unobservable input.

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

Investment Classification

The Company is a non-diversified company within the meaning of the 1940 Act. The Company classifies its investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual possesses or has the right to acquire within 60 days or less, beneficial ownership of more than 25.0% of the voting securities of a company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through the possession outright, or via the right to acquire within 60 days or less, beneficial ownership of 5.0% or more of the outstanding voting securities of a company.

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

Income Taxes

The Company elected to be treated as a RIC under Subchapter M of the Code starting with its taxable year ended December 31, 2016 and intends to qualify annually for the tax treatment applicable to RICs. Generally, a RIC is not subject to U.S. federal income taxes on distributed income and gains so long as it meets certain source-of-income and asset diversification requirements and it distributes at least 90% of its net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any, to its stockholders. So long as the Company obtains and maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the financial statements of the Company. The Company intends to make sufficient distributions to maintain its RIC tax treatment each year and it does not anticipate paying any material U.S. federal income taxes in the future.

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

If the Company does not qualify to be treated as a RIC for any taxable year, the Company will be taxed as a regular corporation (a “C corporation”) under subchapter C of the Code for such taxable year. If the Company has previously qualified to be treated as a RIC but is subsequently unable to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, the Company would be subject to U.S. federal income tax on all of its taxable income (including its net capital gains) at regular corporate rates. The Company would not be able to deduct distributions to stockholders, nor would it be required to make distributions. In order to requalify as a RIC, in addition to the other requirements discussed above, the Company would be required to distribute all of its previously undistributed earnings attributable to the period it failed to qualify as a RIC by the end of the first year that it intends to requalify as a RIC. If the Company fails to requalify as a RIC for a period greater than two taxable years, it may be subject to regular corporate-level U.S. federal income tax on any net built-in gains with respect to certain of its assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if the Company had been liquidated) that it elects to recognize on requalification or when recognized over the next five years.

Per Share Information

Basic and diluted earnings per common share is calculated using the weighted-average number of common shares outstanding for the period presented. For the three and six months ended June 30, 2019 and 2018, basic and diluted earnings per share of common stock were the same because there were no potentially dilutive securities outstanding. Per share data is based on the weighted-average shares outstanding.

Distributions

The Company generally intends to distribute, out of assets legally available for distribution, substantially all of its available earnings, on a quarterly basis, subject to the discretion of the Board of Directors. For the three and six months ended June 30, 2019, the Company declared dividends in the amount of $15,971,678 and $22,132,302, respectively, of which $3,264,411 and $4,482,867, respectively, was cash and the remainder shares of common stock to stockholders pursuant to the Company’s dividend reinvestment plan. Of these distributions for the three and six months ended June 30, 2019, $7,077,595 and 13,238,219 was paid as of June 30, 2019, respectively, of which $1,407,128 and $2,625,584, respectively, was cash distributed and the remainder distributed in shares to stockholders pursuant to the Company’s dividend reinvestment plan. The remainder of dividends declared during the three months ended June 30, 2019 was paid on July 16, 2019 in the amount of $1,857,283 in cash and $7,036,800 in common stock. For each of the three and six months ended June 30, 2018, the Company declared and paid dividends in the amount of $1,300,250, of which $254,680 was distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s dividend reinvestment plan.

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

Offering costs related to new or follow on offerings will be accumulated and charged to additional paid in capital at the time of closing. As of June 30, 2019 and December 31, 2018, respectively, we had accumulated and recorded $281,487 and $102,865 of deferred offering costs.

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

In March 2019, the SEC issued Final Rule Release No. 33-10618, FAST Act Modernization and Simplification of Regulation S-K, which amends certain SEC disclosure requirements. The amendments are intended to simplify certain disclosure requirements, improve readability and navigability of disclosure documents, and discourage repetition and disclosure of immaterial information. The amendments are effective for all filings submitted on or after May 2, 2019. The Company adopted the requisite amendments effective May 9, 2019. As it pertains to the Company for this Quarterly Report on Form 10-Q, there were no significant changes to the Company’s financial position or disclosures. The Company is still evaluating the impact this amendment will have on its future periodic filings.

Note 3 – Commitments and Contingencies

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time.

At June 30, 2019, the Company had $26,000,000 in unfunded loan commitments to provide debt financing to its portfolio companies. The balance of unfunded commitments to extend financing as of June 30, 2019 was as follows:

Portfolio Company	Investment Type	June 30, 2019

Aria Systems, Inc.	Senior Secured Term Loan	5,000,000
CloudPassage, Inc.	Senior Secured Term Loan	2,500,000
Dejero Labs, Inc.	Senior Secured Term Loan	4,000,000
Dtex Systems, Inc.	Senior Secured Term Loan	7,000,000
Echo Holdings, Inc.	Senior Secured Term Loan	1,500,000
eSilicon Corporation	Senior Secured Term Loan	1,000,000
Mobius Imaging, LLC	Senior Secured Term Loan	4,500,000
Mojix, Inc.	Senior Secured Term Loan	500,000
Total unused commitments to extend financing		$26,000,000

At December 31, 2018, the Company had $41,250,000 in unfunded loan commitments.

The Company’s management believes that its available cash balances, availability under the Credit Agreement and/or ability to drawdown capital from investors provides sufficient funds to cover its unfunded commitments as of June 30, 2019. The Company has evaluated the expected net future cash flows related to unfunded commitments and determined the fair value to be zero as of each of June 30, 2019 and December 31, 2018.

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

Note 5 – Net Increase in Net Assets Resulting from Operations per Common Share

The following information sets forth the computation of basic income/losses per common share for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net increase in net assets resulting from operations	$8,616,198	$2,189,209	$14,449,712	$3,592,518
Per Share Data (1):
Weighted-average shares outstanding for period
Basic	15,727,990	8,692,372	16,280,773	8,680,419
Diluted	15,727,990	8,692,372	16,280,773	8,680,419
Basic and diluted income per common share
Basic	$0.55	$0.25	$0.89	$0.41
Diluted	$0.55	$0.25	$0.89	$0.41

(1)	Per share data is based on average weighted shares outstanding.

Note 6 – Net Assets

The Company has the authority to issue 100,000,000 shares of common stock, $0.01 par value per share. The common shares issued, the price per share and the proceeds raised, since inception, are detailed in the following table:

Issuance Date	Shares Issued	Price Per Share	Gross Proceeds
October 8, 2015	1,667	$15.00	$25,000
December 22, 2016	333,333	15.00	5,000,000
April 19, 2017	1,000,000	15.00	15,000,000
June 26, 2017	1,666,667	15.00	25,000,000
September 12, 2017	2,666,667	15.00	40,000,000
December 22, 2017	3,000,000	15.00	45,000,000
May 31, 2018 (1)	70,563	14.82	1,045,570
August 31, 2018 (1)	117,582	14.92	1,754,244
September 27, 2018	1,997,337	15.02	30,000,000
November 15, 2018(1)	202,779	15.07	3,055,498
January 14, 2019	4,344,964	15.19	66,000,000
March 26, 2019 (1)	326,431	15.14	4,942,168
May 21, 2019 (1)	374,783	15.13	5,670,467
May 24, 2019	3,232,189	15.16	49,000,000
July 16, 2019 (1)(2)	465,090	15.13	7,036,800
Total	19,800,052		$298,529,747

(1)	Shares were issued as part of the dividend reinvestment plan.
(2)	Dividend reinvestment plan shares pending issue as of June 30, 2019.

At each of June 30, 2019 and December 31, 2018, the Company had total commitments of $275,000,000. As of December 31, 2018, $115,000,000 was undrawn. As of June 30, 2019, all capital commitments under the Initial Private Offering had been drawn. Between June 14, 2019 and June 30, 2019, the Company accepted $146,023,500 in capital commitments under its Second Private Offering. No capital commitments under the Second Private Offering had been drawn as of June 30, 2019.

Capital commitments may be drawn down by the Company on a pro rata basis, as needed, upon not less than ten (10) days’ prior written notice for the purposes of funding the Company’s investments (including follow-on investments), paying the Company’s expenses, including fees under the Amended Advisory Agreement, by and between the Company and RGC, and/or maintaining a reserve account for the payment of future expenses or liabilities.

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

As of June 13, 2019, the Company had called all Capital Commitments and held less than 10% of its total assets in cash. As such, pursuant to the Amended Advisory Agreement, the base management fee payable to the Company will now be calculated as an amount equal to 0.4375% (1.75% annualized) of the Company’s average daily Gross Assets during the most recently completed calendar quarter for so long as the aggregate amount of Gross Assets of the Company as of the end of the most recently completed calendar quarter is less than $500,000,000.

RGC earned base management fees of $1,203,125 and $2,406,250, respectively, for each of the three and six months ended June 30, 2019 and 2018.

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

RGC earned incentive fees of $2,734,626 and $4,615,995 for the three and six months ended June 30, 2019. RGC earned no incentive fee for the three and six months ended June 30, 2018. $2,442,435 and $4,005,256, respectively, of the incentive fees for the three and six months ended June 30, 2019 were earned, payable in cash, and $292,191 and $610,739, respectively of the incentive fees for the three and six months ended June 30, 2019 were accrued and generated from deferred interest (i.e., PIK and certain discount accretion) and are not payable pending receipt of cash by the Company. Both currently payable in cash and deferred incentive fees are included in accrued incentive fees in the statement of assets and liabilities as of June 30, 2019.

The capital gains incentive fee consists of fees related to realized gains, realized capital losses and unrealized capital depreciation. With respect to the incentive fee expense accrual related to the capital gains incentive fee, U.S. GAAP requires that the capital gains invective fee accrual consider the cumulative aggregate unrealized appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized appreciation were realized even though such unrealized appreciation is not permitted to be considered in calculating the fee actually payable under the Amended Advisory Agreement. As of each of June 30, 2019 and December 31, 2018, there was no capital gains incentive fee accrued, earned or payable to RGC under the Amended Advisory Agreement.

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

The Company reimbursed the Administrator $318,154 and $564,447 for the three and six months ended June 30, 2019, respectively, and $171,520 and $304,745 for the three and six months ended June 30, 2018, respectively. As of June 30, 2019, the Company had accrued a payable to the Administrator of $127,310. Of the total amount reimbursed and accrued during the three and six months ended June 30, 2019, $175,725 and $359,776, respectively, was related to overhead allocation expense. As of June 30, 2018, the Company accrued a payable to the Administrator of $20,267. Of the total amount reimbursed and accrued during the three and six months ended June 30, 2018, $60,388 and $178,502, respectively, was related to overhead allocation expense. The Company reimbursed the Administrator $614,405 during the year ended December 31, 2018 and accrued a payable of $116,697 due to the Administrator as of December 31, 2018. Administration fees were $103,291 and $284,865 for the three and six months ended June 30, 2019, respectively. Administration fees were $41,158 and $98,303 for the three and six months ended June 30, 2018, respectively.

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

Oaktree Strategic Relationship

In December 2016, RGC entered into a strategic relationship with Oaktree Capital Management, L.P. (“Oaktree”). In connection with the strategic relationship, OCM Growth Holdings, LLC, a Delaware limited liability company (“OCM”) managed by Oaktree, made an initial $125.0 million capital commitment to the Company, which was subsequently increased to $139.0 million (the “Initial OCM Commitment”). On June 14, 2019, the Company accepted a capital commitment from OCM in the amount of $112.5 million (the “Subsequent OCM Commitment and, together with the Initial OCM Commitment, the “OCM Commitment”). OCM has granted a proxy to the Company pursuant to which the shares held by OCM will be voted in the same proportion as the Company’s other stockholders vote their shares.

In connection with the OCM Commitment, the Company entered into a stockholder agreement, dated December 15, 2016, with OCM, pursuant to which OCM has a right to nominate a member of the Company’s Board of Directors for election. Brian Laibow was appointed to the Company’s Board of Directors as OCM’s representative. OCM also holds an interest in RGC and has the right to appoint a member of RGC’s board of managers and a member of RGC’s investment committee. Brian Laibow is OCM’s initial appointee to RGC’s board of managers and investment committee. In connection with the Subsequent OCM Commitment, the Company expects OCM to purchase additional equity in RGC.

Note 8 – Fair Value Measurements

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820. See Note 2 for discussion of the Company’s policies.

The following tables present information about the Company’s assets measured at fair value as of June 30, 2019 and December 31, 2018, respectively:

	As of June 30, 2019 (Unaudited)
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Term Loans	$-	$-	$264,357,266	$264,357,266
Preferred Stock	-	-	461,826	461,826
Warrants	-	-	15,206,802	15,206,802
Total Portfolio Investments	-	-	280,025,894	280,025,894
U.S. Treasury Bill	85,980,815	-	-	85,980,815
Total Investments	$85,980,815	$-	$280,025,894	$366,006,709

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Term Loans	$-	$-	$208,539,353	$208,539,353
Preferred Stock	-	-	461,826	461,826
Warrants	-	-	15,247,210	15,247,210
Total Portfolio Investments	-	-	224,248,389	224,248,389
U.S. Treasury Bill	79,959,928	-	-	79,959,928
Total Investments	$79,959,928	$-	$224,348,389	$304,208,317

The Company recognizes transfers into and out of the levels indicated above at the end of the reporting period. There were no transfers into or out of the levels during the period ended June 30, 2019 and the year ended December 31, 2018.

The following table presents a rollforward of Level 3 assets measured at fair value as of June 30, 2019:

	Preferred Stock	Senior Secured Term Loans	Warrants	Total
Fair value at December 31, 2018	$461,826	$208,539,353	$15,247,210	$224,248,389
Amortization of fixed income premiums or discounts		5,978,725	-	5,978,725
Purchases of investments (1)		139,459,965	2,394,809	141,854,774
Sales of investments		(86,045,780)	(1,015,891)	(87,061,671)
Reorganizations		-	-	-
Realized gain		-	493,308	493,308
Change in unrealized gain (loss)		(3,574,997)	(1,912,634)	(5,487,631)
Fair value at June 30, 2019	$461,826	$264,357,266	$15,206,802	$280,025,894
Change in unrealized gain (loss) on Level 3 investments still held as of June 30, 2019	$-	$(2,572,318)	$(1,303,799)	$(3,876,117)

(1)	Includes PIK interest, reorganization and restructuring of investments.

The following table presents a rollforward of Level 3 assets measured at fair value as of June 30, 2018:

	Preferred Stock	Senior Secured Term Loans	Warrants	Total
Fair value at December 31, 2017	$-	$63,977,756	$4,239,103	$68,216,859
Amortization of fixed income premiums or discounts	-	1,980,637	-	1,980,637
Purchases of investments	-	74,689,235	1,432,263	76,121,498
Sales of investments	-	(9,500,629)	(92,724)	(9,593,353)
Reorganizations	-	(114,629)	114,629	-
Realized gain	-	-	59,792	59,792
Change in unrealized gain (loss)	-	(37,506)	(757,720)	(795,226)
Fair value at June 30, 2018	$-	$130,994,864	$4,995,343	$135,990,207
Change in unrealized gain (loss) on Level 3 investments still held as of June 30, 2018	$-	$(37,506)	$(757,720)	$(795,226)

The following table provides quantitative information regarding Level 3 fair value measurements as of June 30, 2019:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Preferred Stock	$461,826	Recent private market and merger and acquisition transaction prices	N/A	N/A

Senior Secured Term Loans (1)	249,025,346	Discounted Cash Flow analysis	Discount rate	12.7%-30.0% (17.0%)
		Market approach	Origination yield	12.7%-26.0% (15.4%)
	15,331,920	PWERM	Discount rate	22.36%-40.9% (29.7%)

Warrants (2)	15,206,802	Black-Scholes model	Risk-free interest rate	1.7%-1.9% (1.7%)
			Average industry volatility	7.0%-65.0% (30.3%)
			Estimated time to exit	1.0 years-6.4 years (2.9 years)

Total Level 3 Investments	$280,025,894

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2018:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Preferred Stock	$461,826	Recent private market and merger and acquisition transaction prices	N/A	N/A

Senior Secured Term Loans (1)	200,740,155	Discounted Cash Flow analysis	Discount rate	14.6%-30.3% (18.4%)
		Market approach	Origination yield	13.8%-26.0% (16.8%)
	7,799,198	PWERM	Discount rate	24.4%-62.0% (40.3%)

Warrants (2)	13,667,210	Black-Scholes model	Risk-free interest rate	2.5%-2.6% (2.5%)
			Average industry volatility	8.0%-60.0% (25.2%)
			Estimated time to exit	0.5 years-7.1 years (4.1 years)
	1,580,000	Monte Carlo simulation	Risk-free interest rate	2.5%
			Average industry volatility	13.0%

Total Level 3 Investments	$224,248,389

(1)	The significant unobservable inputs used in the fair value measurement of the Company’s debt securities are origination yields and discount rates. The origination yield is defined as the initial market price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The discount rate is related to company-specific characteristics such as underlying investment performance, projected cash flows, and other characteristics of the investment. Significant increases (decreases) in the inputs in isolation may result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. However, a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase or decrease in the unobservable inputs.

(2)	The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are inputs used in the Black Scholes option pricing model (“OPM”) which include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. However, a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase or decrease in the unobservable inputs. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.

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

Note 10 – Credit Facilities

On May 31, 2019, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, as borrower, KeyBank National Association, as administrative agent, syndication agent, and a lender, CIBC Bank USA, as documentation agent and a lender, U.S. Bank National Association, as paying agent, the guarantors from time to time party thereto, and the other lenders from time to time party thereto.

The Credit Agreement provides for borrowings up to a maximum aggregate principal amount of $100 million, subject to availability under a borrowing base that is determined by the number and value of eligible loan investments in the collateral, applicable advance rates and concentration limits, and certain cash and cash equivalent holdings of the Company. The Credit Agreement has an accordion feature that allows the Company to increase the aggregate commitments up to $200 million, subject to new or existing lenders agreeing to participate in the increase and other customary conditions. There can be no assurances that existing lenders will agree to such an increase, or that additional lenders will join the credit facility to increase available borrowings.

Borrowings under the Credit Agreement bear interest on a per annum basis equal to a three-month adjusted LIBOR rate (with a LIBOR floor of zero), plus an applicable margin rate that varies from 3.00% to 2.50% per annum depending on utilization and other factors. During the availability period, the applicable margin rate (i) is 3.00% per annum for interest periods during which the average utilization is less than 60% and (ii) varies from 3.00% to 2.50% per annum when the average utilization equals or exceeds 60% (with 3.00% applying when the eligible loans in the collateral consist of 9 or fewer unaffiliated obligors, 2.75% applying when the eligible loans consist of between 10 and 29 unaffiliated obligors, and 2.50% applying when the eligible loans consist of 30 or more unaffiliated obligors). During the amortization period, the applicable margin rate will be 3.00%. If certain eurodollar disruption events occur, then borrowings under the Credit Agreement will bear interest on a per annum basis equal to (i) a base rate instead of LIBOR that is set at the higher of (x) the federal funds rate plus 0.50% and (y) the prime rate, plus (ii) the applicable margin rate discussed above. Interest is payable quarterly in arrears. The Company also pays unused commitment fees of 0.50% per annum on the unused lender commitments under the Credit Agreement, as well as a minimum earnings fee of 3.00% that will be payable annually in arrears, starting on May 31, 2021, on the average unused commitments below 60% of the aggregate commitments during the preceding 12-month period.

The availability period under the Credit Agreement expires on May 31, 2022 and is followed by a two-year amortization period. The stated maturity date under the Credit Agreement is May 31, 2024.

The Credit Agreement is secured by a perfected first priority security interest in substantially all of the Company’s assets and portfolio investments.

The Credit Agreement contains certain customary covenants and events of default for secured revolving credit facilities of this nature, including, without limitation, maintenance of a tangible net worth as of the last day of each fiscal quarter in excess of the greater of (i) $125 million plus 75% of the net proceeds of sales of equity interests in the Company and (ii) the loan balance of the Company’s four largest obligors; maintenance of an asset coverage ratio as of the last day of each fiscal quarter that equals or exceeds the greater of 150% and the ratio otherwise applicable to the Company under the 1940 Act; maintenance of an interest coverage ratio as of the last day of each fiscal quarter of 2.00 to 1.00; maintenance of a minimum liquidity amount as of the last day of each fiscal quarter; net income not being negative for two consecutive fiscal quarters or any trailing 12-month period; a limitation on incurring additional indebtedness without the prior written consent of the administrative agent (subject to limited exceptions); certain change-of-control events occur at the Company or the Company’s investment adviser; the departure of certain key persons from the Company or the Company’s investment adviser; RGC ceases to be the Company’s investment adviser; maintenance of business-development-company status and regulated-investment-company status; nonpayment; misrepresentation of representations and warranties; breach of covenant; and certain bankruptcy and liquidation events.

On June 22, 2018, the Company entered into a demand loan agreement (the “Uncommitted Facility”) and a revolving loan agreement (the “Committed Facility,” and together with the Uncommitted Facility, the “Credit Facilities”) with CIBC Bank USA (“CIBC”). An amendment to the Credit Facilities was entered into on September 24, 2018 between the Company and CIBC. On May 31, 2019, in conjunction with securing and entering into the new Credit Agreement, the Company terminated the Credit Facilities.

 The maximum principal amount of available borrowings under each of the Uncommitted Facility and the Committed Facility was $30 million (for a combined maximum principal amount under the Credit Facilities of $60 million), subject in each case to availability under the borrowing base, which is based on unused capital commitments. Borrowings under the Credit Facilities bear interest, at the Company’s election at the time of drawdown, at a rate per annum equal to (i) in the case of LIBOR rate loans, the LIBOR rate for the applicable interest period plus 2.50% or (ii) in the case of prime rate loans, CIBC’s prime commercial rate at the time of the borrowing minus 0.50%.

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

As of June 30, 2019, the Company had $0 outstanding under the Credit Agreement and the Credit Facilities. For the three and six months ended June 30, 2019, the weighted average outstanding debt balance was $1,717,033 and $5,348,066, respectively, and the weighted average effective interest rate under the Credit Agreement and Credit Facilities was 5.00% and 5.00%, respectively.

As of December 31, 2018, the Company had $59,500,000 outstanding under the Credit Facilities with maturities as follows:

Loan Facility	Date of Advance	Due Date	Amount	Rate
CIBC Bank USA Committed Loan Facility	10/22/2018	4/20/2019	$4,000,000	5.00%
CIBC Bank USA Committed Loan Facility	11/23/2018	5/22/2019	14,000,000	5.00%
CIBC Bank USA Committed Loan Facility	12/3/2018	6/1/2019	12,000,000	5.00%
CIBC Bank USA Demand Loan Facility	12/3/2018	6/1/2019	4,000,000	5.00%
CIBC Bank USA Demand Loan Facility	12/20/2018	6/18/2019	16,500,000	5.00%
CIBC Bank USA Demand Loan Facility	12/28/2018	6/26/2019	9,000,000	5.00%
			$59,500,000

Note 11 – Financial Highlights

	Three Months Ended June 30, 2019 (Unaudited)	Three Months Ended June 30, 2018 (Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$15.13	$14.82
Net investment income (3)	0.72	0.30
Realized gain (loss)	0.03	-
Change in unrealized appreciation (depreciation)	(0.21)	(0.05)
Dividends	(1.02)	(0.15)
Accretion (4)	0.11	-
Net asset value at end of period	$14.76	$14.92
Total return based on net asset value (2)	(2.45)%	2.02%
Weighted-average shares outstanding for period, basic	15,727,990	8,692,372
Ratio/Supplemental Data:
Net assets at end of period	$292,336,240	$130,378,215
Average net assets (5)	$271,294,464	$129,924,825
Annualized ratio of net operating expenses to average net assets (6)	7.43%	5.45%
Annualized ratio of net increase (decrease) in net assets resulting from operations to average net assets	12.74%	6.78%

	Six Months Ended June 30, 2019 (Unaudited)	Six Months Ended June 30, 2018 (Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$15.14	$14.66
Net investment income (3)	1.19	0.50
Realized gain (loss)	0.03	0.01
Change in unrealized appreciation (depreciation)	(0.34)	(0.09)
Dividends	(1.36)	(0.15)
Accretion (4)	0.10	(0.01)
Net asset value at end of period	$14.76	$14.92
Total return based on net asset value (2)	(2.49)%	1.77%
Weighted-average shares outstanding for period, basic	16,280,773	8,680,419
Ratio/Supplemental Data:
Net assets at end of period	$292,336,240	$130,378,215
Average net assets (5)	$249,634,072	$129,662,278
Annualized ratio of net operating expenses to average net assets (6)	7.35%	5.37%
Annualized ratio of net increase (decrease) in net assets resulting from operations to average net assets	11.67%	5.59%

(1)	Financial highlights are based on weighted-average shares outstanding.
(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.
(3)	Return from investment operations was 4.76% and 2.02% for the three months ended June 30, 2019 and 2018, respectively. Return from investment operations was 7.86% and 3.41% for the six months ended June 30, 2019 and 2018, respectively. Return from investment operations represents returns on net investment income from operations.
(4)	Return from accretion was 0.73% and 0.00% for the three months ended June 30, 2019 and 2018, respectively. Return from accretion was 0.68% and (0.07)% for the six months ended June 30, 2019 and 2018, respectively.
(5)	The annualized ratio of net investment income to average net assets was 16.81% and 8.20% for the three months ended June 30, 2019 and 2018, respectively. The annualized ratio of net investment income to average net assets was 15.71% and 6.73% for the six months ended June 30, 2019 and 2018, respectively.
(6)	The annualized ratio of net operating expenses excluding management and incentive fees, to average net assets was 1.47% and 1.58% for the three months ended June 30, 2019 and 2018, respectively. The annualized ratio of net operating expenses excluding management and incentive fees, to average net assets was 1.48% and 1.52% for the six months ended June 30, 2019 and 2018, respectively.

Note 12 - Subsequent Events

On July 16, 2019, pursuant to our dividend reinvestment plan, we issued 465,090 shares of our common stock, at a price of $15.13 per share for total proceeds of $7,036,800, to stockholders of record as of May 31, 2019 which did not opt out of the dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends.

On July 22, 2019, the Company funded an investment in Massdrop Inc. a San Francisco-based e-commerce company, funding $17,500,000 of a $22,500,000 senior secured loan commitment.

On July 24, 2019, the Company funded, pursuant to the first amendment to the loan and security agreement, an additional investment of $1,000,000 to Sharethis, Inc.

On July 25, 2019, the Company funded, pursuant to an amendment to the loan and security agreement, $625,000 to Aginity, Inc.

On July 26, 2019, the Company funded an investment in INRIX, Inc. a Washington-based global provider of traffic and parking data company, funding $25,000,000 of a $33,000,000 senior secured loan commitment.

On July 30, 2019, The Company’s Board of Directors declared a dividend of $0.45 per share payable on August 26, 2019 to shareholders of record as of August 5, 2019.

On July 31, 2019, the Mojix, Inc. bridge loan matured and was repaid pursuant to the amended loan and security agreement for total proceeds of $1,020,830.

Between July 1, 2019 and August 7, 2019, the Company accepted additional capital commitments under its Second Private Offering of $22,200,000, bringing total available capital commitments under the Second Private Offering to $168,223,500.

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

Although we believe the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this quarterly report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” in in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 29, 2019.

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

We commenced investment activities in portfolio securities during the quarter ended June 30, 2017, and we commenced investment activities in U.S. Treasury Bills during the quarter ended December 31, 2016. In October 2015, in connection with our formation, we issued and sold 1,667 shares of our common stock to R. David Spreng, our President, Chief Executive Officer and Chairman of our Board of Directors, for an aggregate purchase price of $25,000. In December 2016, we completed the initial closing of capital commitments in the Initial Private Offering, in connection with which we called capital and issued 333,333 shares of our common stock to investors for an aggregate purchase price of $5,000,000. The final closing of the Initial Private Offering occurred on December 1, 2017. As of June 30, 2019, in connection with the Initial Private Offering, the Company had total capital commitments of $275,000,000 and had issued 18,241,157 shares of our common stock to stockholders for a total purchase price of $275,000,000. The Company has issued an additional 1,557,228 shares as part of the dividend reinvestment plan.

As of June 30, 2019, the Company had completed an initial closing under the Second Private Offering and had accepted capital commitments of $146,023,500. Subsequent to June 30, 2019, the Company has completed additional closings under the Second Private Offering totaling $22,200,000. No shares have been issued under these capital commitments and the full amount of capital remains available for the Company to drawdown.

Portfolio Composition and Investment Activity

Portfolio Composition

At June 30, 2019, we had investments in twenty-two portfolio companies and held one U.S. Treasury Bill. At December 31, 2018, we had investments in twenty portfolio companies and held one U.S. Treasury Bill. The following table shows the fair value of our investments, by asset class, as of June 30, 2019 and December 31, 2018:

	June 30, 2019 (Unaudited)			December 31, 2018
Investments	Cost	Fair Value	Percentage of Total Portfolio	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
Senior Secured Term Loans	$267,981,293	$264,357,266	72.2%	$208,588,381	$208,539,353	68.5%
Preferred Stock	250,000	461,826	0.1	250,000	461,826	0.2
Warrants	16,885,735	15,206,802	4.2	15,013,511	15,247,210	5.0
Total Portfolio Investments	285,117,028	280,025,894	76.5	223,851,892	224,381,389	73.7

U.S. Treasury Bill	85,980,815	85,980,815	23.5	79,959,928	79,959,928	26.3
Total Investments	$371,097,843	$366,006,709	100.0%	$303,811,820	$304,208,317	100.0%

Investment Activity

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments as well as repayments and sales of existing investments. Our primary investment activity for the six months ended June 30, 2019 was as follows:

•	On January 17, 2019, the Company funded a $750,000 senior secured term loan (Tranche II) to ShareThis Inc. for a purchase price of $750,000.
•	On January 28, 2019, the Company funded a $1,000,000 senior secured term loan (Tranche V) to Mojix, Inc. for a cost of $990,000. An amount of $80,699 was allocated to Tranche V’s cost, which was previously held as an other liability regarding the Company’s receipt of 7,182,145 Series 1 Preferred Warrants on December 20, 2018.
•	On February 11, 2019, the Company funded a $5,000,000 senior secured term loan (Tranche II) to zSpace, Inc. and purchased a warrant to purchase 2,806,830 shares of Series E Preferred Stock for a total cost of $4,950,000.
•	On February 25, 2019, the Company received 205,234 Series A-1 Preferred Warrants with a cost of $244,228, which was allocated to Aginity, Inc.’s original tranche.
•	On March 13, 2019, the AllClear ID, Inc. senior secured loans were prepaid and we were compensated for our shares of the billings present value for total proceeds of $17,232,886.

•	On March 28, 2019, the Company funded a $10,000,000 senior secured term loan to Ouster, Inc. and purchased a warrant to purchase 35,349 shares of Series A Preferred Stock for a total cost of $9,900,000.
•	On March 29, 2019, the Company funded a $15,000,000 senior secured term loan to Scale Computing, Inc. and purchased a warrant to purchase 2,147,926 shares of Series F-1 Preferred Stock for a total cost of $14,850,000.
•	On March 29, 2019, the Company funded a $2,500,000 senior secured revolving promissory note to RealWear, Inc. for a total cost of $2,495,500.
•	On April 9, 2019, the RedSeal, Inc. senior secured loan was prepaid for total proceeds of $16,521,572. The associated warrants were terminated.
•	On April 9, 2019, the Company funded a $500,000 senior secured revolving promissory note to RealWear, Inc. for a total cost of $500,000.
•	On April 17, 2019, pursuant to the Company’s Amended and Restated Warrant to Purchase Preferred Stock, warrants of 1,557,956 Series C Preferred Stock of CareCloud Corporation, with a warrant price of $1.2035 per share were converted to warrants of 2,262,579 Series A-1 Preferred Stock with a warrant price of $0.08287.
•	On May 3, 2019, the Company funded a $15,500,000 senior secured term loan to Echo 360 Holdings, Inc. and purchased a warrant to purchase 1,066,767 shares of Series E Preferred Stock for a total cost of $15,330,000.
•	On May 7, 2019, the zSpace, Inc. senior secured loans were prepaid for total proceeds of $17,964,520.
•	On May 13, 2019, the Company funded a $20,000,000 senior secured term loan to Pivot3, Inc. and purchased a warrant to purchase 2,033,898 shares of Series D Preferred Stock for a total cost of $19,800,000.
•	On May 30, 2019, the Company funded a $1,000,000 bridge loan to Mojix, Inc. and purchased a warrant to purchase 358,849 shares of Series 1 Preferred Stock for a total cost of $1,000,000.
•	On May 31, 2019, the Company funded a $11,000,000 senior secured term loan to Dejero Labs Inc. and purchased a warrant to purchase 333,621 shares of Common Stock for a total cost of $10,850,000.
•	On June 12, 2019, the Company funded a $500,000 senior secured term loan (Tranche II) to 3DNA Corp. (dba NationBuilder) for a purchase price of $495,000.
•	On June 13, 2019, the Company funded a $7,500,000 senior secured term loan to CloudPassage, Inc. and purchased a warrant to purchase 210,938 shares of Series D-1 Stock for a total cost of $7,425,000.
•	On June 14, 2019, in conjunction with its sale to Microsoft Corporation's LinkedIn, Drawbridge, Inc., prepaid its outstanding principal balance of $15.0 million on the senior secured loan. In addition, the Company received cash proceeds of $1,158,359 in connection with the termination of its warrants in Drawbridge, Inc. for total proceeds of $17,502,423.
•	On June 17, 2019, in conjunction with its sale to iCIMS Inc., Jibe, Inc., prepaid its outstanding principal of $7.0 million on the senior secured loan. In addition, the Company received cash proceeds of $146,075 in connection with the termination of its warrants in Jibe, Inc. for total proceeds of $7,716,445.
•	On June 21, 2019, the Company funded a $10,000,000 senior secured term loan (Tranche III) to eSilicon Corporation and purchased a warrant to purchase 990,099 shares of Series H Preferred Stock for a total cost of $9,900,000.
•	On June 21, 2019, the Company funded a $5,500,000 revolving line (Tranche IV) to eSilicon Corporation for a purchase price of $5,500,000.
•	On June 27, 2019, the Company funded an additional $5,500,000 on the revolving line (Tranche IV) to eSilicon Corporation for a purchase price of $5,500,000.
•	On June 28, 2019, pursuant to the Company’s Amended and Restated Loan and Security Agreement, RealWear, Inc. paid down the $3,000,000 revolving note and the Company funded an additional $16,000,000 senior secured term loan to RealWear, Inc. and purchased a warrant to purchase 123,894 shares of Series A Preferred Stock for a total cost of $24,840,000.

Portfolio Reconciliation

The following is a reconciliation of our investment portfolio, including U.S. Treasury Bills, for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019 (unaudited)	Six Months Ended June 30, 2018 (unaudited)
Beginning Investment Portfolio	$304,208,317	$140,721,508
Purchase of Investments	141,472,138	76,121,498
Purchase of U.S. Treasury Bills	155,900,303	138,972,584
Amortization of Fixed Income Premiums and Discounts	6,076,426	2,006,632
Portfolio Investments Repaid	(83,136,368)	(9,593,353)
Sales and Maturities of Investments	(3,542,667)	-
Sales and Maturities of U.S. Treasury Bills	(149,977,117)	(141,513,028)
Realized gain on Investments	493,308	59,792
Net Change in Unrealized Appreciation (Depreciation) on Investments	(5,487,631)	(795,226)
Ending Investment Portfolio	$366,006,709	$205,980,407

Asset Quality

In addition to various risk management and monitoring tools, RGC uses an investment rating system to characterize and monitor the quality of our debt investment portfolio. Equity securities and Treasury Bills are not graded. This debt investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

Investment Rating	Rating Definition

1	Performing above plan and/or strong enterprise profile, value, financial performance/coverage. Maintaining full covenant and payment compliance as agreed.
2	Performing at or reasonably close to plan. Acceptable business prospects, enterprise value, financial coverage. Maintaining key covenant and payment compliance as agreed. All new loans are initially graded Category 2.
3	Performing below plan of record. Potential elements of concern over performance, trends and business outlook. Loan-to-value remains adequate. Potential key covenant non-compliance. Full payment compliance.
4	Performing materially below plan. Non-compliant with material financial covenants. Payment default/deferral could result without corrective action. Requires close monitoring. Business prospects, enterprise value and collateral coverage declining. These investments may be in workout, and there is a possibility of loss of return but no loss of principal is expected.
5	Going concern nature in question. Substantial decline in enterprise value and all coverages. Covenant and payment default imminent if not currently present. Investments are nearly always in workout. May experience partial and/or full loss.

The following table shows the investment rankings of our debt investments at fair value as of June 30, 2019 and December 31, 2018:

	As of June 30, 2019 (Unaudited)			As of December 31, 2018
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$-	0%	-	$14,762,697	4.9%	1
2	177,546,751	48.5%	12	107,685,007	35.4%	9
3	71,478,594	19.5%	4	78,292,451	25.7%	6
4	5,832,000	1.6%	1	7,799,198	2.6%	1
5	9,499,921	2.6%	1	-	-	-
	$264,357,266	72.2%	18	$208,539,353	68.6%	17

Loans and Debt Securities on Non-Accrual Status

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of June 30, 2019 and December 31, 2018, we did not have any loans on non-accrual status.

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

Comparison of the Three Months Ended June 30, 2019 and 2018.

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	Total	Per Share (1)	Total	Per Share (1)

Investment income
Interest income	$16,156,908	$1.03	$4,203,632	$0.48
Other income	239,082	0.01	205,410	0.03
Total investment income	16,395,990	1.04	4,409,042	0.51
	.
Operating expenses
Management fees	1,203,125	0.08	1,203,125	0.14
Incentive fees	2,734,626	0.17	-	0.00
Interest expense	274,255	0.02	44,486	0.01
Professional fees	92,905	0.01	215,529	0.02
Overhead allocation expense	217,922	0.01	91,953	0.02
Directors’ fees	51,000	-	49,500	0.01
Administration fees	103,291	0.01	41,158	0.00
General and administrative expenses	9,723	-	22,831	0.00
Insurance expense	25,072	-	23,970	0.00
Consulting fees	19,775	-	12,000	0.00
Other expenses	294,287	0.02	56,262	0.01
Total operating expenses	5,025,981	0.32	1,760,814	0.21

Net investment income	11,370,009	0.72	2,648,228	0.30
Realized gain on investments	493,308	0.03	-	-
Net change in unrealized appreciation (depreciation) on investments	(3,247,119)	(0.20)	(459,019)	(0.05)
Net increase in net assets resulting from operations	$8,616,198	0.55	$2,189,209	0.25

(1)	The basic per share figures noted above are based on weighted averages of 15,727,990 and 8,692,372 shares outstanding for the three months ended June 30, 2019 and 2018, respectively.

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

Investment income for the three months ended June 30, 2019 was $16,395,990 due primarily to interest income earned on our portfolio investments. Investment income for the three months ended June 30, 2018 was $4,409,042 due primarily to interest income earned on our portfolio investments. The increase in interest income for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was a result of our deployment of capital and increased investment portfolio. Investment income further increased due to prepayment fees and end of term payments received during the three months ended June 30, 2019.

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

Operating expenses for the three months ended June 30, 2019 and 2018 were $5,025,981 and $1,760,814, respectively. Operating expenses increased for the three months ended June 30, 2019 from the three months ended June 30, 2018 primarily due to increased portfolio activity which resulted in increased overhead allocation expense, professional fees, and payment of incentive fees. The increase in overhead allocation expense was driven by allocation of RGC personnel, time, and resources utilized on fund activity. Operating expenses per share for the three months ended June 30, 2019 and 2018 were $0.32 per share and $0.21 per share, respectively.

Incentive Fees

Incentive fees for the three months ended June 30, 2019 were $2,734,626, due primarily to the increase in investment income. $2,442,435 of the incentive fees for the three months ended June 30, 2019 were earned, payable in cash, and included in accrued incentive fees in the statement of assets and liabilities as of June 30, 2019. $292,191 of the incentive fees for the three months ended June 30, 2019 were deferred and accrued, and included in accrued incentive fees in the statement of assets and liabilities as of June 30, 2019. Incentive fees per share for the three months ended June 30, 2019 were $0.17 per share. There were no incentive fees for the three months ended June 30, 2018.

Net Investment Income

Net investment income for the three months ended June 30, 2019 and 2018 were $11,370,009 and $2,648,228 respectively. The net investment income increased for the three months ended June 30, 2019 from the three months ended June 30, 2018 primarily due to interest income earned on our portfolio investments, prepayment fees, and end of term payments, partially offset by increased management and incentive fees and the other operating expenses discussed above. Net investment income per share for the three months ended June 30, 2019 and 2018 were $0.72 per share and $0.30 per share, respectively.

Net Realized Gain on Investment

There were $493,308 in net realized gains on investments for the three months ended June 30, 2019, primarily due to the gains on our warrants for preferred stock on Drawbridge, Inc. and Jibe, Inc. There were no net realized gains or losses on investments for the three months ended June 30, 2018.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Our net change in unrealized depreciation on investments of $3,247,119 for the three months ended June 30, 2019 was primarily due to a decrease in the fair value of our senior secured loan to Aginity, Inc. The net change in unrealized depreciation on investments of $459,019 for the three months ended June 30, 2018 was primarily due to a decrease in the fair value of our senior secured loan to Mojix, Inc. and our warrants for preferred stock of Mojix, Inc.

Net Increase (Decrease) in Net Assets Resulting from Operations

We had an increase in net assets resulting from operations for the three months ended June 30, 2019 and 2018 of $8,616,198 and $2,189,209, respectively. The increase in net assets resulting from operations for the three months ended June 30, 2019 was primarily due to interest and other income earned from portfolio investments, prepayment fees, and end of term payments, partially offset by increased management and incentive fees, professional fees incurred and the net change in unrealized depreciation related to a senior secured loan in our portfolio, Aginity, Inc. The net increase in net assets resulting from operations for the three months ended June 30, 2018 was primarily due to interest and other income earned from our portfolio investments, partially offset by management fees and professional fees incurred.

Comparison of the Six Months Ended June 30, 2019 and 2018.

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Total	Per Share (1)	Total	Per Share (1)

Investment income
Interest income	$28,245,242	$1.73	$7,471,354	$0.86
Other income	301,077	0.02	308,259	0.04
Total investment income	28,546,319	1.75	7,779,613	0.90

Operating expenses
Management fees	2,406,250	0.14	2,406,250	0.28
Incentive fees	4,615,995	0.28	-	0.00
Interest expense	248,483	0.02	66,120	0.01
Professional fees	484,503	0.03	344,086	0.04
Overhead allocation expense	417,661	0.03	210,067	0.02
Directors’ fees	103,000	0.01	99,000	0.01
Administration fees	284,865	0.02	98,303	0.01
General and administrative expenses	11,732	-	62,161	0.01
Insurance expense	50,143	-	47,940	0.01
Consulting fees	47,195	-	25,000	0.00
Other expenses	432,457	0.03	92,734	0.01
Total operating expenses	9,102,284	0.56	3,451,661	0.40

Net investment income	19,444,035	1.19	4,327,952	0.50
Realized gain on investments	493,308	0.03	59,792	0.01
Net change in unrealized appreciation (depreciation) on investments	(5,487,631)	(0.33)	(795,226)	(0.10)
Net increase in net assets resulting from operations	$14,449,712	0.89	$3,592,518	0.41

(1)	The basic per share figures noted above are based on weighted averages of 16,280,773 and 8,680,419 shares outstanding for the six months ended June 30, 2019 and 2018, respectively.

 Investment Income

Investment income for the six months ended June 30, 2019 was $28,546,319 due primarily to interest income earned on our portfolio investments. Investment income for the six months ended June 30, 2018 was $7,779,613 due primarily to interest income earned on our portfolio investments. The increase in interest income for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was a result of our deployment of capital and increased investment portfolio. Investment income further increased due to prepayment fees and end of term payments received during the six-month period ended June 30, 2019.

Operating Expenses

Operating expenses for the six months ended June 30, 2019 and 2018 were $9,102,284 and $3,451,661, respectively. Operating expenses increased for the six months ended June 30, 2019 from the six months ended June 30, 2018 primarily due to increased portfolio activity which resulted in increased overhead allocation expense, professional fees, the payment of incentive fees and interest expense. The increase in interest expense was a result of the use of our subscription line of credit to support our deployment of capital and increasing invested balance. The increase in overhead allocation expense was driven by allocation of RGC personnel, time, and resources utilized on fund activity. Operating expenses per share for the six months ended June 30, 2019 and 2018 were $0.56 per share and $0.40 per share, respectively.

Incentive Fees

Incentive fees for the six months ended June 30, 2019 were $4,615,995 due primarily to the increase in investment income. $4,005,256 of the incentive fees for the six months ended June 30, 2019 were earned, payable in cash, and included in accrued incentive fees in the statement of assets and liabilities as of June 30, 2019. $610,739 of the incentive fees for the six months ended June 30, 2019 were deferred and accrued, and included in accrued incentive fees in the statement of assets and liabilities as of June 30, 2019. Incentive fees per share for the six months ended June 30, 2019 were $0.28 per share. There were no incentive fees for the six months ended June 30, 2018.

Net Investment Income

Net investment income for the six months ended June 30, 2019 and 2018 was $19,444,035 and $4,327,952, respectively. The net investment income increased for the six months ended June 30, 2019 from the six months ended June 30, 2018 primarily due to interest income earned on our portfolio investments, prepayment fees, and end of term payments, partially offset by increased incentive fees and the other operating expenses discussed above. Net investment income per share for the six months ended June 30, 2019 and 2018 were $1.19 per share and $0.50 per share, respectively.

Net Realized Gain on Investment

There were $493,308 in net realized gains on investments for the six months ended June 30, 2019, primarily due to the gains on our warrants for preferred stock on Drawbridge, Inc. and Jibe, Inc. Our net realized gain on investments of $59,792 for the six months ended June 30, 2018 was primarily due to the net realized gain on our warrants for preferred stock of Placecast, Inc.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Our net change in unrealized depreciation on investments of $5,487,613 for the six months ended June 30, 2019 primarily due to a decrease in the fair value of a senior secured loan in our portfolio, Aginity, Inc. The net change in unrealized depreciation on investments of $795,226 for the six months ended June 30, 2018 was primarily due to a decrease in the fair value of our senior secured loan to Mojix, Inc. and our warrants for preferred stock of Mojix, Inc.

Net Increase (Decrease) in Net Assets Resulting from Operations

We had an increase in net assets resulting from operations for the six months ended June 30, 2019 and 2018 of $14,449,712 and $3,592,518, respectively. The increase in net assets resulting from operations for the six months ended June 30, 2019 was primarily due to interest and other income earned from portfolio investments, prepayment fees, and end of term payments, partially offset by increased management and incentive fees, professional fees incurred and the net change in unrealized depreciation related to a senior secured loan in our portfolio, Aginity, Inc. The net increase in net assets resulting from operations for the six months ended June 30, 2018 was primarily due to interest and other income earned from our portfolio investments, partially offset by management fees and professional fees incurred .

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

During the six months ended June 30, 2019, cash and cash equivalents increased to $14,326,032 from $2,527,474 as of December 31, 2018. This increase was primarily the result of the drawing on the remaining capital commitments under the Initial Private Offering net of the purchase of investments in portfolio companies and U.S. Treasury Bills, and was partially offset by the maturity of the U.S. Treasury Bills for $159,560,000.

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

On October 8, 2015, we issued 1,667 shares of our common stock to R. David Spreng, our President, Chief Executive Officer and Chairman of our Board of Directors, for an aggregate purchase price of $25,000. The remaining shares were issued in connection with the Initial Private Offering or pursuant to our dividend reinvestment plan, as follows:

Issuance Date	Shares Issued	Price Per Share	Gross Proceeds
December 22, 2016	333,333	$15.00	$5,000,000
April 19, 2017	1,000,000	15.00	15,000,000
June 26, 2017	1,666,667	15.00	25,000,000
September 12, 2017	2,666,667	15.00	40,000,000
December 22, 2017	3,000,000	15.00	45,000,000
May 31, 2018 (1)	70,563	14.82	1,045,570
August 31, 2018 (1)	117,582	14.92	1,754,244
September 27, 2018	1,997,337	15.02	30,000,000
November 15, 2018 (1)	202,779	15.07	3,055,498
January 14, 2019	4,344,964	15.19	66,000,000
March 26, 2019 (1)	326,431	15.14	4,942,168
May 21, 2019 (1)	374,783	15.13	5,670,467
May 24, 2019	3,232,189	15.16	49,000,000
July 16, 2019 (1)	465,090	15.13	7,036,800
Total	19,798,385		$243,834,280

(1)	Shares were issued as part of the dividend reinvestment plan.

Contractual Obligations

At June 30, 2019, the Company had $26,000,000 in unfunded loan commitments to provide debt financing to eight portfolio companies.

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Reverse repurchase agreement (1)	$85,526,546	$85,526,546	$-	$-	$-
Credit facilities (2)	-	-	-	-	-
Total	$85,526,546	$85,526,546	$-	$-	$-

(1)	Reverse repurchase agreement relates to the purchase of the U.S. Treasury Bill on margin. The reverse repurchase agreement purchased was subsequently repaid in July 2019.

(2)	See “Note 10 – Credit Facilities.” to our financial statements in Part I of this Form 10-Q for more information.

Credit Facilities

On May 31, 2019, we entered into the Credit Agreement with KeyBank National Association, as administrative agent, syndication agent, and a lender, CIBC Bank USA, as documentation agent and a lender, and U.S. Bank National Association, as paying agent. The Credit Agreement provides for borrowings up to a maximum aggregate principal amount of $100 million, subject to availability under a borrowing base that is determined by the number and value of eligible loan investments in the collateral, applicable advance rates and concentration limits, and certain cash and cash equivalent holdings of the Company. The Credit Agreement has an accordion feature that allows the Company to increase the aggregate commitments up to $200 million, subject to new or existing lenders agreeing to participate in the increase and other customary conditions. Borrowings under the Credit Agreement bear interest on a per annum basis equal to a three-month adjusted LIBOR rate (with a LIBOR floor of zero), plus an applicable margin rate that varies from 3.00% to 2.50% per annum depending on utilization and other factors. During the availability period, the applicable margin rate (i) is 3.00% per annum for interest periods during which the average utilization is less than 60% and (ii) varies from 3.00% to 2.50% per annum when the average utilization equals or exceeds 60% (with 3.00% applying when the eligible loans in the collateral consist of 9 or fewer unaffiliated obligors, 2.75% applying when the eligible loans consist of between 10 and 29 unaffiliated obligors, and 2.50% applying when the eligible loans consist of 30 or more unaffiliated obligors). During the amortization period, the applicable margin rate will be 3.00%. If certain eurodollar disruption events occur, then borrowings under the Credit Agreement will bear interest on a per annum basis equal to (i) a base rate instead of LIBOR that is set at the higher of (x) the federal funds rate plus 0.50% and (y) the prime rate, plus (ii) the applicable margin rate discussed above. Interest is payable quarterly in arrears. The Company also pays unused commitment fees of 0.50% per annum on the unused lender commitments under the Credit Agreement, as well as a minimum earnings fee of 3.00% that will be payable annually in arrears, starting on May 31, 2021, on the average unused commitments below 60% of the aggregate commitments during the preceding 12-month period. The availability period under the Credit Agreement expires on May 31, 2022 and is followed by a two-year amortization period. The stated maturity date under the Credit Agreement is May 31, 2024. The Credit Agreement is secured by a perfected first priority security interest in substantially all of the Company’s assets and portfolio investments.

On June 22, 2018, as amended on September 24, 2018, we entered into the Uncommitted Facility and the Committed Facility with CIBC. The maximum principal amount of available borrowings under each of the Uncommitted Facility and the Committed Facility was $30 million (for a combined maximum principal amount under the Credit Facilities of $60 million), subject in each case to availability under the borrowing base, which is based on unused capital commitments. Borrowings under the Credit Facilities bear interest, at our election at the time of drawdown, at a rate per annum equal to (i) in the case of LIBOR rate loans, the LIBOR rate for the applicable interest period plus 2.50% or (ii) in the case of prime rate loans, CIBC’s prime commercial rate at the time of the borrowing minus 0.50%. The Credit Facilities mature on September 19, 2019 and are secured by a perfected first priority security interest in our right, title, and interest in and to the capital commitments of our private investors, including our right to make capital calls, receive and apply capital contributions, enforce remedies and claims related thereto together with capital call proceeds and related rights, and a pledge of the collateral account into which capital call proceeds are deposited. On May 31, 2019, in conjunction with securing and entering into the new Credit Agreement, we terminated the Credit Facilities.

During the six months ended June 30, 2019, the Company drew down $17,750,000 and repaid $77,250,000, of which $0 remains outstanding at June 30, 2019. During the year ended December 31, 2018, the Company drew down $74,500,000 and repaid $15,000,000, of which $59,500,000 remained outstanding at December 31, 2018. Interest is accrued at CIBC’s prime commercial rate less 0.5%. At December 31, 2018 interest was accruing at a rate of 5.0% per annum. See “Note 10 – Credit Facilities” to our financial statements in Part I, Item 1 of this Form 10-Q for more information on the Credit Facilities.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Distributions

To the extent that we have funds available, we intend to make quarterly distributions to our stockholders. Our stockholder distributions, if any, will be determined by our Board of Directors. Any distribution to our stockholders will be declared out of assets legally available for distribution. We anticipate that distributions will be paid from income primarily generated by interest and dividend income earned on investments made by us. We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. During the six months ended June 30, 2019, we declared dividends in the amount of $22,132,302, of which $4,482,867, was paid in cash and the remainder distributed in shares to stockholders pursuant to our dividend reinvestment plan. Of these distributions during the six months ended June 30, 2019, we paid dividends in the amount of $13,238,219, of which $2,625,584, was cash and the remainder distributed in shares to stockholders pursuant to our dividend reinvestment plan. During the year ended December 31, 2018 we declared and paid dividends in the amount of $7,283,810, of which $1,428,498 was distributed in cash and the remainder distributed in shares to stockholders pursuant to our dividend reinvestment plan.

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. The following table shows the dividends per share declared since our formation through June 30, 2019.

Date Declared	Record Date	Payment Date	Amount per Share
May 3, 2018	May 15, 2018	May 31, 2018	$0.15
July 26, 2018	August 15, 2018	August 31, 2018	$0.25
November 1, 2018	October 31, 2018	November 15, 2018	$0.35
March 22, 2019	March 22, 2019	March 26, 2019	$0.40
May 2, 2019	May 7, 2019	May 21, 2019	$0.45
May 2, 2019 (1)	May 31, 2019	July 16, 2019	$0.46

(1)       Distribution recorded as dividend payable as of June 30, 2019.

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

This valuation process includes, among other things, evaluating the underlying investment performance, the portfolio company’s current financial condition and ability to raise additional capital, as well as macro-economic events that may impact valuations. These events include, but are not limited to, current market yields and interest rate spreads of similar securities as of the measurement date. Significant increases or decreases in these unobservable inputs could result in a significantly higher or lower fair value measurement; however, a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase or decrease in these unobservable inputs

Under certain circumstances, we may use an alternative technique to value the debt investments to be acquired by us that better reflects the fair value of the investment, such as the price paid or realized in a recently completed transaction or a binding offer received in an arms-length transaction, the use of multiple probability-weighted cash flow models when the expected future cash flows contain elements of variability or estimates of proceeds that would be received in a liquidation scenario.

Warrants. Fair value of warrants is primarily determined using a Black Scholes option-pricing model. Privately held warrants and equity-related securities are valued based on an analysis of various factors including, but not limited to, the following:

•	Underlying enterprise value of the issuer is estimated based on information available, including any information regarding the most recent rounds of issuer funding. Valuation techniques to determine enterprise value include market multiple approaches, income approaches or approaches that utilize recent rounds of financing and the portfolio company’s capital structure to determine enterprise value. Valuation techniques are also utilized to allocate the enterprise fair value of a portfolio company to the specific class of common or preferred stock exercisable in the warrant. Such techniques take into account the rights and preferences of the portfolio company’s securities, expected exit scenarios, and volatility associated with such outcomes to allocate the fair value to the specific class of stock held in the portfolio. Such techniques include Option Pricing Models, or “OPM,” including back-solve techniques, Probability Weighted Expected Return Models, or “PWERM,” and other techniques as determined to be appropriate.

•	Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on comparable publicly traded companies within indices similar in nature to the underlying company issuing the warrant. Significant increases (decreases) in this unobservable input could result in a significantly lower (higher) fair value, but a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase or decrease in this unobservable input.

•	The risk-free interest rates are derived from the U.S. Treasury yield curve. The risk-free interest rates are calculated based on a weighted average of the risk-free interest rates that correspond closest to the expected remaining life of the warrant. Significant increases (decreases) in this unobservable input could result in a significantly higher (lower) fair value, but a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase or decrease in this unobservable input.

•	Other adjustments, including a marketability discount on private company warrants, are estimated based on our judgment about the general industry environment. Significant increases (decreases) in this unobservable input could result in a significantly lower (higher) fair value, but a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase or decrease in this unobservable input.

•	Historical portfolio experience on cancellations and exercises of warrants are utilized as the basis for determining the estimated life of the warrants in each financial reporting period. Warrants may be exercised in the event of acquisitions, mergers or IPOs, and cancelled due to events such as bankruptcies, restructuring activities or additional financings. These events cause the expected remaining life assumption to be shorter than the contractual term of the warrants. Significant increases (decreases) in this unobservable input could result in a significantly higher (lower) fair value, but a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase or decrease in this unobservable input.

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

Fair Value

The Company’s assets measured at fair value on a recurring basis subject to the requirements of ASC Topic 820 at June 30, 2019 and December 31, 2018 were as follows:

	As of June 30, 2019 (Unaudited)
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Term Loans	$-	$-	$264,357,266	$264,357,266
Preferred Stock	-	-	461,826	461,826
Warrants	-	-	15,206,802	15,206,802
Total Portfolio Investments	-	-	280,025,894	280,025,894
U.S. Treasury Bill	85,980,815	-	-	85,980,815
Total Investments	$85,980,815	$-	$280,025,894	$366,006,709

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Term Loans	$-	$-	$208,539,353	$208,539,353
Preferred Stock	-	-	461,826	461,826
Warrants	-	-	15,380,210	15,380,210
Total Portfolio Investments	-	-	224,381,389	224,381,389
U.S. Treasury Bill	79,959,928	-	-	79,959,928
Total Investments	$79,959,928	$-	$224,381,389	$304,341,317

The Company recognized transfers into and out of the levels indicated above at the end of the reporting period. There were no transfers into or out of the levels during the six months ended June 30, 2019 and the year ended December 31, 2018.

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

Recent Developments

On July 16, 2019, pursuant to our dividend reinvestment plan, we issued 465,090 shares of our common stock, at a price of $15.13 per share for total proceeds of $7,036,800, to stockholders of record as of May 31, 2019 which did not opt out of the dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends.

On July 22, 2019, the Company funded an investment in Massdrop Inc. a San Francisco-based e-commerce company, funding $17,500,000 of a $22,500,000 senior secured loan commitment.

On July 24, 2019, the Company funded, pursuant to the first amendment to the loan and security agreement, an additional investment of $1,000,000 to Sharethis, Inc.

On July 25, 2019, the Company funded, pursuant to an amendment to the loan and security agreement, $625,000 to Aginity, Inc.

On July 26, 2019, the Company funded an investment in INRIX, Inc. a Washington-based global provider of traffic and parking data company, funding $25,000,000 of a $33,000,000 senior secured loan commitment.

On July 30, 2019, The Company’s Board of Directors declared a dividend of $0.45 per share payable on August 26, 2019 to shareholders of record as of August 5, 2019.

On July 31, 2019, the Mojix, Inc. bridge loan matured and was repaid pursuant to the amended loan and security agreement for total proceeds of $1,020,830.

Between July 1, 2019 and August 7, 2019, the Company accepted additional capital commitments under its Second Private Offering of $22,200,000 bringing total available capital commitments under the Second Private Offering to $168,223,500.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We commenced investment activities in portfolio securities during the quarter ended June 30, 2017 and commenced investment activities in U.S. Treasury Bills during the quarter ended December 31, 2016.

On July 24, 2019, the Company funded, pursuant to the first amendment to the loan and security agreement, an additional investment of $1,000,000 to Sharethis, Inc.

On July 25, 2019, the Company funded, pursuant to an amendment to the loan and security agreement, $625,000 to Aginity, Inc.

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

We typically expect that interest rates on the investments held in our portfolio will be based on LIBOR, with many of these investments also having a LIBOR floor. As of June 30, 2019, 100.0%, or $267,981,293 (at cost), of our debt portfolio investments bore interest at variable rates, which are Floating Prime or LIBOR-based and subject to certain floors, and none of our debt portfolio investments bore interest at fixed rates. As of June 30, 2019, 3.0% of our debt portfolio investments, or $8,029,906 (at cost), are subject to a 11.5% cap on cash interest. Any interest above the cap will accrue to principal and be treated as PIK interest. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase our investment income by a maximum of approximately $5,559,744 and decrease our investment income by a maximum of approximately $854,786 on an annual basis.

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

If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, you may lose all or part of your investment. Other than as set forth below, there have been no material changes during the period ended June 30, 2019 to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 29, 2019.

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

The semiconductor industry is subject to many risks, including intense competition, volatility, and increasing costs and complexity of research and development.

A number of the companies in which invest operate in the semiconductor industry. The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. Any future downturns may result in diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices for our portfolio companies. Furthermore, any upturn in the semiconductor industry could result in increased competition for access to third-party foundry and assembly capacity for our portfolio companies. Our portfolio companies are dependent on the availability of this capacity to manufacture and assemble all of their products. These risks that our portfolio companies face could, in turn, materially adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 21, 2019, pursuant to our dividend reinvestment plan, we issued 374,783 shares of our common stock, at a price of $15.13 per share, to stockholders of record as of May 7, 2019 that did not opt out of the dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends.

On May 24, 2019, pursuant to a capital drawdown notice dated May 10, 2019, we issued 3,232,189 shares of our common stock at a price of $15.16 per share for an aggregate offering price of $49,000,000.

Other than pursuant to our dividend reinvestment plan, and except as previously reported by us on our current reports on Form 8-K, we did not sell any securities during the period covered by this Form 10-Q that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement (1)

3.2	Articles of Amendment (2)

3.3	Amended and Restated Bylaws (2)

4.1	Form of Subscription Agreement (3)

10.1	Credit Agreement, dated as of May 31, 2019, by and among the Company, as borrower, KeyBank National Association, as administrative agent and syndication agent, CIBC Bank USA, as documentation agent, U.S. Bank National Association, as paying agent, the guarantors from time to time party thereto, and the lenders from time to time party thereto.(4)

10.2	Document Custody Agreement, dated as of May 31, 2019, by and among the Company, KeyBank National Association, as administrative agent, and U.S. Bank National Association, as document custodian.(4)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2016.
(2)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2017.
(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2017.
(4)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 6, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUNWAY GROWTH CREDIT FUND INC.
Date: August 8, 2019
	By:	/s/ R. David Spreng
R. David Spreng
President, Chief Executive Officer and Chairman of the Board of Directors

Date: August 8, 2019	By:	/s/ Thomas B. Raterman
Thomas B. Raterman
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

