Form 10-Q
period 2019-09-30
Runway Growth Credit Fund Inc.
filed 2019-11-13
CIK 1653384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2019

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

The issuer had 21,990,715 shares of common stock, $0.01 par value per share, outstanding as of November 13, 2019.

RUNWAY GROWTH CREDIT FUND INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RUNWAY GROWTH CREDIT FUND INC.

Statements of Assets and Liabilities

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Investments at fair value:
Non-control/non-affiliate investments at fair value (cost of $365,612,439 and $223,851,892, respectively)	$357,738,881	$224,248,389
Investment in U.S. Treasury Bills at fair value (cost of $59,970,914 and $79,959,928, respectively)	59,970,914	79,959,928
Total investments at fair value (cost of $425,583,353 and $303,811,820, respectively)	417,709,795	304,208,317
Cash and cash equivalents	2,668,355	2,527,474
Deferred offering costs	409,735	102,865
Subscriptions receivable	649,123	-
Accrued interest receivable	1,609,587	1,221,494
Other accounts receivable	482,636	41,160
Prepaid expenses	123,944	120,064
Total assets	423,653,175	308,221,374

Liabilities
Debt:
Credit facilities	65,000,000	59,500,000
Deferred credit facility fees (net of accumulated amortization of $73,880 and $18,470, respectively)	(1,034,317)	(129,759)
Total debt, less unamortized deferred financing costs	63,965,683	59,370,241
Payable for securities purchased	-	80,699
Deferred revenue	-	100,000
Reverse repurchase agreement	59,671,060	79,560,129
Accrued incentive fees	2,639,490	1,071,566
Dividends payable	811,203	-
Due to affiliate	111,685	116,697
Interest payable	394,060	163,981
Accrued expenses and other liabilities	989,443	388,666
Total liabilities	128,582,624	140,851,979

Commitments and contingencies (Note 3)

Net assets
Common stock, $0.01 par value; 100,000,000 shares authorized; 20,324,150 and 11,056,595 shares issued and outstanding, respectively	203,241	110,566
Additional paid-in capital	302,860,650	162,568,188
Distributable (losses) earnings	(7,993,340)	4,690,641
Total net assets	$295,070,551	$167,369,395

Net asset value per share	$14.52	$15.14

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Investment income
From non-control/non-affiliate:
Interest income	$11,082,660	$5,446,310	$38,667,854	$12,013,769
Payment in-kind interest income	543,581	-	1,105,928	-
Other income	146,668	26,500	394,397	939,397
Interest income from U.S. Treasury Bills	8,674	7,125	106,374	67,269
Other income from non-investment sources	52,902	36,144	106,250	275,257
Total investment income	11,834,485	5,516,079	40,380,803	13,295,692

Operating expenses
Management fees	1,238,835	1,203,125	3,645,085	3,609,375
Incentive fees	1,669,053	479,538	6,285,048	479,538
Professional fees	217,741	164,948	702,244	509,034
Interest expense	413,066	188,986	661,548	255,106
Overhead allocation expense	185,016	105,055	602,677	315,122
Administration fee	97,995	49,054	382,860	147,357
Directors’ fees	52,000	57,000	155,000	156,000
General and administrative expenses	3,397	24,311	15,129	86,472
Insurance expense	25,260	23,970	75,403	71,910
Consulting fees	12,830	12,000	60,025	37,000
Other expenses	414,549	103,158	847,006	195,892
Total operating expenses	4,329,742	2,411,145	13,432,025	5,862,806
Net investment income	7,504,743	3,104,934	26,948,778	7,432,886

Realized and unrealized gain (loss) on investments
Realized gain on non-control/non-affiliate investments	-	-	493,308	59,792
Realized (loss) on U.S. Treasury Bills	(966)	-	(966)	-
Net change in unrealized appreciation (depreciation) on non-control/non-affiliate investments	(2,782,423)	493,209	(8,270,054)	(302,017)
Net change in unrealized appreciation (depreciation) on U.S. Treasury Bills	-	439	-	439
Net realized and unrealized gain (loss) on investments	(2,783,389)	493,648	(7,777,712)	(241,786)

Net increase in net assets resulting from operations	$4,721,354	$3,598,582	$19,171,066	$7,191,100

Net increase in net assets resulting from operations per common share	$0.24	$0.41	$1.09	$0.82
Net investment income per common share	$0.38	$0.35	$1.54	$0.85
Weighted-average shares outstanding	19,990,416	8,865,358	17,520,157	8,742,743

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Statements of Changes in Net Assets

(Unaudited)

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
Net increase (decrease) in net assets from operations
Net investment income	$7,504,743	$3,104,934
Realized (loss) on investments and U.S. Treasury Bills	(966)	-
Net change in unrealized appreciation (depreciation) on investments and U.S. Treasury Bills	(2,782,423)	493,648
Net increase in net assets resulting from operations	4,721,354	3,598,582

Distributions to shareholders from:
Dividends paid to shareholders	(9,722,745)	(2,184,724)
Total distributions to shareholders	(9,722,745)	(2,184,724)

Capital share transactions
Issuance of common stock	-	30,000,000
Issuance of common stock under dividend reinvestment plan	7,735,702	1,754,244
Net increase in net assets resulting from capital share transactions	7,735,702	31,754,244

Total increase in net assets	2,734,311	33,168,102

Net assets at beginning of period	292,336,240	130,378,215

Net assets at end of period	$295,070,551	$163,546,317

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Net increase (decrease) in net assets from operations
Net investment income	$26,948,778	$7,432,886
Realized gain on investments	492,342	59,792
Net change in unrealized appreciation (depreciation) on investments and U.S. Treasury Bills	(8,270,054)	(301,578)
Net increase in net assets resulting from operations	19,171,066	7,191,100

Distributions to shareholders from:
Dividends paid to shareholders	(31,855,047)	(3,484,974)
Total distributions to shareholders	(31,855,047)	(3,484,974)

Capital share transactions
Issuance of common stock	115,000,000	30,000,000
Issuance of common stock under dividend reinvestment plan	25,385,137	2,799,814
Net increase in net assets resulting from capital share transactions	140,385,137	32,799,814

Total increase in net assets	127,701,156	36,505,940

Net assets at beginning of period	167,369,395	127,040,377

Net assets at end of period	$295,070,551	$163,546,317

Capital share activity
Shares issued	9,267,555	2,185,482
Shares outstanding at beginning of period	11,056,595	8,668,334
Shares outstanding at end of period	20,324,150	10,853,816

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Cash flows from operating activities
Net increase in net assets resulting from operations	$19,171,066	$7,191,100
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(225,533,774)	(83,214,914)
Purchase of U.S. Treasury Bills	(215,871,217)	(190,456,264)
Payment in-kind interest	(1,105,928)	-
Sale or maturity of investments	94,103,017	11,468,353
Sale or maturity of U.S. Treasury Bills	235,966,606	211,503,227
Realized gain on non-control/non-affiliate investments, including U.S. Treasury Bills	(492,342)	(59,792)
Net change in unrealized (appreciation) depreciation on non-control/non-affiliate investments	8,270,054	302,017
Net change in unrealized (appreciation) depreciation on U.S. Treasury Bills	-	(439)
Amortization of fixed income premiums or discounts	(8,837,895)	(3,170,957)
Amortization of deferred credit facility fees	181,571	44,833
Changes in operating assets and liabilities:
Accrued interest receivable	(388,093)	(422,864)
Other accounts receivable	(441,476)	(433,893)
Prepaid expenses	(3,880)	62,616
Payable for securities purchased	(80,699)	(18,995,710)
Deferred revenue	(100,000)	-
Accrued incentive fees	1,567,924	479,538
Due to portfolio company	-	(3,000,000)
Due to affiliate	(5,012)	25,265
Interest payable	230,079	7,288
Accrued expenses and other liabilities	600,777	252,786
Net cash used in operating activities	(92,769,222)	(68,417,810)

Cash flows from financing activities
Deferred offering costs	(306,870)	-
Deferred credit facility fees	(1,086,129)	(190,340)
Borrowings under credit facilities	82,750,000	15,000,000
Repayments under credit facilities	(77,250,000)	(15,000,000)
Proceeds from reverse purchase agreements	214,791,620	44,775,000
Repayment of reverse purchase agreements	(234,680,689)	-
Dividends paid to shareholders	(6,307,829)	(685,160)
Net cash received from common stock issued	115,000,000	29,765,456
Net cash provided by financing activities	92,910,103	73,664,956

Net increase (decrease) in cash	(140,881)	5,247,146
Cash and cash equivalents at beginning of period	2,527,474	8,141,670
Cash and cash equivalents at end of period	$2,668,355	$13,388,816

Supplemental and non-cash financing cash flow information:
Taxes paid	$1,400	$4,872
Interest paid	182,986	247,818
Non-cash dividend reinvestments	25,385,137	2,799,814

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited)

September 30, 2019

Portfolio Companies	Sub-Industry	Investment Description (1),(2),(5),(6),(11)	Acquisition Date	Principal	Cost	Fair Value (2)	% of Net Assets
Non-control/non-affiliate investments

Senior Secured Term Loans

Aginity, Inc.	Application Software	Tranche I: LIBOR+10.5% PIK, 12.50% floor, 5% ETP, due 11/30/2019 (4),(8),(13)	5/25/2018	$7,386,026	$7,232,349	$2,902,501	0.98%

		Tranche II: LIBOR+10.5% PIK, 12.50% floor, Extension line, due 11/30/2019 (4),(8)(13)	7/25/2019	1,625,000	1,625,000	1,478,623	0.50

Aria Systems, Inc.	Application Software	LIBOR+9.00%, 11.35% floor, 4.5% ETP, due 12/15/2021	6/29/2018	25,000,000	24,828,225	24,473,907	8.30

Brilliant Earth, LLC	Internet Retail	LIBOR+8.25%, 10.40% floor, 4.5% ETP, due 4/15/2023	9/30/2019	35,000,000	33,579,317	33,579,317	11.38

CareCloud Corporation	Health Care Technology	Prime+7.00%, 11.75% floor, 3.5% ETP, due 6/15/2022 (14)	6/19/2018	25,000,000	24,883,287	24,325,745	8.25

Circadence Corporation	Application Software	LIBOR+9.5%, 12.00% floor, 5% ETP, due 6/15/2022 (18)	12/20/2018	18,000,000	15,478,017	15,478,017	5.25

Cloud Passage, Inc.	Data Processing & Outsourced Services	LIBOR+7.50%, 1% PIK, 11.75% floor, 2.75% ETP, due 6/13/2023(4)	6/13/2019	7,519,600	7,219,297	7,219,297	2.45

Dejero Labs Inc.	Data Processing & Outsourced Services	LIBOR+9.25%, 11.75% floor, 4.5% ETP, due 5/31/2023 (3),(7)	5/31/2019	11,000,000	10,736,560	10,736,560	3.64

Dtex Systems, Inc.	Application Software	LIBOR+9.15%, 11.50% floor, 11.5% cash cap, 4% ETP, due 11/15/2021 (15)	6/1/2018	8,363,015	8,432,015	8,432,015	2.86

Echo 360 Holdings, Inc.	Education Services	Tranche I: LIBOR+9.25%, 12.05% floor, 4.0% ETP, due 5/3/2023	5/3/2019	14,000,000	13,701,682	13,701,682	4.64
		Tranche II: LIBOR+9.25%, 12.05% floor, 4.0% ETP, due 5/3/2023	5/3/2019	2,500,000	2,460,649	2,460,649	0.83

eSilicon Corporation	Semi-conductors	Tranche I: LIBOR+10.50%, 13% floor, 5% ETP, due 7/15/2020	7/31/2017	4,166,667	4,505,958	4,505,958	1.53
		Tranche II: LIBOR+10.50%, 13% floor, 5% ETP, due 1/15/2021	2/8/2018	3,333,333	3,486,637	3,486,637	1.18
		Tranche III: LIBOR+10.50%, 13% floor, 5% ETP, due 6/15/2020	6/21/2019	10,000,000	9,887,786	9,887,786	3.35
		Tranche IV: Prime+2.75%, Revolving line, due 6/15/2020	6/21/2019	11,000,000	11,000,000	11,000,000	3.73

INRIX Inc.	Internet Software and Services	Tranche I: LIBOR+8.0%, 10.5% floor, 2.5% ETP, due 7/15/2023	7/26/2019	20,000,000	19,531,477	19,531,477	6.62
		Tranche II: LIBOR+8.0%, 10.5% floor, ROSE loan, 2.5% ETP, due 7/15/2023	7/26/2019	5,000,000	4,680,091	4,680,091	1.59

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited) – (continued)

September 30, 2019

Portfolio Companies	Sub-Industry	Investment Description (1),(2),(5),(6),(11)	Acquisition Date	Principal	Cost	Fair Value (2)	% of Net Assets
Non-control/non-affiliate investments (continued)

Senior Secured Term Loans (continued)

Massdrop, Inc.	Computer & Electronics Retail	LIBOR+8.25%, 10.65% floor, 4% ETP, due 1/15/2023	7/22/2019	$17,500,000	$17,127,095	$17,127,095	5.80%

MingleHealth Care Solutions, Inc.	Healthcare Technology	LIBOR+9.5%, 11.75% floor, 4% ETP, due 8/15/2022	8/15/2018	6,000,000	5,711,487	5,400,923	1.83

Mobius Imaging, LLC	Healthcare Technology	LIBOR+9.25%, 11.50% floor, 4% ETP, due 10/15/2022	11/23/2018	15,500,000	14,087,355	15,611,977	5.29

Mojix, Inc.	Application Software	Tranche I: LIBOR+10.50%, 11.00% floor, 12% cash cap, 5% ETP, due 5/15/2021 (17)	5/16/2017	6,226,376	6,030,939	5,174,153	1.75
		Tranche II: LIBOR+10.50%, 11.00% floor, 12% cash cap, 5% ETP, due 5/15/2021 (17)	8/3/2017	2,075,459	2,014,576	1,724,719	0.58
		Tranche III: LIBOR+10.50%, 11.00% floor, 12% cash cap, 5% ETP, due 5/15/2021 (17)	7/6/2018	518,340	505,960	430,744	0.15
		Tranche IV: LIBOR+10.50%, 11.00% floor, 12% cash cap, 5% ETP, due 5/15/2021 (17)	9/5/2018	517,617	503,956	430,143	0.15
		Tranche V: LIBOR+10.50%, 11.00% floor, 12% cash cap, 5% ETP, due 5/15/2021 (17)	1/28/2019	1,030,808	992,920	856,608	0.29

3DNA Corp.(dba NationBuilder)	Application Software	Tranche I: LIBOR+9.00%, 11.50% floor, 5% ETP, due 4/28/2022	12/28/2018	7,000,000	6,966,329	6,966,329	2.36
		Tranche II: LIBOR+9.00%, 11.50% floor, 5% ETP, due 4/28/2022	6/12/2019	500,000	498,960	498,960	0.17

Ouster, Inc.	Technology Hardware, Storage & Peripherals	LIBOR+8.50%, 10.75% floor, 3.50% ETP, due 5/15/2021 (16)	11/27/2018	10,000,000	9,950,532	9,950,532	3.37

Pivot3, Inc.	Data Processing & Outsourced Services	LIBOR+8.50%, 11.00% floor, 4% ETP, due 11/15/2022	5/13/2019	20,000,000	19,749,753	19,576,957	6.63

RealWear, Inc.	Technology Hardware, Storage & Peripherals	LIBOR+8%, 10.35% floor, 5% ETP, due 6/28/2023 (12)	6/28/2018	25,000,000	24,517,223	24, 517,223	8.31

Scale Computing, Inc.	System Software	LIBOR+9.25%, 11.75% floor, 4.5% ETP, due 9/15/2022	3/29/2019	15,000,000	14,696,808	14,577,700	4.94

ShareThis, Inc.	Data Processing & Outsourced Services	Tranche I: LIBOR+9.25%, 11.60% floor, 5% ETP, due 6/15/2022	12/3/2018	19,250,000	17,834,429	17,834,429	6.04
		Tranche II: LIBOR+9.25%, 11.60% floor, 5% ETP, due 6/15/2022	1/17/2019	750,000	687,112	687,112	0.23
		Tranche III: LIBOR+9.25%, 11.60% floor, 5% ETP, due 6/15/2022	7/24/2019	1,000,000	899,187	899,187	0.31

Total Senior Secured Term Loans					$346,042,968	$340,145,053	115.28%

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited) – (continued)

September 30, 2019

Portfolio Companies	Sub-Industry	Investment Description (1),(2),(5),(6),(11)	Acquisition Date	Principal/ Shares	Cost	Fair Value (2)	% of Net Assets
Preferred Stock (8)

Aria Systems, Inc.	Application Software	Series G Preferred Stock	7/10/2018	289,419	$250,000	$461,826	0.16%

Warrants (8)

Aginity, Inc.	Application Software	Warrant for Series A Preferred Stock, exercise price $1.949/share, expires 5/25/2028	5/25/2018	359,159	167,727	-	0.00

		Warrant for Series A-1 Preferred Stock, exercise price $0.01/share, expires 2/25/2029	2/25/2019	205,234	151,873	-	0.00

AllClear ID, Inc.	Specialized Consumer Services	Warrant for Common Stock, exercise price $0.01/share, expires 9/1/2027	9/1/2017	870,514	1,749,733	906,205	0.31

Aria Systems, Inc.	Application Software	Warrant for Series G Preferred Stock, exercise price $0.8638/share, expires 6/29/2028	6/29/2018	2,170,641	770,578	1,786,438	0.60

Aspen Group Inc.	Education Services	Warrant for Common Stock, exercise price $6.87/share, expires 7/25/2022	7/25/2017	224,174	583,301	-	0.00

Brilliant Earth, LLC	Internet Retail	Warrant for Class P Units, exercise price $9.29/share, expires 9/1/2029	9/30/2019	333,333	973,000	973,000	0.33

CareCloud Corporation	Healthcare Technology	Warrant for Series A-1 Preferred Stock, exercise price $0.8287/share, expires 6/16/2025 (14)	4/17/2019	2,262,579	394,163	640,310	0.22

Circadence Corporation	Application Software	Warrant for Series A-5 Preferred Stock, exercise price $1.08/share, expires 12/20/2028 (18)	12/20/2018	1,666,667	3,630,000	3,385,000	1.14

CloudPassage, Inc.	Data Processing & Outsourced Services	Warrant for Series D-1 Preferred Stock, exercise price $1.60/share, expires 6/13/2029	6/13/2019	210,938	273,798	268,102	0.09

Dejero Labs Inc.	Data Processing & Outsourced Services	Warrant for Common Stock, exercise price $0.6000/share, expires 6/1/2025(3) (7)	5/31/2019	333,621	192,499	195,650	0.07

Dtex Systems, Inc.	Application Software	Warrant for Series C-Prime Preferred Stock, exercise price $0.6000/share, expires 6/1/2025(15)	6/1/2018	500,000	59,000	57,500	0.02
		Warrant for Series C-Prime Preferred Stock, exercise price $0.6000/share, expires 7/22/2029(15)	7/22/2019	833,333	114,719	115,833	0.04

Echo 360 Holdings, Inc.	Education Services	Warrant for Series E Preferred Stock, exercise price $1.5963/share, expires 5/3/2029	5/3/2019	1,066,767	299,762	293,361	0.10

eSilicon Corporation	Semiconductors	Warrant for Series H Preferred Stock, exercise price $1.01/share, expires 7/31/2027	7/31/2017	1,485,149	543,564	972,772	0.33
		Warrant for Series H Preferred Stock, exercise price $1.01/share, expires 6/11/2029	6/21/2019	990,099	312,871	455,446	0.15

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited) – (continued)

September 30, 2019

Portfolio Companies	Sub-Industry	Investment Description (1),(2),(5),(6),(11)	Acquisition Date	Principal/ Shares	Cost	Fair Value (2)	% of Net Assets
Non-control/non-affiliate investments (continued)

Warrants (8) (continued)

INRIX Inc.	Internet Software and Services	Warrant for Common Stock, exercise price $9.29/share, expires 7/26/2029	7/26/2019	150,804	$522,083	$510,924	0.17%

Massdrop Inc.	Computer & Electronics Retail	Warrant for Series B Preferred Stock, exercise price $1.1/share, expires 7/22/2029	7/22/2019	848,093	183,188	189,125	0.06

Mingle HealthCare Solutions, Inc.	Healthcare Technology	Warrant for Series AA Preferred Stock, exercise price $0.24/share, expires 8/15/2028	8/15/2018	1,625,000	492,375	-	0.00

Mobius Imaging, LLC	Healthcare Technology	Warrant for next round securities, exercise price $136/share, expires 11/23/2028	11/23/2018	7,123	1,820,000	1,937,500	0.65

Mojix, Inc.	Application Software	Warrant for Common Stock exercise price $10.64/share, expires 5/16/2027 (17)	5/16/2017	164,427	417,645	-	0.00
		Warrant for Series 1 Preferred Stock exercise price $0.28/share, expires 12/20/2028 (17)	12/20/2018	7,176,973	806,991	-	0.00
		Warrant for Series 1 Preferred Stock exercise price $0.28/share, expires 5/30/2029 (17)	5/30/2019	358,849	21,531	-	0.00

3DNA Corp. (dba NationBuilder)	Application Software	Warrant for Series C-1 Preferred Stock exercise price $1.4643/share, expires 12/28/2028	12/28/2018	273,164	104,138	98,066	0.03

Ouster, Inc.	Technology Hardware, Storage & Peripherals	Warrant for Series A Preferred Stock, exercise price $11.3158/share, expires 11/27/2028 (16)	11/27/2018	53,023	103,010	139,906	0.05

Pivot3, Inc.	Data Processing &Outsourced Services	Warrant for Series D Preferred Stock, exercise price $0.59/share, expires 5/13/2029	5/13/2019	2,033,898	216,610	164,746	0.06

Realwear, Inc.	Technology Hardware, Storage & Peripherals	Warrant for Series A Preferred Stock, exercise price $4.4464/share, expires 10/5/2028 (12)	10/5/2018	112,451	135,841	400,434	0.14
		Warrant for Series A Preferred Stock, exercise price $4.4464/share, expires 12/28/2028 (12)	12/28/2018	22,491	25,248	74,427	0.02
		Warrant Series A Preferred Stock, exercise price $6.78/share, expires 6/27/2029 (12)	6/27/2019	123,894	380,850	340,709	0.12

Scale Computing, Inc.	System Software	Warrant for Series F-1 Preferred Stock exercise price $0.8031/share, expires 3/29/2029	3/29/2019	2,147,926	345,816	317,893	0.11

SendtoNews Video, Inc.	Advertising	Warrant for Class B Non-Voting Stock, exercise price $0.67/share, expires 6/30/2027 (3) (7)	6/30/2017	191,500	246,461	57,000	0.02

ShareThis, Inc.	Data Processing & Outsourced Services	Warrant for Series D-3 Preferred Stock, exercise price $2.4320/share, expires 12/3/2028	12/3/2018	647,615	2,162,000	2,162,000	0.73

zSpace, Inc.	Technology Hardware, Storage & Peripherals	Warrant for Series E Preferred Stock, exercise price $0.90/share, expires 12/29/2027	12/29/2017	1,896,966	707,568	436,046	0.15
		Warrant for Series E Preferred Stock, exercise price $0.90/share, expires 2/11/2029	2/11/2019	2,806,830	411,528	253,609	0.09
Total Warrants					19,319,471	17,132,002	5.80%

Total non-control/non-affiliate investments					365,612,439	357,738,881	121.24%

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited) – (continued)

September 30, 2019

Portfolio Companies	Sub-Industry	Investment Description (5), (6)	Acquisition Date	Principal/ Shares	Cost	Fair Value (2)	% of Net Assets
U.S. Treasury		U.S. Treasury Bill, 1.59%, due 10/8/2019(10)		-	$59,970,914	$59,970,914	20.32%

Total Investments					$425,583,353	$417,709,795	141.56%

(1)	Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates, as applicable. Unless otherwise indicated, all of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to the 3-Month London Interbank Offered Rate (“LIBOR”) or the U.S. Prime Rate. At September 30, 2019, the 3-Month LIBOR was 2.09% and the U.S. Prime Rate was 5.00%.

(2)	All investments in portfolio companies, which as of September 30, 2019 represented 121.24% of the Company’s net assets, are restricted as to resale and were valued at fair value as determined in good faith by the Company’s Board of Directors.

(3)	Investment is not a qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 3.72% of total investments at fair value as of September 30, 2019. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying assets until such time as it complies with the requirements of Section 55(a).

(4)	Represents a PIK security. PIK interest will be accrued and paid at maturity.

(5)	All investments are valued using unobservable inputs, except the U.S. Treasury Bills which are valued using observable inputs.

(6)	All investments are domiciled in the United States, unless otherwise noted.

(7)	Investment is domiciled in Canada.

(8)	Investments are non-income producing.

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited) – (continued)

September 30, 2019

(9)	Investments are held at Fair Value net of the Fair Value of Unfunded Commitments. See Note 3 for additional detail.

(10)	Treasury bills with $60,000,000 in aggregate of par value were purchased pursuant to a 5.00% reverse repurchase agreement with Goldman Sachs, dated September 27, 2019, due October 4, 2019, with a repurchase price of $60,000,000 and collateralized by a 1.59% U.S. Treasury Bill due October 8, 2019 with a par value of $60,000,000 and fair value of $59,970,914.

(11)	Disclosures of end-of-term-payments (“ETP”) are one-time payments stated as a percentage of original principal amount.

(12)	As of June 28, 2019, pursuant to the Company’s Amended and Restated Loan and Security Agreement, RealWear, Inc. paid down the $3,000,000 revolving note. The Company funded an additional $16,000,000 senior secured term loan to RealWear, Inc. and purchased a warrant to purchase 123,894 shares of Series A Preferred Stock for a total cost of $24,840,000.

(13)	As of July 23, 2019, the Aginity, Inc. loan and security agreement was amended to: (a) extend a loan amount maximum of $2,000,000, which shall not exceed a maximum of $500,000 per month; and, (b) modify the maturity date to be the earlier of the closing date of the sale of Aginity, Inc. or November 30, 2019. Effective July 1, 2019, the Company has placed Aginity, Inc. at non-accrual status.

(14)

As of April 17, 2019, the CareCloud Corporation warrant to purchase preferred stock was amended to change the warrant entitlement of the Company from Series C Preferred Stock to Series A-1 Preferred Stock at 2,262,579 shares at an exercise price of $0.8287 per share.

(15)	As of July 11, 2019, the Dtex Systems, Inc. (“Dtex”) loan and security agreement was amended to: (a) extend the amortization date to October 15, 2019; (b) PIK all interest through September 15, 2019; and, (c) increase the applicable interest rate by 1.50% through September 15, 2019. Pursuant to the amendment, on July 11, 2019 the Company received an additional warrant to purchase 833,333 shares of Series C-Prime Preferred Stock at an exercise price of $0.60. As of October 29, 2019, the loan and security agreement was further amended to extend the amortization date to November 15, 2019.

(16)	As of August 5, 2019, in exchange for modification to certain financial covenants in the Loan and Security Agreement, the Ouster, Inc. warrant was modified to increase the Company's warrant coverage from 4% of the Loan Amount to 6% of the Loan Amount. The warrant price per share remains $11.3158, subject to adjustment as provided for under terms of the warrant agreement.

(17)	As of October 22, 2019, the Mojix, Inc. loan and security agreement was amended to extend the amortization date to June 30, 2020.

(18)	As of October 31, 2019, the Circadence Corporation loan and security agreement was amended to: (a) extend the amortization date to July 15, 2020; (b) increase the ETP to 6% of the original principal amount; and, (c) modify the maturity date to December 15, 2022. Pursuant to the amendment, on October 31, 2019 the Company received an additional warrant to purchase 416,667 shares of Series A-5 Preferred Stock at an exercise price of $1.08.

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited) – (continued)

September 30, 2019

The following tables show the fair value of our portfolio of investments (excluding any U.S. Treasury Bills held) by geographic region and industry as of September 30, 2019:

	September 30, 2019
Geographic Region	Investments at Fair Value	Percentage of Net Assets
Western United States	$197,798,537	67.03%
Pacific Northwestern United States	50,055,284	16.96
Northeastern United States	34,005,169	11.53
Southeastern United States	24,966,055	8.46
South Central United States	20,647,908	7.00
Midwestern United States	19,276,718	6.53
Canada	10,989,210	3.73
Total	$357,738,881	121.24%

	September 30, 2019
Industry	Investments at Fair Value	Percentage of Net Assets
Application Software	$74,751,383	25.33%
Data Processing & Outsourced Services	59,744,040	20.25
Healthcare Technology	47,916,455	16.24
Technology Hardware, Storage & Peripherals	36,112,886	12.24
Internet Retail	34,552,317	11.71
Semiconductors	30,308,599	10.27
Internet Software and Services	24,722,491	8.38
Computer & Electronics Retail	17,316,220	5.87
Education Services	16,455,692	5.58
System Software	14,895,593	5.05
Specialized Consumer Services	906,205	0.30
Advertising	57,000	0.02
Total	$357,738,881	121.24%

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

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments – (continued)

December 31, 2018

(8)	Investments are non-income producing.

(9)	As of September 29, 2018, the Mojix, Inc. (“Mojix”) loan and security agreement was amended to: (a) increase the LIBOR spread from 10.0% to 10.5%; (b) require existing shareholders to invest additional amounts of equity in Mojix; and, (c) make certain adjustments to the length and timing of interest-only periods based on the accomplishment of performance milestones. In exchange, the Company has agreed to provide forbearance on certain covenant defaults and make available, upon certain additional equity investment by the shareholders, the remaining $2,000,000 under the original loan commitment. As of December 31, 2018, the Company has funded $1,000,000 in a third and fourth tranche in the amount of $500,000 each.

(10)	In connection with the Amended and Restated Certificate of Incorporation dated September 4, 2018, each one warrant share of Series E Preferred Stock converted into one one-hundredth of a warrant share of Common Stock. The Company previously held 16,442,732 in warrants for Series E Preferred Stock which converted into 164,427 warrants for common stock.

(11)	Investments are held at Fair Value net of the Fair Value of Unfunded Commitments. See Note 3 for additional detail.

(12)	A treasury bill with $80,000,000 of par value was purchased pursuant to a 4.90% reverse repurchase agreement with Goldman Sachs, dated December 26, 2018, due January 2, 2019, with a repurchase price of $80,000,000 and collateralized by a 2.254% U.S. Treasury Bill due January 3, 2019 with a par value of $80,000,000 and fair value of $79,959,928.

(13)	Disclosures of end-of-term-payments (“ETP”) are one-time payments stated as a percentage of original principal amount.

(14)	On November 27, 2018, the Company entered into a Loan & Security Agreement whereby, upon attainment of certain financial milestones Ouster may borrow up to $10,000,000 under the facility. As of December 31, 2018, Ouster had not met the conditions required to borrow any amount under the loan facility. Upon borrowing under the loan facility the Company will receive a Warrant to purchase up to $400,000, or 353,348 shares of Series A preferred stock of Ouster at an exercise price of $11.3158 per share, with the number of shares calculated based on the amount of borrowings under the facility. In the event Ouster fails to meet required financial milestone for borrowing by March 31, 2019, the facility will terminate.

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

In October 2015, in connection with the Company’s formation, the Company issued and sold 1,667 shares of common stock to R. David Spreng, the President and Chief Executive Officer of the Company and Chairman of the Company’s Board of Directors, for an aggregate purchase price of $25,000. The sale of shares of common stock was approved by the unanimous consent of the Company’s sole director at the time. In December 2016, the Company completed the initial closing of capital commitments in its first private offering of shares of common stock to investors (the “Initial Private Offering”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), and other applicable securities laws. The final closing of the Initial Private Offering occurred on December 1, 2017. As of September 30, 2019, in connection with the Initial Private Offering, the Company had no remaining outstanding capital commitments and had issued 18,241,157 shares of its common stock for a total purchase price of $275,000,000. The Company has issued an additional 2,081,327 shares of its common stock as part of the Company’s dividend reinvestment plan since inception. Refer to Note 6 for further detail.

As of September 30, 2019, the Company had completed multiple closings under its second private offering (the “Second Private Offering”). As of September 30, 2019, the Company had accepted capital commitments of $170,573,500. Subsequent to September 30, 2019, the Company has completed additional closings under the Second Private Offering totaling $2,000,000 and had issued 1,666,667 shares of its common stock for a total purchase price of $25,000,000 in connection with the Second Private Offering.

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

Subscriptions receivable

Subscriptions receivable represents amounts due from investors when capital is called under subscription agreements and not yet received; and, dividend amounts to be paid in stock under the Company’s dividend reinvestment plan. As of September 30, 2019, $649,123 represented shares to be issued under the dividend reinvestment plan relating to the special dividend declared on September 27, 2019 to shareholders of record as of September 30, 2019 and paid on November 12, 2019. As of November 13, 2019, there were no subscriptions receivable outstanding.

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

Pursuant to a reverse repurchase agreement with Goldman Sachs, which expired on October 4, 2019, the Company purchased a U.S. Treasury Bill, due October 8, 2019. The value of the related collateral that the Company received for this agreement was $59,970,914 at September 30, 2019. Pursuant to a reverse repurchase agreement with Goldman Sachs which expired on January 2, 2019, the Company purchased a U.S. Treasury Bill, due January 3, 2019. The value of the related collateral that the Company received for this agreement was $79,959,928 at December 31, 2018. At September 30, 2019 and December 31, 2018, the repurchase liability is $59,671,060 and $79,560,129, respectively, which is reflected as Reverse Repurchase Agreement on the Statement of Assets and Liabilities.

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

The Company currently holds, and expects to hold in the future, some investments in its portfolio that contain payment-in-kind (“PIK”) interest provisions. PIK interest is computed at the contractual rate specified in each loan agreement and is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to stockholders to maintain its qualification as a RIC for U.S. federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest and dividend income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest and dividend income is deemed to be collectible. As of September 30, 2019, and December 31, 2018, the Company has not written off any accrued and uncollected PIK interest and dividends. As of September 30, 2019, the Company had one loan on non-accrual status with total interest of $563,961 that would have been accrued into income. Had the loan not been on non-accrual status, $271,847 would be payable, and $292,113 would be original issue discount. For the three and nine months ended September 30, 2019, approximately 4.6% and 2.7%, respectively, of the Company’s total investment income was attributable to non-cash PIK interest and dividend income. The Company did not have non-cash PIK interest and dividend income for the three and nine months ended September 30, 2018.

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

With respect to investments for which market quotations are not readily available, the Company undertakes a multi-step valuation process each quarter, as described below:

•	The quarterly valuation process begins with each portfolio company investment being initially valued by RGC’s investment professionals that are responsible for the portfolio investment;

•	Preliminary valuation conclusions are then documented and discussed with RGC’s senior investment team;

•	At least once annually, the valuation for each portfolio investment is reviewed by one or more independent valuation firms. Certain investments, however, may not be evaluated by the applicable independent valuation firm if the net asset value and other aspects of such investments in the aggregate do not exceed certain thresholds;

•	The Audit Committee then reviews these preliminary valuations from RGC and the applicable independent valuation firm, if any, and makes a recommendation to our Board of Directors regarding such valuations; and

•	The Company’s Board of Directors reviews the recommended preliminary valuations and determines the fair value of each investment in the Company’s portfolio, in good faith, based on the input of RGC, the applicable independent valuation firm and the Audit Committee.

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

Investment Classification

The Company is a non-diversified company within the meaning of the 1940 Act. The Company classifies its investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual possesses, or has the right to acquire within 60 days or less, beneficial ownership of more than 25.0% of the voting securities of a company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through the possession outright, or via the right to acquire within 60 days or less, beneficial ownership of 5.0% or more of the outstanding voting securities of a company.

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

Income Taxes

The Company elected to be treated as a RIC under Subchapter M of the Code starting with its taxable year ended December 31, 2016, has qualified, currently qualifies, and intends to qualify annually for the tax treatment applicable to RICs. Generally, a RIC is not subject to U.S. federal income taxes on distributed income and gains so long as it meets certain source-of-income and asset diversification requirements and it distributes at least 90% of its net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any, to its stockholders. So long as the Company obtains and maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any U.S. federal income tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the financial statements of the Company. The Company intends to make sufficient distributions to maintain its RIC tax treatment each year and it does not anticipate paying any material U.S. federal income taxes in the future.

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

Per Share Information

Basic and diluted earnings per common share is calculated using the weighted-average number of common shares outstanding for the period presented. For the three and nine months ended September 30, 2019 and 2018, basic and diluted earnings per share of common stock were the same because there were no potentially dilutive securities outstanding. Per share data is based on the weighted-average shares outstanding.

Distributions

The Company generally intends to distribute, out of assets legally available for distribution, substantially all of its available earnings, on a quarterly basis, subject to the discretion of the Board of Directors. For the three and nine months ended September 30, 2019, the Company declared dividends in the amount of $9,722,744 and $31,855,046, respectively, of which $1,987,041 and $6,469,908, respectively, was cash and the remainder shares of common stock to stockholders pursuant to the Company’s dividend reinvestment plan. Of these distributions for the three and nine months ended September 30, 2019, $8,911,541 and $31,043,843 was paid as of September 30, 2019, respectively, of which $1,824,961 and $6,307,828, respectively, was cash distributed and the remainder distributed in shares to stockholders pursuant to the Company’s dividend reinvestment plan. The remainder of dividends declared during the three months ended September 30, 2019 was paid on November 12, 2019 in the amount of $162,080 in cash and $649,123 in common stock. For the three months ended September 30, 2018, the Company declared and paid dividends in the amount of $2,184,724 of which $430,480 was distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s dividend reinvestment plan. For the nine months ended September 30, 2018, the Company declared and paid dividends in the amount of $3,484,974 of which $685,160 was distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s dividend reinvestment plan.

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

Offering costs related to new or follow on offerings will be accumulated and charged to additional paid in capital at the time of closing. These offering costs are subject to a cap of $600,000, excluding placement agent fees which have no cap, of which the Company will bear the cost. As of September 30, 2019 and December 31, 2018, respectively, the Company had accumulated and recorded $409,735 and $102,865 of deferred offering costs. As of September 30, 2019, $98,602 in placement agent fees had been incurred and included within deferred offering costs. As of December 31, 2018, no placement agent fees had been incurred. Under the terms of the Second Private Offering, offering costs in excess of $600,000, excluding placement agent fees, will be reimbursed by RGC.

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

At September 30, 2019, the Company had $35,875,000 in unfunded loan commitments to provide debt financing to its portfolio companies. The balance of unfunded commitments to extend financing as of September 30, 2019 was as follows:

Portfolio Company	Investment Type	September 30, 2019
Aginity, Inc.	Extension Loan	$375,000
Aria Systems, Inc.	Senior Secured Term Loan	2,500,000
Brilliant Earth, LLC	Senior Secured Term Loan	5,000,000
CloudPassage, Inc.	Senior Secured Term Loan	2,500,000
Dejero Labs, Inc.	Senior Secured Term Loan	4,000,000
Dtex Systems, Inc.	Senior Secured Term Loan	7,000,000
Echo Holdings, Inc.	Senior Secured Term Loan	500,000
eSilicon Corporation	Revolving Line	1,000,000
INRIX Inc.	ROSE Loan	8,000,000
Massdrop Inc.	Senior Secured Term Loan	5,000,000
Total unused commitments to extend financing		$35,875,000

At December 31, 2018, the Company had $41,250,000 in unfunded loan commitments.

The Company’s management believes that its available cash balances, availability under the Credit Agreement and/or ability to drawdown capital from investors provides sufficient funds to cover its unfunded commitments as of September 30, 2019. The Company has evaluated the expected net future cash flows related to unfunded commitments and determined the fair value to be zero as of September 30, 2019 and December 31, 2018.

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

Note 5 – Net Increase in Net Assets Resulting from Operations per Common Share

The following information sets forth the computation of basic income/losses per common share for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net increase in net assets resulting from operations	$4,721,354	$3,598,582	$19,171,066	$7,191,100
Per Share Data (1):
Weighted-average shares outstanding for period
Basic	19,990,416	8,865,358	17,520,157	8,742,743
Diluted	19,990,416	8,865,358	17,520,157	8,742,743
Basic and diluted income per common share
Basic	$0.24	$0.41	$1.09	$0.82
Diluted	$0.24	$0.41	$1.09	$0.82

(1)	Per share data is based on average weighted shares outstanding.

Note 6 – Net Assets

The Company has the authority to issue 100,000,000 shares of common stock, $0.01 par value per share. The common shares issued, the price per share and the proceeds raised, since inception, are detailed in the following table:

Issuance Date	Shares Issued	Price Per Share	Gross Proceeds
October 8, 2015	1,667	$15.00	$25,000
December 22, 2016	333,333	15.00	5,000,000
April 19, 2017	1,000,000	15.00	15,000,000
June 26, 2017	1,666,667	15.00	25,000,000
September 12, 2017	2,666,667	15.00	40,000,000
December 22, 2017	3,000,000	15.00	45,000,000
May 31, 2018 (1)	70,563	14.82	1,045,570
August 31, 2018 (1)	117,582	14.92	1,754,244
September 27, 2018	1,997,337	15.02	30,000,000
November 15, 2018(1)	202,779	15.07	3,055,498
January 14, 2019	4,344,964	15.19	66,000,000
March 26, 2019 (1)	326,431	15.14	4,942,168
May 21, 2019 (1)	374,783	15.13	5,670,467
May 24, 2019	3,232,189	15.16	49,000,000
July 16, 2019 (1)	465,090	15.13	7,036,800
August 26, 2019 (1)	480,121	14.76	7,086,580
November 12, 2019 (1)(2)	43,979	14.76	649,123
Total	20,324,152		$306,265,450

(1)	Shares were issued as part of the dividend reinvestment plan.
(2)	Dividend reinvestment plan shares pending issue as of September 30, 2019.

At September 30, 2019 and December 31, 2018, the Company had total remaining commitments of $0 and $275,000,000 under the Company’s Initial Private Offering, respectively. As of September 30, 2019, all capital commitments under the Initial Private Offering had been drawn. As of December 31, 2018, $115,000,000 was undrawn. Between June 14, 2019 and September 30, 2019, the Company accepted $170,573,500 in capital commitments under its Second Private Offering. No capital commitments under the Second Private Offering had been drawn as of September 30, 2019. On October 1, 2019, the Company called $25,000,000 of capital under the Second Private Offering.

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

As of June 13, 2019, the Company had called all Capital Commitments and held less than 10% of its total assets in cash. As such, pursuant to the Amended Advisory Agreement, the base management fee payable to the Company is now calculated as an amount equal to 0.4375% (1.75% annualized) of the Company’s average daily Gross Assets during the most recently completed calendar quarter for so long as the aggregate amount of Gross Assets of the Company as of the end of the most recently completed calendar quarter is less than $500,000,000.

RGC earned base management fees of $1,238,835 and $1,203,125 respectively, for the three months ended September 30, 2019 and 2018 respectively; and earned base management fees of $3,645,085 and $3,609,375 respectively, for the nine months ended September 30, 2019 and 2018 respectively.

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

RGC earned incentive fees of $1,669,053 and $6,285,048 for the three and nine months ended September 30, 2019. RGC earned incentive fees of $479,538 for the three and nine months ended September 30, 2018. $1,120,903 and $5,126,159, respectively, of the incentive fees for the three and nine months ended September 30, 2019 were earned, payable in cash, and $548,150 and $1,158,889, respectively of the incentive fees for the three and nine months ended September 30, 2019 were accrued and generated from deferred interest (i.e., PIK interest and certain discount accretion) and are not payable pending receipt of cash by the Company. $339,758 of the incentive fees for the three and nine months ended September 30, 2018 were earned, payable in cash, and $139,780 of the incentive fees for the three and nine months ended September 30, 2018 were accrued and generated from deferred interest (i.e., PIK interest and certain discount accretion) and are not payable pending receipt of cash by the Company. Both currently payable in cash and deferred incentive fees are included in accrued incentive fees in the statement of assets and liabilities as of September 30, 2019.

The capital gains incentive fee consists of fees related to realized gains, realized capital losses and unrealized capital depreciation. With respect to the incentive fee expense accrual related to the capital gains incentive fee, U.S. GAAP requires that the capital gains invective fee accrual consider the cumulative aggregate unrealized appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized appreciation were realized even though such unrealized appreciation is not permitted to be considered in calculating the fee actually payable under the Amended Advisory Agreement. As of each of September 30, 2019 and December 31, 2018, there was no capital gains incentive fee accrued, earned or payable to RGC under the Amended Advisory Agreement.

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

The Company reimbursed the Administrator $281,849 and $846,296 for the three and nine months ended September 30, 2019, respectively, and $171,520 and $447,581 for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, the Company had accrued a payable to the Administrator of $111,685. Of the total amount reimbursed and accrued during the three and nine months ended September 30, 2019, $207,345 and $567,121, respectively, was related to overhead allocation expense. Of the total amount reimbursed and accrued during the three and nine months ended September 30, 2018, $60,388 and $178,502, respectively, was related to overhead allocation expense. The Company reimbursed the Administrator $614,405 during the year ended December 31, 2018 and accrued a payable of $116,697 due to the Administrator as of December 31, 2018. Administration fees were $97,995 and $382,860 for the three and nine months ended September 30, 2019, respectively. Administration fees were $49,054 and $147,357 for the three and nine months ended September 30, 2018, respectively.

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

The following tables present information about the Company’s assets measured at fair value as of September 30, 2019 and December 31, 2018, respectively:

	As of September 30, 2019 (Unaudited)
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Term Loans	$-	$-	$340,145,055	$340,145,055
Preferred Stock	-	-	461,826	461,826
Warrants	-	-	17,132,000	17,132,000
Total Portfolio Investments	-	-	357,738,881	357,738,881
U.S. Treasury Bill	59,970,914	-	-	59,970,914
Total Investments	$59,970,914	$-	$357,738,881	$417,709,795

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Term Loans	$-	$-	$208,539,353	$208,539,353
Preferred Stock	-	-	461,826	461,826
Warrants	-	-	15,247,210	15,247,210
Total Portfolio Investments	-	-	224,248,389	224,248,389
U.S. Treasury Bill	79,959,928	-	-	79,959,928
Total Investments	$79,959,928	$-	$224,348,389	$304,208,317

The Company recognizes transfers into and out of the levels indicated above at the end of the reporting period. There were no transfers into or out of the levels during the period ended September 30, 2019 and the year ended December 31, 2018.

The following table presents a rollforward of Level 3 assets measured at fair value as of September 30, 2019:

	Preferred Stock	Senior Secured Term Loans	Warrants	Total
Fair value at December 31, 2018	$461,826	$208,539,353	$15,247,210	$224,248,389
Amortization of fixed income premiums or discounts	-	8,730,554	-	8,730,554
Purchases of investments (1)	-	222,753,543	3,886,158	226,639,701
Sales of investments	-	(94,029,510)	(73,507)	(94,103,017)
Reorganizations	-	-	-	-
Realized gain	-	-	493,308	493,308
Change in unrealized gain (loss)	-	(5,848,887)	(2,421,167)	(8,270,054)
Fair value at September 30, 2019	$461,826	$340,145,053	$17,132,002	$357,738,881
Change in unrealized gain (loss) on Level 3 investments still held as of September 30, 2019	$-	$(5,410,607)	$(1,733,408)	$(7,144,015)

(1)	Includes PIK interest, reorganization and restructuring of investments.

The following table presents a rollforward of Level 3 assets measured at fair value as of September 30, 2018:

	Preferred Stock	Senior Secured Term Loans	Warrants	Total
Fair value at December 31, 2017	$-	$63,977,756	$4,239,103	$68,216,859
Amortization of fixed income premiums or discounts	-	3,137,837	-	3,137,837
Purchases of investments	250,000	81,040,276	1,924,638	83,214,914
Sales of investments	-	(11,375,629)	(92,724)	(11,468,353)
Reorganizations	-	(114,629)	114,629	-
Realized gain	-	-	59,792	59,792
Change in unrealized gain (loss)	-	(53,242)	(248,775)	(302,017)
Fair value at September 30, 2018	$250,000	$136,612,3699	$5,996,663	$142,859,032
Change in unrealized gain (loss) on Level 3 investments still held as of September 30, 2018	$-	$(53,242)	$(250,307)	$(302,017)

The following table provides quantitative information regarding Level 3 fair value measurements as of September 30, 2019:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Preferred Stock	$461,826	Recent private market and merger and acquisition transaction prices	N/A	N/A

Senior Secured Term Loans (1)	328,626,186	Discounted Cash Flow analysis	Discount rate	13.3%-30.1% (16.9%)
		Market approach	Origination yield	12.3%-26.0% (14.9%)
	11,518,869	PWERM	Discount rate	22.3%-29.1% (25.2%)

Warrants (2)	14,970,000	Black-Scholes model	Risk-free interest rate	1.5%-1.8% (1.3%)
			Average industry volatility	25.0%-65.0% (32.5%)
			Estimated time to exit	1.0 years-6.2 years (2.8 years)
	2,162,000	PWERM	Discount rate	20.69%

Total Level 3 Investments	$357,738,881

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2018:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Preferred Stock	$461,826	Recent private market and merger and acquisition transaction prices	N/A	N/A

Senior Secured Term Loans (1)	200,740,155	Discounted Cash Flow analysis	Discount rate	14.6%-30.3% (18.4%)
		Market approach	Origination yield	13.8%-26.0% (16.8%)
	7,799,198	PWERM	Discount rate	24.4%-62.0% (40.3%)

Warrants (2)	13,667,210	Black-Scholes model	Risk-free interest rate	2.5%-2.6% (2.5%)
			Average industry volatility	8.0%-60.0% (25.2%)
			Estimated time to exit	0.5 years-7.1 years (4.1 years)
	1,580,000	Monte Carlo simulation	Risk-free interest rate	2.5%
			Average industry volatility	13.0%

Total Level 3 Investments	$224,248,389

(1)	The significant unobservable inputs used in the fair value measurement of the Company’s debt securities are origination yields and discount rates. The origination yield is defined as the initial market price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The discount rate is related to company-specific characteristics such as underlying investment performance, projected cash flows, and other characteristics of the investment. Significant increases (decreases) in the inputs in isolation may result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. However, a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase or decrease in the unobservable inputs.

(2)	The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are inputs used in the Black Scholes option pricing model (“OPM”) which include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. However, a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase or decrease in the unobservable inputs. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.

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

For the three and nine months ended September 30, 2019, the weighted average outstanding debt balance was $26,141,304 and $12,355,311, respectively, and the weighted average effective interest rate under the Credit Agreement and Credit Facilities was 5.40% and 5.25%, respectively.

As of September 30, 2019, the Company had $65,000,000 outstanding under the Credit Agreement and the Credit Facilities with the maturities as follows:

Loan Facility	Date of Advance	Due Date	Amount	Rate
KeyBank National Association Loan Facility	7/22/2019	5/31/2022	$7,500,000	5.40%
KeyBank National Association Loan Facility	7/26/2019	5/31/2022	27,500,000	5.40%
KeyBank National Association Loan Facility	9/30/2019	5/31/2022	30,000,000	5.40%
			$65,000,000

As of December 31, 2018, the Company had $59,500,000 outstanding under the Credit Facilities with maturities as follows:

Loan Facility	Date of Advance	Due Date	Amount	Rate
CIBC Bank USA Committed Loan Facility	10/22/2018	4/20/2019	$4,000,000	5.00%
CIBC Bank USA Committed Loan Facility	11/23/2018	5/22/2019	14,000,000	5.00%
CIBC Bank USA Committed Loan Facility	12/3/2018	6/1/2019	12,000,000	5.00%
CIBC Bank USA Demand Loan Facility	12/3/2018	6/1/2019	4,000,000	5.00%
CIBC Bank USA Demand Loan Facility	12/20/2018	6/18/2019	16,500,000	5.00%
CIBC Bank USA Demand Loan Facility	12/28/2018	6/26/2019	9,000,000	5.00%
			$59,500,000

Note 11 – Financial Highlights

	Three Months Ended September 30, 2019 (Unaudited)	Three Months Ended September 30, 2018 (Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$14.76	$14.92
Net investment income (3)	0.38	0.35
Realized gain (loss)	-	-
Change in unrealized appreciation (depreciation)	(0.14)	0.06
Dividends	(0.49)	(0.25)
Accretion (4)	0.01	(0.01)
Net asset value at end of period	$14.52	$15.07
Total return based on net asset value (2)	(1.66)%	1.01%
Weighted-average shares outstanding for period, basic	19,990,416	8,865,358
Ratio/Supplemental Data:
Net assets at end of period	$295,070,551	$163,546,317
Average net assets (5)	$295,926,068	$138,601,701
Annualized ratio of net operating expenses to average net assets (6)	5.80%	6.92%
Annualized ratio of net increase (decrease) in net assets resulting from operations to average net assets	6.33%	10.33%

	Nine Months Ended September 30, 2019 (Unaudited)	Nine Months Ended September 30, 2018 (Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$15.14	$14.66
Net investment income (3)	1.54	0.85
Realized gain (loss)	0.03	0.01
Change in unrealized appreciation (depreciation)	(0.47)	(0.04)
Dividends	(1.82)	(0.39)
Accretion (4)	0.10	(0.02)
Net asset value at end of period	$14.52	$15.07
Total return based on net asset value (2)	(4.08)%	2.80%
Weighted-average shares outstanding for period, basic	17,520,157	8,742,743
Ratio/Supplemental Data:
Net assets at end of period	$295,070,551	$163,546,317
Average net assets (5)	$265,224,233	$132,673,801
Annualized ratio of net operating expenses to average net assets (6)	6.77%	5.91%
Annualized ratio of net increase (decrease) in net assets resulting from operations to average net assets	9.66%	7.25%

(1)	Financial highlights are based on weighted-average shares outstanding.
(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.
(3)	Return from investment operations was 2.57% and 2.35% for the three months ended September 30, 2019 and 2018, respectively. Return from investment operations was 10.17% and 5.80% for the nine months ended September 30, 2019 and 2018, respectively. Return from investment operations represents returns on net investment income from operations.
(4)	Return from accretion was 0.04% and (0.07)% for the three months ended September 30, 2019 and 2018, respectively. Return from accretion was 0.68% and (0.14)% for the nine months ended September 30, 2019 and 2018, respectively.
(5)	The annualized ratio of net investment income to average net assets was 10.06% and 8.91% for the three months ended September 30, 2019 and 2018, respectively. The annualized ratio of net investment income to average net assets was 13.58% and 7.49% for the nine months ended September 30, 2019 and 2018, respectively.
(6)	The annualized ratio of net operating expenses excluding management and incentive fees, to average net assets was 1.35% and 2.92% for the three months ended September 30, 2019 and 2018, respectively. The annualized ratio of net operating expenses excluding management and incentive fees, to average net assets was 1.43% and 2.01% for the nine months ended September 30, 2019 and 2018, respectively.

Note 12 - Subsequent Events

On October 1, 2019, the Company delivered a capital drawdown notice to investors relating to the sale of 1,666,667 shares of common stock, for an aggregate offering price of $25,000,000. The sale closed on October 15, 2019.

On October 1, 2019, the Company funded an additional $150,000 on the extension loan to Aginity, Inc.

On October 11, 2019, the Company funded an additional $150,000 on the extension loan to Aginity, Inc.

On October 21, 2019, in conjunction with its sale to Stryker, Mobius Imaging, LLC, prepaid its outstanding principal balance of $15.5 million on the senior secured loan. In addition, the Company received cash proceeds of $1,937,500 in connection with the termination of its warrants in Mobius Imaging, LLC for total proceeds of $18,087,208.

On October 22, 2019, the Company funded an additional $500,000 on the senior secured term loan to Echo 360 Holdings, Inc.

On October 28, 2019, the Company funded an additional $75,000 on the extension loan to Aginity, Inc.

On November 12, 2019, pursuant to the Company’s dividend reinvestment plan, the Company issued 43,979 shares of its common stock, at a price of $14.76 per share for total proceeds of $649,123, to stockholders of record as of September 30, 2019 that did not opt out of the dividend reinvestment plan in order to satisfy the reinvestment portion of the Company’s dividends.

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

Overview

We are an externally managed, non-diversified closed-end investment management company that was formed on August 31, 2015 as a corporation under the laws of the State of Maryland. We have elected to be regulated as a BDC under the 1940 Act. In addition, we have elected to be treated, have qualified, currently qualify, and intend to qualify annually as a RIC under Subchapter M of the Code. If we fail to qualify as a RIC for any taxable year, we will be subject to corporate-level U.S. federal income tax on any net taxable income for such year. As a BDC and a RIC, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source-of-income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our investment company taxable income and net tax-exempt interest.

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

We commenced investment activities in portfolio securities during the quarter ended June 30, 2017, and we commenced investment activities in U.S. Treasury Bills during the quarter ended December 31, 2016. In October 2015, in connection with our formation, we issued and sold 1,667 shares of our common stock to R. David Spreng, our President, Chief Executive Officer and Chairman of our Board of Directors, for an aggregate purchase price of $25,000. In December 2016, we completed the initial closing of capital commitments in the Initial Private Offering, in connection with which we called capital and issued 333,333 shares of our common stock to investors for an aggregate purchase price of $5,000,000. The final closing of the Initial Private Offering occurred on December 1, 2017. As of September 30, 2019, in connection with the Initial Private Offering, the Company had no remaining outstanding capital commitments and had issued 18,241,157 shares of our common stock to stockholders for a total purchase price of $275,000,000. The Company has issued an additional 2,081,327 shares as part of the dividend reinvestment plan since inception.

As of September 30, 2019, we had completed multiple closings under the Second Private Offering and had accepted capital commitments of $170,573,500. Subsequent to September 30, 2019, we have completed additional closings under the Second Private Offering totaling $2,000,000 and has issued 1,666,667 shares of common stock for a total purchase price of $25,000,000 in connection with the Second Private Offering.

Portfolio Composition and Investment Activity

Portfolio Composition

At September 30, 2019, we had investments in twenty-five portfolio companies and held one U.S. Treasury Bill. At December 31, 2018, we had investments in twenty portfolio companies and held one U.S. Treasury Bill. The following table shows the fair value of our investments, by asset class, as of September 30, 2019 and December 31, 2018:

	September 30, 2019 (Unaudited)			December 31, 2018
Investments	Cost	Fair Value	Percentage of Total Portfolio	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
Senior Secured Term Loans	$346,042,968	$340,145,053	81.4%	$208,588,381	$208,539,353	68.5%
Preferred Stock	250,000	461,826	0.1	250,000	461,826	0.2
Warrants	19,319,471	17,132,002	4.1	15,013,511	15,247,210	5.0
Total Portfolio Investments	365,612,439	357,738,881	85.6	223,851,892	224,248,389	73.7

U.S. Treasury Bill	59,970,914	59,970,914	14.4	79,959,928	79,959,928	26.3
Total Investments	$425,583,353	$417,709,795	100.0%	$303,811,820	$304,208,317	100.0%

Investment Activity

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments as well as repayments and sales of existing investments. Our primary investment activity for the nine months ended September 30, 2019 was as follows:

•	On January 17, 2019, the Company funded a $750,000 senior secured term loan (Tranche II) to ShareThis Inc. for a purchase price of $750,000.
•	On January 28, 2019, the Company funded a $1,000,000 senior secured term loan (Tranche V) to Mojix, Inc. for a cost of $990,000. An amount of $80,699 was allocated to Tranche V’s cost, which was previously held as another liability regarding the Company’s receipt of 7,182,145 Series 1 Preferred Warrants on December 20, 2018.
•	On February 11, 2019, the Company funded a $5,000,000 senior secured term loan (Tranche II) to zSpace, Inc. and purchased a warrant to purchase 2,806,830 shares of Series E Preferred Stock for a total cost of $4,950,000.
•	On February 25, 2019, the Company received 205,234 Series A-1 Preferred Warrants with a cost of $244,228, which was allocated to Aginity, Inc.’s original tranche.
•	On March 13, 2019, the AllClear ID, Inc. senior secured loans were prepaid and we were compensated for our shares of the billings present value for total proceeds of $17,232,886.

•	On March 28, 2019, the Company funded a $10,000,000 senior secured term loan to Ouster, Inc. and purchased a warrant to purchase 35,349 shares of Series A Preferred Stock for a total cost of $9,900,000.
•	On March 29, 2019, the Company funded a $15,000,000 senior secured term loan to Scale Computing, Inc. and purchased a warrant to purchase 2,147,926 shares of Series F-1 Preferred Stock for a total cost of $14,850,000.
•	On March 29, 2019, the Company funded a $2,500,000 senior secured revolving promissory note to RealWear, Inc. for a total cost of $2,495,500.
•	On April 9, 2019, the RedSeal, Inc. senior secured loan was prepaid for total proceeds of $16,521,572. The associated warrants were terminated.
•	On April 9, 2019, the Company funded a $500,000 senior secured revolving promissory note to RealWear, Inc. for a total cost of $500,000.
•	On April 17, 2019, pursuant to the Company’s Amended and Restated Warrant to Purchase Preferred Stock, warrants of 1,557,956 Series C Preferred Stock of CareCloud Corporation, with a warrant price of $1.2035 per share were converted to warrants of 2,262,579 Series A-1 Preferred Stock with a warrant price of $0.8287.
•	On May 3, 2019, the Company funded a $15,500,000 senior secured term loan to Echo 360 Holdings, Inc. and purchased a warrant to purchase 1,066,767 shares of Series E Preferred Stock for a total cost of $15,330,000.
•	On May 7, 2019, the zSpace, Inc. senior secured loans were prepaid for total proceeds of $17,964,520.
•	On May 13, 2019, the Company funded a $20,000,000 senior secured term loan to Pivot3, Inc. and purchased a warrant to purchase 2,033,898 shares of Series D Preferred Stock for a total cost of $19,800,000.
•	On May 30, 2019, the Company funded a $1,000,000 bridge loan to Mojix, Inc. and purchased a warrant to purchase 358,849 shares of Series 1 Preferred Stock for a total cost of $1,000,000.
•	On May 31, 2019, the Company funded a $11,000,000 senior secured term loan to Dejero Labs Inc. and purchased a warrant to purchase 333,621 shares of Common Stock for a total cost of $10,850,000.
•	On June 12, 2019, the Company funded a $500,000 senior secured term loan (Tranche II) to 3DNA Corp. (dba NationBuilder) for a purchase price of $495,000.
•	On June 13, 2019, the Company funded a $7,500,000 senior secured term loan to CloudPassage, Inc. and purchased a warrant to purchase 210,938 shares of Series D-1 Stock for a total cost of $7,425,000.
•	On June 14, 2019, in conjunction with its sale to Microsoft Corporation's LinkedIn, Drawbridge, Inc., prepaid its outstanding principal balance of $15.0 million on the senior secured loan. In addition, the Company received cash proceeds of $1,158,359 in connection with the termination of its warrants in Drawbridge, Inc. for total proceeds of $17,502,423.
•	On June 17, 2019, in conjunction with its sale to iCIMS Inc., Jibe, Inc., prepaid its outstanding principal of $7.0 million on the senior secured loan. In addition, the Company received cash proceeds of $146,075 in connection with the termination of its warrants in Jibe, Inc. for total proceeds of $7,716,445.
•	On June 21, 2019, the Company funded a $10,000,000 senior secured term loan (Tranche III) to eSilicon Corporation and purchased a warrant to purchase 990,099 shares of Series H Preferred Stock for a total cost of $9,900,000.
•	On June 21, 2019, the Company funded a $5,500,000 revolving line (Tranche IV) to eSilicon Corporation for a purchase price of $5,500,000.
•	On June 27, 2019, the Company funded an additional $5,500,000 on the revolving line (Tranche IV) to eSilicon Corporation for a purchase price of $5,500,000.
•	On June 28, 2019, pursuant to the Company’s Amended and Restated Loan and Security Agreement, RealWear, Inc. paid down the $3,000,000 revolving note and the Company funded an additional $16,000,000 senior secured term loan to RealWear, Inc. and purchased a warrant to purchase 123,894 shares of Series A Preferred Stock for a total cost of $24,840,000.
•	On July 10, 2019, the Company funded an additional $1,000,000 on the senior secured term loan (Tranche II) to Echo 360 Holdings, Inc. for a purchase price of $1,000,000.
•	On July 11, 2019, the Company received 833,333 Series C-Prime Preferred Warrants with a cost of $114,719, which was allocated to Dtex Systems, Inc.’s original tranche.
•	On July 22, 2019, the Company funded a $17,500,000 senior secured term loan to Massdrop Inc. and purchased a warrant to purchase 848,093 shares of Series B Preferred Stock for a total cost of $17,240,000.
•	On July 24, 2019, the Company funded a $1,000,000 senior secured term loan (Tranche III) to ShareThis Inc. for a purchase price of $990,000. Pursuant to the Company’s Amended and Restated Warrant to Purchase Warrant Shares, warrants of 371,030 Series D-3 Preferred Stock with a warrant price of $2.4320 per share, were increased to warrants of 647,615 Series D-3 Preferred Stock with a warrant price of $2.4320 per share.
•	On July 25, 2019, the Company funded a $625,000 extension loan (Tranche II) to Aginity, Inc. for a purchase price of $625,000.
•	On July 26, 2019, the Company funded a $25,000,000 senior secured term loan to INRIX, Inc. and purchased a warrant to purchase 150,804 shares of Common Stock for a total cost of $24,670,000.
•	On July 31, 2019, the Mojix, Inc. $1,000,000 bridge loan matured and was repaid pursuant to the amended loan and security agreement for total proceeds of $1,020,830.

•	On August 5, 2019, pursuant to the Company’s Amended and Restated Warrant to Purchase Preferred Stock, warrants of 35,349 Series A Preferred Stock of Ouster, Inc., with a warrant price of $11.3158 per share were increased to warrants of 53,023 Series A Preferred Stock with a warrant price of $11.3158.
•	On August 13, 2019, the Company funded an additional $400,000 on the extension loan (Tranche II) to Aginity, Inc. for a purchase price of $400,000.
•	On August 28, 2019, the Company funded an additional $100,000 on the extension loan (Tranche II) to Aginity, Inc. for a purchase price of $100,000.
•	On September 4, 2019, the Company funded an additional $300,000 on the extension loan (Tranche II) to Aginity, Inc. for a purchase price of $300,000.
•	On September 17, 2019, the Company funded an additional $200,000 on the extension loan (Tranche II) to Aginity, Inc. for a purchase price of $200,000.
•	On September 30, 2019, the Company funded a $35,000,000 senior secured term loan to Brilliant Earth, LLC and purchased a warrant to purchase 333,333 shares of Class P Units for a total cost of $34,550,000.

Portfolio Reconciliation

The following is a reconciliation of our investment portfolio, including U.S. Treasury Bills, for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019 (unaudited)	Nine Months Ended September 30, 2018 (unaudited)
Beginning Investment Portfolio	$304,208,317	$140,721,508
Purchase of Investments	226,257,065	83,214,914
Purchase of U.S. Treasury Bills	215,871,217	190,456,264
Amortization of Fixed Income Premiums and Discounts	8,837,895	3,170,957
Portfolio Investments Repaid	(87,281,884)	(11,468,353)
Sales and Maturities of Investments	(6,438,497)	-
Sales and Maturities of U.S. Treasury Bills	(235,966,606)	(211,503,227)
Realized gain on Investments	493,308	59,792
Realized gain (loss) on U.S. Treasury Bills	(966)	-
Net Change in Unrealized Appreciation (Depreciation) on Investments	(8,270,054)	(302,017)
Net Change in Unrealized Appreciation (Depreciation) on U.S. Treasury Bills	-	439
Ending Investment Portfolio	$417,709,795	$194,350,277

Asset Quality

In addition to various risk management and monitoring tools, RGC uses an investment rating system to characterize and monitor the quality of our debt investment portfolio. Equity securities and Treasury Bills are not graded. This debt investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

Investment Rating	Rating Definition

1	Performing above plan and/or strong enterprise profile, value, financial performance/coverage. Maintaining full covenant and payment compliance as agreed.
2	Performing at or reasonably close to plan. Acceptable business prospects, enterprise value, financial coverage. Maintaining key covenant and payment compliance as agreed. All new loans are initially graded Category 2.
3	Performing below plan of record. Potential elements of concern over performance, trends and business outlook. Loan-to-value remains adequate. Potential key covenant non-compliance. Full payment compliance.
4	Performing materially below plan. Non-compliant with material financial covenants. Payment default/deferral could result without corrective action. Requires close monitoring. Business prospects, enterprise value and collateral coverage declining. These investments may be in workout, and there is a possibility of loss of return but no loss of principal is expected.
5	Going concern nature in question. Substantial decline in enterprise value and all coverages. Covenant and payment default imminent if not currently present. Investments are nearly always in workout. May experience partial and/or full loss.

The following table shows the investment rankings of our debt investments at fair value as of September 30, 2019 and December 31, 2018:

	As of September 30, 2019 (Unaudited)			As of December 31, 2018
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$-	0%	-	$14,762,697	4.9%	1
2	214,882,297	51.4%	12	107,685,007	35.4%	9
3	112,265,265	26.9%	7	78,292,451	25.7%	6
4	8,616,367	2.1%	1	7,799,198	2.6%	1
5	4,381,124	1.0%	1	-	-	-
	$340,145,053	81.4%	21	$208,539,353	68.6%	17

Loans and Debt Securities on Non-Accrual Status

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of September 30, 2019, we had two loans to Aginity, Inc. representing an aggregate principal funded of $8,625,000 at a fair market value of $4,381,124 on non-accrual status. As of December 31, 2018, we did not have any loans on non-accrual status.

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

Comparison of the Three Months Ended September 30, 2019 and 2018.

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	Total	Per Share (1)	Total	Per Share (1)
Investment income
Interest income	$11,634,915	$0.58	$5,453,435	$0.61
Other income	199,570	0.01	62,644	0.01
Total investment income	11,834,485	0.59	5,516,079	0.62

Operating expenses
Management fees	1,238,835	0.06	1,203,125	0.14
Incentive fees	1,669,053	0.08	479,538	0.05
Interest expense	413,066	0.02	188,986	0.02
Professional fees	217,741	0.01	164,948	0.02
Overhead allocation expense	185,016	0.01	105,055	0.01
Directors’ fees	52,000	0.00	57,000	0.01
Administration fees	97,995	0.01	49,054	0.01
General and administrative expenses	3,397	0.00	24,311	0.00
Insurance expense	25,260	0.00	23,970	0.00
Consulting fees	12,830	0.00	12,000	0.00
Other expenses	414,549	0.02	103,158	0.01
Total operating expenses	4,329,742	0.21	2,411,145	0.27

Net investment income	7,504,743	0.38	3,104,934	0.35
Realized gain (loss) on investments	(966)		-	-
Net change in unrealized appreciation (depreciation) on investments	(2,782,423)	(0.14)	493,648	0.06
Net increase in net assets resulting from operations	$4,721,354	0.24	$3,598,582	0.41

(1)	The basic per share figures noted above are based on weighted averages of 19,990,416 and 8,865,358 shares outstanding for the three months ended September 30, 2019 and 2018, respectively.

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

Investment income for the three months ended September 30, 2019 was $11,834,485 due primarily to interest income earned on our portfolio investments. Investment income for the three months ended September 30, 2018 was $5,516,079 due primarily to interest income earned on our portfolio investments. The increase in interest income for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was a result of our deployment of capital and increased investment portfolio.

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

Operating expenses for the three months ended September 30, 2019 and 2018 were $4,329,742 and $2,411,145, respectively. Operating expenses increased for the three months ended September 30, 2019 from the three months ended September 30, 2018 primarily due to increased portfolio activity which resulted in increased overhead allocation expense, professional fees, and payment of incentive fees. The increase in overhead allocation expense was driven by allocation of RGC personnel, time, and resources utilized on fund activity. Operating expenses per share for the three months ended September 30, 2019 and 2018 were $0.21 per share and $0.27 per share, respectively.

Incentive Fees

Incentive fees for the three months ended September 30, 2019 and 2018 were $1,669,053 and $479,538, respectively. Incentive fees increased for the three months ended September 30, 2019 from the three months ended September 30, 2018 primarily due to the increase in investment income. $1,120,903 of the incentive fees for the three months ended September 30, 2019 were earned, payable in cash, and included in accrued incentive fees in the statement of assets and liabilities as of September 30, 2019. $548,150 of the incentive fees for the three months ended September 30, 2019 were deferred and accrued, and included in accrued incentive fees in the statement of assets and liabilities as of September 30, 2019. $339,758 of the incentive fees for the three months ended September 30, 2018 were earned, payable in cash, and included in accrued incentive fees in the statement of assets and liabilities as of September 30, 2018. $139,780 of the incentive fees for the three months ended September 30, 2018 were deferred and accrued, and included in accrued incentive fees in the statement of assets and liabilities as of September 30, 2018. Incentive fees per share for the three months ended September 30, 2019 and September 30, 2018 were $0.08 per share and $0.05 per share, respectively.

Net Investment Income

Net investment income for the three months ended September 30, 2019 and 2018 was $7,504,743 and $3,104,934 respectively. The net investment income increased for the three months ended September 30, 2019 from the three months ended September 30, 2018 primarily due to interest income earned on our portfolio investments, partially offset by increased management and incentive fees and the other operating expenses discussed above. Net investment income per share for the three months ended September 30, 2019 and 2018 was $0.38 per share and $0.35 per share, respectively.

Net Realized Gain on Investment

Our change in realized gain on investments of $966 for the three months ended September 30, 2019 was due to sale of U.S. Treasury Bills. There were no net realized gains or losses on investments for the three months ended September 30, 2018.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Our net change in unrealized depreciation on investments of $2,782,423 for the three months ended September 30, 2019 was primarily due to a decrease in the fair value of our senior secured loan to Aginity, Inc. The net change in unrealized appreciation on investments of $493,648 for the three months ended September 30, 2018 was primarily due to a increase in the fair value of our warrants for preferred stock of eSilicon Corporation.

Net Increase (Decrease) in Net Assets Resulting from Operations

We had an increase in net assets resulting from operations for the three months ended September 30, 2019 and 2018 of $4,721,354 and $3,598,582, respectively. The increase in net assets resulting from operations for the three months ended September 30, 2019 was primarily due to interest and other income earned from portfolio investments, partially offset by increased management and incentive fees, professional fees incurred and the net change in unrealized depreciation related to a senior secured loan in our portfolio, Aginity, Inc. The net increase in net assets resulting from operations for the three months ended September 30, 2018 was primarily due to interest and other income earned from our portfolio investments, partially offset by management fees and professional fees incurred.

Comparison of the Nine Months Ended September 30, 2019 and 2018.

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Total	Per Share (1)	Total	Per Share (1)
Investment income
Interest income	$39,880,156	$2.28	$12,081,038	$1.37
Other income	500,647	0.03	1,214,654	0.14
Total investment income	40,380,803	2.31	13,295,692	1.51

Operating expenses
Management fees	3,645,085	0.21	3,609,375	0.40
Incentive fees	6,285,048	0.36	479,538	0.05
Interest expense	661,548	0.04	255,106	0.03
Professional fees	702,244	0.04	509,034	0.06
Overhead allocation expense	602,677	0.03	315,122	0.04
Directors’ fees	155,000	0.01	156,000	0.02
Administration fees	382,860	0.02	147,357	0.02
General and administrative expenses	15,129	0.00	86,472	0.01
Insurance expense	75,403	0.01	71,910	0.01
Consulting fees	60,025	0.00	37,000	0.00
Other expenses	847,006	0.05	195,892	0.02
Total operating expenses	13,432,025	0.77	5,862,806	0.66

Net investment income	26,948,778	1.54	7,432,886	0.85
Realized gain on investments	492,342	0.03	59,792	0.01
Net change in unrealized appreciation (depreciation) on investments	(8,270,054)	(0.47)	(301,578)	(0.04)
Net increase in net assets resulting from operations	$19,171,066	1.10	$7,191,100	0.82

(1)	The basic per share figures noted above are based on weighted averages of 17,520,157 and 8,742,743 shares outstanding for the nine months ended September 30, 2019 and 2018, respectively.

 Investment Income

Investment income for the nine months ended September 30, 2019 was $40,380,803 due primarily to interest income earned on our portfolio investments. Investment income for the nine months ended September 30, 2018 was $13,295,692 due primarily to interest income earned on our portfolio investments. The increase in interest income for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was a result of our deployment of capital and increased investment portfolio. Investment income further increased due to prepayment fees and end of term payments received during the nine months ended September 30, 2019.

Operating Expenses

Operating expenses for the nine months ended September 30, 2019 and 2018 were $13,432,025 and $5,862,806, respectively. Operating expenses increased for the nine months ended September 30, 2019 from the nine months ended September 30, 2018 primarily due to increased portfolio activity which resulted in increased overhead allocation expense, professional fees, the payment of incentive fees and interest expense. The increase in interest expense was a result of the use of our credit facilities to support our deployment of capital and increasing invested balance. The increase in overhead allocation expense was driven by allocation of RGC personnel, time, and resources utilized on fund activity. Operating expenses per share for the nine months ended September 30, 2019 and 2018 were $0.77 per share and $0.66 per share, respectively.

Incentive Fees

Incentive fees for the nine months ended September 30, 2019 and 2018 were $6,285,048 and $479,538, respectively. Incentive fees increased for the nine months ended September 30, 2019 from the nine months ended September 30, 2018 due primarily to the increase in investment income. $5,126,159 of the incentive fees for the nine months ended September 30, 2019 were earned, payable in cash, and included in accrued incentive fees in the statement of assets and liabilities as of September 30, 2019. $1,158,889 of the incentive fees for the nine months ended September 30, 2019 were deferred and accrued, and included in accrued incentive fees in the statement of assets and liabilities as of September 30, 2019. $339,758 of the incentive fees for the nine months ended September 30, 2018 were earned, payable in cash, and included in accrued incentive fees in the statement of assets and liabilities as of September 30, 2018. $139,780 of the incentive fees for the nine months ended September 30, 2018 were deferred and accrued, and included in accrued incentive fees in the statement of assets and liabilities as of September 30, 2018. Incentive fees per share for the nine months ended September 30, 2019 and 2018 were $0.36 per share and $0.05 per share, respectively.

Net Investment Income

Net investment income for the nine months ended September 30, 2019 and 2018 was $26,948,778 and $7,432,886, respectively. The net investment income increased for the nine months ended September 30, 2019 from the nine months ended September 30, 2018 primarily due to interest income earned on our portfolio investments, prepayment fees, and end of term payments, partially offset by increased incentive fees and the other operating expenses discussed above. Net investment income per share for the nine months ended September 30, 2019 and 2018 were $1.54 per share and $0.85 per share, respectively.

Net Realized Gain on Investment

There were $492,342 in net realized gains on investments for the nine months ended September 30, 2019, primarily due to the gains on our warrants for preferred stock on Drawbridge, Inc. and Jibe, Inc. Our net realized gain on investments of $59,792 for the nine months ended September 30, 2018 was primarily due to the net realized gain on our warrants for preferred stock of Placecast, Inc.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Our net change in unrealized depreciation on investments of $8,270,054 for the nine months ended September 30, 2019 was primarily due to a decrease in the fair value of a senior secured loan in our portfolio, Aginity, Inc. The net change in unrealized depreciation on investments of $301,578 for the nine months ended September 30, 2018 was primarily due to a decrease in the fair value of our senior secured loan to Mojix, Inc. and our warrants for preferred stock of Mojix, Inc., and our warrants for common stock of Aspen Group, Inc. This was partially offset by increases in the fair value of our senior secured loans to AllClear ID, Inc., eSilicon Corporation, RedSeal, Inc. and zSpace, Inc., and our warrants for preferred stock of eSilicon Corporation.

Net Increase (Decrease) in Net Assets Resulting from Operations

We had an increase in net assets resulting from operations for the nine months ended September 30, 2019 and 2018 of $19,171,066 and $7,191,100, respectively. The increase in net assets resulting from operations for the nine months ended September 30, 2019 was primarily due to interest and other income earned from portfolio investments, prepayment fees, and end of term payments, partially offset by increased management and incentive fees, professional fees incurred and the net change in unrealized depreciation related to a senior secured loan in our portfolio, Aginity, Inc. The net increase in net assets resulting from operations for the nine months ended September 30, 2018 was primarily due to interest and other income earned from our portfolio investments, partially offset by management fees and professional fees incurred.

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

During the nine months ended September 30, 2019, cash and cash equivalents increased to $2,668,355 from $2,527,474 as of December 31, 2018. This increase was primarily the result of the drawing on the remaining capital commitments under the Initial Private Offering net of the purchase of investments in portfolio companies and U.S. Treasury Bills, and was partially offset by the maturity of the U.S. Treasury Bills for $235,966,606.

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

On October 8, 2015, we issued 1,667 shares of our common stock to R. David Spreng, our President, Chief Executive Officer and Chairman of our Board of Directors, for an aggregate purchase price of $25,000. The remaining shares were issued in connection with the Initial Private Offering or pursuant to our dividend reinvestment plan, as follows:

Issuance Date	Shares Issued	Price Per Share	Gross Proceeds
December 22, 2016	333,333	$15.00	$5,000,000
April 19, 2017	1,000,000	15.00	15,000,000
June 26, 2017	1,666,667	15.00	25,000,000
September 12, 2017	2,666,667	15.00	40,000,000
December 22, 2017	3,000,000	15.00	45,000,000
May 31, 2018 (1)	70,563	14.82	1,045,570
August 31, 2018 (1)	117,582	14.92	1,754,244
September 27, 2018	1,997,337	15.02	30,000,000
November 15, 2018 (1)	202,779	15.07	3,055,498
January 14, 2019	4,344,964	15.19	66,000,000
March 26, 2019 (1)	326,431	15.14	4,942,168
May 21, 2019 (1)	374,783	15.13	5,670,467
May 24, 2019	3,232,189	15.16	49,000,000
July 16, 2019 (1)	465,090	15.13	7,036,800
August 26, 2019 (1)	480,121	14.76	7,086,580
November 12, 2019 (1)(2)	43,979	14.76	649,123
Total	20,322,485		$306,240,450

(1)	Shares were issued as part of the dividend reinvestment plan.

Contractual Obligations

At September 30, 2019, the Company had $35,875,000 in unfunded loan commitments to provide debt financing to ten portfolio companies.

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Reverse repurchase agreement (1)	$59,671,060	$59,671,060	$-	$-	$-
Credit facilities (2)	65,000,000	-	65,000,000	-	-
Total	$124,671,060	$59,671,060	$65,000,000	$-	$-

(1)	Reverse repurchase agreement relates to the purchase of the U.S. Treasury Bill on margin. The reverse repurchase agreement purchased was subsequently repaid in October 2019.

(2)	See “Note 10 – Credit Facilities.” to our financial statements in Part I of this Form 10-Q for more information.

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

During the nine months ended September 30, 2019, the Company drew down $82,750,000 and repaid $77,250,000, of which $65,000,000 remains outstanding at September 30, 2019. At September 31, 2019 interest was accruing at a rate of 5.40%. During the year ended December 31, 2018, the Company drew down $74,500,000 and repaid $15,000,000, of which $59,500,000 remained outstanding at December 31, 2018. At December 31, 2018 interest was accruing at a rate of 5.00% per annum. See “Note 10 – Credit Facilities” to our financial statements in Part I, Item 1 of this Form 10-Q for more information on the Credit Facilities.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Distributions

To the extent that we have funds available, we intend to make quarterly distributions to our stockholders. Our stockholder distributions, if any, will be determined by our Board of Directors. Any distribution to our stockholders will be declared out of assets legally available for distribution. We anticipate that distributions will be paid from income primarily generated by interest and dividend income earned on investments made by us. We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. During the nine months ended September 30, 2019, we declared dividends in the amount of $31,855,046, of which $6,469,908, was paid in cash and the remainder distributed in shares to stockholders pursuant to our dividend reinvestment plan. During the year ended December 31, 2018 we declared and paid dividends in the amount of $7,283,810, of which $1,428,498 was distributed in cash and the remainder distributed in shares to stockholders pursuant to our dividend reinvestment plan.

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. The following table shows the dividends per share declared since our formation through September 30, 2019.

Date Declared	Record Date	Payment Date	Amount per Share
May 3, 2018	May 15, 2018	May 31, 2018	$0.15
July 26, 2018	August 15, 2018	August 31, 2018	$0.25
November 1, 2018	October 31, 2018	November 15, 2018	$0.35
March 22, 2019	March 22, 2019	March 26, 2019	$0.40
May 2, 2019	May 7, 2019	May 21, 2019	$0.45
May 2, 2019	May 31, 2019	July 16, 2019	$0.46
July 30, 2019	August 8, 2019	August 26, 2019	$0.45
September 27, 2019 (1)	September 30, 2019	November 12, 2019	$0.04

(1)       Distribution recorded as dividend payable as of September 30, 2019.

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

With respect to investments for which market quotations are not readily available, our Board of Directors undertakes a multi-step valuation process each quarter, as described below:

•	Our quarterly valuation process begins with each portfolio company investment being initially valued by RGC’s investment professionals that are responsible for the portfolio investment;

•	Preliminary valuation conclusions are then documented and discussed with RGC’s senior investment team;

•	At least once annually, the valuation for each portfolio investment is reviewed by one or more independent valuation firms. Certain investments, however, may not be evaluated by the applicable independent valuation firm if the net asset value and other aspects of such investments in the aggregate do not exceed certain thresholds;

•	The Audit Committee then reviews these preliminary valuations from RGC and the applicable independent valuation firm, if any, and makes a recommendation to our Board of Directors regarding such valuations; and

•	Our Board of Directors reviews the recommended preliminary valuations and determines the fair value of each investment in our portfolio, in good faith, based on the input of RGC, the applicable independent valuation firm and the Audit Committee.

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

Fair Value

The Company’s assets measured at fair value on a recurring basis subject to the requirements of ASC Topic 820 at September 30, 2019 and December 31, 2018 were as follows:

	As of September 30, 2019 (Unaudited)
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Term Loans	$-	$-	$340,145,055	$340,145,055
Preferred Stock	-	-	461,826	461,826
Warrants	-	-	17,132,000	17,132,000
Total Portfolio Investments	-	-	357,738,881	357,738,881
U.S. Treasury Bill	59,970,914	-	-	59,970,914
Total Investments	$59,970,914	$-	$357,738,881	$417,709,795

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Term Loans	$-	$-	$208,539,353	$208,539,353
Preferred Stock	-	-	461,826	461,826
Warrants	-	-	15,247,210	15,247,210
Total Portfolio Investments	-	-	224,248,389	224,248,389
U.S. Treasury Bill	79,959,928	-	-	79,959,928
Total Investments	$79,959,928	$-	$224,248,389	$304,208,317

The Company recognized transfers into and out of the levels indicated above at the end of the reporting period. There were no transfers into or out of the levels during the nine months ended September 30, 2019 and the year ended December 31, 2018.

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

Recent Developments

On October 1, 2019, the Company delivered a capital drawdown notice to investors relating to the sale of 1,666,667 shares of common stock, for an aggregate offering price of $25,000,000. The sale closed on October 15, 2019.

On October 1, 2019, the Company funded an additional $150,000 on the extension loan to Aginity, Inc.

On October 11, 2019, the Company funded an additional $150,000 on the extension loan to Aginity, Inc.

On October 21, 2019, in conjunction with its sale to Stryker, Mobius Imaging, LLC, prepaid its outstanding principal balance of $15.5 million on the senior secured loan. In addition, the Company received cash proceeds of $1,937,500 in connection with the termination of its warrants in Mobius Imaging, LLC for total proceeds of $18,087,208.

On October 22, 2019, the Company funded an additional $500,000 on the senior secured term loan to Echo 360 Holdings, Inc.

On October 28, 2019, the Company funded an additional $75,000 on the extension loan to Aginity, Inc.

On November 12, 2019, pursuant to the Company’s dividend reinvestment plan, the Company issued 43,979 shares of its common stock, at a price of $14.76 per share for total proceeds of $649,123, to stockholders of record as of September 30, 2019 that did not opt out of the dividend reinvestment plan in order to satisfy the reinvestment portion of the Company’s dividends.

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

We typically expect that interest rates on the investments held in our portfolio will be based on LIBOR, with many of these investments also having a LIBOR floor. As of September 30, 2019, 100.0%, or $346,042,968 (at cost), of our debt portfolio investments bore interest at variable rates, which are U.S. Prime Rate or LIBOR-based and subject to certain floors, and none of our debt portfolio investments bore interest at fixed rates. As of September 30, 2019, 2.4% of our debt portfolio investments, or $8,363,015 (at cost), are subject to a 11.5% cap on cash interest. Any interest above the cap will accrue to principal and be treated as PIK interest. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase our investment income by a maximum of approximately $7,135,245 and decrease our investment income by a maximum of approximately $554,357 on an annual basis.

Borrowings under the Credit Facilities bear interest, at our election at the time of drawdown, at a rate per annum equal to (i) in the case of LIBOR rate loans, the LIBOR rate for the applicable interest period plus 2.50% or (ii) in the case of prime rate loans, CIBC’s prime commercial rate at the time of the borrowing minus 0.50%.

The United Kingdom's Financial Conduct Authority, which regulates LIBOR, has announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, if LIBOR ceases to exist, we may need to renegotiate agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these agreements may bear interest a lower interest rate, which could have an adverse impact on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

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

If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, you may lose all or part of your investment. Other than as set forth below, there have been no material changes during the period ended September 30, 2019 to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 29, 2019.

The interest rates of our loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes.

LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in term loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR.

On July 27, 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate ("SOFR"). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, if LIBOR ceases to exist, we may need to renegotiate agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these agreements may bear interest a lower interest rate, which could have an adverse impact on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

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

The internet retail industry is subject to many risks and is highly competitive.

A number of the companies in which we invest operate in the internet retail industry. The internet retail industry is highly competitive. This competition is increasingly intense as a number of internet-based retailers have started and failed in recent years. Competitors include larger companies than the portfolio companies in which we invest, which, in particular, may have access to greater resources, may be more successful in the recruitment and retention of qualified employees which may give them a competitive advantage. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests. If our portfolio companies are unable to compete effectively or adequately respond to competitive pressures, this inability may materially adversely affect our results of operation and financial condition.

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

RUNWAY GROWTH CREDIT FUND INC.
Date: November 13, 2019
	By:	/s/ R. David Spreng
R. David Spreng
President, Chief Executive Officer and Chairman of the Board of Directors

Date: November 13, 2019	By:	/s/ Thomas B. Raterman
Thomas B. Raterman
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

