Form 10-K
period 2019-12-31
Runway Growth Credit Fund Inc.
filed 2020-03-20
CIK 1653384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2019
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
As of December 31, 2019, there was no established public market for the registrant’s common stock.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The issuer had 25,811,214 shares of common stock, $0.01 par value per share, outstanding as of March 19, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to the registrant’s 2020 annual meeting of stockholders (the “2020 Proxy Statement”), to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K as indicated herein.

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
We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). We have also elected to be treated as regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), have qualified, and intend to continue to qualify for treatment as a RIC annually. While we intend to qualify to be treated as a RIC annually, no assurance can be provided that we will be able to maintain our tax treatment as a RIC. For example, we anticipate that we may have difficulty satisfying the asset diversification requirements as we deploy initial capital and build our portfolio. If we fail to qualify for tax treatment as a RIC for any taxable year, we will be subject to corporate-level U.S. federal income tax on any net taxable income for such year. See “— Material U.S. Federal Income Tax Considerations” and “Note 2 — Summary of Significant Accounting Policies” to our financial statements in Part II, Item 8 of this Form 10-K for more information.
From the commencement of investment operations on December 16, 2016, through December 31, 2019, we funded 30 portfolio companies and invested $470.6 million in debt and equity investments, excluding U.S. Treasury Bills. As of December 31, 2019, our debt investment portfolio consisted of 36 debt investments in 21 portfolio companies with an aggregate fair value of   $349.6 million while our equity portfolio consisted of 36 warrant positions and one preferred stock position in 25 portfolio companies with an aggregate fair value of   $18.0 million. As of December 31, 2019, 100%, or $349.6 million, of our debt investment portfolio at fair value consisted of senior term loans. As of December 31, 2019, our net assets were $376.3 million, and all of our debt investments were secured by all or a portion of the tangible and intangible assets of the applicable portfolio company. The debt investments in our portfolio are generally not rated by any rating agency. If the individual debt investments in our portfolio were rated, they would be rated below “investment grade.” Debt investments that are unrated or rated below investment grade are sometimes referred to as “junk bonds” and have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.
For the year ended December 31, 2019, our debt investment portfolio had a dollar-weighted yield of 15.4% (excluding any yield from warrants). The warrants we receive from time to time when making loans to portfolio companies are excluded from the calculation of our dollar-weighted annualized yield because such warrants do not generate any yield since we do not receive dividends or other payments with respect to our outstanding warrants. We calculate the yield on dollar-weighted average debt investments for any period measured as (1) total investment income during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted annualized yield represents the portfolio yield and will be higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors. As of December 31, 2019, our debt investments had a dollar-weighted average outstanding term of 12 months and a dollar-weighted average remaining term of 32 months. As of December 31, 2019, substantially all of our debt investments had an original committed principal amount of between $6 million and $40 million, repayment terms of between 30 months and 60 months and pay cash interest at annual interest rates of between 8.25% and 13%.

In December 2016, we completed the initial closing of capital commitments (the “Initial Closing”) in our first private offering of shares of common stock to investors (the “Initial Private Offering”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (together with the rules and regulations promulgated thereunder, the “Securities Act”), and other applicable securities laws. The final closing of the Initial Private Offering occurred on December 1, 2017. As of December 31, 2019, in connection with the Initial Private Offering, we had total capital commitments of  $275,000,000 and had issued 18,241,157 shares of our common stock to stockholders for a total purchase price of   $275,000,000. As of December 31, 2019, we had completed multiple closings under its second private offering (the “Second Private Offering”) and had accepted capital commitments of  $174,423,500. As of December 31, 2019, in connection with the Second Private Offering, we have issued an aggregate of 5,000,000 shares for a total purchase price of $75,000,000. We expect to operate as a “private” BDC while we invest the proceeds of our private offerings and any future private offerings of our securities, after which, if market conditions are favorable, we plan to give our stockholders the opportunity to elect to participate in a Spin-Off transaction or seek other liquidity options for our stockholders, as further discussed in “— Investor Optionality; Potential Spin-Offs”.
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
We are externally managed by Runway Growth Capital LLC (“RGC”), an investment adviser that has registered with the SEC under the Investment Advisers Act of 1940, as amended. Runway Administrator Services LLC (the “Administrator”), a wholly-owned subsidiary of RGC, provides all administrative services necessary for us to operate.
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

•
all other expenses incurred by us, our Administrator or RGC in connection with administering our business, including payments under the Administration Agreement based on our allocable portion of our Administrator’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs;

•
organization and offering (the amount of organizational and offering expenses in connection with the Initial Private Offering in excess of  $1,000,000 were previously paid by RGC); and

•
our pro-rata portion of fees and expenses related to any future spin-off transaction.

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
Board Approval of the Amended Advisory Agreement
Our Board of Directors, including a majority of the directors who were not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of us or RGC, approved the Amended Advisory Agreement at an in-person meeting on August 3, 2017 and recommended that our stockholders approve the Amended Advisory Agreement. The Amended Advisory Agreement became effective on September 12, 2017, after approval by our stockholders at a special meeting of stockholders and was renewed by our Board of Directors at an in-person meeting on July 30, 2019. In its consideration of the approval of the Amended Advisory Agreement, our Board of Directors focused on information it had received relating to, among other things:
•
the nature, quality and extent of the advisory and other services provided to us by RGC under the terms of the Amended Advisory Agreement;

•
our investment performance and the investment performance of RGC;

•
comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives;

•
information about the services being performed and the personnel performing such services under the Amended Advisory Agreement;

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
Duration and Termination
Unless terminated earlier as described below, the Amended Advisory Agreement will continue automatically for successive annual periods provided that such continuance is specifically approved at least annually by (i) (A) the affirmative vote of a majority of our Board of Directors or (B) the affirmative vote of a majority of our outstanding voting securities, and (ii) the affirmative vote of a majority of our directors who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of us, RGC or our respective affiliates. The Amended Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, and may be terminated, without penalty, upon not more than 60 days’ written notice, by (i) the affirmative vote of a majority of our outstanding voting securities, (ii) the affirmative vote of a majority of our Board of Directors, including a majority of our directors who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of us, RGC or our respective affiliates, or (iii) RGC. See “Risk Factors — Risks Related to our Business and Structure — RGC and our Administrator have the right to resign upon not more than 60 days’ notice, and we may not be able to find a suitable replacement for either within that time, or at all, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations” in Part I, Item 1A of this Form 10-K.
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
Oaktree Strategic Relationship
In December 2016, we and RGC entered into a strategic relationship with Oaktree Capital Management, L.P. (“Oaktree”). Oaktree is a leading global alternative investment management firm with expertise in credit strategies. The firm was formed in 1995 by a group of individuals who had been investing together since the mid-1980s in high yield bonds, convertible securities, distressed debt, real estate, control investments and listed equities. Oaktree is a leader among global investment managers specializing in alternative investments, with $125 billion in assets under management as of December 31, 2019. The firm emphasizes an opportunistic, value-oriented and risk-controlled approach to investments in credit, private equity, real assets and listed equities. The firm has over 950 employees and offices in 18 cities worldwide.
In connection with the strategic relationship, OCM Growth Holdings, LLC, a Delaware limited liability company (“OCM”) managed by Oaktree, made an initial $125 million capital commitment to us, which was subsequently increased to $139 million (the “Initial OCM Commitment”). On June 14, 2019, the Company accepted an additional capital commitment from OCM in the amount of  $112.5 million (the “Subsequent OCM Commitment) and, together with the Initial OCM Commitment (the “OCM Commitment”), for a total of capital commitment of  $251.5 million. OCM has granted a proxy to us pursuant to which the shares held by OCM will be voted in the same proportion as our other stockholders vote their shares.
In connection with the OCM Commitment, we entered into a stockholder agreement, dated December 15, 2016, with OCM pursuant to which OCM has a right to nominate a member of our Board of Directors for election. Brian Laibow was appointed to our Board of Directors, effective January 25, 2017, as OCM’s representative. OCM also holds an interest in RGC and has the right to appoint a member of RGC’s board of managers and a member of the Investment Committee. OCM’s initial appointee to RGC’s board of managers and Investment Committee is Brian Laibow. In connection with the Subsequent OCM Commitment, OCM purchased additional equity in RGC.
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
Investor Liquidity Options
At any time after the third anniversary of the Initial Closing, we will offer our stockholders the option to elect to either (i) retain their ownership of shares of our common stock; or (ii) exchange their shares of our common stock for shares of common stock in a newly formed entity (the “Public Fund”) that will elect to be regulated as a BDC under the 1940 Act and treated as a RIC under Subchapter M of the Code, and will use its commercially reasonable best efforts to complete an IPO of shares of its common stock not later than three years after the final closing of the Initial Private Offering, which occurred on December 1, 2017; or (iii) exchange their shares of our common stock for interests in a newly formed entity (a “Liquidating Fund”) that will, among other things, seek to complete an orderly wind down and/or liquidation of the Liquidating Fund; provided, however, in no event will a stockholder be obligated to exchange his, her or its shares of our common stock for shares of common stock in the Public Fund or interests in the Liquidating Fund. In order to effectuate these options, we expect that we would need to, among other things, transfer to the Public Fund and/or the Liquidating Fund, in exchange for newly issued shares of the Public Fund and/or the Liquidating Fund, a pro rata portion of our assets and liabilities attributable to the investors that have elected to invest in the Public Fund and/or the Liquidating Fund (such transfer of assets and liabilities and the mechanics relating thereto are referred to herein as the “Spin-Off transaction”).
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
Because RGC would be managing both us the Public Fund and the Liquidating Fund in connection with any Spin-Off transaction, and the 1940 Act prohibits entities under common control from engaging in certain transactions, we will likely be required to obtain exemptive and/or no-action relief from the SEC to permit us to transfer assets to a Public Fund or a Liquidating Fund, as well as with respect to other aspects relating to the Spin-Off transaction, including the calculation of incentive fee to be paid by us in connection with a Spin-Off transaction. We and RGC have applied for exemptive relief from the SEC to permit us to transfer assets to a Public Fund or a Liquidating Fund, as well as with respect to other aspects relating to the Spin-Off transaction, including the calculation of incentive fee to be paid by us in connection with a Spin-Off transaction, and we have received preliminary comments from the SEC. There can be no assurance that we will be able to obtain such exemptive and/or no-action relief from the SEC. If we are unable to do so, then we will continue our operations in the manner otherwise set forth in this annual report on Form 10-K and our public filings with the SEC.
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
Investment Strategy and Approach
Our investment objective is to maximize our total return to our stockholders primarily through current income on our loan portfolio, and secondarily through capital appreciation on our warrants and other equity positions. Through our Sponsored Growth Lending and Non-Sponsored Growth Lending strategies, we invest in senior secured term loans and other senior debt obligations and may on occasion invest in second lien loans. We also expect to acquire equity securities in connection with our investments in secured loans. We expect to build a balanced portfolio with diversification among sponsored and non-sponsored transactions, diversification among sponsors within the sponsored segment, diversification among industry, geography, and stage of development, all contributing to a favorable risk adjusted return for the portfolio viewed as a whole. As we build our portfolio to scale, the effects of our diversification strategy on yield and other metrics may not be fully evident, and the impact of various weightings may be more pronounced from period to period until we achieve greater scale in our portfolio. In addition yields will fluctuate during vary stages of the credit cycle, interest rate environments, and with changing competitive pressures. For instance, typically when interest rates are low and a credit cycle extended, new entrants will enter traditionally higher yielding markets creating additional competition and temporarily compressing yields. We believe the credit markets, and in particular the market for our lending strategies, are presently experiencing such pressures. We typically invest in what we believe to be high growth-potential, private companies. We primarily originate our own investments in the debt and, to a lesser extent, equity of our portfolio companies and utilize a disciplined approach to providing growth capital to these companies. The types of loans in which we typically invest are senior secured term loans and other senior debt obligations and, less frequently, second lien secured loans. These loans generally fall into two strategies: Sponsored Growth Lending and Non-Sponsored Growth Lending.
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

•
a secured collateral position.

We believe there are significant barriers to entry in providing sponsored growth lending and non-sponsored growth lending, which results generally, in an environment with a limited number of competitors. In particular, we believe we will be able to capitalize on the following crucial elements for success in the private growth company lending market:
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
•
loan-size ranges from $10 million to $50 million;

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

In recent years, substantial investor capital has been allocated the private credit and direct lending asset classes, creating and increasing competition among lenders. Increased competition across all segments of the private credit and direct lending markets, has reduced credit spreads, and along with very low historically low interest rates, has reduced investment yields and resulted in more borrower friendly terms and conditions. New competitors, including established private credit platforms in other segments, have entered the sponsored and non-sponsored growth lending market and a similar competitive dynamic is possible. While their entry may or may not be permanent, their entry could lead to competitive pressure on our investment yields and other terms and conditions in the short-term.
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

Capital Market Dynamics Creating More Opportunities for Sponsored Growth Lending
Healthy, stable venture environment:   The number of companies receiving venture capital financing in 2019 was 10,777, according to the National Venture Capital Association (“NVCA”), and roughly 25.7% of these transactions were first-round financings. The number of financings has averaged over 9,200 for the past ten years, and during this period approximately one-third of these transactions were first time financings. The annual level of venture investment since 2002 has generally been in the $20- to $40- billion range with a significant increase to $71.0 billion in 2014. Increased venture investment has continued to trend upward since 2014. Venture investment totaled $83.8 billion in 2015, $77.6 billion in 2016, and $86.8 billion in 2017. The market saw a record high of  $140.2 billion in 2018 while 2019 saw a slight decrease, with $136.5 billion in venture investment. Despite the slight decrease, there is evidence of a healthy, stable venture environment where venture capital investment is consistently flowing into high-potential, technology-related companies. The significant increase in investment amounts in 2014 – 2019 is largely the result of growth investments in later-stage companies that are staying private longer. The sponsored growth lending market is estimated to be one-seventh of venture investment activity in any given year, translating to a market for loan origination of over $18 billion based on an average year of venture funding of approximately $130 billion.1 We believe that these statistics validate a substantial market opportunity and simultaneously support availability of capital for repayment. Based on our experience, many sponsored-growth loans are repaid from proceeds of new venture-equity financing.
Growing pool of target companies:   The average time from initial venture capital investment to exit, either by IPO or M&A transaction, has lengthened considerably. According to the NVCA 2015 Yearbook, in 1998 the average number of years from initial venture investment to IPO of a U.S. venture capital-backed company was approximately three years; that number has steadily increased and has been approximately eight years since 2012.2 According to the 2019 Pitchbook NVCA Q4-2019 Venture Monitor, the median time to exit is now 5.5 years. Exits are a small (10 – 15%) proportion of companies financed by venture capital each year. As a result, the pool of target companies has grown larger.
Venture investment consistently outstripping venture commitments: According to the NVCA, in 2019, $46 billion was raised by 259 funds, compared to $137 billion invested in the same year. 2019 was the fourteenth year in which more money was invested by the industry than raised in new commitments. This dynamic has created strong interest in raising new venture funds; however, the fact that companies receiving venture equity investment have taken longer to achieve liquidity than similar companies a decade earlier has led to cautious investing, as traditional investors in limited partnership funds are hesitant to commit to new funds until older commitments are returned. As a result, venture capital firms continue to supplement portfolio company equity with sponsored growth lending. Sponsored growth lending is now a valued component in the capital structure of most venture-backed companies.
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
Staffing
We do not currently have any employees. R. David Spreng, our President, Chief Executive Officer and Chairman of our Board of Directors, is also the founder, President, Chief Executive Officer and Chief Investment Officer of RGC. Thomas B. Raterman is our Chief Financial Officer, Treasurer, and Secretary, and serves as the Chief Financial Officer of RGC. Our Chief Financial Officer performs his functions for us under the terms of our Administration Agreement. We have also retained Carl M. Rizzo of Alaric Compliance Services LLC to serve as our Chief Compliance Officer pursuant to an agreement with Alaric Compliance Services LLC. Mr. Rizzo also serves as the Chief Compliance Officer for RGC.
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
Taxation of the Company
We elected to be treated as a RIC under Subchapter M of the Code for 2015, have qualified, currently qualify and intend to qualify for treatment as a RIC annually. As a RIC, we generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we timely distribute to our stockholders as dividends.
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

•
at least 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period generally ending on October 31 of the calendar year (unless an election is made by us to use our taxable year); and

•
any net ordinary income and capital gain net income that we recognized in previous years on which we paid no U.S. federal income tax.

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
Failure to Qualify as a RIC
While we have elected, and expect to qualify, to be treated as a RIC for 2019 and intend to qualify to be treated as a RIC annually, no assurance can be provided that we will qualify for tax treatment as a RIC for any taxable year. For example, we anticipate that we may have difficulty satisfying the Diversification Tests as we deploy initial capital and build our portfolio. In addition, we may have difficulty satisfying the diversification requirements after the consummation of the initial Spin-Off transaction if we decide to liquidate our portfolio since we will not be making additional investments. While we generally will not lose our status as a RIC as long as we do not acquire any non-qualifying securities or other property, under certain circumstances we may be deemed to have made an acquisition of non-qualifying securities or other property. If we have previously qualified as a RIC, but were subsequently unable to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, we would be subject to tax on all of our taxable income (including our net capital gains) at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would we be required to make distributions. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate stockholders would be eligible to claim a dividend received deduction with respect to such dividend; non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.
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
As a BDC, we are generally required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our gross assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 200% after each issuance of senior securities. However, the 1940 Act has been modified to allow a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. We are permitted to increase our leverage capacity if stockholders representing at least a majority of the votes cast, at an annual or special meeting at which quorum is met, approve a proposal to do so. If we receive such stockholder approval, we would be permitted to increase our leverage capacity on the first day after such approval. Alternatively, we may increase the maximum amount of leverage we may incur to an asset coverage ratio of 150% if the “required majority” of our independent directors as defined in Section 57(o) of the 1940 Act approve such increase, with such approval becoming effective after one year. Because our common stock is not listed on a national securities exchange, if we receive approval to increase the maximum amount of leverage we may incur to an asset coverage ratio of 150% from an asset coverage ratio of 200%, then we must offer to repurchase all of our common stock held by stockholders as of the date of such approval. In addition, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage and risks related to leverage.
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
As a BDC, we are generally limited in our ability to invest in any portfolio company in which RGC or any of its affiliates currently has an investment or to make any co-investments with our investment adviser or its affiliates without an exemptive order from the SEC, subject to certain exceptions. We, RGC and certain of our affiliates have submitted an exemptive application to the SEC to permit us to co-invest with other funds managed by RGC or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. There can be no assurance that this exemptive order will be granted. If such relief is granted, then we will be permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching by us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
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
Senior Securities
We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. However, the 1940 Act has been modified to allow a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. We are permitted to increase our leverage capacity if stockholders representing at least a majority of the votes cast, at an annual or special meeting at which quorum is met, approve a proposal to do so. If we receive such stockholder approval, we would be permitted to increase our leverage capacity on the first day after such approval. Alternatively, we may increase the maximum amount of leverage we may incur to an asset coverage ratio of 150% if the “required majority” of our independent directors as defined in Section 57(o) of the 1940 Act approve such increase, with such approval becoming effective after one year. Because our common stock is not listed on a national securities exchange, if we receive approval to increase the maximum amount of leverage we may incur to an asset coverage ratio of 150% from an asset coverage ratio of 200%, then we must offer to repurchase all of our common stock held by stockholders as of the date of such approval. In addition, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage and risks related to leverage.
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
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, as well as reports on Forms 3, 4 and 5 regarding directors, officers or 10% beneficial owners of us, filed or furnished pursuant to section 13(a), 15(d) or 16(a) of the Exchange Act, are available on our website free of charge (https://runwaygrowth.com/document-center/).
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
Our competitors include both existing and newly formed equity and debt focused public and private funds, other BDCs, investment banks, venture-oriented commercial banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to maintain our ability to be subject to taxation as a RIC. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to offer. In recent years, substantial investor capital has been allocated the private credit and direct lending asset classes, creating and increasing competition among lenders. Increased competition across all segments of the private credit and direct lending markets, has reduced credit spreads, and along with very low historically low interest rates, has reduced investment yields and resulted in more borrower friendly terms and conditions. New competitors, including established private credit platforms in other segments, have entered the sponsored and non-sponsored growth lending market and a similar competitive dynamic is possible. While their entry may or may not be permanent, their entry could lead to competitive pressure on our investment yields and other terms and conditions in the short-term.
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
OCM made the $139.0 million Initial OCM Commitment in connection with the Initial Private Offering and the $112.5 Subsequent OCM Commitment in connection with the Second Private Offering. As of March 19, 2020, OCM owned approximately 55% of our outstanding common stock. In addition, OCM holds an interest in RGC. In connection with our strategic relationship with Oaktree, OCM has a right to nominate an individual for election to our Board of Directors. If at any time, OCM has not nominated for election a member of our Board of Directors and/or a nominated director has not yet been elected, OCM will maintain board observation rights. OCM’s initial appointee to our Board of Directors is Brian Laibow. Mr. Laibow has also been appointed to the board of managers and Investment Committee of RGC. Mr. Laibow is an employee of Oaktree and we expect that he will continue to engage in investment advisory activities for Oaktree, which could result in a conflict of interest and may distract him from his responsibilities to us and RGC.

As a result of the relationship with Oaktree and OCM, we are presumed to be an affiliate of Oaktree and OCM under the 1940 Act. As a result, we are not able to invest in the same portfolio companies in which any funds managed by Oaktree or OCM invest without seeking exemptive relief from the SEC.
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
We may need additional capital to fund growth in our investments. We issued equity securities in the Initial Private Offering, expect to continue to issue equity securities in connection with the Second Private Offering and expect to borrow from financial institutions. A reduction in the availability of new capital could limit our ability to grow. We must distribute at least 90% of our investment company taxable income to our stockholders to maintain our tax treatment as a RIC. As a result, any such cash earnings may not be available to fund investment originations. We may, in the future, borrow under debt facilities from financial institutions and issue additional debt and equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. In addition, as a BDC, our ability to borrow or issue preferred stock may be restricted if our total assets are less than 200% of our total borrowings and preferred stock (or 150% if we satisfy certain conditions including board and/or stockholder approval, see “Risk Factors — Risks Relating to our Business and Structure — The 1940 Act may allow us to incur additional leverage.”)
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
The 1940 Act may allow us to incur additional leverage.
The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, the 1940 Act has been modified to allow a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. We are permitted to increase our leverage capacity if stockholders representing at least a majority of the votes cast, at an annual or special meeting at which quorum is met, approve a proposal to do so. If we receive such stockholder approval, we would be permitted to increase our leverage capacity on the first day after such approval. Alternatively, we may increase the maximum amount of leverage we may incur to an asset coverage ratio of 150% if the “required majority” of our independent directors as defined in Section 57(o) of the 1940 Act approve such increase, with such approval becoming effective after one year. Because our common stock is not listed on a national securities exchange, if we receive approval to increase the maximum amount of leverage we may incur to an asset coverage ratio of 150% from an asset coverage ratio of 200%, then we must offer to repurchase all of our common stock held by stockholders as of the date of such approval. In addition, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage and risks related to leverage.
As a result of these modifications to the 1940 Act, we may be able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150%. Leverage magnifies the potential for loss on investments and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay dividends on our common stock, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique. See “Risk

Factors — Risks Related to Our Business and Structure — We may borrow money, which would magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.”
Regulations governing our operation as a BDC affect our ability to raise additional capital and the way in which we do so. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.
We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are generally permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. We are permitted, however, to increase our asset coverage ratio to at least 150% if we satisfy certain conditions, including stockholder and/or board approval. See “Risk Factors — Risks Relating to our Business and Structure — The 1940 Act may allow us to incur additional leverage.” If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss.
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
As a BDC, we are generally required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our gross assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 200% after each issuance of senior securities. We are permitted, however, to increase our asset coverage ratio to at least 150% if we satisfy certain conditions, including stockholder and/or board approval. See “Risk Factors — Risks Relating to our Business and Structure — The

1940 Act may allow us to incur additional leverage.” If this ratio declines below 200% or 150%, whichever is applicable, we may not be able to incur additional debt and could be required by law to sell a portion of our investments to repay some debt when it is disadvantageous to do so, which could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on RGC’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us. In addition, any debt facility into which we may enter would likely impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to qualify as a RIC.
Any defaults under the Credit Facility could adversely affect our business.
On May 31, 2019, we entered into the Credit Agreement with KeyBank National Association, as administrative agent, syndication agent, and a lender, CIBC Bank USA, as documentation agent and a lender, and U.S. Bank National Association, as paying agent (the “Credit Facility”). In the event we default under our credit facility with KeyBank National Association, or other borrowings, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under such borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under such borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.
If we are unable to obtain additional debt financing, or if our borrowing capacity is materially reduced, our business could be materially adversely affected.
We may want to obtain additional debt financing, or need to do so upon maturity of the Credit Facility, in order to obtain funds which may be made available for investments. The availability period under the Credit Agreement expires on May 31, 2022 and is followed by a two-year amortization period. The stated maturity date under the Credit Agreement is May 31, 2024. If we are unable to increase, renew or replace the Credit Facility and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition.
Changes in interest rates may affect our cost of capital, the ability of our portfolio companies to service their debt obligations and our net investment income.
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income and our net asset value. Substantially all of our debt investments will have variable interest rates that reset periodically based on benchmarks such as LIBOR and the prime rate, so an increase in interest rates from their relatively low present levels may make it more difficult for our portfolio companies to service their obligations under the debt investments that we will hold. Alternatively, a decrease in interest rates or interest rate benchmarks, including a reduction of LIBOR to zero, may negatively affect our net interest income if our interest-earning assets reprice sooner than our interest-bearing debt investments. In a low interest rate environment, prepayments may be more likely. We would then be forced to invest unanticipated proceeds at lower interest or dividend rates, resulting in a decline in our net investment income.
In addition, to the extent we borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income to the extent we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results.
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
We will be subject to U.S. federal corporate-level income tax if we are unable to qualify as a RIC.
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
Actions by the BBA, regulators or law enforcement agencies may result in changes to the manner in which LIBOR is determined. Uncertainty as to the nature of such potential changes may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities. For example, On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next several years. As a result of this transition, interest rates on financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. Further, any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the value of our financial instruments tied to LIBOR rates. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities, called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a questions and the future of LIBOR at this time is uncertain.
Additionally, on June 12, 2019 the Staff of the SEC’s Division of Corporate Finance, Division of Investment Management, Division of Trading and Markets, and Office of the Chief Accountant issued a statement about the potentially significant effects on financial markets and market participants when LIBOR is discontinued in 2021 and no longer available as a reference benchmark rate. The Staff encouraged all market participants to identify contracts that reference LIBOR and begin transitions to alternative rates. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions or credit held by or due to us or on our overall financial condition or results of operations. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. In addition, the cessation of LIBOR could:
•
Adversely impact the pricing, liquidity, value of, return on and trading for a broad array of financial products, including any LIBOR-linked securities, loans and derivatives that are included in our assets and liabilities;

•
Require extensive changes to documentation that governs or references LIBOR or LIBOR-based products, including, for example, pursuant to time-consuming renegotiations of existing documentation to modify the terms of outstanding investments;

•
Result in inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with one or more alternative reference rates;

•
Result in disputes, litigation or other actions with portfolio companies, or other counterparties, regarding the interpretation and enforceability of provisions in our LIBOR-based investments, such as fallback language or other related provisions, including, in the case of fallbacks to the alternative reference rates, any economic, legal, operational or other impact resulting from the fundamental differences between LIBOR and the various alternative reference rates;

•
Require the transition and/or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on one or more alternative reference rates, which may prove challenging given the limited history of the proposed alternative reference rates; and

•
Cause us to incur additional costs in relation to any of the above factors.

We may choose to pay dividends in our own stock, including in connection with our Dividend Reinvestment Plan, in which case you may be required to pay U.S. federal income tax in excess of the cash you receive.
We may distribute dividends that are payable predominantly in shares of our common stock, including in connection with our Dividend Reinvestment Plan. Based on certain guidance issued by the IRS, distributions from a publicly offered RIC that are payable in stock or cash at the election of stockholders will be treated as taxable dividends that may satisfy our minimum distribution requirements even if the total amount of cash to be distributed is limited, provided that at least 20% of such dividend is payable in cash. If too many stockholders elect to receive their distribution in cash, we must allocate the cash available for distribution among the stockholders electing to receive cash (with the balance of the distribution paid in shares of our common stock). Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay U.S. federal income tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. federal tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders sell shares of our common stock in order to pay U.S. federal income taxes owed on dividends, it may put downward pressure on the trading price of our common stock.
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
From time to time, capital markets may experience periods of disruption and instability. During such periods of market disruption and instability, we and other companies in the financial services sector may have limited access, if available, to alternative markets for debt and equity capital. Equity capital may be difficult to raise because, subject to some limited exceptions which will apply to us as a BDC, we will generally not be able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 200% immediately after each time we incur indebtedness. We are permitted, however, to increase that asset coverage ratio to at least 150% if we satisfy certain conditions. See “Risk Factors — Risks Relating to Our Business and Structure — The 1940 Act may allow us to incur additional leverage.” The debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.
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
Global economic, political and market conditions, including potential economic recession, may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.
The current global financial market situation, as well as various social and political circumstances in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global public health emergencies), may contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. For example, the recent outbreak of COVID-19, a novel strain of coronavirus, in many countries, including the United States, continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The outbreak of COVID-19 may have a material adverse impact on the ability of our portfolio companies to fulfill their end customers’ orders due to supply chain delays, limited access to key commodities or technologies or other events that impact their manufacturers or their suppliers. This in turn may affect their ability to meet their obligations to us. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn or recession. Many manufacturers of goods in Asia and Europe have seen a downturn in production due to the suspension of business and temporary closure of factories in an attempt to curb the spread of the illness. As the impact of COVID-19 continues to spread worldwide, similar impacts may occur with respect to affected countries. Such events have affected, and may in the future affect, the global and U.S. capital markets, and our business, financial condition or results of operations.
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
There may be no future Spin-Off transactions, stock repurchase offers or other liquidity event.
No assurances can be made that any Spin-Off transaction will occur, and investors should not rely on a future Spin-Off transaction as a liquidity option. Because RGC would be managing each of us and the Public Fund and/or Liquidating Fund, if any, the 1940 Act prohibits entities under common control from engaging in certain transactions, we will likely be required to obtain exemptive and/or no-action relief from the SEC to permit us to transfer assets to the Public Fund and/or Liquidating Fund, as well as with respect to other aspects relating to a Spin-Off transaction.
We and RGC have applied for exemptive relief from the SEC to engage in certain otherwise prohibited transactions in order to allow our stockholders to exchange their shares into shares of the Public Fund or Liquidating Fund, subject to the Board of Directors’ determination that such exchange is in our best interest and the best interest of our stockholders. There can be no assurance that we will be able to obtain such exemptive and/or no-action relief from the SEC. If we are unable to do so, then we will continue our operations in the manner otherwise set forth in this annual report on Form 10-K and in the offering documents related to the Initial Private Offering. Alternatively, if we do obtain such exemptive and/or no-action relief, our Board of Directors would determine whether (and when) to effectuate any Spin-Off transaction, subject to the receipt of any required stockholder approvals.
The Company may exclude any investor from participating in the Spin-Off transaction if, in the reasonable discretion of the Company, there is a substantial likelihood that such investor’s exchange of shares of our common stock at such time would cause us, the Public Fund or Liquidating Fund, to (i) be in violation of, or noncompliance with, any law or regulation to which such entity is or would be subject or (ii) be deemed to hold “plan assets” under ERISA or Section 4975 of the Code because the investments of Benefit Plan Investors are deemed to be significant. If a Spin-Off transaction does occur, although it is expected that any incentive fee payable in connection with the Spin-Off transaction will be calculated using the methodology set forth in “Note 7 — Related Party Agreements and Transactions” to our financial statements in Part II, Item 8 of this Form 10-K (taking into account the pro rata portion of our assets and liabilities relating to shares of our common stock being exchanged on an as-liquidated basis), the final terms of a Spin-Off transaction will be determined at the time of any such Spin-Off transaction, and there is no guarantee that such terms will be favorable to investors. See “Business — Investor Optionality; Potential Spin-Offs” in Part I, Item 1 of this Form 10-K for more information. While we expect that a Spin-Off transaction would likely be taxable to a stockholder that chooses to participate in the Spin-Off transaction, we cannot at this time predict the specific tax consequences of any future Spin-Off transaction that may occur.
While we may also make the Trading Platform operated by The Nasdaq Private Market, LLC or its affiliates available to stockholders, there can be no guarantee that we will do so or that secondary trading opportunities will be available for all stockholders who wish to sell their shares. Secondary trading of shares of common stock on the Trading Platform, if available, would be subject to applicable law and will be restricted solely to accredited investors. Stockholders who access the Trading Platform will be subject to certain transaction fees that will not be reimbursed by the Company or by RGC. Any such secondary trading may result in shares being purchase or sold at a price above or below the Company’s last calculated net asset value, and if you sell shares at a price below your initial purchase price, you may lose money on your investment in the Company.
Additionally, while we may from time to time offer to repurchase a portion of the shares of our common stock, we have no obligation to do so. We will only offer to repurchase shares on such terms as may be determined by our Board of Directors in its complete and absolute discretion. There is no assurance that our Board of Directors will exercise its discretion to offer to repurchase shares or that there will be sufficient funds available to accommodate all of our stockholders’ requests for repurchase. As a result, we may repurchase less than the full amount of shares that you request to have repurchased in connection with any repurchase offer. Any periodic repurchase offers will be subject in part to our available cash and compliance with the BDC and RIC qualification and diversification rules promulgated under the 1940 Act and the Code, respectively. If we do not repurchase the full amount of your shares that you have requested to be repurchased, or we determine not to make repurchases of our shares, there can be no guarantee that you will be able to dispose of your shares.
Terrorist attacks, acts of war or widespread health emergencies or natural disasters may affect any market for our common stock, impact the businesses in which we invest and harm our business, operating results and financial condition.
Terrorist acts, acts of war, widespread health emergencies or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, widespread health emergencies or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks, natural disasters and widespread health emergencies are generally uninsurable.
Events outside of our control, including widespread public health emergencies, may negatively affect our results of operations and financial performance.
Periods of market volatility may continue to occur in response to pandemics or other events outside of our control. These types of events could adversely affect our operating results. For example, in December 2019, COVID-19 (a novel strain of coronavirus) surfaced in Wuhan, China and has now been detected globally on a widespread basis (including in the United States). The coronavirus pandemic has resulted in the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories globally, as well as border closings, quarantines, cancellations, disruptions to supply chains and customer activity, and general concern and uncertainty. As the potential impact on global markets from the coronavirus is difficult to predict, the extent to which the coronavirus may negatively affect our operating results or the duration of any potential business disruption is uncertain. Any potential impact to results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of the coronavirus and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control. Additionally, the coronavirus outbreak may exacerbate other pre-existing political, social and economic risks in certain countries. The impact of the outbreak may be short term or may last for an extended period of time. These potential impacts, while uncertain, could adversely affect our operating results.
For any period that we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, U.S. stockholders that are individuals, trusts or estates will be taxed as though they received a distribution of some of our expenses.
A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. We currently do not qualify as a publicly offered RIC; we may qualify as a publicly offered RIC for future taxable years. For any period that we are not a publicly offered RIC, a U.S. non-corporate stockholder’s allocable portion of our affected expenses, including our management fees, is treated as an additional distribution to the stockholder and will be deductible by such stockholder only to the extent permitted under the limitations described below. In particular, these expenses, which are “miscellaneous itemized deductions”, are not currently deductible by an individual or other non-corporate investor (and, beginning in 2026, will be deductible only to the extent they exceed 2% of such a stockholder’s adjusted gross income, and are not deductible for alternative minimum tax purposes).
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
Private funds that are excluded from the definition of  “investment company” either pursuant to Section 3(c)(1) or 3(c)(7) of the 1940 Act are restricted from acquiring directly or through a controlled entity more than 3% of our total outstanding voting stock (measured at the time of the acquisition). Investment companies registered under the 1940 Act and BDCs are also subject to this restriction as well as other limitations under the 1940 Act that would restrict the amount that they are able to invest in our securities. Additionally, until such time as the shares of our common stock are considered “publicly-offered securities” within the meaning of Section 3(42) of ERISA and certain DOL regulations (together, the “Plan Asset Provisions”), we intend to operate so that less than 25% of the value of any class of equity interest in the Company is held by “Benefit Plan Investors” (within the meaning of the Plan Asset Provisions), so that their investment will not be “significant” and the assets of the Company will not include “plan assets” under the Plan Asset Provisions (the “25% Test”). In order to meet the requirements of the 25% Test, we may prohibit certain investments or transfers of investments so as to avoid the Company holding “plan assets” within the meaning of ERISA. As a result, certain investors will be limited in their ability to make significant investments in us at a time that they might desire to do so.
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
Investors in our private offerings are subject to transfer restrictions.
Other than in connection with a Spin-Off transaction, investors who participated in the our private offerings may not sell, assign, transfer or otherwise dispose of  (in each case, a “Transfer”) any common stock unless (i) we give consent and (ii) the Transfer is made in accordance with applicable securities laws. No Transfer will be effectuated except by registration of the Transfer on our books.
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
Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the

Internal Revenue Service (“IRS”) and the U.S. Treasury Department. The U.S. House of Representatives and U.S. Senate passed tax reform legislation (the “TCJA”) in December of 2017, which the President signed into law shortly thereafter. Such legislation made many changes to the Internal Revenue Code, including significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how these or any other changes in the tax laws might affect us, our stockholders, or our portfolio investments. Such legislation could significantly and negatively affect our ability to qualify as a RIC and have adverse U.S. federal income tax consequences to us and our stockholders. Additionally, the U.S. Treasury and IRS have issued and may issue additional regulations and administrative interpretations of the TCJA, and any such regulations, interpretations, any court decisions interpreting the TCJA or the regulations or administrative interpretations thereunder, or any other changes in the tax laws could similarly, significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification, or could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.
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
We have not yet identified all of the potential investments for our portfolio that we will acquire with the proceeds of the Second Private Offering. Our stockholders will generally have no input with respect to investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our common stock.
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
A number of the companies in which we invest operate in the semiconductor industry. The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. Any future downturns may result in diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices for our portfolio companies. Furthermore, any upturn in the semiconductor industry could result in increased competition for access to third-party foundry and assembly capacity for our portfolio companies. Our portfolio companies are dependent on the availability of this capacity to manufacture and assemble all of their products. These risks that our portfolio companies face could, in turn, materially adversely affect our business, financial condition and results of operations.
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
Holders
As of March 19, 2020, there were 172 holders of record of our common stock.
Distributions
To the extent that we have funds available, we intend to make quarterly distributions to our stockholders. Our stockholder distributions, if any, will be determined by our Board of Directors. Any distribution to our stockholders will be declared out of assets legally available for distribution. We anticipate that distributions will be paid from income primarily generated by interest and dividend income earned on investments made subsequent to the Initial Closing. We will not be able to determine whether any specific distribution will be treated as made out of our taxable earnings or as a return of capital until after the end of our taxable year. The amount treated as a tax-free return of capital will reduce a stockholder’s adjusted basis in his or her common stock, thereby increasing his or her potential gain or reducing his or her potential loss on the subsequent sale or other disposition of his or her common stock. For the year ended December 31, 2019, the Company declared and paid dividends in the amount of $40,651,334 of which $8,192,547 was distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s dividend reinvestment program. For the year ended December 31, 2018, the Company declared and paid dividends in the amount of  $7,283,810 of which $1,428,498 was distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s dividend reinvestment program. Total distributions for the years ended December 31, 2019 and December 31, 2018 represented distributions from income and not return of capital. On March 5, 2020, the Board of Directors declared a dividend in the amount of $0.40 per share payable on March 20, 2020 to stockholders of record as of March 6, 2020.
We have elected to be treated, have qualified, and intend to continue to qualify annually, as a RIC under Subchapter M of the Code. While we intend to qualify to be treated as a RIC annually, we anticipate that we may have difficulty satisfying the asset diversification requirements as we deploy initial capital and build our investment portfolio. If we fail to qualify as a RIC for any taxable year, we will be subject to corporate-level U.S. federal income tax on any net taxable income for such year. See “Business — Material U.S. Federal Income Tax Considerations” in Part I, Item 1 of this Form 10-K and “Note 2 — Summary of Significant Accounting Policies” to our financial statements in Part II, Item 8 of this Form 10-K for more information. To maintain RIC tax treatment, we must distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of our net realized long-term capital losses, if any, to our stockholders. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of: (a) 98% of our ordinary income (not taking into account any capital gains or losses) for such calendar year; (b) 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year; and (c) any net ordinary income and capital gainnet income that we recognized in previous years but was not distributed during such years and on which we paid no U.S. federal income tax.
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
The plan is terminable by us upon notice in writing mailed to each stockholder of record at least 30 days prior to any record date for the payment of any distribution by us. All correspondence concerning the plan should be directed to RGC by mail at Runway Growth Capital LLC, 205 N. Michigan Ave., Suite 4200, Chicago, IL 60601.
Recent Sales of Unregistered Securities and Use of Proceeds
Except as previously reported by us on our current reports on Form 8-K, we did not sell any securities during the period covered by this Form 10-K that were not registered under the Securities Act.
Item 6.   Selected Financial Data
The following selected financial and other data for the years ended December 31, 2019, 2018 and 2017, is derived from our audited financial statements. The selected financial information and other data presented below should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K and with the audited financial statements and the notes thereto included in Part II, Item 8 of this Form 10-K.
Our historical results are not necessarily indicative of future results. The selected financial data in this section is not intended to replace the financial statements and is qualified in its entirety by the financial statements and related notes included in this filing.
	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2017
Income Statement Data:
Total Investment Income	$55,139,136	$20,756,054	$3,189,839
Total Operating Expenses	18,685,305	9,049,637	5,031,385
Net Investment Income (Loss)	36,453,831	11,706,417	(1,841,546)
Net realized gain on investments	609,031	59,792	—
Net change in unrealized appreciation (depreciation) on investments	(9,416,462)	(8,693)	405,251
Net Increase (Decrease) in Net Assets Resulting from Operations	$27,646,400	$11,757,516	$(1,436,295)
Per Share Data:
Net Investment Income (Loss)(1)	1.95	1.26	(0.66)
Net Increase (Decrease) in Net Assets Resulting from Operations(1)	1.48	1.26	(0.51)

	Year ended December 31, 2019	Year ended December 31, 2018
Balance Sheet Data:
Non-control/non-affiliate investments at fair value	$368,016,276	$224,248,389
Investment in U.S. Treasury Bills at fair value	99,965,423	79,959,928
Cash	45,799,672	2,527,474
Deferred offering costs	—	102,865
Accrued interest receivable	1,941,502	1,221,494
Other accounts receivable	403,566	41,160
Prepaid expenses	165,901	120,064
Total Assets	$516,292,340	$308,484,133
Credit facilities	61,000,000	59,500,000
Deferred credit facility fees	(978,907)	(129,759)
Payable for securities purchased	—	80,699
Deferred revenue	—	100,000
Reverse repurchase agreement	74,593,802	79,560,129
Accrued incentive fees	3,582,987	1,071,566
Due to affiliate	81,537	116,697
Interest payable	500,056	163,981
Accrued expenses and other liabilities	1,199,644	388,666
Total Liabilities	$139,979,119	$140,981,738
Total Net Assets	$376,313,221	$167,369,395
Other Data:
Total Return based on Net Asset Value(2)	(3.68)%	3.27%
Net Asset Value per Share(1)	14.58	15.14
Weighted average shares outstanding for period, basic	18,701,021	9,300,960
Dividends declared and paid	40,651,334	7,283,810

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

•
the effect of legal, tax and regulatory changes; and

•
the other risks, uncertainties and other factors we identify under “Risk Factors” in Part I, Item 1A of this Form 10-K and in our other filings with the SEC.

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
Overview
We are an externally managed, non-diversified closed-end investment management company that was formed on August 31, 2015 as a corporation under the laws of the State of Maryland. We have elected to be regulated as a BDC under the 1940 Act. In addition, we have elected to be treated, have qualified, and intend to continue to qualify annually, as a RIC under Subchapter M of the Code. If we fail to qualify as a RIC for any taxable year, we will be subject to corporate-level U.S. federal income tax on any net taxable income for such year. As a BDC and a RIC, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source-of-income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our investment company taxable income and net tax-exempt interest.
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
We commenced investment activities in portfolio securities during the quarter ended June 30, 2017, and we commenced investment activities in U.S. Treasury Bills during the quarter ended December 31, 2016. In October 2015, in connection with our formation, we issued and sold 1,667 shares of our common stock to R. David Spreng, our President, Chief Executive Officer and Chairman of our Board of Directors, for an aggregate purchase price of   $25,000. In December 2016, we completed the initial closing of capital commitments in the Initial Private Offering, in connection with which we called capital and issued 333,333 shares of our common stock to investors for an aggregate purchase price of   $5,000,000. The final closing of the Initial Private Offering occurred on December 1, 2017. As of December 31, 2019, in connection with the Initial Private Offering, we had total capital commitments of  $275,000,000 and had issued 18,241,157 shares of our common stock to stockholders for a total purchase price of $275,000,000.

As of December 31, 2019, we had completed multiple closings under its second private offering (the “Second Private Offering”) and had accepted capital commitments of  $174,423,500. As of December 31, 2019, in connection with the Second Private Offering, we have issued an aggregate of 5,000,000 shares for a total purchase price of  $75,000,000.
Portfolio Composition and Investment Activity
Portfolio Composition
At December 31, 2019, we had investments in twenty-five portfolio companies, representing twenty-one companies where we held loan and warrant investments, four companies where we held warrant interests only, and held two U.S. Treasury Bills. The following table shows the fair value of our investments, by asset class, as of December 31, 2019:
Investments	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
Senior Secured Term Loans	$358,385,089	$349,570,424	74.6%
Preferred Stock	250,000	437,515	0.1
Warrants	18,383,811	18,008,337	3.9
Total Portfolio Investments	377,018,900	368,016,276	78.6
U.S. Treasury Bill	99,982,765	99,965,423	21.4
Total Investments	$477,001,665	$467,981,699	100.0%
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
Investment Activity
The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments as well as repayments and sales of existing investments. For the year ended December 31, 2019 the Company funded $173,000,000 in nine new portfolio companies and $62,250,000 in eight existing portfolio companies. The Company also received $82,500,000 in loan repayments from six portfolio companies and $3,241,934 in proceeds from the termination of warrants.

Portfolio Reconciliation
The following is a reconciliation of our investment portfolio, including U.S. Treasury Bills, for the years ended December 31, 2019, 2018 and 2017.
	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Beginning Investment Portfolio	$304,208,317	$140,721,508	$2,999,849
Purchase of Investments(1)	242,999,215	168,111,471	67,005,037
Purchase of U.S. Treasury Bills	315,836,640	270,444,962	156,977,177
Amortization of Fixed Income Premiums and Discounts	13,021,775	4,621,487	834,194
Portfolio Investments Repaid	(79,062,912)	(14,500,629)	—
Sales and Maturities of Investments	(23,875,997)	(2,251,899)	—
Sales and Maturities of U.S. Treasury Bills	(295,955,273)	(262,989,682)	(87,500,000)
Realized gain on Investments	226,396	59,792	—
Net Change in Unrealized Appreciation (Depreciation) on Investments	(9,416,462)	(8,693)	405,251
Ending Investment Portfolio	$467,981,699	$304,208,317	$140,721,508

(1)
Includes PIK interest.

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

The following tables show the investment rankings of our debt investments at fair value as of December 31, 2019 and 2018.
	As of December 31, 2019
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$—	—	—
2	217,278,446	46.4%	11
3	119,109,762	25.5%	8
4	8,870,625	1.9%	1
5	4,311,591	0.9%	1
	$349,570,424	74.7%	21

	As of December 31, 2018
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$14,762,697	4.9%	1
2	107,685,007	35.4%	9
3	78,292,451	25.7%	6
4	7,799,198	2.6%	1
5	—	—	—
	$208,539,353	68.6%	17
Loans and Debt Securities on Non-Accrual Status
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of December 31, 2019, we had two loans to Aginity, Inc. representing an aggregate principal funded of  $9,000,000 at a fair market value of  $4,311,589 on non-accrual status. As of December 31, 2018, we did not have any loans on non-accrual status.
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

Comparison of the Years Ended December 31, 2019, 2018 and 2017
	Year Ended December 31, 2019		Year Ended December 31, 2018		Year Ended December 31, 2017
	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)
Investment income
Interest income	$54,450,955	$2.91	$19,565,467	$2.10	$3,051,077	$1.09
Other income	688,181	0.04	1,190,587	0.13	138,645	0.05
Dividend income	—	—	—	—	117	0.00
Total investment income	55,139,136	2.95	20,756,054	2.23	3,189,839	1.14
Operating expenses
Management fees	5,105,009	0.27	4,812,500	0.51	3,587,314	1.28
Incentive fees	8,349,449	0.45	1,411,324	0.15	—	—
Interest expense	1,186,466	0.06	532,732	0.06	—	—
Professional fees	975,688	0.05	700,019	0.08	544,002	0.19
Overhead allocation expense	855,889	0.05	454,337	0.05	313,147	0.11
Administration fees	490,022	0.03	209,761	0.02	125,000	0.04
Credit facility fees	478,731	0.03	—	—	—	—
Directors’ fees	222,154	0.01	208,000	0.02	206,500	0.08
Consulting fees	110,328	0.01	66,933	0.01	49,650	0.02
Tax expense	99,549	0.01	186,782	0.02	3,414	0.00
Insurance expense	96,296	0.01	96,062	0.01	89,092	0.03
General and administrative expenses	26,264	0.00	101,984	0.01	41,900	0.01
Other expenses	689,460	0.04	269,203	0.03	71,366	0.04
Total operating expenses	18,685,305	1.00	9,049,637	0.97	5,031,385	1.80
Net investment income (loss)	36,453,831	1.95	11,706,417	1.26	(1,841,546)	(0.66)
Realized gain on investments	609,031	0.03	59,792	0.00	—	—
Net change in unrealized appreciation (depreciation) on investments	(9,416,462)	(0.50)	(8,693)	0.00	405,251	0.14
Net increase (decrease) in net assets resulting from operations	27,646,400	1.48	11,757,516	1.26	(1,436,295)	(0.51)

(1)
The basic per share figures noted above are based on weighted averages of 18,701,021, 9,300,960, and 2,795,274 shares outstanding for the years ended December 31, 2019, 2018, and 2017, respectively.

Investment Income
Our investment objective is to maximize our total return to our stockholders primarily through current income on our loan portfolio, and secondarily through capital appreciation on our warrants and other equity positions. We intend to achieve our investment objective by investing in high growth-potential, private companies. We typically invest in senior secured and second lien secured loans that generally fall into two strategies: Sponsored Growth Lending and Non-Sponsored Growth Lending. Our Sponsored Growth Lending also typically includes the receipt of warrants and/or other equity from venture-backed companies. We expect our investments in loans will generally range from between $5.0 million to $50.0 million, and the upper end of this range may increase as we raise additional capital.
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
Investment income for the years ended December 31, 2019, 2018, and 2017 was $55,139,136, $20,756,054, and $3,189,839, respectively, due primarily to interest income earned on our portfolio investments. The increase in interest income for the year ended December 31, 2019 from the year ended December 31, 2018, and for the year ended December 31, 2018 from the year ended December 31, 2017 was driven by our deployment of capital and increasing invested balance. Investment income further increased due to prepayments and end of term payments received during the years ended December 31, 2019 and December 31, 2018.
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
Operating expenses for the years ended December 31, 2019, 2018 and 2017 were $18,685,305, $9,049,637 and $5,031,385, respectively. Operating expenses increased for the year ended December 31, 2019 from the year ended December 31, 2018 primarily due to increased management fees and incentive fees paid to RGC, overhead allocation expense, consulting fees, directors’ fees, interest expense, administration fees, and other expenses. Operating expenses increased for the year ended December 31, 2018 from the year ended December 31, 2017 primarily due to increased management fees and incentive fees paid to RGC, overhead allocation expense, interest expense, administration fees, and tax expense. Incentive fees for the years ended December 31. 2019 and December 31, 2018 increased primarily due to the increase in investment income. Refer to the discussion below for further detail. The increases in management fees were driven by our deployment of capital and increasing invested balance. The increase in interest expense was a result of an increase in borrowings under our Credit Facilities to fund investments. The increase in overhead allocation expense was driven by allocation of RGC personnel, time, and resources utilized on fund activity. Operating expenses per share for the years ended December 31, 2019, 2018 and 2017 were $1.00 per share, $0.97 per share and $1.80 per share, respectively.
Incentive Fees
Incentive fees for the years ended December 31, 2019 and December 31, 2018 were $8,349,449 and $1,411,324, respectively, due primarily to the increase in investment income. $1,691,311 of the incentive fees for the year ended December 31, 2019 were earned, payable in cash, and included in accrued incentive fees in the statement of assets and liabilities as of December 31, 2019. $1,891,676 of the incentive fees for the year ended December 31, 2019 were deferred and accrued, and included in accrued incentive fees in the statement of assets and liabilities as of December 31, 2019. $711,868 of the incentive fees for the year ended December 31, 2018 were earned, payable in cash, and included in accrued incentive fees in the statement of assets and liabilities as of December 31, 2018. $359,698 of the incentive fees for the year ended December 31, 2018 were deferred and accrued, and included in accrued incentive fees in the statement of assets and liabilities as of December 31, 2018. Incentive fees related to paid-in-kind or deferred interest are accrued and payment is deferred until such interest is collected in cash. Incentive fees per share for the years ended December 31, 2019 and December 31, 2018 were $0.45 per share, and $0.15 per share, respectively. We had no incentive fees for the year ended December 31, 2017.
Net Investment Income (Loss)
Net investment income (loss) for the years ended December 31, 2019, 2018 and 2017 was $36,453,831, $11,706,417, and $(1,841,546) respectively. Net investment income increased for the year ended December 31, 2019 from the year ended December 31, 2018 primarily due to increased interest income earned on our portfolio investments, partially offset by increased management fees and incentive fees and the other operating expenses discussed above. Net investment income increased for the year ended December 31, 2018 from the year ended December 31, 2017 primarily due to increased interest income earned on our portfolio investments, partially offset by increased management fees and incentive fees and the other operating expenses discussed above. Net investment income (loss) per share for the years ended December 31, 2019, 2018 and 2017 were $1.95 per share, $1.26 per share and $(0.66) per share, respectively.
Net Realized Gain on Investment
The net realized gain on investments of  $609,031 for the year ended December 31, 2019 was primarily due to the gain on the sale of preferred stock warrant in Drawbridge, Inc. and redemption of warrant for membership interest in Mobius Imagine, LLC, partially offset by a loss our warrants for preferred stock on RedSeal, Inc. The net realized gain on investments of  $59,792 for the year ended December 31, 2018 was primarily due to the gain on our warrants for preferred stock of Placecast, Inc. For the year ended December 31, 2017, we had no realized gains or losses on investments.

Net Change in Unrealized Appreciation (Depreciation) on Investments
Net change in unrealized depreciation on investments of  $9,416,462 for the year ended December 31, 2019 was primarily due to increases in the fair value of our senior secured loans to eSilicon Corporation and Realwear, Inc., our preferred stock in Aria Systems, Inc. and our warrants for preferred stock of Aria Systems, Inc. and eSilicon Corporation. This increase was offset by the decreased in the fair fvalue of senior secured loans to Aginity, Inc., CareCloud Corporation, and Mojix Inc., and our warrants for common or preferred stock of All Clear ID, Inc., Mojix Inc. and zSpace, Inc. The net change in unrealized depreciation on investments of   $8,693 for the year ended December 31, 2018 was primarily due to increases in the fair value of our senior secured loans to AllClear ID, Inc. and eSilicon Corporation, our preferred stock in Aria Systems, Inc. and our warrants for preferred stock of Aria Systems, Inc., eSilicon Corporation, Mojix Inc. and ShareThis, Inc. This increase was partially offset by decreases in the fair value of our senior secured loans to Aginity, Inc., Aria Systems, Inc., CareCloud Corporation, and Mojix Inc., and our warrants for common or preferred stock of AllClear ID, Inc., Aspen Group Inc., Mojix Inc. and SendtoNews Video, Inc. The net change in unrealized appreciation on investments of  $405,251 for the year ended December 31, 2017 was primarily due to an increase in the fair value of our warrants for common stock of Aspen Group, Inc.
Net Increase (Decrease) in Net Assets Resulting from Operations
We had a net increase in net assets resulting from operations of  $27,646,400 for the year ended December 31, 2019, as compared to a net increase in net assets resulting from operations of  $11,757,516 and a net decrease in net assets resulting from operations of  $1,436,295 for the years ended December 31, 2018 and December 31, 2017, respectively. The net increase in net assets resulting from operations for the year ended December 31, 2019 from the year ended December 31, 2018 is attributable to increased interest income earned on our portfolio investments and the gain on our warrants for preferred stock or units on Drawbridge, Inc. and Mobius Imagine, LLC. The net increase in net assets resulting from operations for the year ended December 31, 2018 from the year ended December 31, 2017 is attributable to increased interest income earned on our portfolio investments and the gain on our warrants for preferred stock of Placecast, Inc. The net decrease in net assets resulting from operations for the year ended December 31, 2017 was primarily due to management fees and professional fees incurred, partially offset by interest and other income earned from our portfolio investments and the net change in unrealized appreciation related to our warrants for common stock of Aspen Group, Inc.
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
During the year ended December 31, 2019, cash and cash equivalents increased to $45,799,672, from $2,527,474 as of December 31, 2019. This increase was primarily the result of the purchase of investments in portfolio companies for $252,083,775 and U.S. Treasury Bills for $315,836,640 and was partially offset by sales of investments in portfolio companies, the maturity of U.S. Treasury Bills the issuance of common stock, and borrowings under our Credit Facilities.
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

On October 8, 2015, we issued 1,667 shares of our common stock to R. David Spreng, our President, Chief Executive Officer and Chairman of our Board of Directors, for an aggregate purchase price of  $25,000. The remaining shares were issued in connection with the Initial Private Offering, the Second Private Offering or pursuant to the dividend reinvestment program, as follows:
Issuance Date	Shares Issued	Price Per Share	Gross Proceeds
December 22, 2016	333,333	$15.00	$5,000,000
April 19, 2017	1,000,000	15.00	15,000,000
June 26, 2017	1,666,667	15.00	25,000,000
September 12, 2017	2,666,667	15.00	40,000,000
December 22, 2017	3,000,000	15.00	45,000,000
May 31, 2018(1)	70,563	14.82	1,045,570
August 31, 2018(1)	117,582	14.92	1,754,244
September 27, 2018	1,997,337	15.02	30,000,000
November 15, 2018(1)	202,779	15.07	3,055,498
January 14, 2019	4,344,964	15.19	66,000,000
March 26, 2019(1)	326,431	15.14	4,942,168
May 21, 2019(1)	374,783	15.13	5,670,467
May 24, 2019	3,232,189	15.16	49,000,000
July 16, 2019(1)	464,986	15.13	7,035,237
August 26, 2019(1)	480,121	14.76	7,088,143
October 15, 2019	1,666,667	15.00	25,000,000
November 12, 2019(1)	43,979	14.76	649,123
December 20, 2019	3,333,333	15.00	50,000,000
December 23, 2019(1)	487,166	14.52	7,073,649
Total	25,809,547		$388,314,099

(1)
Shares were issued as part of the dividend reinvestment program.

Contractual Obligations
At December 31, 2019, the Company had $40,000,000 in unfunded loan commitments to provide debt financing to nine portfolio companies. The Company’s management believes that its available cash balances, availability under the Credit Agreement and/or ability to drawdown capital from investors provides sufficient funds to cover its unfunded commitments as of December 31, 2019.
	Payments Due By Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Reverse repurchase agreement(1)	$74,593,802	$74,593,802	$—	$—	$—
Credit facilities(2)	61,000,000	61,000,000	—	—	—
Total	$135,593,802	$135,593,802	$—	$—	$—

(1)
Reverse repurchase agreement relates to the purchase of the U.S. Treasury Bill on margin. The reverse repurchase agreement purchased was subsequently repaid in January 2020.

(2)
See “Note 10 — Credit Facilities.” to our financial statements in Part II of this Form 10-K for more information.

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
During the year ended December 31, 2019, the Company drew down $162,250,000 and repaid $160,750,000 of which $61,000,000 remains outstanding. At December 31, 2019, interest was accruing at a rate of 5.10%. During the year ended December 31, 2018, the Company drew down $74,500,000 and repaid $15,000,000, of which $59,500,000 remained outstanding at December 31, 2018. At December 31, 2018 interest was accruing at a rate of 5.00% per annum.. See “Note 10 — Credit Facilities” to our financial statements in Part II, Item 8 of this Form 10-K for more information on the Credit Facilities.
Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Distributions
To the extent that we have funds available, we intend to make quarterly distributions to our stockholders. Our stockholder distributions, if any, will be determined by our Board of Directors. Any distribution to our stockholders will be declared out of assets legally available for distribution. We anticipate that distributions will be paid from income primarily generated by interest and dividend income earned on investments made by us. We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. During the year ended December 31, 2019, we declared and paid dividends in the amount of   $40,651,334, of which $8,192,547 was distributed in cash and the remainder distributed in shares to stockholders pursuant to our dividend reinvestment program. During the year ended December 31, 2018, we declared and paid dividends in the amount of   $7,283,810, of which $1,428,498 was distributed in cash and the remainder distributed in shares to stockholders pursuant to our dividend reinvestment program. During the year ended December 31, 2017, we did not declare or pay any dividends or distributions.
The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. The following table shows the dividends per share declared since our formation through December 31, 2019.
Date Declared	Record Date	Payment Date	Amount per Share
May 3, 2018	May 15, 2018	May 31, 2018	$0.15
July 26, 2018	August 15, 2018	August 31, 2018	$0.25
November 1, 2018	October 31, 2018	November 15, 2018	$0.35
March 22, 2019	March 22, 2019	March 26, 2019	$0.40
May 2, 2019	May 7, 2019	May 21, 2019	$0.45
May 2, 2019	May 31, 2019	July 16, 2019	$0.46
July 30, 2019	August 8, 2019	August 26, 2019	$0.45
September 27, 2019	September 30, 2019	November 12, 2019	$0.04
December 9, 2019	December 10, 2019	December 23, 2019	$0.40
Critical Accounting Policies
Basis of Presentation
The preparation of the financial statements and related disclosures in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reports. Actual results could materially differ from those estimates. We believe that our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, include the valuation of investments and our election to be treated, and intent to qualify annually, as a RIC. See “Note 2 — Summary of Significant Accounting Policies” to our financial statements for the year ended December 31, 2019, which describes our critical accounting policies and recently adopted accounting pronouncements not yet required to be adopted by us.
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
This valuation process includes, among other things, evaluating the underlying investment performance, the portfolio company’s current financial condition and ability to raise additional capital, as well as macro-economic events that may impact valuations. These events include, but are not limited to, current market yields and interest rate spreads of similar securities as of the measurement date. Significant increases or decreases in these unobservable inputs could result in a significantly higher or lower fair value measurement, but a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase or decrease in these unobservable inputs.
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

•
Historical portfolio experience on cancellations and exercises of warrants are utilized as the basis for determining the estimated life of the warrants in each financial reporting period. Warrants may be exercised in the event of acquisitions, mergers or IPOs, and cancelled due to events such as bankruptcies, restructuring activities or additional financings. These events cause the expected remaining life assumption to be shorter than the contractual term of the warrants. Significant increases or decreases in this unobservable input could result in a significantly higher or lower fair value, but a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase or decrease in this unobservable input.

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

Fair Value
The Company’s assets measured at fair value on a recurring basis subject to the requirements of ASC Topic 820 at December 31, 2019 and 2018 were as follows:
	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Term Loans	$—	$—	$349,570,424	$349,570,424
Preferred Stock	—	—	437,515	437,515
Warrants	—	—	18,008,337	18,008,337
Total Portfolio Investments	—	—	368,016,276	368,016,276
U.S. Treasury Bill	99,965,423	—	—	99,965,423
Total Investments	$99,965,423	$—	$368,016,276	$467,981,699

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Term Loans	$—	$—	$208,539,353	$208,539,353
Senior Secured Term Loans	—	—	461,826	461,826
Warrants	—	—	15,247,210	15,247,210
Total Portfolio Investments	—	—	224,248,389	224,248,389
U.S. Treasury Bill	79,959,928	—	—	79,959,928
Total Investments	$79,959,928	$—	$224,248,389	$304,208,317
The Company recognized transfers into and out of the levels indicated above at the end of the reporting period. There were no transfers into or out of the levels during the years ended December 31, 2019 and 2018.
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
Income Taxes
We have elected to be treated, have qualified, currently qualify and intend to qualify annually, as a RIC under Subchapter M of the Code. Generally, a RIC is not subject to U.S. federal income taxes on distributed income and gains if it distributes at least 90% of its net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any, to its stockholders. So long as we qualify, and maintain our status, as a RIC, we generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. Rather, any tax liability related to income earned by us represents obligations of our investors and will not be reflected in the financial statements of the Company. We intend to make sufficient distributions to maintain our RIC tax treatment each year and we do not anticipate paying any material U.S. federal income taxes in the future.
Recent Developments
Subsequent to December 31, 2019, through March 19, 2020, we funded the following transactions:
Date	Investment Name	Principal	Cost Allocated to Loan	Cost Allocated to Warrant
January 7, 2020	Credit Sesame, Inc.	$43,637,431	$43,212,631	$424,800
January 30, 2020	Aginity, Inc.	$350,000	$350,000	$—
March 9, 2020	Aginity, Inc.	$200,000	$200,000	$—
March 10, 2020	Aginity, Inc.	$421,861	$421,861	$—
March 16, 2020	Longtail Ad Solutions, Inc. (dba JW Player)	$5,000,000	$5,000,000	$—
On January 8, 2020, in connection with CareCloud’s sale to MTBC, Inc., the Company extinguished $25.0 million in outstanding principal balance and terminated the associated warrants. The Company, in return, received consideration in the amount of approximately $23.3 million from MTBC, Inc. The consideration consisted of the following: warrants to purchase 1,000,000 shares of Common Stock at $7.50 per share; warrants to purchase 1,000,000 shares of Common Stock at $10.00 per share; and, 760,000 shares of 11% Series A Preferred Stock.
On January 9, 2020, in conjunction with its sale to Inphi Corporation and concurrently Synopays, Inc., eSilicon Corporation prepaid its outstanding principal balance of  $26,625,000 on the senior secured loan. In addition, the Company received cash proceeds of  $2,749,949 in conjunction with the termination of its warrants in eSilicon Corporation for total proceeds of  $30,853,855.
On January 30, 2020, MingleHealth Care Solutions, Inc. prepaid $1,583,333 on its outstanding principal balance.
On March 2, 2020, RealWear, Inc. prepaid $21,993,938 on its outstanding principal balance. In addition, the Company received cash proceeds of  $1,544,606 in conjunction with ETP and interest for total proceeds of $23,538,544.
On March 5, 2020, the Board of Directors declared a dividend in the amount of  $0.40 per share payable on March 20, 2020 to stockholders of record as of March 6, 2020.
On March 10, 2020, Aginity Inc. was sold for net proceeds to the Company of  $4,000,000 in the form of a senior secured note of the purchaser and a warrant to purchase 81,177 shares of the purchaser’s common stock for a nominal aggregate exercise price, resulting in a realized loss of approximately $6,525,000.
On March 16, 2020, RealWear, Inc. prepaid the remainder of  $2,691,862 on its outstanding principal balance. In addition, the Company received cash proceeds of  $145,428 in conjunction with ETP and interest for total proceeds of  $2,837,290.

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
We typically expect that interest rates on the investments held in our portfolio will be based on LIBOR, with many of these investments also having a LIBOR floor. As of December 31, 2019, 100.0%, or $358,385,089 (at cost), of our debt portfolio investments bore interest at variable rates, which are LIBOR-based and subject to certain floors, and none of our debt portfolio investments bore interest at fixed rates. As a policy, any interest in excess of the cash cap, if applicable, as determined on an individual loan basis will accrue to principal and be treated as PIK interest. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase our investment income by a maximum of  $7,323,315 and decrease our investment income by a maximum of  $495,505, on an annual basis.
Borrowings under the Credit Facilities bear interest, at our election at the time of drawdown, at a rate per annum equal to the LIBOR rate for the applicable interest period plus 3%.
The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, if LIBOR ceases to exist, we may need to renegotiate agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations.

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

Item 8.   Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Runway Growth Credit Fund Inc.
Opinion on the Financial Statements
We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of Runway Growth Credit Fund Inc. (the Company) as of December 31, 2019 and 2018, and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.
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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2019, by correspondence with the custodians and portfolio companies. We believe that our audits provide a reasonable basis for our opinion.
/s/ RSM US LLP
We have served as the Company’s auditor since 2015.
Chicago, Illinois
March 19, 2020

RUNWAY GROWTH CREDIT FUND INC.
Statements of Assets and Liabilities
	December 31, 2019	December 31, 2018
Assets
Investments at fair value:
Non-control/non-affiliate investments at fair value (cost of $377,018,900 and $223,851,892, respectively)	$368,016,276	$224,248,389
Investment in U.S. Treasury Bills at fair value (cost of $99,982,765 and $79,959,928, respectively)	99,965,423	79,959,928
Total investments at fair value (cost of $477,001,665 and $303,811,820, respectively)	467,981,699	304,208,317
Cash and cash equivalents	45,799,672	2,527,474
Deferred offering costs	—	102,865
Accrued interest receivable	1,941,502	1,221,494
Other accounts receivable	403,566	41,160
Prepaid expenses	165,901	120,064
Total assets	516,292,340	308,221,374
Liabilities
Debt:
Credit facilities	61,000,000	59,500,000
Deferred credit facility fees (net of accumulated amortization of $129,290 and $82,648, respectively)	(978,907)	(129,759)
Total debt, less unamortized deferred financing costs	60,021,093	59,370,241
Payable for securities purchased	—	80,699
Deferred revenue	—	100,000
Reverse repurchase agreement	74,593,802	79,560,129
Accrued incentive fees	3,582,987	1,071,566
Due to affiliate	81,537	116,697
Interest payable	500,056	163,981
Accrued expenses and other liabilities	1,199,644	388,666
Total liabilities	139,979,119	140,981,738
Commitments and contingencies (Note 3)
Net assets
Common stock, $0.01 par value; 100,000,000 shares authorized; 25,811,214 and 11,056,595 shares issued and outstanding, respectively	258,112	110,566
Additional paid-in capital	384,369,854	162,568,188
Distributable (losses) earnings	(8,314,745)	4,690,641
Total net assets	$376,313,221	$167,369,395
Net asset value per share	$14.58	$15.14
See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.
Statements of Operations
	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Investment income
From non-control/non-affiliate:
Interest income	$53,015,168	$19,446,270	$3,023,456
Payment in-kind interest income	1,329,413	49,859	—
Other income	557,796	900,377	50,000
Interest income from U.S. Treasury Bills	106,374	69,338	27,621
Other income from non-investment sources	130,385	290,210	88,645
Dividend income	—	—	117
Total investment income	55,139,136	20,756,054	3,189,839
Operating expenses
Management fees	5,105,009	4,812,500	3,587,314
Incentive fees	8,349,449	1,411,324	—
Interest expense	1,186,466	532,732	—
Professional fees	975,688	700,019	544,002
Overhead allocation expense	855,889	454,337	313,147
Administration fee	490,022	209,761	125,000
Facility fees	478,731	—	—
Directors’ fees	222,154	208,000	206,500
Consulting fees	110,328	66,933	49,650
Tax expense	99,549	186,782	3,414
Insurance expense	96,296	96,062	89,092
General and administrative expenses	26,264	101,984	41,900
Other expenses	689,460	269,203	71,366
Total operating expenses	18,685,305	9,049,637	5,031,385
Net investment income (loss)	36,453,831	11,706,417	(1,841,546)
Realized and unrealized gain (loss) on investments
Realized gain on non-control/non-affiliate investments, including U.S. Treasury Bills	609,031	59,792	—
Net change in unrealized appreciation (depreciation) on non-control/non-affiliate investments, including U.S. Treasury Bills	(9,416,462)	(8,693)	405,251
Net realized and unrealized gain (loss) on investments	(8,807,431)	51,099	405,251
Net increase (decrease) in net assets resulting from operations	$27,646,400	$11,757,516	$(1,436,295)
Net increase (decrease) in net assets resulting from operations per common share	$1.48	$1.26	$(0.51)
Net investment income (loss) per common share	$1.95	$1.26	$(0.66)
Weighted-average shares outstanding	18,701,021	9,300,960	2,795,274
See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.
Statements of Changes in Net Assets
	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Net increase (decrease) in net assets from operations
Net investment income (loss)	$36,453,831	$11,706,417	$(1,841,546)
Realized gain (loss) on investments and U.S. Treasury Bills	609,031	59,792	—
Net change in unrealized appreciation (depreciation) on investments and U.S. Treasury Bills	(9,416,462)	(8,693)	405,251
Net increase (decrease) in net assets resulting from operations	27,646,400	11,757,516	(1,436,295)
Distributions to shareholders from:
Dividends paid to shareholders	(40,651,334)	(7,283,810)	—
Total distributions to shareholders	(40,651,334)	(7,283,810)	—
Capital share transactions
Issuance of common stock	190,000,000	30,000,000	125,000,000
Issuance of common stock under dividend reinvestment plan	32,458,787	5,855,312	—
Offering costs	(510,027)	—	—
Net increase in net assets resulting from capital share transactions	221,948,760	35,855,312	125,000,000
Total increase in net assets	208,943,826	40,329,018	123,563,705
Net assets at beginning of year	167,369,395	127,040,377	3,476,672
Net assets at end of year	$376,313,221	$167,369,395	$127,040,377
Capital share activity
Shares issued	14,754,619	2,388,261	8,333,334
Shares outstanding at beginning of year	11,056,595	8,668,334	335,000
Shares outstanding at end of year	25,811,214	11,056,595	8,668,334
See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.
Statements of Cash Flows
	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$27,646,400	$11,757,516	$(1,436,295)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(241,669,802)	(168,111,471)	(67,005,037)
Purchase of U.S. Treasury Bills	(315,836,640)	(270,444,962)	(156,977,177)
Payment in-kind interest	(1,329,413)	—	—
Sale or maturity of investments	102,938,909	16,752,528	—
Sale or maturity of U.S. Treasury Bills	295,955,273	262,989,682	87,500,000
Realized gain on non-control/non-affiliate investments, including U.S. Treasury Bills	(609,031)	(59,792)	—
Net change in unrealized (appreciation) depreciation on non-control/non-affiliate investments, including U.S. Tresury Bills	9,416,462	8,693	(405,251)
Amortization of fixed income premiums or discounts	(13,021,775)	(4,621,487)	(834,194)
Amortization of deferred credit facility fees	236,981	82,648	—
Changes in operating assets and liabilities:
Accrued interest receivable	(720,008)	(890,568)	(330,926)
Other accounts receivable	20,231	(16,006)	(25,154)
Prepaid expenses	(45,837)	(23,615)	(11,352)
Payable for securities purchased	(80,699)	(18,915,011)	18,995,710
Deferred revenue	(100,000)	100,000	—
Accrued incentive fees	2,511,421	1,071,566	—
Due to portfolio company	—	(3,000,000)	3,000,000
Due to affiliate	(35,160)	104,743	(636,851)
Interest payable	336,075	163,981	—
Accrued expenses and other liabilities	810,978	121,000	207,483
Net cash used in operating activities	(133,575,635)	(173,033,420)	(117,959,044)
Cash flows from financing activities
Deferred offering costs	102,865	(102,865)	—
Deferred credit facility fees	(1,086,129)	(212,407)	—
Borrowings under credit facilities	162,250,000	74,500,000	—
Repayments under credit facilities	(160,750,000)	(15,000,000)	—
Proceeds from reverse repurchase agreements	289,385,422	79,560,129	—
Repayments of reverse repurchase agreements	(294,351,749)	—	—
Dividends paid to shareholders	(8,192,544)	(1,428,498)	—
Offering costs	(510,027)	—	—
Net cash received from common stock issued	190,000,000	30,000,000	125,060,783
Net cash provided by financing activities	176,847,833	167,419,224	125,060,783
Net increase (decrease) in cash	43,272,198	(5,614,196)	7,101,739
Cash and cash equivalents at beginning of year	2,527,474	8,141,670	1,039,931
Cash and cash equivalents at end of year	$45,799,672	$2,527,474	$8,141,670
Supplemental and non-cash financing information
Taxes paid	$183,510	$3,272	$3,414
Interest paid	850,391	368,751	—
Non-cash dividend reinvestments	32,458,787	5,855,312	—
See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments
December 31, 2019
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(6),(11)	Acquisition Date	Principal/ Shares	Cost	Fair Value(2)	% of Net Assets
Non-control/non-affiliate investments
Senior Secured Term Loans
Aginity, Inc.	Application Software	Tranche I: LIBOR+10.5% PIK, 11.50% floor, 5% ETP, due 2/15/2020(4),(8),(12)	5/25/2018	$7,386,026	$7,232,349	$2,511,589	0.67%
		Tranche II: LIBOR+10.5% PIK, 11.50% floor, Extension line, due 2/15/2020(4),(8),(12)	7/25/2019	2,000,000	2,000,000	1,800,000	0.48
Aria Systems, Inc.	Application Software	LIBOR+9.0%, 11.35% floor, 4.5% ETP, due 12/15/2021	6/29/2018	25,000,000	25,016,698	24,863,442	6.61
Brilliant Earth, LLC	Internet Retail	LIBOR+8.25%, 10.40% floor, 4.5% ETP, due 4/15/2023	9/30/2019	35,000,000	33,795,605	33,795,605	8.98
CareCloud Corporation	Healthcare Technology	Prime+7.0%, 11.75% floor, 3.5% ETP, due 6/15/2022	6/19/2018	25,000,000	24,994,734	23,320,627	6.20
Circadence Corporation	Application Software	LIBOR+9.50%, 12.0% floor, 6% ETP, due 12/15/2022	12/20/2018	18,000,000	15,038,641	15,485,065	4.11
Cloud Passage, Inc.	Data Processing & Outsourced Services	LIBOR+7.50%, 1% PIK, 10.00% floor, 2.75% ETP, due 6/13/2023(4)	6/13/2019	7,538,624	7,280,486	7,280,486	1.93
Dejero Labs Inc.	Data Processing & Outsourced Services	LIBOR+9.25%, 11.75% floor, 4.5% ETP, due 5/31/2023(3),(7)	5/31/2019	11,000,000	10,797,612	10,797,612	2.87
Dtex Systems, Inc.	Application Software	LIBOR+10.65% PIK, 13% floor, 4.875% ETP, due 11/15/2021	6/1/2018	8,130,147	8,233,588	8,436,559	2.24
Echo 360 Holdings, Inc.	Education Services	Tranche I: LIBOR+9.25%, 12.05% floor, 4.0% ETP, due 5/3/2023	5/3/2019	14,000,000	13,773,561	13,773,561	3.66
		Tranche II: LIBOR+9.25%, 12.05% floor, 4.0% ETP, due 5/3/2023	5/3/2019	3,000,000	2,973,193	2,970,709	0.79
eSilicon Corporation	Semiconductors	Tranche I: LIBOR+10.50%, 13% floor, 5% ETP, due 7/15/2020	7/31/2017	2,916,667	3,323,305	3,442,998	0.91
		Tranche II: LIBOR+10.50%, 13% floor, 5% ETP, due 1/15/2021	2/8/2018	2,708,333	2,886,855	2,982,784	0.79
		Tranche III: LIBOR+10.50%, 13% floor, 5% ETP, due 6/15/2020	6/21/2019	10,000,000	10,177,163	11,063,021	2.94
		Tranche IV: Prime+2.75%, Revolving line, due 6/15/2020	6/21/2019	11,000,000	11,000,000	10,590,278	2.81
INRIX, Inc.	Internet Software and Services	Tranche I: LIBOR+8.0%, 10.5% floor, 2.5% ETP, due 7/15/2023	7/26/2019	20,000,000	19,600,991	19,600,991	5.21
		Tranche I: LIBOR+8.0%, 10.5% floor, 2.5% ETP, due 7/15/2023	7/26/2019	5,000,000	4,703,249	4,703,249	1.25
Longtail Ad Solutions, Inc. (dba JW Player)	Internet Software and Services	LIBOR+8.75%. 10.75% Floor, 3% ETP, due 6/15/2023	12/12/2019	25,000,000	24,655,194	24,655,194	6.55
Massdrop Inc.	Computer & Electronics Retail	LIBOR+8.25%, 10.65% floor, 4% ETP, due 1/15/2023	7/22/2019	17,500,000	17,220,865	17,220,865	4.58
MingleHealth Care Solutions, Inc.	Healthcare Technology	LIBOR+9.5%, 11.75% floor, 4% ETP, due 8/15/2022(12)	8/15/2019	6,000,000	5,783,543	5,417,339	1.44
See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments – (continued)
December 31, 2019
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(6),(11)	Acquisition Date	Principal/ Shares	Cost	Fair Value(2)	% of Net Assets
Non-control/non-affiliate investments (continued)
Senior Secured Term Loans (continued)
Mojix, Inc.	Application Software	Tranche I: LIBOR+12% PIK, 11.00% floor, 5% ETP, due 5/15/2021	5/16/2017	$6,296,833	$6,191,982	$4,726,334	1.26%
		Tranche II: LIBOR+12% PIK, 11.00% floor, 5% ETP, due 5/15/2021	8/3/2017	2,098,944	2,067,505	1,575,445	0.42
		Tranche III: LIBOR+12% PIK, 11.00% floor, 5% ETP, due 5/15/2021	7/6/2018	524,206	518,864	393,914	0.10
		Tranche IV: LIBOR+12% PIK, 11.00% floor, 5% ETP, due 5/15/2021	9/5/2018	523,474	516,902	392,469	0.10
		Tranche V: LIBOR+12% PIK, 11.00% floor, 5% ETP, due 5/15/2021	1/28/2019	1,042,472	1.020,642	782,469	0.21
		Tranche VI: LIBOR+12% PIK, 11.00% floor, due 1/31/2020	12/18/2019	1,000,000	1,000,000	1,000,000	0.27
3DNA Corp.(dba NationBuilder)	Application Software	Tranche I: LIBOR+9.00%, 11.50% floor, 5% ETP, due 4/28/2022	12/28/2019	7,000,000	7,016,888	6,942,703	1.84
		Tranche II: LIBOR+9.00%, 11.50% floor, 5% ETP, due 4/28/2022	6/12/2019	500,000	502,374	497,063	0.13
Ouster, Inc.	Technology Hardware, Storage & Peripherals	LIBOR+8.50%, 10.75% floor, 3.50% ETP, due 5/15/2021	11/27/2018	10,000,000	10,007,056	10,007,056	2.66
Pivot3, Inc.	Data Processing & Outsourced Services	LIBOR+8.50%, 11.00% floor, 4% ETP, due 11/15/2022	5/13/2019	20,000,000	19,863,175	19,728,122	5.24
RealWear, Inc.	Technology Hardware, Storage & Peripherals	LIBOR+8%, 10.35% floor, 5% ETP, due 6/28/2023	6/28/2018	25,000,000	24,653,512	24,653,512	6.55
Scale Computing, Inc.	System Software	LIBOR+9.25%, 11.75% floor, 4.5% ETP, due 9/15/2022	3/29/2019	15,000,000	14,798,210	14,418,842	3.83
ShareThis, Inc.	Data Processing & Outsourced Services	Tranche I: LIBOR+9.25%, 11.60% floor, 5% ETP, due 6/15/2022	12/3/2018	19,250,000	18,123,758	18,123,758	4.82
		Tranche II: LIBOR+9.25%, 11.60% floor, 5% ETP, due 6/15/2022	1/17/2019	750,000	699,312	699,312	0.19
		Tranche III: LIBOR+9.25%, 11.60% floor, 5% ETP, due 6/15/2022	7/24/2019	1,000,000	917,457	917,457	0.25
Total Senior Secured Term Loans					358,385,089	349,570,424	92.89
Preferred Stock(8)
Aria Systems, Inc.	Application Software	Series G Preferred Stock	7/10/2018	289,419	250,000	437,515	0.12
Warrants(8)
Aginity, Inc.	Application Software	Warrant for Series A Preferred Stock, exercise price $1.949/share, expires 5/25/2028(12)	5/25/2018	359,158	167,727	—	—
		Warrant for Series A-1 Preferred Stock, exercise price $0.01/share, expires 2/25/2029	2/25/2019	205,234	151,873	—	—
See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments – (continued)
December 31, 2019
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(6),(11)	Acquisition Date	Principal/ Shares	Cost	Fair Value(2)	% of Net Assets
Non-control/non-affiliate investments (continued)
Warrants(8) (continued)
AllClear ID, Inc.	Specialized Consumer Services	Warrant for Common Stock, exercise price $0.01/share, expires 9/1/2027	9/1/2017	$870,514	$1,749,733	$906,205	0.24%
Aria Systems, Inc.	Application Software	Warrant for Series G Preferred Stock, exercise price $0.8638/share, expires 6/29/2028	6/29/2018	2,170,641	770,578	2,633,681	0.69
Aspen Group Inc.	Education Services	Warrant for Common Stock, exercise price $6.87/share, expires 7/25/2022	7/25/2017	224,174	583,301	631,000	0.17
Brilliant Earth, LLC	Internet Retail	Warrant for Class P Units, exercise price $5.25/share, expires 9/30/2029	9/30/2019	333,333	973,000	955,667	0.25
CareCloud Corporation	Healthcare Technology	Warrant for Series A-1 Preferred Stock, exercise price $0.8287/share, expires 6/16/2025	4/17/2019	2,262,579	394,163	—	—
Circadence Corporation	Application Software	Warrant for Series A-5 Preferred Stock, exercise price $1.08/share, expires 12/20/2028	12/20/2018	1,666,667	3,630,000	3,393,522	0.90
		Warrant for Series A-5 Preferred Stock, exercise price $1.08/share, expires 10/31/2029	10/31/2019	416,667	845,540	848,380	0.22
Cloud Passage, Inc.	Data Processing & Outsourced Services	Warrant for Series D-1 Preferred Stock, exercise price $1.60/share, expires 6/13/2029	6/13/2019	210,938	273,798	266,626	0.07
Dejero Labs Inc.	Data Processing & Outsourced Services	Warrant for Common Stock, exercise price $0.01/share, expires 5/31/2029(3),(7)	5/31/2019	333,621	192,499	198,664	0.05
Dtex Systems, Inc.	Application Software	Warrant for Series C-Prime Preferred Stock, exercise price $0.6000/share, expires 6/1/2025	6/1/2018	500,000	59,000	57,500	0.02
		Warrant for Series C-Prime Preferred Stock, exercise price $0.6000/share, expires 7/11/2026	7/11/2019	833,333	114,719	115,000	0.03
Echo 360 Holdings, Inc.	Education Services	Warrant for Series E Preferred Stock, exercise price $1.5963/share, expires 5/3/2029	5/3/2019	1,066,767	299,762	318,963	0.08
eSilicon Corporation	Semiconductors	Warrant for Series H Preferred Stock, exercise price $1.01/share, expires 7/31/2027	7/31/2017	1,485,149	543,564	2,249,999	0.60
		Warrant for Series H Preferred Stock, exercise price $1.01/share, expires 6/21/2029	6/21/2019	990,099	312,871	500,000	0.13
INRIX, Inc.	Internet Software and Services	Warrant for Common Stock, exercise price $9.29/share, expires 7/26/2029	7/26/2019	150,804	522,083	475,485	0.13
Longtail Ad Solutions, Inc. (dba JW Player)	Internet Software and Services	Warrant for Common Stock, exercise price $1.49/share, expires 12/12/2029	12/12/2019	332,997	38,800	38,800	0.01
See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments – (continued)
December 31, 2019
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(6),(11)	Acquisition Date	Principal/ Shares	Cost	Fair Value(2)	% of Net Assets
Non-control/non-affiliate investments (continued)
Warrants(8) (continued)
Massdrop Inc.	Computer & Electronics Retail	Warrant for B Series Preferred Stock, exercise price $1.1938/share, expires 7/22/2019	7/22/2019	$848,093	$183,188	$190,821	0.05%
MingleHealth Care Solutions, Inc.	Healthcare Technology	Warrant for Series AA Preferred Stock, exercise price $0.24/share, expires 8/15/2028	8/15/2018	1,625,000	492,375	—	—
Mojix, Inc.	Application Software	Warrant for Common Stock exercise price $10.64/share, expires 5/16/2027	5/16/2017	164,427	417,645	—	—
		Warrant for Series 1 Preferred Stock, exercise price $0.28/share, expires 12/20/2028	12/20/2018	7,176,973	806,991	—	—
		Warrant for Series 1 Preferred Stock exercise price $0.28/share, expires 5/30/2029	5/30/2019	358,849	21,531	—	—
		Warrant for Series 1 Preferred Stock exercise price $0.28/share, expires 12/17/2029	12/17/2029	358,849	—	—	—
3DNA Corp.(dba NationBuilder)	Application Software	Warrant for Series C-1 Preferred Stock, exercise price $1.4643/share, expires 12/28/2028	12/28/2018	273,164	104,138	87,959	0.02
Ouster, Inc.	Technology Hardware, Storage & Peripherals	Warrant for Series A Preferred Stock, exercise price $11.3158/share, expires 11/27/2028	11/27/2018	.53,023	103,010	134,837	0.04
Pivot3, Inc.	Data Processing & Outsourced Services	Warrant for Series D Preferred Stock, exercise price $0.59/share, expires 5/13/2029	5/13/2029	2,033,898	216,610	141,966	0.04
RealWear, Inc.	Technology Hardware, Storage & Peripherals	Warrant for Series A Preferred Stock, exercise price $4.4464/share, expires 10/5/2028	10/5/2018	112,451	135,841	393,129	0.10
		Warrant for Series A Preferred Stock, exercise price $4.4464/share, expires 12/28/2028	12/28/2018	22,491	25,248	78,628	0.02
		Warrant Series A Preferred Stock, exercise price $6.78/share, expires 6/27/2029	6/27/2019	123,894	380,850	336,372	0.09
Scale Computing, Inc.	System Software	Warrant for Series F-1 Preferred Stock, exercise price $0.8031/share, expires 3/29/2029	3/29/2019	2,147,926	345,816	317,893	0.08
SendtoNews Video, Inc.	Advertising	Warrant for Class B Non-Voting Stock, exercise price $0.67/share, expires 6/30/2027(3),(7)	6/30/2017	191,500	246,461	58,000	0.02
ShareThis Inc.	Data Processing & Outsourced Services	Warrant for Series D-3 Preferred Stock, exercise price $2.4320/share, expires 12/3/2028	12/3/2018	647,615	2,162,000	2,162,000	0.57
See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments – (continued)
December 31, 2019
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(6),(11)	Acquisition Date	Principal/ Shares	Cost	Fair Value(2)	% of Net Assets
Non-control/non-affiliate investments (continued)
Warrants(8) (continued)
zSpace, Inc.	Technology Hardware, Storage & Peripherals	Warrant for Series E Preferred Stock, exercise price $0.90/share, expires 12/29/2027	12/29/2017	$1,896,966	$707,568	$208,595	0.07%
		Warrant for Series E Preferred Stock, exercise price $0.90/share, expires 2/11/2029	2/11/2019	$2,806,830	411,528	308,645	0.07
Total Warrants					18,383,811	18,008,337	4.78
Total non-control/non-affiliate investments					377,018,900	368,016,276	97.67
U.S. Treasury		U.S. Treasury Bill, 1.33%, due 1/7/2020(10)			74,983,437	74,966,770	19.92
		U.S. Treasury Bill, 0.97%, due 1/2/2020			24,999,328	24,998,653	6.64
Total U.S.Treasury					99,982,765	99,965,423	26.56
Total Investments					$477,001,665	$467,981,699	124.36%

(1)
Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates, as applicable. Unless otherwise indicated, all of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to the 3-Month London Interbank Offered Rate (“LIBOR”) or the U.S. Prime Rate. At December 31, 2019, the 3-Month LIBOR was 1.91% and the U.S. Prime Rate was 4.75%.

(2)
All investments in portfolio companies, which as of December 31, 2019 represented 97.80% of the Company’s net assets, are restricted as to resale and were valued at fair value as determined in good faith by the Company’s Board of Directors.

(3)
Investment is not a qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 4.25% of total investments at fair value as of December 31, 2019. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying assets until such time as it complies with the requirements of Section 55(a).

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

(10)
Treasury bills with $75,000,000 in aggregate of par value were purchased pursuant to a 5.00% reverse repurchase agreement with Goldman Sachs, dated December 27, 2019, due January 3, 2020, with a repurchase price of  $75,000,000 and collateralized by a 1.45% U.S. Treasury Bill due January 7, 2020 with a par value of  $75,000,000 and fair value of  $74,966,771.

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments – (continued)
December 31, 2019
(11)
Disclosures of end-of-term-payments (“ETP”) are one-time payments stated as a percentage of original principal amount.

(12)
In the occurrence of a sale by the borrower, Aginity, Inc. will satisfy the repayment of the Extension line first from the proceeds available to the Company.

The following tables show the fair value of our portfolio of investments (excluding any U.S. Treasury Bills held) by geographic region and industry as of December 31, 2019:
	December 31, 2019
Geographic Region	Investments at Fair Value	Percentage of Net Assets
Western United States	$226,473,356	60.19%
Northwestern United States	50,241,366	13.35
Southeastern United States	23,320,627	6.20
South Central United States	20,776,293	5.52
Midwestern United States	19,048,324	5.06
Northeastern United States	17,102,034	4.54
Canada	11,054,276	2.94
Total	$368,016,276	97.80%

	December 31, 2019
Industry	Investments at Fair Value	Percentage of Net Assets
Application Software	$101,674,597	27.02%
Data Processing & Outsourced Services	60,316,003	16.03
Technology Hardware, Storage & Peripherals	36,120,776	9.60
Internet Retail	34,751,272	9.23
Semiconductors	30,829,079	8.19
Healthcare Technology	28,737,966	7.64
Internet Software & Services	24,779,724	6.58
Education Services	17,694,233	4.70
Computer & Electronics Retail	17,411,686	4.63
System Software	14,736,735	3.92
Specialized Consumer Services	906,205	0.24
Advertising	58,000	0.02
Total	$368,016,276	97.80%
See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments
December 31, 2018
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(6),(11),(13)	Acquisition Date	Principal/ Shares	Cost	Fair Value(2)	% of Net Assets
Non-control/non-affiliate investments
Senior Secured Term Loans
Aginity, Inc.	Application Software	LIBOR+9.5%, 11.5% floor, 5% ETP, due 5/25/2022	5/25/2018	$7,000,000	$6,795,581	$6,675,922	3.99%
AllClear ID, Inc.	Specialized Consumer Services	Tranche I: LIBOR+10.75%, 12.25% floor, 5% ETP, due 8/15/2021	9/1/2017	10,000,00	9,545,594	9,841,798	5.88
		Tranche II: LIBOR+8.50%, 10.00% floor, 5% ETP, due 8/15/2021	10/17/2018	5,000,000	4,342,367	4,920,899	2.94
Aria Systems, Inc.	Application Software	LIBOR+9.0%, 11.35% floor, 4% ETP, due 12/15/2021	6/29/2018	25,000,000	24,305,208	24,212,998	14.46
CareCloud Corporation	Healthcare Technology	Prime+7.0%, 11.75% floor, 3.5% ETP, due 6/15/2022	6/19/2018	25,000,000	24,570,129	24,123,158	14.41
Circadence Corporation	Application Software	LIBOR+9.50%, 12.0% floor, 5% ETP, due 6/20/2022	12/20/2018	18,000,000	14,239,085	14,239,085	8.51
Drawbridge, Inc.	Data Processing & Outsourced Services	LIBOR+9.0%, 11.25% floor, 4% ETP, due 10/22/2022	10/22/2018	15,000,000	14,467,708	14,467,708	8.64
Dtex Systems, Inc.	Application Software	LIBOR+9.15%, 11.5% floor, 11.5% cash cap, 4% ETP, due 11/15/2021	6/1/2018	8,000,000	7,938,983	7,887,407	4.71
eSilicon Corporation	Semiconductors	Tranche I: LIBOR+10.5%, 11.5% floor, 5% ETP, due 7/15/2020	7/31/2017	7,916,667	7,976,198	8,227,697	4.92
		Tranche II: LIBOR+10.5%, 11.5% floor, 5% ETP, due 1/15/2021	2/8/2018	5,000,000	5,063,065	5,196,440	3.10
Jibe, Inc.	Application Software	LIBOR+10.0%, 12.25% floor, 5% ETP, due 6/7/2022	6/7/2018	7,000,000	6,951,535	6,951,535	4.15
MingleHealth Care Solutions, Inc.	Healthcare Technology	LIBOR+9.5%, 11.75% floor, 4% ETP, due 8/15/2022	8/15/2018	6,000,000	5,532,093	5,532,093	3.31
Mobius Imaging, LLC	Healthcare Technology	LIBOR+9.25%, 11% floor, 4% ETP, due 10/15/2022	11/23/2018	15,500,000	13,551,386	13,551,386	8.10
Mojix, Inc.	Application Software	Tranche I: LIBOR+10.5%, 11% floor, 12.0% cash cap, 5% ETP, due 5/15/2021(4),(9)	5/16/2017	6,034,383	5,514,492	5,200,452	3.11
		Tranche II: LIBOR+10.5%, 11% floor, 12.0% cash cap, 5% ETP, due 5/15/2021(4),(9)	8/3/2017	2,011,462	1,845,251	1,733,484	1.04
		Tranche III: LIBOR+10.5%, 11% floor, 12.0% cash cap, 5% ETP, due 5/15/2021(4),(9)	7/6/2018	502,357	465,516	432,933	0.26
		Tranche IV: LIBOR+10.5%, 11% floor, 12.0% cash cap, 5% ETP, due 5/15/2021(4),(9)	9/5/2018	501,656	462,652	432,329	0.26
3DNA Corp.(dba NationBuilder)	Application Software	LIBOR+9%, 11.5% floor, 5% ETP, due 4/28/2022	12/28/2018	7,000,000	6,827,787	6,827,787	4.08
Ouster, Inc.	Technology Hardware, Storage & Peripherals	LIBOR+8.5%, 10.75% floor, 3.5% ETP, due 05/15/2021(14)	11/27/2018	10,000,000	—	—	—
See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments – (continued)
December 31, 2018
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(6),(11),(13)	Acquisition Date	Principal/ Shares	Cost	Fair Value(2)	% of Net Assets
Non-control/non-affiliate investments (continued)
Senior Secured Term Loans (continued)
RealWear, Inc.	Technology Hardware, Storage & Peripherals	Tranche I: LIBOR+9.5%, 10.85% floor, 5% ETP, due 10/5/2021	10/05/2018	$5,000,000	$4,854,551	$4,832,563	2.89%
		Tranche II: LIBOR+9.5%, 10.85% floor, 5% ETP, due 10/5/2021	12/28/2018	1,000,000	965,139	966,513	0.58
RedSeal, Inc.	Application Software	LIBOR+9.5%, 11% floor, 5.25% ETP, due 12/15/2020	12/15/2017	15,000,000	15,123,353	15,123,353	9.04
ShareThis, Inc.	Data Processing & Outsourced Services	LIBOR+9.25%, 11.65% floor, 4% ETP due 5/15/2022	12/3/2018	19,250,000	17,568,105	17,567,923	10.50
zSpace, Inc.	Technology Hardware, Storage & Peripherals	LIBOR+10.5%, 12% floor, 5% ETP, due 12/29/2020	12/29/2017	10,000,000	9,682,603	9,593,890	5.73
Total Senior Secured Term Loans					208,588,381	208,539,353	124.61
Preferred Stock
Aria Systems, Inc.	Application Software	Series G Preferred Stock	7/10/2018	289,419	250,000	461,826	0.28
Warrants(8)
Aginity, Inc.	Application Software	Warrant for Series C-Prime Preferred Stock, exercise price $1.949/share, expires 5/25/2028	5/25/2018	359,158	167,727	154,346	0.09
AllClear ID, Inc.	Specialized Consumer Services	Warrant for Common Stock, exercise price $0.01/share, expires 9/1/2027	9/1/2017	870,514	1,749,733	1,176,700	0.70
Aria Systems, Inc.	Application Software	Warrant for Series G Preferred Stock, exercise price $0.8638/ share, expires 6/29/2028	6/29/2018	2,170,641	770,578	1,827,680	1.09
Aspen Group Inc.	Education Services	Warrant for Common Stock, exercise price $6.87/share, expires 7/25/2022	7/25/2017	224,174	583,301	593,000	0.35
CareCloud Corporation	Healthcare Technology	Warrant for Series C Preferred Stock, exercise price $1.2035/ share, expires 6/19/2025	6/19/2018	1,557,956	394,163	364,562	0.22
Circadence Corp.	Application Software	Warrant for Series A-5 Preferred Stock, exercise price $1.08/share, expires 12/20/2028	12/20/2018	1,666,667	3,630,000	3,630,000	2.18
Drawbridge, Inc.	Data Processing & Outsourced Services	Warrant for Series C Preferred Stock, exercise price $2.2595/ share, expires 10/22/2028	10/22/2018	663,864	406,285	429,520	0.26
Dtex Systems, Inc.	Application Software	Warrant for Series C Preferred Stock, exercise price $0.600/ share, expires 6/1/2025	6/1/2018	500,000	59,000	56,000	0.03
eSilicon Corporation	Semiconductors	Warrant for Series H Preferred Stock, exercise price $1.01/ share, expires 7/31/2027	7/31/2017	1,485,149	543,564	1,005,446	0.60
Jibe, Inc.	Application Software	Warrant for Series C Preferred Stock, exercise price $2.265/ share, expires 6/7/2028	6/7/2018	247,242	40,795	35,603	0.02
MingleHealth Care Solutions, Inc.	Healthcare Technology	Warrant for Series AA Preferred Stock, exercise price $0.24/ share, expires 8/15/2028	8/15/2018	1,625,000	492,375	471,913	0.28
See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments – (continued)
December 31, 2018
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(6),(11),(13)	Acquisition Date	Principal/ Shares	Cost	Fair Value(2)	% of Net Assets
Non-control/non-affiliate investments (continued)
Warrants(8) (continued)
Mobius Imaging, LLC	Healthcare Technology	Warrant for next round security, exercise price $136/share, expires 11/23/2028	11/23/2018	$7,123	$1,820,000	$1,820,000	1.09%
Mojix, Inc.	Application Software	Warrants for Common Stock, exercise price $10.64/share, expires 5/16/2027(9),(10)	5/16/2017	164,427	417,645	—	0.00
		Warrants for Series 1 Preferred Stock, exercise price $0.28/share, expires 12/20/2028(9),(10)	12/20/2018	7,176,973	806,991	798,389	0.48
3DNA Corp.(dba NationBuilder)	Application Software	Warrant for Series C-1 Preferred Stock, exercise price $1.4643/ share, expires 12/28/2028	12/28/2018	273,164	104,138	104,138	0.06
Ouster, Inc.	Technology Hardware, Storage & Peripherals	Warrant for Series A Preferred Stock, exercise price $11.3158/ share, expires 11/27/2028(14)		—
RealWear, Inc.	Technology Hardware, Storage & Peripherals	Warrant for Series A Preferred Stock, exercise price $4.4464/ share, expires 10/5/2028	10/05/2018	112,451	135,841	141,435	0.08
		Warrant for Series A Preferred Stock, exercise price $4.4464/ share, expires 12/28/2028	12/28/2018	22,491	25,248	28,288	0.02
RedSeal, Inc.	Application Software	Warrant for Series C-Prime Preferred Stock, exercise price $0.27318/share, expires 12/15/2027	12/15/2017	3,569,075	364,046	292,664	0.17
SendtoNews Video, Inc.	Advertising	Warrant for Class B Non-Voting Stock, exercise price $0.67/share, expires 6/30/2027(3),(7)	6/30/2017	191,500	246,461	66,000	0.04
ShareThis Inc.	Data Processing & Outsourced Services	Warrant for Series D-3 Preferred Stock, exercise price $2.4320/ share, expires 12/3/2028	12/3/2018	371,030	1,548,052	1,580,000	0.94
zSpace, Inc.	Technology Hardware, Storage & Peripherals	Warrant for Series E Preferred Stock, exercise price $0.90/share, expires 12/29/2027	12/29/2017	1,896,966	707,568	671,526	0.40
Total Warrants					15,013,511	15,247,210	9.10
Total non-control/non-affiliate investments					223,851,892	224,248,389	133.99
U.S. Treasury		U.S. Treasury Bill, 2.254%, due 1/3/2019(12)		$80,000,000	79,959,928	79,959,928	47.77
Total Investments					$303,811,820	$304,208,317	181.76%

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
See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.
Notes to Financial Statements as of December 31, 2019
Note 1 — Organization
Runway Growth Credit Fund Inc. (the “Company”) is a Maryland corporation that was formed on August 31, 2015. The Company is an externally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated, has qualified, and intends to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
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
In October 2015, in connection with the Company’s formation, the Company issued and sold 1,667 shares of common stock to R. David Spreng, the President and Chief Executive Officer of the Company and Chairman of the Company’s Board of Directors, for an aggregate purchase price of   $25,000. The sale of shares of common stock was approved by the unanimous consent of the Company’s sole director at the time. In December 2016, the Company completed the initial closing of capital commitments in its first private offering of shares of common stock to investors (the “Initial Private Offering”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), and other applicable securities laws. The final closing of the Initial Private Offering occurred on December 1, 2017. As of December 31, 2019, in connection with the Initial Private Offering, the Company had total capital commitments of   $275,000,000 and had issued 18,241,157 shares of its common stock for a total purchase price of   $275,000,000. The Company has issued an additional 2,568,390 shares as part of the dividend reinvestment program. Refer to Note 6 for further detail.
As of December 31, 2019, the Company had completed multiple closings under its second private offering (the “Second Private Offering”) and had accepted capital commitments of  $174,423,500.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements of the Company are prepared on the accrual basis of accounting in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and pursuant to the requirements for reporting on Form 10-K and Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is an investment company following the specialized accounting and reporting guidance specified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies. Certain items in the December 31, 2018 and December 31, 2017 financial statements have been reclassified to conform to the December 31, 2019 presentation with no effect on net income.
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

RUNWAY GROWTH CREDIT FUND INC.
Notes to Financial Statements as of December 31, 2019
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
The fees and expenses associated with opening the CIBC USA Credit Facilities (as defined below) are being deferred and amortized as part of interest expense using the effective interest method over the term of the Credit Facilities in accordance with ASC 470, Debt. Debt issuance costs associated with the Credit Facilities are classified as a direct reduction of the carrying amount of borrowings with the Credit Agreement, unless there are no outstanding borrowings, in which case the debt issuance costs are presented as an asset.
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
Pursuant to a reverse repurchase agreement with Goldman Sachs, which expired on January 3, 2020, the Company purchased a U.S. Treasury Bill, due January 7, 2020. The fair value of the related collateral that the Company received for this agreement was $74,593,802 at December 31, 2019. Pursuant to a reverse repurchase agreement with Goldman Sachs which expired on January 2, 2019, the Company purchased a U.S. Treasury Bill, due January 3, 2019. The value of the related collateral that the Company received for this agreement was $79,959,928 at December 31, 2018. At December 31, 2019 and December 31, 2018, the repurchase liability is $74,593,802 and $79,560,129, respectively, which is reflected as Reverse Repurchase Agreement on the Statement of Assets and Liabilities.
Investment Transactions and Related Investment Income
Security transactions, if any, are recorded on a trade-date basis. Realized gains or losses from the repayment or sale of investments are measured using the specific identification method. The amortized cost basis of investments represents the original cost adjusted for the accretion/amortization of discounts and

RUNWAY GROWTH CREDIT FUND INC.
Notes to Financial Statements as of December 31, 2019
premiums and upfront loan origination fees. The Company reports changes from the prior period in fair value of investments that are measured at fair value as a component of net change in unrealized appreciation (depreciation) on investments on the Statements of Operations.
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
The Company currently holds, and expects to hold in the future, some investments in its portfolio that contain payment-in-kind (“PIK”) interest provisions. PIK interest is computed at the contractual rate specified in each loan agreement and is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to stockholders to maintain its qualification as a RIC for U.S. federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest and dividend income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest and dividend income is deemed to be collectible. As of December 31, 2019, and December 31, 2018, the Company has not written off any accrued and uncollected PIK interest and dividends. As of December 31, 2019, the Company had one loan on nonaccrual status with total interest of  $1,033,827 that would have been accrued into income. Had the loan not been on non-accrual status, $576,314 would be payable, and $457,513 would be original issue discount. For the year ended December 31, 2019, approximately 2.4% of the Company’s total investment income was attributable to non-cash PIK interest. The Company did not have non-cash PIK interest and dividend income for the years ended December 31, 2018 and December 31, 2017.
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

RUNWAY GROWTH CREDIT FUND INC.
Notes to Financial Statements as of December 31, 2019
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

RUNWAY GROWTH CREDIT FUND INC.
Notes to Financial Statements as of December 31, 2019
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

RUNWAY GROWTH CREDIT FUND INC.
Notes to Financial Statements as of December 31, 2019
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

•
Historical portfolio experience on cancellations and exercises of warrants are utilized as the basis for determining the estimated life of the warrants in each financial reporting period. Warrants may be exercised in the event of acquisitions, mergers or initial public offerings, and cancelled due to events such as bankruptcies, restructuring activities or additional financings. These events cause the expected remaining life assumption to be shorter than the contractual term of the warrants. Significant increases or decreases in this unobservable input could result in a significantly higher or lower fair value, but a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase or decrease in this unobservable input.

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

RUNWAY GROWTH CREDIT FUND INC.
Notes to Financial Statements as of December 31, 2019
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
Investments are recognized when the Company assumes an obligation to acquire a financial instrument and assumes the risks for gains or losses related to that instrument. Investments are derecognized when the Company assumes an obligation to sell a financial instrument and foregoes the risks for gains or losses related to that instrument. Specifically, the Company records all security transactions on a trade date basis. Investments in other, non-security financial instruments, such as limited partnerships or private companies, are recorded on the basis of subscription date or redemption date, as applicable. Amounts for investments recognized or derecognized but not yet settled will be reported as receivables for investments sold and payables for investments acquired, respectively, on the Statements of Assets and Liabilities.
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
Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. If we determine that our estimated current year taxable income will exceed our estimated dividend distributions for the current year from such income, we accrue excise tax on estimated excess taxable income as such taxable income is earned. For the years ended December 31, 2019 and 2018, we recorded an expense of  $99,549 and  $183,510, respectively, for U.S. federal excise tax, which is included in tax expense in the statement of operations. Differences between taxable income and net increase in net assets resulting from operations either can be temporary, meaning they will reverse in

RUNWAY GROWTH CREDIT FUND INC.
Notes to Financial Statements as of December 31, 2019
the future, or permanent. In accordance with Section 946-205-45-3 of the ASC, permanent tax differences are reclassified from accumulated undistributed earnings to paid-in-capital at the end of each year and have no impact on total net assets. For the years ended December 31, 2019 and 2018, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to non-deductible excise taxes paid as follows:
	Year Ended December 31, 2019	Year Ended December 31, 2018
Additional paid-in capital	$(99,549)	$(183,510)
Accumulated undistributed earnings	99,549	183,510
For federal income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended December 31, 2019 and 2018 was as follows:
	Year Ended December 31, 2019	Year Ended December 31, 2018
Ordinary income	$40,651,335	$7,283,810
Long-term capital gain	—	—
Return of capital	—	—
Certain shareholders who are deemed “Affected Investors” as a result of the Company not being a publicly traded Regulated Investment Company may have additional taxable income.
For federal income tax purposes, the tax cost of investments as of December 31, 2019 and 2018 was $480,118,372 and $304,063,822, respectively. The net unrealized appreciation (depreciation) on investments owned at December 31, 2019 and 2018 was $(12,136,672) and $277,495, respectively.
At December 31, 2019 and 2018, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Statements of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of debt modifications, as follows:
	December 31, 2019	December 31, 2018
Net increase in net assets resulting from operations	$27,646,400	$11,757,516
Net change in unrealized appreciation (depreciation) on investments	9,416,462	8,693
Other book to tax differences	2,940,608	347,516
Taxable income	40,003,470	12,113,725
Distributed during the year	35,821,420	7,283,810
Accumulated undistributed earnings on a tax basis	$4,182,050	$4,829,915
For the years ended December 31, 2019 and 2018, the Company had no net capital loss carryforwards.
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

RUNWAY GROWTH CREDIT FUND INC.
Notes to Financial Statements as of December 31, 2019
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
Per Share Information
Basic and diluted earnings/(loss) per common share is calculated using the weighted-average number of common shares outstanding for the period presented. For the years ended December 31, 2019, 2018 and 2017, basic and diluted earnings/(loss) per share were the same because there were no potentially dilutive securities outstanding. Per share data is based on the weighted-average shares outstanding.
Distributions
The Company generally intends to distribute, out of assets legally available for distribution, substantially all of its available earnings, on a quarterly basis, subject to the discretion of the Board of Directors. For the year ended December 31, 2019, the Company declared and paid dividends in the amount of   $40,651,334 of which $8,192,547 was distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s dividend reinvestment program. For the year ended December 31, 2018, the Company declared and paid dividends in the amount of   $7,283,810 of which $1,428,498 was distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s dividend reinvestment program. For the years ended December 31, 2017, the Company did not declare or pay any dividends or distributions.
Organization and Offering Costs
Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services and other fees pertaining to our organization, all of which are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s private placement memorandum and other offering documents, including travel-related expenses related to the Initial Private Offering. Pursuant to the investment advisory agreement between the

RUNWAY GROWTH CREDIT FUND INC.
Notes to Financial Statements as of December 31, 2019
Company and RGC, as subsequently amended and restated (the “Amended Advisory Agreement”), the Company and RGC agreed that organization and offering costs incurred in connection with the Initial Private Offering would be borne by the Company up to a maximum amount of  $1,000,000, provided that the amount of such costs in excess of   $1,000,000 would be paid by RGC. As of December 31, 2016, the Company had already incurred the maximum amount of  $1,000,000 in organization and offering costs incurred in connection with the Initial Private Offering. As a result, for the years ended December 31, 2019, December 31, 2018 and December 31, 2017, the Company did not incur any organization or offering expenses in connection with the Initial Private Offering.
Offering costs related to new or follow on offerings will be accumulated and charged to additional paid in capital at the time of closing beginning in 2019. These offering costs are subject to a cap of  $600,000, excluding placement agent fees which have no cap, of which the Company will bear the cost. As of December 31, 2019, the Company had accumulated and recorded $510,027 of deferred offering costs. As of December 31, 2019, $123,009 in placement agent fees had been incurred. As of December 31, 2018, no placement agent fees had been incurred. Under the terms of the Second Private Offering, offering costs in excess of  $600,000, excluding placement agent fees, will be reimbursed by RGC.
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
In March 2019, the SEC issued Final Rule Release No. 33-10618, FAST Act Modernization and Simplification of Regulation S-K, which amends certain SEC disclosure requirements. The amendments are intended to simplify certain disclosure requirements, improve readability and navigability of disclosure documents, and discourage repetition and disclosure of immaterial information. The amendments are effective for all filings submitted on or after May 2, 2019. The Company adopted the requisite amendments effective May 9, 2019. As it pertains to the Company for this Annual Report on Form 10-K, there were no significant changes to the Company’s financial position or disclosures. The Company is still evaluating the impact this amendment will have on its future periodic filings.
In June 2016 the FASB issued ASU 2016-13 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments to replace the incurred loss model for loans and other financial assets with an expected loss model, which is referred to as the current expected credit loss (CECL) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held-to maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, stand by letters of credit, financial guarantees, and other similar instruments) and net investments in certain leases recognized by a lessor. Effective January 1, 2020, the Company adopted ASU 2016-13 under a modified retrospective approach for all financial assets measured at amortized cost. There was no adjustment recorded to distributable losses for the cumulative effect of adopting ASU 2016-13 as amortized cost has approximated fair value.
Note 3 — Commitments and Contingencies
In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time.
At December 31, 2019, the Company had $40,000,000 in unfunded loan commitments to provide debt financing to its portfolio companies. The balance of unfunded commitments to extend financing as of December 31, 2019 was as follows:

RUNWAY GROWTH CREDIT FUND INC.
Notes to Financial Statements as of December 31, 2019
Portfolio Company	Investment Type	December 31, 2019
Aria Systems, Inc.	Senior Secured Term Loan	$2,500,000
Brilliant Earth, LLC	Senior Secured Term Loan	5,000,000
CloudPassage, Inc.	Senior Secured Term Loan	2,500,000
Dejero Labs, Inc.	Senior Secured Term Loan	4,000,000
Dtex Systems, Inc.	Senior Secured Term Loan	7,000,000
eSilicon Corporation	Revolving Line	1,000,000
INRIX, Inc.	Senior Secured Term Loan	8,000,000
Longtail Ad Solutions, Inc. (dba JW Player)	Senior Secured Term Loan	5,000,000
Massdrop, Inc.	Senior Secured Term Loan	5,000,000
Total unused commitments to extend financing		$40,000,000
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
The Company’s management believes that its available cash balances, availability under the Credit Agreement and/or ability to drawdown capital from investors provides sufficient funds to cover its unfunded commitments as of December 31, 2019. The Company has evaluated the expected net future cash flows related to unfunded commitments and determined the fair value to be zero as of December 31, 2019 and December 31, 2018.
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

RUNWAY GROWTH CREDIT FUND INC.
Notes to Financial Statements as of December 31, 2019
Note 5 — Net Increase/(Decrease) in Net Assets Resulting from Operations per Common Share
The following information sets forth the computation of basic income/losses per common share for the years ended December 31, 2019, 2018 and 2017:
	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Net increase (decrease) in net assets resulting from operations	$27,646,400	$11,757,516	$(1,436,295)
Per Share Data(1):
Weighted-average shares outstanding for period
Basic	18,701,021	9,300,960	2,795,274
Diluted	18,701,021	9,300,960	2,795,274
Basic and diluted income (loss) per common share
Basic	$1.48	$1.26	$(0.51)
Diluted	$1.48	$1.26	$(0.51)

(1)
Per share data is based on average weighted shares outstanding.

Note 6 — Net Assets
The Company has the authority to issue 100,000,000 shares of common stock, $0.01 par value per share. The common shares issued, the price per share and the proceeds raised, since inception, are detailed in the following table:
Issuance Date	Shares Issued	Price Per Share	Gross Proceeds
October 8, 2015	1,667	$15.00	$25,000
December 22, 2016	333,333	15.00	5,000,000
April 19, 2017	1,000,000	15.00	15,000,000
June 26, 2017	1,666,667	15.00	25,000,000
September 12, 2017	2,666,667	15.00	40,000,000
December 22, 2017	3,000,000	15.00	45,000,000
May 31, 2018(1)	70,563	14.82	1,045,570
August 31, 2018(1)	117,582	14.92	1,754,244
September 27, 2018	1,997,337	15.02	30,000,000
November 15, 2018(1)	202,779	15.07	3,055,498
January 14, 2019	4,344,964	15.19	66,000,000
March 26, 2019(1)	326,431	15.14	4,942,168
May 21, 2019(1)	374,783	15.13	5,670,467
May 24, 2019	3,232,189	15.16	49,000,000
July 16, 2019(1)	464,986	15.13	7,035,237
August 26, 2019(1)	480,121	14.76	7,088,143
October 15, 2019	1,666,667	15.00	25,000,000
November 12, 2019(1)	43,979	14.76	649,123
December 20, 2019	3,333,333	15.00	50,000,000
December 23, 2019(1)	487,166	14.52	7,073,649
Total	25,811,214		$388,339,099

(1)
Shares were issued as part of the dividend reinvestment program.

RUNWAY GROWTH CREDIT FUND INC.
Notes to Financial Statements as of December 31, 2019
At December 31, 2019 and December 31, 2018, the Company had total commitments of  $275,000,000 under the Company’s Initial Private Offering. As of December 31, 2018, $115,000,000 was undrawn. As of December 31, 2019, all capital commitments under the Initial Private Offering had been drawn. Between June 14, 2019 and December 31, 2019, the Company accepted $174,423,500 in capital commitments under its Second Private Offering. As of December 31, 2019, $75,000,000 of capital commitments under the Second Private Offering had been drawn.
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

RUNWAY GROWTH CREDIT FUND INC.
Notes to Financial Statements as of December 31, 2019
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

RUNWAY GROWTH CREDIT FUND INC.
Notes to Financial Statements as of December 31, 2019
RGC earned base management fees of  $5,105,009, $4,812,500 and $3,587,314 for the years ended December 31, 2019, 2018 and 2017, respectively. There were no excess fees paid during any of these years.
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

RUNWAY GROWTH CREDIT FUND INC.
Notes to Financial Statements as of December 31, 2019
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

RUNWAY GROWTH CREDIT FUND INC.
Notes to Financial Statements as of December 31, 2019
RGC earned incentive fees for the year ended December 31, 2019 of   $8,349,449. $6,500,502 of the incentive fees for the year ended December 31, 2019 were earned, payable in cash, and $1,848,947 of the incentive fees for the year ended December 31, 2019 were accrued and generated from deferred interest (i.e., PIK and certain discount accretion) and are not payable pending receipt of cash by the Company. RGC earned incentive fees for the year ended December 31, 2018 of   $1,411,324. $711,868 of the incentive fees for the year ended December 31, 2018 were earned, payable in cash, and $359,698 of the incentive fees for the year ended December 31, 2018 were accrued and deferred (i.e., PIK and certain discount accretion) and are not payable pending receipt of cash by the Company. RGC earned no incentive fees for the year ended December 31, 2017. Both currently payable in cash and deferred incentive fees are included in accrued incentive fees on the Statements of Assets and Liabilities as of December 31, 2019 and December 31, 2018.
The capital gains incentive fee consists of fees related to realized gains, realized capital losses and unrealized capital depreciation. With respect to the incentive fee expense accrual related to the capital gains incentive fee, U.S. GAAP requires that the capital gains invective fee accrual consider the cumulative aggregate unrealized appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized appreciation were realized even though such unrealized appreciation is not permitted to be considered in calculating the fee actually payable under the Amended Advisory Agreement. As of each of December 31, 2019 and December 31, 2018, there was no capital gains incentive fee accrued, earned or payable to RGC under the Amended Advisory Agreement.
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

RUNWAY GROWTH CREDIT FUND INC.
Notes to Financial Statements as of December 31, 2019
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
The Company reimbursed the Administrator $1,168,188 during the year ended December 31, 2019. As of December 31, 2019, the Company had accrued a net payable to the Administrator of   $81,537. Of the total amount reimbursed to the Administrator, $827,464 was related to overhead allocation expense for the year ended December 31, 2019. The Company reimbursed the Administrator $614,405 during the year ended December 31, 2018. As of December 31, 2018, the Company had accrued a net payable to the Administrator of   $116,697. Of the total amount reimbursed to the Administrator, $380,064 was related to overhead allocation expense for the year ended December 31, 2018. The Company reimbursed the Administrator $1,009,680 during the year ended December 31, 2017. As of December 31, 2017, the Company had accrued a payable to the Administrator of   $11,954. Of the total amount reimbursed to the Administrator, $305,650 was related to overhead allocation expense for the year ended December 31, 2017. Administration fees were $490,022, $209,761 and $125,000 for the years ended December 31, 2019, 2018 and 2017 respectively.
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
Oaktree Strategic Relationship
In December 2016, RGC entered into a strategic relationship with Oaktree Capital Management, L.P. (“Oaktree”). In connection with the strategic relationship, OCM Growth Holdings, LLC, a Delaware limited liability company (“OCM”) managed by Oaktree, made an initial $125.0 million capital commitment to the Company, which was subsequently increased to $139.0 million (the “Initial OCM Commitment”). On June 14, 2019, the Company accepted a capital commitment from OCM in the amount of  $112.5 million (the “Subsequent OCM Commitment” and, together with the Initial OCM Commitment, the “OCM Commitment”). OCM has granted a proxy to the Company pursuant to which the shares held by OCM will be voted in the same proportion as the Company’s other stockholders vote their shares.
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

RUNWAY GROWTH CREDIT FUND INC.
Notes to Financial Statements as of December 31, 2019
The following tables present information about the Company’s assets measured at fair value as of December 31, 2019 and 2018, respectively:
	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Term Loans	$—	$—	$349,570,424	$349,570,424
Preferred Stock	—	—	437,515	437,515
Warrants	—	—	18,008,337	18,008,337
Total Portfolio Investments	—	—	368,016,276	368,016,276
U.S. Treasury Bill	99,965,423	—	—	99,965,423
Total Investments	$99,965,423	$—	$368,016,276	$467,981,699

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Term Loans	$—	$—	$208,539,353	$208,539,353
Preferred Stock	—	—	461,826	461,826
Warrants	—	—	15,247,210	15,247,210
Total Portfolio Investments	—	—	224,248,389	224,248,389
U.S. Treasury Bill	79,959,928	—	—	79,959,928
Total Investments	$79,959,928	$—	$224,248,389	$304,208,317
The Company recognizes transfers into and out of the levels indicated above at the end of the reporting period. There were no transfers into or out of the levels during the years ended December 31, 2019 and 2018. The following table presents a rollforward of Level 3 assets measured at fair value as of December 31, 2019:
	Preferred Stock	Senior Secured Term Loans	Warrants	Total
Fair value at December 31, 2018	$461,826	$208,539,353	$15,247,210	$224,248,389
Amortization of fixed income premiums or discounts	—	12,878,530	—	12,878,530
Purchases of investments(1)	—	236,997,789	6,001,426	242,999,215
Sales of investments(1)	—	(100,079,608)	(2,859,301)	(102,938,909)
Realized gain	—	—	228,171	228,171
Change in unrealized gain (loss)	(24,311)	(8,765,640)	(609,169)	(9,399,120)
Fair value at December 31, 2019	$437,515	$349,570,424	$18,008,337	$368,016,276
Change in unrealized gain (loss) on Level 3 investments still held as of December 31, 2019	$(24,311)	$(8,519,560)	$728,460	$(7,815,411)

(1)
Includes PIK interest, reorganization and restructuring of investments.

RUNWAY GROWTH CREDIT FUND INC.
Notes to Financial Statements as of December 31, 2019
The following table presents a rollforward of Level 3 assets measured at fair value as of December 31, 2018:
	Preferred Stock	Senior Secured Term Loans	Warrants	Total
Fair value at December 31, 2017	$—	$63,977,756	$4,239,103	$68,216,859
Amortization of fixed income premiums or discounts	—	4,621,487	—	4,621,487
Purchases of investments(1)	250,000	157,577,521	11,212,530	169,040,051
Sales of investments(1)	—	(17,588,385)	(92,722)	(17,681,107)
Realized gain	—	—	59,792	59,792
Change in unrealized gain (loss)	211,826	(49,026)	(171,493)	(8,693)
Fair value at December 31, 2018	$461,826	$208,539,353	$15,247,210	$224,248,389
Change in unrealized gain (loss) on Level 3 investments still held as of December 31, 2018	$211,826	$(49,026)	$(194,141)	$(31,341)

(1)
Includes reorganizations and restructuring of investments.

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2019:
Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Preferred Stock	$437,515	Recent private market and merger and acquisition transaction prices	N/A	N/A
Senior Secured Term Loans(1)	336,388,211	Discounted Cash Flow analysis	Discount rate	12.3% – 28.0% (16.8%)
		Market approach	Origination yield	12.3% – 26.0% (14.5%)
	13,182,213	PWERM	Discount rate	30.5% – 36.2% (32.6%)
Warrants(2)	12,695,414	Black-Scholes model	Risk-free interest rate	1.6% – 1.8% (1.6%)
			Average industry volatility	30.0% – 60.0% (41.2%)
			Estimated time to exit	0.5 years – 5.9 years (3.1 years)
	5,312,923	PWERM	Discount rate	20.7% – 45.0% (32.6%)
Total Level 3 Investments	$368,016,276

RUNWAY GROWTH CREDIT FUND INC.
Notes to Financial Statements as of December 31, 2019
The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2018:
Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Preferred Stock	$461,826	Recent private market and merger and acquisition transaction prices	N/A	N/A
Senior Secured Term Loans(1)	200,740,155	Discounted Cash Flow analysis	Discount rate	14.6% – 30.3% (18.4%)
		Market approach	Origination yield	13.8% – 26.0% (16.8%)
	7,799,198	PWERM	Discount rate	24.4% – 62.0% (40.3%)
Warrants(2)	13,667,210	Black-Scholes model	Risk-free interest rate	2.5% – 2.6% (2.5%)
			Average industry volatility	8.0% – 60.0% (25.2%)
			Estimated time to exit	0.5 years – 7.1 years (4.1 years)
	1,580,000	Monte Carlo simulation	Risk-free interest rate	2.5%
			Average industry volatility	13.0%
Total Level 3 Investments	$224,248,389

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

RUNWAY GROWTH CREDIT FUND INC.
Notes to Financial Statements as of December 31, 2019
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

RUNWAY GROWTH CREDIT FUND INC.
Notes to Financial Statements as of December 31, 2019
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
For the years ended December 31, 2019 and December 31, 2018, the weighted average outstanding debt balance was $12,355,311 and $8,750,616, respectively, and the weighted average effective interest rate under the Credit Agreement and Credit Facilities was 5.20% and 4.66%, respectively.
As of December 31, 2019, the Company had $61,000,000 outstanding under the Credit Agreement and the Credit Facilities with maturities as follows:
Loan Facility	Date of Advance	Due Date	Amount	Rate
KeyBank National Association Loan Facility	12/30/2019	5/31/2022	$61,000,000	5.10%
			$61,000,000

RUNWAY GROWTH CREDIT FUND INC.
Notes to Financial Statements as of December 31, 2019
As of December 31, 2018, the Company had $59,500,000 outstanding under the Credit Facilities with maturities as follows:
Loan Facility	Date of Advance	Due Date	Amount	Rate
CIBC Bank USA Committed Loan Facility	10/22/2018	4/20/2019	$4,000,000	5.00%
CIBC Bank USA Committed Loan Facility	11/23/2018	5/22/2019	14,000,000	5.00%
CIBC Bank USA Committed Loan Facility	12/3/2018	6/1/2019	12,000,000	5.00%
CIBC Bank USA Demand Loan Facility	12/3/2018	6/1/2019	4,000,000	5.00%
CIBC Bank USA Demand Loan Facility	12/20/2018	6/18/2019	16,500,000	5.00%
CIBC Bank USA Demand Loan Facility	12/28/2018	6/26/2019	9,000,000	5.00%
			$59,500,000
Note 11 — Financial Highlights
	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Per Share Data(1):
Net asset value at beginning of year	$15.14	$14.66	$10.38	$15.00
Net investment income (loss)(3)	1.95	1.26	(0.66)	(83.81)
Realized gain (loss)	0.03	—	—	—
Change in unrealized appreciation (depreciation)	(0.50)	—	0.14	(0.01)
Issuance of common shares	—	—	—	79.20
Dividends	(2.17)	(0.77)	—	—
Accretion(4)	0.13	(0.01)	4.80	—
Net asset value at end of year	$14.58	$15.14	$14.66	$10.38
Total return based on net asset value(2)	(3.68)%	3.27	41.23%	(30.80)%
Weighted-average shares outstanding for year, basic	18,701,021	9,300,960	2,795,274	10,774
Ratio/Supplemental Data:
Net assets at end of year	$376,313,221	$167,369,395	$127,040,377	$3,476,672
Average net assets(5)	$283,773,605	$141,046,177	$40,388,772	$151,520
Annualized ratio of net operating expenses to average net assets(6)	6.58%	6.42%	12.46%	585.90%
Annualized ratio of net increase (decrease) in net assets resulting from operations to average net assets	9.74%	8.34%	(3.56)%	(595.90)%

(1)
Financial highlights are based on weighted-average shares outstanding.

(2)
Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the year.

(3)
Return from investment operations was 12.88%, 8.59%, and (6.36)% for the years ended December 31, 2019, 2018 and 2017, respectively. Return from investment operations represents returns on net investment income (loss) from operations.

RUNWAY GROWTH CREDIT FUND INC.
Notes to Financial Statements as of December 31, 2019
(4)
Return from accretion was 0.88%, (0.07)%, and 46.24% for the years ended December 31, 2019, 2018 and 2017, respectively.

(5)
The annualized ratio of net investment income (loss) to average net assets was 12.85%, 8.30%, and (4.56)% for the years ended December 31, 2019, 2018 and 2017, respectively.

(6)
The annualized ratio of net operating expenses excluding management fees, to average net assets was 4.79%, 2.63%, and 3.58% for the years ended December 31, 2019, 2018 and 2017, respectively.

Note 12 — Selected Quarterly Financial Data (Unaudited)
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Total investment income	$12,150,329	$16,395,990	$11,834,485	$14,758,332
Total operating expenses	4,076,305	5,025,981	4,329,742	5,253,277
Net investment income (loss)	8,074,024	11,370,009	7,504,743	9,505,055
Net realized gain on investments	—	493,308	(966)	116,689
Net change in unrealized appreciation (depreciation) on investments	(2,240,510)	(3,247,119)	(2,782,423)	(1,146,410)
Increase (decrease) in net assets resulting from operations	5,833,514	8,616,198	4,721,354	8,475,334
Increase (decrease) in net assets resulting from operations per share	$0.40	$0.55	$0.24	$0.38
Net asset value per share as of the end of the period	$15.13	$14.76	$14.52	$14.58
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total investment income	$3,370,571	$4,409,042	$5,516,079	$7,460,362
Total operating expenses	1,690,847	1,760,814	2,411,145	3,186,831
Net investment income (loss)	1,679,724	2,648,228	3,104,934	4,273,531
Net realized gain on investments	59,792	—	—	—
Net change in unrealized appreciation (depreciation) on investments	(336,207)	(459,019)	493,648	292,885
Increase (decrease) in net assets resulting from operations	1,403,309	2,189,209	3,598,582	4,566,416
Increase (decrease) in net assets resulting from operations per share	$0.16	$0.25	$0.41	$0.45
Net asset value per share as of the end of the period	$14.82	$14.92	$15.07	$15.14

RUNWAY GROWTH CREDIT FUND INC.
Notes to Financial Statements as of December 31, 2019
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Total investment income	$3,288	$128,093	$1,150,108	$1,908,350
Total operating expenses	885,750	1,368,402	1,315,204	1,462,029
Net investment income (loss)	(882,462)	(1,240,309)	(165,096)	446,322
Net change in unrealized appreciation (depreciation) on investments	164	1,733	(636)	403,990
Increase (decrease) in net assets resulting from operations	(882,298)	(1,238,576)	(165,733)	850,312
Increase (decrease) in net assets resulting from operations per share	$(2.63)	$(1.01)	$(0.05)	$0.14
Net asset value per share as of the end of the period	$7.74	$13.78	$14.32	$14.66
Note 13 —  Subsequent Events
Subsequent to December 31, 2019, through March 19, 2020, we funded the following transactions:
Date	Investment Name	Principal	Cost Allocated to Loan	Cost Allocated to Warrant
January 7, 2020	Credit Sesame, Inc.	$43,637,431	$43,212,631	$424,800
January 30, 2020	Aginity, Inc.	$350,000	$350,000	$—
March 9, 2020	Aginity, Inc.	$200,000	$200,000	$—
March 10, 2020	Aginity, Inc.	$421,861	$421,861	$—
March 16, 2020	Longtail Ad Solutions, Inc. (dba JW Player)	$5,000,000	$5,000,000	$—
On January 8, 2020, in connection with CareCloud’s sale to MTBC, Inc., the Company extinguished $25.0 million in outstanding principal balance and terminated the associated warrants. The Company, in return, received consideration in the amount of approximately $23.3 million from MTBC, Inc. The consideration consisted of the following: warrants to purchase 1,000,000 shares of Common Stock at $7.50 per share; warrants to purchase 1,000,000 shares of Common Stock at $10.00 per share; and, 760,000 shares of 11% Series A Preferred Stock.
On January 9, 2020, in conjunction with its sale to Inphi Corporation and concurrently Synopays, Inc., eSilicon Corporation prepaid its outstanding principal balance of  $26,625,000 on the senior secured loan. In addition, the Company received cash proceeds of  $2,749,949 in conjunction with the termination of its warrants in eSilicon Corporation for total proceeds of  $30,853,855.
On January 30, 2020, MingleHealth Care Solutions, Inc. prepaid $1,583,333 on its outstanding principal balance.
On March 2, 2020, RealWear, Inc. prepaid $21,993,938 on its outstanding principal balance. In addition, the Company received cash proceeds of  $1,544,606 in conjunction with ETP and interest for total proceeds of $23,538,544.
On March 5, 2020, the Board of Directors declared a dividend in the amount of  $0.40 per share payable on March 20, 2020 to stockholders of record as of March 6, 2020.
On March 10, 2020, Aginity Inc. was sold for net proceeds to the Company of  $4,000,000 in the form of a senior secured note of the purchaser and a warrant to purchase 81,177 shares of the purchaser’s common stock for a nominal aggregate exercise price, resulting in a realized loss of approximately $6,525,000.

RUNWAY GROWTH CREDIT FUND INC.
Notes to Financial Statements as of December 31, 2019
On March 16, 2020, RealWear, Inc. prepaid the remainder of  $2,691,862 on its outstanding principal balance. In addition, the Company received cash proceeds of  $145,428 in conjunction with ETP and interest for total proceeds of  $2,837,290.

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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2019 was effective.
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

PART III
Item 10.   Directors, Executive Officers and Corporate Governance
Information in response to this item is incorporated by reference from our 2020 Proxy Statement. The 2020 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal period covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.
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
Item 11.   Executive Compensation
Information in response to this item is incorporated by reference from our 2020 Proxy Statement. The 2020 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal period covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this item is incorporated by reference from our 2020 Proxy Statement. The 2020 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal period covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.
Item 13.   Certain Relationships and Related Transactions, and Director Independence
Information in response to this item is incorporated by reference from our 2020 Proxy Statement. The 2020 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal period covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.
Item 14.   Principal Accountant Fees and Services
Information in response to this item is incorporated by reference from our 2020 Proxy Statement. The 2020 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal period covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

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

(2)
Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:
3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(2)
3.3	Amended and Restated Bylaws(2)
4.1	Form of Subscription Agreement(3)
4.2	Description of Securities*
9.1	Voting Proxy of OCM Growth Holdings, LLC in favor of Runway Growth Credit Fund Inc.(4)
10.1	Amended and Restated Investment Advisory Agreement between Runway Growth Credit Fund Inc. and Runway Growth Capital LLC, as the investment adviser(5)
10.2	Administration Agreement between Runway Growth Credit Fund Inc. and GSV Credit Service Company, LLC, as the administrator(1)
10.3	Stockholder Agreement between Runway Growth Credit Fund Inc. and OCM Growth Holdings, LLC(1)
10.4	Custody Agreement between Runway Growth Credit Fund Inc. and U.S. Bank National Association, as the custodian(1)
10.5	Dividend Reinvestment Plan(6)
10.6	Form of Indemnification Agreement(6)
10.7	Trademark License Agreement by and between Runway Growth Capital LLC and the Registrant(7)

10.8	Transfer Agent Agreement by and between American Stock Transfer & Trust Company, LLC and the Registrant(8)
10.9	Marketing and Consulting Agreement by and between Pickwick Capital Partners, LLC, Runway Growth Capital LLC and the Registrant(9)
10.10	Marketing and Consulting Agreement by and between Peak Capital Limited, Runway Growth Capital LLC and the Registrant(9)
10.11
Credit Agreement, dated as of May 31, 2019, by and among the Company, as borrower, KeyBank National Association, as administrative agent and syndication agent, CIBC Bank USA, as documentation agent, U.S. Bank National Association, as paying agent, the guarantors from time to time party thereto, and the lenders from time to time party thereto.(10)

10.12	Document Custody Agreement, dated as of May 31, 2019, by and among the Company, KeyBank National Association, as administrative agent, and U.S. Bank National Association, as document custodian.(10)
11.1	Computation of Per Share Earnings (Included in the notes to the financial statements contained in this report)*
21.1	List of Subsidiaries — None
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

(9)
Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 28, 2019.

(10)
Previously filed as an exhibit to to the Registrant’s Current Report on Form 8-K filed with the SEC on June 6, 2019.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
RUNWAY GROWTH CREDIT FUND INC.
Date: March 19, 2020
By:
/s/ R. David Spreng

R. David Spreng
President, Chief Executive Officer and
Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Date: March 19, 2020	By: /s/ R. David Spreng R. David Spreng President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Date: March 19, 2020	By: /s/ Thomas B. Raterman Thomas B. Raterman Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)
Date: March 19, 2020	By: /s/ Gary Kovacs Gary Kovacs Director
Date: March 19, 2020	By: /s/ Brian Laibow Brian Laibow Director
Date: March 19, 2020	By: /s/ Julie Persily Julie Persily Director
Date: March 19, 2020	By: /s/ Lewis W. Solimene, Jr. Lewis W. Solimene, Jr. Director