Form 10-Q
period 2020-03-31
Runway Growth Credit Fund Inc.
filed 2020-05-14
CIK 1653384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2020

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

The issuer had 26,407,367 shares of common stock, $0.01 par value per share, outstanding as of May 13, 2020.

RUNWAY GROWTH CREDIT FUND INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RUNWAY GROWTH CREDIT FUND INC.

Statements of Assets and Liabilities

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Investments at fair value:
Non-control/non-affiliate investments at fair value (cost of $371,630,341 and $377,018,900, respectively)	$361,430,628	$368,016,276
Investment in U.S. Treasury Bills at fair value (cost of $50,000,667 and $99,982,765, respectively)	50,001,334	99,965,423
Total investments at fair value (cost of $421,631,008 and $477,001,665, respectively)	411,431,962	467,981,699
Cash and cash equivalents	16,814,362	45,799,672
Accrued interest receivable	1,748,343	1,941,502
Other accounts receivable	451,069	403,566
Deferred credit facility fees (net of accumulated amortization of $184,699 and $0, respectively)	923,497	-
Prepaid expenses	108,854	165,901
Total assets	431,478,087	516,292,340

Liabilities
Debt:
Credit facilities	-	61,000,000
Deferred credit facility fees (net of accumulated amortization of $0 and $129,290, respectively)	-	(978,907)
Total debt, less unamortized deferred financing costs	-	60,021,093
Payable for securities purchased	156,972	-
Reverse repurchase agreement	49,751,199	74,593,802
Accrued incentive fees	4,206,795	3,582,987
Dividends payable	17,459	-
Due to affiliate	117,681	81,537
Interest payable	143,692	500,056
Accrued expenses and other liabilities	692,647	1,199,644
Total liabilities	55,086,445	139,979,119

Commitments and contingencies (Note 3)

Net assets
Common stock, $0.01 par value; 100,000,000 shares authorized; 26,407,367 and 25,811,214 shares issued and outstanding, respectively	264,074	258,112
Additional paid-in capital	393,019,555	384,369,854
Distributable (losses) earnings	(16,891,987)	(8,314,745)
Total net assets	$376,391,642	$376,313,221

Net asset value per share	$14.25	$14.58

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Investment income
From non-control/non-affiliate:
Interest income	$13,643,944	$11,914,033
Payment in-kind interest income	517,930	174,301
Other income	404,550	51,462
Dividend income	229,170	-
Other income from non-investment sources	25,263	10,533
Total investment income	14,820,857	12,150,329

Operating expenses
Management fees	1,536,948	1,203,125
Incentive fees	2,315,118	1,881,369
Interest expense	164,412	155,578
Professional fees	337,813	210,248
Overhead allocation expense	184,318	199,739
Administration fee	124,311	181,574
Facility fees	178,729	-
Directors’ fees	67,750	52,000
Consulting fees	17,000	27,420
Tax expense	1,319	-
Insurance expense	26,438	25,071
General and administrative expenses	23,720	2,009
Other expenses	199,394	138,172
Total operating expenses	5,177,270	4,076,305
Net investment income	9,643,587	8,074,024

Realized and unrealized gain (loss) on investments
Realized gain (loss) on non-control/non-affiliate investments, including U.S. Treasury Bills	(6,717,262)	-
Net change in unrealized appreciation (depreciation) on non-control/non-affiliate investments, including U.S. Treasury Bills	(1,179,081)	(2,240,510)
Net realized and unrealized gain (loss) on investments	(7,896,343)	(2,240,510)

Net increase in net assets resulting from operations	$1,747,244	$5,833,514

Net increase in net assets resulting from operations per common share	$0.07	$0.40
Net investment income per common share	$0.37	$0.55
Weighted-average shares outstanding	25,887,286	14,751,065

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Statements of Changes in Net Assets

(Unaudited)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net increase in net assets from operations
Net investment income	$9,643,587	$8,074,024
Realized gain (loss) on investments and U.S. Treasury Bills	(6,717,262)	-
Net change in unrealized appreciation (depreciation) on investments and U.S. Treasury Bills	(1,179,081)	(2,240,510)
Net increase in net assets resulting from operations	1,747,244	5,833,514

Distributions to shareholders from:
Dividends paid to shareholders	(10,324,486)	(6,160,624)
Total distributions to shareholders	(10,324,486)	(6,160,624)

Capital share transactions
Issuance of common stock	315,308	66,000,000
Issuance of common stock under dividend reinvestment plan	8,385,423	4,942,168
Offering costs	(45,068)	-
Net increase in net assets resulting from capital share transactions	8,655,663	70,942,168

Total increase in net assets	78,421	70,615,058

Net assets at beginning of period	376,313,221	167,369,395

Net assets at end of period	$376,391,642	$237,984,453

Capital share activity
Shares issued	596,153	4,671,395
Shares outstanding at beginning of period	25,811,214	11,056,595
Shares outstanding at end of period	26,407,367	15,727,990

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash flows from operating activities
Net increase in net assets resulting from operations	$1,747,244	$5,833,514
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(34,749,725)	(34,649,818)
Purchases of U.S. Treasury Bills	(50,001,334)	(69,943,733)
Payment in-kind interest	(517,930)	(174,301)
Sales or repayments of investments	36,107,388	17,467,129
Sales or maturities of U.S. Treasury Bills	99,986,570	80,000,000
Realized (gain) loss on non-control/non-affiliate investments, including U.S. Treasury Bills	6,717,262	-
Net change in unrealized (appreciation) depreciation on non-control/non-affiliate investments, including U.S. Treasury Bills	1,179,081	2,240,510
Amortization of fixed income premiums or accretion of discounts	(2,171,574)	(3,158,310)
Amortization of deferred credit facility fees	55,410	36,993
Changes in operating assets and liabilities:
Accrued interest receivable	193,159	(33,302)
Other accounts receivable	(47,500)	-
Prepaid expenses	57,047	32,554
Payable for securities purchased	156,972	(80,699)
Deferred revenue	-	(100,000)
Accrued incentive fees	623,808	1,169,500
Due to affiliate	36,144	(39,521)
Interest payable	(356,364)	(162,132)
Accrued expenses and other liabilities	(507,001)	93,179
Net cash provided by (used in) operating activities	58,508,657	(1,468,437)

Cash flows from financing activities
Deferred offering costs	-	(109,274)
Deferred credit facility fees	-	(13,782)
Borrowings under credit facilities	22,000,000	6,750,000
Repayments under credit facilities	(83,000,000)	(59,500,000)
Proceeds from reverse purchase agreements	49,751,199	69,594,014
Repayments of reverse purchase agreements	(74,593,802)	(79,560,129)
Dividends paid to shareholders	(1,921,604)	(1,218,456)
Offering costs	(45,068)	-
Net cash received from common stock issued	315,308	66,000,000
Net cash provided by (used in) financing activities	(87,493,967)	1,942,373

Net increase (decrease) in cash	(28,985,310)	473,936
Cash and cash equivalents at beginning of period	45,799,672	2,527,474
Cash and cash equivalents at end of period	$16,814,362	$3,001,410

Supplemental and non-cash financing cash flow information:
Taxes paid	$99,549	$2,490
Interest paid	520,776	317,710
Non-cash portfolio purchases	23,959,450	-
Non-cash dividend reinvestments	8,385,423	4,942,168

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited)

March 31, 2020

Portfolio Companies	Sub-Industry	Investment Description(1),(5),(6),(11)	Acquisition Date	Principal/ Shares	Cost	Fair Value(2),(9)	% of Net Assets
Non-control/non-affiliate investments
Common Stock
Hercules Capital, Inc.	Specialty Finance	Common stock(3)	3/19/2020	159,627	$1,123,560	$1,219,550	0.32%
TriplePoint Venture Growth BDC Corp.	Specialty Finance	Common stock(3)	3/19/2020	98,723	546,505	566,670	0.15
Total Common Stock					1,670,065	1,786,220	0.47
Corporate Bond
TriplePoint Venture Growth BDC Corp.	Specialty Finance	Bonds, 5.75%, due 7/15/2022(3)	3/23/2020	9,550	179,819	207,713	0.06
Senior Secured Term Loans
Aria Systems, Inc.	Application Software	Tranche I: LIBOR+9.0%, 11.35% floor, 4.5% ETP, due 12/15/2021	6/29/2018	25,000,000	25,184,795	25,067,339	6.66
		Tranche II: LIBOR+9.0%, 11.35% floor, 4.5% ETP, due 12/15/2021	3/31/2020	2,500,000	2,500,160	2,488,500	0.66
Brilliant Earth, LLC	Internet Retail	LIBOR+8.25%, 10.40% floor, 4.5% ETP, due 4/15/2023	9/30/2019	35,000,000	34,016,897	33,624,188	8.93
Circadence Corporation	Application Software	LIBOR+9.50%, 12.0% floor, 6% ETP, due 12/15/2022	12/20/2018	18,000,000	15,494,454	15,426,047	4.10
Cloud Passage, Inc.	Data Processing & Outsourced Services	LIBOR+7.50%+1.0% PIK, 10.00% floor, 2.75% ETP, due 6/13/2023(4)	6/13/2019	7,557,696	7,342,775	7,270,350	1.93
Credit Sesame, Inc.	Specialized Consumer Services	Tranche I: LIBOR+8.35%, 10.25% floor, 2.5% ETP, due 12/15/2023	1/7/2020	35,000,000	34,214,525	34,214,525	9.09
		Tranche II: LIBOR+8.35%, 10.25% floor, due 5/15/2023	1/7/2020	8,637,431	8,637,431	8,637,431	2.29
Dejero Labs Inc.	Data Processing & Outsourced Services	LIBOR+9.25%, 11.75% floor, 4.5% ETP, due 5/31/2023(3),(7)	5/31/2019	11,000,000	10,860,220	10,792,759	2.87
Dtex Systems, Inc.	Application Software	LIBOR+9.15%, 11.5% floor, 5.0% ETP, due 11/15/2021	6/1/2018	7,473,782	7,629,162	7,592,141	2.02
Echo 360 Holdings, Inc.	Education Services	Tranche I: LIBOR+9.25%, 12.05% floor, 4.0% ETP, due 5/3/2023	5/3/2019	14,000,000	13,847,291	13,735,231	3.65
		Tranche II: LIBOR+9.25%, 12.05% floor, 4.0% ETP, due 5/3/2023	5/3/2019	3,000,000	2,986,773	2,960,051	0.79
INRIX, Inc.	Internet Software and Services	Tranche I: LIBOR+8.0%, 10.5% floor, 2.5% ETP, due 7/15/2023	7/26/2019	20,000,000	19,671,899	19,226,020	5.11
		Tranche II: LIBOR+8.0%, 10.5% floor, 2.5% ETP, due 7/15/2023	7/26/2019	10,000,000	9,723,284	9,502,898	2.52
Longtail Ad Solutions, Inc. (dba JW Player)	Internet Software and Services	LIBOR+8.75%. 10.75% Floor, 3% ETP, due 6/15/2023	12/12/2019	30,000,000	29,744,630	29,744,630	7.90
Massdrop Inc.	Computer & Electronics Retail	LIBOR+8.25%, 10.65% floor, 4% ETP, due 1/15/2023	7/22/2019	17,500,000	17,316,724	16,911,364	4.49

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited)

March 31, 2020

Portfolio Companies	Sub-Industry	Investment Description(1),(5),(6),(11)	Acquisition Date	Principal/ Shares	Cost	Fair Value(2),(9)	% of Net Assets
Non-control/non-affiliate investments (continued)
Senior Secured Term Loans (continued)
MingleHealth Care Solutions, Inc.	Healthcare Technology	LIBOR+9.5%, 11.75% floor, 4% ETP, due 8/15/2022	8/15/2018	$4,416,667	$4,483,662	$4,318,608	1.15%
Mojix, Inc.	Application Software	Tranche I: LIBOR+12% PIK, 11.00% floor, 5% ETP, due 5/15/2021(4)	5/16/2017	6,519,240	6,502,036	4,836,849	1.29
		Tranche II: LIBOR+12% PIK, 11.00% floor, 5% ETP, due 5/15/2021(4)	8/3/2017	2,173,080	2,170,069	1,612,283	0.43
		Tranche III: LIBOR+12% PIK, 11.00% floor, 5% ETP, due 5/15/2021(4)	7/6/2018	542,721	543,783	402,664	0.11
		Tranche IV: LIBOR+12% PIK, 11.00% floor, 5% ETP, due 5/15/2021(4)	9/5/2018	541,964	542,215	402,102	0.11
		Tranche V: LIBOR+12% PIK, 11.00% floor, 5% ETP, due 5/15/2021(4)	1/28/2019	1,079,293	1.073,081	800,765	0.21
		Tranche VI: LIBOR+12% PIK, 11.00% floor, due 5/15/2020(4)	12/18/2019	1,034,143	1,034,143	1,034,143	0.27
3DNA Corp.(dba NationBuilder)	Application Software	Tranche I: LIBOR+9.00%, 11.50% floor, 5% ETP, due 4/28/2022	12/28/2018	7,000,000	7,068,751	6,927,610	1.84
		Tranche II: LIBOR+9.00%, 11.50% floor, 5% ETP, due 4/28/2022	6/12/2019	500,000	505,875	494,829	0.13
Ouster, Inc.	Technology Hardware, Storage & Peripherals	LIBOR+8.50%, 10.75% floor, 3.50% ETP, due 5/15/2021	11/27/2018	10,000,000	10,064,839	9,981,529	2.65
Pivot3, Inc.	Data Processing & Outsourced Services	LIBOR+8.50%, 11.00% floor, 4% ETP, due 11/15/2022	5/13/2019	20,000,000	19,979,229	19,398,262	5.15
Scale Computing, Inc.	System Software	LIBOR+9.25%, 11.75% floor, 6.0% ETP, due 9/15/2022	3/29/2019	15,000,000	14,926,816	14,401,910	3.83
ShareThis, Inc.	Data Processing & Outsourced Services	Tranche I: LIBOR+9.25%, 11.60% floor, 3% ETP, due 12/31/2022	12/3/2018	19,250,000	18,370,714	18,213,133	4.84
		Tranche II: LIBOR+9.25%, 11.60% floor, 3% ETP, due 12/31/2022	1/17/2019	750,000	709,779	703,691	0.19
		Tranche III: LIBOR+9.25%, 11.60% floor, 3% ETP, due 12/31/2022	7/24/2019	1,000,000	933,249	925,244	0.25
The Kairn Corporation	Application Software	Tranche I: LIBOR+8.00% PIK, 9.31% floor, due 3/9/2027(4)	3/24/2020	250,000	250,000	250,000	0.07
		Tranche II: 5.00% PIK, due 3/9/2027(4)	3/09/2020	4.003,333	4,003,333	4,003,333	1.06
Total Senior Secured Term Loans					332,332,594	325,900,429	86.59
Preferred Stock
Aria Systems, Inc.	Application Software	Series G Preferred Stock(8)	7/10/2018	289,419	250,000	451,494	0.12
MTBC, Inc.	Healthcare Technology	11% Series A Cumulative Redeemable Perpetual Preferred Stock	1/8/2020	760,000	18,687,450	16,580,000	4.40
Total Preferred Stock					18,937,450	17,031,494	4.52

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited)

March 31, 2020

Portfolio Companies	Sub-Industry	Investment Description(1),(5),(6),(11)	Acquisition Date	Principal/ Shares	Cost	Fair Value(2),(9)	% of Net Assets
Non-control/non-affiliate investments (continued)
Warrants(8)
AllClear ID, Inc.	Specialized Consumer Services	Warrant for Common Stock, exercise price $0.01/share, expires 9/1/2027	9/1/2017	870,514	$1,749,733	$882,701	0.23%
Aria Systems, Inc.	Application Software	Warrant for Series G Preferred Stock, exercise price $0.8638/share, expires 6/29/2028	6/29/2018	2,170,641	770,578	2,770,032	0.74
Aspen Group Inc.	Education Services	Warrant for Common Stock, exercise price $6.87/share, expires 7/25/2022	7/25/2017	224,174	583,301	634,000	0.17
Brilliant Earth, LLC	Internet Retail	Warrant for Class P Units, exercise price $5.25/share, expires 9/30/2029	9/30/2019	333,333	973,000	902,667	0.24
Circadence Corporation	Application Software	Warrant for Series A-5 Preferred Stock, exercise price $1.08/share, expires 12/20/2028	12/20/2018	1,666,667	3,630,000	3,225,922	0.86
		Warrant for Series A-5 Preferred Stock, exercise price $1.08/share, expires 10/31/2029	10/31/2019	416,667	845,540	806,481	0.21
Cloud Passage, Inc.	Data Processing & Outsourced Services	Warrant for Series D-1 Preferred Stock, exercise price $1.60/share, expires 6/13/2029	6/13/2019	210,938	273,798	233,508	0.06
Credit Sesame, Inc.	Specialized Consumer Services	Warrant for Common Stock, exercise price $0.01/share, expires 1/7/2030	1/7/2020	191,601	424,800	423,935	0.11
Dejero Labs Inc.	Data Processing & Outsourced Services	Warrant for Common Stock, exercise price $0.01/share, expires 5/31/2029(3),(7)	5/31/2019	333,621	192,499	174,006	0.05
Dtex Systems, Inc.	Application Software	Warrant for Series C-Prime Preferred Stock, exercise price $0.6000/share, expires 6/1/2025	6/1/2018	500,000	59,000	51,000	0.01
		Warrant for Series C-Prime Preferred Stock, exercise price $0.6000/share, expires 7/11/2026	7/11/2019	833,333	114,719	105,000	0.03
Echo 360 Holdings, Inc.	Education Services	Warrant for Series E Preferred Stock, exercise price $1.5963/share, expires 5/3/2029	5/3/2019	1,066,767	299,762	305,095	0.08
INRIX, Inc.	Internet Software and Services	Warrant for Common Stock, exercise price $9.29/share, expires 7/26/2029	7/26/2019	150,804	522,083	462,817	0.12
Longtail Ad Solutions, Inc. (dba JW Player)	Internet Software and Services	Warrant for Common Stock, exercise price $1.49/share, expires 12/12/2029	12/12/2019	322,997	38,800	38,114	0.01
Massdrop Inc.	Computer & Electronics Retail	Warrant for B Series Preferred Stock, exercise price $1.1938/share, expires 7/22/2029	7/22/2019	848,093	183,188	167,922	0.04
MingleHealth Care Solutions, Inc.	Healthcare Technology	Warrant for Series AA Preferred Stock, exercise price $0.24/share, expires 8/15/2028	8/15/2018	1,625,000	492,375	—	—

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited)

March 31, 2020

Portfolio Companies	Sub-Industry	Investment Description(1),(5),(6),(11)	Acquisition Date	Principal/ Shares	Cost	Fair Value(2),(9)	% of Net Assets
Non-control/non-affiliate investments (continued)
Warrants(8) (continued)
Mojix, Inc.	Application Software	Warrant for Common Stock exercise price $10.64/share, expires 5/16/2027	5/16/2017	164,427	$417,645	$—	—%
		Warrant for Series 1 Preferred Stock, exercise price $0.28/share, expires 12/20/2028	12/20/2018	7,176,973	806,991	—	—
		Warrant for Series 1 Preferred Stock exercise price $0.28/share, expires 5/30/2029	5/30/2019	358,849	21,531	—	—
		Warrant for Series 1 Preferred Stock exercise price $0.28/share, expires 12/17/2029	12/17/2019	358,849	—	—	—
MTBC, Inc.	Healthcare Technology	Warrant for Common Stock, exercise price $0.01/share, expires 1/8/2022	1/8/2020	1,000,000	435,000	1,023,000	0.27
		Warrant for Common Stock, exercise price $0.01/share, expires 1/8/2023	1/8/2020	1,000,000	837,000	1,553,000	0.41
3DNA Corp.(dba NationBuilder)	Application Software	Warrant for Series C-1 Preferred Stock, exercise price $1.4643/share, expires 12/28/2028	12/28/2018	273,164	104,138	46,204	0.01
Ouster, Inc.	Technology Hardware, Storage & Peripherals	Warrant for Series A Preferred Stock, exercise price $11.3158/share, expires 11/27/2028	11/27/2018	53,023	103,010	145,380	0.04
Pivot3, Inc.	Data Processing & Outsourced Services	Warrant for Series D Preferred Stock, exercise price $0.59/share, expires 5/13/2029	5/13/2019	2,033,898	216,610	49,835	0.01
RealWear, Inc.	Technology Hardware, Storage & Peripherals	Warrant for Series A Preferred Stock, exercise price $4.4464/share, expires 10/5/2028	10/5/2018	112,451	135,841	—	—
		Warrant for Series A Preferred Stock, exercise price $4.4464/share, expires 12/28/2028	12/28/2018	22,491	25,248	—	—
		Warrant Series A Preferred Stock, exercise price $6.78/share, expires 6/27/2029	6/27/2019	123,894	380,850	—	—
Scale Computing, Inc.	System Software	Warrant for Series F-1 Preferred Stock, exercise price $0.8031/share, expires 3/29/2029	3/29/2019	2,147,926	345,816	307,153	0.08
SendtoNews Video, Inc.	Advertising	Warrant for Class B Non-Voting Stock, exercise price $0.67/share, expires 6/30/2027(3),(7)	6/30/2017	191,500	246,461	35,000	0.01
ShareThis Inc.	Data Processing & Outsourced Services	Warrant for Series D-3 Preferred Stock, exercise price $2.4320/share, expires 12/3/2028	12/3/2018	647,615	2,162,000	2,162,000	0.57

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited)

March 31, 2020

Portfolio Companies	Sub-Industry	Investment Description(1),(5),(6),(11)	Acquisition Date	Principal/ Shares	Cost	Fair Value(2),(9)	% of Net Assets
Non-control/non-affiliate investments (continued)
Warrants(8) (continued)
The Kairn Corporation	Application Software	Warrant for Common Stock, exercise price $0.01/share, expires 3/9/2030	3/9/2020	81,177	$—	$—	—%
zSpace, Inc.	Technology Hardware, Storage & Peripherals	Warrant for Series E Preferred Stock, exercise price $0.90/share, expires 12/29/2027	12/29/2017	1,896,966	707,568	—	—
		Warrant for Series E Preferred Stock, exercise price $0.90/share, expires 2/11/2029	2/11/2019	2,806,830	411,528	—	—
Total Warrants					18,510,413	16,504,772	4.36
Total non-control/non-affiliate investments					371,630,341	361,430,628	96.00
U.S. Treasury		U.S. Treasury Bill, 1.33%, due 4/7/2020(10)			50,000,667	50,001,334	13.28
Total Investments					$421,631,008	$411,431,962	109.28%

(1)	Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates, as applicable. Unless otherwise indicated, all of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to the 3-Month London Interbank Offered Rate (“LIBOR”) or the U.S. Prime Rate. At March 31, 2020, the 3-Month LIBOR was 1.45% and the U.S. Prime Rate was 3.25%.

(2)	All investments in portfolio companies, which as of March 31, 2020 represented 96.00% of the Company’s net assets, are restricted as to resale and were valued at fair value as determined in good faith by the Company’s Board of Directors.

(3)	Investment is not a qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 3.41% of total investments at fair value as of March 31, 2020. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying assets until such time as it complies with the requirements of Section 55(a).

(4)	Represents a PIK security. PIK interest will be accrued and paid at maturity.

(5)	All investments are valued using unobservable inputs, except Common Stock, Corporate Bonds and U.S. Treasury Bills, which are valued using observable inputs.

(6)	All investments are domiciled in the United States, unless otherwise noted.

(7)	Investment is domiciled in Canada.

(8)	Investments are non-income producing.

(9)	Investments are held at Fair Value net of the Fair Value of Unfunded Commitments. See Note 3 for additional detail.

(10)	Treasury bills with $50,000,000 in aggregate of par value were purchased pursuant to a 4.00% reverse repurchase agreement with Goldman Sachs, dated March 26, 2020, due April 3, 2020, with a repurchase price of $50,000,000 and collateralized by a 1.45% U.S. Treasury Bill due April 7, 2020 with a par value of $50,000,000 and fair value of $50,001,334.

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited)

March 31, 2020

(11)	Disclosures of end-of-term-payments (“ETP”) are one-time payments stated as a percentage of original principal amount.

The following tables show the fair value of our portfolio of investments (excluding any U.S. Treasury Bills held) by geographic region and industry as of March 31, 2020:

	March 31, 2020
Geographic Region	Investments at Fair Value	Percentage of Net Assets
Western United States	$220,258,146	58.52%
Northeastern United States	65,939,121	17.52
Northwestern United States	29,191,735	7.76
South Central United States	20,330,798	5.40
Midwestern United States	14,709,063	3.91
Canada	11,001,765	2.92
Total	$361,430,628	96.03%

	March 31, 2020
Industry	Investments at Fair Value	Percentage of Net Assets
Application Software	$108,577,482	28.85%
Data Processing & Outsourced Services	48,956,023	13.01
Specialized Consumer Services	44,158,592	11.73
Internet Retail	34,526,855	9.17
Internet Software & Services	29,191,735	7.76
System Software	25,675,828	6.82
Healthcare Technology	23,474,608	6.24
Education Services	17,634,377	4.68
Computer & Electronics Retail	17,079,286	4.54
Technology Hardware, Storage & Peripherals	10,126,909	2.69
Specialty Finance	1,993,933	0.53
Advertising	35,000	0.01
Total	$361,430,628	96.03%

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments
December 31, 2019

Portfolio Companies	Sub-Industry	Investment Description(1),(5),(6),(11)	Acquisition Date	Principal/ Shares	Cost	Fair Value(2)	% of Net Assets
Non-control/non-affiliate investments
Senior Secured Term Loans
Aginity, Inc.	Application Software	Tranche I: LIBOR+10.5% PIK, 11.50% floor, 5% ETP, due 2/15/2020(4),(8),(12)	5/25/2018	$7,386,026	$7,232,349	$2,511,589	0.67%
		Tranche II: LIBOR+10.5% PIK, 11.50% floor, Extension line, due 2/15/2020(4),(8),(12)	7/25/2019	2,000,000	2,000,000	1,800,000	0.48
Aria Systems, Inc.	Application Software	LIBOR+9.0%, 11.35% floor, 4.5% ETP, due 12/15/2021	6/29/2018	25,000,000	25,016,698	24,863,442	6.61
Brilliant Earth, LLC	Internet Retail	LIBOR+8.25%, 10.40% floor, 4.5% ETP, due 4/15/2023	9/30/2019	35,000,000	33,795,605	33,795,605	8.98
CareCloud Corporation	Healthcare Technology	Prime+7.0%, 11.75% floor, 3.5% ETP, due 6/15/2022	6/19/2018	25,000,000	24,994,734	23,320,627	6.20
Circadence Corporation	Application Software	LIBOR+9.50%, 12.0% floor, 6% ETP, due 12/15/2022	12/20/2018	18,000,000	15,038,641	15,485,065	4.11
Cloud Passage, Inc.	Data Processing & Outsourced Services	LIBOR+7.50%, 1% PIK, 10.00% floor, 2.75% ETP, due 6/13/2023(4)	6/13/2019	7,538,624	7,280,486	7,280,486	1.93
Dejero Labs Inc.	Data Processing & Outsourced Services	LIBOR+9.25%, 11.75% floor, 4.5% ETP, due 5/31/2023(3),(7)	5/31/2019	11,000,000	10,797,612	10,797,612	2.87
Dtex Systems, Inc.	Application Software	LIBOR+10.65% PIK, 13% floor, 4.875% ETP, due 11/15/2021	6/1/2018	8,130,147	8,233,588	8,436,559	2.24
Echo 360 Holdings, Inc.	Education Services	Tranche I: LIBOR+9.25%, 12.05% floor, 4.0% ETP, due 5/3/2023	5/3/2019	14,000,000	13,773,561	13,773,561	3.66
		Tranche II: LIBOR+9.25%, 12.05% floor, 4.0% ETP, due 5/3/2023	5/3/2019	3,000,000	2,973,193	2,970,709	0.79
eSilicon Corporation	Semiconductors	Tranche I: LIBOR+10.50%, 13% floor, 5% ETP, due 7/15/2020	7/31/2017	2,916,667	3,323,305	3,442,998	0.91
		Tranche II: LIBOR+10.50%, 13% floor, 5% ETP, due 1/15/2021	2/8/2018	2,708,333	2,886,855	2,982,784	0.79
		Tranche III: LIBOR+10.50%, 13% floor, 5% ETP, due 6/15/2020	6/21/2019	10,000,000	10,177,163	11,063,021	2.94
		Tranche IV: Prime+2.75%, Revolving line, due 6/15/2020	6/21/2019	11,000,000	11,000,000	10,590,278	2.81
INRIX, Inc.	Internet Software and Services	Tranche I: LIBOR+8.0%, 10.5% floor, 2.5% ETP, due 7/15/2023	7/26/2019	20,000,000	19,600,991	19,600,991	5.21
		Tranche I: LIBOR+8.0%, 10.5% floor, 2.5% ETP, due 7/15/2023	7/26/2019	5,000,000	4,703,249	4,703,249	1.25
Longtail Ad Solutions, Inc. (dba JW Player)	Internet Software and Services	LIBOR+8.75%. 10.75% Floor, 3% ETP, due 6/15/2023	12/12/2019	25,000,000	24,655,194	24,655,194	6.55
Massdrop Inc.	Computer & Electronics Retail	LIBOR+8.25%, 10.65% floor, 4% ETP, due 1/15/2023	7/22/2019	17,500,000	17,220,865	17,220,865	4.58
MingleHealth Care Solutions, Inc.	Healthcare Technology	LIBOR+9.5%, 11.75% floor, 4% ETP, due 8/15/2022(12)	8/15/2018	6,000,000	5,783,543	5,417,339	1.44

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments – (continued)
December 31, 2019

Portfolio Companies	Sub-Industry	Investment Description(1),(5),(6),(11)	Acquisition Date	Principal/ Shares	Cost	Fair Value(2)	% of Net Assets
Non-control/non-affiliate investments (continued)
Senior Secured Term Loans (continued)
Mojix, Inc.	Application Software	Tranche I: LIBOR+12% PIK, 11.00% floor, 5% ETP, due 5/15/2021	5/16/2017	$6,296,833	$6,191,982	$4,726,334	1.26%
		Tranche II: LIBOR+12% PIK, 11.00% floor, 5% ETP, due 5/15/2021	8/3/2017	2,098,944	2,067,505	1,575,445	0.42
		Tranche III: LIBOR+12% PIK, 11.00% floor, 5% ETP, due 5/15/2021	7/6/2018	524,206	518,864	393,914	0.10
		Tranche IV: LIBOR+12% PIK, 11.00% floor, 5% ETP, due 5/15/2021	9/5/2018	523,474	516,902	392,469	0.10
		Tranche V: LIBOR+12% PIK, 11.00% floor, 5% ETP, due 5/15/2021	1/28/2019	1,042,472	1.020,642	782,469	0.21
		Tranche VI: LIBOR+12% PIK, 11.00% floor, due 1/31/2020	12/18/2019	1,000,000	1,000,000	1,000,000	0.27
3DNA Corp.(dba NationBuilder)	Application Software	Tranche I: LIBOR+9.00%, 11.50% floor, 5% ETP, due 4/28/2022	12/28/2018	7,000,000	7,016,888	6,942,703	1.84
		Tranche II: LIBOR+9.00%, 11.50% floor, 5% ETP, due 4/28/2022	6/12/2019	500,000	502,374	497,063	0.13
Ouster, Inc.	Technology Hardware, Storage & Peripherals	LIBOR+8.50%, 10.75% floor, 3.50% ETP, due 5/15/2021	11/27/2018	10,000,000	10,007,056	10,007,056	2.66
Pivot3, Inc.	Data Processing & Outsourced Services	LIBOR+8.50%, 11.00% floor, 4% ETP, due 11/15/2022	5/13/2019	20,000,000	19,863,175	19,728,122	5.24
RealWear, Inc.	Technology Hardware, Storage & Peripherals	LIBOR+8%, 10.35% floor, 5% ETP, due 6/28/2023	6/28/2018	25,000,000	24,653,512	24,653,512	6.55
Scale Computing, Inc.	System Software	LIBOR+9.25%, 11.75% floor, 4.5% ETP, due 9/15/2022	3/29/2019	15,000,000	14,798,210	14,418,842	3.83
ShareThis, Inc.	Data Processing & Outsourced Services	Tranche I: LIBOR+9.25%, 11.60% floor, 5% ETP, due 6/15/2022	12/3/2018	19,250,000	18,123,758	18,123,758	4.82
		Tranche II: LIBOR+9.25%, 11.60% floor, 5% ETP, due 6/15/2022	1/17/2019	750,000	699,312	699,312	0.19
		Tranche III: LIBOR+9.25%, 11.60% floor, 5% ETP, due 6/15/2022	7/24/2019	1,000,000	917,457	917,457	0.25
Total Senior Secured Term Loans					358,385,089	349,570,424	92.89
Preferred Stock(8)
Aria Systems, Inc.	Application Software	Series G Preferred Stock	7/10/2018	289,419	250,000	437,515	0.12
Warrants(8)
Aginity, Inc.	Application Software	Warrant for Series A Preferred Stock, exercise price $1.949/share, expires 5/25/2028(12)	5/25/2018	359,158	167,727	—	—
		Warrant for Series A-1 Preferred Stock, exercise price $0.01/share, expires 2/25/2029	2/25/2019	205,234	151,873	—	—

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

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments – (continued)
December 31, 2019

Portfolio Companies	Sub-Industry	Investment Description(1),(5),(6),(11)	Acquisition Date	Principal/ Shares	Cost	Fair Value(2)	% of Net Assets
Non-control/non-affiliate investments (continued)
Warrants(8) (continued)
Massdrop Inc.	Computer & Electronics Retail	Warrant for B Series Preferred Stock, exercise price $1.1938/share, expires 7/22/2019	7/22/2019	$848,093	$183,188	$190,821	0.05%
MingleHealth Care Solutions, Inc.	Healthcare Technology	Warrant for Series AA Preferred Stock, exercise price $0.24/share, expires 8/15/2028	8/15/2018	1,625,000	492,375	—	—
Mojix, Inc.	Application Software	Warrant for Common Stock exercise price $10.64/share, expires 5/16/2027	5/16/2017	164,427	417,645	—	—
		Warrant for Series 1 Preferred Stock, exercise price $0.28/share, expires 12/20/2028	12/20/2018	7,176,973	806,991	—	—
		Warrant for Series 1 Preferred Stock exercise price $0.28/share, expires 5/30/2029	5/30/2019	358,849	21,531	—	—
		Warrant for Series 1 Preferred Stock exercise price $0.28/share, expires 12/17/2029	12/17/2029	358,849	—	—	—
3DNA Corp.(dba NationBuilder)	Application Software	Warrant for Series C-1 Preferred Stock, exercise price $1.4643/share, expires 12/28/2028	12/28/2018	273,164	104,138	87,959	0.02
Ouster, Inc.	Technology Hardware, Storage & Peripherals	Warrant for Series A Preferred Stock, exercise price $11.3158/share, expires 11/27/2028	11/27/2018	53,023	103,010	134,837	0.04
Pivot3, Inc.	Data Processing & Outsourced Services	Warrant for Series D Preferred Stock, exercise price $0.59/share, expires 5/13/2029	5/13/2029	2,033,898	216,610	141,966	0.04
RealWear, Inc.	Technology Hardware, Storage & Peripherals	Warrant for Series A Preferred Stock, exercise price $4.4464/share, expires 10/5/2028	10/5/2018	112,451	135,841	393,129	0.10
		Warrant for Series A Preferred Stock, exercise price $4.4464/share, expires 12/28/2028	12/28/2018	22,491	25,248	78,628	0.02
		Warrant Series A Preferred Stock, exercise price $6.78/share, expires 6/27/2029	6/27/2019	123,894	380,850	336,372	0.09
Scale Computing, Inc.	System Software	Warrant for Series F-1 Preferred Stock, exercise price $0.8031/share, expires 3/29/2029	3/29/2019	2,147,926	345,816	317,893	0.08
SendtoNews Video, Inc.	Advertising	Warrant for Class B Non-Voting Stock, exercise price $0.67/share, expires 6/30/2027(3),(7)	6/30/2017	191,500	246,461	58,000	0.02
ShareThis Inc.	Data Processing & Outsourced Services	Warrant for Series D-3 Preferred Stock, exercise price $2.4320/share, expires 12/3/2028	12/3/2018	647,615	2,162,000	2,162,000	0.57

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments – (continued)
December 31, 2019

Portfolio Companies	Sub-Industry	Investment Description(1),(5),(6),(11)	Acquisition Date	Principal/ Shares	Cost	Fair Value(2)	% of Net Assets
Non-control/non-affiliate investments (continued)
Warrants(8) (continued)
zSpace, Inc.	Technology Hardware, Storage & Peripherals	Warrant for Series E Preferred Stock, exercise price $0.90/share, expires 12/29/2027	12/29/2017	$1,896,966	$707,568	$208,595	0.07%
		Warrant for Series E Preferred Stock, exercise price $0.90/share, expires 2/11/2029	2/11/2019	$2,806,830	411,528	308,645	0.07
Total Warrants					18,383,811	18,008,337	4.78
Total non-control/non-affiliate investments					377,018,900	368,016,276	97.67
U.S. Treasury		U.S. Treasury Bill, 1.33%, due 1/7/2020(10)			74,983,437	74,966,770	19.92
		U.S. Treasury Bill, 0.97%, due 1/2/2020			24,999,328	24,998,653	6.64
Total U.S. Treasury					99,982,765	99,965,423	26.56
Total Investments					$477,001,665	$467,981,699	124.36%

(1)	Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates, as applicable. Unless otherwise indicated, all of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to the 3-Month London Interbank Offered Rate (“LIBOR”) or the U.S. Prime Rate. At December 31, 2019, the 3-Month LIBOR was 1.91% and the U.S. Prime Rate was 4.75%.

(2)	All investments in portfolio companies, which as of December 31, 2019 represented 97.80% of the Company’s net assets, are restricted as to resale and were valued at fair value as determined in good faith by the Company’s Board of Directors.

(3)	Investment is not a qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 4.25% of total investments at fair value as of December 31, 2019. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying assets until such time as it complies with the requirements of Section 55(a).

(4)	Represents a PIK security. PIK interest will be accrued and paid at maturity.

(5)	All investments are valued using unobservable inputs, except the U.S. Treasury Bills which are valued using observable inputs.

(6)	All investments are domiciled in the United States, unless otherwise noted.

(7)	Investment is domiciled in Canada.

(8)	Investments are non-income producing.

(9)	Investments are held at Fair Value net of the Fair Value of Unfunded Commitments. See Note 3 for additional detail.

(10)	Treasury bills with $75,000,000 in aggregate of par value were purchased pursuant to a 5.00% reverse repurchase agreement with Goldman Sachs, dated December 27, 2019, due January 3, 2020, with a repurchase price of $75,000,000 and collateralized by a 1.45% U.S. Treasury Bill due January 7, 2020 with a par value of $75,000,000 and fair value of $74,966,771.

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

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Notes to Financial Statements

Note 1 – Organization

Runway Growth Credit Fund Inc. (the “Company”) is a Maryland corporation that was formed on August 31, 2015. The Company is an externally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated, currently qualifies, and intends to qualify annually as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company was formed primarily to lend to, and selectively invest in, small, fast-growing companies in the United States. The Company’s investment objective is to maximize its total return to its stockholders primarily through current income on its loan portfolio, and secondarily through capital appreciation on its warrants and other equity positions. The Company’s investment activities are managed by its external investment adviser, Runway Growth Capital LLC (“RGC”). The Company’s administrator, Runway Administrator Services LLC (the “Administrator”), is a wholly owned subsidiary of RGC and provides administrative services necessary for the Company to operate.

In October 2015, in connection with the Company’s formation, the Company issued and sold 1,667 shares of common stock to R. David Spreng, the President and Chief Executive Officer of the Company and Chairman of the Company’s Board of Directors, for an aggregate purchase price of $25,000. The sale of shares of common stock was approved by the unanimous consent of the Company’s sole director at the time. In December 2016, the Company completed the initial closing of capital commitments in its first private offering of shares of common stock to investors (the “Initial Private Offering”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), and other applicable securities laws. The final closing of the Initial Private Offering occurred on December 1, 2017. As of March 31, 2020, in connection with the Initial Private Offering, the Company had total capital commitments of $275,000,000 and had issued 18,241,157 shares of its common stock for a total purchase price of $275,000,000. The Company has issued an additional 3,143,522 shares as part of the dividend reinvestment program. Refer to Note 6 for further detail.

As of March 31, 2020, the Company had completed multiple closings under its second private offering (the “Second Private Offering”) and had accepted aggregate capital commitments of $174,423,500. The Company has issued 5,018,918 shares of its common stock for a total purchase price of $75,283,766 in connection with the Second Private Offering. The Company has issued 2,103 shares as an additional direct investment by Runway Growth Holdings LLC, an affiliate of RGC for total proceeds of $31,542.

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

 In the opinion of management, all adjustments, all of which were of a normal recurring nature, considered necessary for the fair presentation of financial statements for the interim period have been included. The results of operations for the current interim period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2020, including the impact of the COVID-19 pandemic thereon. The interim unaudited financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 19, 2020.

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

Cash and cash equivalents

Cash represents deposits held at financial institutions, while cash equivalents are highly liquid investments held at financial institutions with an original maturity of three months or less at the date of acquisition. From time to time, the Company’s cash and cash equivalents exceed federally insured limits, subjecting the Company to risks related to the uninsured balance. Cash and cash equivalents are held at large, established, high credit-quality financial institutions, and management believes that risk of loss associated with any uninsured balance is remote.

Deferred Credit Facility Fees

The fees and expenses associated with opening the KeyBank loan facilities or Credit Agreement (each as defined below) are being deferred and amortized as part of interest expense using the effective interest method over the term of the Credit Agreement in accordance with ASC 470, Debt. Debt issuance costs associated with the Credit Agreement are classified as a direct reduction of the carrying amount of borrowings with the Credit Agreement, unless there are no outstanding borrowings, in which case the debt issuance costs are presented as an asset.

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

Pursuant to a reverse repurchase agreement with Goldman Sachs, which expired on April 3, 2020, the Company purchased a U.S. Treasury Bill, due April 7, 2020. The fair value of the related collateral that the Company received for this agreement was $50,001,334 at March 31, 2020. Pursuant to a reverse repurchase agreement with Goldman Sachs which expired on January 3, 2020, the Company purchased a U.S. Treasury Bill, due January 7, 2020. The value of the related collateral that the Company received for this agreement was $74,593,802 at December 31, 2019. At March 31, 2020 and December 31, 2019, the repurchase liability is $49,751,199 and $74,593,802, respectively, which is reflected as Reverse Repurchase Agreement on the Statement of Assets and Liabilities.

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

The Company currently holds, and expects to hold in the future, some investments in its portfolio that contain payment-in-kind (“PIK”) interest provisions. PIK interest is computed at the contractual rate specified in each loan agreement and is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to stockholders to maintain its qualification as a RIC for U.S. federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest and dividend income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest and dividend income is deemed to be collectible. As of March 31, 2020, and December 31, 2019, the Company has not written off any accrued and uncollected PIK interest and dividends. As of March 31, 2020, the Company had no loans on non-accrual status. For the three months ended March 31, 2020 and March 31, 2019, approximately 3.5% and 1.4%, respectively, of the Company’s total investment income was attributable to non-cash PIK interest and dividend income.

Valuation of Investments

The Company measures the value of its investments at fair value in accordance with ASC Topic 820, Fair Value Measurements and Disclosure (“ASC Topic 820”), issued by the FASB. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The COVID-19 pandemic and its resultant impact on economic activity and capital market volatility has impacted and may continue to have impact on the fair market values of our investments. As a result, the fair market values of our portfolio investments may be negatively impacted after March 31, 2020 by circumstances and events that are not yet known, including the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. Our valuation process carefully considers the impact of COVID-19 related uncertainties in the various inputs utilized in the determination of the fair market value of investments.

The audit committee of the Company’s Board of Directors (the “Audit Committee”) assists the Board of Directors in valuing investments that are not publicly traded or for which current market values are not readily available. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to portfolio investments for which market quotations are not readily available, the Company’s Board of Directors, with the assistance of the Audit Committee, RGC and its senior investment team and independent valuation agents, is responsible for determining, in good faith, the fair value in accordance with the valuation policy approved by the Board of Directors. If more than one valuation method is used to measure fair value, the results are evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results. The Company considers a range of fair values based upon the valuation techniques utilized and selects the value within that range that was most representative of fair value based on current market conditions as well as other factors RGC’s senior investment team considers relevant.

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

Investment Valuation Techniques

 Debt Investments: To determine the fair value of the Company’s debt investments, the Company compares the cost basis of the debt investment, which includes original issue discount, if any, to the resulting fair value determined using a discounted cash flow model, unless another model is more appropriate based on the circumstances at the measurement date. The discounted cash flow approach entails analyzing the interest rate spreads for recently completed financing transactions which are similar in nature to the Company’s investments, in order to determine a comparable range of effective market interest rates for its investments. The range of interest rate spreads utilized is based on borrowers with similar credit profiles. All remaining expected cash flows of the investment are discounted using this range of interest rates to determine a range of fair values for the debt investment.

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

Income Taxes

The Company elected to be treated as a RIC under Subchapter M of the Code starting with its taxable year ended December 31, 2016, and currently qualifies and intends to qualify annually for the tax treatment applicable to RICs. Generally, a RIC is not subject to U.S. federal income taxes on distributed income and gains so long as it meets certain source-of-income and asset diversification requirements and it distributes at least 90% of its net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any, to its stockholders. So long as the Company obtains and maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the financial statements of the Company. The Company intends to make sufficient distributions to maintain its RIC status each year and it does not anticipate paying any material U.S. federal income taxes in the future.

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

Per Share Information

Basic and diluted earnings per common share is calculated using the weighted-average number of common shares outstanding for the period presented. For the three months ended March 31, 2020 and 2019, basic and diluted earnings per share of common stock were the same because there were no potentially dilutive securities outstanding. Per share data is based on the weighted-average shares outstanding.

Distributions

The Company generally intends to distribute, out of assets legally available for distribution, substantially all of its available earnings, on a quarterly basis, subject to the discretion of the Board of Directors. For the three months ended March 31, 2020, the Company declared dividends in the amount of $10,324,486, of which $1,939,063 was distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s dividend reinvestment plan. Of these distributions for the three months ended March 31, 2020, $10,307,027 was paid as of March 31, 2020, of which $1,921,604, was cash distributed and the remainder distributed in shares to stockholders pursuant to the Company’s dividend reinvestment plan. For the three months ended March 31, 2019, the Company declared and paid dividends in the amount of $6,160,624 of which $1,218,456 was distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s dividend reinvestment plan.

Organization and Offering Costs

Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services and other fees pertaining to our organization, all of which are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s private placement memorandum and other offering documents, including travel-related expenses related to the Initial Private Offering. Pursuant to the investment advisory agreement between the Company and RGC, as subsequently amended and restated (the “Amended Advisory Agreement”), the Company and RGC agreed that organization and offering costs incurred in connection with the Initial Private Offering would be borne by the Company up to a maximum amount of $1,000,000, provided that the amount of such costs in excess of $1,000,000 would be paid by RGC. As of December 31, 2016, the Company had already incurred the maximum amount of $1,000,000 in organization and offering costs incurred in connection with the Initial Private Offering. As a result, for the quarter ended March 31, 2020, the Company did not incur any organization or offering expenses in connection with the Initial Private Offering.

Offering costs related to new or follow-on offerings were accumulated and charged to additional paid in capital at the time of closing beginning in 2019. These offering costs are subject to a cap of $600,000, excluding placement agent fees which have no cap, and of which the Company will bear the cost. As of March 31, 2020 and December 31, 2019, respectively, the Company had accumulated and recorded $555,096 and $510,027 of deferred offering costs. As of March 31, 2020 and December 31, 2019, respectively, $123,009 and $123,009 in placement agent fees had been incurred. Under the terms of the Second Private Offering, offering costs in excess of $600,000, excluding placement agent fees, will be reimbursed by RGC.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which changes the fair value measurement disclosure requirements of ASC 820. The key provisions include new, eliminated and modified disclosure requirements. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods therein. Early application is permitted. The Company adopted ASU 2018-13 effective January 1, 2020. The adoption of this accounting standard had no material effect on the Company’s financial statements.

In June 2016, the FASB issued ASU 2016-13 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments to replace the incurred loss model for loans and other financial assets with an expected loss model, which is referred to as the current expected credit loss (CECL) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held-to maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, stand-by letters of credit, financial guarantees and other similar instruments) and net investments in certain leases recognized by a lessor. Effective January 1, 2020, the Company adopted ASU 2016-13 under a modified retrospective approach for all financial assets measured at amortized cost. There was no adjustment recorded to distributable losses for the cumulative effect of adopting ASU 2016-13 as amortized cost has approximated fair value.

Note 3 – Commitments and Contingencies

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time.

At March 31, 2020, the Company had $30,612,569 in unfunded loan commitments to provide debt financing to its portfolio companies. The balance of unfunded commitments to extend financing as of March 31, 2020 was as follows:

Portfolio Company	Investment Type	March 31, 2020
Brilliant Earth, LLC	Senior Secured Term Loan	$5,000,000
CloudPassage, Inc.	Senior Secured Term Loan	2,500,000
Credit Sesame, Inc.	Revolving Line	1,362,569
Dejero Labs, Inc.	Senior Secured Term Loan	4,000,000
Dtex Systems, Inc.	Senior Secured Term Loan	7,000,000
INRIX, Inc.	Senior Secured Term Loan	3,000,000
Massdrop Inc.	Senior Secured Term Loan	5,000,000
ShareThis, Inc.	Senior Secured Term Loan	2,000,000
The Kairn Corporation	Senior Secured Term Loan	750,000
Total unused commitments to extend financing		$30,612,569

At December 31, 2019, the Company had $40,000,000 in unfunded loan commitments.

The Company’s management believes that its available cash balances, availability under the Credit Agreement and/or ability to drawdown capital from investors provides sufficient funds to cover its unfunded commitments as of March 31, 2020. The Company has evaluated the expected net future cash flows related to unfunded commitments and determined the fair value to be zero as of March 31, 2020 and December 31, 2019.

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

Note 5 – Net Increase in Net Assets Resulting from Operations per Common Share

The following information sets forth the computation of basic income per common share for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net increase in net assets resulting from operations	$1,747,244	$5,833,514
Per Share Data(1):
Weighted-average shares outstanding for the period
Basic	25,887,286	14,751,065
Diluted	25,887,286	14,751,065
Basic and diluted income per common share
Basic	$0.07	$0.40
Diluted	$0.07	$0.40

(1)	Per share data is based on average weighted shares outstanding.

Note 6 – Net Assets

The Company has the authority to issue 100,000,000 shares of common stock, $0.01 par value per share. The common shares issued, the price per share and the proceeds raised, since inception, are detailed in the following table:

Issuance Date	Shares Issued	Price Per Share	Gross Proceeds
October 8, 2015	1,667	$15.00	$25,000
December 22, 2016	333,333	15.00	5,000,000
April 19, 2017	1,000,000	15.00	15,000,000
June 26, 2017	1,666,667	15.00	25,000,000
September 12, 2017	2,666,667	15.00	40,000,000
December 22, 2017	3,000,000	15.00	45,000,000
May 31, 2018(1)	70,563	14.82	1,045,570
August 31, 2018(1)	117,582	14.92	1,754,244
September 27, 2018	1,997,337	15.02	30,000,000
November 15, 2018(1)	202,779	15.07	3,055,498
January 14, 2019	4,344,964	15.19	66,000,000
March 26, 2019(1)	326,431	15.14	4,942,168
May 21, 2019(1)	374,783	15.13	5,670,467
May 24, 2019	3,232,189	15.16	49,000,000
July 16, 2019(1)	464,986	15.13	7,035,236
August 26, 2019(1)	480,121	14.76	7,088,143
October 15, 2019	1,666,667	15.00	25,000,000
November 12, 2019(1)	43,979	14.76	649,123
December 20, 2019	3,333,333	15.00	50,000,000
December 23, 2019(1)	487,166	14.52	7,073,650
March 20, 2020(1)	575,132	14.58	8,385,423
March 31, 2020	21,021	15.00	315,308
Total	26,407,367		$397,039,830

(1)	Shares were issued as part of the dividend reinvestment plan.

At March 31, 2020 and December 31, 2019, the Company had total commitments of $275,000,000 under the Company’s Initial Private Offering, all of which had been drawn as of March 31, 2020 and December 31, 2019. Between June 14, 2019 and March 31, 2020, the Company accepted $174,423,500 in capital commitments under its Second Private Offering. As of March 31, 2020 and December 31, 2019, respectively, $75,283,766 and $75,000,000 of capital commitments under the Second Private Offering had been drawn. In March 2020, the Company issued 2,103 shares as an additional direct investment of $31,542 by Runway Growth Holdings LLC, an affiliate of RGC.

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

Note 7 – Related Party Agreements and Transactions

Amended and Restated Advisory Agreement

On November 29, 2016, the Company’s Board of Directors approved an investment advisory agreement between RGC and the Company, under which RGC, subject to the overall supervision of the Board of Directors, manages the day-to-day operations of and provides investment advisory services to the Company. On August 3, 2017, the Board of Directors approved the Amended Advisory Agreement and recommended that the Company’s stockholders approve the Amended Advisory Agreement. The Amended Advisory Agreement became effective on September 12, 2017 upon approval by the stockholders at a special meeting of stockholders of the Company. Under the terms of the Amended Advisory Agreement, RGC:

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

RGC earned base management fees of $1,536,948 and $1,203,125 for the three months ended March 31, 2020 and 2019 respectively.

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

RGC earned incentive fees of $2,315,118 for the three months ended March 31, 2020; $1,846,533, of the incentive fees for the three months ended March 31, 2020 were earned, payable in cash, and $468,585 of the incentive fees for the three months ended March 31, 2020 were accrued and generated from deferred interest (i.e., PIK interest and certain discount accretion) and are not payable pending receipt of cash by the Company. RGC earned incentive fees of $1,881,369 for the three months ended March 31, 2019; $1,562,821 of the incentive fees for the three months ended March 31, 2019 were earned, payable in cash, and $318,548 of the incentive fees for the three months ended March 31, 2019 were accrued and deferred (i.e., PIK interest and certain discount accretion) and are not payable pending receipt of cash by the Company.

The capital gains incentive fee consists of fees related to realized gains, realized capital losses and unrealized capital depreciation. With respect to the incentive fee expense accrual related to the capital gains incentive fee, U.S. GAAP requires that the capital gains invective fee accrual consider the cumulative aggregate unrealized appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized appreciation were realized even though such unrealized appreciation is not permitted to be considered in calculating the fee actually payable under the Amended Advisory Agreement. As of each of March 31, 2020 and December 31, 2019, there was no capital gains incentive fee accrued, earned or payable to RGC under the Amended Advisory Agreement.

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

The Company reimbursed the Administrator $162,123 and $318,154 during the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the Company had accrued a payable to the Administrator of $117,681. Of the total amount reimbursed and accrued during the three months ended March 31, 2020, $132,793 was related to overhead allocation expense. As of March 31, 2019, the Company accrued a payable to the Administrator of $103,094. Of the total amount reimbursed and accrued during the three months ended March 31, 2019, $175,725 was related to overhead allocation expense. The Company reimbursed the Administrator $1,168,188 during the year ended December 31, 2019 and the Company had accrued a net payable to the Administrator of $81,537 as of December 31, 2019. Administration fees were $124,311 and $181,574 for the three months ended March 31, 2020 and 2019, respectively.

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

Oaktree Strategic Relationship

In December 2016, RGC entered into a strategic relationship with Oaktree Capital Management, L.P. (“Oaktree”). In connection with the strategic relationship, OCM Growth Holdings, LLC, a Delaware limited liability company (“OCM”) managed by Oaktree, made an initial $125.0 million capital commitment to the Company, which was subsequently increased to $139.0 million (the “Initial OCM Commitment”). On June 14, 2019, in connection with the Second Private Offering, the Company accepted a capital commitment from OCM in the amount of $112.5 million (the “Subsequent OCM Commitment and, together with the Initial OCM Commitment, the “OCM Commitment”). OCM has granted a proxy to the Company pursuant to which the shares held by OCM will be voted in the same proportion as the Company’s other stockholders vote their shares.

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

The following tables present information about the Company’s assets measured at fair value as of March 31, 2020 and December 31, 2019, respectively:

	As of March 31, 2020 (Unaudited)
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Common Stock	$1,786,220	$-	$-	$1,786,220
Corporate Bonds	-	207,713	-	207,713
Senior Secured Term Loans	-	-	325,900,429	325,900,429
Preferred Stock	-	-	17,031,494	17,031,494
Warrants	-	-	16,504,772	16,504,772
Total Portfolio Investments	1,786,220	207,713	359,436,695	361,430,628
U.S. Treasury Bill	50,001,334	-	-	50,001,364
Total Investments	$51,787,554	$207,713	$359,436,695	$411,431,962

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Term Loans	$-	$-	$349,570,424	$349,570,424
Preferred Stock	-	-	437,515	437,515
Warrants	-	-	18,008,337	18,008,337
Total Portfolio Investments	-	-	368,016,276	368,016,276
U.S. Treasury Bill	99,965,423	-	-	99,965,423
Total Investments	$99,965,423	$-	$368,016,276	$467,981,699

The Company recognizes transfers into and out of the levels indicated above at the end of the reporting period. There were no transfers into or out of the levels during the period ended March 31, 2020 and the year ended December 31, 2019.

The following table presents a rollforward of Level 3 assets measured at fair value as of March 31, 2020:

	Preferred Stock	Senior Secured Term Loans	Warrants	Total
Fair value at December 31, 2019	$437,515	$349,570,424	$18,008,337	$368,016,276
Amortization of fixed income premiums or accretion of discounts	-	2,155,005	-	2,155,005
Purchases of investments(1)	18,687,450	36,992,971	1,696,800	57,377,221
Sales or repayments of investments(1)	-	(57,316,889)	(2,749,949)	(60,066,838)
Realized gain (loss)	-	(7,883,582)	1,179,751	(6,703,831)
Change in unrealized appreciation (depreciation)	(2,093,471)	2,382,500	(1,630,167)	(1,341,138)
Fair value at March 31, 2020	$17,031,494	$325,900,429	$16,504,772	$359,436,695
Change in unrealized appreciation (depreciation) on Level 3 investments still held as of March 31, 2020	$(2,093,471)	$(3,520,610)	$(450,367)	$(6,064,448)

(1)	Includes PIK interest, reorganization and restructuring of investments.

The following table presents a rollforward of Level 3 assets measured at fair value as of March 31, 2019:

	Preferred Stock	Senior Secured Term Loans	Warrants	Total
Fair value at December 31, 2018	$461,826	$208,539,353	$15,247,210	$224,248,389
Amortization of fixed income premiums or accretion of discounts	-	3,118,238	-	3,118,238
Purchases of investments(1)	-	33,746,337	1,077,782	34,824,119
Sales or repayments of investments(1)	-	(17,374,776)	(92,353)	(17,467,129)
Realized gain	-	-	-	-
Change in unrealized appreciation (depreciation)	-	(670,639)	(1,569,871)	(2,240,510)
Fair value at March 31, 2019	$461,826	$227,358,513	$14,662,768	$242,483,107
Change in unrealized appreciation (depreciation) on Level 3 investments still held as of March 31, 2019	$-	$(92,109)	$(1,122,860)	$(1,214,969)

(1)	Includes PIK interest, reorganization and restructuring of investments.

The following table provides quantitative information regarding Level 3 fair value measurements as of March 31, 2020:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Preferred Stock	$17,031,494	Recent private market and merger and acquisition transaction prices	N/A	N/A
Senior Secured Term Loans(1)	316,811,623	Discounted Cash Flow analysis	Discount rate	11.6%-100.1% (17.3%)
		Market approach	Origination yield	12.3%-100.1% (15.4%)
	9,088,806	PWERM	Discount rate	20.5%-25.5% (23.0%)
Warrants(2)	11,572,740	Black-Scholes model	Risk-free interest rate	0.1%-1.6% (0.3%)
			Average industry volatility	30.0%-70.0% (48.6%)
			Estimated time to exit	1.0 years-9.9 years (2.6 years)
	4,932,032	PWERM	Discount rate	21.0%-55.0% (26.1%)
Total Level 3 Investments	$359,436,695

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2019:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Preferred Stock	$437,515	Recent private market and merger and acquisition transaction prices	N/A	N/A
Senior Secured Term Loans(1)	336,388,211	Discounted Cash Flow analysis	Discount rate	12.3%-28.0% (16.8%)
		Market approach	Origination yield	12.3%-26.0% (14.5%)
	13,182,213	PWERM	Discount rate	30.5%-36.2% (32.6%)
Warrants(2)	12,695,414	Black-Scholes model	Risk-free interest rate	1.6%-1.8% (1.6%)
			Average industry volatility	30.0%-60.0% (41.2%)
			Estimated time to exit	0.5 years-5.9 years (3.1 years)
	5,312,923	PWERM	Discount Rate	20.7% - 45.0% (32.6%)
Total Level 3 Investments	$368,016,276

(1)	The significant unobservable inputs used in the fair value measurement of the Company’s debt securities are origination yields and discount rates. The origination yield is defined as the initial market price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The discount rate is related to company-specific characteristics such as underlying investment performance, projected cash flows, and other characteristics of the investment. Significant increases (decreases) in the inputs in isolation may result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. However, a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase or decrease in the unobservable inputs.

(2)	The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are inputs used in the Black Scholes option pricing model (“OPM”), which include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. However, a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase or decrease in the unobservable inputs. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.

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

For the three months ended March 31, 2020, the weighted average outstanding debt balance was $7,538,462, and the weighted average effective interest rate under the Credit Agreement was 4.91%.

As of March 31, 2020, the Company had zero outstanding under the Credit Agreement.

As of December 31, 2019, the Company had $61,000,000 outstanding under the Credit Agreement with maturity as follows:

Loan Facility	Date of Advance	Due Date	Amount	Rate
KeyBank National Association Loan Facility	12/31/2019	5/31/2022	$61,000,000	5.10%
			$61,000,000

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

Note 11 – Financial Highlights

	Three Months Ended March 31, 2020 (Unaudited)	Three Months Ended March 31, 2019 (Unaudited)
Per Share Data(1):
Net asset value at beginning of period	$14.58	$15.14
Net investment income(3)	0.37	0.55
Realized gain (loss)	(0.26)	-
Change in unrealized appreciation (depreciation)	(0.05)	(0.15)
Dividends	(0.40)	(0.42)
Accretion(4)	0.01	0.01
Net asset value at end of period	$14.25	$15.13
Total return based on net asset value(2)	(2.26)%	(0.05)%
Weighted-average shares outstanding for period, basic	25,887,286	14,751,065
Ratio/Supplemental Data:
Net assets at end of period	$376,391,642	$237,984,453
Average net assets(5)	$382,210,805	$227,733,008
Annualized ratio of net operating expenses to average net assets(6),(7)	3.61%	4.73%
Annualized ratio of net increase (decrease) in net assets resulting from operations to average net assets(7)	3.66%	12.91%

(1)	Financial highlights are based on weighted-average shares outstanding.
(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.
(3)	Return from investment operations was 2.54% and 3.63% for the three months ended March 31, 2020 and 2019, respectively. Return from investment operations represents returns on net investment income (loss) from operations.
(4)	Return from accretion was 0.07% and 0.08% for the three months ended March 31, 2020 and 2019, respectively.
(5)	The annualized ratio of net investment income to average net assets was 11.94% and 16.90% for the three months ended March 31, 2020 and 2019, respectively. Incentive fees are not annualized.
(6)	The annualized ratio of net operating expenses excluding incentive fees, to average net assets was 3.00% and 3.91% for the three months ended March 31, 2020 and 2019, respectively.
(7)	Incentive fees are not annualized.

Note 12 - Subsequent Events

Effective April 1, 2020, the Company put two loans to Mojix, Inc., representing an aggregate principal funded of $11,000,000 at a fair market value of $9,088,806, which represents 2.51% of the portfolio as of March 31, 2020, on non-accrual status.

On April 17, 2020, the Company funded an additional $777,000 on the revolving line to Credit Sesame, Inc.

On May 1, 2020, the Company funded a $400,000 bridge loan to Mojix, Inc.

On May 7, 2020 the Company declared a dividend of $0.35 per share payable on May 21, 2020 to shareholders of record as of May 8, 2020.

 We evaluated events subsequent to March 31, 2020 through May 14, 2020. On March 11, 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) as a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to the COVID-19 pandemic. The outbreak of the COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Such actions are creating disruption in global supply chains and adversely impacting a number of industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic presents material uncertainty and risks with respect to the underlying value of the Company’s portfolio companies, the Company’s business, financial condition, results of operations and cash flows, such as the potential negative impact to financing arrangements, increased costs of operations, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. The volatility and disruption to the global economy from the COVID-19 pandemic has affected, and is expected to continue to affect, the pace of our investment activity, which may have a material adverse impact on our results of operations. Such volatility and disruption have also led to the increased credit spreads in the private debt capital markets. Further, the operational and financial performance of the portfolio companies in which we make investments may be significantly impacted by the COVID-19 pandemic, which may in turn impact the valuation of our investments. As a result, the long term impacts of the COVID-19 pandemic may not yet be fully reflected in the valuation of our investments and the fair value of our portfolio investments may be further negatively impacted after March 31, 2020 by circumstances and events that are not yet known, including the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses after March 31, 2020, which could have a material adverse effect on our business, financial condition and results of operations.

Accordingly, the Company cannot predict the extent to which its financial condition and results of operations will be affected at this time. The potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors, and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including changes from the impact of the current COVID-19 pandemic and sharp declines in energy price;

•	our ability to continue to effectively manage our business due to the disruptions caused by the current COVID-19 pandemic;

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	such an economic downturn could disproportionately impact the companies that we intend to target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies;

•	a contraction of available credit and/or an inability to access the equity markets that could impair our lending and investment activities, including as a result of the COVID-19 pandemic;

•	interest rate volatility that could adversely affect our results, particularly to the extent that we use leverage as part of our investment strategy;

•	currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;

•	our future operating results, including our ability to achieve objectives as a result of the COVID-19 pandemic;

•	our business prospects and the prospects of our portfolio companies, including the impact of the COVID-19 pandemic thereon;

•	our contractual arrangements and relationships with third parties;

•	the ability of our portfolio companies to achieve their objectives, including as a result of the COVID-19 pandemic;

•	competition with other entities and our affiliates for investment opportunities;

•	the speculative and illiquid nature of our investments;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the loss of key personnel;

•	the timing of cash flows, if any, from the operations of our portfolio companies and the impact of the COVID-19 pandemic thereon;

•	the ability of our external investment adviser, Runway Growth Capital LLC (“RGC”), to locate suitable investments for us and to monitor and administer our investments and the impacts of the COVID-19 pandemic thereon;

•	the ability of RGC to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a regulated investment company (“RIC”) under Subchapter M of the Code, and as a business development company (“BDC”);

•	the occurrence of a disaster, such as a cyber-attack against us or against a third party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster-recovery systems, or consequential employee error;

•	our ability to receive exemptive and/or no-action relief from the SEC to conduct certain co-investments or joint transactions that may be otherwise prohibited;

•	the effect of legal, tax and regulatory changes; and

•	the other risks, uncertainties and other factors we identify under “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2019 and in our other filings with the Securities and Exchange Commission (the “SEC”).

Although we believe the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this quarterly report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” in in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 20, 2020.

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

Overview

We are an externally managed, non-diversified closed-end investment management company that was formed on August 31, 2015 as a corporation under the laws of the State of Maryland. We have elected to be regulated as a BDC under the 1940 Act. In addition, we have elected to be treated, currently qualify, and intend to qualify annually as a RIC under Subchapter M of the Code. If we fail to qualify as a RIC for any taxable year, we will be subject to corporate-level U.S. federal income tax on any net taxable income for such year. As a BDC and a RIC, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source-of-income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our investment company taxable income and net tax-exempt interest.

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

We commenced investment activities in portfolio securities during the quarter ended June 30, 2017, and we commenced investment activities in U.S. Treasury Bills during the quarter ended December 31, 2016. In October 2015, in connection with our formation, we issued and sold 1,667 shares of our common stock to R. David Spreng, our President, Chief Executive Officer and Chairman of our Board of Directors, for an aggregate purchase price of $25,000. In December 2016, we completed the initial closing of capital commitments in the Initial Private Offering, in connection with which we called capital and issued 333,333 shares of our common stock to investors for an aggregate purchase price of $5,000,000. The final closing of the Initial Private Offering occurred on December 1, 2017. As of March 31, 2020, in connection with the Initial Private Offering, we had total capital commitments of $275,000,000 and had issued 18,241,157 shares of our common stock to stockholders for a total purchase price of $275,000,000.

As of March 31, 2020, we had completed multiple closings under the Company’s second private offering (the “Second Private Offering”) and had accepted capital commitments of $174,423,500. As of March 31, 2020, in connection with the Second Private Offering, we have issued an aggregate of 5,018,918 shares for a total purchase price of $75,283,766. In March 2020, we issued 2,103 shares as an additional direct investment of $31,542 by Runway Growth Holdings LLC, an affiliate of RGC.

Portfolio Composition and Investment Activity

Portfolio Composition

At March 31, 2020, we had investments in 27 portfolio companies, representing 19 companies where we held loan and warrant investments, six companies where we held warrant investments only, one company where we held common stock and bonds, one company where we held common stock only, and we held one U.S. Treasury Bill. At December 31, 2019, we had investments in twenty-five portfolio companies, representing 21 companies where we held loan and warrant investments, four companies where we held warrant interest only, and held two U.S. Treasury Bills. The following table shows the fair value of our investments, by asset class, as of March 31, 2020 and December 31, 2019:

	March 31, 2020 (Unaudited)			December 31, 2019
Investments	Cost	Fair Value	Percentage of Total Portfolio	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
Common Stock	$1,670,065	$1,786,220	0.4%	$-	$-	-%
Corporate Bonds	179,819	207,713	0.1	-	-	-
Senior Secured Term Loans	332,332,594	325,900,429	79.2	358,385,089	349,570,424	74.6
Preferred Stock	18,937,450	17,031,494	4.1	250,000	437,515	0.1
Warrants	18,510,413	16,504,772	4.0	18,383,811	18,008,337	3.9
Total Portfolio Investments	371,630,341	361,430,628	87.8	377,018,900	368,016,276	78.6

U.S. Treasury Bill	50,000,667	50,001,334	12.2	99,982,765	99,965,423	21.4
Total Investments	$421,631,008	$411,431,962	100.0%	$477,001,665	$467,981,699	100.0%

Investment Activity

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments as well as repayments and sales of existing investments. For the three months ended March 31, 2020, the Company funded $69.7 million in five new portfolio companies and $13.5 million in four existing portfolio companies. The Company also received $56.6 million in loan repayments from four portfolio companies and $2.7 million in proceeds from the termination of warrants.

Portfolio Reconciliation

The following is a reconciliation of our investment portfolio, including U.S. Treasury Bills, for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020 (unaudited)	Three Months Ended March 31, 2019 (unaudited)
Beginning Investment Portfolio	$467,981,699	$304,208,317
Purchases of Investments(1)	59,227,106	34,824,119
Purchases of U.S. Treasury Bills	50,001,334	69,943,733
Amortization of Fixed Income Premiums or Accretion of Discounts	2,171,574	3,158,310
Sales or Repayments of Investments	(59,319,460)	(15,799,462)
Scheduled Principal Payments of Investments	(747,378)	(1,667,667)
Sales and Maturities of U.S. Treasury Bills	(99,986,570)	(80,000,000)
Realized Gain (Loss) on Investments	(6,717,262)	-
Net Change in Unrealized Appreciation (Depreciation) on Investments	(1,179,081)	(2,240,510)
Ending Investment Portfolio	$411,431,962	$312,426,840

(1)       Includes PIK interest.

Asset Quality

In addition to various risk management and monitoring tools, RGC uses an investment rating system to characterize and monitor the quality of our debt investment portfolio. Equity securities and Treasury Bills are not graded. This debt investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

Investment Rating	Rating Definition

1	Performing above plan and/or strong enterprise profile, value, financial performance/coverage. Maintaining full covenant and payment compliance as agreed.
2	Performing at or reasonably close to plan. Acceptable business prospects, enterprise value, financial coverage. Maintaining key covenant and payment compliance as agreed. All new loans are initially graded Category 2.
3	Performing below plan of record. Potential elements of concern over performance, trends and business outlook. Loan-to-value remains adequate. Potential key covenant non-compliance. Full payment compliance.
4	Performing materially below plan. Non-compliant with material financial covenants. Payment default/deferral could result without corrective action. Requires close monitoring. Business prospects, enterprise value and collateral coverage declining. These investments may be in workout, and there is a possibility of loss of return but no loss of principal is expected.
5	Going concern nature in question. Substantial decline in enterprise value and all coverages. Covenant and payment default imminent if not currently present. Investments are nearly always in workout. May experience partial and/or full loss.

The following table shows the investment rankings of our debt investments at fair value as of March 31, 2020 and December 31, 2019:

	As of March 31, 2020 (Unaudited)			As of December 31, 2019
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$-	-	-	$-	-	-
2	234,017,354	56.9%	10	217,278,446	46.4%	11
3	82,794,269	20.1%	8	119,109,762	25.5%	8
4	9,088,806	2.2%	1	8,870,625	1.9%	1
5	-	-	-	4,311,591	0.9%	1
	$325,900,429	79.2%	19	$349,570,424	74.7%	21

Loans and Debt Securities on Non-Accrual Status

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of March 31, 2020, we had no loans on non-accrual status. Effective April 1, 2020, we had two loans to Mojix, Inc. representing an aggregate principal funded of $11,000,000 at a fair market value of $9,088,806 on non-accrual status. As of December 31, 2019, we had two loans to Aginity, Inc. representing an aggregate principal funded of $9,000,000 at a fair market value of $4,311,589 on non-accrual status.

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

Comparison of the Three Months Ended March 31, 2020 and 2019.

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Total	Per Share(1)	Total	Per Share(1)
Investment income
Interest and dividend income	$14,391,044	$0.55	$12,088,334	$0.82
Other income	429,813	0.02	61,995	0.00
Total investment income	14,820,857	0.57	12,150,329	0.82

Operating expenses
Management fees	1,536,948	0.06	1,203,125	0.08
Incentive fees	2,315,118	0.09	1,881,369	0.13
Interest expense	164,412	0.01	155,578	0.01
Professional fees	337,813	0.01	210,248	0.02
Overhead allocation expense	184,318	0.01	199,739	0.01
Administration fees	124,311	0.00	181,574	0.01
Credit facility fees	178,729	0.01	-	-
Directors’ fees	67,750	0.00	52,000	0.00
Consulting fees	17,000	0.00	27,420	0.00
Tax expense	1,319	0.00	-	-
Insurance expense	26,438	0.00	25,071	0.00
General and administrative expenses	23,720	0.00	2,009	0.00
Other expenses	199,394	0.01	138,171	0.01
Total operating expenses	5,177,270	0.20	4,076,304	0.27

Net investment income	9,643,587	0.37	8,074,025	0.55
Realized gain (loss) on investments	(6,717,262)	(0.26)	-	-
Net change in unrealized appreciation (depreciation) on investments	(1,179,081)	(0.04)	(2,240,511)	(0.15)
Net increase (decrease) in net assets resulting from operations	$1,747,244	0.07	$5,833,514	0.40

(1)	The basic per share figures noted above are based on weighted averages of 25,887,286 and 14,751,065 shares outstanding for the three months ended March 31, 2020 and 2019, respectively.

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

Investment income for the three months ended March 31, 2020 was $14,820,857 due primarily to interest income earned on our portfolio investments. Investment income for the three months ended March 31, 2019 was $12,150,329 due primarily to interest income earned on our portfolio investments. The increase in interest income for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was a result of our deployment of capital and increased size.

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

Operating expenses for the three months ended March 31, 2020 and 2019 were $5,177,270 and $4,076,304, respectively. Operating expenses increased for the three months ended March 31, 2020 from the three months ended March 31, 2019 primarily due to increased portfolio activity, which resulted in increased management fees and incentive fees paid to RGC, professional fees, and credit facility fees. Operating expenses per share for the three months ended March 31, 2020 and 2019 were $0.20 per share and $0.27 per share, respectively.

Incentive Fees

Incentive fees for the three months ended March 31, 2020 and 2019 were $2,315,118 and $1,881,369, respectively, primarily due to the increase in investment income. $1,846,533 of the incentive fees for the three months ended March 31, 2020 were earned, payable in cash, and included in accrued incentive fees in the statement of assets and liabilities as of March 31, 2020. $468,585 of the incentive fees for the three months ended March 31, 2020 were deferred and accrued, and included in accrued incentive fees in the statement of assets and liabilities as of March 31, 2020. $1,562,821 of the incentive fees for the three months ended March 31, 2019 were earned, payable in cash, and included in accrued incentive fees in the statement of assets and liabilities as of March 31, 2019. $318,548 of the incentive fees for the three months ended March 31, 2019 were deferred and accrued, and included in accrued incentive fees in the statement of assets and liabilities as of March 31, 2020. Incentive fees related to PIK or deferred interest are accrued and payment is deferred until such interest is collected in cash. Incentive fees per share for the three months ended March 31, 2020 and March 31, 2019 were $0.09 and $0.13 per share, respectively.

Net Investment Income

Net investment income for the three months ended March 31, 2020 and 2019 was $9,643,587 and $8,074,025 respectively. Net investment income increased for the three months ended March 31, 2020 from the three months ended March 31, 2019 primarily due to interest income earned on our portfolio investments, partially offset by increased management and incentive fees and the other operating expenses discussed above. Net investment income per share for the three months ended March 31, 2020 and 2019 was $0.37 per share and $0.55 per share, respectively.

Net Realized Loss on Investment

The net realized loss on investments of $6,717,262 for the three months ended March 31, 2020 was primarily due to the loss on our senior secured loan to Aginity, Inc. There were no net realized gains or losses on investments for the three months ended March 31, 2019.

Net Change in Unrealized Depreciation on Investments

Net change in unrealized depreciation on investments of $1,179,081 for the three months ended March 31, 2020 was primarily due to decreases in the fair value of our senior secured loans to Circadence Corporation, our preferred stock in MTBC, Inc., and our warrants in RealWear, Inc. The net change in unrealized depreciation on investments of $2,240,511 for the three months ended March 31, 2019 was primarily due to a decrease in the fair value of certain warrants in our portfolio, most notably Mojix, Inc., RedSeal, Inc. and zSpace, Inc.

 The COVID-19 pandemic and its resultant impact on economic activity and capital market volatility has impacted and may continue to have impact on the fair market values of our investments. As of March 31, 2020 numerous variables used in the valuation process reflected the impact of the COVID-19 pandemic, such as market comparables, market volatility, discount rates and credit spreads; however, the dynamic nature of the COVID-19 pandemic and ability of portfolio companies to assess its impact on future performance may not be fully incorporated into our assumptions. As a result, the fair market values of our portfolio investments may be negatively impacted after March 31, 2020 by circumstances and events that are not yet known, including the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. Our valuation process carefully considers the impact of the COVID-19 pandemic related uncertainties in the various inputs utilized in the determination of the fair market value of investments.

Net Increase in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of $1,747,244 for the three months ended March 31, 2020, as compared to a net increase in net assets resulting from operations of $5,833,514 for the three months ended March 31, 2019. The net increase in net assets resulting from operations for the three months ended March 31, 2020 was primarily due to interest and other income earned from portfolio investments, offset by the net realized loss related to a senior secured loan in our portfolio to Aginity, Inc. The net increase in net assets resulting from operations for the three months ended March 31, 2019 was primarily due to interest and other income earned from our portfolio investments, partially offset by management and incentive fees, professional fees incurred and the net change in unrealized depreciation related to our warrants for preferred stock of RedSeal Inc.

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

During the three months ended March 31, 2020, cash and cash equivalents decreased to $16,814,362 from $45,799,672 as of December 31, 2019. This decrease was primarily the result of the purchase of investments in portfolio companies for $34,749,725 and U.S. Treasury Bills for $50,001,334 and repayments under our Credit Facilities for $83,000,000 and was partially offset by the sales of investments in portfolio companies.

Equity Activity

We have the authority to issue 100,000,000 shares of common stock, $0.01 par value per share.

On October 8, 2015, in connection with our initial capitalization, we issued 1,667 shares of our common stock to R. David Spreng, our President, Chief Executive Officer and Chairman of our Board of Directors, for an aggregate purchase price of $25,000. The remaining shares were issued in connection with the Initial Private Offering, the Second Private Offering, or pursuant to our dividend reinvestment plan, as follows:

Issuance Date	Shares Issued	Price Per Share	Gross Proceeds
December 22, 2016	333,333	$15.00	$5,000,000
April 19, 2017	1,000,000	15.00	15,000,000
June 26, 2017	1,666,667	15.00	25,000,000
September 12, 2017	2,666,667	15.00	40,000,000
December 22, 2017	3,000,000	15.00	45,000,000
May 31, 2018(1)	70,563	14.82	1,045,570
August 31, 2018(1)	117,582	14.92	1,754,244
September 27, 2018	1,997,337	15.02	30,000,000
November 15, 2018(1)	202,779	15.07	3,055,498
January 14, 2019	4,344,964	15.19	66,000,000
March 26, 2019(1)	326,431	15.14	4,942,168
May 21, 2019(1)	374,783	15.13	5,670,467
May 24, 2019	3,232,189	15.16	49,000,000
July 16, 2019(1)	464,986	15.13	7,035,236
August 26, 2019(1)	480,121	14.76	7,088,143
October 15, 2019	1,666,667	15.00	25,000,000
November 12, 2019(1)	43,979	14.76	649,123
December 20, 2019	3,333,333	15.00	50,000,000
December 23, 2019(1)	487,166	14.52	7,073,650
March 20, 2020(1)	575,132	14.58	8,385,423
March 31, 2020	21,021	15.00	315,308
Total	26,405,700		$397,014,830

(1)	Shares were issued as part of the dividend reinvestment plan.

Contractual Obligations

At March 31, 2020, the Company had $30,612,569 in unfunded loan commitments to provide debt financing to nine portfolio companies. The Company’s management believes that its available cash balances, availability under the Credit Agreement and/or ability to drawdown from investors provides sufficient funds to cover its unfunded commitments as of March 31, 2020.

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Reverse repurchase agreement(1)	$49,751,199	$49,751,199	$-	$-	$-
Credit facilities(2)	-	-	-	-	-
Total	$49,751,199	$49,751,199	$-	$-	$-

(1)	Reverse repurchase agreement relates to the purchase of the U.S. Treasury Bill on margin. The reverse repurchase agreement purchased was subsequently repaid in April 2020.

(2)	See “Note 10 – Credit Facilities.” to our financial statements in Part I of this Form 10-Q for more information.

Credit Facilities

On May 31, 2019, we entered into the Credit Agreement with KeyBank National Association, as administrative agent, syndication agent, and a lender, CIBC Bank USA, as documentation agent and a lender, and U.S. Bank National Association, as paying agent. The Credit Agreement provides for borrowings up to a maximum aggregate principal amount of $100 million, subject to availability under a borrowing base that is determined by the number and value of eligible loan investments in the collateral, applicable advance rates and concentration limits, and certain cash and cash equivalent holdings of the Company. The Credit Agreement has an accordion feature that allows the Company to increase the aggregate commitments up to $200 million, subject to new or existing lenders agreeing to participate in the increase and other customary conditions. Current capital markets dislocation and economic uncertainty associated with the COVID-19 pandemic may impact our ability to access the accordion features of our credit facility. Borrowings under the Credit Agreement bear interest on a per annum basis equal to a three-month adjusted LIBOR rate (with a LIBOR floor of zero), plus an applicable margin rate that varies from 3.00% to 2.50% per annum depending on utilization and other factors. During the availability period, the applicable margin rate (i) is 3.00% per annum for interest periods during which the average utilization is less than 60% and (ii) varies from 3.00% to 2.50% per annum when the average utilization equals or exceeds 60% (with 3.00% applying when the eligible loans in the collateral consist of 9 or fewer unaffiliated obligors, 2.75% applying when the eligible loans consist of between 10 and 29 unaffiliated obligors, and 2.50% applying when the eligible loans consist of 30 or more unaffiliated obligors). During the amortization period, the applicable margin rate will be 3.00%. If certain eurodollar disruption events occur, then borrowings under the Credit Agreement will bear interest on a per annum basis equal to (i) a base rate instead of LIBOR that is set at the higher of (x) the federal funds rate plus 0.50% and (y) the prime rate, plus (ii) the applicable margin rate discussed above. Interest is payable quarterly in arrears. The Company also pays unused commitment fees of 0.50% per annum on the unused lender commitments under the Credit Agreement, as well as a minimum earnings fee of 3.00% that will be payable annually in arrears, starting on May 31, 2021, on the average unused commitments below 60% of the aggregate commitments during the preceding 12-month period. The availability period under the Credit Agreement expires on May 31, 2022 and is followed by a two-year amortization period. The stated maturity date under the Credit Agreement is May 31, 2024. The Credit Agreement is secured by a perfected first priority security interest in substantially all of the Company’s assets and portfolio investments.

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

During the three months ended March 31, 2020, the Company drew down $22,000,000 on the Credit Agreement and repaid $83,000,000, of which zero remains outstanding at March 31, 2020. At March 31, 2020, interest was accruing at a rate of 4.91%. During the year ended December 31, 2019, the Company drew down $162,250,000 on the Credit Facilities and repaid $160,750,000 of which $61,000,000 remained outstanding at December 31, 2019. At December 31, 2019, interest was accruing at a rate of 5.10%. See “Note 10 – Credit Facilities” to our financial statements in Part I, Item 1 of this Form 10-Q for more information on the Credit Facilities.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Distributions

To the extent that we have funds available, we intend to make quarterly distributions to our stockholders. Our stockholder distributions, if any, will be determined by our Board of Directors. Any distribution to our stockholders will be declared out of assets legally available for distribution. We anticipate that distributions will be paid from income primarily generated by interest and dividend income earned on investments made by us. We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. During the three months ended March 31, 2020, we declared dividends in the amount of $10,324,486, of which $1,939,063, was distributed in cash and the remainder distributed in shares to stockholders pursuant to our dividend reinvestment plan. During the year ended December 31, 2019, we declared and paid dividends in the amount of $40,651,334, of which $8,192,547 was distributed in cash and the remainder distributed in shares to stockholders pursuant to our dividend reinvestment program.

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. The following table shows the dividends per share declared since our formation through March 31, 2020.

Date Declared	Record Date	Payment Date	Amount per Share
May 3, 2018	May 15, 2018	May 31, 2018	$0.15
July 26, 2018	August 15, 2018	August 31, 2018	$0.25
November 1, 2018	October 31, 2018	November 15, 2018	$0.35
March 22, 2019	March 22, 2019	March 26, 2019	$0.40
May 2, 2019	May 7, 2019	May 21, 2019	$0.45
May 2, 2019	May 31, 2019	July 16, 2019	$0.46
July 30, 2019	August 8, 2019	August 26, 2019	$0.45
September 27, 2019	September 30, 2019	November 12, 2019	$0.04
December 9, 2019	December 10, 2019	December 23, 2019	$0.40
March 5, 2020	March 6, 2020	March 20, 2020	$0.40

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

Valuation of Investments

We measure the value of our investments at fair value in accordance with ASC Topic 820, issued by the FASB. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The COVID-19 pandemic and its resultant impact on economic activity and capital market volatility has impacted and may continue to have impact on the fair market values of our investments. As a result, the fair market values of our portfolio investments may be negatively impacted after March 31, 2020 by circumstances and events that are not yet known, including the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. Our valuation process carefully considers the impact of the COVID-19 pandemic related uncertainties in the various inputs utilized in the determination of the fair market value of investments.

The Audit Committee assists our Board of Directors in valuing investments that are not publicly traded or for which current market values are not readily available. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to portfolio investments for which market quotations are not readily available, our Board of Directors, with the assistance of the Audit Committee, RGC and its senior investment team and independent valuation agents, is responsible for determining, in good faith, the fair value in accordance with the valuation policy approved by our Board of Directors. If more than one valuation method is used to measure fair value, the results are evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results. We consider a range of fair values based upon the valuation techniques utilized and select the value within that range that was most representative of fair value based on current market conditions as well as other factors RGC’s senior investment team considers relevant.

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

Fair Value

The Company’s assets measured at fair value on a recurring basis subject to the requirements of ASC Topic 820 at March 31, 2020 and December 31, 2019 were as follows:

	As of March 31, 2020 (Unaudited)
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Common Stock	$1,786,220	$-	$-	$1,786,220
Corporate Bonds	-	207,713	-	207,713
Senior Secured Term Loans	-	-	325,900,429	325,900,429
Preferred Stock	-	-	17,031,494	17,031,494
Warrants	-	-	16,504,772	16,504,772
Total Portfolio Investments	1,786,220	207,713	359,436,695	361,430,628
U.S. Treasury Bill	50,001,334	-	-	50,001,334
Total Investments	$51,787,554	$207,713	$359,436,695	$411,431,962

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Term Loans	$-	$-	$349,570,424	$349,570,424
Preferred Stock	-	-	437,515	437,515
Warrants	-	-	18,008,337	18,008,337
Total Portfolio Investments	-	-	368,016,276	368,016,276
U.S. Treasury Bill	99,965,423	-	-	99,965,423
Total Investments	$99,965,423	$-	$368,016,276	$467,981,699

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

Income Taxes

We have elected to be treated, currently qualify and intend to qualify annually, as a RIC under Subchapter M of the Code. Generally, a RIC is not subject to U.S. federal income taxes on distributed income and gains if it distributes at least 90% of its net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any, to its stockholders. So long as we qualify, and maintain our status, as a RIC, we generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. Rather, any tax liability related to income earned by us represents obligations of our investors and will not be reflected in the financial statements of the Company. We intend to make sufficient distributions to maintain our RIC tax treatment each year and we do not anticipate paying any material U.S. federal income taxes in the future.

Recent Developments

Effective April 1, 2020, the Company put two loans to Mojix, Inc., representing an aggregate principal funded of $11,000,000 at a fair market value of $9,088,806, which represents 2.51% of the portfolio as of March 31, 2020, on non-accrual status.

On April 17, 2020, the Company funded an additional $777,000 on the revolving line to Credit Sesame, Inc.

On May 1, 2020, the Company funded a $400,000 bridge loan to Mojix, Inc.

On May 7, 2020 the Company declared a dividend of $0.35 per share payable on May 21, 2020 to shareholders of record as of May 8, 2020.

We evaluated events subsequent to March 31, 2020 through May 14, 2020. On March 11, 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) as a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to the COVID-19 pandemic. The outbreak of the COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Such actions are creating disruption in global supply chains and adversely impacting a number of industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic presents material uncertainty and risks with respect to the underlying value of the Company’s portfolio companies, the Company’s business, financial condition, results of operations and cash flows, such as the potential negative impact to financing arrangements, increased costs of operations, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. The volatility and disruption to the global economy from the COVID-19 pandemic has affected, and is expected to continue to affect, the pace of our investment activity, which may have a material adverse impact on our results of operations. Such volatility and disruption have also led to the increased credit spreads in the private debt capital markets. Further, the operational and financial performance of the portfolio companies in which we make investments may be significantly impacted by the COVID-19 pandemic, which may in turn impact the valuation of our investments. As a result, the long term impacts of the COVID-19 pandemic may not yet be fully reflected in the valuation of our investments and the fair value of our portfolio investments may be further negatively impacted after March 31, 2020 by circumstances and events that are not yet known, including the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses after March 31, 2020, which could have a material adverse effect on our business, financial condition and results of operations.

Accordingly, the Company cannot predict the extent to which its financial condition and results of operations will be affected at this time. The potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We commenced investment activities in portfolio securities during the quarter ended June 30, 2017 and commenced investment activities in U.S. Treasury Bills during the quarter ended December 31, 2016.

We are subject to financial market risk, including changes in the valuations of our investment portfolio. Market risk includes risks that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The prices of securities held by us may decline in response to certain events, including those directly involving the companies we invest in; conditions affecting the general economy; overall market changes; legislative reform; local, regional, national or global political, social or economic instability; and interest rate fluctuations. Uncertainty with respect to the economic effects of the COVID-19 outbreak has introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks. For additional information concerning the COVID-19 pandemic and its potential impact on our business and our operating results, see Part II – Other Information, Item 1A. Risk Factors.

Valuation Risk

Our investments may not have a readily available market price, and we value these investments at fair value as determined in good faith by our Board of Directors in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is possible that the difference could be material. Significant economic uncertainty and market volatility associated with the COVID-19 pandemic may exaggerate the inherent difficulty in determining the fair market value of our investments.

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

We typically expect that interest rates on the investments held in our portfolio will be based on LIBOR, with many of these investments also having a LIBOR floor. As of March 31, 2020, 100.0%, or $332,332,594 (at cost), of our debt portfolio investments bore interest at variable rates, which are U.S. Prime Rate or LIBOR-based and subject to certain floors, and none of our debt portfolio investments bore interest at fixed rates. As of a policy, any interest above the cash cap, if applicable, as determined on an individual loan basis, will accrue to principal and be treated as PIK interest. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase our investment income by a maximum of $6,774,587 and decrease our investment income by a maximum of $304,722 on an annual basis.

Borrowings under the Credit Facilities bear interest, at our election at the time of drawdown, at a rate per annum equal to the LIBOR rate for the applicable interest period plus 3.00%.

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

In addition, any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved, and may be exacerbated by the COVID-19 pandemic and its impact on foreign financial markets.

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

If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, you may lose all or part of your investment. Other than as set forth below, there have been no material changes during the period ended March 31, 2020 to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 20, 2020.

We may be subject to risks associated with our investments in the consumer services industry.

Portfolio companies in the consumer services sector are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace, unpredictability in attracting new customers and difficulty in obtaining financing. Portfolio companies in the consumer services industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. If a significant number of clients of our portfolio companies in the consumer services industry, or any one client to whom a portfolio company intends to provide a significant amount of services, were to terminate services, or reduce the amount of services purchased or fail to purchase additional services or delay payment of fees, the portfolio company’s results of operations may be negatively and materially affected. If the client retention rate of any our portfolio companies declines, the portfolio company’s revenue could decline unless it is able to obtain additional clients or alternate revenue sources. Additionally, adverse economic, business, or regulatory developments affecting the consumer services sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, results of operations or financial condition.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. Any such attack could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. We face risks posed to our information systems, both internal and those provided to us by third-party service providers. We and RGC have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, may be ineffective and do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

Third parties with which we do business (including those that provide services to us) may also be sources or targets of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information and assets, as well as certain investor, counterparty, employee and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. Privacy and information security laws and regulation changes, and compliance with those changes, may also result in cost increases due to system changes and the development of new administrative processes.

The Company and its service providers are currently impacted by quarantines and similar measures being enacted by governments in response to COVID-19, which are obstructing the regular functioning of business workforces (including requiring employees to work from external locations and their homes). Accordingly, the risks described above may be heightened under current conditions.

We are currently operating in a period of capital markets disruption and economic uncertainty.

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.

If the current period of capital market disruption and instability continues for an extended period of time, there is a risk that investors in our equity securities may not receive distributions consistent with historical levels or at all or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this quarterly report or incorporated herein by reference, including the COVID-19 pandemic described above. For example, if the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories in the jurisdictions, including the United States, affected by the COVID-19 pandemic were to continue for an extended period of time it could result in reduced cash flows to us from our existing portfolio companies, which could reduce cash available for distribution to our stockholders. If we violate certain covenants under our existing or future credit facilities or other leverage, we may be limited in our ability to make distributions. If we declare a distribution and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash distribution payments. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions would generally decrease a stockholder’s basis in our common stock and may therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price.

Due to the COVID-19 pandemic or other disruptions in the economy, we may not be able to increase our dividends and may reduce or defer our dividends and choose to incur U.S. federal excise tax in order preserve cash and maintain flexibility.

As a BDC, we are not required to make any distributions to shareholders other than in connection with our election to be taxed as a RIC under subchapter M of the Code.  In order to maintain our tax treatment as a RIC, we must distribute to shareholders for each taxable year at least 90% of our investment company taxable income (i.e., net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses).  If we qualify for taxation as a RIC, we generally will not be subject to corporate-level US federal income tax on our investment company taxable income and net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we timely distribute to shareholders.  We will be subject to a 4% U.S. federal excise tax on undistributed earnings of a RIC unless we distribute each calendar year at least the sum of (i) 98.0% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax.

Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year.  In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to shareholders of record in the current year, the dividend will be treated for all US federal tax purposes as if it were paid on December 31 of the current year.  In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for corporate-level U.S. federal income tax.  Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year.  For example, we may defer distributions of income earned during 2020 until as late as December 31, 2021.  If we choose to pay a spillover dividend, we will incur the 4% U.S. federal excise tax on some or all of the distribution.

Due to the COVID-19 pandemic or other disruptions in the economy, we may take certain actions with respect to the timing and amounts of our distributions in order to preserve cash and maintain flexibility.  For example, we may not be able to increase our dividends.  In addition, we may reduce our dividends and/or defer our dividends to the following taxable year.  If we defer our dividends, we may choose to utilize the spillover dividend rules discussed above and incur the 4% U.S. federal excise tax on such amounts.  To further preserve cash, we may combine these reductions or deferrals of dividends with one or more distributions that are payable partially in our stock as discussed below under “We may choose to pay distributions in our own stock, including in connection with our dividend reinvestment plan, in which case you may be required to pay U.S. federal income taxes in excess of the cash distributions you receive.”

We may choose to pay distributions in our own stock, including in connection with our dividend reinvestment plan, in which case you may be required to pay U.S. federal income taxes in excess of the cash distributions you receive.

We may distribute taxable distributions that are payable in cash or shares of our common stock at the election of each stockholder. Under certain applicable provisions of the Code and the published guidance, distributions payable of a publicly offered RIC that are in cash or in shares of stock at the election of stockholders may be treated as taxable distributions. The Internal Revenue Service has issued a revenue procedure indicating that this rule will apply if the total amount of cash to be distributed is not less than 20% (which has been temporarily reduced to 10% for distributions declared on or after April 1, 2020, and on or before December 31, 2020) of the total distribution. Under this revenue procedure, if too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of distributions paid in stock). If we decide to make any distributions consistent with this revenue procedure that are payable in part in our stock, taxable stockholders receiving such distributions will be required to include the full amount of the distribution (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain distribution) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in stock. In addition, if a significant number of our stockholders sell shares of our common stock in order to pay U.S. federal income taxes owed on dividends, it may put downward pressure on the net asset value of our common stock.

Due to the COVID-19 pandemic and other disruptions in the economy, the risk that our investors may default on capital drawdowns may be heightened.

In connection with the offerings of our securities, we issue drawdowns on capital commitments from time to time at the discretion of RGC based upon RGC’s assessment of our needs and opportunities. To satisfy such capital drawdowns, investors may need to maintain a substantial portion of their capital commitments in assets that can be readily converted to cash. Due to the COVID-19 pandemic, investors may not have ready access to liquid assets and may not be able to satisfy our capital drawdowns on a timely basis or at all. If an investor fails to pay when due installments of its capital commitment to us, and the capital commitments made by non-defaulting investors and our borrowings are inadequate to cover the defaulted capital commitment, we may be unable to pay our obligations when due. As a result, we may be subjected to significant penalties that could materially adversely affect the returns of the investors (including non-defaulting investors), and non-defaulting investors may be subject to increased expenses and/or funding requirements. Moreover, the subscription agreements signed by our investors provide for significant adverse consequences in the event an investor defaults on its capital commitment or other payment obligations.

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

RUNWAY GROWTH CREDIT FUND INC.
Date: May 14, 2020
	By:	/s/ R. David Spreng
R. David Spreng
President, Chief Executive Officer and Chairman of the Board of Directors

Date: May 14, 2020	By:	/s/ Thomas B. Raterman
Thomas B. Raterman
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

