Form 10-Q
period 2020-06-30
Runway Growth Credit Fund Inc.
filed 2020-08-13
CIK 1653384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2020

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

The issuer had 26,936,387 shares of common stock, $0.01 par value per share, outstanding as of August 13, 2020.

RUNWAY GROWTH CREDIT FUND INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RUNWAY GROWTH CREDIT FUND INC.

Statements of Assets and Liabilities

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Investments at fair value:
Non-control/non-affiliate investments at fair value (cost of $415,190,917 and $377,018,900, respectively)	$410,489,211	$368,016,276
Investment in U.S. Treasury Bills at fair value (cost of $44,999,250 and $99,982,765, respectively)	44,998,500	99,965,423
Total investments at fair value (cost of $460,190,167 and $477,001,665, respectively)	455,487,711	467,981,699
Cash and cash equivalents	3,005,639	45,799,672
Accrued interest receivable	1,816,032	1,941,502
Other accounts receivable	439,593	403,566
Prepaid expenses	68,211	165,901
Total assets	460,817,186	516,292,340

Liabilities
Debt:
Credit facilities	25,000,000	61,000,000
Deferred credit facility fees (net of accumulated amortization of $241,151 and $129,290, respectively)	(892,045)	(978,907)
Total debt, less unamortized deferred financing costs	24,107,955	60,021,093
Deferred revenue	54,004	—
Reverse repurchase agreement	44,773,302	74,593,802
Accrued incentive fees	2,780,124	3,582,987
Due to affiliate	84,432	81,537
Interest payable	6,498	500,056
Accrued expenses and other liabilities	756,813	1,199,644
Total liabilities	72,563,128	139,979,119

Commitments and contingencies (Note 3)

Net assets
Common stock, $0.01 par value; 100,000,000 shares authorized; 26,936,387 and 25,811,214 shares issued and outstanding, respectively	269,364	258,112
Additional paid-in capital	400,544,970	384,369,854
Distributable (losses) earnings	(12,560,276)	(8,314,745)
Total net assets	$388,254,058	$376,313,221

Net asset value per share	$14.41	$14.58

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Investment income
From non-control/non-affiliate:
Interest income	$10,944,773	$15,711,234	$24,572,149	$27,585,195
Payment in-kind interest income	249,917	388,046	767,847	562,347
Other income	160,293	196,267	564,843	247,729
Interest income from U.S. Treasury Bills	527	57,628	17,096	97,700
Dividend income	438,034	—	667,204	—
Other income from non-investment sources	7,510	42,815	32,773	53,348
Total investment income	11,801,054	16,395,990	26,621,912	28,546,319

Operating expenses
Management fees	1,758,729	1,203,125	3,295,678	2,406,250
Incentive fees	905,858	2,734,626	3,220,976	4,615,995
Interest expense	23,082	92,905	187,494	248,483
Professional fees	383,360	274,255	721,174	484,503
Overhead allocation expense	161,665	217,922	345,983	417,661
Administration fee	121,369	103,291	245,680	284,865
Facility fees	199,993	—	378,722	—
Directors’ fees	60,250	51,000	128,000	103,000
Consulting fees	13,301	19,775	30,301	47,195
Tax expense	—	—	1,319	—
Insurance expense	26,438	25,072	52,875	50,143
General and administrative expenses	4,530	9,723	28,250	11,732
Other expenses	268,638	294,287	468,033	432,457
Total operating expenses	3,927,213	5,025,981	9,104,485	9,102,284
Net investment income	7,873,841	11,370,009	17,517,427	19,444,035

Realized and unrealized gain (loss) on investments
Realized gain (loss) on non-control/non-affiliate investments, including U.S. Treasury Bills	203,854	493,308	(6,513,405)	493,308
Net change in unrealized appreciation (depreciation) on non-control/non-affiliate investments, including U.S. Treasury Bills	5,496,594	(3,247,119)	4,317,510	(5,487,631)
Net realized and unrealized gain (loss) on investments	5,700,448	(2,753,811)	(2,195,895)	(4,994,323)

Net increase in net assets resulting from operations	$13,574,289	$8,616,198	$15,321,532	$14,449,712

Net increase in net assets resulting from operations per common share	$0.51	$0.55	$0.58	$0.89
Net investment income per common share	$0.30	$0.72	$0.67	$1.19
Weighted-average shares outstanding	26,645,717	15,727,990	26,266,501	16,280,773

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Statements of Changes in Net Assets

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net increase in net assets from operations
Net investment income	$7,873,841	$11,370,009	$17,517,427	$19,444,035
Realized gain (loss) on investments and U.S. Treasury Bills	203,854	493,308	(6,513,405)	493,308
Net change in unrealized appreciation (depreciation) on investments and U.S. Treasury Bills	5,496,594	(3,247,119)	4,317,510	(5,487,631)
Net increase in net assets resulting from operations	13,574,289	8,616,198	15,321,532	14,449,712

Distributions to shareholders from:
Dividends paid to shareholders	(9,242,578)	(15,971,678)	(19,567,064)	(22,132,302)
Total distributions to shareholders	(9,242,578)	(15,971,678)	(19,567,064)	(22,132,302)

Capital share transactions
Issuance of shares of common stock	—	49,000,000	315,308	115,000,000
Issuance of shares of common stock under dividend reinvestment plan	7,538,541	12,707,267	15,923,964	17,649,435
Offering costs	(7,836)	—	(52,904)	—
Net increase in net assets resulting from capital share transactions	7,530,705	61,707,267	16,186,368	132,649,435

Total increase in net assets	11,862,416	54,351	11,940,836	124,966,845
Net assets at beginning of period	376,391,642	237,984,453	376,313,221	167,369,395
Net assets at end of period	$388,254,058	$292,336,240	$388,254,057	$292,336,240

Capital share activity
Shares issued	529,020	4,072,062	1,125,173	8,743,457
Shares outstanding at beginning of period	26,407,367	15,727,990	25,811,214	11,056,595
Shares outstanding at end of period	26,936,387	19,800,052	26,936,387	19,800,052

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019
Cash flows from operating activities
Net increase in net assets resulting from operations	$15,321,532	$14,449,712
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(100,537,492)	(141,292,427)
Purchases of U.S. Treasury Bills	(94,999,834)	(155,900,303)
Payment in-kind interest	(767,847)	(562,347)
Sales or repayments of investments	60,966,345	87,061,671
Sales or maturities of U.S. Treasury Bills	149,986,014	149,977,117
Realized (gain) loss on non-control/non-affiliate investments, including U.S. Treasury Bills	6,513,405	(493,308)
Net change in unrealized (appreciation) depreciation on non-control/non-affiliate investments, including U.S. Treasury Bills	(4,317,510)	5,487,631
Amortization of fixed income premiums or accretion of discounts	(4,349,093)	(6,076,426)
Amortization of deferred credit facility fees	111,862	129,161
Changes in operating assets and liabilities:
Accrued interest receivable	125,470	(183,911)
Other accounts receivable	(36,024)	(469,605)
Prepaid expenses	97,690	(17,630)
Payable for securities purchased	—	(80,699)
Deferred revenue	54,004	(100,000)
Accrued incentive fees	(802,863)	2,341,306
Due to affiliate	2,895	(14,460)
Interest payable	(493,558)	(116,466)
Accrued expenses and other liabilities	(442,833)	86,459
Net cash provided by (used in) operating activities	26,432,163	(45,774,525)

Cash flows from financing activities
Deferred offering costs	—	(178,622)
Deferred credit facility fees	(25,000)	(1,089,128)
Borrowings under credit facilities	47,000,000	17,750,000
Repayments under credit facilities	(83,000,000)	(77,250,000)
Proceeds from reverse repurchase agreements	94,524,501	155,120,560
Repayments of reverse repurchase agreements	(124,345,001)	(149,154,143)
Dividends paid to shareholders	(3,643,100)	(2,625,584)
Offering costs	(52,904)	—
Net cash received from common stock issued	315,308	115,000,000
Net cash provided by (used in) financing activities	(69,226,196)	57,573,083

Net increase (decrease) in cash	(42,794,033)	11,798,558
Cash and cash equivalents at beginning of period	45,799,672	2,527,474
Cash and cash equivalents at end of period	$3,005,639	$14,326,032

Supplemental and non-cash financing cash flow information:
Taxes paid	$99,549	$1,400
Interest paid	681,052	304,401
Non-cash portfolio purchases	23,959,450	—
Non-cash dividend reinvestments	15,923,964	17,649,435

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited)

June 30, 2020

							% of
Portfolio			Acquisition	Principal/			Net
Companies	Sub-Industry	Investment Description(1),(5),(6),(11)	Date	Shares	Cost	Fair Value(2),(9)	Assets
Non-control/non-affiliate investments
Common Stock
Hercules Capital, Inc.	Specialty Finance	Common Stock (3)	3/19/2020	$284,627	$1,978,455	$2,980,045	0.77%
Corporate Bond
TriplePoint Venture Growth BDC Corp.	Specialty Finance	Bonds, 5.75% Interest rate, due 7/15/2022 (3)	3/23/2020	13,227	253,095	318,374	0.08
Senior Secured Term Loans(14)
Aria Systems, Inc.	Application Software	Tranche I: LIBOR+9.00%, 11.35% floor, 4.50% ETP, due 12/15/2021	6/29/2018	25,000,000	25,309,091	25,285,607	6.51
		Tranche II: LIBOR+9.00%, 11.35% floor, 4.50% ETP, due 12/15/2021	3/31/2020	2,500,000	2,514,959	2,528,561	0.65
Brilliant Earth, LLC	Internet Retail	LIBOR+8.25%, 10.40% floor, 4.50% ETP, due 4/15/2023	9/30/2019	35,000,000	34,245,748	34,029,441	8.76
Circadence Corporation	Application Software	LIBOR+9.50%, 12.00% floor, 6.50% ETP, due 12/15/2022	12/20/2018	18,000,000	15,984,353	15,645,479	4.03
CloudPay Solutions Ltd.	Human Resource & Employment Services	LIBOR+9.50%, 1.25% PIK, 11.25% floor, 3.00% ETP, due 12/15/2023 (4),(13)	6/30/2020	25,000,000	24,433,513	24,433,513	6.29
CloudPassage, Inc.	Data Processing & Outsourced Services	LIBOR+7.50%, 1.00% PIK, 10.00% floor, 2.75% ETP, due 6/13/2023 (4)	6/13/2019	7,577,027	7,406,865	7,334,042	1.89
Credit Sesame, Inc.	Specialized Consumer Services	Tranche I: LIBOR+8.35%, 10.25% floor, 2.50% ETP, due 12/15/2023	1/7/2020	35,000,000	34,368,192	33,877,426	8.73
		Tranche II: LIBOR+8.35% , 2.00% PIK on overadvance, 10.25% floor, due 5/15/2023 (4)	1/7/2020	9,427,751	9,427,751	9,125,370	2.35
Dejero Labs Inc.	System Software	LIBOR+9.25%, 11.75% floor, 4.50% ETP, due 5/31/2023	5/31/2019	11,000,000	10,925,114	10,939,451	2.82
Dtex Systems, Inc.	Application Software	LIBOR+9.15%, 11.50% floor, 5.00% ETP, due 11/15/2021	6/1/2018	7,473,782	7,679,478	7,620,375	1.96
Echo 360 Holdings, Inc.	Education Services	Tranche I: LIBOR+9.25%, 12.05% floor, 4.00% ETP, due 5/3/2023	5/3/2019	14,000,000	13,923,733	13,935,777	3.59
		Tranche II: LIBOR+9.25%, 12.05% floor, 4.00% ETP, due 5/3/2023	5/3/2019	3,000,000	3,000,839	2,986,238	0.77
INRIX, Inc.	Internet Software and Services	Tranche I: LIBOR+8.00%, 10.50% floor, 2.50% ETP, due 7/15/2023	7/26/2019	20,000,000	19,745,008	19,286,783	4.97
		Tranche II: LIBOR+8.00%, 10.50% floor, 2.50% ETP, due 7/15/2023	7/26/2019	10,000,000	9,756,212	9,643,392	2.48
Intact Vascular, Inc.	Health Care Supplies	LIBOR+9.50%, 9.97% floor, 1.75% ETP, due 6/25/2024	6/25/2020	15,000,000	14,829,522	14,829,522	3.82
Longtail Ad Solutions, Inc. (dba JW Player)	Internet Software and Services	LIBOR+8.75%, 10.75% floor, 3.00% ETP, due 6/15/2023	12/12/2019	30,000,000	29,848,597	29,902,702	7.70
Massdrop, Inc.	Computer & Electronics Retail	LIBOR+8.25% PIK, 10.65% floor, 4.00% ETP, due 1/15/2023 (4)	7/22/2019	17,660,490	17,574,953	17,261,165	4.45
Mingle Healthcare Solutions, Inc.	Health Care Technology	LIBOR+9.50%, 11.75% floor, 4.00% ETP, due 8/15/2022	8/15/2018	4,416,667	4,546,842	4,546,842	1.17

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited) — (continued)

June 30, 2020

							% of
Portfolio			Acquisition	Principal/			Net
Companies	Sub-Industry	Investment Description(1),(5),(6),(11)	Date	Shares	Cost	Fair Value(2),(9)	Assets
Non-control/non-affiliate investments (continued)
Senior Secured Term Loans(14) (continued)
Mojix, Inc.	Application Software	Tranche I: LIBOR+12.00% PIK, 12.00% Floor, 5% ETP, due 5/15/2021 (4)	5/16/2017	$6,519,240	$6,502,036	$4,885,371	2.10%
		Tranche II: LIBOR+12% PIK, 11% Floor, 5% ETP, due 05/15/2021 (4)	8/3/2017	2,173,080	2,170,069	1,628,457	—
		Tranche III: LIBOR+12% PIK, 11% Floor, 5% ETP, due 05/15/2021 (4)	7/6/2018	542,721	543,783	406,703	—
		Tranche IV: LIBOR+12% PIK, 11% Floor, 5% ETP, due 05/15/2021 (4)	9/5/2018	541,964	542,215	406,135	—
		Tranche V: LIBOR+12% PIK, 11% Floor, 5% ETP, due 05/15/2021 (4)	1/28/2019	1,079,293	1,073,081	808,798	—
		Tranche VI: LIBOR+12.00% PIK, 10.50% floor, due 9/30/20 (4)	12/18/2019	1,034,143	1,034,143	1,034,143	0.27
		Tranche VII: LIBOR+12.00% PIK, 10.50% floor, due 9/30/20 (4)	5/1/2020	400,000	400,000	400,000	0.10
3DNA Corp. (dba NationBuilder)	Application Software	Tranche I: LIBOR+9.00%, 11.50% floor, 5.50% ETP, due 4/15/2023	12/28/2018	7,000,000	7,098,140	6,926,455	1.78
		Tranche II: LIBOR+9.00%, 11.50% floor, 5.50% ETP, due 4/15/2023	6/12/2019	500,000	507,874	494,747	0.13
Ouster, Inc.	Technology Hardware, Storage & Peripherals	LIBOR+8.50%, 10.75% floor, 3.50% ETP, due 5/15/2021	11/27/2018	10,000,000	10,155,461	10,197,534	2.63
Pivot3, Inc.	Data Processing & Outsourced Services	LIBOR+8.50%, 11.00% floor, 4.00% ETP, due 11/15/2022	5/13/2019	20,000,000	20,095,655	19,229,290	4.95
Scale Computing, Inc.	System Software	LIBOR+9.25%, 11.75% floor, 6.00% ETP, due 9/15/2022	3/29/2019	15,000,000	15,060,474	15,060,474	3.88
ShareThis, Inc.	Data Processing & Outsourced Services	Tranche I: LIBOR+9.25%, 11.60% floor, 3.00% ETP, due 12/31/2022	12/3/2018	19,250,000	18,523,390	18,364,891	4.73
		Tranche II: LIBOR+9.25%, 11.60% floor, 3.00% ETP, due 12/31/2022	1/7/2019	750,000	716,348	715,515	0.18
		Tranche III: LIBOR+9.25%, 11.60% floor, 3.00% ETP, due 12/31/2022	7/24/2019	1,000,000	943,356	954,020	0.25
The Kairn Corporation	Application Software	Tranche I: LIBOR+9.50% PIK, 10.81% floor, due 12/15/2022 (4)	3/24/2020	255,404	255,404	255,404	0.07
		Tranche II: Fixed 5.00% PIK, due 3/9/2027 (4)	3/9/2020	4,054,705	4,054,705	4,054,705	1.04
Total Senior Secured Term Loans					375,196,904	369,034,328	95.05
Preferred Stock
Aria Systems, Inc.	Application Software	Series G Preferred Stock (8)	7/10/2018	289,419	250,000	451,494	0.12
MTBC, Inc.	Health Care Technology	11% Series A Cumulative Redeemable Perpetual Preferred Stock	1/8/2020	760,000	18,687,450	17,440,000	4.49
Total Preferred Stock					18,937,450	17,891,494	4.61
Warrants(8)
AllClear ID, Inc.	Specialized Consumer Services	Warrant for Common Stock, exercise price $0.01/share, expires 9/1/2027	9/1/2017	870,514	1,749,733	887,924	0.23
Aria Systems, Inc.	Application Software	Warrant for Series G Preferred Stock, exercise price $0.8638/share, expires 6/29/2028	6/29/2018	2,170,641	770,578	2,772,022	0.71

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited) — (continued)

June 30, 2020

							% of
Portfolio			Acquisition	Principal/			Net
Companies	Sub-Industry	Investment Description(1),(5),(6),(11)	Date	Shares	Cost	Fair Value(2),(9)	Assets
Non-control/non-affiliate investments (continued)
Warrants(8) (continued)
Aspen Group Inc.	Education Services	Warrant for Common Stock, exercise price $6.87/share, expires 7/25/2022	7/25/2017	224,174	$583,301	$914,000	0.24%
Brilliant Earth, LLC	Internet Retail	Warrant for Class P Units, exercise price $5.25/share, expires 9/30/2029	9/30/2019	333,333	973,000	1,000,000	0.26
Circadence Corporation	Application Software	Warrant for Series A-5 Preferred Stock, exercise price $1.08/share, expires 12/20/2028	12/20/2018	1,666,667	3,630,000	3,203,115	0.83
		Warrant for Series A-5 Preferred Stock, exercise price $1.08/share, expires 10/31/2029	10/31/2019	416,667	845,540	800,779	0.21
CloudPassage, Inc.	Data Processing & Outsourced Services	Warrant for Series D-1 Preferred Stock, exercise price $1.60/share, expires 6/13/2029	6/13/2019	210,938	273,798	224,860	0.06
CloudPay Solutions Ltd.	Human Resource & Employment Services	Warrant for Series B Preferred Stock, exercise price $66.53/share, expires 6/30/2030 (13)	6/30/2020	11,273	217,500	217,500	0.06
Credit Sesame, Inc.	Specialized Consumer Services	Warrant for Common Stock, exercise price $0.01/share, expires 1/7/2030	1/7/2020	191,601	424,800	402,413	0.10
Dejero Labs Inc.	System Software	Warrant for Common Stock, exercise price $0.01/share, expires 5/31/2029 (7)	5/31/2019	333,621	192,499	200,373	0.05
Dtex Systems, Inc.	Application Software	Warrant for Series C-Prime Preferred Stock, exercise price $0.6000/share, expires 6/1/2025	6/1/2018	500,000	59,000	272,682	0.07
		Warrant for Series C-Prime Preferred Stock, exercise price $0.6000/share, expires 7/11/2026	7/11/2019	833,333	114,719	454,470	0.12
Echo 360 Holdings, Inc.	Education Services	Warrant for Series E Preferred Stock, exercise price $1.5963/share, expires 5/3/2029	5/3/2019	1,066,767	299,762	629,630	0.16
INRIX, Inc.	Internet Software and Services	Warrant for Common Stock, exercise price $9.29/share, expires 7/26/2029	7/26/2019	150,804	522,083	480,612	0.12
Intact Vascular, Inc.	Health Care Supplies	Success fee, expires 6/25/2027 (12)	6/25/2020	N/A	97,100	97,100	0.03
Longtail Ad Solutions, Inc. (dba JW Player)	Internet Software and Services	Warrant for Common Stock, exercise price $1.49/share, expires 12/12/2029	12/12/2019	322,997	38,800	145,349	0.04
Massdrop, Inc.	Computer & Electronics Retail	Warrant for B Series Preferred Stock, exercise price $1.1938/share, expires 7/22/2019	7/22/2019	848,093	183,188	201,846	0.05
Mingle Healthcare Solutions, Inc.	Health Care Technology	Warrant for Series AA Preferred Stock, exercise price $0.24/share, expires 8/15/2028	8/15/2018	1,625,000	492,375	—	—

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited) — (continued)

June 30, 2020

							% of
Portfolio			Acquisition	Principal/			Net
Companies	Sub-Industry	Investment Description(1),(5),(6),(11)	Date	Shares	Cost	Fair Value(2),(9)	Assets
Non-control/non-affiliate investments (continued)
Warrants(8) (continued)
Mojix, Inc.	Application Software	Warrant for Common Stock, exercise price $10.64/share, expires 5/16/2027	5/16/2017	164,427	$417,645	$—	—%
		Warrant for Series 1 Preferred Stock, exercise price $0.28/share, expires 12/17/2029	12/17/2019	358,849	—	—	—
		Warrant for Series 1 Preferred Stock, exercise price $0.28/share, expires 5/30/2029	5/30/2019	358,849	21,531	—	—
		Warrant for Series 1 Preferred Stock, exercise price $0.28/share, expires 12/20/28	12/20/2018	7,176,973	806,991	—	—
MTBC, Inc.	Health Care Technology	Warrant for Common Stock, exercise price $7.50/share, expires 1/8/2022	1/8/2020	1,000,000	435,000	2,580,000	0.66
		Warrant for Common Stock, exercise price $10.00/share, expires 1/8/2023	1/8/2020	1,000,000	837,000	2,385,000	0.61
3DNA Corp. (dba NationBuilder)	Application Software	Warrant for Series C-1 Preferred Stock, exercise price $1.4643/share, expires 12/28/2028	12/28/2018	273,164	104,138	49,130	0.01
Ouster, Inc.	Technology Hardware, Storage & Peripherals	Warrant for Series B Preferred Stock, exercise price $11.3158/share, expires 11/27/2028	11/27/2018	1,805,597	103,010	151,165	0.04
Pivot3, Inc.	Data Processing & Outsourced Services	Warrant for Series D Preferred Stock, exercise price $0.59/share, expires 5/13/2029	5/13/2019	2,033,898	216,610	—	—
RealWear, Inc.	Technology Hardware, Storage & Peripherals	Warrant for Series A Preferred Stock, exercise price $4.4464/share, expires 10/5/2028	10/5/2018	112,451	135,841	—	—
		Warrant for Series A Preferred Stock, exercise price $4.4464/share, expires 12/28/2028	12/28/2018	22,491	25,248	—	—
		Warrant for Series A Preferred Stock, exercise price $6.78/share, expires 6/27/2029	6/27/2019	123,894	380,850	—	—
Scale Computing, Inc.	System Software	Warrant for Series F-1 Preferred Stock, exercise price $0.8031/share, expires 3/29/2029	3/29/2019	2,147,926	345,816	—	—
SendtoNews Video, Inc.	Advertising	Warrant for Class B Non-Voting Stock, exercise price $0.67/share, expires 6/30/2027 (3),(7)	6/30/2017	191,500	246,461	33,000	0.01
ShareThis, Inc.	Data Processing & Outsourced Services	Warrant for Series D-3 Preferred Stock, exercise price $2.4320/share, expires 12/3/2028	12/3/2018	647,615	2,162,000	2,162,000	0.56

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited) — (continued)

June 30, 2020

							% of
Portfolio			Acquisition	Principal/			Net
Companies	Sub-Industry	Investment Description(1),(5),(6),(11)	Date	Shares	Cost	Fair Value(2),(9)	Assets
Non-control/non-affiliate investments (continued)
Warrants(8) (continued)
The Kairn Corporation	Application Software	Warrant for Common Stock, exercise price $0.01/share, expires 3/9/2030	3/9/2020	81,177	$—	$—	—%
zSpace, Inc.	Technology Hardware, Storage & Peripherals	Warrant for Series E Preferred Stock, exercise price $0.90/share, expires 12/29/2027	12/29/2017	1,896,966	707,568	—	—
		Warrant for Series E Preferred Stock, exercise price $0.90/share, expires 2/11/2029	2/11/2019	2,806,830	411,528	—	—
Total Warrants					18,825,013	20,264,970	5.22
Total non-control/non-affiliate investments					415,190,917	410,489,211	105.73
U.S. Treasury		U.S. Treasury Bill, 0.50%, due 7/7/2020 (10)	6/25/2020	45,000,000	44,999,250	44,998,500	11.59
Total Investments					$460,190,167	$455,487,711	117.32%

(1)	Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates, as applicable. Unless otherwise indicated, all of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to the 3-Month London Interbank Offered Rate (“LIBOR”) or the U.S. Prime Rate. At June 30, 2020, the 3-Month LIBOR was 0.30% and the U.S. Prime Rate was 3.25%.
(2)	All investments in portfolio companies, which as of June 30, 2020 represented 105.73% of the Company’s net assets, are restricted as to resale and were valued at fair value as determined in good faith by the Company’s Board of Directors.
(3)	Investment is not a qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Non-qualifying assets represent 8.59% of total investments at fair value as of June 30, 2020. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying assets until such time as it complies with the requirements of Section 55(a) of the 1940 Act.
(4)	Represents a PIK security. PIK interest is accrued and will be paid at maturity.
(5)	All investments are valued using unobservable inputs, except Common Stock, Corporate Bonds and U.S. Treasury Bills, which are valued using observable inputs.
(6)	All investments are domiciled in the United States, unless otherwise noted.
(7)	Investment is domiciled in Canada.
(8)	Investments are non-income producing.
(9)	Investments are held at Fair Value net of the Fair Value of Unfunded Commitments. See Note 3 for additional detail.
(10)	Treasury bills with $45,000,000 in aggregate of par value were purchased pursuant to a 0.50% reverse repurchase agreement with Goldman Sachs, dated June 25, 2020, due July 2, 2020, with a repurchase price of $44,773,302 and collateralized by a 0.50% U.S. Treasury Bill due July 7, 2020 with a par value of $45,000,000 and fair value of $44,998,500.
(11)	Disclosures of end-of-term-payments (“ETP”) are one-time payments stated as a percentage of original principal amount.
(12)	Investment is a cash success fee payable on the consummation of certain trigger events.
(13)	Investment is domiciled in the United Kingdom.
(14)	The Credit Agreement (as defined in Note 10) is secured by a perfected first priority security interest in each of the Company’s senior secured term loan investments, except for the Mojix, Inc. senior secured term loans.

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited) — (continued)

June 30, 2020

The following tables show the fair value of our portfolio of investments (excluding any U.S. Treasury Bills held) by geographic region and industry as of June 30, 2020:

	June 30, 2020
	Investments at	Percentage of
Geographic Region	Fair Value	Net Assets
Western United States	$225,145,581	57.99%
Northeastern United States	84,931,318	21.88
Northwestern United States	29,410,787	7.58
United Kingdom	24,651,013	6.35
South Central United States	20,117,214	5.18
Midwestern United States	15,060,474	3.88
Canada	11,172,824	2.88
Total	$410,489,211	105.73%

	June 30, 2020
	Investments at	Percentage of
Industry	Fair Value	Net Assets
Application Software	$80,384,632	20.70%
Internet Software & Services	59,458,838	15.31
Data Processing & Outsourced Services	48,984,618	12.62
Specialized Consumer Services	44,293,133	11.41
Internet Retail	35,029,441	9.02
Healthcare Technology	26,951,842	6.94
System Software	26,200,298	6.75
Human Resource & Employment Services	24,651,013	6.35
Education Services	18,465,645	4.76
Computer & Electronics Retail	17,463,011	4.50
Healthcare Supplies	14,926,622	3.84
Technology Hardware, Storage & Peripherals	10,348,699	2.67
Specialty Finance	3,298,419	0.85
Advertising	33,000	0.01
Total	$410,489,211	105.73%

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

 Schedule of Investments

December 31, 2019

							% of
Portfolio			Acquisition	Principal/			Net
Companies	Sub-Industry	Investment Description(1),(5),(6),(11)	Date	Shares	Cost	Fair Value(2)	Assets
Non-control/non-affiliate investments
Senior Secured Term Loans
Aginity, Inc.	Application Software	Tranche I: LIBOR+10.5% PIK, 11.50% floor, 5% ETP, due 2/15/2020(4),(8),(12)	5/25/2018	$7,386,026	$7,232,349	$2,511,589	0.67%
		Tranche II: LIBOR+10.5% PIK, 11.50% floor, Extension line, due 2/15/2020(4),(8),(12)	7/25/2019	2,000,000	2,000,000	1,800,000	0.48
Aria Systems, Inc.	Application Software	LIBOR+9.0%, 11.35% floor, 4.5% ETP, due 12/15/2021	6/29/2018	25,000,000	25,016,698	24,863,442	6.61
Brilliant Earth, LLC	Internet Retail	LIBOR+8.25%, 10.40% floor, 4.5% ETP, due 4/15/2023	9/30/2019	35,000,000	33,795,605	33,795,605	8.98
CareCloud Corporation	Healthcare Technology	Prime+7.0%, 11.75% floor, 3.5% ETP, due 6/15/2022	6/19/2018	25,000,000	24,994,734	22,320,627	6.20
Circadence Corporation	Application Software	LIBOR+9.50%, 12.0% floor, 6% ETP, due 12/15/2022	12/20/2018	18,000,000	15,038,641	15,485,065	4.11
Cloud Passage, Inc.	Data Processing & Outsourced Services	LIBOR+7.50%, 1% PIK, 10.00% floor, 2.75% ETP, due 6/13/2023(4)	6/13/2019	7,538,624	7,280,486	7,280,486	1.93
Dejero Labs Inc.	Data Processing & Outsourced Services	LIBOR+9.25%, 11.75% floor, 4.5% ETP, due 5/31/2023(3),(7)	5/31/2019	11,000,000	10797612	10,797,612	2.87
Dtex Systems, Inc.	Application Software	LIBOR+10.65% PIK, 13% floor, 4.875% ETP, due 11/15/2021	6/1/2018	8,130,147	8233588	8,436,559	2.24
Echo 360 Holdings, Inc.	Education Services	Tranche I: LIBOR+9.25%, 12.05% floor, 4.0% ETP, due 5/3/2023	5/3/2019	14,000,000	13773561	11,773,561	3.66
		Tranche II: LIBOR+9.25%, 12.05% floor, 4.0% ETP, due 5/3/2023	5/3/2019	3,000,000	2,973,193	2,970,709	0.79
eSilicon Corporation	Semiconductors	Tranche I: LIBOR+10.50%, 13% floor, 5% ETP, due 7/15/2020	7/31/2017	2,916,667	3,323,305	3,442,998	0.91
		Tranche II: LIBOR+10.50%, 13% floor, 5% ETP, due 1/15/2021	2/8/2018	2,708,333	2,886,855	2,982,784	0.79
		Tranche III: LIBOR+10.50%, 13% floor, 5% ETP, due 6/15/2020	6/21/2019	10,000,000	10,177,163	11,063,021	2.94
		Tranche IV: Prime+2.75%, Revolving line, due 6/15/2020	6/21/2019	11,000,000	11,000,000	10,590,278	2.81
INRIX, Inc.	Internet Software and Services	Tranche I: LIBOR+8.0%, 10.5% floor, 2.5% ETP, due 7/15/2023	7/26/2019	20,000,000	19,600,991	19,600,991	5.21
		Tranche I: LIBOR+8.0%, 10.5% floor, 2.5% ETP, due 7/15/2023	7/26/2019	5,000,000	4,703,249	4,703,249	1.25
Longtail Ad Solutions, Inc. (dba JW Player)	Internet Software and Services	LIBOR+8.75%. 10.75% Floor, 3% ETP, due 6/15/2023	12/12/2019	25,000,000	4,703,249	24,655,194	6.55
Massdrop Inc.	Computer & Electronics Retail	LIBOR+8.25%, 10.65% floor, 4% ETP, due 1/15/2023	7/22/2019	17,500,000	24,655,194	17,220,865	4.58
MingleHealth Care Solutions, Inc.	Healthcare Technology	LIBOR+9.5%, 11.75% floor, 4% ETP, due 8/15/2022(12)	8/15/2018	6,000,000	17,220,865	5,417,339	1.44

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

 Schedule of Investments — (continued)

December 31, 2019

							% of
Portfolio			Acquisition	Principal/			Net
Companies	Sub-Industry	Investment Description(1),(5),(6),(11)	Date	Shares	Cost	Fair Value(2)	Assets
Non-control/non-affiliate investments (continued)
Senior Secured Term Loans (continued)
Mojix, Inc.	Application Software	Tranche I: LIBOR+12% PIK, 11.00% floor, 5% ETP, due 5/15/2021	5/16/2017	$6,296,833	$6,161,982	$4,726,334	1.26%
		Tranche II: LIBOR+12% PIK, 11.00% floor, 5% ETP, due 5/15/2021	8/3/2017	2,098,944	2,067,505	1,575,445	0.42
		Tranche III: LIBOR+12% PIK, 11.00% floor, 5% ETP, due 5/15/2021	7/6/2018	524,206	518,864	393,914	0.10
		Tranche IV: LIBOR+12% PIK, 11.00% floor, 5% ETP, due 5/15/2021	9/5/2018	523,474	516,902	392,469	0.10
		Tranche V: LIBOR+12% PIK, 11.00% floor, 5% ETP, due 5/15/2021	1/28/2019	1,042,472	1,020,642	782,469	0.21
		Tranche VI: LIBOR+12% PIK, 11.00% floor, due 1/31/2020	12/18/2019	1,000,000	1,000,000	1,000,000	0.27
3DNA Corp.(dba NationBuilder)	Application Software	Tranche I: LIBOR+9.00%, 11.50% floor, 5% ETP, due 4/28/2022	12/28/2018	7,000,000	7,016,888	6,942,703	1.84
		Tranche II: LIBOR+9.00%, 11.50% floor, 5% ETP, due 4/28/2022	6/12/2019	500,000	502,374	497,063	0.13
Ouster, Inc.	Technology Hardware, Storage & Peripherals	LIBOR+8.50%, 10.75% floor, 3.50% ETP, due 5/15/2021	11/27/2018	10,000,000	10,007,056	10,007,056	2.66
Pivot3, Inc.	Data Processing & Outsourced Services	LIBOR+8.50%, 11.00% floor, 4% ETP, due 11/15/2022	5/13/2019	20,000,000	19,863,175	19,728,122	5.24
RealWear, Inc.	Technology Hardware, Storage & Peripherals	LIBOR+8%, 10.35% floor, 5% ETP, due 6/28/2023	6/28/2018	25,000,000	24,653,512	24,653,512	6.55
Scale Computing, Inc.	System Software	LIBOR+9.25%, 11.75% floor, 4.5% ETP, due 9/15/2022	3/29/2019	15,000,000	14,798,210	14,418,842	3.83
ShareThis, Inc.	Data Processing & Outsourced Services	Tranche I: LIBOR+9.25%, 11.60% floor, 5% ETP, due 6/15/2022	12/3/2018	19,250,000	18,123,758	18,123,758	4.82
		Tranche II: LIBOR+9.25%, 11.60% floor, 5% ETP, due 6/15/2022	1/17/2019	750,000	699,312	699,312	0.19
		Tranche III: LIBOR+9.25%, 11.60% floor, 5% ETP, due 6/15/2022	7/24/2019	10,000,000	917,457	971,457	0.25
Total Senior Secured Term Loans					358,385,089	349,570,424	92.89
Preferred Stock(8)
Aria Systems, Inc.	Application Software	Series G Preferred Stock	7/10/2018	289,419	250,000	437,515	0.12
Warrants(8)
Aginity, Inc.	Application Software	Warrant for Series A Preferred Stock, exercise price $1.949/share, expires 5/25/2028(12)	5/25/2018	359,158	167,727	—	—
		Warrant for Series A-1 Preferred Stock, exercise price $0.01/share, expires 2/25/2029	2/25/2019	205,234	151,873	—	—

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

 Schedule of Investments — (continued)

December 31, 2019

							% of
Portfolio			Acquisition	Principal/		Fair	Net
Companies	Sub-Industry	Investment Description(1),(5),(6),(11)	Date	Shares	Cost	Value(2)	Assets
Non-control/non-affiliate investments (continued)
Warrants(8) (continued)
AllClear ID, Inc.	Specialized Consumer Services	Warrant for Common Stock, exercise price $0.01/share, expires 9/1/2027	9/1/2017	$870,514	$1,749,733	$906,205	0.24%
Aria Systems, Inc.	Application Software	Warrant for Series G Preferred Stock, exercise price $0.8638/share, expires 6/29/2028	6/29/2018	2,170,641	770,578	2,633,681	0.69
Aspen Group Inc.	Education Services	Warrant for Common Stock, exercise price $6.87/share, expires 7/25/2022	7/25/2017	224,174	583,301	631,000	0.17
Brilliant Earth, LLC	Internet Retail	Warrant for Class P Units, exercise price $5.25/share, expires 9/30/2029	9/30/2019	333,333	973,000	955,667	0.25
CareCloud Corporation	Healthcare Technology	Warrant for Series A-1 Preferred Stock, exercise price $0.8287/share, expires 6/16/2025	4/17/2019	2,262,579	394,163	—	—
Circadence Corporation	Application Software	Warrant for Series A-5 Preferred Stock, exercise price $1.08/share, expires 12/20/2028	12/20/2018	166,667	3,630,000	3,393,522	0.90
		Warrant for Series A-5 Preferred Stock, exercise price $1.08/share, expires 10/31/2029	10/31/2019	416,667	845,540	848,580	0.22
Cloud Passage, Inc.	Data Processing & Outsourced Services	Warrant for Series D-1 Preferred Stock, exercise price $1.60/share, expires 6/13/2029	6/13/2019	210,938	273,798	266,626	0.07
Dejero Labs Inc.	Data Processing & Outsourced Services	Warrant for Common Stock, exercise price $0.01/share, expires 5/31/2029(3),(7)	5/31/2019	333,621	192,499	198,664	0.05
Dtex Systems, Inc.	Application Software	Warrant for Series C-Prime Preferred Stock, exercise price $0.6000/share, expires 6/1/2025	6/1/2018	500,000	59,000	575,000	0.02
		Warrant for Series C-Prime Preferred Stock, exercise price $0.6000/share, expires 7/11/2026	7/11/2019	833,333	114,719	115,000	0.03
Echo 360 Holdings, Inc.	Education Services	Warrant for Series E Preferred Stock, exercise price $1.5963/share, expires 5/3/2029	5/3/2019	1,066,767	299,762	318,963	0.08
eSilicon Corporation	Semiconductors	Warrant for Series H Preferred Stock, exercise price $1.01/share, expires 7/31/2027	7/31/2017	1,485,149	543,564	2,249,999	0.60
		Warrant for Series H Preferred Stock, exercise price $1.01/share, expires 6/21/2029	6/21/2019	990,099	312,871	500,000	0.13
INRIX, Inc.	Internet Software and Services	Warrant for Common Stock, exercise price $9.29/share, expires 7/26/2029	7/26/2019	150,804	522,083	475,485	0.13
Longtail Ad Solutions, Inc. (dba JW Player)	Internet Software and Services	Warrant for Common Stock, exercise price $1.49/share, expires 12/12/2029	12/12/2019	332,997	38,800	38,800	0.01

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

 Schedule of Investments — (continued)

December 31, 2019

							% of
Portfolio			Acquisition	Principal/		Fair	Net
Companies	Sub-Industry	Investment Description(1),(5),(6),(11)	Date	Shares	Cost	Value(2)	Assets
Non-control/non-affiliate investments (continued)
Warrants(8) (continued)
Massdrop Inc.	Computer & Electronics Retail	Warrant for B Series Preferred Stock, exercise price $1.1938/share, expires 7/22/2019	7/22/2019	$848,093	$183,188	$190,821	0.05%
MingleHealth Care Solutions, Inc.	Healthcare Technology	Warrant for Series AA Preferred Stock, exercise price $0.24/share, expires 8/15/2028	8/15/2018	1,625,000	492,375	—	—
Mojix, Inc.	Application Software	Warrant for Common Stock exercise price $10.64/share, expires 5/16/2027	5/16/2017	164,427	417,645	—	—
		Warrant for Series 1 Preferred Stock, exercise price $0.28/share, expires 12/20/2028	12/20/2018	7,176,973	806,991	—	—
		Warrant for Series 1 Preferred Stock exercise price $0.28/share, expires 5/30/2029	5/30/2019	358,849	21,531	—	—
		Warrant for Series 1 Preferred Stock exercise price $0.28/share, expires 12/17/2029	12/17/2029	358,849	—	—	—
3DNA Corp.(dba NationBuilder)	Application Software	Warrant for Series C-1 Preferred Stock, exercise price $1.4643/share, expires 12/28/2028	12/28/2018	273,164	104,138	87,959	0.02
Ouster, Inc.	Technology Hardware, Storage & Peripherals	Warrant for Series A Preferred Stock, exercise price $11.3158/share, expires 11/27/2028	11/27/2018	53,023	103,010	134,837	0.04
Pivot3, Inc.	Data Processing & Outsourced Services	Warrant for Series D Preferred Stock, exercise price $0.59/share, expires 5/13/2029	5/13/2029	2,033,898	216,610	141,966	0.04
RealWear, Inc.	Technology Hardware, Storage & Peripherals	Warrant for Series A Preferred Stock, exercise price $4.4464/share, expires 10/5/2028	10/5/2018	112,451	135,841	393,129	0.10
		Warrant for Series A Preferred Stock, exercise price $4.4464/share, expires 12/28/2028	12/28/2018	22,491	25,248	78,628	0.02
		Warrant Series A Preferred Stock, exercise price $6.78/share, expires 6/27/2029	6/27/2019	123,894	380,850	336,372	0.09
Scale Computing, Inc.	System Software	Warrant for Series F-1 Preferred Stock, exercise price $0.8031/share, expires 3/29/2029	3/29/2019	2,147,926	345,816	317,893	0.08
SendtoNews Video, Inc.	Advertising	Warrant for Class B Non-Voting Stock, exercise price $0.67/share, expires 6/30/2027(3),(7)	6/30/2017	191,500	246,461	58,000	0.02
ShareThis Inc.	Data Processing & Outsourced Services	Warrant for Series D-3 Preferred Stock, exercise price $2.4320/share, expires 12/3/2028	12/3/2018	647,615	2,162,000	2,162,000	0.57

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

 Schedule of Investments — (continued)

December 31, 2019

							% of
Portfolio			Acquisition	Principal/		Fair	Net
Companies	Sub-Industry	Investment Description(1),(5),(6),(11)	Date	Shares	Cost	Value(2)	Assets
Non-control/non-affiliate investments (continued)
Warrants(8) (continued)
zSpace, Inc.	Technology Hardware, Storage & Peripherals	Warrant for Series E Preferred Stock, exercise price $0.90/share, expires 12/29/2027	12/29/2017	$1,896,966	$707,568	$208,595	0.07%
		Warrant for Series E Preferred Stock, exercise price $0.90/share, expires 2/11/2029	2/11/2019	$2,806,830	411,528	308,645	0.07
Total Warrants					18,383,811	18,008,337	4.78
Total non-control/non-affiliate investments					377,018,900	368,016,276	97.67
U.S. Treasury		U.S. Treasury Bill, 1.33%, due 1/7/2020(10)			74,983,437	74,966,770	19.92
		U.S. Treasury Bill, 0.97%, due 1/2/2020			24,999,328	24,998,653	6.64
Total U.S. Treasury					99,982,765	99,965,423	26.56
Total Investments					$477,001,665	$467,981,699	124.36%

(1)	Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates, as applicable. Unless otherwise indicated, all of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to the 3-Month London Interbank Offered Rate (“LIBOR”) or the U.S. Prime Rate. At December 31, 2019, the 3-Month LIBOR was 1.91% and the U.S. Prime Rate was 4.75%.
(2)	All investments in portfolio companies, which as of December 31, 2019 represented 97.80% of the Company’s net assets, are restricted as to resale and were valued at fair value as determined in good faith by the Company’s Board of Directors.
(3)	Investment is not a qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 4.25% of total investments at fair value as of December 31, 2019. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying assets until such time as it complies with the requirements of Section 55(a).
(4)	Represents a PIK security. PIK interest will be accrued and paid at maturity.
(5)	All investments are valued using unobservable inputs, except the U.S. Treasury Bills which are valued using observable inputs.
(6)	All investments are domiciled in the United States, unless otherwise noted.
(7)	Investment is domiciled in Canada.
(8)	Investments are non-income producing.
(9)	Investments are held at Fair Value net of the Fair Value of Unfunded Commitments. See Note 3 for additional detail.
(10)	Treasury bills with $75,000,000 in aggregate of par value were purchased pursuant to a 5.00% reverse repurchase agreement with Goldman Sachs, dated December 27, 2019, due January 3, 2020, with a repurchase price of $75,000,000 and collateralized by a 1.45% U.S. Treasury Bill due January 7, 2020 with a par value of $75,000,000 and fair value of $74,966,771.
(11)	Disclosures of end-of-term-payments (“ETP”) are one-time payments stated as a percentage of original principal amount.
(12)	In the occurrence of a sale by the borrower, Aginity, Inc. will satisfy the repayment of the Extension line first from the proceeds available to the Company.

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

 Schedule of Investments — (continued)

December 31, 2019

The following tables show the fair value of our portfolio of investments (excluding any U.S. Treasury Bills held) by geographic region and industry as of December 31, 2019:

	December 31, 2019
	Investments at	Percentage of
Geographic Region	Fair Value	Net Assets
Western United States	$226,473,356	60.19%
Northwestern United States	50,241,366	13.35
Southeastern United States	23,320,627	6.20
South Central United States	20,776,293	5.52
Midwestern United States	19,048,324	5.06
Northeastern United States	17,102,034	4.54
Canada	11,054,276	2.94
Total	$368,016,276	97.80%

	December 31, 2019
	Investments at	Percentage of
Industry	Fair Value	Net Assets
Application Software	$101,674,597	27.02%
Data Processing & Outsourced Services	60,316,003	16.03
Technology Hardware, Storage & Peripherals	36,120,776	9.60
Internet Retail	34,751,272	9.23
Semiconductors	30,829,079	8.19
Healthcare Technology	28,737,966	7.64
Internet Software & Services	24,779,724	6.58
Education Services	17,694,233	4.70
Computer & Electronics Retail	17,411,686	4.63
System Software	14,736,735	3.92
Specialized Consumer Services	906,205	0.24
Advertising	58,000	0.02
Total	$368,016,276	97.80%

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

In October 2015, in connection with the Company’s formation, the Company issued and sold 1,667 shares of common stock to R. David Spreng, the President and Chief Executive Officer of the Company and Chairman of the Company’s Board of Directors, for an aggregate purchase price of $25,000. The sale of shares of common stock was approved by the unanimous consent of the Company’s sole director at the time. In December 2016, the Company completed the initial closing of capital commitments in its first private offering of shares of common stock to investors (the “Initial Private Offering”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), and other applicable securities laws. The final closing of the Initial Private Offering occurred on December 1, 2017. As of June 30, 2020, in connection with the Initial Private Offering, the Company had total capital commitments of $275,000,000 and had issued 18,241,157 shares of its common stock for a total purchase price of $275,000,000. The Company has issued an additional 3,672,543 shares as part of the dividend reinvestment program. Refer to Note 6 for further detail.

As of June 30, 2020, the Company had completed multiple closings under its second private offering (the “Second Private Offering”) and had accepted aggregate capital commitments of $174,523,500. The Company has issued 5,018,918 shares of its common stock for a total purchase price of $75,283,766 in connection with the Second Private Offering. In March 2020, the Company issued 2,103 shares as an additional direct investment by Runway Growth Holdings LLC, an affiliate of RGC, at a per-share price of $15.00 for total proceeds of $31,542.

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

In the opinion of management, all adjustments, all of which were of a normal recurring nature, considered necessary for the fair presentation of financial statements for the interim period have been included. The results of operations for the current interim period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2020, including the impact of the recent novel strain of coronavirus (“COVID-19”) pandemic thereon. The interim unaudited financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 19, 2020.

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

Deferred Credit Facility Fees

The fees and expenses associated with opening the KeyBank loan facilities or Credit Agreement (each as defined below in Note 10) are being deferred and amortized as part of interest expense using the effective interest method over the term of the Credit Agreement in accordance with ASC 470, Debt. Debt issuance costs associated with the Credit Agreement are classified as a direct reduction of the carrying amount of borrowings with the Credit Agreement, unless there are no outstanding borrowings, in which case the debt issuance costs are presented as an asset.

The fees and expenses associated with opening the CIBC USA Credit Facilities (as defined below in Note 10) are being deferred and amortized as part of interest expense using the effective interest method over the term of the Credit Facilities in accordance with ASC 470, Debt. Debt issuance costs associated with the Credit Agreement are classified as a direct reduction of the carrying amount of borrowings with the Credit Agreement, unless there are no outstanding borrowings, in which case the debt issuance costs are presented as an asset.

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

Pursuant to a reverse repurchase agreement with Goldman Sachs, which expired on July 2, 2020, the Company purchased a U.S. Treasury Bill, due July 7, 2020. The fair value of the related collateral that the Company received for this agreement was $44,998,500 at June 30, 2020. Pursuant to a reverse repurchase agreement with Goldman Sachs which expired on January 3, 2020, the Company purchased a U.S. Treasury Bill, due January 7, 2020. The value of the related collateral that the Company received for this agreement was $74,966,771 at December 31, 2019. At June 30, 2020 and

December 31, 2019, the repurchase liability is $44,773,302 and $74,593,802, respectively, which is reflected as Reverse repurchase agreement on the Statement of Assets and Liabilities.

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

Dividends are recorded on the applicable ex-dividend date. Interest income, if any, adjusted for amortization of market premium and accretion of market discount, is recorded on an accrual basis to the extent that the Company expects to collect such amounts. Original issue discount, principally representing the estimated fair value of detachable equity, warrants or contractual success fees obtained in conjunction with the Company’s debt investments, loan origination fees, end of term payments, and market discount or premium are capitalized and accreted or amortized into interest income over the life of the respective security using the effective interest method. Loan origination fees received in connection with the closing of investments are reported as unearned income, which is included as amortized cost of the investment; the unearned income from such fees is accreted into interest income over the contractual life of the loan based on the effective interest method. Upon prepayment of a loan or debt security, any prepayment penalties, unamortized loan origination fees, end-of-term payments, and unamortized market discounts are recorded as interest income.

The Company currently holds, and expects to hold in the future, some investments in its portfolio that contain payment-in-kind (“PIK”) interest provisions. PIK interest is computed at the contractual rate specified in each loan agreement and is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount of income the Company is required to distribute to stockholders to maintain its qualification as a RIC for U.S. federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing cash interest, PIK interest, and dividend income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or through a restructuring such that the interest and dividend income is deemed to be collectible. As of June 30, 2020, and December 31, 2019, the Company has not written off any accrued and uncollected PIK interest and dividends. As of June 30, 2020, the Company had one loan on non-accrual status with total interest of $549,984 that would have been accrued into income. Had the loan not been on non-accrual status, $396,371 would be payable, and $153,613 would constitute original issue discount. For the three and six months ended June 30, 2020, approximately 2.1% and 2.9%, respectively, of the Company’s total investment income was attributable to non-cash PIK interest and dividend income. For the three and six months ended June 30, 2019, approximately 2.4% and 2.0%, respectively, of the Company’s total investment income was attributable to non-cash PIK interest and dividend income.

Valuation of Investments

The Company measures the value of its investments at fair value in accordance with ASC Topic 820, Fair Value Measurements and Disclosure (“ASC Topic 820”), issued by the FASB. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The COVID-19 pandemic and its resultant impact on economic activity and capital market volatility has impacted and may continue to have an impact on the fair market values of our portfolio investments. As a result, the fair market values of our portfolio investments may be negatively impacted after June 30, 2020 by circumstances and events that are not yet known, including the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. Our valuation process carefully considers the impact of COVID-19-related uncertainties in the various inputs utilized in the determination of the fair market value of our portfolio investments.

The audit committee of the Company’s Board of Directors (the “Audit Committee”) assists the Board of Directors in valuing investments that are not publicly traded or for which current market values are not readily available. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to portfolio investments for which market quotations are not readily available, the Company’s Board of Directors, with the assistance of the Audit Committee, RGC and its senior investment team and independent valuation agents, is responsible for determining, in good faith, the fair value of such investments in accordance with the valuation policy approved by the Board of Directors. If more than one valuation method is used to measure fair value, the results are evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results. The Company considers a range of fair values based upon the valuation techniques utilized and selects the value within that range that was most representative of fair value based on current market conditions as well as other factors RGC’s senior investment team considers relevant.

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

ASC Topic 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. ASC Topic 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation. In accordance with ASC Topic 820, these inputs are summarized in the three levels listed below:

●	Level 1—Valuations are based on quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.
●	Level 2—Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly and model-based valuation techniques for which all significant inputs are observable.
●	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models incorporating significant unobservable inputs, such as discounted cash flow models and other similar valuations techniques. The valuation of Level 3 assets and liabilities generally requires significant management judgment due to the inability to observe inputs to valuation.

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

With respect to investments for which market quotations are not readily available, the Company undertakes a multi-step valuation process each quarter, as described below:

●	The quarterly valuation process begins with each portfolio company investment being initially valued by RGC’s investment professionals that are responsible for the portfolio investment;
●	Preliminary valuation conclusions are then documented and discussed with RGC’s senior investment team;
●	At least once annually, the valuation for each portfolio investment is reviewed by one or more independent valuation firms. Certain investments, however, may not be evaluated by the applicable independent valuation firm if the net asset value and other aspects of such investments in the aggregate do not exceed certain thresholds;
●	The Audit Committee then reviews these preliminary valuations from RGC and the applicable independent valuation firm, if any, and makes a recommendation to the Company’s Board of Directors regarding such valuations; and
●	The Company’s Board of Directors reviews the recommended preliminary valuations and determines the fair value of each investment in the Company’s portfolio, in good faith, based on the input of RGC, the independent valuation firm and the Audit Committee.

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

Investment Valuation Techniques

Debt Investments: To determine the fair value of the Company’s debt investments, the Company compares the cost basis of the debt investment, which includes original issue discount, if any, to the resulting fair value determined using a discounted cash flow model, unless another model is more appropriate based on the circumstances at the measurement date. The discounted cash flow approach entails analyzing the interest rate spreads for recently completed financing transactions that are similar in nature to the Company’s investments, in order to determine a comparable range of effective market interest rates for its investments. The range of interest rate spreads utilized is based on borrowers with similar credit profiles. All remaining expected cash flows of the investment are discounted using this range of interest rates to determine a range of fair values for the debt investment.

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

Warrants: Fair value of warrants is primarily determined using a Black Scholes option-pricing model. Privately held warrants and equity-related securities are valued based on an analysis of various factors including, but not limited to, the following:

●	Underlying enterprise value of the issuer is estimated based on information available, including any information regarding the most recent rounds of issuer funding. Valuation techniques to determine enterprise value include market multiple approaches, income approaches or approaches that utilize recent rounds of financing and the portfolio company’s capital structure to determine enterprise value. Valuation techniques are also utilized to allocate the enterprise fair value of a portfolio company to the specific class of common or preferred stock exercisable in the warrant. Such techniques take into account the rights and preferences of the portfolio company’s securities, expected exit scenarios, and volatility associated with such outcomes to allocate the fair value to the specific class of stock held in the portfolio. Such techniques include Option Pricing Models, or “OPM,” including back-solve techniques, Probability Weighted Expected Return Models, or “PWERM,” and other techniques as determined to be appropriate.
●	Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on comparable publicly traded companies within indices similar in nature to the underlying company issuing the warrant. Significant increases (decreases) in this unobservable input could result in a significantly lower (higher) fair value, but a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase or decrease in this unobservable input.
●	The risk-free interest rates are derived from the U.S. Treasury yield curve. The risk-free interest rates are calculated based on a weighted average of the risk-free interest rates that correspond closest to the expected remaining life of the warrant. Significant increases (decreases) in this unobservable input could result in a significantly higher (lower) fair value, but a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase or decrease in this unobservable input.
●	Other adjustments, including a marketability discount on private company warrants, are estimated based on judgment about the general industry environment. Significant increases (decreases) in this unobservable input could result in a significantly lower (higher) fair value, but a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase or decrease in this unobservable input.
●	Historical portfolio experience on cancellations and exercises of warrants are utilized as the basis for determining the estimated life of the warrants in each financial reporting period. Warrants may be exercised in the event of acquisitions, mergers or initial public offerings, and cancelled due to events such as bankruptcies, restructuring activities or additional financings. These events cause the expected remaining life assumption to be shorter than the contractual term of the warrants. Significant increases (decreases) in this unobservable input could result in a significantly higher (lower) fair value, but a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase or decrease in this unobservable input.

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

Investment Classification

The Company is a non-diversified company within the meaning of the 1940 Act. The Company classifies its investments by level of control. As defined in the 1940 Act, control investments are those where the investor has the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual possesses, or has the right to acquire within 60 days or less, beneficial ownership of more than 25.0% of the voting securities of a company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through the possession outright, or via the right to acquire within 60 days or less, beneficial ownership of 5.0% or more of the outstanding voting securities of a company.

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

If the Company does not distribute (or is not deemed to have distributed) each calendar year the sum of (1) at least 98% of its net ordinary income (not taking into account any capital gains or losses) for each calendar year, (2) at least 98.2% of the amount by which the Company’s capital gains exceed its capital losses (adjusted for certain ordinary losses) for a one-year period generally ending on October 31 in that calendar year (unless the Company makes an election to use its taxable year) and (3) any net ordinary income and net capital gain recognized in preceding years on which the Company paid no U.S. federal income tax (the “Minimum Distribution Amount”), the Company will generally be required to pay a nondeductible U.S. federal excise tax equal to 4% of the amount by which the Minimum Distribution Amount exceeds the distributions for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes, if any, on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective U.S. federal excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income.

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

Per Share Information

Basic and diluted earnings per common share is calculated using the weighted-average number of common shares outstanding for the period presented. For the three and six months ended June 30, 2020 and 2019, basic and diluted earnings per share of common stock were the same because there were no potentially dilutive securities outstanding. Per share data is based on the weighted-average shares outstanding.

Distributions

The Company generally intends to distribute, out of assets legally available for distribution, substantially all of its available earnings, on a quarterly basis, subject to the discretion of the Board of Directors. For the three and six months ended June 30, 2020, the Company declared dividends in the amount of $9,242,578 and $19,567,064, respectively, of which $1,704,037 and $3,643,100, respectively, was distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s dividend reinvestment plan. For the three and six months ended June 30, 2019, the Company declared dividends in the amount of $15,971,678 and $22,132,302, respectively, of which $3,264,411 and $4,482,867, respectively, was distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s dividend reinvestment plan. Of the distributions for the three and six months ended June 30, 2019, $7,077,595 and $13,328,219, respectively, was paid as of June 30, 2019, of which $1,407,128 and $2,625,584, respectively, was cash distributed and the remainder distributed in shares to stockholders pursuant to the Company’s dividend reinvestment plan. The remainder of the distributions declared during the three months ended June 30, 2019 was paid on July 16, 2019 in the amount of $1,857,283 in cash and $7,036,800 in common stock.

Organization and Offering Costs

Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services and other fees pertaining to the Company’s organization, all of which are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s private placement memorandum and other offering documents, including travel-related expenses related to the Initial Private Offering. Pursuant to the investment advisory agreement between the Company and RGC, as subsequently amended and restated (the “Amended Advisory Agreement”), the Company and RGC agreed that organization and offering costs incurred in connection with the Initial Private Offering would be borne by the Company up to a maximum amount of $1,000,000, provided that the amount of such costs in excess of $1,000,000 would be paid by RGC. As of December 31, 2016, the Company had already incurred the maximum amount of $1,000,000 in organization and offering costs incurred in connection with the Initial Private Offering. As a result, for the quarter ended June 30, 2020, the Company did not incur any organization or offering expenses in connection with the Initial Private Offering.

Offering costs related to new or follow-on offerings were accumulated and charged to additional paid in capital at the time of closing beginning in 2019. These offering costs are subject to a cap of $600,000, excluding placement agent fees which have no cap, and of which the Company will bear the cost. As of June 30, 2020 and December 31, 2019, respectively, the Company had accumulated and recorded $562,932 and $510,027 of deferred offering costs. As of June 30, 2020 and December 31, 2019, respectively, $123,009 and $123,009 in placement agent fees had been incurred. Under the terms of the Second Private Offering, offering costs in excess of $600,000, excluding placement agent fees, will be reimbursed by RGC.

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

In March 2020, the FASB issued ASU 2020-04 Reference Rate Reform (Topic 848) - Facilitation of the effects of reference rate reform on financial reporting. The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to certain contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform and became effective upon issuance for all entities. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and also with certain lenders. These agreements include language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. Such contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The new guidance is effective as of March 12, 2020 through December 21, 2022. The Company is currently evaluating its effective date for adoption and the impact the adoption of this new accounting standard will have on its financial statements, however the impact of the adoption is not expected to be material.

Note 3 – Commitments and Contingencies

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time.

At June 30, 2020, the Company had $45,835,569 in unfunded loan commitments to provide debt financing to its portfolio companies. The balance of unfunded commitments to extend financing as of June 30, 2020 was as follows:

Portfolio Company	Investment Type	June 30, 2020
Brilliant Earth, LLC	Senior Secured Term Loan	$5,000,000
CloudPassage, Inc.	Senior Secured Term Loan	2,500,000
CloudPay Solutions Ltd.	Senior Secured Term Loan	5,000,000
Credit Sesame, Inc.	Revolving Line	585,569
Dtex Systems, Inc.	Senior Secured Term Loan	7,000,000
INRIX, Inc.	Senior Secured Term Loan	3,000,000
Intact Vascular, Inc.	Senior Secured Term Loan	15,000,000
Massdrop, Inc.	Senior Secured Term Loan	5,000,000
ShareThis, Inc.	Senior Secured Term Loan	2,000,000
The Kairn Corporation	Senior Secured Term Loan	750,000
Total unused commitments to extend financing		$45,835,569

As of the date hereof, the amount of unfunded commitments that the Company’s  portfolio companies are eligible to borrow under terms of the applicable loan and security agreements equals $19,100,000.

At December 31, 2019, the Company had $40,000,000 in unfunded loan commitments to provide debt financing to its portfolio companies.

The Company’s management believes that its available cash balances, availability under the Credit Agreement and/or ability to drawdown capital from investors provides sufficient funds to cover its unfunded commitments as of June 30, 2020. The Company has evaluated the expected net future cash flows related to unfunded commitments and determined the fair value to be zero as of June 30, 2020 and December 31, 2019.

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

Note 4 – Concentration of Credit Risk

In the normal course of business, the Company maintains its cash balances in financial institutions, which at times may exceed federally insured limits. The Company is subject to credit risk to the extent that any financial institution with which it conducts business is unable to fulfill contractual obligations on its behalf. The Company’s management monitors the financial condition of those financial institutions and does not currently anticipate any losses from these counterparties.

Note 5 – Net Increase in Net Assets Resulting from Operations per Common Share

The following information sets forth the computation of basic income per common share for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Net increase in net assets resulting from operations	$13,574,289	$8,616,198	$15,321,532	$14,449,729
Weighted-average shares outstanding for the period
Basic	26,645,717	15,727,990	26,266,501	16,280,773
Diluted	26,645,717	15,727,990	26,266,501	16,280,773
Per Share Data(1):
Basic and diluted income per common share
Basic	$0.51	$0.55	$0.58	$0.89
Diluted	$0.51	$0.55	$0.58	$0.89

(1)	Per share data is based on average weighted shares outstanding.

Note 6 – Net Assets

The Company has the authority to issue 100,000,000 shares of common stock, $0.01 par value per share. The shares of common stock issued, the price per share and the proceeds raised, since inception, are detailed in the following table:

	Shares	Price Per
Issuance Date	Issued	Share	Gross Proceeds
October 8, 2015	1,667	$15.00	$25,000
December 22, 2016	333,333	15.00	5,000,000
April 19, 2017	1,000,000	15.00	15,000,000
June 26, 2017	1,666,667	15.00	25,000,000
September 12, 2017	2,666,667	15.00	40,000,000
December 22, 2017	3,000,000	15.00	45,000,000
May 31, 2018(1)	70,563	14.82	1,045,570
August 31, 2018(1)	117,582	14.92	1,754,244
September 27, 2018	1,997,337	15.02	30,000,000
November 15, 2018(1)	202,779	15.07	3,055,498
January 14, 2019	4,344,964	15.19	66,000,000
March 26, 2019(1)	326,431	15.14	4,942,168
May 21, 2019(1)	374,783	15.13	5,670,467
May 24, 2019	3,232,189	15.16	49,000,000
July 16, 2019(1)	464,986	15.13	7,035,236
August 26, 2019(1)	480,121	14.76	7,088,143
October 15, 2019	1,666,667	15.00	25,000,000
November 12, 2019(1)	43,979	14.76	649,123
December 20, 2019	3,333,333	15.00	50,000,000
December 23, 2019(1)	487,166	14.52	7,073,650
March 20, 2020(1)	575,132	14.58	8,385,423
March 31, 2020	21,021	15.00	315,308
May 21, 2020(1)	529,020	14.25	7,538,541
Total	26,936,387		$404,578,371

(1)	Shares were issued as part of the dividend reinvestment plan.

At June 30, 2020 and December 31, 2019, the Company had total commitments of $275,000,000 under the Company’s Initial Private Offering, all of which had been drawn as of June 30, 2020 and December 31, 2019. Between June 14, 2019 and June 30, 2020, the Company accepted $174,523,500 in capital commitments under its Second Private Offering. As of June 30, 2020 and December 31, 2019, respectively, $75,283,766 and $75,000,000 of capital commitments under the Second Private Offering had been drawn. In March 2020, the Company issued 2,103 shares as an additional direct investment of $15.00 per share for total proceeds of $31,542 by Runway Growth Holdings LLC, an affiliate of RGC.

Capital commitments may be drawn down from investors by the Company on a pro rata basis, as needed, upon not less than ten (10) days’ prior written notice for the purposes of funding the Company’s investments (including follow-on investments), paying the Company’s expenses, including fees under the Amended Advisory Agreement, by and between the Company and RGC, and/or maintaining a reserve account for the payment of future expenses or liabilities.

Note 7 – Related Party Agreements and Transactions

Amended and Restated Advisory Agreement

On November 29, 2016, the Company’s Board of Directors approved an investment advisory agreement between RGC and the Company, under which RGC, subject to the overall supervision of the Board of Directors, manages the day-to-day operations of and provides investment advisory services to the Company. On August 3, 2017, the Board of Directors

approved the Amended Advisory Agreement and recommended that the Company’s stockholders approve the Amended Advisory Agreement. The Amended Advisory Agreement became effective on September 12, 2017 upon approval by the stockholders at a special meeting of stockholders of the Company and was most recently renewed by the Company’s Board of Directors at a virtual meeting on August 5, 2020. In reliance upon certain exemptive relief granted by the SEC in connection with the global COVID-19 pandemic, the Board of Directors undertook to ratify the Amended Advisory Agreement at its next in-person meeting. Under the terms of the Amended Advisory Agreement, RGC:

●	determines the composition of the Company’s portfolio, the nature and timing of the changes to the portfolio and the manner of implementing such changes;
●	identifies, evaluates and negotiates the structure of the investments the Company makes;
●	executes, closes and monitors the investments the Company makes;
●	determines the securities and other assets that the Company will purchase, retain or sell;
●	performs due diligence on prospective investments; and
●	provides the Company with other such investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its funds.

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

RGC earned base management fees of $1,758,729 and $3,295,678 for the three and six months ended June 30, 2020, respectively and $1,203,125 and $2,406,250 for the three and six months ended June 30, 2019, respectively.

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

RGC earned incentive fees of $905,858 and $3,220,976, respectively, for the three and six months ended June 30, 2020; $686,221 and $3,018,748, respectively, of the incentive fees for the three and six months ended June 30, 2020 were earned, payable in cash, and $219,637 and $202,228, respectively, of the incentive fees for the three and six months ended June 30, 2020 were accrued and generated from deferred interest (i.e., PIK interest and certain discount accretion) and are only payable pending receipt of cash by the Company. RGC earned incentive fees of $2,734,626 and $4,615,995, respectively, for the three and six months ended June 30, 2019; $2,442,435 and  $4,005,256, respectively, of the incentive fees for the three and six months ended June 30, 2019 were earned, payable in cash, and $292,191 and $610,739, respectively, of the incentive fees for the three and six months ended June 30, 2019 were accrued and deferred (i.e., PIK interest and certain discount accretion) and are only payable pending receipt of cash by the Company.

The capital gains incentive fee consists of fees related to realized gains, realized capital losses and unrealized capital depreciation. With respect to the incentive fee expense accrual related to the capital gains incentive fee, U.S. GAAP requires that the capital gains invective fee accrual consider the cumulative aggregate unrealized appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized appreciation were realized even though such unrealized appreciation is not permitted to be considered in calculating the fee actually payable under the Amended Advisory Agreement. As of each of June 30, 2020 and December 31, 2019, there was no capital gains incentive fee accrued, earned or payable to RGC under the Amended Advisory Agreement.

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

The Company reimbursed the Administrator $144,206 and $306,329 during the three and six months ended June 30, 2020, respectively. As of June 30, 2020, the Company had accrued a payable to the Administrator of $84,432. Of the total amount reimbursed and accrued during the three and six months ended June 30, 2020, $141,901 and $274,694, respectively, was related to overhead allocation expense. As of June 30, 2019, the Company accrued a payable to the Administrator of $127,310. Of the total amount reimbursed and accrued during the three and six months ended June 30, 2019, $175,725 and $359,776, respectively, was related to overhead allocation expense. The Company reimbursed the Administrator $1,168,188 during the year ended December 31, 2019 and the Company had accrued a net payable to the Administrator of $81,537 as of December 31, 2019. Administration fees, which include fees payable by the Administrator to third-party service providers who provide additional administration services for the Company were $121,369 and $245,680 for the three and six months ended June 30, 2020, respectively. Administration fees, which include fees payable by the Administrator to third-party service providers who provide additional administration services for the Company were $103,291 and $284,865 for the three and six months ended June 30, 2019, respectively.

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

In connection with the OCM Commitment, the Company entered into a stockholder agreement, dated December 15, 2016, with OCM, pursuant to which OCM has a right to nominate a member of the Company’s Board of Directors for election. Brian Laibow was appointed to the Company’s Board of Directors as OCM’s representative. OCM also holds an interest in RGC and has the right to appoint a member of RGC’s board of managers and a member of RGC’s investment committee. Brian Laibow is OCM’s appointee to RGC’s board of managers and investment committee.

Note 8 – Fair Value Measurements

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820. See Note 2 for discussion of the Company’s valuation policies.

The following tables present information about the Company’s assets measured at fair value as of June 30, 2020 and December 31, 2019, respectively:

	As of June 30, 2020 (Unaudited)
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Common Stock	$2,980,045	$—	$—	$2,980,045
Corporate Bonds	—	318,374	—	318,374
Senior Secured Term Loans	—	—	369,034,328	369,034,328
Preferred Stock	—	—	17,891,494	17,891,494
Warrants	—	—	20,264,970	20,264,970
Total Portfolio Investments	2,980,045	318,374	407,190,792	410,489,211
U.S. Treasury Bill	44,998,500	—	—	44,998,500
Total Investments	$47,978,545	$318,374	$407,190,792	$455,487,711

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Term Loans	$—	$—	$349,570,424	$349,570,424
Preferred Stock	—	—	437,515	437,515
Warrants	—	—	18,008,337	18,008,337
Total Portfolio Investments	—	—	368,016,276	368,016,276
U.S. Treasury Bill	99,965,423	—	—	99,965,423
Total Investments	$99,965,423	$—	$368,016,276	$467,981,699

The Company recognizes transfers into and out of the levels indicated above at the end of each reporting period. There were no transfers into or out of the levels during the period ended June 30, 2020 and the year ended December 31, 2019.

The following table presents a rollforward of Level 3 assets measured at fair value as of June 30, 2020:

	Preferred	Senior Secured
	Stock	Term Loans	Warrants	Total
Fair value at December 31, 2019	$437,515	$349,570,424	$18,008,337	$368,016,276
Amortization of fixed income premiums or accretion of discounts	—	4,331,997	—	4,331,997
Purchases of investments(1)	18,687,450	77,680,287	2,011,400	98,379,137
Sales or repayments of investments(1)	—	(57,316,891)	(2,749,949)	(60,066,840)
Realized gain (loss)	—	(7,883,584)	1,179,751	(6,703,833)
Change in unrealized appreciation (depreciation)	(1,233,471)	2,652,095	1,815,431	3,234,055
Fair value at June 30, 2020	$17,891,494	$369,034,328	$20,264,970	$407,190,792
Change in unrealized appreciation (depreciation) on Level 3 investments still held as of June 30, 2020	$13,979	$3,431,640	$(1,855,184)	$1,590,435

(1)	Includes PIK interest, reorganization and restructuring of investments.

The following table presents a rollforward of Level 3 assets measured at fair value as of June 30, 2019:

	Preferred	Senior Secured
	Stock	Term Loans	Warrants	Total
Fair value at December 31, 2018	$461,826	$208,539,353	$15,247,210	$224,248,389
Amortization of fixed income premiums or accretion of discounts	—	3,118,238	—	3,118,238
Purchases of investments(1)	—	33,746,337	1,077,782	34,824,119
Sales or repayments of investments(1)	—	(17,374,776)	(92,353)	(17,467,129)
Realized gain	—	—	—	—
Change in unrealized appreciation (depreciation)	—	(670,639)	(1,569,871)	(2,240,510)
Fair value at June 30, 2019	$461,826	$227,358,513	$14,662,768	$242,483,107
Change in unrealized appreciation (depreciation) on Level 3 investments still held as of June 30, 2019	$—	$(92,109)	$(1,122,860)	$(1,214,969)

(1)	Includes PIK interest, reorganization and restructuring of investments.

The following table provides quantitative information regarding Level 3 fair value measurements as of June 30, 2020:

				Range
Description	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average)
Preferred Stock	$17,891,494	Recent private market and merger and acquisition transaction prices	N/A	N/A
Senior Secured Term Loans(1)	359,464,721	Discounted Cash Flow analysis	Discount Rate	10.7%-102.2% (16.9%)
		Market approach	Origination yield	10.7%-100.1% (15.1%)
	9,569,607	PWERM	Discount Rate	20.0%-25.0% (22.5%)
Warrants(2)	14,604,218	Black Scholes model	Risk-free interest rate	0.2%-2.4% (0.2%)
			Average industry volatility	30.0%-70.0% (49.5%)
			Estimated time to exit	0.5 years-9.7 years (1.8 years)
	5,660,752	PWERM	Discount Rate	19.5%-35.0% (26.9%)
Total Level 3 Investments	$407,190,792

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2019:

				Range
Description	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average)
Preferred Stock	$437,515	Recent private market and merger and acquisition transaction prices	N/A	N/A
Senior Secured Term Loans(1)	336,388,211	Discounted Cash Flow analysis	Discount rate	12.3%–28.0% (16.8%)
		Market approach	Origination yield	12.3%–26.0% (14.5%)
	13,182,213	PWERM	Discount rate	30.5%–36.2% (32.6%)
Warrants(2)	12,695,414	Black-Scholes model	Risk-free interest rate	1.6%–1.8% (1.6%)
			Average industry volatility	30.0%–60.0% (41.2%)
			Estimated time to exit	0.5 years–5.9 years (3.1 years)
	5,312,923	PWERM	Discount Rate	20.7% - 45.0% (32.6%)
Total Level 3 Investments	$368,016,276

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

Note 10 – Credit Facilities

On May 31, 2019, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, as borrower, KeyBank National Association, as administrative agent, syndication agent, and a lender, CIBC Bank USA (“CIBC”), as documentation agent and a lender, U.S. Bank National Association, as paying agent, the guarantors from time to time party thereto, and the other lenders from time to time party thereto.

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

For the three and six months ended June 30, 2020, the weighted average outstanding debt balance was $274,725 and $3,906,593 respectively, and the weighted average effective interest rate under the Credit Agreement was 3.98% and 4.88%, respectively.

As of June 30, 2020, the Company had $25,000,000 outstanding under the Credit Agreement with maturity as follows:

	Date of
Loan Facility	Advance	Due Date	Amount	Rate
KeyBank National Association Loan Facility	6/30/2020	5/31/2022	$25,000,000	3.98%
			$25,000,000

As of December 31, 2019, the Company had $61,000,000 outstanding under the Credit Agreement with maturity as follows:

	Date of
Loan Facility	Advance	Due Date	Amount	Rate
KeyBank National Association Loan Facility	12/31/2019	5/31/2022	$61,000,000	5.10%
			$61,000,000

On June 22, 2018, the Company entered into a demand loan agreement (the “Uncommitted Facility”) and a revolving loan agreement (the “Committed Facility,” and together with the Uncommitted Facility, the “Credit Facilities”) with CIBC. An amendment to the Credit Facilities was entered into on September 24, 2018 between the Company and CIBC. On May 31, 2019, in conjunction with securing and entering into the new Credit Agreement, the Company terminated the Credit Facilities.

Note 11 – Financial Highlights

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Data(1):
Net asset value at beginning of period	$14.25	$15.13	$14.58	$15.14
Net investment income(3)	0.30	0.72	0.67	1.19
Realized gain (loss)	0.01	0.03	(0.25)	0.03
Change in unrealized appreciation (depreciation)	0.21	(0.21)	0.16	(0.34)
Issuance of common shares	—	—	—	—
Dividends	(0.35)	(1.02)	(0.74)	(1.36)
Accretion(4)	(0.01)	0.11	(0.01)	0.10
Net asset value at end of period	$14.41	$14.76	$14.41	$14.76
Total return based on net asset value(2)	1.12%	(2.45)%	(1.16)%	(2.49)%
Weighted-average shares outstanding for period, basic	26,645,717	15,727,990	26,266,501	16,280,773
Ratio/Supplemental Data:
Net assets at end of period	$388,254,058	$292,336,240	$388,254,058	$292,336,240
Average net assets(5)	$382,569,050	$271,294,464	$382,389,927	$249,634,072
Annualized ratio of net operating expenses to average net assets(6),(7)	3.40%	4.40%	3.93%	5.47%
Annualized ratio of net increase (decrease) in net assets resulting from operations to average net assets(7)	14.94%	15.77%	8.88%	13.55%

(1)	Financial highlights are based on weighted-average shares outstanding.
(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.
(3)	Return from investment operations was 2.11% and 4.76% for the three months ended June 30, 2020 and 2019, respectively. Return from investment operations was 4.60% and 7.86% for the six months ended June 30, 2020 and 2019, respectively. Return from investment operations represents returns on net investment income (loss) from operations.
(4)	Return from accretion was (0.07)% and 0.73% for the three months ended June 30, 2020 and 2019, respectively. Return from accretion was (0.06)% and 0.68% for the six months ended June 30, 2020 and 2019, respectively.

(5)	The annualized ratio of net investment income to average net assets was 8.97% and 19.85% for the three months ended June 30, 2020 and 2019, respectively. The annualized ratio of net investment income to average net assets was 10.03% and 17.59% for the six months ended June 30, 2020 and 2019, respectively. Incentive fees are not annualized.
(6)	The annualized ratio of net operating expenses excluding incentive fees, to average net assets was 3.17% and 3.39% for the three months ended June 30, 2020 and 2019, respectively. The annualized ratio of net operating expenses excluding incentive fees, to average net assets was 3.09% and 3.62% for the six months ended June 30, 2020 and 2019, respectively.
(7)	Incentive fees are not annualized.

Note 12 - Subsequent Events

The Company evaluated events subsequent to June 30, 2020 through August 13, 2020.

On July 1, 2020, the Company funded $250,000 to The Kairn Corporation.

On July 22, 2020, the Company funded an investment of $40,000,000 to Porch.com, Inc.

On August 5, 2020 the Company declared a dividend of $0.36 per share payable on August 20, 2020 to shareholders of record as of August 6, 2020. The Company set June 30, 2020 as the valuation date for shares issued in connection with the dividend pursuant to the Company’s dividend reinvestment plan.

On August 10, 2020, Ouster, Inc. prepaid $3,000,000 on it’s outstanding principal balance. In addition the Company received cash proceeds of $233,292 in conjunction with ETP, prepayment fees, and interest for total proceeds of $3,233,292.

On August 10, 2020, RGC, the Company, and certain other funds and accounts sponsored or managed by RGC and/or its affiliates were granted an order (the “Order”) that permits the Company greater flexibility than the 1940 Act permits to negotiate the terms of co-investments if the Board determines that it would be advantageous for the Company to co-invest with other accounts sponsored or managed by RGC or its affiliates in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. The Company believes that the ability to co-invest with similar investment structures and accounts sponsored or managed by RGC or its affiliates will provide additional investment opportunities and the ability to achieve greater diversification. Under the terms of the Order, a majority of the Company’s independent directors are required to make certain determinations in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s shareholders and do not involve overreaching of the Company or the Company’s shareholders on the part of any person concerned and (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with the Company’s investment strategies and policies.

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to the COVID-19 pandemic. The outbreak of the COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Such actions are creating disruption in global supply chains and adversely impacting a number of industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic presents material uncertainty and risks with respect to the underlying value of the Company’s portfolio companies, the Company’s business, financial condition, results of operations and cash flows, such as the potential negative impact to financing arrangements, increased costs of operations, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. The volatility and disruption to the global economy from the COVID-19 pandemic has affected, and is expected to continue to affect, the pace of our investment activity, which may have a material adverse impact on our results of operations. Such volatility and disruption have also led to the increased credit spreads in the private debt capital markets. Further, the operational and financial performance of the portfolio companies in which we make investments may continue to be significantly impacted by the COVID-19 pandemic, which may in turn continue to impact the valuation of our investments. As a result, the long term impacts of the COVID-19 pandemic may not yet be fully reflected in the valuation of our investments and the fair value of our portfolio investments may be further negatively impacted after June 30, 2020 by circumstances and events that are not yet known, including the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses after June 30, 2020, which could have a material adverse effect on our business, financial condition and results of operations.

Accordingly, the Company cannot predict the extent to which its financial condition and results of operations will be affected at this time. The potential impact to the Company’s results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors, and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including changes from the impact of the current COVID-19 pandemic;
●	our ability to continue to effectively manage our business due to the disruptions caused by the current COVID-19 pandemic;
●	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
●	such an economic downturn could disproportionately impact the companies that we intend to target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies;
●	a contraction of available credit and/or an inability to access the equity markets that could impair our lending and investment activities, including as a result of the COVID-19 pandemic;
●	interest rate volatility that could adversely affect our results, particularly to the extent that we use leverage as part of our investment strategy;
●	currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;
●	our future operating results, including our ability to achieve objectives as a result of the COVID-19 pandemic;
●	our business prospects and the prospects of our portfolio companies, including the impact of the COVID-19 pandemic thereon;
●	our contractual arrangements and relationships with third parties;
●	the ability of our portfolio companies to achieve their objectives, including as a result of the COVID-19 pandemic;
●	competition with other entities and our affiliates for investment opportunities;
●	the speculative and illiquid nature of our investments;
●	the use of borrowed money to finance a portion of our investments;
●	the adequacy of our financing sources and working capital;
●	the loss of key personnel;

●	the timing of cash flows, if any, from the operations of our portfolio companies and the impact of the COVID-19 pandemic thereon;
●	the ability of our external investment adviser, Runway Growth Capital LLC (“RGC”), to locate suitable investments for us and to monitor and administer our investments and the impacts of the COVID-19 pandemic thereon;
●	the ability of RGC to attract and retain highly talented professionals;
●	our ability to maintain our qualification as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”);
●	the occurrence of a disaster, such as a cyber-attack against us or against a third party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster-recovery systems, or consequential employee error;the effect of legal, tax and regulatory changes; and
●	the other risks, uncertainties and other factors we identify under “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2019 and in our other filings with the Securities and Exchange Commission (the “SEC”).

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

We commenced investment activities in portfolio securities during the quarter ended June 30, 2017, and we commenced investment activities in U.S. Treasury Bills during the quarter ended December 31, 2016. In October 2015, in connection with our formation, we issued and sold 1,667 shares of our common stock to R. David Spreng, our President, Chief Executive Officer and Chairman of our Board of Directors, for an aggregate purchase price of $25,000. In December 2016, we completed the initial closing of capital commitments in the Initial Private Offering, in connection with which we called capital and issued 333,333 shares of our common stock to investors for an aggregate purchase price of $5,000,000. The final closing of the Initial Private Offering occurred on December 1, 2017. As of June 30, 2020, in connection with the Initial Private Offering, we had total capital commitments of $275,000,000 and had issued 18,241,157 shares of our common stock to stockholders for a total purchase price of $275,000,000.

As of June 30, 2020, we had completed multiple closings under the Company’s second private offering (the “Second Private Offering”) and had accepted capital commitments of $174,523,500. As of June 30, 2020, in connection with the Second Private Offering, we have issued an aggregate of 5,018,918 shares for a total purchase price of $75,283,766. In March 2020, we issued 2,103 shares as an additional direct investment of $31,542 by Runway Growth Holdings LLC, an affiliate of RGC.

Portfolio Composition and Investment Activity

Portfolio Composition

At June 30, 2020, we had investments in 29 portfolio companies, representing 21 companies where we held loan and warrant investments, six companies where we held warrant investments only, one company where we held bonds, one company where we held common stock only, and we held one U.S. Treasury Bill. At December 31, 2019, we had investments in 25 portfolio companies, representing 21 companies where we held loan and warrant investments, four companies where we held warrant interest only, and held two U.S. Treasury Bills. The following table shows the fair value of our investments, by asset class, as of June 30, 2020 and December 31, 2019:

	June 30, 2020 (Unaudited)			December 31, 2019
			Percentage			Percentage
			of Total			of Total
Investments	Cost	Fair Value	Portfolio	Cost	Fair Value	Portfolio
Portfolio Investments
Common Stock	$1,978,455	$2,980,045	0.7%	$—	$—	—%
Corporate Bonds	253,095	318,374	0.1	—	—	—
Senior Secured Term Loans	375,196,904	369,034,328	81.0	358,385,089	349,570,424	74.6
Preferred Stock	18,937,450	17,891,494	3.9	250,000	437,515	0.1
Warrants	18,825,013	20,264,970	4.4	18,383,811	18,008,337	3.9
Total Portfolio Investments	415,190,917	410,489,211	90.1	377,018,900	368,016,276	78.6

U.S. Treasury Bill	44,999,250	44,998,500	9.9	99,982,765	99,965,423	21.4
Total Investments	$460,190,167	$455,487,711	100.0%	$477,001,665	$467,981,699	100.0%

Investment Activity

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments as well as repayments and sales of existing investments. For the six months ended June 30, 2020, the Company funded $110.6 million in seven new portfolio companies and $13.9 million in five existing portfolio companies. The Company also received $56.6 million in loan repayments from four portfolio companies and $2.7 million in proceeds from the termination of warrants.

Portfolio Reconciliation

The following is a reconciliation of our investment portfolio, including U.S. Treasury Bills, for the six months ended June 30, 2020 and 2019:

	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019
	(unaudited)	(unaudited)
Beginning Investment Portfolio	$467,981,699	$304,208,317
Purchases of Investments(1)	101,305,339	141,472,138
Purchases of U.S. Treasury Bills	94,999,834	155,900,303
Amortization of Fixed Income Premiums or Accretion of Discounts	4,349,093	6,076,426
Sales or Repayments of Investments	(58,635,634)	(83,136,368)
Scheduled Principal Payments of Investments	(2,330,711)	(3,542,667)
Sales and Maturities of U.S. Treasury Bills	(149,986,014)	(149,977,117)
Realized Gain (Loss) on Investments	(6,513,405)	493,308
Net Change in Unrealized Appreciation (Depreciation) on Investments	4,317,510	(5,487,631)
Ending Investment Portfolio	$455,487,711	$366,006,709

(1)	Includes PIK interest.

Asset Quality

In addition to various risk management and monitoring tools, RGC uses an investment rating system to characterize and monitor the quality of our debt investment portfolio. Equity securities and Treasury Bills are not rated.

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

The following table shows the investment rankings of our debt investments at fair value as of June 30, 2020 and December 31, 2019:

	As of June 30, 2020 (Unaudited)			As of December 31, 2019
		% of	Number of		% of	Number of
Investment		Total	Portfolio		Total	Portfolio
Rating	Fair Value	Portfolio	Companies	Fair Value	Portfolio	Companies
1	$—	—	—	$—	—	—
2	236,977,462	52.0%	12	217,278,446	46.4%	11
3	122,487,259	26.9%	8	119,109,762	25.5%	8
4	9,569,607	2.1%	1	8,870,625	1.9%	1
5	—	—	—	4,311,591	0.9%	1
	$369,034,328	81.0%	21	$349,570,424	74.7%	21

The global COVID-19 pandemic, to date, has had limited impact on the investment rankings of our debt investments, taken as a whole.

Loans and Debt Securities on Non-Accrual Status

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of June 30, 2020, we had three loans to Mojix, Inc. representing an aggregate principal funded of $11,400,000 at a fair market value of $9,569,607 on non-accrual status. As of December 31, 2019, we had two loans to Aginity, Inc. representing an aggregate principal funded of $9,000,000 at a fair market value of $4,311,589 on non-accrual status.

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

Comparison of the Three Months Ended June 30, 2020 and 2019.

	Three Months Ended		Three Months Ended
	June 30, 2020		June 30, 2019
		Per		Per
	Total	Share(1)	Total	Share(1)
Investment income
Interest and dividend income	$11,633,251	$0.43	$16,156,908	$1.03
Other income	167,803	0.01	239,082	0.01
Total investment income	11,801,054	0.44	16,395,990	1.04
Operating expenses
Management fees	1,758,729	0.07	1,203,125	0.08
Incentive fees	905,858	0.03	2,734,626	0.17
Interest expense	23,082	—	274,255	0.02
Professional fees	383,360	0.01	92,905	0.01
Overhead allocation expense	161,665	0.01	217,922	0.01
Administration fees	121,369	0.01	103,291	0.01
Credit facility fees	199,993	0.01	—	—
Directors’ fees	60,250	—	51,000	—
Consulting fees	13,301	—	19,775	—
Tax expense	—	—	—	—
Insurance expense	26,438	—	25,072	—
General and administrative expenses	4,530	—	9,723	—
Other expenses	268,638	0.01	294,287	0.02
Total operating expenses	3,927,213	0.14	5,025,981	0.32
Net investment income	7,873,841	0.30	11,370,009	0.72
Realized gain on investments	203,854	0.01	493,308	0.03
Net change in unrealized appreciation (depreciation) on investments	5,496,594	0.22	(3,247,119)	(0.20)
Net increase in net assets resulting from operations	$13,574,289	0.51	$8,616,198	0.55

(1)	The basic per share figures noted above are based on weighted averages of 26,645,717 and 15,727,990 shares outstanding for the three months ended June 30, 2020 and 2019, respectively.

Investment Income

Our investment objective is to maximize total return to our stockholders primarily through current income on our loan portfolio, and secondarily through capital appreciation on our warrants and other equity positions. We intend to achieve our investment objective by investing in high growth-potential, private companies. We typically invest in senior secured and second lien secured loans that generally fall into two strategies: Sponsored Growth Lending and Non-Sponsored Growth Lending. Our Sponsored Growth Lending also typically includes the receipt of warrants and/or other equity from venture-backed companies. We expect our investments in loans will generally range from between $5.0 million to $50.0 million, and the upper end of this range may increase as we raise additional capital.

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

Investment income for the three months ended June 30, 2020 was $11,801,054 due primarily to interest income earned on our portfolio investments. Investment income for the three months ended June 30, 2019 was $16,395,990 due primarily to interest income earned on our portfolio investments. The decrease in interest income for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was a result of a decrease in prepayment fees and end of term payments received during the three months ended June 30, 2020.

Operating Expenses

Our primary operating expenses include the payment of fees to RGC under the Amended Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement, professional fees, and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, including those relating to:

●	organization and offering (the amount of organizational and offering expenses in connection with the Initial Private Offering in excess of $1,000,000 were previously paid by RGC);
●	our pro-rata portion of fees and expenses related to any future spin-off transaction;
●	calculating our net asset value (including the cost and expenses of any independent valuation firm);
●	fees and expenses payable to third parties, including agents, consultants or other advisers, in connection with monitoring financial and legal affairs for us and in providing administrative services, monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;
●	interest payable on debt incurred to finance our investments;
●	sales and purchases of our common stock and other securities;
●	investment advisory and management fees;
●	administration fees payable under the Administration Agreement;
●	transfer agent and custodial fees;
●	federal and state registration fees;
●	all costs of registration and listing our securities on any securities exchange;
●	U.S. federal, state and local taxes;
●	independent directors’ fees and expenses;
●	costs of preparing and filing reports or other documents required by the SEC, the Financial Industry Regulatory Authority or other regulators;
●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;
●	our allocable portion of any fidelity bond, directors’ and officers’ errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and
●	all other expenses incurred by us, our Administrator or RGC in connection with administering our business, including payments under the Administration Agreement based on our allocable portion of our Administrator’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs.

Operating expenses for the three months ended June 30, 2020 and 2019 were $3,927,213 and $5,025,981, respectively. Operating expenses decreased for the three months ended June 30, 2020 from the three months ended June 30, 2019 primarily due to decreased portfolio activity, which resulted in decreased incentive fees paid to RGC and interest expense from credit facilities. Operating expenses per share for the three months ended June 30, 2020 and 2019 were $0.15 per share and $0.32 per share, respectively.

Incentive Fees

Incentive fees for the three months ended June 30, 2020 and 2019 were $905,858 and $2,734,626, respectively, incurred primarily due to investment income. Incentive fees decreased for the three months ended June 30, 2020 from the three months ended June 30, 2019 primarily due to a decrease in net investment income. $686,221 of the incentive fees for the three months ended June 30, 2020 were earned, payable in cash, and included in accrued incentive fees in the statement of assets and liabilities as of June 30, 2020. $219,637 of the incentive fees for the three months ended June 30, 2020 were deferred and accrued, and included in accrued incentive fees in the statement of assets and liabilities as of June 30, 2020. $2,442,435 of the incentive fees for the three months ended June 30, 2019 were earned, payable in cash, and included in accrued incentive fees in the statement of assets and liabilities as of June 30, 2019. $292,191 of the incentive fees for the three months ended June 30, 2019 were deferred and accrued, and included in accrued incentive fees in the statement of assets and liabilities as of June 30, 2019. Incentive fees related to PIK or deferred interest are accrued and payment is deferred until such interest is collected in cash. Incentive fees per share for the three months ended June 30, 2020 and June 30, 2019 were $0.03 and $0.17 per share, respectively.

Net Investment Income

Net investment income for the three months ended June 30, 2020 and 2019 was $7,873,841 and $11,370,009, respectively. Net investment income decreased for the three months ended June 30, 2020 from the three months ended June 30, 2019 primarily due to a decrease in prepayment fees and end of term payments received during the three months ended June 30, 2020. The decrease in early terminations and accompanying decrease in prepayment fees and associated income, may have been negatively impacted by the COVID-19 pandemic and the associated disruption in the capital markets and merger and acquisition markets. Net investment income per share for the three months ended June 30, 2020 and 2019 was $0.30 per share and $0.72 per share, respectively.

Net Realized Gain on Investment

The net realized gain on investments of $203,854 for the three months ended June 30, 2020 was primarily due to the gain on our common stock on TriplePoint Venture Growth BDC Corp. There were $493,308 in net realized gains on investments for the three months ended June 30, 2019, primarily due to the gains on our warrants for preferred stock on Drawbridge, Inc. and Jibe, Inc.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Net change in unrealized appreciation on investments of $5,496,594 for the three months ended June 30, 2020 was primarily due to increases in the fair value of our senior secured loan to Scale Computing, Inc., our preferred stock and warrants in MTBC, Inc. and our common stock in Hercules Capital, Inc. The net change in unrealized depreciation on investments of $3,247,119 for the three months ended June 30, 2019 was primarily due to a decrease in the fair value of our senior secured loan to Aginity, Inc.

The COVID-19 pandemic and its resultant impact on economic activity and capital market volatility has impacted and may continue to have impact on the fair market values of our investments. As of June 30, 2020 numerous variables used in the valuation process reflected the impact of the COVID-19 pandemic, such as market comparables, market volatility, discount rates and credit spreads; however, the dynamic nature of the COVID-19 pandemic and ability of portfolio companies to assess its impact on future performance may not be fully incorporated into our assumptions. As a result, the fair market values of our portfolio investments may be negatively impacted after June 30, 2020 by circumstances and events that are not yet known, including the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. Our valuation process carefully considers the impact of the COVID-19 pandemic-related uncertainties in the various inputs utilized in the determination of the fair market value of investments.

Net Increase in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of $13,574,289 for the three months ended June 30, 2020, as compared to a net increase in net assets resulting from operations of $8,616,198 for the three months ended June 30, 2019. The net increase in net assets resulting from operations for the three months ended June 30, 2020 was primarily due to interest and other income earned from portfolio investments, increases in the fair value of our preferred stock and warrants in MTBC, Inc. and our common stock in Hercules Capital, Inc. The net increase in net assets resulting from operations for the three months ended June 30, 2019 was primarily due to interest and other income earned from portfolio investments, prepayment fees, and end of term payments, partially offset by increased management and incentive fees, professional fees incurred and the net change in unrealized depreciation related to a senior secured loan in our portfolio, Aginity, Inc.

Comparison of the Six Months Ended June 30, 2020 and 2019.

	Six Months Ended		Six Months Ended
	June 30, 2020		June 30, 2019
		Per		Per
	Total	Share(1)	Total	Share(1)
Investment income
Interest and dividend income	$26,024,296	$0.98	$28,245,242	$1.73
Other income	597,616	0.02	301,077	0.02
Total investment income	26,621,912	1.01	28,546,319	1.75
Operating expenses
Management fees	3,295,678	0.13	2,406,250	0.14
Incentive fees	3,220,976	0.12	4,615,995	0.28
Interest expense	187,494	0.01	248,483	0.02
Professional fees	721,174	0.03	484,503	0.03
Overhead allocation expense	345,983	0.01	417,661	0.03
Administration fees	245,680	0.01	284,865	0.02
Credit facility fees	378,722	0.01	—	—
Directors’ fees	128,000	0.01	103,000	0.01
Consulting fees	30,301	—	47,195	—
Tax expense	1,319	—	—	—
Insurance expense	52,875	—	50,143	—
General and administrative expenses	28,250	—	11,732	—
Other expenses	468,033	0.02	432,457	0.03
Total operating expenses	9,104,485	0.34	9,102,284	0.56
Net investment income	17,517,427	0.67	19,444,035	1.19
Realized gain (loss) on investments	(6,513,405)	(0.25)	493,308	0.03
Net change in unrealized appreciation (depreciation) on investments	4,317,510	0.17	(5,487,631)	(0.33)
Net increase in net assets resulting from operations	$15,321,532	0.58	$14,449,712	0.89

(1)	The basic per share figures noted above are based on weighted averages of 26,266,501 and 16,280,773 shares outstanding for the six months ended June 30, 2020 and 2019, respectively.

Investment Income

Investment income for the six months ended June 30, 2020 was $26,621,912 due primarily to interest income earned on our portfolio investments. Investment income for the six months ended June 30, 2019 was $28,546,319 due primarily to interest income earned on our portfolio investments. The decrease in interest income for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was a result of a decrease in prepayment fees and end of term payments received during the six months ended June 30, 2020.

Operating Expenses

Operating expenses for the six months ended June 30, 2020 and 2019 were $9,104,485 and $9,102,284, respectively. Operating expenses per share for the six months ended June 30, 2020 and 2019 were $0.35 per share and $0.56 per share, respectively.

Incentive Fees

Incentive fees for the six months ended June 30, 2020 and 2019 were $3,220,976 and $4,615,995, respectively, incurred primarily due to investment income. Incentive fees decreased for the six months ended June 30, 2020 from the six months ended June 30, 2019 primarily due to a decrease in net investment income. $3,018,748 of the incentive fees for the six months ended June 30, 2020 were earned, payable in cash, and included in accrued incentive fees in the statement of assets and liabilities as of June 30, 2020. $202,228 of the incentive fees for the six months ended June 30, 2020 were deferred and accrued, and included in accrued incentive fees in the statement of assets and liabilities as of June 30, 2020. $4,005,256 of the incentive fees for the six months ended June 30, 2019 were earned, payable in cash, and included in accrued incentive fees in the statement of assets and liabilities as of June 30, 2019. $610,739 of the incentive fees for the six months ended June 30, 2019 were deferred and accrued, and included in accrued incentive fees in the statement of assets and liabilities as of June 30, 2020. Incentive fees related to PIK or deferred interest are accrued and payment is deferred until such interest is collected in cash. Incentive fees per share for the six months ended June 30, 2020 and June 30, 2019 were $0.12 and $0.28 per share, respectively.

Net Investment Income

Net investment income for the six months ended June 30, 2020 and 2019 was $17,517,427 and $19,444,035 respectively. Net investment income decreased for the six months ended June 30, 2020 from the six months ended June 30, 2019 primarily due to a decrease in prepayment fees and end of term payments received during the six months ended June 30, 2020. The decrease in early terminations and accompanying decrease in prepayment fees and associated income, may have been negatively impacted by the COVID-19 pandemic and the associated disruption in the capital markets and merger and acquisition markets. Net investment income per share for the six months ended June 30, 2020 and 2019 was $0.67 per share and $1.19 per share, respectively.

Net Realized Gain (Loss) on Investment

The net realized loss on investments of $6,513,405 for the six months ended June 30, 2020 was primarily due to the loss on our senior secured loan to Aginity, Inc. The net realized gain on investments of $493,308 for the six months ended June 30, 2019 were due to the gains on our warrants for preferred stock on Drawbridge, Inc. and Jibe, Inc.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Net change in unrealized appreciation on investments of $4,317,510 for the six months ended June 30, 2020 was primarily due to increases in the fair value of our preferred stock and warrants in MTBC, Inc. and our common stock in

Hercules Capital, Inc. The net change in unrealized depreciation on investments of $5,487,613 for the six months ended June 30, 2019 was primarily due to a decrease in the fair value of a senior secured loan in Aginity, Inc.

Net Increase in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of $15,321,532 for the six months ended June 30, 2020, as compared to a net increase in net assets resulting from operations of $14,449,712 for the six months ended June 30, 2019. The net increase in net assets resulting from operations for the six months ended June 30, 2020 was primarily due to interest and other income earned from portfolio investments, offset by the net realized loss related to a senior secured loan in our portfolio to Aginity, Inc. The net increase in net assets resulting from operations for the six months ended June 30, 2019 was primarily due to interest and other income earned from portfolio investments, prepayment fees, and end of term payments, partially offset by increased management and incentive fees, professional fees incurred and the net change in unrealized depreciation related to a senior secured loan in our portfolio, Aginity, Inc.

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

During the six months ended June 30, 2020, cash and cash equivalents decreased to $3,005,639 from $45,799,672 as of December 31, 2019. This decrease was primarily the result of the purchase of investments in portfolio companies for $100,537,492 and U.S. Treasury Bills for $94,999,834 and repayments under our Credit Facilities for $83,000,000 and was partially offset by the sales of investments in portfolio companies.

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

	Shares	Price
Issuance Date	Issued	Per Share	Gross Proceeds
December 22, 2016	333,333	$15.00	$5,000,000
April 19, 2017	1,000,000	15.00	15,000,000
June 26, 2017	1,666,667	15.00	25,000,000
September 12, 2017	2,666,667	15.00	40,000,000
December 22, 2017	3,000,000	15.00	45,000,000
May 31, 2018(1)	70,563	14.82	1,045,570
August 31, 2018(1)	117,582	14.92	1,754,244
September 27, 2018	1,997,337	15.02	30,000,000
November 15, 2018(1)	202,779	15.07	3,055,498
January 14, 2019	4,344,964	15.19	66,000,000
March 26, 2019(1)	326,431	15.14	4,942,168
May 21, 2019(1)	374,783	15.13	5,670,467
May 24, 2019	3,232,189	15.16	49,000,000
July 16, 2019(1)	464,986	15.13	7,035,236
August 26, 2019(1)	480,121	14.76	7,088,143
October 15, 2019	1,666,667	15.00	25,000,000
November 12, 2019(1)	43,979	14.76	649,123
December 20, 2019	3,333,333	15.00	50,000,000
December 23, 2019(1)	487,166	14.52	7,073,650
March 20, 2020(1)	575,132	14.58	8,385,423
March 31, 2020	21,021	15.00	315,308
May 21, 2020(1)	529,020	14.25	7,538,541
Total	26,934,720		$404,553,371

(1)	Shares were issued as part of the dividend reinvestment plan.

Contractual Obligations

At June 30, 2020, the Company had $45,835,569 in unfunded loan commitments to provide debt financing to ten portfolio companies. The Company’s management believes that its available cash balances, availability under the Credit Agreement (as defined below) and/or ability to drawdown capital from investors provides sufficient funds to cover its unfunded commitments as of June 30, 2020.

	Payments Due By Period
		Less than			More than
	Total	1 year	1–3 years	3–5 years	5 years
Reverse repurchase agreement(1)	$44,773,302	$44,773,302	$—	$—	$—
Credit facilities(2)	25,000,000	25,000,000	—	—	—
Total	$69,773,302	$69,773,302	$—	$—	$—

(1)	Reverse repurchase agreement relates to the purchase of the U.S. Treasury Bill on margin. The reverse repurchase agreement purchased was subsequently repaid in July 2020.
(2)	See “Note 10 – Credit Facilities.” to our financial statements in Part I of this Form 10-Q for more information.

Credit Facilities

On May 31, 2019, we entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, as borrower, KeyBank National Association, as administrative agent, syndication agent, and a lender, CIBC Bank USA

(“CIBC”), as documentation agent and a lender, and U.S. Bank National Association, as paying agent. The Credit Agreement provides for borrowings up to a maximum aggregate principal amount of $100 million, subject to availability under a borrowing base that is determined by the number and value of eligible loan investments in the collateral, applicable advance rates and concentration limits, and certain cash and cash equivalent holdings of the Company. The Credit Agreement has an accordion feature that allows the Company to increase the aggregate commitments up to $200 million, subject to new or existing lenders agreeing to participate in the increase and other customary conditions. Current capital markets dislocation and economic uncertainty associated with the COVID-19 pandemic may impact our ability to access the accordion features of the Credit Agreement. Borrowings under the Credit Agreement bear interest on a per annum basis equal to a three-month adjusted LIBOR rate (with a LIBOR floor of zero), plus an applicable margin rate that varies from 3.00% to 2.50% per annum depending on utilization and other factors. During the availability period, the applicable margin rate (i) is 3.00% per annum for interest periods during which the average utilization is less than 60% and (ii) varies from 3.00% to 2.50% per annum when the average utilization equals or exceeds 60% (with 3.00% applying when the eligible loans in the collateral consist of 9 or fewer unaffiliated obligors, 2.75% applying when the eligible loans consist of between 10 and 29 unaffiliated obligors, and 2.50% applying when the eligible loans consist of 30 or more unaffiliated obligors). During the amortization period, the applicable margin rate will be 3.00%. If certain eurodollar disruption events occur, then borrowings under the Credit Agreement will bear interest on a per annum basis equal to (i) a base rate instead of LIBOR that is set at the higher of (x) the federal funds rate plus 0.50% and (y) the prime rate, plus (ii) the applicable margin rate discussed above. Interest is payable quarterly in arrears. The Company also pays unused commitment fees of 0.50% per annum on the unused lender commitments under the Credit Agreement, as well as a minimum earnings fee of 3.00% that will be payable annually in arrears, starting on May 31, 2021, on the average unused commitments below 60% of the aggregate commitments during the preceding 12-month period. The availability period under the Credit Agreement expires on May 31, 2022 and is followed by a two-year amortization period. The stated maturity date under the Credit Agreement is May 31, 2024. The Credit Agreement is secured by a perfected first priority security interest in substantially all of the Company’s assets and portfolio investments.

On June 22, 2018, as amended on September 24, 2018, we entered into a demand loan agreement (the “Uncommitted Facility”) and a revolving loan agreement (the “Committed Facility” and, together with the Uncommitted Facility, the “Credit Facilities”) with CIBC. The maximum principal amount of available borrowings under each of the Uncommitted Facility and the Committed Facility was $30 million (for a combined maximum principal amount under the Credit Facilities of $60 million), subject in each case to availability under the borrowing base, which is based on unused capital commitments. On May 31, 2019, in conjunction with securing and entering into the new Credit Agreement, we terminated the Credit Facilities.

During the six months ended June 30, 2020, the Company drew down $47,000,000 on the Credit Agreement and repaid $83,000,000, of which $25,000,000 remains outstanding at June 30, 2020. At June 30, 2020, interest was accruing at a rate of 3.98%. During the year ended December 31, 2019, the Company drew down $162,250,000 on the Credit Facilities and repaid $160,750,000 of which $61,000,000 remained outstanding at December 31, 2019. At December 31, 2019, interest was accruing at a rate of 5.10%. See “Note 10 – Credit Facilities” to our financial statements in Part I, Item 1 of this Form 10-Q for more information on the Credit Facilities.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Distributions

To the extent that we have funds available, we intend to make quarterly distributions to our stockholders. Our stockholder distributions, if any, will be determined by our Board of Directors. Any distribution to our stockholders will be declared out of assets legally available for distribution. We anticipate that distributions will be paid from income primarily generated by interest and dividend income earned on investments made by us. We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. During the six months ended June 30, 2020, we declared dividends in the amount of $19,567,064, of which $3,643,100, was distributed in cash and the remainder distributed in shares to stockholders pursuant to our dividend reinvestment plan. During the year ended December 31, 2019, we declared and paid dividends in the amount of $40,651,334, of which $8,192,547 was distributed in cash and the remainder distributed in shares to stockholders pursuant to our dividend reinvestment program.

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. The following table shows the dividends per share declared since our formation through June 30, 2020.

			Amount
Date Declared	Record Date	Payment Date	per Share
May 3, 2018	May 15, 2018	May 31, 2018	$0.15
July 26, 2018	August 15, 2018	August 31, 2018	$0.25
November 1, 2018	October 31, 2018	November 15, 2018	$0.35
March 22, 2019	March 22, 2019	March 26, 2019	$0.40
May 2, 2019	May 7, 2019	May 21, 2019	$0.45
May 2, 2019	May 31, 2019	July 16, 2019	$0.46
July 30, 2019	August 8, 2019	August 26, 2019	$0.45
September 27, 2019	September 30, 2019	November 12, 2019	$0.04
December 9, 2019	December 10, 2019	December 23, 2019	$0.40
March 5, 2020	March 6, 2020	March 20, 2020	$0.40
May 7, 2020	May 8, 2020	May 21, 2020	$0.35

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

Valuation of Investments

We measure the value of our portfolio investments at fair value in accordance with ASC Topic 820, issued by the FASB. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The COVID-19 pandemic and its resultant impact on economic activity and capital market volatility has impacted and may continue to have impact on the fair market values of our portfolio investments. As a result, the fair market values of our portfolio investments may be negatively impacted after June 30, 2020 by circumstances and events that are not yet known, including the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. Our valuation process carefully considers the impact of the COVID-19 pandemic related uncertainties in the various inputs utilized in the determination of the fair market value of our portfolio investments.

The Audit Committee assists our Board of Directors in valuing investments that are not publicly traded or for which current market values are not readily available. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to portfolio investments for which market quotations are not readily available, our Board of Directors, with the assistance of the Audit Committee, RGC and its senior investment team and independent valuation agents, is responsible for determining, in good faith, the fair value of such portfolio investments in accordance with the valuation policy approved by our Board of Directors. If more than one valuation method is used to measure fair value, the results are evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results. We consider a range of fair values based upon the valuation techniques utilized and select the value within that range that was most representative of fair value based on current market conditions as well as other factors RGC’s senior investment team considers relevant.

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

ASC Topic 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. ASC Topic 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation. In accordance with ASC Topic 820, these inputs are summarized in the three levels listed below:

●	Level 1—Valuations are based on quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.
●	Level 2—Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly and model-based valuation techniques for which all significant inputs are observable.
●	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models incorporating significant unobservable inputs, such as discounted cash flow models and other similar valuations techniques. The valuation of Level 3 assets and liabilities generally requires significant management judgment due to the inability to observe inputs to valuation.

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

With respect to investments for which market quotations are not readily available, our Board of Directors undertakes a multi-step valuation process each quarter, as described below:

●	Our quarterly valuation process begins with each portfolio company investment being initially valued by RGC’s investment professionals that are responsible for the portfolio investment;
●	Preliminary valuation conclusions are then documented and discussed with RGC’s senior investment team;

●	At least once annually, the valuation for each portfolio investment is reviewed by one or more independent valuation firms. Certain investments, however, may not be evaluated by the applicable independent valuation firm if the net asset value and other aspects of such investments in the aggregate do not exceed certain thresholds;
●	The Audit Committee then reviews these preliminary valuations from RGC and the applicable independent valuation firm, if any, and makes a recommendation to our Board of Directors regarding such valuations; and
●	Our Board of Directors reviews the recommended preliminary valuations and determines the fair value of each investment in our portfolio, in good faith, based on the input of RGC, the applicable independent valuation firm and the Audit Committee.

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

Investment Valuation Techniques

Debt Investments. To determine the fair value of our debt investments, we compare the cost basis of the debt investment, which includes original issue discount, to the resulting fair value determined using a discounted cash flow model, unless another model is more appropriate based on the circumstances at the measurement date. The discounted cash flow approach entails analyzing the interest rate spreads for recently completed financing transactions that are similar in nature to our investments, in order to determine a comparable range of effective market interest rates for our investments. The range of interest rate spreads utilized is based on borrowers with similar credit profiles. All remaining expected cash flows of the investment are discounted using this range of interest rates to determine a range of fair values for the debt investment.

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

Warrants. Fair value of warrants is primarily determined using a Black Scholes option-pricing model. Privately held warrants and equity-related securities are valued based on an analysis of various factors including, but not limited to, the following:

●	Underlying enterprise value of the issuer is estimated based on information available, including any information regarding the most recent rounds of issuer funding. Valuation techniques to determine enterprise value include market multiple approaches, income approaches or approaches that utilize recent rounds of financing and the portfolio company’s capital structure to determine enterprise value. Valuation techniques are also utilized to allocate the enterprise fair value of a portfolio company to the specific class of common or preferred stock exercisable in the warrant. Such techniques take into account the rights and preferences of the portfolio company’s securities, expected exit scenarios, and volatility associated with such outcomes to allocate the fair value to the specific class of stock held in the portfolio. Such techniques include Option Pricing Models, or “OPM,” including back-solve techniques, Probability Weighted Expected Return Models, or “PWERM,” and other techniques as determined to be appropriate.
●	Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on comparable publicly traded companies within indices similar in nature to the underlying company issuing the warrant. Significant increases (decreases) in this unobservable input could result in a significantly lower (higher) fair value, but a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase or decrease in this unobservable input.
●	The risk-free interest rates are derived from the U.S. Treasury yield curve. The risk-free interest rates are calculated based on a weighted average of the risk-free interest rates that correspond closest to the expected remaining life of the warrant. Significant increases (decreases) in this unobservable input could result in a significantly higher (lower) fair value, but a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase or decrease in this unobservable input.
●	Other adjustments, including a marketability discount on private company warrants, are estimated based on our judgment about the general industry environment. Significant increases (decreases) in this unobservable input could result in a significantly lower (higher) fair value, but a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase or decrease in this unobservable input.
●	Historical portfolio experience on cancellations and exercises of warrants are utilized as the basis for determining the estimated life of the warrants in each financial reporting period. Warrants may be exercised in the event of acquisitions, mergers or IPOs, and cancelled due to events such as bankruptcies, restructuring activities or additional financings. These events cause the expected remaining life assumption to be shorter than the contractual term of the warrants. Significant increases (decreases) in this unobservable input could result in a significantly higher (lower) fair value, but a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase or decrease in this unobservable input.

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

Fair Value

The Company’s assets measured at fair value on a recurring basis subject to the requirements of ASC Topic 820 at June 30, 2020 and December 31, 2019 were as follows:

	As of June 30, 2020 (Unaudited)
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Common Stock	$2,980,045	$—	$—	$2,980,045
Corporate Bonds	—	318,374	—	318,374
Senior Secured Term Loans	—	—	369,034,328	369,034,328
Preferred Stock	—	—	17,891,494	17,891,494
Warrants	—	—	20,264,970	20,264,970
Total Portfolio Investments	2,980,045	318,374	407,190,792	410,489,211
U.S. Treasury Bill	44,998,500	—	—	44,998,500
Total Investments	$47,978,545	$318,374	$407,190,792	$455,487,711

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Term Loans	$—	$—	$349,570,424	$349,570,424
Preferred Stock	—	—	437,515	437,515
Warrants	—	—	18,008,337	18,008,337
Total Portfolio Investments	—	—	368,016,276	368,016,276
U.S. Treasury Bill	99,965,423	—	—	99,965,423
Total Investments	$99,965,423	$—	$368,016,276	$467,981,699

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

Dividends are recorded on the applicable ex-dividend date. Interest income, if any, adjusted for amortization of market premium and accretion of market discount, is recorded on an accrual basis to the extent that we expect to collect such amounts. Original issue discount, principally representing the estimated fair value of detachable equity or warrants obtained in conjunction with our debt investments, loan origination fees, end of term payments, and market discount or premium are capitalized and accreted or amortized into interest income over the life of the respective security using the effective interest method. Loan origination fees received in connection with the closing of investments are reported as unearned income, which is included as amortized cost of the investment; the unearned income from such fees is accreted over the contractual life of the loan based on the effective interest method. Upon prepayment of a loan or debt security, any prepayment penalties, unamortized loan origination fees, end of term payments and unamortized market discounts are recorded as interest income.

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

Recent Developments

We evaluated events subsequent to June 30, 2020 through August 13, 2020.

On July 1, 2020, the Company funded $250,000 to The Kairn Corporation.

On July 22, 2020, the Company funded an investment of $40,000,000 to Porch.com, Inc.

On August 5, 2020 the Company declared a dividend of $0.36 per share payable on August 20, 2020 to shareholders of record as of August 6, 2020. The Company set June 30, 2020 as the valuation date for shares issued in connection with the dividend pursuant to the Company’s dividend reinvestment plan.

On August 10, 2020, Ouster, Inc. prepaid $3,000,000 on it’s outstanding principal balance. In addition the Company received cash proceeds of $233,292 in conjunction with ETP, prepayment fees, and interest for total proceeds of $3,233,292.

On August 10, 2020, RGC, the Company, and certain other funds and accounts sponsored or managed by RGC and/or its affiliates were granted an order (the “Order”) that permits the Company greater flexibility than the 1940 Act permits to negotiate the terms of co-investments if the Board determines that it would be advantageous for the Company to co-invest with other accounts sponsored or managed by RGC or its affiliates in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. The Company believes that the ability to co-invest with similar investment structures and accounts sponsored or managed by RGC or its affiliates will provide additional investment opportunities and the ability to achieve greater diversification. Under the terms of the Order, a majority of the Company’s independent directors are required to make certain determinations in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s shareholders and do not involve overreaching of the Company or the Company’s shareholders on the part of any person concerned and (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with the Company’s investment strategies and policies.

On March 11, 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) as a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to the COVID-19 pandemic. The outbreak of the COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Such actions are creating disruption in global supply chains and adversely impacting a number of industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic presents material uncertainty and risks with respect to the underlying value of our portfolio companies, our business, financial condition, results of operations and cash flows, such as the potential negative impact to financing arrangements, increased costs of operations, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. The volatility and disruption to the global economy from the COVID-19 pandemic has affected, and is expected to continue to affect, the pace of our investment activity, which may have a material adverse impact on our results of operations. Such volatility and disruption have also led to the increased credit spreads in the private debt capital markets. Further, the operational and financial performance of the portfolio companies in which we make investments may continue to be significantly impacted by the COVID-19 pandemic, which may in turn continue to impact the valuation of our investments. As a result, the long term impacts of the COVID-19 pandemic may not yet be fully reflected in the valuation of our investments and the fair value of our portfolio investments may be further negatively impacted after June 30, 2020 by circumstances and events that are not yet known, including the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses after June 30, 2020, which could have a material adverse effect on our business, financial condition and results of operations.

Accordingly, we cannot predict the extent to which our financial condition and results of operations will be affected at this time. The potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control.

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

Interest Rate Risk

Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest-bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased.

In a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results.

We typically expect that interest rates on the investments held in our portfolio will be based on LIBOR, with many of these investments also having a LIBOR floor. As of June 30, 2020, 98.9%, or $371,142,199 (at cost), of our debt portfolio investments bore interest at variable rates, which are U.S. Prime Rate or LIBOR-based and subject to certain floors, and none of our debt portfolio investments bore interest at fixed rates. As a policy, any interest above the cash cap, if applicable, as determined on an individual loan basis, will accrue to principal and be treated as PIK interest. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase our investment income by a maximum of $7,603,125 and decrease our investment income by a maximum of $139,355 on an annual basis.

Borrowings under the Credit Facilities bear interest, at our election at the time of drawdown, at a rate per annum equal to the LIBOR rate for the applicable interest period plus 3.00%.

The United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, has announced that it will not compel panel banks to contribute to LIBOR after 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. In addition, on March 25, 2020, the FCA stated that although the central assumption that firms cannot rely on LIBOR being published after the end of 2021 has not changed, the outbreak of COVID-19 has impacted the timing of many firms’ transition planning, and the FCA will continue to assess the impact of the COVID-19 pandemic on transition timelines and update the marketplace as soon as possible. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, if LIBOR ceases to exist, we may need to renegotiate agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these agreements may bear interest a lower interest rate, which could have an adverse impact on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations. The global COVID-19 pandemic may also adversely impact the timing of many firms’ LIBOR transition planning. We continue to assess the potential impact of the COVID-19 pandemic on our LIBOR transition plans.

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

If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, you may lose all or part of your investment. Other than as set forth below, there have been no material changes during the period ended June 30, 2020 to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 20, 2020.

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

The Company and its service providers are currently impacted by quarantines and similar measures being enacted by governments in response to the COVID-19 pandemic, which are obstructing the regular functioning of business workforces (including requiring employees to work from external locations and their homes). Accordingly, the risks described above may be heightened under current conditions.

We are currently operating in a period of capital markets disruption and economic uncertainty.

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. The global impact of the outbreak is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of the COVID-19 pandemic, have created significant disruption in supply chains and economic activity. The impact of the COVID-19 pandemic has led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn.

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

Additionally, the recent disruption in economic activity caused by the COVID-19 pandemic has had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

The extent of the impact of any public health emergency, including the COVID-19 pandemic, on our and our portfolio companies’ operational and financial performance will depend on many factors, including the duration and scope of such public health emergency, the actions taken by governmental authorities to contain its financial and economic impact, the extent of any related travel advisories and restrictions implemented, the impact of such public health emergency on overall supply and demand, goods and services, investor liquidity, consumer confidence and levels of economic activity and the extent of its disruption to important global, regional and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. In addition, our and our portfolio companies’ operations may be significantly impacted, or even temporarily or permanently halted, as a result of government quarantine measures, voluntary and precautionary restrictions on travel or meetings and other factors related to a public health emergency, including its potential adverse impact on the health of any of our or our portfolio companies’ personnel. This could create widespread business continuity issues for us and our portfolio companies.

These factors may also cause the valuation of our investments to differ materially from the values that we may ultimately realize. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not show the complete impact of the COVID-19 pandemic and the resulting measures taken in response thereto. Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

The current period of capital markets disruption and economic uncertainty may make it difficult to extend the maturity of, or refinance, our existing indebtedness or obtain new indebtedness and any failure to do so could have a material adverse effect on our business, financial condition or results of operations.

Current market conditions may make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being at a higher cost in rising rate environments. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. An inability to extend the maturity of, or refinance, our existing indebtedness or obtain new indebtedness could have a material adverse effect on our business, financial condition or results of operations.

Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.

Social, political, economic and other conditions and events (such as natural disasters, epidemics and pandemics, terrorism, conflicts and social unrest) will occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed.

As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the United States. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.

Uncertainty can result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including, but not limited to, a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.

For example, in December 2019, COVID-19 emerged in China and has since spread rapidly to other countries, including the United States. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. With respect to the U.S. credit markets (in particular for middle-market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of shelter in place orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle-market businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this 10-Q, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us, RGC and our portfolio companies.

Although it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty on applicable laws or regulations that impact us, our portfolio companies and our investments, it is clear that these types of events are impacting and will, for at least some time, continue to impact us and our portfolio companies and, in many instances, the impact will be adverse and profound. For example, middle-market companies in which we invest may be significantly impacted by these emerging events and the uncertainty caused by these events. The effects of a public health emergency may materially and adversely impact (i) the value and performance of us and our portfolio companies, (ii) the ability of our borrowers to continue to meet loan covenants or repay loans provided by us on a timely basis or at all, which may require us to restructure our investments or write down the value of our investments, (iii) our ability to repay debt obligations, on a timely basis or at all, or (iv) our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in significant losses to us. We will also be negatively affected if the operations and effectiveness of RGC or a portfolio company (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.

If the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations.

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

Due to the COVID-19 pandemic or other disruptions in the economy, we may take certain actions with respect to the timing and amounts of our distributions in order to preserve cash and maintain flexibility. For example, we may not be able to increase our dividends. In addition, we may reduce our dividends and/or defer our dividends to the following taxable year. If we defer our dividends, we may choose to utilize the spillover dividend rules discussed above and incur the 4% U.S. federal excise tax on such amounts. To further preserve cash, we may combine these reductions or deferrals of dividends with one or more distributions that are payable partially in our stock as discussed below under.

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

The interest rates of our term loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes.

LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in term loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a partner company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it will not compel panel banks to contribute to LIBOR after 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates (“IBORs”). The E.U. Benchmarks Regulation imposed conditions under which only compliant benchmarks may be used in new contracts after 2021. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. In addition, on March 25, 2020, the U.K. Financial Conduct Authority reaffirmed the central assumption that firms cannot rely on LIBOR being published after the end of 2021. However, the outbreak of COVID-19 may adversely impact the timing of many firms’ transition planning, and we continue to assess the potential impact of the COVID-19 outbreak on our transition plans. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates, whether the COVID-19 outbreak will have further effect on LIBOR transition timelines or plans, or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR or alternative reference rates could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us. In addition, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. As such, some or all of these credit agreements may bear a lower interest rate, which would adversely impact our financial condition or results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of the Financing Facilities. If we are unable to do so, amounts drawn under the Financing Facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. However, an increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income.

In periods of rising interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates (such as a LIBOR floor), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.

If general interest rates rise, there is a risk that the portfolio companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

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

RUNWAY GROWTH CREDIT FUND INC.
Date: August 13, 2020
	By:	/s/ R. David Spreng
R. David Spreng
President, Chief Executive Officer and Chairman of the Board of Directors

Date: August 13, 2020	By:	/s/ Thomas B. Raterman
Thomas B. Raterman
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)