Form 10-Q
period 2020-09-30
Runway Growth Credit Fund Inc.
filed 2020-11-12
CIK 1653384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2020

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

The issuer had 30,820,359 shares of common stock, $0.01 par value per share, outstanding as of November 11, 2020.

RUNWAY GROWTH CREDIT FUND INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RUNWAY GROWTH CREDIT FUND INC.

Statements of Assets and Liabilities

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Investments at fair value:
Non-control/non-affiliate investments at fair value (cost of $439,563,084 and $377,018,900, respectively)	$435,104,865	$368,016,276
Investment in U.S. Treasury Bills at fair value (cost of $84,998,957 and $99,982,765, respectively)	84,998,465	99,965,423
Total investments at fair value (cost of $524,562,041 and $477,001,665, respectively)	520,103,330	467,981,699
Cash and cash equivalents	1,377,916	45,799,672
Accrued interest receivable	1,954,415	1,941,502
Other accounts receivable	439,629	403,566
Prepaid expenses	45,991	165,901
Total assets	523,921,281	516,292,340

Liabilities
Debt:
Credit facilities	37,500,000	61,000,000
Deferred credit facility fees (net of accumulated amortization of $297,602 and $129,290, respectively)	(835,594)	(978,907)
Total debt, less unamortized deferred financing costs	36,664,406	60,021,093
U.S. Treasury Bills sold short at fair value (proceeds of $25,999,624 and $0, respectively)	25,999,624	—
Reverse repurchase agreement	58,575,366	74,593,802
Accrued incentive fees	3,744,834	3,582,987
Due to affiliate	108,582	81,537
Interest payable	407,079	500,056
Accrued expenses and other liabilities	1,019,186	1,199,644
Total liabilities	126,519,077	139,979,119

Commitments and contingencies (Note 3)

Net assets
Common stock, $0.01 par value; 100,000,000 shares authorized; 27,487,026 and 25,811,214 shares issued and outstanding, respectively	274,870	258,112
Additional paid-in capital	408,475,681	384,369,854
Distributable (losses) earnings	(11,348,347)	(8,314,745)
Total net assets	$397,402,204	$376,313,221

Net asset value per share	$14.46	$14.58

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Investment income
From non-control/non-affiliate:
Interest income	$12,184,940	$11,082,660	$36,757,089	$38,667,855
Payment in-kind interest income	1,568,799	543,581	2,336,646	1,105,928
Other income	117,882	146,668	682,730	394,397
Interest income from U.S. Treasury Bills	47	8,674	17,144	106,374
Dividend income	343,755	—	1,010,959	—
Other income from non-investment sources	300	52,902	33,073	106,250
Total investment income	14,215,723	11,834,485	40,837,641	40,380,804

Operating expenses
Management fees	1,721,913	1,238,835	5,017,590	3,645,085
Incentive fees	1,650,930	1,669,053	4,871,907	6,285,048
Interest expense	407,701	413,066	595,195	661,549
Professional fees	198,217	217,741	919,390	702,244
Overhead allocation expense	161,553	185,016	507,537	602,677
Administration fee	132,715	97,995	378,395	382,860
Facility fees	132,083	201,591	510,806	330,752
Directors’ fees	60,250	52,000	188,250	155,000
Consulting fees	13,333	12,830	43,634	60,025
Tax expense	—	—	1,319	—
Insurance expense	26,438	25,260	79,313	75,403
General and administrative expenses	307	3,397	28,557	15,129
Other expenses	187,703	212,958	655,739	516,254
Total operating expenses	4,693,143	4,329,742	13,797,632	13,432,026
Net investment income	9,522,580	7,504,743	27,040,009	26,948,778

Realized and unrealized gain (loss) on investments
Realized gain (loss) on non-control/non-affiliate investments, including U.S. Treasury Bills	1,142,706	(966)	(5,370,703)	492,342
Net change in unrealized appreciation (depreciation) on non-control/non-affiliate investments, including U.S. Treasury Bills	243,742	(2,782,423)	4,561,255	(8,270,054)
Net realized and unrealized gain (loss) on investments	1,386,448	(2,783,389)	(809,448)	(7,777,712)

Net increase in net assets resulting from operations	$10,909,028	$4,721,354	$26,230,561	$19,171,066

Net increase in net assets resulting from operations per common share	$0.40	$0.24	$0.99	$1.09
Net investment income per common share	$0.35	$0.38	$1.02	$1.54
Weighted-average shares outstanding	27,271,559	19,990,416	26,603,966	17,520,157

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Statements of Changes in Net Assets

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net increase in net assets from operations
Net investment income	$9,522,580	$7,504,743	$27,040,009	$26,948,778
Realized gain (loss) on investments and U.S. Treasury Bills	1,142,706	(966)	(5,370,703)	492,342
Net change in unrealized appreciation (depreciation) on investments and U.S. Treasury Bills	243,742	(2,782,423)	4,561,255	(8,270,054)
Net increase in net assets resulting from operations	10,909,028	4,721,354	26,230,561	19,171,066

Distributions to shareholders from:
Dividends paid to shareholders	(9,697,099)	(9,722,745)	(29,264,163)	(31,855,047)
Total distributions to shareholders	(9,697,099)	(9,722,745)	(29,264,163)	(31,855,047)

Capital share transactions
Issuance of shares of common stock	—	—	315,308	115,000,000
Issuance of shares of common stock under dividend reinvestment plan	7,934,712	7,735,702	23,858,676	25,385,137
Offering costs	1,505	—	(51,399)	—
Net increase in net assets resulting from capital share transactions	7,936,217	7,735,702	24,122,585	140,385,137

Total increase in net assets	9,148,146	2,734,311	21,088,983	127,701,156
Net assets at beginning of period	388,254,058	292,336,240	376,313,221	167,369,395
Net assets at end of period	$397,402,204	$295,070,551	$397,402,204	$295,070,551

Capital share activity
Shares issued	550,639	523,996	1,675,812	9,267,453
Shares outstanding at beginning of period	26,936,387	19,800,052	25,811,214	11,056,595
Shares outstanding at end of period	27,487,026	20,324,048	27,487,026	20,324,048

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019
Cash flows from operating activities
Net increase in net assets resulting from operations	$26,230,561	$19,171,066
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(141,707,494)	(225,533,774)
Purchases of U.S. Treasury Bills	(179,998,299)	(215,871,217)
Payment in-kind interest	(2,336,646)	(1,105,928)
Sales or repayments of investments	82,934,161	94,103,017
Sales or maturities of U.S. Treasury Bills	194,985,264	235,966,606
Proceeds from U.S. Treasury Bills sold short	25,999,624	—
Realized (gain) loss on non-control/non-affiliate investments, including U.S. Treasury Bills	5,370,703	(492,342)
Net change in unrealized (appreciation) depreciation on non-control/non-affiliate investments, including U.S. Treasury Bills	(4,561,255)	8,270,054
Amortization of fixed income premiums or accretion of discounts	(6,808,065)	(8,837,895)
Amortization of deferred credit facility fees	168,313	181,571
Changes in operating assets and liabilities:
Accrued interest receivable	(12,913)	(388,093)
Other accounts receivable	(36,060)	(441,476)
Prepaid expenses	119,910	(3,880)
Payable for securities purchased	—	(80,699)
Deferred revenue	—	(100,000)
Accrued incentive fees	161,847	1,567,924
Due to affiliate	27,045	(5,012)
Interest payable	(92,977)	230,079
Accrued expenses and other liabilities	(180,461)	600,777
Net cash provided by (used in) operating activities	263,258	(92,769,222)

Cash flows from financing activities
Deferred offering costs	—	(306,870)
Deferred credit facility fees	(25,000)	(1,086,129)
Borrowings under credit facilities	87,000,000	82,750,000
Repayments under credit facilities	(110,500,000)	(77,250,000)
Proceeds from reverse repurchase agreements	179,099,477	214,791,620
Repayments of reverse repurchase agreements	(195,117,913)	(234,680,689)
Dividends paid to shareholders	(5,405,487)	(6,307,829)
Offering costs	(51,399)	—
Net cash received from common stock issued	315,308	115,000,000
Net cash provided by (used in) financing activities	(44,685,014)	92,910,103

Net increase (decrease) in cash	(44,421,756)	140,881
Cash and cash equivalents at beginning of period	45,799,672	2,527,474
Cash and cash equivalents at end of period	$1,377,916	$2,668,355

Supplemental and non-cash financing cash flow information:
Taxes paid	$99,549	$1,400
Interest paid	688,172	182,986
Non-cash portfolio purchases	23,959,450	—
Non-cash dividend reinvestments	23,858,676	25,385,137

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited)

September 30, 2020

							% of
Portfolio			Acquisition	Principal/			Net
Companies	Sub-Industry	Investment Description(1),(5),(6),(11)	Date	Shares	Cost	Fair Value(2),(9)	Assets
Non-control/non-affiliate investments
Corporate Bond
TriplePoint Venture Growth BDC Corp.	Specialty Finance	Bonds, 5.75% Interest rate, due 7/15/2022 (3)	3/23/2020	$13,227	$253,095	$330,807	0.08%
Senior Secured Term Loans(13)
Aria Systems, Inc.	Application Software	Tranche I: LIBOR+9.00%, 11.35% floor, 4.50% ETP, due 12/15/2021	6/29/2018	25,000,000	25,439,021	25,501,606	6.42
		Tranche II: LIBOR+9.00%, 11.35% floor, 4.50% ETP, due 12/15/2021	3/31/2020	2,500,000	2,530,448	2,550,161	0.64
Brilliant Earth, LLC	Internet Retail	LIBOR+8.25%, 10.40% floor, 4.50% ETP, due 4/15/2023	9/30/2019	35,000,000	34,485,054	34,554,134	8.70
Circadence Corporation	Application Software	LIBOR+9.50%, 12.00% floor, 7.25% ETP, due 12/15/2022	12/20/2018	17,400,000	15,875,848	15,475,616	3.89
CloudPassage, Inc.	Data Processing & Outsourced Services	LIBOR+7.50%, 1.00% PIK, 10.00% floor, 2.75% ETP, due 6/13/2023 (4)	6/13/2019	7,596,407	7,473,129	7,423,069	1.87
CloudPay Solutions Ltd.	Human Resource & Employment Services	LIBOR+9.50%, 1.25% PIK, 11.25% floor, 3.00% ETP, due 12/15/2023 (3),(4),(12)	6/30/2020	25,066,897	24,595,065	24,595,065	6.19
Credit Sesame, Inc.	Specialized Consumer Services	Tranche I: LIBOR+8.35%, 10.25% floor, 2.50% ETP, due 12/15/2023	1/7/2020	35,000,000	34,528,438	34,210,399	8.61
		Tranche II: LIBOR+8.35% , 2.00% PIK on overadvance, 10.25% floor, due 5/15/2023 (4)	1/7/2020	9,460,505	9,460,505	9,247,076	2.33
Dejero Labs Inc.	System Software	LIBOR+9.25%, 11.75% floor, 4.50% ETP, due 5/31/2023 (3),(7)	5/31/2019	11,000,000	10,993,127	11,044,323	2.78
Dtex Systems, Inc.	Application Software	LIBOR+9.15%, 11.50% floor, 5.13% ETP, due 11/15/2021	6/1/2018	7,473,782	7,730,643	7,723,830	1.94
Echo 360 Holdings, Inc.	Education Services	Tranche I: LIBOR+9.25%, 12.05% floor, 4.00% ETP, due 5/3/2023	5/3/2019	14,000,000	14,003,870	14,090,946	3.55
		Tranche II: LIBOR+9.25%, 12.05% floor, 4.00% ETP, due 5/3/2023	5/3/2019	3,000,000	3,015,570	3,019,488	0.76
INRIX, Inc.	Internet Software and Services	Tranche I: LIBOR+8.00%, 10.50% floor, 2.50% ETP, due 7/15/2023	7/26/2019	20,000,000	19,821,226	19,565,347	4.92
		Tranche II: LIBOR+8.00%, 10.50% floor, 2.50% ETP, due 7/15/2023	7/26/2019	10,000,000	9,790,541	9,782,674	2.46
Longtail Ad Solutions, Inc. (dba JW Player)	Internet Software and Services	LIBOR+8.75%, 10.75% floor, 3.00% ETP, due 6/15/2023	12/12/2019	30,000,000	29,957,005	30,233,464	7.61
Massdrop, Inc.	Computer & Electronics Retail	LIBOR+8.25% PIK, 10.65% floor, 4.00% ETP, due 1/15/2023 (4)	7/22/2019	18,145,523	18,161,197	17,953,078	4.52
Mingle Healthcare Solutions, Inc.	Health Care Technology	LIBOR+9.50%, 11.75% floor, 10.00% ETP, due 8/15/2022	8/15/2018	4,416,667	4,613,531	4,551,228	1.15

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited) — (continued)

September 30, 2020

							% of
Portfolio			Acquisition	Principal/			Net
Companies	Sub-Industry	Investment Description(1),(5),(6),(11)	Date	Shares	Cost	Fair Value(2),(9)	Assets
Non-control/non-affiliate investments (continued)
Senior Secured Term Loans(14) (continued)
Mojix, Inc.	Application Software	Tranche I: LIBOR+12.00% PIK, 12.00% Floor, 5% ETP, due 5/15/2021 (4)	5/16/2017	$6,519,240	$6,502,036	$4,860,763	1.22%
		Tranche II: LIBOR+12% PIK, 11% Floor, 5% ETP, due 05/15/2021 (4)	8/3/2017	2,173,080	2,170,069	1,620,255	0.41
		Tranche III: LIBOR+12% PIK, 11% Floor, 5% ETP, due 05/15/2021 (4)	7/6/2018	542,721	543,783	404,654	0.10
		Tranche IV: LIBOR+12% PIK, 11% Floor, 5% ETP, due 05/15/2021 (4)	9/5/2018	541,964	542,215	404,090	0.10
		Tranche V: LIBOR+12% PIK, 11% Floor, 5% ETP, due 05/15/2021 (4)	1/28/2019	1,079,293	1,073,081	804,709	0.20
		Tranche VI: LIBOR+12.00% PIK, 10.50% floor, due 10/31/20 (4)	12/18/2019	1,034,143	1,034,143	771,060	0.19
		Tranche VII: LIBOR+12.00% PIK, 10.50% floor, due 10/31/20 (4)	5/1/2020	400,000	400,000	293,197	0.07
3DNA Corp. (dba NationBuilder)	Application Software	Tranche I: LIBOR+9.00%, 11.50% floor, 5.50% ETP, due 4/15/2023	12/28/2018	7,000,000	7,128,848	7,003,843	1.76
		Tranche II: LIBOR+9.00%, 11.50% floor, 5.50% ETP, due 4/15/2023	6/12/2019	500,000	509,961	500,274	0.13
Ouster, Inc.	Technology Hardware, Storage & Peripherals	LIBOR+8.50%, 10.75% floor, 5% ETP, due 5/15/2021	11/27/2018	7,000,000	6,995,376	7,133,940	1.80
Pivot3, Inc.	Data Processing & Outsourced Services	LIBOR+8.50% PIK, 11.00% floor, 4.00% ETP, due 11/15/2022 (4)	5/13/2019	20,762,326	20,934,787	18,957,002	4.77
Porch.com, Inc.	Application Software	LIBOR+8.50%, 2.00% PIK, 9.05% floor, 3.50% ETP, due 7/22/2024 (4)	7/22/2020	40,124,540	39,777,027	39,777,027	10.01
Scale Computing, Inc.	System Software	LIBOR+9.25%, 11.75% floor, 6.00% ETP, due 9/15/2022	3/29/2019	15,000,000	15,199,318	15,089,563	3.80
ShareThis, Inc.	Data Processing & Outsourced Services	Tranche I: LIBOR+9.25%, 11.60% floor, 3.00% ETP, due 12/31/2022	12/3/2018	19,250,000	18,683,875	18,672,431	4.70
		Tranche II: LIBOR+9.25%, 11.60% floor, 3.00% ETP, due 12/31/2022	1/7/2019	750,000	723,260	727,497	0.18
		Tranche III: LIBOR+9.25%, 11.60% floor, 3.00% ETP, due 12/31/2022	7/24/2019	1,000,000	954,013	969,996	0.24
		Tranche IV: LIBOR+8.25%, 10.60% floor, 3.00% ETP, due 12/31/2022	8/18/2020	1,000,000	992,538	969,996	0.24
The Kairn Corporation	Application Software	Tranche I: LIBOR+9.50% PIK, 10.81% floor, due 12/15/2022 (4)	3/24/2020	768,109	768,109	768,109	0.19
		Tranche II: Fixed 6.50% PIK, due 3/9/2027 (4)	3/9/2020	4,119,869	4,119,869	4,119,869	1.04
Total Senior Secured Term Loans					401,526,526	395,369,779	99.49
Preferred Stock
Aria Systems, Inc.	Application Software	Series G Preferred Stock (8)	7/10/2018	289,419	250,000	451,494	0.11
MTBC, Inc.	Health Care Technology	11% Series A Cumulative Redeemable Perpetual Preferred Stock	1/8/2020	760,000	18,687,450	16,870,000	4.25
Total Preferred Stock					18,937,450	17,321,494	4.36
Warrants(8)
AllClear ID, Inc.	Specialized Consumer Services	Warrant for Common Stock, exercise price $0.01/share, expires 9/1/2027	9/1/2017	870,514	1,749,733	857,456	0.22
Aria Systems, Inc.	Application Software	Warrant for Series G Preferred Stock, exercise price $0.8638/share, expires 6/29/2028	6/29/2018	2,170,641	770,578	2,772,022	0.70

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited) — (continued)

September 30, 2020

							% of
Portfolio			Acquisition	Principal/			Net
Companies	Sub-Industry	Investment Description(1),(5),(6),(11)	Date	Shares	Cost	Fair Value(2),(9)	Assets
Non-control/non-affiliate investments (continued)
Warrants(8) (continued)
Aspen Group Inc.	Education Services	Warrant for Common Stock, exercise price $6.87/share, expires 7/25/2022	7/25/2017	224,174	$583,301	$1,223,000	0.31%
Brilliant Earth, LLC	Internet Retail	Warrant for Class P Units, exercise price $5.25/share, expires 9/30/2029	9/30/2019	333,333	973,000	1,056,667	0.27
Circadence Corporation	Application Software	Warrant for Series A-6 Preferred Stock, exercise price $1.17/share, expires 12/20/2028	12/20/2018	1,538,462	3,630,000	3,198,965	0.80
		Warrant for Series A-6 Preferred Stock, exercise price $1.17/share, expires 10/31/2029	10/31/2019	384,615	845,540	799,741	0.20
CloudPassage, Inc.	Data Processing & Outsourced Services	Warrant for Series D-1 Preferred Stock, exercise price $1.60/share, expires 6/13/2029	6/13/2019	210,938	273,798	210,325	0.05
CloudPay Solutions Ltd.	Human Resource & Employment Services	Warrant for Series B Preferred Stock, exercise price $66.53/share, expires 6/30/2030 (3),(12)	6/30/2020	11,273	217,500	276,319	0.07
Credit Sesame, Inc.	Specialized Consumer Services	Warrant for Common Stock, exercise price $0.01/share, expires 1/7/2030	1/7/2020	191,601	424,800	634,791	0.16
Dejero Labs Inc.	System Software	Warrant for Common Stock, exercise price $0.01/share, expires 5/31/2029 (3),(7)	5/31/2019	333,621	192,499	247,023	0.06
Dtex Systems, Inc.	Application Software	Warrant for Series C-Prime Preferred Stock, exercise price $0.6000/share, expires 6/1/2025	6/1/2018	500,000	59,000	271,156	0.07
		Warrant for Series C-Prime Preferred Stock, exercise price $0.6000/share, expires 7/11/2026	7/11/2019	833,333	114,719	451,927	0.11
Echo 360 Holdings, Inc.	Education Services	Warrant for Series E Preferred Stock, exercise price $1.5963/share, expires 5/3/2029	5/3/2019	1,066,767	299,762	629,630	0.16
INRIX, Inc.	Internet Software and Services	Warrant for Common Stock, exercise price $9.29/share, expires 7/26/2029	7/26/2019	150,804	522,083	508,059	0.13
Longtail Ad Solutions, Inc. (dba JW Player)	Internet Software and Services	Warrant for Common Stock, exercise price $1.49/share, expires 12/12/2029	12/12/2019	322,997	38,800	203,165	0.05
Massdrop, Inc.	Computer & Electronics Retail	Warrant for B Series Preferred Stock, exercise price $1.1938/share, expires 7/22/2019	7/22/2019	848,093	183,188	205,239	0.05
Mingle Healthcare Solutions, Inc.	Health Care Technology	Warrant for Series AA Preferred Stock, exercise price $0.24/share, expires 8/15/2028	8/15/2018	1,625,000	492,375	—	—

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited) — (continued)

September 30, 2020

							% of
Portfolio			Acquisition	Principal/			Net
Companies	Sub-Industry	Investment Description(1),(5),(6),(11)	Date	Shares	Cost	Fair Value(2),(9)	Assets
Non-control/non-affiliate investments (continued)
Warrants(8) (continued)
Mojix, Inc.	Application Software	Warrant for Common Stock, exercise price $10.64/share, expires 5/16/2027	5/16/2017	164,427	$417,645	$—	—%
		Warrant for Series 1 Preferred Stock, exercise price $0.28/share, expires 12/17/2029	12/17/2019	358,849	—	—	—
		Warrant for Series 1 Preferred Stock, exercise price $0.28/share, expires 5/30/2029	5/30/2019	358,849	21,531	—	—
		Warrant for Series 1 Preferred Stock, exercise price $0.28/share, expires 12/20/28	12/20/2018	7,176,973	806,991	—	—
MTBC, Inc.	Health Care Technology	Warrant for Common Stock, exercise price $7.50/share, expires 1/8/2022	1/8/2020	1,000,000	435,000	3,234,000	0.81
		Warrant for Common Stock, exercise price $10.00/share, expires 1/8/2023	1/8/2020	1,000,000	837,000	2,745,000	0.69
3DNA Corp. (dba NationBuilder)	Application Software	Warrant for Series C-1 Preferred Stock, exercise price $1.4643/share, expires 12/28/2028	12/28/2018	273,164	104,138	63,113	0.02
Ouster, Inc.	Technology Hardware, Storage & Peripherals	Warrant for Series B Preferred Stock, exercise price $11.3158/share, expires 11/27/2028	11/27/2018	1,805,597	103,010	179,273	0.05
Pivot3, Inc.	Data Processing & Outsourced Services	Warrant for Series D Preferred Stock, exercise price $0.59/share, expires 5/13/2029	5/13/2019	2,033,898	216,610	—	—
Porch.com, Inc.	Application Software	Warrant for Series C Preferred Stock, exercise price $3.4961/share, expires 7/22/2030	7/22/2020	286,033	118,100	120,914	0.03
RealWear, Inc.	Technology Hardware, Storage & Peripherals	Warrant for Series A Preferred Stock, exercise price $4.4464/share, expires 10/5/2028	10/5/2018	112,451	135,841	—	—
		Warrant for Series A Preferred Stock, exercise price $4.4464/share, expires 12/28/2028	12/28/2018	22,491	25,248	—	—
		Warrant for Series A Preferred Stock, exercise price $6.78/share, expires 6/27/2029	6/27/2019	123,894	380,850	—	—
Scale Computing, Inc.	System Software	Warrant for Series F-1 Preferred Stock, exercise price $0.8031/share, expires 3/29/2029	3/29/2019	2,147,926	345,816	—	—
SendtoNews Video, Inc.	Advertising	Warrant for Class B Non-Voting Stock, exercise price $0.67/share, expires 6/30/2027 (3),(7)	6/30/2017	191,500	246,461	33,000	0.01
ShareThis, Inc.	Data Processing & Outsourced Services	Warrant for Series D-3 Preferred Stock, exercise price $2.4320/share, expires 12/3/2028	12/3/2018	647,615	2,162,000	2,162,000	0.54

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited) — (continued)

September 30, 2020

							% of
Portfolio			Acquisition	Principal/			Net
Companies	Sub-Industry	Investment Description(1),(5),(6),(11)	Date	Shares	Cost	Fair Value(2),(9)	Assets
Non-control/non-affiliate investments (continued)
Warrants(8) (continued)
The Kairn Corporation	Application Software	Warrant for Common Stock, exercise price $0.01/share, expires 3/9/2030	3/9/2020	81,177	$—	$—	—%
zSpace, Inc.	Technology Hardware, Storage & Peripherals	Warrant for Series E Preferred Stock, exercise price $0.90/share, expires 12/29/2027	12/29/2017	1,896,966	707,568	—	—
		Warrant for Series E Preferred Stock, exercise price $0.90/share, expires 2/11/2029	2/11/2019	2,806,830	411,528	—	—
Total Warrants					18,846,013	22,082,785	5.56
Total non-control/non-affiliate investments					439,563,084	435,104,865	109.49
U.S. Treasury		U.S. Treasury Bill, 0.05%, due 10/8/2020 (10)	9/25/2020	85,000,000	84,998,957	84,998,465	21.39
Total Investments					$524,562,041	$520,103,330	130.88%

U.S. Treasury Bills Sold Short		U.S. Treasury Bill, 0.065%, due 10/8/2020 (10)	9/30/2020	(26,000,000)	$(25,999,624)	$(25,999,624)	(6.54)%

(1)	Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates, as applicable. Unless otherwise indicated, all of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to the 3-Month London Interbank Offered Rate (“LIBOR”) or the U.S. Prime Rate. At September 30, 2020, the 3-Month LIBOR was 0.23% and the U.S. Prime Rate was 3.25%.
(2)	All investments in portfolio companies, which as of September 30, 2020 represented 109.49% of the Company’s net assets, are restricted as to resale and were valued at fair value as determined in good faith by the Company’s Board of Directors.
(3)	Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Non-qualifying assets represent 7.70% of total investments at fair value as of September 30, 2020. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying assets until such time as it complies with the requirements of Section 55(a) of the 1940 Act.
(4)	Represents a PIK security. PIK interest is accrued and will be paid at maturity.
(5)	All investments are valued using unobservable inputs, except Corporate Bonds and U.S. Treasury Bills, which are valued using observable inputs.
(6)	All investments are domiciled in the United States, unless otherwise noted.
(7)	Investment is domiciled in Canada.
(8)	Investments are non-income producing.
(9)	Investments are held at Fair Value net of the Fair Value of Unfunded Commitments. See Note 3 for additional detail.
(10)	Treasury bills with $85,000,000 in aggregate of par value were purchased pursuant to a 0.40% reverse repurchase agreement with Goldman Sachs dated September 25, 2020 and due to the Company on October 2, 2020, with a repurchase price to the Company of $84,574,977 collateralized by a 0.05% U.S. Treasury Bill due October 8, 2020 with an aggregate par value of $85,000,000 and fair value of $84,998,465. In addition, Treasury bills with $26,000,000 in aggregate of par value were sold pursuant to a 0.05% repurchase agreement with Goldman Sachs dated September 30, 2020 due to the Company on October 2, 2020 with a repurchase price to the Company of $25,999,610 collateralized by a 0.065% U.S. Treasury Bill due October 8, 2020 with an aggregate par value of $26,000,000 and fair value of $25,999,624.
(11)	Disclosures of end-of-term-payments (“ETP”) are one-time payments stated as a percentage of original principal amount.
(12)	Investment is domiciled in the United Kingdom.
(13)	The Credit Agreement (as defined in Note 10) is secured by a perfected first priority security interest in each of the Company’s senior secured term loan investments, except for the Mojix, Inc. and Pivot3, Inc. senior secured term loans.

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited) — (continued)

September 30, 2020

The following tables show the fair value of our portfolio of investments (excluding any U.S. Treasury Bills held) by geographic region and industry as of September 30, 2020:

	September 30, 2020
	Investments at	Percentage of
Geographic Region	Fair Value	Net Assets
Western United States	$223,225,400	56.17%
Northeastern United States	71,025,693	17.87
Northwestern United States	69,754,021	17.55
United Kingdom	24,871,384	6.26
South Central United States	19,814,458	4.99
Midwestern United States	15,089,563	3.80
Canada	11,324,346	2.85
Total	$435,104,865	109.49%

	September 30, 2020
	Investments at	Percentage of
Industry	Fair Value	Net Assets
Application Software	$120,708,395	30.37%
Internet Software & Services	60,292,709	15.17
Data Processing & Outsourced Services	50,092,316	12.60
Specialized Consumer Services	44,949,722	11.31
Internet Retail	35,610,801	8.96
Healthcare Technology	27,400,228	6.89
System Software	26,380,909	6.64
Human Resource & Employment Services	24,871,384	6.26
Education Services	18,963,064	4.77
Computer & Electronics Retail	18,158,317	4.57
Technology Hardware, Storage & Peripherals	7,313,213	1.84
Specialty Finance	330,807	0.08
Advertising	33,000	0.01
Total	$435,104,865	109.49%

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

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Notes to Financial Statements

Note 1 – Organization

Runway Growth Credit Fund Inc. (the “Company”) is a Maryland corporation that was formed on August 31, 2015. The Company is an externally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated, currently qualifies, and intends to continue to qualify as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

In October 2015, in connection with the Company’s formation, the Company issued and sold 1,667 shares of common stock to R. David Spreng, the President and Chief Executive Officer of the Company and Chairman of the Company’s Board of Directors, for an aggregate purchase price of $25,000. The sale of shares of common stock was approved by the unanimous consent of the Company’s sole director at the time. In December 2016, the Company completed the initial closing of capital commitments in its first private offering of shares of common stock to investors (the “Initial Private Offering”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), and other applicable securities laws. The final closing of the Initial Private Offering occurred on December 1, 2017. As of September 30, 2020, in connection with the Initial Private Offering, the Company had total capital commitments of $275,000,000 and had issued 18,241,157 shares of its common stock for a total purchase price of $275,000,000. The Company has issued an additional 4,223,182 shares as part of the dividend reinvestment program. Refer to Note 6 for further detail.

As of September 30, 2020, the Company had completed multiple closings under its second private offering (the “Second Private Offering”) and had accepted aggregate capital commitments of $174,673,500. The Company has issued 5,018,918 shares of its common stock for a total purchase price of $75,283,766 in connection with the Second Private Offering. In March 2020, the Company issued 2,103 shares as an additional direct investment by Runway Growth Holdings LLC, an affiliate of RGC, at a per-share price of $15.00 for total proceeds of $31,542.

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

Reverse Repurchase and Repurchase Agreements

The Company has, and may in the future, enter into reverse repurchase agreements, under the terms of a Master Repurchase Agreement, with selected commercial banks and broker-dealers, under which the Company acquires securities as collateral (debt obligation) subject to an obligation of the counterparty to repurchase and the Company to resell the securities (obligation) at an agreed upon time and price. The Company, through the custodian or a sub-custodian, receives delivery of the underlying securities collateralizing reverse repurchase agreements. The Company requires the custodian to take possession, to have legally segregated in the Federal Reserve Book Entry System, or to have segregated within the custodian’s vault, all securities held as collateral for reverse repurchase agreements. The Company and the counterparties are permitted to sell, re-pledge, or use the collateral associated with the transaction. It is the Company’s policy that the market value of the collateral be at least equal to 100 percent of the repurchase price in the case of a reverse repurchase agreement of one-day duration and 102 percent of the repurchase price in the case of all other reverse repurchase agreements. Upon an event of default under the terms of the Master Repurchase Agreement, both parties have the right to set-off. If the seller defaults or enters an insolvency proceeding, realization of the collateral by the Company may be delayed, limited or wholly denied.

Additionally, the Company has, and may in the future, enter into a repurchase agreement, under the terms of a Master Repurchase Agreement, with selected commercial banks and broker-dealers, under which the Company sells securities subject to an obligation of the Company to repurchase from the counterparty at an agreed upon time and price. The Company is required to provide securities to counterparties to collateralize repurchase agreements.

Pursuant to a reverse repurchase agreement with Goldman Sachs, which expired on October 2, 2020, the Company purchased a U.S. Treasury Bill, due October 8, 2020. The fair value of the related collateral that the Company received for this agreement was $84,998,465 at September 30, 2020. In addition, U.S. Treasury Bills with a par value of $26,000,000 and due October 8, 2020 were sold pursuant to a 0.05% repurchase agreement with Goldman Sachs dated September 30, 2020 and due to the Company on October 2, 2020 with a repurchase price to the Company of $25,999,610, collateralized by the 0.065% U.S. Treasury Bill with a fair value of $25,999,624. Such repurchase agreement, which expired October 2, 2020, is netted with the reverse repurchase agreement, and the U.S. Treasury Bill collateralizing the repurchase agreement is reflected as U.S. Treasury Bill sold short on the Statement of Assets and Liabilities. Pursuant to a reverse repurchase agreement with Goldman Sachs which expired on January 3, 2020, the Company purchased a U.S. Treasury Bill, due January 7, 2020. The value of the related collateral that the Company received for this agreement was $74,966,771 at December 31, 2019. At September 30, 2020 and December 31, 2019, the net repurchase liability was $58,575,366 and $74,593,802, respectively, which is reflected as Reverse repurchase agreement on the Statement of Assets and Liabilities.

Offsetting of Amounts Related to Certain Contracts

When the requirements of ASC 210-20-45-11 are met, the Company offsets certain fair value amounts recognized for net positions executed with the same counterparty under the same master netting arrangement. Reverse repurchase agreements and  repurchase agreements with the same counterparty and maturity are presented net in the Statement of Assets and Liabilities when the terms of the agreements permit netting. At September 30, 2020, the Company offset, as permitted under ASC 210-20-45-11, its reverse repurchase agreement with Goldman Sachs due October 2, 2020 with a fair value of $84,574,976 with its repurchase agreement with Goldman Sachs due to the Company on October 2, 2020 with a repurchase price to the Company of $25,999,610, resulting in a net repurchase liability with Goldman Sachs fair valued at $58,575,366 at September 30, 2020.

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

The Company currently holds, and expects to hold in the future, some investments in its portfolio that contain payment-in-kind (“PIK”) interest provisions. PIK interest is computed at the contractual rate specified in each loan agreement and is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount of income the Company is required to distribute to stockholders to maintain its qualification as a RIC for U.S. federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing cash interest, PIK interest, and dividend income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or through a restructuring such that the interest and dividend income is deemed to be collectible. As of September 30, 2020, and December 31, 2019, the Company had not written off any accrued and uncollected PIK interest and dividends. As of September 30, 2020, the Company had one loan on non-accrual status with total interest of $1,098,295 that would have been accrued into income. Had the loan not been on non-accrual status, $800,645 would be payable, and $297,650 would constitute original issue discount. For the three and nine months ended September 30, 2020, approximately 11.0% and 5.7%, respectively, of the Company’s total investment income was attributable to non-cash PIK interest and dividend income. For the three and nine months ended September 30, 2019, approximately 2.4% and 2.0%, respectively, of the Company’s total investment income was attributable to non-cash PIK interest and dividend income.

Valuation of Investments

The Company measures the value of its investments at fair value in accordance with ASC Topic 820, Fair Value Measurements and Disclosure (“ASC Topic 820”), issued by the FASB. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The COVID-19 pandemic and its resultant impact on economic activity and capital market volatility has impacted and may continue to have an impact on the fair market values of our portfolio investments. As a result, the fair market values of our portfolio investments may be negatively impacted after September 30, 2020 by circumstances and events that are not yet known, including the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. Our valuation process carefully considers the impact of COVID-19-related uncertainties in the various inputs utilized in the determination of the fair market value of our portfolio investments.

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

Income Taxes

The Company elected to be treated as a RIC under Subchapter M of the Code beginning with its taxable year ended December 31, 2016, and currently qualifies and intends to continue to qualify for the tax treatment applicable to

RICs. Generally, a RIC is not subject to U.S. federal income taxes on distributed income and gains so long as it meets certain source-of-income and asset diversification requirements and it distributes at least 90% of its net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any, to its stockholders. So long as the Company obtains and maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the financial statements of the Company. The Company intends to make sufficient distributions to maintain its RIC status each year and it does not anticipate paying any material U.S. federal income taxes in the future.

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

Per Share Information

Basic and diluted earnings per common share is calculated using the weighted-average number of common shares outstanding for the period presented. For the three and nine months ended September 30, 2020 and 2019, basic and diluted earnings per share of common stock were the same because there were no potentially dilutive securities outstanding. Per share data is based on the weighted-average shares outstanding.

Distributions

The Company generally intends to distribute, out of assets legally available for distribution, substantially all of its available earnings, on a quarterly basis, subject to the discretion of the Board of Directors. For the three and nine months ended September 30, 2020, the Company declared dividends in the amount of $9,697,099 and $29,264,163, respectively, of which $1,762,387 and $5,405,487, respectively, was distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s dividend reinvestment plan. For the three and nine months ended September 30, 2019, the Company declared dividends in the amount of $9,722,744 and $31,855,046, respectively, of which $1,987,041 and $6,469,908, respectively, was distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s dividend reinvestment plan. Of the distributions for the three and nine months ended September 30, 2019, $8,911,541 and $31,043,843, respectively, was paid as of September 30, 2019, of which $1,824,961 and $6,307,828, respectively, was cash distributed and the remainder distributed in shares to stockholders pursuant to the Company’s dividend reinvestment plan. The remainder of the distributions declared during the three months ended September 30, 2019 was paid on November 12, 2019 in the amount of $162,080 in cash and $649,123 in common stock.

Organization and Offering Costs

Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services and other fees pertaining to the Company’s organization, all of which are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s private placement memorandum and other offering documents, including travel-related expenses related to the Initial Private Offering. Pursuant to the investment advisory agreement between the Company and RGC, as subsequently amended and restated (the “Amended Advisory Agreement”), the Company and RGC agreed that organization and offering costs incurred in connection with the Initial Private Offering would be borne by the Company up to a maximum amount of $1,000,000, provided that the amount of such costs in excess of $1,000,000 would be paid by RGC. As of December 31, 2016, the Company had already incurred the maximum amount of $1,000,000 in organization and offering costs incurred in connection with the Initial Private Offering. As a result, for the quarter ended September 30, 2020, the Company did not incur any organization or offering expenses in connection with the Initial Private Offering.

Offering costs related to new or follow-on offerings, including the Second Private Offering, were accumulated and charged to additional paid in capital at the time of closing beginning in 2019. These offering costs related to the Second Private Offering are subject to a cap of $600,000, excluding placement agent fees which have no cap, and of which the Company will bear the cost. Offering costs incurred by the Company in excess of $600,000 for the Second Private Offering, excluding placement agent fees, will be reimbursed by RGC. As of September 30, 2020 and December 31, 2019, respectively, the Company had accumulated and recorded $561,426 and $510,027 of deferred offering costs. As of each of September 30, 2020 and December 31, 2019, $123,009 in placement agent fees had been incurred.

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

At September 30, 2020, the Company had $26,085,569 in unfunded loan commitments to provide debt financing to its portfolio companies. The balance of unfunded commitments to extend financing as of September 30, 2020 was as follows:

Portfolio Company	Investment Type	September 30, 2020
Brilliant Earth, LLC	Senior Secured Term Loan	$5,000,000
CloudPassage, Inc.	Senior Secured Term Loan	2,500,000
CloudPay Solutions Ltd.	Senior Secured Term Loan	5,000,000
Credit Sesame, Inc.	Revolving Line	585,569
Dtex Systems, Inc.	Senior Secured Term Loan	7,000,000
INRIX, Inc.	Senior Secured Term Loan	3,000,000
Pivot3, Inc.	Senior Secured Term Loan	2,000,000
ShareThis, Inc.	Senior Secured Term Loan	1,000,000
Total unused commitments to extend financing		$26,085,569

As of the date hereof, the amount of unfunded commitments that the Company’s  portfolio companies are eligible to borrow under terms of the applicable loan and security agreements equals $4,163,527.

At December 31, 2019, the Company had $40,000,000 in unfunded loan commitments to provide debt financing to its portfolio companies.

The Company’s management believes that its available cash balances, availability under the Credit Agreement and/or ability to drawdown capital from investors provides sufficient funds to cover its unfunded commitments as of September 30, 2020. The Company has evaluated the expected net future cash flows related to unfunded commitments and determined the fair value to be zero as of September 30, 2020 and December 31, 2019.

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

Note 5 – Net Increase in Net Assets Resulting from Operations per Common Share

The following information sets forth the computation of basic income per common share for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Net increase in net assets resulting from operations	$10,909,028	$4,721,354	$26,230,561	$19,171,066
Weighted-average shares outstanding for the period
Basic	27,271,559	19,990,416	26,603,966	17,520,157
Diluted	27,271,559	19,990,416	26,603,966	17,520,157
Per Share Data(1):
Basic and diluted income per common share
Basic	$0.40	$0.24	$0.99	$1.09
Diluted	$0.40	$0.24	$0.99	$1.09

(1)	Per share data is based on average weighted shares outstanding.

Note 6 – Net Assets

The Company has the authority to issue 100,000,000 shares of common stock, $0.01 par value per share. The shares of common stock issued, the price per share and the proceeds raised, from inception through September 30, 2020, are detailed in the following table:

	Shares	Price Per
Issuance Date	Issued	Share	Gross Proceeds
October 8, 2015	1,667	$15.00	$25,000
December 22, 2016	333,333	15.00	5,000,000
April 19, 2017	1,000,000	15.00	15,000,000
June 26, 2017	1,666,667	15.00	25,000,000
September 12, 2017	2,666,667	15.00	40,000,000
December 22, 2017	3,000,000	15.00	45,000,000
May 31, 2018(1)	70,563	14.82	1,045,570
August 31, 2018(1)	117,582	14.92	1,754,244
September 27, 2018	1,997,337	15.02	30,000,000
November 15, 2018(1)	202,779	15.07	3,055,498
January 14, 2019	4,344,964	15.19	66,000,000
March 26, 2019(1)	326,431	15.14	4,942,168
May 21, 2019(1)	374,783	15.13	5,670,467
May 24, 2019	3,232,189	15.16	49,000,000
July 16, 2019(1)	464,986	15.13	7,035,236
August 26, 2019(1)	480,121	14.76	7,088,143
October 15, 2019	1,666,667	15.00	25,000,000
November 12, 2019(1)	43,979	14.76	649,123
December 20, 2019	3,333,333	15.00	50,000,000
December 23, 2019(1)	487,166	14.52	7,073,650
March 20, 2020(1)	575,132	14.58	8,385,423
March 31, 2020	21,021	15.00	315,308
May 21, 2020(1)	529,020	14.25	7,538,541
August 6, 2020(1)	550,639	14.41	7,934,712
Total	27,487,026		$412,513,084

(1)	Shares were issued as part of the dividend reinvestment plan.

At September 30, 2020 and December 31, 2019, the Company had total commitments of $275,000,000 under the Company’s Initial Private Offering, all of which had been drawn as of September 30, 2020 and December 31, 2019. Between September 14, 2019 and September 30, 2020, the Company accepted $174,673,500 in capital commitments under its Second Private Offering. As of September 30, 2020 and December 31, 2019, respectively, $75,283,766 and $75,000,000 of capital commitments under the Second Private Offering had been drawn. In March 2020, the Company issued 2,103 shares as an additional direct investment of $15.00 per share for total proceeds of $31,542 by Runway Growth Holdings LLC, an affiliate of RGC.

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

RGC earned base management fees of $1,721,913 and $5,017,590 for the three and nine months ended September 30, 2020, respectively and $1,238,835 and $3,645,085 for the three and nine months ended September 30, 2019, respectively.

Incentive Fee

The incentive fee, which provides RGC with a share of the income that RGC generates for the Company, consists of an investment-income component and a capital-gains component, which are largely independent of each other, with the result that one component may be payable even if the other is not.

Under the investment-income component (the “Income Incentive Fee”), the Company pays RGC each quarter an incentive fee with respect to the Company’s Pre-Incentive Fee net investment income. The Income Incentive Fee is calculated and payable quarterly in arrears based on the Pre-Incentive Fee net investment income for the immediately preceding fiscal quarter. Payments based on Pre-Incentive Fee net investment income will be based on the Pre-Incentive Fee net investment income earned for the quarter. For this purpose, “Pre-Incentive Fee net investment income” means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial and consulting fees or other fees that the Company receives from portfolio companies) that the Company accrues during the fiscal quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement with the Administrator (the

“Administration Agreement”), and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee); provided however, that Pre-Incentive Fee net investment income will be reduced by multiplying the Pre-Incentive Fee net investment income earned for the quarter by a fraction, the numerator of which is the Company’s average daily Gross Assets during the immediately preceding fiscal quarter minus average daily borrowings during the immediately preceding fiscal quarter, and the denominator of which is the Company’s average daily Gross Assets during the immediately preceding fiscal quarter. Pre-Incentive Fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero coupon securities), accrued income the Company has not yet received in cash; provided, however, that the portion of the Income Incentive Fee attributable to deferred interest features will be paid, only if and to the extent received in cash, and any accrual thereof will be reversed if and to the extent such interest is reversed in connection with any write off or similar treatment of the investment giving rise to any deferred interest accrual, applied in each case in the order such interest was accrued. Such subsequent payments in respect of previously accrued income will not reduce the amounts payable for any quarter pursuant to the calculation of the Income Incentive Fee described above. Pre-Incentive Fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Pre-Incentive Fee net investment income, expressed as a rate of return on the value of the Company’s net assets (defined as total assets less liabilities) at the end of the immediately preceding fiscal quarter, will be compared to a “hurdle rate” of 2.0% per quarter (8.0% annualized). The Company pays RGC an Income Incentive Fee with respect to the Company’s Pre-Incentive Fee net investment income in each calendar quarter as follows: (1) no Income Incentive Fee in any calendar quarter in which the Company’s Pre-Incentive Fee net investment income does not exceed the hurdle rate of 2.0%; (2) 80% of the Company’s Pre-Incentive Fee net investment income with respect to that portion of such Pre-Incentive Fee net investment income, if any, that exceeds the hurdle rate but is less than 2.667% in any calendar quarter (10.668% annualized) (the portion of the Company’s Pre-Incentive Fee net investment income that exceeds the hurdle but is less than 2.667% is referred to as the “catch-up”; the “catch-up” is meant to provide RGC with 20.0% of the Company’s Pre-Incentive Fee net investment income as if a hurdle did not apply if the Company’s Pre-Incentive Fee net investment income exceeds 2.667% in any calendar quarter (10.668% annualized)); and (3) 20.0% of the amount of the Company’s Pre-Incentive Fee net investment income, if any, that exceeds 2.667% in any calendar quarter (10.668% annualized) payable to RGC (once the hurdle is reached and the catch-up is achieved, 20.0% of all Pre-Incentive Fee net investment income thereafter is allocated to RGC).

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

RGC earned incentive fees of $1,650,930 and $4,871,907, respectively, for the three and nine months ended September 30, 2020; $1,126,379 and $3,659,134, respectively, of the incentive fees for the three and nine months ended September 30, 2020 were earned, payable in cash, and $524,551 and $1,212,773, respectively, of the incentive fees for the three and nine months ended September 30, 2020 were accrued and generated from deferred interest (i.e., PIK interest and certain discount accretion) and are only payable pending receipt of cash by the Company. RGC earned incentive fees of $1,669,053 and $6,285,048, respectively, for the three and nine months ended September 30, 2019; $1,120,903 and  $5,126,159, respectively, of the incentive fees for the three and nine months ended September 30, 2019 were earned, payable in cash, and $548,150 and $1,158,889, respectively, of the incentive fees for the three and nine months ended September 30, 2019 were accrued and deferred (i.e., PIK interest and certain discount accretion) and are only payable pending receipt of cash by the Company.

The capital gains incentive fee consists of fees related to realized gains, realized capital losses and unrealized capital depreciation. With respect to the incentive fee expense accrual related to the capital gains incentive fee, U.S. GAAP requires that the capital gains invective fee accrual consider the cumulative aggregate unrealized appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized appreciation were realized even though such unrealized appreciation is not permitted to be considered in calculating the fee actually payable under the Amended Advisory Agreement. As of each of September 30, 2020 and December 31, 2019, there was no capital gains incentive fee accrued, earned or payable to RGC under the Amended Advisory Agreement.

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

The Company reimbursed the Administrator $127,095 and $433,424 during the three and nine months ended September 30, 2020, respectively. As of September 30, 2020, the Company had accrued a payable to the Administrator of $124,215. Of the total amount reimbursed and accrued during the three and nine months ended September 30, 2020, $136,826 and $411,520, respectively, was related to overhead allocation expense. The Company reimbursed the Administrator $281,849 and $846,296 during the three and nine months ended September 30, 2019, respectively. As of September 30, 2019, the Company accrued a payable to the Administrator of $111,685. Of the total amount reimbursed and accrued during the three and nine months ended September 30, 2019, $207,345 and $567,121, respectively, was related to overhead allocation expense. The Company reimbursed the Administrator $1,168,188 during the year ended December 31, 2019 and the Company had accrued a net payable to the Administrator of $81,537 as of December 31, 2019. Administration fees, which include fees payable by the Administrator to third-party service providers who provide additional administration services for the Company, were $132,715 and $378,395 for the three and nine months ended September 30, 2020, respectively. Administration fees, which include fees payable by the Administrator to third-party service providers who provide additional administration services for the Company, were $97,995 and $382,860 for the three and nine months ended September 30, 2019, respectively.

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

Oaktree Strategic Relationship

In December 2016, RGC entered into a strategic relationship with Oaktree Capital Management, L.P. (“Oaktree”). In connection with the strategic relationship, OCM Growth Holdings, LLC, a Delaware limited liability company (“OCM”) managed by Oaktree, made an initial $125.0 million capital commitment to the Company, which was subsequently increased to $139.0 million (the “Initial OCM Commitment”). On September 14, 2019, in connection with the Second Private Offering, the Company accepted a capital commitment from OCM in the amount of $112.5 million (the “Subsequent OCM Commitment and, together with the Initial OCM Commitment, the “OCM Commitment”). OCM has granted a proxy to the Company pursuant to which the shares held by OCM will be voted in the same proportion as the Company’s other stockholders vote their shares.

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

Note 8 – Fair Value Measurements

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820. See Note 2 for discussion of the Company’s valuation policies.

The following tables present information about the Company’s assets and liabilities measured at fair value as of September 30, 2020 and December 31, 2019, respectively:

	As of September 30, 2020 (Unaudited)
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Corporate Bonds	$—	$330,807	$—	$330,807
Senior Secured Term Loans	—	—	395,369,779	395,369,779
Preferred Stock	—	—	17,321,494	17,321,494
Warrants	—	—	22,082,785	22,082,785
Total Portfolio Investments	—	330,807	434,774,058	435,104,865
U.S. Treasury Bill	84,998,465	—	—	84,998,465
Total Investments	$84,998,465	$330,807	$434,774,058	$520,103,330

U.S. Treasury Bill Sold Short	$(25,999,624)	$—	$—	$(25,999,624)

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Term Loans	$—	$—	$349,570,424	$349,570,424
Preferred Stock	—	—	437,515	437,515
Warrants	—	—	18,008,337	18,008,337
Total Portfolio Investments	—	—	368,016,276	368,016,276
U.S. Treasury Bill	99,965,423	—	—	99,965,423
Total Investments	$99,965,423	$—	$368,016,276	$467,981,699

The Company recognizes transfers into and out of the levels indicated above at the end of each reporting period. There were no transfers into or out of the levels during the period ended September 30, 2020 and the year ended December 31, 2019.

The following table presents a rollforward of Level 3 assets measured at fair value as of September 30, 2020:

	Preferred	Senior Secured
	Stock	Term Loans	Warrants	Total
Fair value at December 31, 2019	$437,515	$349,570,424	$18,008,337	$368,016,276
Amortization of fixed income premiums or accretion of discounts	—	6,790,922	—	6,790,922
Purchases of investments(1)	18,687,450	120,300,988	2,129,500	141,117,938
Sales or repayments of investments(1)	—	(76,114,572)	(2,849,949)	(78,964,521)
Realized gain (loss)	—	(7,835,899)	1,182,651	(6,653,248)
Change in unrealized appreciation (depreciation)	(1,803,471)	2,657,916	3,612,246	4,466,691
Fair value at September 30, 2020	$17,321,494	$395,369,779	$22,082,785	$434,774,058
Change in unrealized appreciation (depreciation) on Level 3 investments still held as of September 30, 2020	$13,979	$3,299,020	$(1,366,380)	$1,946,619

(1)	Includes PIK interest, reorganization and restructuring of investments.

The following table presents a rollforward of Level 3 assets measured at fair value as of September 30, 2019:

	Preferred	Senior Secured
	Stock	Term Loans	Warrants	Total
Fair value at December 31, 2018	$461,826	$208,539,353	$15,247,210	$224,248,389
Amortization of fixed income premiums or accretion of discounts	—	3,118,238	—	3,118,238
Purchases of investments(1)	—	33,746,337	1,077,782	34,824,119
Sales or repayments of investments(1)	—	(17,374,776)	(92,353)	(17,467,129)
Realized gain	—	—	—	—
Change in unrealized appreciation (depreciation)	—	(670,639)	(1,569,871)	(2,240,510)
Fair value at September 30, 2019	$461,826	$227,358,513	$14,662,768	$242,483,107
Change in unrealized appreciation (depreciation) on Level 3 investments still held as of September 30, 2019	$—	$(92,109)	$(1,122,860)	$(1,214,969)

(1)	Includes PIK interest, reorganization and restructuring of investments.

The following table provides quantitative information regarding Level 3 fair value measurements as of September 30, 2020:

				Range
Description	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average)
Preferred Stock	$17,321,494	Recent private market and merger and acquisition transaction prices	N/A	N/A
Senior Secured Term Loans(1)	367,254,049	Discounted Cash Flow analysis	Discount Rate	12.3%-100.0% (16.1%)
		Market approach	Origination yield	11.5%-100.1% (15.1%)
	28,115,730	PWERM	Discount Rate	0.0%-21.7% (19.5%)
Warrants(2)	16,398,219	Black Scholes model	Risk-free interest rate	0.1%-0.8% (0.1%)
			Average industry volatility	35.0%-70.0% (51.8%)
			Estimated time to exit	0.5 years-9.4 years (1.6 years)
	5,684,566	PWERM	Discount Rate	11.9%-35.0% (26.7%)
Total Level 3 Investments	$434,774,058

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2019:

				Range
Description	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average)
Preferred Stock	$437,515	Recent private market and merger and acquisition transaction prices	N/A	N/A
Senior Secured Term Loans(1)	336,388,211	Discounted Cash Flow analysis	Discount rate	12.3%–28.0% (16.8%)
		Market approach	Origination yield	12.3%–26.0% (14.5%)
	13,182,213	PWERM	Discount rate	30.5%–36.2% (32.6%)
Warrants(2)	12,695,414	Black-Scholes model	Risk-free interest rate	1.6%–1.8% (1.6%)
			Average industry volatility	30.0%–60.0% (41.2%)
			Estimated time to exit	0.5 years–5.9 years (3.1 years)
	5,312,923	PWERM	Discount Rate	20.7% - 45.0% (32.6%)
Total Level 3 Investments	$368,016,276

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

For the three and nine months ended September 30, 2020, the weighted average outstanding debt balance was $47,657,609 and $18,596,715 respectively, and the weighted average effective interest rate under the Credit Agreement was 3.30% and 3.60%, respectively.

As of September 30, 2020, the Company had $37,500,000 outstanding under the Credit Agreement with maturity as follows:

	Date of
Loan Facility	Advance	Due Date	Amount	Rate
KeyBank National Association Loan Facility	6/30/2020	5/31/2022	$37,500,000	3.30%
			$37,500,000

As of December 31, 2019, the Company had $61,000,000 outstanding under the Credit Agreement with maturity as follows:

	Date of
Loan Facility	Advance	Due Date	Amount	Rate
KeyBank National Association Loan Facility	12/31/2019	5/31/2022	$61,000,000	5.10%
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

Note 11 – Financial Highlights

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Data(1):
Net asset value at beginning of period	$14.41	$14.76	$14.58	$15.14
Net investment income(3)	0.35	0.38	1.02	1.54
Realized gain (loss)	0.04	—	(0.20)	0.03
Change in unrealized appreciation (depreciation)	0.01	(0.14)	0.17	(0.47)
Dividends	(0.36)	(0.49)	(1.10)	(1.82)
Accretion (Dilution)(4)	0.01	0.01	(0.01)	0.10
Net asset value at end of period	$14.46	$14.52	$14.46	$14.52
Total return based on net asset value(2)	0.35% %	(0.02)%	(0.82)%	(4.08)%
Weighted-average shares outstanding for period, basic	27,271,559	19,990,416	26,603,966	17,520,157
Ratio/Supplemental Data:
Net assets at end of period	$397,402,204	$295,070,551	$397,402,204	$295,070,551
Average net assets(5)	$394,021,686	$295,926,068	$386,295,481	$265,224,233
Annualized ratio of net operating expenses to average net assets(6),(7)	3.48%	4.13%	4.34%	5.97%
Annualized ratio of net increase (decrease) in net assets resulting from operations to average net assets(7)	12.23%	8.00%	9.46%	10.46%

(1)	Financial highlights are based on weighted-average shares outstanding.
(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.
(3)	Return from investment operations was 2.43% and 2.57% for the three months ended September 30, 2020 and 2019, respectively. Return from investment operations was 7.00% and 10.17% for the nine months ended September 30, 2020 and 2019, respectively. Return from investment operations represents returns on net investment income (loss) from operations.
(4)	Return from accretion was 0.07% and 0.04% for the three months ended September 30, 2020 and 2019, respectively. Return from accretion was (0.06)% and 0.68% for the nine months ended September 30, 2020 and 2019, respectively.
(5)	The annualized ratio of net investment income to average net assets was 10.83% and 11.74% for the three months ended September 30, 2020 and 2019, respectively. The annualized ratio of net investment income to average net assets was 9.74% and 14.38% for the nine months ended September 30, 2020 and 2019, respectively. Incentive fees are not annualized.

(6)	The annualized ratio of net operating expenses excluding incentive fees, to average net assets was 3.06% and 3.57% for the three months ended September 30, 2020 and 2019, respectively. The annualized ratio of net operating expenses excluding incentive fees, to average net assets was 3.08% and 3.60% for the nine months ended September 30, 2020 and 2019, respectively.
(7)	Incentive fees are not annualized.

Note 12 - Subsequent Events

The Company evaluated events subsequent to September 30, 2020 through November 12, 2020.

On October 1, 2020 the Company declared a dividend of $0.38 per share payable on November 12, 2020 to shareholders of record as of October 1, 2020. The Company set September 30, 2020 as the valuation date for shares issued in connection with the dividend pursuant to the Company’s dividend reinvestment plan.

On October 2, 2020, the Company delivered a capital drawdown notice to investors relating to the sale of 3,333,333 shares of common stock, for an aggregate offering price of $50,000,000. The sale closed on October 15, 2020.

On October 2, 2020, the Company funded an investment of $2,000,000 to Pivot3, Inc.

On October 19, 2020, the Company funded an investment of $45,000,000 to FiscalNote, Inc.

On November 10, 2020, Company entered into an amendment (the “Credit Facility Amendment”) to the Credit Agreement. The Credit Facility Amendment amended the Credit Agreement to, among other things: (i) increase the size of the aggregate commitments under the Credit Facility to $175 million from $100 million; (ii) add MUFG Union Bank, N.A. as a new lender and co-documentation agent under the Credit Agreement; (iii) revise the interest rate margin to be 3.00% for the remaining term of the Credit Facility regardless of the Credit Facility average utilization or the number of unaffiliated obligors on loans in the collateral; (iv) permit the Company to obtain a future subscription line of credit of up to $50 million; (v) revise the LIBOR replacement provisions; (vi) implement a 0.50% LIBOR floor and benchmark replacement rate floor on borrowings under the Credit Agreement; and (vii) revise certain of the borrowing base concentration limits. Borrowing under the Credit Facility remains subject to the leverage restrictions contained in the 1940 Act.

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to the COVID-19 pandemic. The outbreak of the COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Such actions are creating disruption in global supply chains and adversely impacting a number of industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic presents material uncertainty and risks with respect to the underlying value of the Company’s portfolio companies, the Company’s business, financial condition, results of operations and cash flows, such as the potential negative impact to financing arrangements, increased costs of operations, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. The volatility and disruption to the global economy from the COVID-19 pandemic has affected, and is expected to continue to affect, the pace of our investment activity, which may have a material adverse impact on our results of operations. Such volatility and disruption have also led to the increased credit spreads in the private debt capital markets. Further, the operational and financial performance of the portfolio companies in which we make investments may continue to be significantly impacted by the COVID-19 pandemic, which may in turn continue to impact the valuation of our investments. As a result, the long term impacts of the COVID-19 pandemic may not yet be fully reflected in the valuation of our investments and the fair value of our portfolio investments may be further negatively impacted after September 30, 2020 by circumstances and events that are not yet known, including the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses after September 30, 2020, which could have a material adverse effect on our business, financial condition and results of operations.

Accordingly, the Company cannot predict the ultimate extent to which its financial condition and results of operations will be affected at this time. The continuing impact on the Company’s results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors, and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including changes from the impact of the current COVID-19 pandemic;
●	our ability to continue to effectively manage our business due to the disruptions caused by the current COVID-19 pandemic;
●	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
●	such an economic downturn could disproportionately impact the companies that we intend to target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies;
●	a contraction of available credit and/or an inability to access the equity markets that could impair our lending and investment activities, including as a result of the COVID-19 pandemic;
●	interest rate volatility that could adversely affect our results, particularly to the extent that we use leverage as part of our investment strategy;
●	currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;
●	our future operating results, including our ability to achieve objectives as a result of the COVID-19 pandemic;
●	our business prospects and the prospects of our portfolio companies, including the impact of the COVID-19 pandemic thereon;
●	our contractual arrangements and relationships with third parties;
●	the ability of our portfolio companies to achieve their objectives, including as a result of the COVID-19 pandemic;
●	competition with other entities and our affiliates for investment opportunities;
●	the speculative and illiquid nature of our investments;
●	the use of borrowed money to finance a portion of our investments;
●	the adequacy of our financing sources and working capital;
●	the loss of key personnel;

●	the timing of cash flows, if any, from the operations of our portfolio companies and the impact of the COVID-19 pandemic thereon;
●	the ability of our external investment adviser, Runway Growth Capital LLC (“RGC”), to locate suitable investments for us and to monitor and administer our investments and the impacts of the COVID-19 pandemic thereon;
●	the ability of RGC to attract and retain highly talented professionals;
●	our ability to maintain our qualification as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”);
●	the occurrence of a disaster, such as a cyber-attack against us or against a third party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster-recovery systems, or consequential employee error; the effect of legal, tax and regulatory changes; and
●	the other risks, uncertainties and other factors we identify under “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2019 and in our other filings with the Securities and Exchange Commission (the “SEC”).

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

Overview

We are an externally managed, non-diversified closed-end investment management company that was formed on August 31, 2015 as a corporation under the laws of the State of Maryland. We have elected to be regulated as a BDC under the 1940 Act. In addition, we have elected to be treated, currently qualify, and intend to continue to qualify as a RIC under Subchapter M of the Code. If we fail to qualify as a RIC for any taxable year, we will be subject to corporate-level U.S. federal income tax on any net taxable income for such year. As a BDC and a RIC, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source-of-income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our investment company taxable income and net tax-exempt interest.

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

We commenced investment activities in portfolio securities during the quarter ended June 30, 2017, and we commenced investment activities in U.S. Treasury Bills during the quarter ended December 31, 2016. In October 2015, in connection with our formation, we issued and sold 1,667 shares of our common stock to R. David Spreng, our President, Chief Executive Officer and Chairman of our Board of Directors, for an aggregate purchase price of $25,000. In December 2016, we completed the initial closing of capital commitments in the Initial Private Offering, in connection with which we called capital and issued 333,333 shares of our common stock to investors for an aggregate purchase price of $5,000,000. The final closing of the Initial Private Offering occurred on December 1, 2017. As of September 30, 2020, in connection with the Initial Private Offering, we had total capital commitments of $275,000,000 and had issued 18,241,157 shares of our common stock to stockholders for a total purchase price of $275,000,000.

As of September 30, 2020, we had completed multiple closings under the Company’s second private offering (the “Second Private Offering”) and had accepted capital commitments of $174,673,500. As of September 30, 2020, in connection with the Second Private Offering, we have issued an aggregate of 5,018,918 shares for a total purchase price of $75,283,766. In March 2020, we issued 2,103 shares as an additional direct investment of $31,542 by Runway Growth Holdings LLC, an affiliate of RGC.

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

Portfolio Composition and Investment Activity

Portfolio Composition

At September 30, 2020, we had investments in 28 portfolio companies, representing 21 companies where we held loan and warrant investments, six companies where we held warrant investments only, one company where we held bonds, and we held one U.S. Treasury Bill. At December 31, 2019, we had investments in 25 portfolio companies, representing 21 companies where we held loan and warrant investments, four companies where we held warrant interest only, and held two U.S. Treasury Bills. The following table shows the fair value of our investments and U.S. Treasury Bills sold short, by asset class, as of September 30, 2020 and December 31, 2019:

	September 30, 2020 (Unaudited)			December 31, 2019
			Percentage			Percentage
			of Total			of Total
Investments	Cost	Fair Value	Portfolio	Cost	Fair Value	Portfolio
Portfolio Investments
Corporate Bonds	$253,095	$330,807	0.1%	$—	$—	—%
Senior Secured Term Loans	401,526,526	395,369,779	76.0	358,385,089	349,570,424	74.6
Preferred Stock	18,937,450	17,321,494	3.3	250,000	437,515	0.1
Warrants	18,846,013	22,082,785	4.2	18,383,811	18,008,337	3.9
Total Portfolio Investments	439,563,084	435,104,865	83.7	377,018,900	368,016,276	78.6

U.S. Treasury Bill	84,998,956	84,998,464	16.3	99,982,765	99,965,423	21.4
Total Investments	$524,562,040	$520,103,329	100.0%	$477,001,665	$467,981,699	100.0%

U.S. Treasury Bill Sold Short	$(25,999,624)	$(25,999,624)	(5.0)%	$—	$—	—%

Investment Activity

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments as well as repayments and sales of existing investments. During the nine months ended September 30, 2020, the Company funded $150.8 million in eight new portfolio companies and $14.9 million in six existing portfolio companies. The Company also received $76.1 million in loan repayments from eight portfolio companies and $2.9 million in proceeds from the termination of warrants.

Portfolio Reconciliation

The following is a reconciliation of our investment portfolio, including U.S. Treasury Bills, for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019
	(unaudited)	(unaudited)
Beginning Investment Portfolio	$467,981,699	$304,208,317
Purchases of Investments(1)	144,044,139	226,257,065
Purchases of U.S. Treasury Bills	179,998,299	215,871,217
Amortization of Fixed Income Premiums or Accretion of Discounts	6,808,066	8,837,895
Sales or Repayments of Investments	(76,805,766)	(87,281,884)
Scheduled Principal Payments of Investments	(6,128,394)	(6,438,497)
Sales and Maturities of U.S. Treasury Bills(2)	(194,985,264)	(235,966,606)
Realized Gain (Loss) on Investments	(5,370,702)	492,342
Net Change in Unrealized Appreciation (Depreciation) on Investments	4,561,252	(8,270,054)
Ending Investment Portfolio	$520,103,329	$417,709,795

(1)	Includes payment-in-kind (“PIK”) interest.
(2)	Excludes $25,999,624 in U.S. Treasury Bills sold short.

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

The following table shows the investment rankings of our debt investments at fair value as of September 30, 2020 and December 31, 2019:

	As of September 30, 2020 (Unaudited)			As of December 31, 2019
		% of	Number of		% of	Number of
Investment		Total	Portfolio		Total	Portfolio
Rating	Fair Value	Portfolio	Companies	Fair Value	Portfolio	Companies
1	$—	—	—	$—	—	—
2	265,981,530	51.1%	12	217,278,446	46.4%	11
3	101,272,519	19.5%	7	119,109,762	25.5%	8
4	28,115,730	5.4%	2	8,870,625	1.9%	1
5	—	—	—	4,311,591	0.9%	1
	$395,369,779	76.0%	21	$349,570,424	74.7%	21

The global COVID-19 pandemic, to date, has had limited impact on the investment ratings of our debt investments, taken as a whole. However, the ongoing impact of the COVID-19 pandemic is uncertain and we can make no assurances that the pandemic will not have a negative impact on our investment portfolio in the future.

Loans and Debt Securities on Non-Accrual Status

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of September 30, 2020, we had seven loans to Mojix, Inc. representing an aggregate principal funded of $11,400,000 at a fair market value of $9,158,727, on non-accrual status, which represents 2.29% of our total assets at fair value. As of December 31, 2019, we had two loans to Aginity, Inc. representing an aggregate principal funded of $9,000,000 at a fair market value of $4,311,589, on non-accrual status, which represents 1.15% of our total assets at fair value.

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

Comparison of the Three Months Ended September 30, 2020 and 2019

	Three Months Ended		Three Months Ended
	September 30, 2020		September 30, 2019
		Per		Per
	Total	Share(1)	Total	Share(1)
Investment income
Interest and dividend income	$14,097,541	$0.52	$11,634,915	$0.58
Other income	118,182	—	199,570	0.01
Total investment income	14,215,723	0.52	11,834,485	0.59
Operating expenses
Management fees	1,721,913	0.06	1,238,835	0.06
Incentive fees	1,650,930	0.06	1,669,053	0.08
Interest expense	407,701	0.02	413,066	0.02
Professional fees	198,217	0.01	217,741	0.01
Overhead allocation expense	161,553	0.01	185,016	0.01
Administration fees	132,715	—	97,995	0.01
Facility fees	132,083	—	201,591	0.02
Directors’ fees	60,250	—	52,000	—
Consulting fees	13,333	—	12,830	—
Insurance expense	26,438	—	25,260	—
General and administrative expenses	307	—	3,397	—
Other expenses	187,703	0.01	212,958	0.01
Total operating expenses	4,693,143	0.17	4,329,742	0.22
Net investment income	9,522,580	0.35	7,504,743	0.37
Realized gain (loss) on investments	1,142,706	0.04	(966)	—
Net change in unrealized appreciation (depreciation) on investments	243,742	0.01	(2,782,423)	(0.14)
Net increase in net assets resulting from operations	$10,909,028	0.40	$4,721,354	0.23

(1)	The basic per share figures noted above are based on weighted averages of 27,271,559 and 19,990,416 shares outstanding for the three months ended September 30, 2020 and 2019, respectively.

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

We generate revenue in the form of interest on the debt securities that we hold and distributions and capital gains on other interests that we acquire in our portfolio companies. We expect that the debt we invest in will generally have stated terms of 36 to 60 months. Interest on debt securities is generally payable quarterly or semiannually, primarily based on a floating rate index, and subject to certain floors determined by market rates at the time the investment is made. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

Investment income for the three months ended September 30, 2020 was $14,215,723 due primarily to interest income earned on our portfolio investments. Investment income for the three months ended September 30, 2019 was $11,834,485 due primarily to interest income earned on our portfolio investments. The increase in interest income for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was a result of our deployment of capital and increased investments in our portfolio.

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

Operating expenses for the three months ended September 30, 2020 and 2019 were $4,698,047 and $4,329,742, respectively. Operating expenses increased for the three months ended September 30, 2020 from the three months ended September 30, 2019 primarily due to an increase in assets, which resulted in increased management fees paid to RGC and increased fees paid to our fund administrator. Operating expenses per share for the three months ended September 30, 2020 and 2019 were $0.17 per share and $0.21 per share, respectively.

Incentive Fees

Incentive fees for the three months ended September 30, 2020 and 2019 were $1,650,930 and $1,669,053, respectively, incurred primarily due to net investment income. Incentive fees decreased for the three months ended September 30, 2020 from the three months ended September 30, 2019 primarily due to a decrease in net investment income. $1,126,241 of the incentive fees for the three months ended September 30, 2020 were earned, payable in cash, and included under Accrued incentive fees on the Statement of Assets and Liabilities as of September 30, 2020. $524,551 of the incentive fees for the three months ended September 30, 2020 were deferred and accrued, and included in Accrued incentive fees on the Statement of Assets and Liabilities as of September 30, 2020. $1,120,903 of the incentive fees for the three months ended September 30, 2019 were earned, payable in cash, and included under Accrued incentive fees on the Statement of Assets and Liabilities as of September 30, 2019. $548,150 of the incentive fees for the three months ended September 30, 2019 were deferred and accrued, and included under Accrued incentive fees on the Statement of Assets and Liabilities as of September 30, 2019. Incentive fees related to PIK or deferred interest are accrued and payment is deferred until such interest is collected in cash. Incentive fees per share for the three months ended September 30, 2020 and September 30, 2019 were $0.06 and $0.08 per share, respectively.

Net Investment Income

Net investment income for the three months ended September 30, 2020 and 2019 was $9,522,580 and $7,504,743, respectively. Net investment income increased for the three months ended September 30, 2020 from the three months ended September 30, 2019 primarily due to an increase in interest income resulting from an increase in the size of the investment portfolio. Net investment income per share for the three months ended September 30, 2020 and 2019 was $0.35 per share and $0.38 per share, respectively.

Net Realized Gain on Investment

The net realized gain on investments of $1,142,706 for the three months ended September 30, 2020 was primarily due to the gain on our investment in the common stock of Hercules Capital Inc. There were $966 in net realized gains on investments for the three months ended September 30, 2019, primarily due to the sale of U.S. Treasury Bills.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Net change in unrealized appreciation on investments of $243,742 for the three months ended September 30, 2020 was primarily due to increases in the fair value of our senior secured loan to Brilliant Earth LLC and our investments in the warrants of MTBC, Inc. and Aspen Group, Inc. This was partially offset by decreases in the fair value of our senior secured loan to Pivot3, Inc. and our investment in the preferred stock of MTBC, Inc. The net change in unrealized depreciation on investments of $2,782,423 for the three months ended September 30, 2019 was primarily due to a decrease in the fair value of our senior secured loan to Aginity, Inc.

The COVID-19 pandemic and its resultant impact on economic activity and capital market volatility has impacted and may continue to have an impact on the fair market values of our investments. As of September 30, 2020 numerous variables used in the valuation process reflected the impact of the COVID-19 pandemic, such as market comparables, market volatility, discount rates and credit spreads; however, the dynamic nature of the COVID-19 pandemic and ability of portfolio companies to assess its impact on future performance may not be fully incorporated into our assumptions. As a result, the fair market values of our portfolio investments may be negatively impacted after September 30, 2020 by circumstances and events that are not yet known, including the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. Our valuation process carefully considers the impact of the COVID-19 pandemic-related uncertainties in the various inputs utilized in the determination of the fair market value of investments.

Net Increase in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of $10,909,028 for the three months ended September 30, 2020, as compared to a net increase in net assets resulting from operations of $4,721,354 for the three months ended September 30, 2019. The net increase in net assets resulting from operations for the three months ended September 30, 2020 was primarily due to interest and other income earned from portfolio investments and a gain on our investment in the common stock of Hercules Capital, Inc. The net increase in net assets resulting from operations for the three months ended September 30, 2019 was primarily due to interest and other income earned from portfolio investments, partially offset by increased management and incentive fees, professional fees incurred and the net change in unrealized depreciation related to a senior secured loan in our portfolio, Aginity, Inc.

Comparison of the Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2019
		Per		Per
	Total	Share(1)	Total	Share(1)
Investment income
Interest and dividend income	$40,121,838	$1.51	$39,880,157	$2.28
Other income	715,803	0.03	500,647	0.03
Total investment income	40,837,641	1.54	40,380,804	2.31
Operating expenses
Management fees	5,017,590	0.19	3,645,085	0.21
Incentive fees	4,871,907	0.18	6,285,048	0.36
Interest expense	595,195	0.02	661,549	0.04
Professional fees	919,390	0.04	702,244	0.04
Overhead allocation expense	507,537	0.02	602,677	0.03
Administration fees	378,395	0.01	382,860	0.02
Credit facility fees	510,806	0.02	330,752	0.02
Directors’ fees	188,250	0.01	155,000	0.01
Consulting fees	43,634	—	60,025	—
Tax expense	1,319	—	—	—
Insurance expense	79,313	—	75,403	0.01
General and administrative expenses	28,557	—	15,129	—
Other expenses	655,739	0.03	516,254	0.03
Total operating expenses	13,797,632	0.52	13,432,026	0.77
Net investment income	27,040,009	1.02	26,948,778	1.54
Realized gain (loss) on investments	(5,370,703)	(0.20)	492,342	0.03
Net change in unrealized appreciation (depreciation) on investments	4,561,255	0.17	(8,270,054)	(0.47)
Net increase in net assets resulting from operations	$26,230,561	0.99	$19,171,066	1.10

(1)	The basic per share figures noted above are based on weighted averages of 26,603,966 and 17,520,157 shares outstanding for the nine months ended September 30, 2020 and 2019, respectively.

Investment Income

Investment income for the nine months ended September 30, 2020 was $40,837,641, due primarily to interest income earned on our portfolio investments. Investment income for the nine months ended September 30, 2019 was $40,380,803, due primarily to interest income earned on our portfolio investments. The increase in interest income for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was a result of our deployment of capital and increased size of the investment portfolio.

Operating Expenses

Operating expenses for the nine months ended September 30, 2020 and 2019 were $13,797,632 and $13,432,026, respectively. Operating expenses increased for the nine months ended September 30, 2020 from the nine months ended September 30, 2019 primarily due to an increase in management fees and partially offset by a decrease in incentive fees. Operating expenses per share for the nine months ended September 30, 2020 and 2019 were $0.52 per share and $0.77 per share, respectively.

Incentive Fees

Incentive fees for the nine months ended September 30, 2020 and 2019 were $4,871,907 and $6,285,048, respectively, incurred primarily due to net investment income. Incentive fees decreased for the nine months ended September 30, 2020 from the nine months ended September 30, 2019 primarily due to higher net investment income hurdles. $3,694,845 of the incentive fees for the nine months ended September 30, 2020 were earned, payable in cash, and included under Accrued incentive fees on the Statement of Assets and Liabilities as of September 30, 2020. $1,221,835 of the incentive fees for the nine months ended September 30, 2020 were deferred and accrued, and included under Accrued incentive fees on the Statement of Assets and Liabilities as of September 30, 2020. $5,126,159 of the incentive fees for the nine months ended September 30, 2019 were earned, payable in cash, and included under Accrued incentive fees on the Statement of Assets and Liabilities as of September 30, 2019. $1,158,889 of the incentive fees for the nine months ended September 30, 2019 were deferred and accrued, and included under Accrued incentive fees on the Statement of Assets and Liabilities as of September 30, 2019. Incentive fees related to PIK or deferred interest are accrued and payment is deferred until such interest is collected in cash. Incentive fees per share for the nine months ended September 30, 2020 and September 30, 2019 were $0.18 and $0.36 per share, respectively.

Net Investment Income

Net investment income for the nine months ended September 30, 2020 and 2019 was $27,040,009 and $26,948,778 respectively. Net investment income increased for the nine months ended September 30, 2020 from the nine months ended September 30, 2019 primarily due to an increase in interest income, partially offset by a decrease in prepayment fees and end of term payments received during the nine months ended September 30, 2020. The decrease in early terminations, and accompanying decrease in prepayment fees and associated income, may have been negatively impacted by the COVID-19 pandemic and the associated disruption in the capital markets and merger and acquisition markets. Net investment income per share for the nine months ended September 30, 2020 and 2019 was $1.02 per share and $1.54 per share, respectively.

Net Realized Gain (Loss) on Investment

The net realized loss on investments of $5,370,703 for the nine months ended September 30, 2020 was primarily due to the loss on our senior secured loan to Aginity, Inc. The net realized gain on investments of $492,342 for the nine months ended September 30, 2019 was due to the gains on our warrants for preferred stock on Drawbridge, Inc. and Jibe, Inc.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Net change in unrealized appreciation on investments of $4,561,255 for the nine months ended September 30, 2020 was primarily due to increases in the fair value of our investments in the warrants of MTBC, Inc. This was partially offset by decreases in the fair value of our senior secured loan to Pivot3, Inc. and our investment in the preferred stock of MTBC, Inc. The net change in unrealized depreciation on investments of $8,270,054 for the nine months ended September 30, 2019 was primarily due to a decrease in the fair value of a senior secured loan in our portfolio, Aginity, Inc.

Net Increase in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of $26,230,561 for the nine months ended September 30, 2020, as compared to a net increase in net assets resulting from operations of $19,171,066 for the nine months ended September 30, 2019. The net increase in net assets resulting from operations for the nine months ended September 30, 2020 was primarily due to interest and other income earned from portfolio investments, offset by the net realized loss related to a senior secured loan in our portfolio to Aginity, Inc. The net increase in net assets resulting from operations for the nine months ended September 30, 2019 was primarily due to interest and other income earned from portfolio investments, prepayment fees, and end of term payments, partially offset by increased management and incentive fees, professional fees incurred and the net change in unrealized depreciation related to a senior secured loan in our portfolio, Aginity, Inc.

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

During the nine months ended September 30, 2020, cash and cash equivalents decreased to $1,377,916 from $45,799,672 as of December 31, 2019. This decrease was primarily the result of the purchase of investments in portfolio companies for $141,707,494 and U.S. Treasury Bills for $179,998,299 and repayments under our Credit Agreement for $110,500,000 and was partially offset by the sales of investments in portfolio companies.

Equity Activity

We have the authority to issue 100,000,000 shares of common stock, $0.01 par value per share.

On October 8, 2015, in connection with our initial capitalization, we issued 1,667 shares of our common stock to R. David Spreng, our President, Chief Executive Officer and Chairman of our Board of Directors, for an aggregate purchase price of $25,000. The remaining shares were issued in connection with the Initial Private Offering, the Second Private Offering, or pursuant to our dividend reinvestment plan, as follows, as of September 30, 2020:

	Shares	Price
Issuance Date	Issued	Per Share	Gross Proceeds
December 22, 2016	333,333	$15.00	$5,000,000
April 19, 2017	1,000,000	15.00	15,000,000
June 26, 2017	1,666,667	15.00	25,000,000
September 12, 2017	2,666,667	15.00	40,000,000
December 22, 2017	3,000,000	15.00	45,000,000
May 31, 2018(1)	70,563	14.82	1,045,570
August 31, 2018(1)	117,582	14.92	1,754,244
September 27, 2018	1,997,337	15.02	30,000,000
November 15, 2018(1)	202,779	15.07	3,055,498
January 14, 2019	4,344,964	15.19	66,000,000
March 26, 2019(1)	326,431	15.14	4,942,168
May 21, 2019(1)	374,783	15.13	5,670,467
May 24, 2019	3,232,189	15.16	49,000,000
July 16, 2019(1)	464,986	15.13	7,035,236
August 26, 2019(1)	480,121	14.76	7,088,143
October 15, 2019	1,666,667	15.00	25,000,000
November 12, 2019(1)	43,979	14.76	649,123
December 20, 2019	3,333,333	15.00	50,000,000
December 23, 2019(1)	487,166	14.52	7,073,650
March 20, 2020(1)	575,132	14.58	8,385,423
March 31, 2020	21,021	15.00	315,308
May 21, 2020(1)	529,020	14.25	7,538,541
August 6, 2020(1)	550,639	14.41	7,934,712
Total	27,485,359		$412,488,084

(1)	Shares were issued as part of the dividend reinvestment plan.

Contractual Obligations

At September 30, 2020, the Company had $26,085,569 in unfunded loan commitments to provide debt financing to eight portfolio companies. The Company’s management believes that its available cash balances, availability under the Credit Agreement (as defined below) and/or ability to drawdown capital from investors provides sufficient funds to cover its unfunded commitments as of September 30, 2020.

	Payments Due By Period
		Less than			More than
	Total	1 year	1–3 years	3–5 years	5 years
Reverse repurchase agreement(1)	$58,575,366	$58,575,366	$—	$—	$—
Credit facilities(2)	37,500,000	37,500,000	—	—	—
Total	$96,075,366	$96,075,366	$—	$—	$—

(1)	Reverse repurchase agreement relates to the purchase of the U.S. Treasury Bill on margin. The reverse repurchase agreement purchased was subsequently repaid in October 2020. (See “Note 2 – Summary of Significant Accounting Policies, Offsetting of Amounts Related to Certain Contracts” to our financial statements in Part I of this Form 10-Q for more information related to netting of our reverse repurchase and repurchase agreements.)
(2)	See “Note 10 – Credit Facilities” to our financial statements in Part I of this Form 10-Q for more information.

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

During the nine months ended September 30, 2020, the Company drew down $87,000,000 on the Credit Agreement and repaid $110,500,000, of which $37,500,000 remains outstanding at September 30, 2020. At September 30, 2020, interest was accruing at a rate of 3.30%. During the year ended December 31, 2019, the Company drew down $162,250,000 on the Credit Facilities and repaid $160,750,000 of which $61,000,000 remained outstanding at December 31, 2019. At December 31, 2019, interest was accruing at a rate of 5.10%. See “Note 10 – Credit Facilities” to our financial statements in Part I, Item 1 of this Form 10-Q for more information on the Credit Facilities.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Distributions

To the extent that we have funds available, we intend to make quarterly distributions to our stockholders. Our stockholder distributions, if any, will be determined by our Board of Directors. Any distribution to our stockholders will be declared out of assets legally available for distribution. We anticipate that distributions will be paid from income primarily generated by interest and dividend income earned on investments made by us. We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. During the nine months ended September 30, 2020, we declared dividends in the amount of $29,264,163, of which $5,405,487, was distributed in cash and the remainder distributed in shares to stockholders pursuant to our dividend reinvestment plan. During the year ended December 31, 2019, we declared and paid dividends in the amount of $40,651,334, of which $8,192,547 was distributed in cash and the remainder distributed in shares to stockholders pursuant to our dividend reinvestment program.

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. The following table shows the dividends per share declared since our formation through September 30, 2020.

			Amount
Date Declared	Record Date	Payment Date	per Share
May 3, 2018	May 15, 2018	May 31, 2018	$0.15
July 26, 2018	August 15, 2018	August 31, 2018	$0.25
November 1, 2018	October 31, 2018	November 15, 2018	$0.35
March 22, 2019	March 22, 2019	March 26, 2019	$0.40
May 2, 2019	May 7, 2019	May 21, 2019	$0.45
May 2, 2019	May 31, 2019	July 16, 2019	$0.46
July 30, 2019	August 8, 2019	August 26, 2019	$0.45
September 27, 2019	September 30, 2019	November 12, 2019	$0.04
December 9, 2019	December 10, 2019	December 23, 2019	$0.40
March 5, 2020	March 6, 2020	March 20, 2020	$0.40
May 7, 2020	May 8, 2020	May 21, 2020	$0.35
August 5, 2020	August 6, 2020	August 20, 2020	$0.36

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

Valuation of Investments

We measure the value of our portfolio investments at fair value in accordance with ASC Topic 820, issued by the FASB. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The COVID-19 pandemic and its resultant impact on economic activity and capital market volatility has impacted and may continue to have impact on the fair market values of our portfolio investments. As a result, the fair market values of our portfolio investments may be negatively impacted after September 30, 2020 by circumstances and events that are not yet known, including the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. Our valuation process carefully considers the impact of the COVID-19 pandemic related uncertainties in the various inputs utilized in the determination of the fair market value of our portfolio investments.

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

Our investments are primarily loans made to small, fast-growing companies focused in technology, life sciences, health care information and services, business services and other high-growth industries, including select consumer products and services. These investments are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indices for these types of debt instruments and, thus, RGC’s senior investment team must estimate the fair value of these investment securities based on models utilizing unobservable inputs.

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

Fair Value

The Company’s assets measured at fair value on a recurring basis subject to the requirements of ASC Topic 820 at September 30, 2020 and December 31, 2019 were as follows:

	As of September 30, 2020 (Unaudited)
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Corporate Bonds	$—	$330,807	$—	$330,807
Senior Secured Term Loans	—	—	395,369,779	395,369,779
Preferred Stock	—	—	17,321,494	17,321,494
Warrants	—	—	22,082,785	22,082,785
Total Portfolio Investments	—	330,807	434,774,058	435,104,865
U.S. Treasury Bill	84,998,465	—	—	84,998,465
Total Investments	$84,998,465	$330,807	$434,774,058	$520,103,330

U.S. Treasury Bill Sold Short	$(25,999,624)	$—	$—	$(25,999,624)

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Term Loans	$—	$—	$349,570,424	$349,570,424
Preferred Stock	—	—	437,515	437,515
Warrants	—	—	18,008,337	18,008,337
Total Portfolio Investments	—	—	368,016,276	368,016,276
U.S. Treasury Bill	99,965,423	—	—	99,965,423
Total Investments	$99,965,423	$—	$368,016,276	$467,981,699

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

Recent Developments

We evaluated events subsequent to September 30, 2020 through November 12, 2020.

On October 1, 2020 the Company declared a dividend of $0.38 per share payable on November 12, 2020 to shareholders of record as of October 1, 2020. The Company set September 30, 2020 as the valuation date for shares issued in connection with the dividend pursuant to the Company’s dividend reinvestment plan.

On October 2, 2020, the Company delivered a capital drawdown notice to investors relating to the sale of 3,333,333 shares of common stock, for an aggregate offering price of $50,000,000. The sale closed on October 15, 2020.

On October 2, 2020, the Company funded an investment of $2,000,000 to Pivot3, Inc.

On October 19, 2020, the Company funded an investment of $45,000,000 to FiscalNote, Inc.

On November 10, 2020, Company entered into an amendment (the “Credit Facility Amendment”) to the Credit Agreement. The Credit Facility Amendment amended the Credit Agreement to, among other things: (i) increase the size of the aggregate commitments under the Credit Facility to $175 million from $100 million; (ii) add MUFG Union Bank, N.A. as a new lender and co-documentation agent under the Credit Agreement; (iii) revise the interest rate margin to be 3.00% for the remaining term of the Credit Facility regardless of the Credit Facility average utilization or the number of unaffiliated obligors on loans in the collateral; (iv) permit the Company to obtain a future subscription line of credit of up to $50 million; (v) revise the LIBOR replacement provisions; (vi) implement a 0.50% LIBOR floor and benchmark replacement rate floor on borrowings under the Credit Agreement; and (vii) revise certain of the borrowing base concentration limits. Borrowing under the Credit Facility remains subject to the leverage restrictions contained in the 1940 Act.

On March 11, 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) as a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to the COVID-19 pandemic. The outbreak of the COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Such actions are creating disruption in global supply chains and adversely impacting a number of industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic presents material uncertainty and risks with respect to the underlying value of our portfolio companies, our business, financial condition, results of operations and cash flows, such as the potential negative impact to financing arrangements, increased costs of operations, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. The volatility and disruption to the global economy from the COVID-19 pandemic has affected, and is expected to continue to affect, the pace of our investment activity, which may have a material adverse impact on our results of operations. Such volatility and disruption have also led to the increased credit spreads in the private debt capital markets. Further, the operational and financial performance of the portfolio companies in which we make investments may continue to be significantly impacted by the COVID-19 pandemic, which may in turn continue to impact the valuation of our investments. As a result, the long term impacts of the COVID-19 pandemic may not yet be fully reflected in the valuation of our investments and the fair value of our portfolio investments may be further negatively impacted after September 30, 2020 by circumstances and events that are not yet known, including the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses after September 30, 2020, which could have a material adverse effect on our business, financial condition and results of operations.

Accordingly, we cannot predict the ultimate extent to which our financial condition and results of operations will be affected at this time. The continuing impact on our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We commenced investment activities in portfolio securities during the quarter ended June 30, 2017 and commenced investment activities in U.S. Treasury Bills during the quarter ended December 31, 2016.

We are subject to financial market risk, including changes in the valuations of our investment portfolio. Market risk includes risks that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The prices of securities held by us may decline in response to certain events, including those directly involving the companies we invest in; conditions affecting the general economy; overall market changes; legislative reform; local, regional, national or global political, social or economic instability; and interest rate fluctuations. Uncertainty with respect to the ongoing economic effects of the COVID-19 outbreak has introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks. For additional information concerning the COVID-19 pandemic and its potential impact on our business and our operating results, see Part II – Other Information, Item 1A. Risk Factors.

Valuation Risk

Our investments may not have a readily available market price, and we value these investments at fair value as determined in good faith by our Board of Directors in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is possible that the difference could be material. Significant economic uncertainty and market volatility associated with the COVID-19 pandemic has and may continue to exaggerate the inherent difficulty in determining the fair market value of our investments.

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

We typically expect that interest rates on the investments held in our portfolio will be based on LIBOR, with many of these investments also having a LIBOR floor. As of September 30, 2020, 98.9%, or $397,406,657 (at cost), of our debt portfolio investments bore interest at variable rates, which are U.S. Prime Rate or LIBOR-based and subject to certain floors, and one of our debt portfolio investments bore interest at a fixed rate. Interest rate floors are established based on prevailing rates at the time of the investment. As a policy, any interest above the cash cap, if applicable, as determined on an individual loan basis, will accrue to principal and be treated as PIK interest. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase our investment income by a maximum of $8,092,501 and decrease our investment income by a maximum of $136,817 on an annual basis. In a low interest rate environment, debt investments with interest rate floors substantially in excess of current prevailing interest rates may be more likely to experience early termination.

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

If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, you may lose all or part of your investment. Other than as set forth below, there have been no material changes known to us during the period ended September 30, 2020 to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 20, 2020.

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

We may be subject to risks associated with our investments in the software industry.

Portfolio companies in the software industry are subject to a number of risks. The revenue, income (or losses) and valuations of software and other technology-related companies can and often do fluctuate suddenly and dramatically. In addition, because of rapid technological change, the average selling prices of software products have historically decreased over their productive lives. As a result, the average selling prices of software offered by our portfolio companies may decrease over time, which could adversely affect their operating results and, correspondingly, the value of any securities that we may hold. Additionally, companies operating in the software industry are subject to vigorous competition, changing technology, changing client and end-consumer needs, evolving industry standards and frequent introductions of new products and services. Our portfolio companies in the software industry compete with several companies that operate in the global, regional and local software industries, and certain of those current or potential competitors may be engaged in a greater range of businesses, have a larger installed base of customers for their existing products and services or have greater financial, technical, sales or other resources than our portfolio companies do. Our portfolio companies may lose market share if their competitors introduce or acquire new products that compete with their software and related services or add new features to their products. Any of this could, in turn, materially adversely affect our business, financial condition and results of operations.

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

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. The global impact of the outbreak is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of the COVID-19 pandemic, have created significant disruption in supply chains and economic activity. The impact of the COVID-19 pandemic has led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby, including a recession and steep increase in unemployment in the United States.

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

While several countries, as well as certain states in the United States, have begun to lift public health restrictions with the view to reopening their economies, recurring COVID-19 outbreaks have led to the reintroduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Health advisors warn that recurring COVID-19 outbreaks will continue if reopening is pursued too soon or in the wrong manner, which may lead to the reintroduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues). Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration, severity or potential worsening of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the COVID-19 pandemic or treat its impact, all of which are beyond our control.

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

There is uncertainty surrounding potential legal, regulatory and policy changes by new presidential administrations in the United States that may directly affect financial institutions and the global economy.

The presidential election occurred on November 3, 2020. Changes in federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than pursuant to our dividend reinvestment plan, and except as previously reported by us on our current reports on Form 8-K, we did not sell any securities during the period covered by this Form 10-Q that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 10, 2020, the Company entered into the Credit Facility Amendment. The Credit Facility Amendment amended the Credit Agreement to, among other things: (i) increase the size of the aggregate commitments under the Credit Facility to $175 million from $100 million; (ii) add MUFG Union Bank, N.A. as a new lender and co-documentation agent under the Credit Agreement; (iii) revise the interest rate margin to be 3.00% for the remaining term of the Credit Facility regardless of the Credit Facility average utilization or the number of unaffiliated obligors on loans in the collateral; (iv) permit the Company to obtain a future subscription line of credit of up to $50 million; (v) revise the LIBOR replacement provisions; (vi) implement a 0.50% LIBOR floor and benchmark replacement rate floor on borrowings under the Credit Agreement; and (vii) revise certain of the borrowing base concentration limits. Borrowing under the Credit Facility remains subject to the leverage restrictions contained in the 1940 Act.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement (1)

3.2	Articles of Amendment (2)

3.3	Amended and Restated Bylaws (2)

4.1	Form of Subscription Agreement (3)
10.1

First Amendment to Credit Agreement, dated as of November 10, 2020, among Runway Growth Credit Fund Inc., as borrower; the financial institutions party thereto as lenders; KeyBank National Association, as administrative agent and lender; CIBC Bank USA, as documentation agent and lender; and U.S. Bank National Association, as paying agent*

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

RUNWAY GROWTH CREDIT FUND INC.
Date: November 12, 2020
	By:	/s/ R. David Spreng
R. David Spreng
President, Chief Executive Officer and Chairman of the Board of Directors

Date: November 12, 2020	By:	/s/ Thomas B. Raterman
Thomas B. Raterman
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)