Form 10-K
period 2020-12-31
Runway Growth Credit Fund Inc.
filed 2021-03-12
CIK 1653384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2020

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

As of December 31, 2020, there was no established public market for the registrant’s common stock.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The issuer had 31,414,051 shares of common stock, $0.01 par value per share, outstanding as of March 11, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2021 annual meeting of stockholders (the “2021 Proxy Statement”), to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K as indicated herein.

RUNWAY GROWTH CREDIT FUND INC.

PART I

Item 1.  Business

Runway Growth Credit Fund Inc.

Runway Growth Credit Fund Inc., a Maryland corporation formed on August 31, 2015 (“we,” “us,” “our,” or the “Company”), is structured as an externally managed, non-diversified closed-end management investment company. We are a specialty finance company focused on providing senior secured loans to rapidly growing companies in a variety of industries. Our goal is to create significant value for our stockholders, and the entrepreneurs we support, by providing high growth-potential companies with hybrid debt and equity financing that is more flexible than traditional credit and less dilutive than equity. Our investment objective is to maximize our total return to our stockholders primarily through current income on our loan portfolio, and secondarily through capital appreciation on our warrants and other equity positions. Our offices are in Chicago, Illinois; Woodside, California; Del Mar, California; and New York, New York.

We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). We have also elected to be treated as regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), currently qualify, and intend to continue to qualify for treatment as a RIC. While we intend to qualify to be treated as a RIC annually, no assurance can be provided that we will be able to maintain our tax treatment as a RIC. If we fail to qualify for tax treatment as a RIC for any taxable year, we will be subject to corporate-level U.S. federal income tax on any net taxable income for such year. See “— Certain U.S. Federal Income Tax Considerations” and “Note 2 — Summary of Significant Accounting Policies” to our financial statements in Part II, Item 8 of this Form 10-K for more information.

We commenced investment activities in portfolio securities during the quarter ended June 30, 2017, and we commenced investment activities in U.S. Treasury Bills during the quarter ended December 31, 2016. In October 2015, in connection with our formation, we issued and sold 1,667 shares of our common stock to R. David Spreng, our President, Chief Executive Officer and Chairman of our Board of Directors, for an aggregate purchase price of $25,000. In December 2016, we completed the initial closing of capital commitments (the “Initial Closing”) in our first private offering of shares of common stock to investors (the “Initial Private Offering”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (together with the rules and regulations promulgated thereunder, the “Securities Act”), and other applicable securities laws. The final closing of the Initial Private Offering occurred on December 1, 2017. In connection with the Initial Private Offering, we issued 18,241,157 shares of our common stock to stockholders for a total purchase price of $275,000,000. As of December 31, 2020, we had completed multiple closings under our second private offering (the “Second Private Offering”) and had accepted capital commitments of $174,673,500. As of December 31, 2020, in connection with the Second Private Offering, we have issued an aggregate of 8,352,251 shares for a total purchase price of $125,283,766. In March 2020, we issued 2,103 shares as an additional direct investment of $31,542 by Runway Growth Holdings LLC, an affiliate of RGC. As of December 31, 2020, we have issued 4,816,873 shares for a total purchase price of $70,757,547 in connection with our dividend reinvestment plan. We expect to operate as a “private” BDC while we continue to invest the proceeds of our private offerings and any future private offerings of our securities. During the fourth quarter of 2020, we made an alternative trading system (the “Trading Platform”) operated by The Nasdaq Private Market, LLC or its affiliates available to stockholders to offer a liquidity option pursuant to which stockholders were able to access the Trading Platform to identify available secondary trading opportunities. In addition, in the future, if market conditions are favorable and subject to any requisite SEC exemptive relief, we plan to seek out additional liquidity options for our stockholders, which may include the opportunity to elect to participate in a Spin-Off transaction, as further discussed in “— Investor Optionality; Potential Spin-Offs”.

From the commencement of investment operations on December 16, 2016, through December 31, 2020, we funded 41 portfolio companies and invested $769.5 million in debt and equity investments, excluding U.S. Treasury Bills. As of December 31, 2020, our debt investment portfolio consisted of 40 debt investments in 23 portfolio companies with an aggregate fair value of $502.3 million while our equity portfolio consisted of 34 warrant positions, three preferred stock positions and two common stock positions in 29 portfolio companies with an aggregate fair value of $49.1 million. As of December 31, 2020, 100%, or $502.0 million, of our debt investment portfolio at fair value consisted of senior term loans. As of December 31, 2020, our net assets were $466.2 million, and all of our debt investments were secured by all or a portion of the tangible and intangible assets of the applicable portfolio company. The debt investments in our portfolio are generally not rated by any rating agency. If the individual debt investments in our portfolio were rated, they would be rated below “investment grade.” Debt investments that are unrated or rated below investment grade are sometimes referred to as “junk bonds” and have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.

For the year ended December 31, 2020, our debt investment portfolio had a dollar-weighted yield of 15.0% (excluding any yield from warrants). The warrants we receive from time to time when making loans to portfolio companies are excluded from the calculation of our dollar-weighted annualized yield because such warrants do not generate any yield since we do not receive dividends or other payments with respect to our outstanding warrants. We calculate the yield on dollar-weighted average debt investments for any period measured as (1) total investment income during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The dollar-weighted annualized yield represents the portfolio yield and will be higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors. As of December 31, 2020, our debt investments had a dollar-weighted average outstanding term of 45 months and a dollar-weighted average remaining term of 32 months. As of December 31, 2020, substantially all of our debt investments had an original committed principal amount of between $4 million and $65 million, repayment terms of between 30 months and 60 months and pay cash interest at annual interest rates of between 9.05% and 12.05%. Our current dollar weighted average maturity for the portfolio is approximately 2.7 years.

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

About RGC

We are externally managed by Runway Growth Capital LLC (“RGC”), an investment adviser that has registered with the SEC under the Investment Advisers Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Advisers Act”). Runway Administrator Services LLC (the “Administrator”), a wholly-owned subsidiary of RGC, provides all administrative services necessary for us to operate. Subject to the overall supervision of our Board of Directors, RGC manages our day-to-day operations and provides us with investment advisory services pursuant to an investment advisory agreement, as amended and restated (the “Advisory Agreement”). Under the terms of the Advisory Agreement, RGC:

●	determines the composition of our portfolio, the nature and timing of the changes to the portfolio and the manner of implementing such changes;
●	identifies, evaluates and negotiates the structure of the investments we make;
●	executes, closes and monitors the investments we make;
●	determines the securities and other assets that we will purchase, retain or sell;
●	performs due diligence on prospective investments; and
●	provides us with other such investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our funds.

Pursuant to the Advisory Agreement, we pay RGC a fee for its investment advisory and management services consisting of two components: a base management fee and an incentive fee. The cost of both the base management fee and incentive fee are ultimately borne by our stockholders. See “Note 7 — Related Party Agreements and Transactions” to our financial statements in Part II, Item 8 of this Form 10-K for more information on the Advisory Agreement and the fee structure thereunder.

Payment of Our Expenses

All professionals of RGC, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, are provided and paid for by RGC and not by us. We bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation, those relating to:

●	calculating our net asset value (including the cost and expenses of any independent valuation firm);
●	fees and expenses payable to third parties, including agents, consultants or other advisers, in connection with monitoring financial and legal affairs for us and in providing administrative services, monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;
●	interest payable on debt incurred to finance our investments;
●	sales and purchases of our common stock and other securities;
●	investment advisory and management fees;
●	administration fees payable under the administration agreement with the Administrator (the “Administration Agreement”);
●	transfer agent and custodial fees;
●	federal and state registration fees;
●	all costs of registration and listing our securities on any securities exchange;
●	U.S. federal, state and local taxes;
●	independent directors’ fees and expenses;
●	costs of preparing and filing reports or other documents required by the SEC, the Financial Industry Regulatory Authority or other regulators;
●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;
●	our allocable portion of any fidelity bond, directors’ and officers’ errors and omissions liability insurance, and any other insurance premiums;
●	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;
●	all other expenses incurred by us, our Administrator or RGC in connection with administering our business, including payments under the Administration Agreement based on our allocable portion of our Administrator’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs;
●	organization and offering (the amount of organizational and offering expenses in connection with the Initial Private Offering in excess of $1,000,000 were previously paid by RGC); and
●	our pro-rata portion of fees and expenses related to any future spin-off transaction.

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

Board Approval of the Advisory Agreement

Our Board of Directors, including a majority of the directors who were not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of us or RGC, approved the Advisory Agreement at an in-person meeting on August 3, 2017 and recommended that our stockholders approve the Advisory Agreement. The Advisory Agreement became effective on September 12, 2017, upon approval by our stockholders at a special meeting of stockholders, and was most recently renewed by our Board of Directors at a virtual meeting on August 5, 2020. In reliance upon certain exemptive relief granted by the SEC in connection with the global COVID-19 pandemic, our Board of Directors undertook to ratify the Advisory Agreement at its next in-person meeting. In its consideration of the approval of the Advisory Agreement, our Board of Directors focused on information it had received relating to, among other things:

●	the nature, quality and extent of the advisory and other services provided to us by RGC under the terms of the Advisory Agreement;
●	our investment performance and the investment performance of RGC;
●	comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives;
●	information about the services being performed and the personnel performing such services under the Advisory Agreement;
●	our projected operating expenses and expense ratio compared to BDCs with similar investment objectives, including expenses related to investment due diligence, travel and investigating and monitoring investments;
●	any existing and potential sources of indirect income to RGC from its relationship with us and RGC’s profitability; and
●	the extent to which economies of scale would be realized as we grow and whether fee levels reflect these economies of scale for the benefit of our stockholders.

Our Board of Directors did not quantify, rank or otherwise assign relative weights to the specific factors it considered in reaching its decision. Our Board of Directors did not undertake to make any specific determination as to whether any particular factor, or any aspect of any particular factor, was favorable or unfavorable to its ultimate determination. Rather, our Board of Directors based its approval on the totality of information presented to, and the investigation conducted by, it. In considering the factors discussed above, individual directors may have given different weights to different factors. Based on its review of the above-mentioned factors and discussion of the Advisory Agreement, our Board of Directors approved the Advisory Agreement as being in our and our stockholders’ best interests.

Duration and Termination

Unless terminated earlier as described below, the Advisory Agreement will continue automatically for successive annual periods provided that such continuance is specifically approved at least annually by (i) (A) the affirmative vote of a majority of our Board of Directors or (B) the affirmative vote of a majority of our outstanding voting securities, and (ii) the affirmative vote of a majority of our directors who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of us, RGC or our respective affiliates. The

Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, and may be terminated, without penalty, upon not more than 60 days’ written notice, by (i) the affirmative vote of a majority of our outstanding voting securities, (ii) the affirmative vote of a majority of our Board of Directors, including a majority of our directors who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of us, RGC or our respective affiliates, or (iii) RGC. See “Risk Factors — Risks Related to our Business and Structure — RGC and our Administrator have the right to resign upon not more than 60 days’ notice, and we may not be able to find a suitable replacement for either within that time, or at all, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations” in Part I, Item 1A of this Form 10-K.

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

Oaktree Strategic Relationship

In December 2016, we and RGC entered into a strategic relationship with Oaktree Capital Management, L.P. (“Oaktree”). Oaktree is a leading global alternative investment management firm with expertise in credit strategies. The firm was formed in 1995 by a group of individuals who had been investing together since the mid-1980s in high yield bonds, convertible securities, distressed debt, real estate, control investments and listed equities. Oaktree is a leader among global investment managers specializing in alternative investments, with $148 billion in assets under management as of December 31, 2020. The firm emphasizes an opportunistic, value-oriented and risk-controlled approach to investments in credit, private equity, real assets and listed equities. The firm has over 1,000 employees and offices in 18 cities worldwide.

In connection with the strategic relationship, OCM Growth Holdings, LLC, a Delaware limited liability company (“OCM”) managed by Oaktree, made an initial $125 million capital commitment to us, which was subsequently increased to $139 million (the “Initial OCM Commitment”) in our Initial Private Offering. On June 14, 2019, in connection with our Second Private Offering, the Company accepted an additional capital commitment from OCM in the amount of $112.5 million (the “Subsequent OCM Commitment and, together with the Initial OCM Commitment, the “OCM Commitment”), for a total of capital commitment of $251.5 million. As of December 31, 2020, OCM owns 17,859,972 shares of our common stock or 57% of our total issued and outstanding shares. OCM has granted a proxy to us pursuant to which the shares held by OCM will be voted in the same proportion as our other stockholders vote their shares.

In connection with the OCM Commitment, we entered into a stockholder agreement, dated December 15, 2016, with OCM pursuant to which OCM has a right to nominate a member of our Board of Directors for election. Brian Laibow was appointed to our Board of Directors, effective January 25, 2017, as OCM’s representative. OCM also holds an interest in RGC and has the right to appoint a member of RGC’s board of managers and a member of the Investment Committee. OCM’s appointee to RGC’s board of managers and Investment Committee is Brian Laibow. In connection with the Subsequent OCM Commitment, OCM also purchased additional equity in RGC.

We believe that our strategic relationship with Oaktree provides us with access to additional resources and investment opportunities by expanding our network of relationships with venture backed companies. RGC expects to continue to draw upon Oaktree’s over 20-year history in the investment management business and to continue to benefit from Oaktree’s investment professionals’ significant credit expertise developed through investments in different industries and over numerous companies in the United States. In addition, we expect to utilize Oaktree’s relationships to gain better access to leverage facilities with better terms and provisions than we would otherwise be able to obtain.

Investor Liquidity Options

At any time after December 2019, we intend to seek out liquidity options for our stockholders, which may include (a) the option to elect to either (i) retain their ownership of shares of our common stock, or (ii) exchange their shares of our common stock for shares of common stock in a newly formed entity (the “Public Fund”) that will elect to be regulated as a BDC under the 1940 Act and treated as a RIC under Subchapter M of the Code; (b) listing our common stock on a national securities exchange;  (c) making the Trading Platform operated by The Nasdaq Private Market, LLC or its affiliates available to stockholders; or (d) offering to repurchase a portion of our shares of common stock outstanding from stockholders.

In order to effectuate the spin-off of the Public Fund, we expect that we would need to, among other things, transfer to the Public Fund, in exchange for newly issued shares of the Public Fund, a pro rata portion of our assets and liabilities attributable to the investors that have elected to invest in the Public Fund (such transfer of assets and liabilities and the mechanics relating thereto are referred to herein as the “Spin-Off transaction”).

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

Because RGC would be managing both us and the Public Fund in connection with any Spin-Off transaction, and the 1940 Act prohibits entities under common control from engaging in certain transactions, we will be required to obtain exemptive and/or no-action relief from the SEC to permit us to transfer assets to a Public Fund, as well as with respect to other aspects relating to the Spin-Off transaction, including the calculation of incentive fee to be paid by us in connection with a Spin-Off transaction. We and RGC have applied for exemptive relief from the SEC to permit us to transfer assets to a Public Fund, as well as with respect to other aspects relating to the Spin-Off transaction, including the calculation of incentive fee to be paid by us in connection with a Spin-Off transaction, and we have received comments from the SEC. There can be no assurance that we will be able to obtain such exemptive and/or no-action relief from the SEC. If we are unable to do so, then we will continue our operations in the manner otherwise set forth in this annual report on Form 10-K and our public filings with the SEC.

From time to time, we may also offer to repurchase a portion of our shares of common stock outstanding from stockholders. If we elect to offer to repurchase a portion of our shares of common stock outstanding, we expect that only a limited number of shares will be eligible for repurchase from stockholders. In addition, any such repurchases will be subject to applicable restrictions and requirements under the federal securities laws and the 1940 Act, will be at a price equal to our most recently determined net asset value per share, which may be at a discount to the price at which a stockholder purchased shares of common stock, and will be subject to any applicable lock-up period.

We also have made and may in the future make the Trading Platform operated by The Nasdaq Private Market, LLC or its affiliates available to stockholders. Stockholders will be able to access the Trading Platform to identify available secondary trading opportunities. Secondary trading on the Trading Platform will be subject to applicable law and will be restricted solely to accredited investors and subject to any applicable lock-up period. Stockholders who access the Trading Platform will be subject to certain transaction fees that will not be reimbursed by us or by RGC.

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

Non-Sponsored Growth Lending.  Our Non-Sponsored Growth Lending generally includes loans to fast-growing private companies that are not backed by a professional equity investor sponsor, a venture capital firm or a private equity firm or are funded by entrepreneurs themselves or no longer require institutional equity investment, including publicly traded small-cap companies. We refer to these target borrowers as “non-sponsored growth companies.” As opposed to Sponsored Growth Lending, in the case of Non-Sponsored Growth Lending, we generally target companies with annual revenue of at least $20 million per year. To a limited extent, we also selectively provide non-sponsored growth loans to publicly traded companies.

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

We believe there are significant barriers to entry in providing sponsored growth lending and non-sponsored growth lending, which results generally, in an environment with a limited number of competitors. In particular, we believe we will be able to capitalize on the following crucial elements for success in the private growth company lending market:

●	relationships with top-tier and other respected venture capital investors, growth company entrepreneurs, and other deal referral sources;
●	reputation as a reliable, supportive, and value-added partner;
●	ability to accurately determine credit risk and gauge warrant potential; and
●	experience in the unique aspects of growth company debt pricing, structure, portfolio construction and management.

The above elements are not easily acquired and take years to establish. We believe RGC’s experienced, disciplined, and cohesive investment team possesses these necessary capabilities.

Typical terms of our Sponsored Growth Lending and Non-Sponsored Growth Lending are as follows:

●	loan-size ranges from $10 million to $50 million;
●	short total repayment periods: typically, 36 to 60 months or less;
●	may provide for interest-only or moderate loan amortization in the initial period of the loan;
●	unlevered yield-to-maturity (i.e., the total return anticipated on a debt investment if it is held until maturity) generally ranging from 10% to 14%, which may include current interest payments, revenue participation, upfront and facility fees, an end-of-term payment and/or a payment-in-kind (“PIK”) interest payment;
●	warrants to acquire preferred or common stock in the prospective borrower that allow us to participate in any equity appreciation and enhance our overall returns;
●	senior secured lien on the borrower’s assets, including a pledge on or a promise by the borrower to not pledge the borrower’s intellectual property to another individual or lender; and
●	limited and/or flexible covenant structures and, with certain affirmative and negative covenants, default penalties, lien protection, investor abandonment provisions, material adverse change provisions, change-of-control provisions, restrictions on additional use of leverage, and reimbursement for upfront and regular internal and third-party expenses and prepayment penalties.

In recent years, substantial investor capital has been allocated to the private credit and direct lending asset classes, creating and increasing competition among lenders. Increased competition across all segments of the private credit and direct lending markets, has reduced credit spreads, and along with very low historically low interest rates, has reduced investment yields and resulted in more borrower friendly terms and conditions. New competitors, including established private credit platforms in other segments, have entered the sponsored and non-sponsored growth lending market and a similar competitive dynamic is possible. While their entry may or may not be permanent, their entry could lead to competitive pressure on our investment yields and other terms and conditions in the short-term.

As a BDC, we are generally limited in our ability to invest in any portfolio company in which RGC or any of its affiliates currently has an investment or to make any co-investments with our investment adviser or its affiliates without an exemptive order from the SEC, subject to certain exceptions. On August 10, 2020, we, RGC, and certain other funds and accounts sponsored or managed by RGC and/or its affiliates were granted an exemptive order (the “Order”) that permits us greater flexibility than the 1940 Act permits to negotiate the terms of co-investments if our Board of Directors determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by RGC or its affiliates in a manner consistent with the our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that the ability to co-invest with similar investment structures and accounts sponsored or managed by RGC or its affiliates will provide additional investment opportunities and the ability to achieve greater diversification. Under the terms of the Order, a majority of our independent directors are required to make certain determinations in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our and is consistent with our investment strategies and policies.

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

Sponsored Growth Lending:   An attractive market opportunity exists for a lender that invests in secured loans to high-potential companies that have not yet achieved profitability as there are strong incentives for borrowers and lenders in this market to transact with one another. Sponsored growth lending provides an attractive source of funds for venture-backed companies, their management teams, and their equity capital investors, as it:

●	is typically less dilutive and complements equity financing from venture capital and private equity funds;
●	extends the time period during which a company can operate before seeking additional equity capital or pursuing a sale transaction or other liquidity event; and
●	allows companies to better match cash sources with uses.

Potential benefits to sponsored growth lenders include:

●	loan support in the form of cash proceeds from equity capital invested by venture capital and private equity firms with the goal of building enterprise value;
●	interest rates that are usually higher than rates portfolio companies could secure if they could borrow from commercial financing institutions, which normally require asset coverage and operating cash flow covenants;
●	relatively rapid amortization of loans;
●	senior ranking to equity and collateralization of loans to minimize potential loss of capital; and
●	potential equity appreciation through warrants.

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

Non-sponsored growth lending provides an attractive alternative to equity capital as a source of funds for non-sponsored, high-potential, fast-growing companies, as it provides all or some of the following benefits:

●	access to growth capital without the requirement to take on institutional-size investments that may exceed the company’s capital requirements;
●	tax deductible interest payments;
●	no significant operational involvement;
●	no personal guarantees;
●	very modest dilution, if any; and
●	no loss of managerial control or forced redemption.

Capital Market Dynamics Creating More Opportunities for Sponsored Growth Lending

Healthy, stable venture environment:   The number of companies receiving venture capital financing in 2020 was 11,024, according to the National Venture Capital Association (“NVCA”), and roughly 26.2% of these transactions were first-round financings. The number of financings has averaged over 10,100 for the past ten years, and during this period approximately one-third of these transactions were first time financings. The annual level of venture investment since 2002 has generally been in the $20- to $40- billion range with a significant increase to $73.4 billion in 2014. Venture investment has continued to trend upward since 2014. Venture investment totaled $87.1 billion in 2017, $142.7 billion in 2018, and $138.1 billion in 2019. The market saw a record high in 2020 with $156.2 billion in venture investment. Despite the challenges of 2020, there is evidence of a healthy, stable venture environment where venture capital investment is consistently flowing into high-potential, technology-related companies. The significant increase in investment amounts beginning in 2014 through 2020 is largely the result of growth investments in later-stage companies that are staying private longer. The sponsored growth lending market is estimated to be one-seventh of venture investment activity in any given year, translating to a market for loan origination of over $18 billion based on an average year of venture funding of approximately $130 billion.1 We believe that these statistics validate a substantial market opportunity and simultaneously support availability of capital for repayment. Based on our experience, many sponsored-growth loans are repaid from proceeds of new venture-equity financing.

Growing pool of target companies:   The average time from initial venture capital investment to exit, either by an initial public offering (IPO) or merger and acquisition transaction, has lengthened considerably. According to the NVCA 2015 Yearbook, in 1998 the average number of years from initial venture investment to IPO of a U.S. venture capital-backed company was approximately three years; that number has steadily increased and has been approximately six years since 2012.2 According to the 2020 Pitchbook NVCA Q4 2020 Venture Monitor, the median time to exit is now 5.3 years. Exits are a small (10 – 15%) proportion of companies financed by venture capital each year. As a result, the pool of target companies has grown larger.

Venture investment consistently outstripping venture commitments: According to the NVCA, in 2020, $73.6 billion was raised by 321 funds, compared to $156 billion invested in the same year. 2020 was the fifteenth year in which more money was invested by the industry than raised in new commitments. This dynamic has created strong interest in raising new venture funds; however, the fact that companies receiving venture equity investment have taken longer to achieve liquidity than similar companies a decade earlier has led to cautious investing, as traditional investors in limited partnership funds are hesitant to commit to new funds until older commitments are returned. As a result, venture capital firms continue to supplement portfolio company equity with sponsored growth lending. Sponsored growth lending is now a valued component in the capital structure of most venture-backed companies.

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

Implications of Being an Emerging Growth Company

We currently are, and expect to remain, an “emerging growth company,” as that term is used in the JOBS Act until the earliest of:

●	the last day of our fiscal year following the fifth anniversary of IPO, if any;
●	the last day of the first fiscal year in which our annual gross revenues are equal to or greater than $1,070,000,000;
●	the date on which we have, during the preceding three-year period, issued more than $1.0 billion in non-convertible debt; and

●	the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30.

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

Certain U.S. Federal Income Tax Considerations

The following discussion is a general summary of certain U.S. federal income tax considerations applicable to us and to an investment in shares of our common stock. This discussion is based on the provisions of the Code and the regulations of the U.S. Department of Treasury promulgated thereunder, or “Treasury regulations,” each as in effect as of the date of this Form 10-K.

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

A “U.S. stockholder” is a beneficial owner of shares of our common stock that is for U.S. federal income tax purposes:

●	an individual who is a citizen or resident of the United States;
●	a corporation created or organized in or under the laws of the United States, any state therein or the District of Columbia;
●	an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or a trust if a court within the United States can exercise primary jurisdiction over the administration of the trust and one or more U.S. persons have authority to control all substantial decisions of the trust.

A “non-U.S. stockholder” means a beneficial owner of shares of our common stock that is for U.S. federal income tax purposes:

●	a nonresident alien individual;
●	a foreign corporation; or
●	a foreign estate or trust.

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

Taxation of the Company

We have elected to be treated as a RIC under Subchapter M of the Code, currently qualify and intend to continue to qualify for treatment as a RIC. As a RIC, we generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we timely distribute to our stockholders as dividends.

To qualify as a RIC, we must, among other things:

●	meet the annual distribution requirements;
●	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock, securities or foreign currencies, other income derived with respect to our business of investing in stock, securities or currencies, or net income derived from an interest in a “qualified publicly traded partnership,” or “QPTP,” hereinafter the “90% Gross Income Test;” and
●	diversify our holdings so that, at the end of each quarter of each taxable year:
●	at least 50% of the value of our total assets is represented by cash and cash items, U.S. Government securities, the securities of other RICs and other securities, with other securities limited, in respect of any one issuer, to an amount not greater than 5% of the value of our total assets and not more than 10% of the outstanding voting securities of such issuer, and
●	not more than 25% of the value of our total assets is invested in the securities of any issuer (other than U.S. Government securities and the securities of other RICs), the securities of any two or more issuers that we control and that are determined to be engaged in the same business or similar or related trades or businesses, or the securities of one or more QPTPs, or the “Diversification Tests.”

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

We are subject to a nondeductible 4% U.S. federal excise tax on certain of our undistributed income, unless we timely distribute each calendar year (or are deemed to have timely distributed each calendar year) an amount equal to the sum of:

●	at least 98% of our ordinary income (not taking into account any capital gains or losses) for the calendar year;

●	at least 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period generally ending on October 31 of the calendar year (unless an election is made by us to use our taxable year); and
●	any net ordinary income and capital gain net income that we recognized in previous years but was not distributed during such years and on which we paid no corporate-level U.S. federal income tax.

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

Failure to Qualify as a RIC

While we have elected, and expect to qualify, to be treated as a RIC for 2020 and intend to qualify to be treated as a RIC annually, no assurance can be provided that we will qualify for tax treatment as a RIC for any taxable year. For example, we may have difficulty satisfying the diversification requirements after the consummation of the initial Spin-Off transaction if we decide to liquidate our portfolio since we will not be making additional investments. While we generally will not lose our status as a RIC as long as we do not acquire any non-qualifying securities or other property, under certain circumstances we may be deemed to have made an acquisition of non-qualifying securities or other property. If we have previously qualified as a RIC, but were subsequently unable to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, we would be subject to tax on all of our taxable income (including our net capital gains) at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would we be required to make distributions. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate stockholders would be eligible to claim a dividend received deduction with respect to such dividend; non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

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

As a BDC, we are generally limited in our ability to invest in any portfolio company in which RGC or any of its affiliates currently has an investment or to make any co-investments with our investment adviser or its affiliates without an exemptive order from the SEC, subject to certain exceptions. On August 10, 2020, we, RGC, and certain other funds and accounts sponsored or managed by RGC and/or its affiliates were granted the Order that permits us greater flexibility than the 1940 Act permits to negotiate the terms of co-investments if our Board of Directors determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by RGC or its affiliates in a manner consistent with the our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that the ability to co-invest with similar investment structures and accounts sponsored or managed by RGC or its affiliates will provide additional investment opportunities and the ability to achieve greater diversification. Under the terms of the Order, a majority of our independent directors are required to make certain determinations in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our and is consistent with our investment strategies and policies.

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

Managerial Assistance to Portfolio Companies

In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above in Qualifying Assets categories (1), (2) or (3). However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above in Qualifying Assets category (1)(c)(iv)) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. We may also receive fees for these services. RGC may provide, or arrange for the provision of, such managerial assistance on our behalf to portfolio companies that request this assistance, subject to reimbursement of any fees or expenses incurred on our behalf by RGC in accordance with our Advisory Agreement.

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

In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our gross assets for temporary purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Related to Our Business and Structure — We may borrow money, which would magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.” in Part I, Item 1A of this Form 10-K.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:

●	pursuant to Rule 13a-14 of the Exchange Act, our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;
●	pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
●	pursuant to Rule 13a-15 of the Exchange Act, our management must prepare a report regarding its assessment of our internal control over financial reporting and, starting from the date on which we cease to be an emerging growth company under the JOBS Act, must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm should we become an accelerated filer; and
●	pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Summary Risk Factors

Risks Related to Our Business and Structure

●	Our investment portfolio is recorded at fair value, with our Board of Directors having final responsibility for overseeing, reviewing and determining, in good faith, the fair value of our investment portfolio and, as a result, there is uncertainty as to the value of our portfolio investments.
●	We operate in a highly competitive market for investment opportunities and we may not be able to compete effectively.
●	Our business model depends to a significant extent upon strong referral relationships. Any inability of RGC to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
●	Our success depends on the ability of RGC to attract and retain qualified personnel in a competitive environment.
●	There are significant potential conflicts of interest which could impact our investment returns, including with regard to our strategic relationship with Oaktree.
●	Our management fee and incentive fee may induce RGC to purchase assets with borrowed funds and to use leverage when it may be unwise to do so, or to make speculative investments.
●	Due to the COVID-19 pandemic and other disruptions in the economy, the risk that our investors may default on capital drawdowns may be heightened.
●	Any failure on our part to maintain our status as a BDC or fail to qualify as a RIC would reduce our operating flexibility.
●	Regulations governing our operation as a BDC affect our ability to raise additional capital and the way in which we do so. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.
●	We may borrow money, which would magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.
●	Any defaults under the Credit Agreement could adversely affect our business.
●	Changes in interest rates may affect our cost of capital, the ability of our portfolio companies to service their debt obligations and our net investment income.
●	To the extent original issue discount and PIK-interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.
●	The interest rates of our loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes.
●	Changes in laws or regulations governing our business or the businesses of our portfolio companies, changes in the interpretation thereof or newly enacted laws or regulations, and any failure by us or our portfolio companies to comply with these laws or regulations may adversely affect our business and the businesses of our portfolio companies.

Risks Related to Our Investments

●	Investing in small, fast-growing companies involves a high degree of risk, and our financial results may be affected adversely if one or more of our significant portfolio investments defaults on its loans or fails to perform as we expect.
●	An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies and a greater vulnerability to economic downturns.
●	Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.
●	The lack of liquidity in our investments may adversely affect our business.
●	Our portfolio may lack diversification among portfolio companies, which subjects us to a risk of significant loss if one or more of these companies default on their obligations under any of their debt instruments.
●	Our portfolio may be concentrated in a limited number of industries, which will subject us to a risk of significant loss if there is a downturn in a particular industry in which a number of our investments are concentrated.
●	We invest in sectors including technology, life sciences, healthcare information and services and other high-growth industries, which are subject to specific risks related to each.
●	Because we generally do not hold controlling equity interests in our portfolio companies, we may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.
●	Defaults by our portfolio companies will harm our operating results.
●	If our portfolio companies are unable to commercialize their technologies, products, business concepts or services, the returns on our investments could be adversely affected.
●	Any unrealized losses we experience on our loan portfolio may be an indication of future realized losses, which could reduce our income available for distribution.
●	Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.
●	Our investments in leveraged portfolio companies may be risky, and you could lose all or part of your investment.
●	We may not realize gains from our equity investments.

Risks Related to Our Common Stock

●	There may be no future Spin-Off transactions, stock repurchase offers or other liquidity event.
●	Investors in our private offerings are subject to transfer restrictions.

Risks Related to RIC Tax Treatment

●	We will be subject to U.S. federal corporate-level income tax if we are unable to qualify as a RIC.
●	Due to the COVID-19 pandemic or other disruptions in the economy, we may not be able to increase our distributions and may reduce or defer our distributions and choose to incur U.S. federal excise tax in order preserve cash and maintain flexibility, and a portion of our distributions may be a return of capital.

General Risks

●	Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.
●	There is uncertainty surrounding potential legal, regulatory and policy changes by new presidential administrations in the United States that may directly affect financial institutions and the global economy.
●	Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, results of operations or financial condition.

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

Additionally, the COVID-19 pandemic, or any other outbreak of epidemic disease, may have a significant adverse impact on the fair value of our investments. These factors may also cause the valuation of our investments to differ materially from the values that we may ultimately realize. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not show the complete impact of the COVID-19 pandemic and the resulting measures taken in response thereto.

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

Accomplishing our investment objective on a cost-effective basis is largely a function of RGC’s handling of the investment process, its ability to provide competent, attentive and efficient services and our access to investments offering acceptable terms. In addition to monitoring the performance of our existing investments and other responsibilities under the Advisory Agreement, RGC’s investment team may also be called upon, from time to time, to provide managerial assistance to some of our portfolio companies. These demands on their time may distract them or slow the rate of investment.

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

Our primary competitors for investments include both existing and newly formed equity and debt focused public and private funds, other BDCs, commercial and investment banks, venture-oriented commercial banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have, which could allow them to consider a wider variety of investments and establish more relationships than we can. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to maintain our ability to be subject to taxation as a RIC. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to offer. In recent years, substantial investor capital has been allocated to the private credit and direct lending asset classes, creating and increasing competition among lenders. Increased competition across all segments of the private credit and direct lending markets, has reduced credit spreads, and along with very low historically low interest rates, has reduced investment yields and resulted in more borrower friendly terms and conditions. For instance, typically when interest rates are low and a credit cycle extended, new entrants will enter traditionally higher yielding markets creating additional competition and pressures and temporarily compressing yields. We believe the credit markets, and in particular the market for our lending strategies, are presently experiencing such pressures. New competitors, including established private credit platforms in other segments, have entered the sponsored and non-sponsored growth lending market and a similar competitive dynamic is possible. While their entry may or may not be permanent, their entry could lead to competitive pressure on our investment yields and other terms and conditions in the short-term.

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

The members of RGC’s senior management are and may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us, and may have conflicts of interest in allocating their time. RGC may also manage and sub-advise private investment funds and accounts, and may manage other such funds and accounts in the future, which have investment mandates that are similar, in whole and in part, with ours. Accordingly, RGC’s senior management may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, RGC’s senior management may face conflicts of interest in the allocation of investment opportunities to us and such other existing and future funds and accounts.

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

OCM made the $139.0 million Initial OCM Commitment in connection with the Initial Private Offering and the $112.5 Subsequent OCM Commitment in connection with the Second Private Offering. As of March 11, 2021, OCM owned approximately 57% of our outstanding common stock. In addition, OCM holds an interest in RGC. In connection with our strategic relationship with Oaktree, OCM has a right to nominate an individual for election to our Board of Directors. If at any time, OCM has not nominated for election a member of our Board of Directors and/or a nominated director has not yet been elected, OCM will maintain board observation rights. OCM’s appointee to our Board of Directors is Brian Laibow. Mr. Laibow has also been appointed to the board of managers and Investment Committee of RGC. Mr. Laibow is an employee of Oaktree and we expect that he will continue to engage in investment advisory activities for Oaktree, which could result in a conflict of interest and may distract him from his responsibilities to us and RGC.

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

Our management fee may induce RGC to purchase assets with borrowed funds and to use leverage when it may be unwise to do so.

The management fee payable by us to RGC may create an incentive for RGC to purchase assets with borrowed funds when it is unwise to do so or to pursue investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The management fee payable to RGC is calculated based on the amount of our gross assets which includes assets purchased with borrowed funds or other forms of leverage. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of our common stock.

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

Given the structure of the Advisory Agreement, any general increase in interest rates can be expected to lead to higher interest rates applicable to our debt investments and will likely have the effect of making it easier for RGC to meet the quarterly hurdle rate for payment of income incentive fees under the Advisory Agreement without any additional increase in relative performance on the part of RGC. This may occur without a corresponding increase in distributions to our stockholders. In addition, in view of the catch-up provision applicable to income incentive fees under the Advisory Agreement, RGC could potentially receive a significant portion of the increase in our investment income attributable to such a general increase in interest rates. If that were to occur, our increase in net earnings, if any, would likely be significantly smaller than the relative increase in RGC’s income incentive fee resulting from such a general increase in interest rates.

RGC and our Administrator have the right to resign upon not more than 60 days’ notice, and we may not be able to find a suitable replacement for either within that time, or at all, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

RGC has the right, under the Advisory Agreement, to resign at any time upon not more than 60 days’ written notice, regardless of whether we have found a replacement. Similarly, our Administrator has the right under the Administration Agreement to resign at any time upon not more than 60 days’ written notice, regardless of whether we have found a replacement. If RGC or our Administrator were to resign, we may not be able to find a new investment adviser or administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms prior to the resignation of RGC or our Administrator, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations, as well as our ability to pay distributions, are likely to be materially and adversely affected. In addition, the coordination of our internal management and investment or administrative activities, as applicable, are likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by RGC, our Administrator and their respective affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business, results of operations and cash flows.

RGC’s liability is limited under the Advisory Agreement and we have agreed to indemnify RGC against certain liabilities, which may lead RGC to act in a riskier manner on our behalf than it would when acting for its own account.

Under the Advisory Agreement, RGC has not assumed any responsibility to us other than to render the services called for under that agreement. It is not responsible for any action of our Board of Directors in following or declining to follow RGC’s advice or recommendations. Under the Advisory Agreement, RGC and its professionals and any person controlling or controlled by RGC are not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Advisory Agreement, except those resulting from acts constituting gross negligence, willful misfeasance, bad faith or reckless disregard of the duties that RGC owes to us under the Advisory Agreement. In addition, as part of the Advisory Agreement, we will indemnify RGC and its professionals from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Advisory Agreement, except where attributable to gross negligence, willful misfeasance, bad faith or reckless disregard of such person’s duties under the Advisory Agreement.

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

We may need additional capital to fund growth in our investments. We expect to continue to issue equity securities in connection with the Second Private Offering and expect to borrow from financial institutions. A reduction in the availability of new capital could limit our ability to grow. We must distribute at least 90% of our investment company taxable income to our stockholders to maintain our tax treatment as a RIC. As a result, any such cash earnings may not be available to fund investment originations. We may, in the future, borrow under debt facilities from financial institutions and issue additional debt and equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. In addition, as a BDC, our ability to borrow or issue preferred stock may be restricted if our total assets are less than 200% of our total borrowings and preferred stock (or 150% if we satisfy certain conditions including board and/or stockholder approval, see “Risk Factors — Risks Relating to our Business and Structure — Regulations governing our operation as a BDC affect our ability to raise additional capital and the way in which we do so. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.”)

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

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are generally permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. We are permitted, however, to increase our asset coverage ratio to at least 150% if stockholders representing at least a majority of the votes cast, at an annual or special meeting at which quorum is met, approve a proposal to do so. If we receive such stockholder approval, we would be permitted to increase our leverage capacity on the first day after such approval. Alternatively, we may increase the maximum amount of leverage we may incur to an asset coverage ratio of 150% if the “required majority” of our independent directors as defined in Section 57(o) of the 1940 Act approve such increase, with such approval becoming effective after one year. Because our common stock is not listed on a national securities exchange, if we receive approval to increase the maximum amount of leverage we may incur to an asset coverage ratio of 150% from an asset coverage ratio of 200%, then we must offer to repurchase all of our common stock held by stockholders as of the date of such approval. In addition, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage and risks related to leverage. If the value of our assets declines, we may be unable to satisfy this asset coverage test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss.

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

The use of leverage magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in our securities. We may borrow from and issue senior debt securities to banks, insurance companies and other lenders in the future. Holders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if  the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make dividend payments on our common stock, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage.

As a BDC, we are generally required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our gross assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 200% after each issuance of senior securities. We are permitted, however, to increase our asset coverage ratio to at least 150% if we satisfy certain conditions, including stockholder and/or board approval. See “Risk Factors — Risks Relating to our Business and Structure — Regulations governing our operation as a BDC affect our ability to raise additional capital and the way in which we do so. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.” If this ratio declines below 200%, we may not be able to incur additional debt and could be required by law to sell a portion of our investments to repay some debt when it is disadvantageous to do so, which could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on RGC’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us. In addition, any debt facility into which we may enter would likely impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to qualify as a RIC.

Any defaults under the Credit Agreement could adversely affect our business.

On May 31, 2019 (as subsequently amended), we entered into the Credit Agreement with KeyBank National Association, as administrative agent, syndication agent, and a lender, CIBC Bank USA, as documentation agent and a lender, and U.S. Bank National Association, as paying agent. In the event we default under our Credit Agreement, or other borrowings, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under such borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under such borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Alternatively, a decrease in interest rates or interest rate benchmarks, including a reduction of LIBOR to zero, may negatively affect our net interest income if our interest-earning assets reprice sooner than our interest-bearing debt investments. In a low or falling interest rate environment, prepayments may be more likely. We would then be forced to invest unanticipated proceeds at lower interest or dividend rates, resulting in a decline in our net investment income.

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

A large percentage of our portfolio investments are in the form of debt investments that are not publicly traded. The fair value of these securities is not readily determinable. We value these investments on at least a quarterly basis in accordance with our valuation policy, which is at all times consistent with generally accepted accounting principles in the United States (“U.S. GAAP”). Our Board of Directors utilizes the services of certain third-party valuation firms to aid it in determining the fair value of these investments. The Board of Directors discusses valuations and determines the fair value in good faith based on the input of RGC, the Audit Committee and the applicable third-party valuation firm. The participation of RGC in our valuation process could result in a conflict of interest, since the management fees are based in part on our gross assets and also because RGC is receiving performance-based incentive fees. The factors that are considered in the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparisons to publicly-traded companies, discounted cash flow, relevant credit market indices, and other relevant factors. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. In addition, the valuation of these types of securities may result in substantial write-downs and earnings volatility.

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

Our investments may include original-issue-discount instruments and contractual PIK-interest arrangements. To the extent original issue discount or PIK-interest constitutes a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

●	The higher interest rates of original issue discount and PIK instruments reflect the payment deferral, which results in a higher principal amount at the maturity of the instrument as compared to the original principal amount of the instrument, and increased credit risk associated with these instruments, and original issue discount and PIK instruments generally represent a significantly higher credit risk than coupon loans.
●	Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation.
●	Original issue discount and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. Original issue discount and PIK-income may also create uncertainty about the source of our cash distributions.
●	To the extent we provide loans with interest-only payments or moderate loan amortization, the majority of the principal payment or amortization of principal may be deferred until loan maturity. Because this debt generally allows the borrower to make a large lump-sum payment of principal at the end of the loan term, there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity.
●	For accounting purposes, any cash distributions to stockholders representing original issue discount and PIK-income are not treated as coming from paid-in capital, even though the cash to pay them comes from the offering proceeds. As a result, despite the fact that a distribution representing original issue discount and PIK-income could be paid out of amounts invested by our stockholders, the 1940 Act does not require that stockholders be given notice of this fact by reporting it as a return of capital.
●	In certain cases, we may recognize taxable income before or without receiving corresponding cash payments and, as a result, we may have difficulty meeting the annual distribution requirement necessary to maintain our tax treatment as a RIC.

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

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it will not compel panel banks to contribute to LIBOR after 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates (“IBORs”). The E.U. Benchmarks Regulation imposed conditions under which only compliant benchmarks may be used in new contracts after 2021. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. In addition, on March 25, 2020, the U.K. Financial Conduct Authority (the “FCA”) stated that although the central assumption that firms cannot rely on LIBOR being published after the end of 2021 has not changed, the COVID-19 outbreak has impacted the timing of many firms’ transition planning. On March 5, 2021, the FCA and LIBOR’s administrator, the ICE Benchmark Administration (“IBA”) announced that all 35 LIBOR tenors (in the five LIBOR currencies, i.e., USD, GBP, EUR, JPY and CHF) will be discontinued or declared non-representative as of either: (a) immediately after December 31, 2021, or (b) immediately after June 30, 2023. Despite the announcement confirming that certain LIBOR tenors will not be phased out until June 2023, U.S. regulators continue to urge financial institutions to stop entering into new LIBOR transactions by the end of 2021. We continue to assess the potential impact of the COVID-19 outbreak on our transition plans.

Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates, whether the COVID-19 outbreak will have further effect on LIBOR transition timelines or plans, or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR or alternative reference rates could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us. In addition, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. As such, some or all of these credit agreements may bear a lower interest rate, which would adversely impact our financial condition or results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of the Credit Agreement. If we are unable to do so, amounts drawn under the Credit Agreement may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

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

We have and will continue to expend significant financial and other resources to comply with the requirements of being a public reporting entity.

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

We invest primarily in secured loans and select equity investments issued by fast-growing companies. We invest primarily in secured loans made to companies whose debt has generally not been rated by any rating agency, although we would expect such debt, if rated, to fall below investment grade. Securities rated below investment grade are often referred to as “high yield” securities and “junk bonds,” and are considered “high risk” and speculative in nature compared to debt instruments that are rated above investment grade.

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

Equity Investments.  When we invest in secured loans, we may acquire equity securities as well, including warrants. In addition, we may invest directly in the equity securities of portfolio companies. The equity interests we receive may not appreciate in value and may in fact decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

In addition, investing in small, fast-growing, private companies involves a number of significant risks, including the following:

●	these companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold. This failure to meet obligations may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;
●	they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions, market conditions, and general economic downturns;
●	they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
●	they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion, or maintain their competitive position. In addition, our executive officers, directors and RGC may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and
●	they may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding debt upon maturity.

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

Even though we intend to structure most of our debt investments as secured loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, and based upon principles of equitable subordination as defined by existing case law, a bankruptcy court could subordinate all or a portion of our claim to that of other creditors and transfer any lien securing such subordinated claim to the bankruptcy estate. The principles of equitable subordination defined by case law have generally indicated that a claim may be subordinated only if its holder is guilty of misconduct or where the senior loan is re-characterized as an equity investment and the senior lender has actually provided significant managerial assistance to the bankrupt debtor. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering significant managerial assistance or actions to compel and collect payments from the borrower outside the ordinary course of business.

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

We intend to continue to invest the largest portions of our portfolio in technology, life sciences, healthcare information and services and other high-growth industries. Our portfolio companies may address needs in technology-related industries and markets. We expect that our technology portfolio will consist of companies that commercialize and integrate products targeted at technology-related markets. There are risks in investing in companies that target technology-related markets, including rapid and sometimes dramatic price erosion of products, the reliance on capital and debt markets to finance large capital outlays, including fabrication facilities, the reliance on partners outside of the United States, particularly in Asia, and inherent cyclicality of the technology market in general. As a result of multiple factors, access to capital may be difficult or impossible for companies in our portfolio that are pursuing these markets.

We may be subject to risks associated with our investments in life sciences-related companies.

We also intend to invest in life sciences-related companies. We anticipate that our life sciences portfolio will consist primarily of companies that commercialize and integrate products in life sciences-related industries, including biotechnology, pharmaceuticals, diagnostics and medical devices. There are risks in investing in companies that target life sciences-related industries, including, but not limited to, the uncertainty of timing and results of clinical trials to demonstrate the safety and efficacy of products; failure to obtain any required regulatory approval of products; failure to develop manufacturing processes that meet regulatory standards; competition, in particular from companies that develop rival products; and the ability to protect proprietary technology. Adverse developments in any of these areas may adversely affect the value of our life sciences portfolio.

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

Risks Related to our Common Stock

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

At any time after December 2019, we intend to seek out liquidity options for our stockholders, which may include (a) the option to elect to either (i) retain their ownership of shares of our common stock, or (ii) exchange their shares of our common stock for shares of the Public Fund; (b) listing our common stock on a national securities exchange; (c) making the Trading Platform operated by The Nasdaq Private Market, LLC or its affiliates available to stockholders; or (d) offering to repurchase a portion of our shares of common stock outstanding from stockholders.

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

The Company may exclude any investor from participating in the Spin-Off transaction if, in the reasonable discretion of the Company, there is a substantial likelihood that such investor’s exchange of shares of our common stock at such time would cause us or the Public Fund, to (i) be in violation of, or noncompliance with, any law or regulation to which such entity is or would be subject or (ii) be deemed to hold “plan assets” under ERISA or Section 4975 of the Code because the investments of Benefit Plan Investors are deemed to be significant. If a Spin-Off transaction does occur, although it is expected that any incentive fee payable in connection with the Spin-Off transaction will be calculated using the methodology set forth in “Note 7 — Related Party Agreements and Transactions” to our financial statements in Part II, Item 8 of this Form 10-K (taking into account the pro rata portion of our assets and liabilities relating to shares of our common stock being exchanged on an as-liquidated basis), the final terms of a Spin-Off transaction will be determined at the time of any such Spin-Off transaction, and there is no guarantee that such terms will be favorable to investors. See “Business — Investor Optionality; Potential Spin-Offs” in Part I, Item 1 of this Form 10-K for more information. While we expect that a Spin-Off transaction would likely be taxable to a stockholder that chooses to participate in the Spin-Off transaction, we cannot at this time predict the specific tax consequences of any future Spin-Off transaction that may occur.

While we also have made and may continue to make the Trading Platform operated by The Nasdaq Private Market, LLC or its affiliates available to stockholders, there can be no guarantee that we will do so or that secondary trading opportunities will be available for all stockholders who wish to sell their shares. Secondary trading of shares of common stock on the Trading Platform, if available, would be subject to applicable law and will be restricted solely to accredited investors. Stockholders who access the Trading Platform will be subject to certain transaction fees that will not be reimbursed by the Company or by RGC. Any such secondary trading may result in shares being purchase or sold at a price above or below the Company’s last calculated net asset value, and if you sell shares at a price below your initial purchase price, you may lose money on your investment in the Company.

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

Private funds that are excluded from the definition of  “investment company” either pursuant to Section 3(c)(1) or 3(c)(7) of the 1940 Act are restricted from acquiring directly or through a controlled entity more than 3% of our total outstanding voting stock (measured at the time of the acquisition). Investment companies registered under the 1940 Act and BDCs are also generally subject to this restriction as well as other limitations under the 1940 Act that would restrict the amount that they are able to invest in our securities. Additionally, until such time as the shares of our common stock are considered “publicly-offered securities” within the meaning of Section 3(42) of ERISA and certain DOL regulations (together, the “Plan Asset Provisions”), we intend to operate so that less than 25% of the value of any class of equity interest in the Company is held by “Benefit Plan Investors” (within the meaning of the Plan Asset Provisions), so that their investment will not be “significant” and the assets of the Company will not include “plan assets” under the Plan Asset Provisions (the “25% Test”). In order to meet the requirements of the 25% Test, we may prohibit certain investments or transfers of investments so as to avoid the Company holding “plan assets” within the meaning of ERISA. As a result, certain investors will be limited in their ability to make significant investments in us at a time that they might desire to do so.

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

Other than in connection with a Spin-Off transaction, investors who participated in our private offerings may not sell, assign, transfer or otherwise dispose of (in each case, a “Transfer”) any common stock unless (i) we give consent and (ii) the Transfer is made in accordance with applicable securities laws. No Transfer will be effectuated except by registration of the Transfer on our books.

Risks Related to RIC Tax Treatment

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

Since, in certain cases, we may recognize taxable income before or without receiving corresponding cash payments, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain our qualification as a RIC. Accordingly, to satisfy our RIC distribution requirements, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities. If we are not able to obtain cash from other sources, we may fail to qualify for tax treatment as a RIC and thus become subject to corporate-level income tax. For additional discussion regarding the tax implications of our election to be taxed as a RIC, please see “Business — Certain U.S. Federal Income Tax Considerations — Taxation of the Company” in Part I, Item 1 of this Form 10-K.

Due to the COVID-19 pandemic or other disruptions in the economy, we may not be able to increase our dividends and may reduce or defer our dividends and choose to incur U.S. federal excise tax in order preserve cash and maintain flexibility.

As a BDC, we are not required to make any distributions to stockholders other than in connection with our election to be taxed as a RIC under subchapter M of the Code. In order to maintain our tax treatment as a RIC, we must distribute to stockholders for each taxable year at least 90% of our investment company taxable income (i.e., net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses). If we qualify for taxation as a RIC, we generally will not be subject to corporate-level US federal income tax on our investment company taxable income and net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we timely distribute to stockholders. We will be subject to a 4% U.S. federal excise tax on undistributed earnings of a RIC unless we distribute each calendar year at least the sum of (i) 98.0% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax.

Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to stockholders of record in the current year, the dividend will be treated for all US federal tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for corporate-level U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2020 until as late as December 31, 2021. If we choose to pay a spillover dividend, we will incur the 4% U.S. federal excise tax on some or all of the distribution.

Due to the COVID-19 pandemic or other disruptions in the economy, we may take certain actions with respect to the timing and amounts of our distributions in order to preserve cash and maintain flexibility. For example, we may not be able to increase our dividends. In addition, we may reduce our dividends and/or defer our dividends to the following taxable year. If we defer our dividends, we may choose to utilize the spillover dividend rules discussed above and incur the 4% U.S. federal excise tax on such amounts. To further preserve cash, we may combine these reductions or deferrals of dividends with one or more distributions that are payable partially in our stock as discussed below under “—We may choose to pay distributions in our own stock, including in connection with our Dividend Reinvestment Plan, in which case you may be required to pay U.S. federal income tax in excess of the cash you receive.”

We may choose to pay distributions in our own stock, including in connection with our Dividend Reinvestment Plan, in which case you may be required to pay U.S. federal income tax in excess of the cash you receive.

We may distribute taxable distributions that are payable in cash or shares of our common stock, including in connection with our Dividend Reinvestment Plan, at the election of each stockholder. Under certain applicable provisions of the Code and published IRS guidance, distributions payable from a publicly offered RIC that are payable in cash or in shares of stock at the election of stockholders may be treated as taxable distributions. The IRS has issued a revenue procedure indicating that this rule will apply if the total amount of cash to be distributed is not less than 20% of the total distribution. Under this revenue procedure, if too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in shares of our common stock). If we decide to make any distributions consistent with this revenue procedures that are payable in part in shares of our common stock, taxable stockholders receiving such distributions will be required to include the full amount of the distribution (whether received in cash, stock or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain distribution) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay U.S. federal income tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the net asset value of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. federal tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in stock. In addition, if a significant number of our stockholders sell shares of our common stock in order to pay U.S. federal income taxes owed on distributions, it may put downward pressure on the net asset value of our common stock.

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

General Risks

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

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. The global impact of the outbreak is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of the COVID-19 pandemic, have created significant disruption in supply chains and economic activity. The impact of the COVID-19 pandemic has led to significant volatility with significant periodic declines in the global public equity markets and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby, including a recession and steep increase in unemployment in the United States.

General uncertainty surrounding the dangers and impact of COVID-19 (including the preventative measures taken in response thereto and additional uncertainty regarding new variants of COVID-19 that have emerged in the U.K., South Africa and Brazil) has to date created significant disruption in supply chains and economic activity. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity have had and may continue to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also have and may continue to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.

In addition, due to the outbreak in the United States, certain RGC personnel are currently working remotely, which may introduce additional operational risk to us. Staff members of certain of our other service providers may also work remotely during the COVID-19 outbreak. An extended period of remote working could lead to service limitations or failures that could impact us or our performance.

Additionally, the disruption in economic activity caused by the COVID-19 pandemic has had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

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

In addition, due to the outbreak in the United States, certain RGC personnel are currently working remotely, which may introduce additional operational risk to us. Staff members of certain of our other service providers may also be working remotely during the COVID-19 outbreak. An extended period of remote working could lead to service limitations or failures that could impact us or our performance.

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

For example, in throughout much of 2020, the COVID-19 pandemic has delivered a shock to the global economy. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby, including a recession and a steep increase in unemployment in the U.S. With respect to the U.S. credit markets (in particular for middle-market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of shelter in place orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle-market businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this 10-K while there are positive results with improved treatment strategies and a growing number of vaccines with significant efficacy, it is impossible to determine the scope and duration of this outbreak, and related mitigation measures or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us, RGC and our portfolio companies.

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

While several countries, as well as certain states, counties and cities in the United States, have relaxed initial public health restrictions with the view to partially or fully reopening their economies, many cities have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. These surges have led to the re-introduction of such restrictions and business shutdowns in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Health advisors warn that recurring COVID-19 outbreaks will continue if reopening is pursued too soon or in the wrong manner, which may lead to the reintroduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues). Additionally, as of late December 2020, travelers from the United States are not allowed to visit Canada, Australia or the majority of countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. In addition, although the Federal Food and Drug Administration authorized vaccines for emergency use starting in December 2020, it remains unclear how quickly the vaccines will be distributed nationwide and globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.

If the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income that would have a material adverse effect on our business, financial condition or results of operations.

We cannot be certain as to the duration or magnitude of the continuing economic impact of the COVID-19 pandemic in the markets in which we and our portfolio companies operate, including with respect to travel restrictions, business closures, mitigation efforts (whether voluntary, suggested or mandated by law) and corresponding declines in economic activity that may negatively impact the U.S. economy and the markets for various types of goods and services provided by U.S. middle market companies. Depending on the duration, magnitude and severity of these conditions and their related economic and market impacts, certain portfolio companies may suffer declines in earnings and could experience financial distress, which could cause them to default on their financial obligations to us and their other lenders.

Economic recessions or downturns, including as a result of the COVID-19 pandemic, could impair our portfolio companies and harm our operating results.

Many of the portfolio companies in which we make investments may be susceptible to economic slowdowns or recessions and may be unable to repay the loans we made to them during these periods, including as a result of the COVID-19 pandemic. Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record our investments at their current fair value. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our and our portfolio companies’ funding costs, limit our and our portfolio companies’ access to the capital markets or result in a decision by lenders not to extend credit to us or our portfolio companies. These events could prevent us from increasing investments and harm our operating results.

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

As a result of the November 2020 elections in the United States, the Democratic Party gained control of both the Presidency and the Senate from the Republican Party. Therefore, changes in federal policy, including tax policies, and at regulatory agencies are expected to occur over time through policy and personnel changes following elections, which may lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

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

Third parties with which we do business (including those that provide services to us) may also be sources or targets of cybersecurity or other technological risks. We outsource certain functions, and these relationships allow for the storage and processing of our information and assets, as well as certain investor, counterparty, employee and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. Privacy and information security laws and regulation changes, and compliance with those changes, may also result in cost increases due to system changes and the development of new administrative processes.

We and our service providers are currently impacted by quarantines and similar measures being enacted by governments in response to the COVID-19 pandemic, which are obstructing the regular functioning of business workforces (including requiring employees to work from external locations and their homes). Accordingly, the risks described above may be heightened under current conditions.

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

Item 3. Legal Proceedings

We and RGC are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we or RGC may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

We currently offer and sell shares of our common stock in transactions exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D, as well as under Regulation S under the Securities Act. There will be no established public trading market for our common stock, nor can we give any assurance that a public trading market will develop until we conduct an IPO and list our shares of common stock on a national securities exchange.

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

Holders

As of March 11, 2021, there were 171 holders of record of our common stock.

Distributions

To the extent that we have funds available, we intend to make quarterly distributions to our stockholders. Our stockholder distributions, if any, will be determined by our Board of Directors. Any distribution to our stockholders will be declared out of assets legally available for distribution. We anticipate that distributions will be paid from income primarily generated by interest and dividend income earned on investments made subsequent to the Initial Closing. We will not be able to determine whether any specific distribution will be treated as made out of our taxable earnings or as a return of capital until after the end of our taxable year. The amount treated as a tax-free return of capital will reduce a stockholder’s adjusted basis in his or her common stock, thereby increasing his or her potential gain or reducing his or her potential loss on the subsequent sale or other disposition of his or her common stock. For the year ended December 31, 2020, the Company declared and paid dividends in the amount of $39,709,233 of which $7,265,785 was distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s dividend reinvestment program. For the year ended December 31, 2019, the Company declared and paid dividends in the amount of  $40,651,334 of which $8,192,547 was distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s dividend reinvestment program. Total distributions for the years ended December 31, 2020 and December 31, 2019 represented distributions from income and not return of capital. On March 4, 2021, the Board of Directors declared a dividend in the amount of $0.37 per share payable on March 19, 2021 to stockholders of record as of March 5, 2021.

We have elected to be treated, currently qualify, and intend to continue to qualify, as a RIC under Subchapter M of the Code. While we intend to qualify to be treated as a RIC annually, we anticipate that we may have difficulty satisfying the asset diversification requirements as we deploy capital and build our investment portfolio. If we fail to qualify as a RIC for any taxable year, we will be subject to corporate-level U.S. federal income tax on any net taxable income for such year. See “Business — Certain U.S. Federal Income Tax Considerations” in Part I, Item 1 of this Form 10-K and “Note 2 — Summary of Significant Accounting Policies” to our financial statements in Part II, Item 8 of this Form 10-K for more information. To maintain RIC tax treatment, we must distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of our net realized long-term capital losses, if any, to our stockholders. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of: (a) 98% of our ordinary income (not taking into account any capital gains or losses) for such calendar year; (b) 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year; and (c) any net ordinary income and capital gain net income that we recognized in previous years but was not distributed during such years and on which we paid no U.S. federal income tax.

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

Recent Sales of Unregistered Securities and Use of Proceeds

Except as previously reported by us on our current reports on Form 8-K or quarterly reports on Form 10-Q, we did not sell any securities during the period covered by this Form 10-K that were not registered under the Securities Act.

Item 6.  Selected Financial Data

The following selected financial and other data for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 is derived from our audited financial statements. The selected financial information and other data presented below should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K and with the audited financial statements and the notes thereto included in Part II, Item 8 of this Form 10-K.

Our historical results are not necessarily indicative of future results. The selected financial data in this section is not intended to replace the financial statements and is qualified in its entirety by the financial statements and related notes included in this filing.

	Year ended	Year ended	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2020	2019	2018	2017	2016
Income Statement Data:
Total investment income	$57,626,303	$55,139,136	$20,756,054	$3,189,839	$—
Total operating expenses	19,556,586	18,685,305	9,049,637	5,031,385	902,980
Net investment income (loss)	38,069,717	36,453,831	11,706,417	(1,841,546)	(902,980)
Net realized gain (loss) on investments	(5,347,409)	609,031	59,792	—	—
Net change in unrealized appreciation (depreciation) on investments	14,257,592	(9,416,462)	(8,693)	405,251	(61)
Net increase in net assets resulting from operations	$46,979,900	$27,646,400	$11,757,516	$(1,436,295)	$(903,041)
Per share data:
Net investment income (loss)(1)	1.38	1.95	1.26	(0.66)	(83.81)
Net increase in net assets resulting from operations(1)	1.70	1.48	1.26	(0.51)	(83.82)

	Year ended	Year ended
	December 31,	December 31,
	2020	2019
Balance Sheet Data:
Non-control/non-affiliate investments at fair value	$541,978,736	$368,016,276
Control/affiliate investments at fair value	9,845,854	—
Investment in U.S. Treasury Bills at fair value	70,002,060	99,965,423
Cash and cash equivalents	14,886,246	45,799,672
Accrued interest receivable	2,682,405	1,941,502
Other accounts receivable	359,000	403,566
Prepaid expenses	137,096	165,901
Total Assets	$639,891,397	$516,292,340
Credit facilities	99,000,000	61,000,000
Deferred credit facility fees	(1,583,230)	(978,907)
Reverse repurchase agreement	69,650,000	74,593,802
Accrued incentive fees	5,007,065	3,582,987
Due to affiliate	143,515	81,537
Interest payable	468,014	500,056
Accrued expenses and other liabilities	962,348	1,199,644
Total Liabilities	$173,647,712	$139,979,119
Total Net Assets	$466,243,685	$376,313,221
Other Data:
Total return based on Net Asset Value(2)	1.79%	(3.70)%
Net Asset Value per share(1)	$14.84	$14.58
Weighted average shares outstanding for period, basic	27,617,425	18,701,021
Dividends declared and paid	$39,709,233	$40,651,334

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors, and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including changes from the impact of the current COVID-19 pandemic;
●	our ability to continue to effectively manage our business due to the disruptions caused by the current COVID-19 pandemic;

●	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
●	such an economic downturn could disproportionately impact the companies that we intend to target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies;
●	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities, including as a result of the COVID-19 pandemic;
●	interest rate volatility could adversely affect our results, particularly to the extent that we use leverage as part of our investment strategy;
●	currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;
●	our future operating results, including our ability to achieve objectives as a result of the COVID-19 pandemic;
●	our business prospects and the prospects of our portfolio companies, including the impact of the COVID-19 pandemic thereon;
●	our contractual arrangements and relationships with third parties;
●	the ability of our portfolio companies to achieve their objectives, including as a result of the COVID-19 pandemic;
●	competition with other entities and our affiliates for investment opportunities;
●	the speculative and illiquid nature of our investments;
●	the use of borrowed money to finance a portion of our investments;
●	the adequacy of our financing sources and working capital;
●	the loss of key personnel;
●	the timing of cash flows, if any, from the operations of our portfolio companies, and the impact of the COVID-19 pandemic thereon;
●	the ability of our external investment adviser, RGC, to locate suitable investments for us and to monitor and administer our investments, and the impacts of the COVID-19 pandemic thereon;
●	the ability of RGC to attract and retain highly talented professionals;
●	our ability to qualify and maintain our qualification as a RIC under Subchapter M of the Code, and as a BDC;
●	the occurrence of a disaster, such as a cyber-attack against us or against a third party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster-recovery systems, or consequential employee error;
●	the effect of legal, tax and regulatory changes; and
●	the other risks, uncertainties and other factors we identify under “Risk Factors” in Part I, Item 1A of this Form 10-K and in our other filings with the SEC.

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

Overview

We are an externally managed, non-diversified closed-end investment management company that was formed on August 31, 2015 as a corporation under the laws of the State of Maryland. We have elected to be regulated as a BDC under the 1940 Act. In addition, we have elected to be treated, currently qualify, and intend to continue to qualify, as a RIC under Subchapter M of the Code. If we fail to qualify as a RIC for any taxable year, we will be subject to corporate-level U.S. federal income tax on any net taxable income for such year. As a BDC and a RIC, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source-of-income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our investment company taxable income and net tax-exempt interest.

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

We commenced investment activities in portfolio securities during the quarter ended June 30, 2017, and we commenced investment activities in U.S. Treasury Bills during the quarter ended December 31, 2016. In October 2015, in connection with our formation, we issued and sold 1,667 shares of our common stock to R. David Spreng, our President, Chief Executive Officer and Chairman of our Board of Directors, for an aggregate purchase price of $25,000. In December 2016, we completed the initial closing of capital commitments in the Initial Private Offering, in connection with which we called capital and issued 333,333 shares of our common stock to investors for an aggregate purchase price of $5,000,000. The final closing of the Initial Private Offering occurred on December 1, 2017. In connection with the Initial Private Offering, we issued 18,241,157 shares of our common stock to stockholders for a total purchase price of $275,000,000.

As of December 31, 2020, we had completed multiple closings under our second private offering (the “Second Private Offering”) and had accepted capital commitments of $174,673,500. As of December 31, 2020, in connection with the Second Private Offering, we have issued an aggregate of 8,352,251 shares for a total purchase price of $125,283,766. As of December 31, 2020, we have issued 4,816,873 shares for a total purchase price of $70,757,547 in connection with our dividend reinvestment plan.

On August 10, 2020, we, RGC, and certain other funds and accounts sponsored or managed by RGC and/or its affiliates were granted the Order that permits us greater flexibility than the 1940 Act permits to negotiate the terms of co-investments if our Board of Directors determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by RGC or its affiliates in a manner consistent with the our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that the ability to co-invest with similar investment structures and accounts sponsored or managed by RGC or its affiliates will provide additional investment opportunities and the ability to achieve greater diversification. Under the terms of the Order, a majority of our independent directors are required to make certain determinations in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our and is consistent with our investment strategies and policies.

Portfolio Composition and Investment Activity

Portfolio Composition

At December 31, 2020, we had investments in 31 portfolio companies, representing 22 companies where we held loan and warrant investments, eight companies where we held warrant interests only, and we held one U.S. Treasury Bill. The following table shows the fair value of our investments, by asset class, as of December 31, 2020:

			Percentage of
Investments	Cost	Fair Value	Total Portfolio
Portfolio Investments
Common Stock	$1,237,196	$521,940	0.1%
Corporate Bonds	253,095	333,453	0.1
Senior Secured Term Loans	506,555,279	501,964,657	80.7
Preferred Stock	19,737,450	15,995,868	2.6
Warrants	18,804,531	33,008,672	5.3
Total Portfolio Investments	546,587,551	551,824,590	88.7
U.S. Treasury Bill	70,001,472	70,002,060	11.3
Total Investments	$616,589,023	$621,826,650	100.0%

At December 31, 2019, we had investments in 25 portfolio companies, representing 21 companies where we held loan and warrant investments, four companies where we held warrant interests only, and held two U.S. Treasury Bills. The following table shows the fair value of our investments, by asset class, as of December 31, 2019:

			Percentage of
Investments	Cost	Fair Value	Total Portfolio
Portfolio Investments
Senior Secured Term Loans	$358,385,089	$349,570,424	74.6%
Preferred Stock	250,000	437,515	0.1
Warrants	18,383,811	18,008,337	3.9
Total Portfolio Investments	377,018,900	368,016,276	78.6
U.S. Treasury Bill	99,982,765	99,965,423	21.4
Total Investments	$477,001,665	$467,981,699	100.0%

Investment Activity

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments as well as repayments and sales of existing investments. For the year ended December 31, 2020, the Company funded $249.5 million in eleven new portfolio companies and $46.0 million in seven existing portfolio companies. The Company also received $103.7 in loan repayments from ten portfolio companies and $2.9 million in proceeds from the termination of warrants.

Portfolio Reconciliation

The following is a reconciliation of our investment portfolio, including U.S. Treasury Bills, for the years ended December 31, 2020, 2019 and 2018:

	Year Ended	Year Ended	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Beginning Investment Portfolio	$467,981,699	$304,208,317	$140,721,508
Purchases of Investments(1)	276,222,542	242,999,215	168,111,471
Purchases of U.S. Treasury Bills	276,000,012	315,836,640	270,444,962
Amortization of Fixed Income Premiums or Accretion of Discounts	9,255,732	13,021,775	4,621,487
Sales or Repayments of Investments	(107,610,861)	(79,062,912)	(14,500,629)
Scheduled Principal Payments of Investments	(2,948,902)	(23,875,997)	(2,251,899)
Sales and Maturities of U.S. Treasury Bills	(305,983,755)	(295,955,273)	(262,989,682)
Realized Gain (Loss) on Investments	(5,347,409)	226,396	59,792
Net Change in Unrealized Appreciation (Depreciation) on Investments	14,257,592	(9,416,462)	(8,693)
Ending Investment Portfolio	$621,826,650	$467,981,699	$304,208,317

(1)	Includes PIK interest.

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

The following tables show the investment ratings of our debt investments at fair value as of December 31, 2020 and 2019:

	As of December 31, 2020			As of December 31, 2019
		% of	Number of		% of	Number of
Investment		Total	Portfolio		Total	Portfolio
Rating	Fair Value	Portfolio	Companies	Fair Value	Portfolio	Companies
1	$—	—	—	$—	—	—
2	380,796,998	61.2%	15	217,278,446	46.4%	11
3	90,459,846	14.5%	5	119,109,762	25.5%	8
4	30,707,813	4.9%	2	8,870,625	1.9%	1
5	—	—	—	4,311,591	0.9%	1
	$501,964,657	80.7%	22	$349,570,424	74.7%	21

The global COVID-19 pandemic, to date, has had limited impact on the investment ratings of our debt investments, taken as a whole. However, the ongoing impact of the COVID-19 pandemic is uncertain and we can make no assurances that the pandemic will not have a negative impact on our investment portfolio in the future.

Loans and Debt Securities on Non-Accrual Status

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of December 31, 2020, we had six loans to Mojix, Inc. representing an aggregate principal funded of $11,000,000 at a fair market value of $8,961,080, on non-accrual status, which represents 1.92% of our net assets. As of December 31, 2019, we had two loans to Aginity, Inc. representing an aggregate principal funded of $9,000,000 at a fair market value of $4,311,589, on non-accrual status, which represents 1.15% of our net assets.

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

Comparison of the Years Ended December 31, 2020, 2019 and 2018

	Year Ended		Year Ended		Year Ended
	December 31, 2020		December 31, 2019		December 31, 2018
		Per		Per		Per
	Total	Share(1)	Total	Share(1)	Total	Share(1)
Investment income
Interest and dividend income	$55,458,426	$2.01	$54,450,955	$2.91	$19,565,467	$2.10
Other income	2,167,877	0.08	688,181	0.04	1,190,587	0.13
Total investment income	57,626,303	2.09	55,139,136	2.95	20,756,054	2.23
Operating expenses
Management fees	6,831,566	0.25	5,105,009	0.27	4,812,500	0.51
Incentive fees	7,260,656	0.26	8,349,449	0.45	1,411,324	0.15
Interest expense	1,064,150	0.04	1,186,466	0.06	532,732	0.06
Professional fees	1,156,550	0.04	975,688	0.05	700,019	0.08
Overhead allocation expense	677,958	0.03	855,889	0.05	454,337	0.05
Administration fees	515,891	0.02	490,022	0.03	209,761	0.02
Credit facility fees	735,674	0.03	478,731	0.03	—	—
Directors’ fees	248,500	0.01	222,154	0.01	208,000	0.02
Consulting fees	58,634	0.00	110,328	0.01	66,933	0.01
Tax expense	1,319	0.00	99,549	0.01	186,782	0.02
Insurance expense	105,192	0.00	96,296	0.01	96,062	0.01
General and administrative expenses	28,557	0.00	26,264	0.00	101,984	0.01
Other expenses	871,939	0.03	689,460	0.04	269,203	0.03
Total operating expenses	19,556,586	0.71	18,685,305	1.00	9,049,637	0.97
Net investment income	38,069,717	1.38	36,453,831	1.95	11,706,417	1.26
Realized gain (loss) on investments	(5,347,409)	(0.19)	609,031	0.03	59,792	0.00
Net change in unrealized appreciation (depreciation) on investments	14,257,592	0.52	(9,416,462)	(0.50)	(8,693)	0.00
Net increase in net assets resulting from operations	$46,979,900	1.70	$27,646,400	1.48	$11,757,516	1.26

(1)	The basic per share figures noted above are based on weighted averages of 27,617,425, 18,701,021, and 9,300,960 shares outstanding for the years ended December 31, 2020, 2019, and 2018, respectively.

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

Investment income for the years ended December 31, 2020, 2019, and 2018 was $57,626,303, $55,139,136, and $20,756,054, respectively, due primarily to interest income earned on our portfolio investments. The increase in interest income for the year ended December 31, 2020 from the year ended December 31, 2019, and for the year ended December 31, 2019 from the year ended December 31, 2018 was driven by our deployment of capital, increased invested balance, prepayments, and end of term payments, partially offset by falling market interest rates. The United States Federal Reserve Bank has indicated it will maintain an accommodative monetary policy that is expected to maintain short-term interest rates at historically low levels for an extended period of time. Consequently, yields on our portfolio, as well as other investment strategies have declined relative to prior periods. We expect this trend may continue through 2021.

Operating Expenses

Our primary operating expenses include the payment of fees to RGC under the Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement, professional fees, and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, including those relating to:

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

Operating expenses for the years ended December 31, 2020, 2019 and 2018 were $19,556,586, $18,685,305 and $9,049,637, respectively. Operating expenses increased for the year ended December 31, 2020 from the year ended December 31, 2019 primarily due to increased management fees paid to RGC, professional fees, credit facility fees, and other expenses. Operating expenses increased for the year ended December 31, 2019 from the year ended December 31, 2018 primarily due to increased management fees and incentive fees paid to RGC, overhead allocation expense, consulting fees, directors’ fees, interest expense, administration fees, and other expenses. Incentive fees for the years ended December 31, 2019 and December 31, 2018 increased primarily due to the increase in investment income, as discussed in more detail below. The increases in management fees were driven by our deployment of capital and increasing invested balance. The increase in interest expense was a result of an increase in borrowings under our Credit Facilities to fund investments. The increase in overhead allocation expense was driven by allocation of RGC personnel, time, and resources utilized on fund activity. Operating expenses per share for the years ended December 31, 2020, 2019 and 2018 were $0.71 per share, $1.00 per share and $0.97 per share, respectively.

Incentive Fees

Incentive fees for the years ended December 31, 2020, 2019, and 2018 were $7,260,656, $8,349,449, and $1,411,324, respectively. $1,748,171 of the incentive fees for the year ended December 31, 2020 were earned, payable in cash, and included in accrued incentive fees in the statement of assets and liabilities as of December 31, 2020. $1,853,351 of the incentive fees for the year ended December 31, 2020 were deferred and accrued, and included in accrued incentive fees in the statement of assets and liabilities as of December 31, 2020. $1,691,311 of the incentive fees for the year ended December 31, 2019 were earned, payable in cash, and included in accrued incentive fees in the statement of assets and liabilities as of December 31, 2019. $1,891,676 of the incentive fees for the year ended December 31, 2019 were deferred and accrued, and included in accrued incentive fees in the statement of assets and liabilities as of December 31, 2019. $711,868 of the incentive fees for the year ended December 31, 2018 were earned, payable in cash, and included in accrued incentive fees in the statement of assets and liabilities as of December 31, 2018. $359,698 of the incentive fees for the year ended December 31, 2018 were deferred and accrued, and included in accrued incentive fees in the statement of assets and liabilities as of December 31, 2018. Incentive fees related to paid-in-kind or deferred interest are accrued and payment is deferred until such interest is collected in cash. Incentive fees per share for the years ended December 31, 2020, 2019, and 2018 were $0.26 per share, $0.45 per share, and $0.15 per share, respectively.

Net Investment Income

Net investment income for the years ended December 31, 2020, 2019 and 2018 was $38,069,717, $36,453,831, and $11,706,417, respectively. Net investment income increased for the year ended December 31, 2020 from the year ended December 31, 2019 primarily due to increased interest income earned on our portfolio investments, partially offset by increased management fees and incentive fees and the other operating expenses discussed above. The decrease in early terminations, and accompanying decrease in prepayment fees and associated income, may have been negatively impacted by the COVID-19 pandemic and the associated disruption in the capital markets and merger and acquisition markets. Net investment income increased for the year ended December 31, 2019 from the year ended December 31, 2018 primarily due to increased interest income earned on our portfolio investments, partially offset by increased management fees and incentive fees and the other operating expenses discussed above. Net investment income per share for the years ended December 31, 2020, 2019 and 2018 were $1.38 per share, $1.95 per share and $1.26 per share, respectively.

Net Realized Gain (Loss) on Investment

The net realized loss on investments of $5,347,409 for the year ended December 31, 2020 was primarily due to the loss on our senior secured loan to Aginity, Inc. The net realized gain on investments of $609,031 for the year ended December 31, 2019 was primarily due to the gain on the sale of preferred stock warrant in Drawbridge, Inc. and redemption of warrant for membership interest in Mobius Imagine, LLC, partially offset by a loss our warrants for preferred stock on RedSeal, Inc. The net realized gain on investments of $59,792 for the year ended December 31, 2018 was primarily due to the gain on our warrants for preferred stock of Placecast, Inc.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Net change in unrealized appreciation on investments of $14,257,593 for the year ended December 31, 2020 was primarily due to increases in the fair value of our senior secured loans to Aria Systems, Inc. and our warrants for preferred stock or common stock of Ouster, Inc., MTBC, Inc., and Aspen Group Inc. This increase was offset by the decreases in the fair value of senior secured loans to Circadence Corporation and Pivot3, Inc., and our preferred stock in MTBC, Inc. Net change in unrealized depreciation on investments of  $9,416,462 for the year ended December 31, 2019 was primarily due to increases in the fair value of our senior secured loans to eSilicon Corporation and Realwear, Inc., our preferred stock in Aria Systems, Inc. and our warrants for preferred stock of Aria Systems, Inc. and eSilicon Corporation. This increase was offset by the decreased in the fair value of senior secured loans to Aginity, Inc., CareCloud Corporation, and Mojix Inc., and our warrants for common or preferred stock of All Clear ID, Inc., Mojix Inc. and zSpace, Inc. The net change in unrealized depreciation on investments of   $8,693 for the year ended December 31, 2018 was primarily due to increases in the fair value of our senior secured loans to AllClear ID, Inc. and eSilicon Corporation, our preferred stock in Aria Systems, Inc. and our warrants for preferred stock of Aria Systems, Inc., eSilicon Corporation, Mojix Inc. and ShareThis, Inc. This increase was partially offset by decreases in the fair value of our senior secured loans to Aginity, Inc., Aria Systems, Inc., CareCloud Corporation, and Mojix Inc., and our warrants for common or preferred stock of AllClear ID, Inc., Aspen Group Inc., Mojix Inc. and SendtoNews Video, Inc.

The COVID-19 pandemic and its resultant impact on economic activity and capital market volatility has impacted and may continue to have an impact on the fair market values of our investments. As of December 31, 2020, numerous variables used in the valuation process reflected the impact of the COVID-19 pandemic, such as market comparables, market volatility, discount rates and credit spreads; however, the dynamic nature of the COVID-19 pandemic and ability of portfolio companies to assess its impact on future performance may not be fully incorporated into our assumptions. As a result, the fair market values of our portfolio investments may be negatively impacted after December 31, 2020 by circumstances and events that are not yet known, including the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. Our valuation process carefully considers the impact of the COVID-19 pandemic-related uncertainties in the various inputs utilized in the determination of the fair market value of investments.

Net Increase in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of $46,979,900 for the year ended December 31, 2020, as compared to a net increase in net assets resulting from operations of  $27,646,400 and $11,757,516 for the years ended December 31, 2019 and December 31, 2018, respectively. The net increase in net assets resulting from operations for the year ended December 31, 2020 from the year ended December 31, 2019 is attributable to increases in the fair value of our senior secured loans to Aria Systems, Inc. and our warrants for preferred stock or common stock of Ouster, Inc., MTBC, Inc., and Aspen Group Inc. The net increase in net assets resulting from operations for the year ended December 31, 2019 from the year ended December 31, 2018 is attributable to increased interest income earned on our portfolio investments and the gain on our warrants for preferred stock or units on Drawbridge, Inc. and Mobius Imagine, LLC. The net increase in net assets resulting from operations for the year ended December 31, 2018 from the year ended December 31, 2017 is attributable to increased interest income earned on our portfolio investments and the gain on our warrants for preferred stock of Placecast, Inc.

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from the net proceeds of the offering of our securities and cash flows from our operations, including investment sales and repayments as well as income earned on investments and cash equivalents. We may also fund a portion of our investments through borrowings under the Credit Agreement (discussed below). We expect that we may also generate cash from any financing arrangements we may enter into in the future and any future offerings of our equity or debt securities. We may fund a portion of our investments through borrowings from banks and issuances of senior securities. Our primary use of funds is to make investments in eligible portfolio companies, pay our operating expenses and make distributions to holders of our common stock.

During the year ended December 31, 2020, cash and cash equivalents decreased to $14,886,246, from $45,799,672 as of December 31, 2019. This decrease was primarily the result of the purchase of investments in portfolio companies for $272,532,493 and

U.S. Treasury Bills for $276,000,012 and was partially offset by sales of investments in portfolio companies, the maturity of U.S. Treasury Bills the issuance of common stock, and borrowings under our Credit Facilities.

During the year ended December 31, 2019, cash and cash equivalents increased to $45,799,672, from $2,527,474 as of December 31, 2018. This increase was primarily the result of the purchase of investments in portfolio companies for $241,669,802 and U.S. Treasury Bills for $315,836,640 and was partially offset by sales of investments in portfolio companies, the maturity of U.S. Treasury Bills the issuance of common stock, and borrowings under our Credit Facilities.

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

On October 8, 2015, we issued 1,667 shares of our common stock to R. David Spreng, our President, Chief Executive Officer and Chairman of our Board of Directors, for an aggregate purchase price of  $25,000. The remaining shares were issued in connection with the Initial Private Offering, the Second Private Offering or pursuant to the dividend reinvestment program, as follows:

	Shares	Price
Issuance Date	Issued	Per Share	Gross Proceeds
December 22, 2016	333,333	$15.00	$5,000,000
April 19, 2017	1,000,000	15.00	15,000,000
June 26, 2017	1,666,667	15.00	25,000,000
September 12, 2017	2,666,667	15.00	40,000,000
December 22, 2017	3,000,000	15.00	45,000,000
May 31, 2018(1)	70,563	14.82	1,045,570
August 31, 2018(1)	117,582	14.92	1,754,244
September 27, 2018	1,997,337	15.02	30,000,000
November 15, 2018(1)	202,779	15.07	3,055,498
January 14, 2019	4,344,964	15.19	66,000,000
March 26, 2019(1)	326,431	15.14	4,942,168
May 21, 2019(1)	374,783	15.13	5,670,467
May 24, 2019	3,232,189	15.16	49,000,000
July 16, 2019(1)	464,986	15.13	7,035,236
August 26, 2019(1)	480,121	14.76	7,088,143
October 15, 2019	1,666,667	15.00	25,000,000
November 12, 2019(1)	43,979	14.76	649,123
December 20, 2019	3,333,333	15.00	50,000,000
December 23, 2019(1)	487,166	14.52	7,073,650
March 20, 2020(1)	575,132	14.58	8,385,423
March 31, 2020	21,021	15.00	315,308
May 21, 2020(1)	529,020	14.25	7,538,541
August 6, 2020(1)	550,639	14.41	7,934,712
October 15, 2020	3,333,333	15.00	50,000,000
November 12, 2020(1)	593,692	14.46	8,584,773
Total	31,412,384		$471,072,856

(1)	Shares were issued as part of the dividend reinvestment program.

Contractual Obligations

At December 31, 2020, the Company had $49,085,569 in unfunded loan commitments to provide debt financing to five portfolio companies. The Company’s management believes that its available cash balances, availability under the Credit Agreement and/or ability to drawdown capital from investors provides sufficient funds to cover its unfunded commitments as of December 31, 2020.

	Payments Due By Period
		Less than			More than
	Total	1 year	1–3 years	3–5 years	5 years
Reverse repurchase agreement(1)	$69,650,000	$69,650,000	$—	$—	$—
Credit facilities(2)	99,000,000	99,000,000	—	—	—
Total	$168,650,000	$168,650,000	$—	$—	$—

(1)	Reverse repurchase agreement relates to the purchase of the U.S. Treasury Bill on margin. The reverse repurchase agreement purchased was subsequently repaid in January 2021.
(2)	See “Note 10 — Credit Facilities.” to our financial statements in Part II of this Form 10-K for more information.

Borrowings

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

During the fourth quarter of 2020, the Company amended the Credit Agreement and others to increase its size to $215 million, increase the accordion feature to $300 million, add additional lenders, modify certain pricing elements and other provisions. See “Note 10 — Credit Facilities” to our financial statements in Part II, Item 8 of this Form 10 K for more information on the Credit Agreement and Credit Facilities.

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

During the year ended December 31, 2020, the Company drew down $200,500,000 on the Credit Agreement and repaid $162,500,000 of which $99,000,000 remains outstanding. The Company anticipates continued usage of the Credit Agreement as well as other potential debt financing alternatives to fund future portfolio growth. At December 31, 2020, interest was accruing at a rate of 3.22%. During the year ended December 31, 2019, the Company drew down $162,250,000 on the Credit Agreement and Credit Facilities and repaid $160,750,000, of which $61,000,000 remained outstanding at December 31, 2019. At December 31, 2019 interest was accruing at a rate of 5.10% per annum. See “Note 10 — Credit Facilities” to our financial statements in Part II, Item 8 of this Form 10-K for more information on the Credit Agreement and Credit Facilities.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Distributions

To the extent that we have funds available, we intend to make quarterly distributions to our stockholders. Our stockholder distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. We anticipate that distributions will be paid from income primarily generated by interest and dividend income earned on investments made by us. We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. During the year ended December 31, 2020, we declared and paid dividends in the amount of $39,709,233, of which $7,265,784 was distributed in cash and the remainder distributed in shares to stockholders pursuant to our dividend reinvestment program. During the year ended December 31, 2019, we declared and paid dividends in the amount of $40,651,334, of which $8,192,547 was distributed in cash and the remainder distributed in shares to stockholders pursuant to our dividend reinvestment program. During the year ended December 31, 2018, we declared and paid dividends in the amount of $7,283,810, of which $1,428,498 was distributed in cash and the remainder distributed in shares to stockholders pursuant to our dividend reinvestment program.

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. The following table shows the dividends per share declared since our formation through December 31, 2020.

			Amount
Date Declared	Record Date	Payment Date	per Share
May 3, 2018	May 15, 2018	May 31, 2018	$0.15
July 26, 2018	August 15, 2018	August 31, 2018	$0.25
November 1, 2018	October 31, 2018	November 15, 2018	$0.35
March 22, 2019	March 22, 2019	March 26, 2019	$0.40
May 2, 2019	May 7, 2019	May 21, 2019	$0.45
May 2, 2019	May 31, 2019	July 16, 2019	$0.46
July 30, 2019	August 8, 2019	August 26, 2019	$0.45
September 27, 2019	September 30, 2019	November 12, 2019	$0.04
December 9, 2019	December 10, 2019	December 23, 2019	$0.40
March 5, 2020	March 6, 2020	March 20, 2020	$0.40
May 7, 2020	May 8, 2020	May 21, 2020	$0.35
August 5, 2020	August 6, 2020	August 20, 2020	$0.36
October 1, 2020	October 1, 2020	November 12, 2020	$0.38

Critical Accounting Policies

Basis of Presentation

The preparation of the financial statements and related disclosures in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reports. Actual results could materially differ from those estimates. We believe that our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, include the valuation of investments and our election to be treated, and intent to qualify annually, as a RIC. See “Note 2 — Summary of Significant Accounting Policies” to our financial statements for the year ended December 31, 2020, which describes our critical accounting policies and recently adopted accounting pronouncements not yet required to be adopted by us.

Valuation of Investments

We measure the value of our investments at fair value in accordance with ASC Topic 820, issued by the FASB. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The COVID-19 pandemic and its resultant impact on economic activity and capital market volatility has impacted and may continue to have impact on the fair market values of our portfolio investments. As a result, the fair market values of our portfolio investments may be negatively impacted after December 31, 2020 by circumstances and events that are not yet known, including the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. Our valuation process carefully considers the impact of the COVID-19 pandemic related uncertainties in the various inputs utilized in the determination of the fair market value of our portfolio investments.

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

ASC Topic 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. ASC Topic 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation. In accordance with ASC Topic 820, these inputs are summarized in the three levels listed below:

●	Level 1 — Valuations are based on quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.
●	Level 2 — Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly and model-based valuation techniques for which all significant inputs are observable.
●	Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models incorporating significant unobservable inputs, such as discounted cash flow models and other similar valuations techniques. The valuation of Level 3 assets and liabilities generally requires significant management judgment due to the inability to observe inputs to valuation.

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

Fair Value

The Company’s assets measured at fair value on a recurring basis subject to the requirements of ASC Topic 820 at December 31, 2020 and 2019 were as follows:

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Common Stock	$—	$521,940	$—	$521,940
Corporate Bonds	—	333,453	—	333,453
Senior Secured Term Loans	—	—	501,964,657	501,964,657
Preferred Stock	13,230,000	1,429,600	1,336,268	15,995,868
Warrants	—	—	33,008,672	33,008,672
Total Portfolio Investments	13,230,000	2,284,993	536,309,597	551,824,590
U.S. Treasury Bill	70,002,060	—	—	70,002,060
Total Investments	$83,232,060	$2,284,993	$536,309,597	$621,826,650

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Term Loans	$—	$—	$349,570,424	$349,570,424
Preferred Stock	—	—	437,515	437,515
Warrants	—	—	18,008,337	18,008,337
Total Portfolio Investments	—	—	368,016,276	368,016,276
U.S. Treasury Bill	99,965,423	—	—	99,965,423
Total Investments	$99,965,423	$—	$368,016,276	$467,981,699

The Company recognized transfers into and out of the levels indicated above at the end of the reporting period. There were no transfers into or out of the levels during the years ended December 31, 2020 and 2019.

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

Dividends are recorded on the applicable ex-dividend date. Interest income, if any, adjusted for amortization of market premium and accretion of market discount, is recorded on an accrual basis to the extent that we expect to collect such amounts. Original issue discount, principally representing the estimated fair value of detachable equity, warrants, or contractual success fees obtained in conjunction with our debt investments, loan origination fees, end of term payments, and market discount or premium are capitalized and accreted or amortized into interest income over the life of the respective security using the effective interest method. Loan origination fees received in connection with the closing of investments are reported as unearned income, which is included as amortized cost of the investment; the unearned income from such fees is accreted over the contractual life of the loan based on the effective interest method.

Upon prepayment of a loan or debt security, any prepayment penalties, unamortized loan origination fees, end of term payments and unamortized market discounts are recorded as interest income.

Management and Incentive Fees

We accrue for base management fees and incentive fees. The accrual for incentive fees includes the recognition of incentive fees on unrealized capital gains, even though such incentive fees are neither earned nor payable to RGC until the gains are both realized and in excess of unrealized depreciation on investments. See “Note 7 — Related Party Agreements and Transactions” to our financial statements in Part II, Item 8 of this Form 10-K for more information on the Advisory Agreement and the fee structure thereunder.

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

Recent Developments

We evaluated events subsequent to December 31, 2020, through March 11, 2021.

On January 26, 2021, the Company funded an investment of $250,000 to The Kairn Corporation.

On January 27, 2021, as part of an overall reorganization of Pivot3, Inc., Pivot3, Inc. changed its name to Pivot3 Holdings, Inc. and the Company: (i) funded a $1,000,000 investment of Series 1 Preferred Stock, and (ii) converted the $1,000,000 Convertible Bridge Loan into Series 1 Preferred Stock. Further, in conjunction with the reorganization, our Series D warrants were effectively canceled and as such we recorded a $216,610 realized loss.

On February 11, 2021, the Company funded an investment of $500,000 to Mojix, Inc.

On February 23, 2021, the Company funded an investment of $2,000,000 to Massdrop, Inc.

On March 2, 2021, 3DNA Corp. prepaid its outstanding principal balance of $7,500,000. In addition, the Company received cash proceeds of $598,438 in conjunction with ETP, prepayment fees, and interest for total proceeds of $8,098,438.

On March 4, 2021, the Company declared a dividend of $0.37 per share payable on March 19, 2021 to shareholders of record as of March 5, 2021. The Company set December 31, 2020 as the valuation date for shares issued in connection with the dividend pursuant to the Company’s dividend reinvestment plan.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We commenced investment activities in portfolio securities during the quarter ended June 30, 2017 and commenced investment activities in U.S. Treasury Bills during the quarter ended December 31, 2016.

We are subject to financial market risk, including changes in the valuations of our investment portfolio. Market risk includes risks that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The prices of securities held by us may decline in response to certain events, including those directly involving the companies we invest in; conditions affecting the general economy; overall market changes; legislative reform; local, regional, national or global political, social or economic instability; and interest rate fluctuations. Uncertainty with respect to the ongoing economic effects of the COVID-19 outbreak has introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks. For additional information concerning the COVID-19 pandemic and its potential impact on our business and our operating results, see Part I, Item 1A. Risk Factors.

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

We typically expect that interest rates on the investments held in our portfolio will be based on LIBOR, with many of these investments also having a LIBOR floor. As of December 31, 2020, 96.8%, or $490,502,019 (at cost), of our debt portfolio investments bore interest at variable rates, which are LIBOR-based and subject to certain floors, and $4,187,933 of our debt portfolio investments bore interest at fixed rates. As a policy, any interest in excess of the cash cap, if applicable, as determined on an individual loan basis will accrue to principal and be treated as PIK interest. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase our investment income by a maximum of $2,847,546 and decrease our investment income by a maximum of $0, due to certain floors, on an annual basis.

Borrowings under the Credit Facilities bear interest, at our election at the time of drawdown, at a rate per annum equal to the LIBOR rate for the applicable interest period plus 3%.

The United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, has announced that it will not compel panel banks to contribute to LIBOR after 2021. It is unclear if at that time whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. In addition, on March 25, 2020, the FCA stated that although the central assumption that firms cannot rely on LIBOR being published after the end of 2021 has not changed, the outbreak of COVID-19 has impacted the timing of many firms’ transition planning, and the FCA will continue to assess the impact of the COVID-19 pandemic on transition timelines and update the marketplace as soon as possible. On March 5, 2021, FCA and LIBOR’s administrator, the ICE Benchmark Administration (“IBA”) announced that all 35 LIBOR tenors (in the five LIBOR currencies, i.e., USD, GBP, EUR, JPY and CHF) will be discontinued or declared non-representative as of either: (a) immediately after December 31, 2021, or (b) immediately after June 30, 2023. Despite the announcement confirming that certain LIBOR tenors will not be phased out until June 2023, regulators continue to emphasize the importance of LIBOR transition planning. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, if LIBOR ceases to exist, we may need to renegotiate agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace

LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these agreements may bear interest a lower interest rate, which could have an adverse impact on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations. The global COVID-19 pandemic may also adversely impact the timing of many firms’ LIBOR transition planning. We continue to assess the potential impact of the COVID-19 pandemic on our LIBOR transition plans.

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

In addition, any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved, and may be exacerbated by the COVID-19 pandemic and its impact on foreign financial markets..

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Runway Growth Credit Fund Inc.

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of Runway Growth Credit Fund Inc. (the Company) as of December 31, 2020 and 2019, and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2020, by correspondence with the custodians and portfolio companies and other appropriate procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company’s auditor since 2015.

Chicago, Illinois
March 11, 2021

RUNWAY GROWTH CREDIT FUND INC.

Statements of Assets and Liabilities

	December 31,	December 31,
	2020	2019
Assets
Investments at fair value:
Non-control/non-affiliate investments at fair value (cost of $532,676,057 and $377,018,900, respectively)	$541,978,736	$368,016,276
Control/affiliate investments at fair value (cost of $13,911,494 and $0, respectively)	9,845,854	—
Investment in U.S. Treasury Bills at fair value (cost of $70,001,472 and $99,982,765, respectively)	70,002,060	99,965,423
Total investments at fair value (cost of $616,589,023 and $477,001,665, respectively)	621,826,650	467,981,699
Cash and cash equivalents	14,886,246	45,799,672
Accrued interest receivable	2,682,405	1,941,502
Other accounts receivable	359,000	403,566
Prepaid expenses	137,096	165,901
Total assets	639,891,397	516,292,340

Liabilities
Debt:
Credit facilities	99,000,000	61,000,000
Deferred credit facility fees (net of accumulated amortization of $383,873 and $129,290, respectively)	(1,583,230)	(978,907)
Total debt, less unamortized deferred financing costs	97,416,770	60,021,093
Reverse repurchase agreement	69,650,000	74,593,802
Accrued incentive fees	5,007,065	3,582,987
Due to affiliate	143,515	81,537
Interest payable	468,014	500,056
Accrued expenses and other liabilities	962,348	1,199,644
Total liabilities	173,647,712	139,979,119

Commitments and contingencies (Note 3)

Net assets
Common stock, $0.01 par value; 100,000,000 shares authorized; 31,414,051 and 25,811,214 shares issued and outstanding, respectively	314,140	258,112
Additional paid-in capital	466,872,304	384,369,854
Distributable (losses) earnings	(942,759)	(8,314,745)
Total net assets	$466,243,685	$376,313,221

Net asset value per share	$14.84	$14.58

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Statements of Operations

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Investment income
From non-control/non-affiliate:
Interest income	$51,591,420	$53,015,168	$19,446,270
Payment in-kind interest income	3,690,049	1,329,413	49,859
Other income	939,623	557,796	900,377
Interest income from U.S. Treasury Bills	17,223	106,374	69,338
Dividend income	1,354,714	—	290,210
Other income from non-investment sources	33,274	130,385	—
Total investment income	57,626,303	55,139,136	20,756,054

Operating expenses
Management fees	6,831,566	5,105,009	4,812,500
Incentive fees	7,260,656	8,349,449	1,411,324
Interest expense	1,064,150	1,186,466	532,732
Professional fees	1,156,550	975,688	700,019
Overhead allocation expense	677,958	855,889	454,337
Administration fee	515,891	490,022	209,761
Facility fees	735,674	478,731	—
Directors’ fees	248,500	222,154	208,000
Consulting fees	58,634	110,328	66,933
Tax expense	1,319	99,549	186,782
Insurance expense	105,192	96,296	96,062
General and administrative expenses	28,557	26,264	101,984
Other expenses	871,939	689,460	269,203
Total operating expenses	19,556,586	18,685,305	9,049,637
Net investment income	38,069,717	36,453,831	11,706,417

Realized and unrealized gain (loss) on investments
Realized gain (loss) on non-control/non-affiliate investments, including U.S. Treasury Bills	(5,347,409)	609,031	59,792
Net change in unrealized appreciation (depreciation) on non-control/non-affiliate investments, including U.S. Treasury Bills	13,970,465	(9,416,462)	(8,693)
Net change in unrealized appreciation on control/affiliate investments	287,127	—	—
Net realized and unrealized gain (loss) on investments	8,910,183	(8,807,431)	51,099
Net increase in net assets resulting from operations	$46,979,900	$27,646,400	$11,757,516

Net increase in net assets resulting from operations per common share	$1.70	$1.48	$1.26
Net investment income per common share	$1.38	$1.95	$1.26
Weighted-average shares outstanding	27,617,425	18,701,021	9,300,960

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Statements of Changes in Net Assets

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Net increase in net assets from operations
Net investment income	$38,069,717	$36,453,831	$11,706,417
Realized gain (loss) on non-control/non-affiliate investments, including U.S. Treasury Bills	(5,347,409)	609,031	59,792
Net change in unrealized appreciation (depreciation) on non-control/non-affiliate investments, including U.S. Treasury Bills	13,970,465	(9,416,462)	(8,693)
Net change in unrealized appreciation on control/affiliate investments	287,127	—	—
Net increase in net assets resulting from operations	46,979,900	27,646,400	11,757,516

Distributions to stockholders from:
Dividends paid to stockholders	(39,709,233)	(40,651,334)	(7,283,810)
Total distributions to stockholders	(39,709,233)	(40,651,334)	(7,283,810)

Capital share transactions
Issuance of shares of common stock	50,315,308	190,000,000	30,000,000
Issuance of shares of common stock under dividend reinvestment plan	32,443,448	32,458,787	5,855,312
Offering costs	(98,959)	(510,027)	—
Net increase in net assets resulting from capital share transactions	82,659,797	221,948,760	35,855,312

Total increase in net assets	89,930,464	208,943,826	40,329,018
Net assets at beginning of period	376,313,221	167,369,395	127,040,377
Net assets at end of period	$466,243,685	$376,313,221	$167,369,395

Capital share activity
Shares issued	5,602,837	14,754,619	2,388,261
Shares outstanding at beginning of period	25,811,214	11,056,595	8,668,334
Shares outstanding at end of period	31,414,051	25,811,214	11,056,595

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	2020	2019	2018
Cash flows from operating activities
Net increase in net assets resulting from operations	$46,979,900	$27,646,400	$11,757,516
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(272,532,493)	(241,669,802)	(168,111,471)
Purchases of U.S. Treasury Bills	(276,000,012)	(315,836,640)	(270,444,962)
Payment in-kind interest	(3,690,049)	(1,329,413)	—
Sales or repayments of investments	110,559,763	102,938,909	16,752,528
Sales or maturities of U.S. Treasury Bills	279,984,131	295,955,273	262,989,682
Proceeds from U.S. Treasury Bills sold short	25,999,624	—	—
Realized (gain) loss on investments, including U.S. Treasury Bills	5,347,409	(609,031)	(59,792)
Net change in unrealized (appreciation) depreciation on investments, including U.S. Treasury Bills	(14,257,592)	9,416,462	8,693
Amortization of fixed income premiums or accretion of discounts	(9,255,732)	(13,021,775)	(4,621,487)
Amortization of deferred credit facility fees	225,286	236,981	82,648
Changes in operating assets and liabilities:
Accrued interest receivable	(740,903)	(720,008)	(890,568)
Other accounts receivable	44,569	20,231	(16,006)
Prepaid expenses	28,805	(45,837)	(23,615)
Payable for securities purchased	—	(80,699)	(18,915,011)
Deferred revenue	—	(100,000)	100,000
Accrued incentive fees	1,424,078	2,511,421	1,071,566
Due to portfolio company	—	—	(3,000,000)
Due to affiliate	61,978	(35,160)	104,743
Interest payable	(32,042)	336,075	163,981
Accrued expenses and other liabilities	(237,299)	810,976	121,000
Net cash provided by (used in) operating activities	(106,090,579)	(133,575,637)	(172,930,555)

Cash flows from financing activities
Deferred offering costs	—	102,865	(102,865)
Deferred credit facility fees	(829,609)	(1,086,129)	(212,407)
Borrowings under credit facilities	200,500,000	162,250,000	74,500,000
Repayments under credit facilities	(162,500,000)	(160,750,000)	(15,000,000)
Proceeds from reverse repurchase agreements	248,749,477	289,385,422	79,560,129
Repayments of reverse repurchase agreements	(253,693,279)	(294,351,749)	—
Dividends paid to stockholders	(7,265,785)	(8,192,547)	(1,428,498)
Offering costs	(98,959)	(510,027)	—
Net cash received from common stock issued	50,315,308	190,000,000	30,000,000
Net cash provided by (used in) financing activities	75,177,153	176,847,835	167,316,359

Net increase (decrease) in cash	(30,913,426)	43,272,198	(5,614,196)
Cash and cash equivalents at beginning of period	45,799,672	2,527,474	8,141,670
Cash and cash equivalents at end of period	$14,886,246	$45,799,672	$2,527,474

Supplemental and non-cash financing cash flow information:
Taxes paid	$99,549	$183,510	$3,272
Interest paid	1,096,192	850,391	368,751
Non-cash portfolio purchases	23,959,450	—	—
Non-cash dividend reinvestments	32,443,448	32,458,787	5,855,312

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

 Schedule of Investments

December 31, 2020

							% of
			Acquisition	Principal/			Net
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(6),(11)	Date	Shares	Cost	Fair Value(2),(9)	Assets
Control/affiliate investments(15)
Senior Secured Term Loans(14)
Mojix, Inc.	Application Software	Tranche I: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 5/15/2021 (4)	5/16/2017	$6,519,240	$6,502,036	$4,913,150	1.05%
		Tranche II: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 5/15/2021 (4)	8/3/2017	2,173,080	2,170,069	1,637,717	0.35
		Tranche III: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 5/15/2021 (4)	7/6/2018	542,721	543,783	409,016	0.09
		Tranche IV: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 5/15/2021 (4)	9/5/2018	541,964	542,215	408,445	0.09
		Tranche V: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 5/15/2021 (4)	1/28/2019	1,079,293	1,073,081	813,382	0.17
		Tranche VI: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 9/30/2020 (4)	12/18/2019	1,034,143	1,034,143	779,370	0.17
Total Senior Secured Term Loans					11,865,327	8,961,080	1.92

Preferred Stocks
Mojix, Inc.	Application Software	Series A-1 Preferred Stock (8)	12/14/2020	67,114,092	800,000	884,774	0.19

Warrants(8)
Mojix, Inc.	Application Software	Warrant for Common Stock, exercise price $1.286/share, expires 12/13/2030	12/14/2020	2,349	119,320	—	—
		Warrant for Common Stock, exercise price $2.1286/share, expires 12/13/2030	12/14/2020	5,873	298,325	—	—
		Warrant for Common Stock, exercise price $5.57338/share, expires 12/13/2030	12/14/2020	394,733	828,522	—	—
Total Warrants					1,246,167	—	—
Total Control/affiliate investments					13,911,494	9,845,854	2.11
Non-control/non-affiliate investments
Corporate Bond
TriplePoint Venture Growth BDC Corp.	Specialty Finance	Bonds, 5.75% Interest rate, due 7/15/2022 (3)	3/23/2020	13,227	253,095	333,453	0.07

Senior Secured Term Loans(14)
Aria Systems, Inc.	Application Software	Tranche I: LIBOR+9.00%, 11.35% floor, 4.50% ETP, due 12/15/2021	6/29/2018	25,000,000	25,573,394	26,487,949	5.68
		Tranche II: LIBOR+9.00%, 11.35% floor, 4.50% ETP, due 12/15/2021	3/31/2020	2,500,000	2,546,484	2,648,795	0.57
Brilliant Earth, LLC	Internet Retail	Tranche I: LIBOR+8.25%, 9.25% floor, 4.50% ETP, due 10/15/2023	9/30/2019	35,000,000	34,722,601	34,722,601	7.45
		Tranche II: LIBOR+8.25%, 9.25% floor, 0.75% ETP, due 10/15/2023	12/17/2020	30,000,000	29,733,181	29,758,229	6.38
Circadence Corporation	Application Software	LIBOR+9.50%, 12.00% floor, 7.50% ETP, due 12/15/2022	12/20/2018	17,400,000	16,348,200	15,598,546	3.35

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

 Schedule of Investments – (continued)

December 31, 2020

							% of
			Acquisition	Principal/			Net
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(6),(11)	Date	Shares	Cost	Fair Value(2),(9)	Assets
Non-control/non-affiliate investments (continued)
Senior Secured Term Loans(14) (continued)
CloudPassage, Inc.	Data Processing & Outsourced Services	LIBOR+7.50%, 1.00% PIK, 10.00% floor, 2.75% ETP, due 6/13/2023 (4)	6/13/2019	$7,615,625	$7,540,959	$7,447,536	1.60%
CloudPay Solutions Ltd.	Human Resource & Employment Services	LIBOR+9.50%, 1.25% PIK, 11.25% floor, 3.00% ETP, due 12/15/2023 (3),(4),(12)	6/30/2020	25,146,185	24,772,553	24,772,553	5.31
Credit Sesame, Inc.	Specialized Consumer Services	Tranche I: LIBOR+8.35%, 10.25% floor, 2.50% ETP, due 12/15/2023	1/7/2020	35,000,000	34,693,762	34,531,361	7.41
		Tranche II: LIBOR+8.35% , 2.00% PIK on overadvance, 10.25% floor, due 5/15/2023 (4)	1/7/2020	9,489,736	9,489,736	9,362,671	2.01
Dtex Systems, Inc.	Application Software	LIBOR+9.15%, 11.50% floor, 5.13% ETP, due 11/15/2021	6/1/2018	5,872,257	6,177,307	6,180,487	1.33
Echo 360 Holdings, Inc.	Education Services	Tranche I: LIBOR+9.25%, 12.05% floor, 4.00% ETP, due 5/3/2023	5/3/2019	14,000,000	14,078,320	14,324,161	3.07
		Tranche II: LIBOR+9.25%, 12.05% floor, 4.00% ETP, due 5/3/2023	5/3/2019	3,000,000	3,029,295	3,069,463	0.66
FiscalNote, Inc.	Application Software	LIBOR+9.25%, 9.75% floor, 5.00% ETP, due 8/21/2023	10/19/2020	45,000,000	44,330,193	44,330,193	9.51
Gynesonics, Inc.	Health Care Technology	LIBOR+8.75%, 9.25% floor, 3.50% ETP, due 12/1/2025	12/1/2020	30,000,000	29,156,536	29,156,536	6.25
INRIX, Inc.	Internet Software and Services	Tranche I: LIBOR+8.00%, 10.50% floor, 2.50% ETP, due 7/15/2023	7/26/2019	20,000,000	19,899,836	19,817,189	4.25
		Tranche II: LIBOR+8.00%, 10.50% floor, 2.50% ETP, due 7/15/2023	7/26/2019	10,000,000	9,825,946	9,908,594	2.13
Longtail Ad Solutions, Inc. (dba JW Player)	Internet Software and Services	LIBOR+8.75%, 10.75% floor, 3.00% ETP, due 6/15/2023	12/12/2019	30,000,000	30,054,163	30,270,499	6.49
Massdrop, Inc.	Computer & Electronics Retail	LIBOR+8.25%, 10.65% floor, 4.00% ETP, due 1/15/2023	7/22/2019	18,474,451	18,597,407	18,405,948	3.95
Mingle Healthcare Solutions, Inc.	Health Care Technology	LIBOR+9.50%, 11.75% floor, 10.00% ETP, due 8/15/2022	8/15/2018	4,416,667	4,683,180	4,646,930	1.00
3DNA Corp. (dba NationBuilder)	Application Software	Tranche I: LIBOR+9.00%, 11.50% floor, 5.50% ETP, due 4/15/2023	12/28/2018	7,000,000	7,160,591	7,079,561	1.52
		Tranche II: LIBOR+9.00%, 11.50% floor, 5.50% ETP, due 4/15/2023	6/12/2019	500,000	512,117	505,683	0.11
Ouster, Inc.	Technology Hardware, Storage & Peripherals	LIBOR+8.50%, 10.75% floor, 5% ETP, due 11/15/2021	11/27/2018	7,000,000	7,134,750	7,234,515	1.55
Pivot3, Inc.	Data Processing & Outsourced Services	Tranche I: LIBOR+8.50% PIK, 11.00% floor, 4.00% ETP, due 11/15/2022 (4)	5/13/2019	21,345,001	21,609,825	19,864,282	4.26
		Tranche II: LIBOR+8.50% PIK, 11.00% floor, due 11/15/2022 (4)	10/2/2020	1,022,772	1,022,772	951,822	0.20
		Tranche III: LIBOR+8.50% PIK, 11.00% floor, due 11/15/2022 (4)	10/2/2020	1,000,000	1,000,000	930,629	0.20
Porch Group, Inc.	Application Software	LIBOR+8.50%, 2.00% PIK, 9.05% floor, 3.50% ETP, due 7/22/2024 (4)	7/22/2020	40,327,734	40,206,479	40,206,479	8.62

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

 Schedule of Investments – (continued)

December 31, 2020

							% of
			Acquisition	Principal/			Net
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(6),(11)	Date	Shares	Cost	Fair Value(2),(9)	Assets
Non-control/non-affiliate investments (continued)
Senior Secured Term Loans(14) (continued)
ShareThis, Inc.	Data Processing & Outsourced Services	Tranche I: LIBOR+9.25%, 11.60% floor, 3.00% ETP, due 12/31/2022	12/3/2018	$19,250,000	$18,850,776	$18,850,776	4.04%
		Tranche II: LIBOR+9.25%, 11.60% floor, 3.00% ETP, due 12/31/2022	1/7/2019	750,000	730,458	730,457	0.16
		Tranche III: LIBOR+9.25%, 11.60% floor, 3.00% ETP, due 12/31/2022	7/24/2019	1,000,000	965,131	965,131	0.21
		Tranche IV: LIBOR+8.25%, 10.60% floor, 3.00% ETP, due 12/31/2022	8/18/2020	1,000,000	997,975	997,975	0.21
The Kairn Corporation	Application Software	Tranche I: LIBOR+9.50% PIK, 10.81% floor, due 12/15/2022 (4)	3/24/2020	788,143	788,143	788,143	0.17
		Tranche II: Fixed 6.50% PIK, due 3/9/2027 (4)	3/9/2020	4,187,932	4,187,932	4,187,933	0.90
VERO Biotech LLC	Health Care Technology	LIBOR+9.05%, 9.55% floor, 3.00% ETP, due 12/1/2024	12/29/2020	25,000,000	24,269,950	24,269,950	5.21
Total Senior Secured Term Loans					494,689,952	493,003,577	105.74

Preferred Stocks
Aria Systems, Inc.	Application Software	Series G Preferred Stock (8)	7/10/2018	289,419	250,000	451,494	0.10
MTBC, Inc.	Health Care Technology	11% Series A Cumulative Redeemable Perpetual Preferred Stock (16),(17)	1/8/2020	760,000	18,687,450	14,659,600	3.14
Total Preferred Stocks					18,937,450	15,111,094	3.24

Common Stocks(8)
Porch Group, Inc.	Application Software	Common Stock (16)	12/23/2020	38,079	118,100	521,940	0.11
zSpace, Inc.	Technology Hardware, Storage & Peripherals	Common Stock	12/31/2020	6,078,499	1,119,096	—	—
Total Common Stocks					1,237,196	521,940	0.11

Warrants(8)
AllClear ID, Inc.	Specialized Consumer Services	Warrant for Common Stock, exercise price $0.01/share, expires 9/1/2027	9/1/2017	870,514	1,749,733	980,199	0.21
Aria Systems, Inc.	Application Software	Warrant for Series G Preferred Stock, exercise price $0.8638/share, expires 6/29/2028	6/29/2018	2,170,641	770,578	2,772,147	0.59
Aspen Group Inc.	Education Services	Warrant for Common Stock, exercise price $6.87/share, expires 7/25/2022	7/25/2017	224,174	583,301	1,217,000	0.26
Brilliant Earth, LLC	Internet Retail	Warrant for Class P Units, exercise price $5.25/share, expires 9/30/2029	9/30/2019	333,333	973,000	1,380,000	0.30
		Warrant for Class P Units, exercise price $10.00/share, expires 12/17/2030	12/17/2020	25,000	25,500	25,500	0.01

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

 Schedule of Investments – (continued)

December 31, 2020

							% of
			Acquisition	Principal/			Net
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(6),(11)	Date	Shares	Cost	Fair Value(2),(9)	Assets
Non-control/non-affiliate investments (continued)
Warrants(8) (continued)
Circadence Corporation	Application Software	Warrant for Series A-6 Preferred Stock, exercise price $1.17/share, expires 12/20/2028	12/20/2018	1,538,462	$3,630,000	$3,083,703	0.66%
		Warrant for Series A-6 Preferred Stock, exercise price $1.17/share, expires 10/31/2029	10/31/2019	384,615	845,540	770,926	0.17
CloudPassage, Inc.	Data Processing & Outsourced Services	Warrant for Series D-1 Preferred Stock, exercise price $1.60/share, expires 6/13/2029	6/13/2019	210,938	273,798	116,135	0.02
CloudPay Solutions Ltd.	Human Resource & Employment Services	Warrant for Series B Preferred Stock, exercise price $66.53/share, expires 6/30/2030 (3),(12)	6/30/2020	11,273	217,500	298,697	0.06
Credit Sesame, Inc.	Specialized Consumer Services	Warrant for Common Stock, exercise price $0.01/share, expires 1/7/2030	1/7/2020	191,601	424,800	596,167	0.13
Dejero Labs Inc.	System Software	Warrant for Common Stock, exercise price $0.01/share, expires 5/31/2029 (3),(7)	5/31/2019	333,621	192,499	264,160	0.06
Dtex Systems, Inc.	Application Software	Warrant for Series C-Prime Preferred Stock, exercise price $0.6000/share, expires 6/1/2025	6/1/2018	500,000	59,000	297,136	0.06
		Warrant for Series C-Prime Preferred Stock, exercise price $0.6000/share, expires 7/11/2026	7/11/2019	833,333	114,719	495,226	0.11
Echo 360 Holdings, Inc.	Education Services	Warrant for Series E Preferred Stock, exercise price $1.5963/share, expires 5/3/2029	5/3/2019	1,066,767	299,762	629,630	0.14
FiscalNote, Inc.	Application Software	Warrant for Common Stock, exercise price $0.01/share, expires 10/19/2030	10/19/2020	194,673	438,014	409,996	0.09
Gynesonics, Inc.	Health Care Technology	Success fee, expires 12/1/2027 (13)	12/1/2020	—	498,900	506,293	0.11
INRIX, Inc.	Internet Software and Services	Warrant for Common Stock, exercise price $9.29/share, expires 7/26/2029	7/26/2019	150,804	522,083	504,439	0.11
Longtail Ad Solutions, Inc. (dba JW Player)	Internet Software and Services	Warrant for Common Stock, exercise price $1.49/share, expires 12/12/2029	12/12/2019	322,997	38,800	304,264	0.07
Massdrop, Inc.	Computer & Electronics Retail	Warrant for Series B Preferred Stock, exercise price $1.1938/share, expires 7/22/2019	7/22/2019	848,093	183,188	276,478	0.06
Mingle Healthcare Solutions, Inc.	Health Care Technology	Warrant for Series AA Preferred Stock, exercise price $0.24/share, expires 8/15/2028	8/15/2018	1,625,000	492,375	—	—
MTBC, Inc.	Health Care Technology	Warrant for Common Stock, exercise price $7.50/share, expires 1/8/2022	1/8/2020	1,000,000	435,000	3,195,000	0.69
		Warrant for Common Stock, exercise price $10.00/share, expires 1/8/2023	1/8/2020	1,000,000	837,000	2,492,000	0.53
3DNA Corp. (dba NationBuilder)	Application Software	Warrant for Series C-1 Preferred Stock, exercise price $1.4643/share, expires 12/28/2028	12/28/2018	273,164	104,138	66,341	0.01
Ouster, Inc.	Technology Hardware, Storage & Peripherals	Warrant for Series B Preferred Stock, exercise price $0.3323/share, expires 11/27/2028	11/27/2018	1,805,597	103,010	9,901,935	2.12
Pivot3, Inc.	Data Processing & Outsourced Services	Warrant for Series D Preferred Stock, exercise price $0.59/share, expires 5/13/2029	5/13/2019	2,033,898	216,610	—	—

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

 Schedule of Investments – (continued)

December 31, 2020

							% of
			Acquisition	Principal/			Net
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(6),(11)	Date	Shares	Cost	Fair Value(2),(9)	Assets
Non-control/non-affiliate investments (continued)
Warrants(8) (continued)
Porch Group, Inc.	Application Software	Earnout, expires 12/23/2023 (13)	12/23/2020	—	$—	$—	—%
RealWear, Inc.	Technology Hardware, Storage & Peripherals	Warrant for Series A Preferred Stock, exercise price $4.4464/share, expires 10/5/2028	10/5/2018	112,451	135,841	—	—
		Warrant for Series A Preferred Stock, exercise price $4.4464/share, expires 12/28/2028	12/28/2018	22,491	25,248	—	—
		Warrant for Series A Preferred Stock, exercise price $6.78/share, expires 6/27/2029	6/27/2019	123,894	380,850	—	—
Scale Computing, Inc.	System Software	Warrant for Common Stock, exercise price $0.8031/share, expires 3/29/2029	3/29/2019	9,665,667	345,816	—	—
SendtoNews Video, Inc.	Advertising	Warrant for Class B Non-Voting Stock, exercise price $0.67/share, expires 6/30/2027 (3),(7)	6/30/2017	191,500	246,461	30,000	0.01
ShareThis, Inc.	Data Processing & Outsourced Services	Warrant for Series D-3 Preferred Stock, exercise price $2.4320/share, expires 12/3/2028	12/3/2018	647,615	2,162,000	2,162,000	0.46
The Kairn Corporation	Application Software	Warrant for Common Stock, exercise price $0.01/share, expires 3/9/2030	3/9/2020	81,177	—	—	—
VERO Biotech LLC	Health Care Technology	Success fee, expires 12/29/2025 (13)	12/29/2020	—	233,300	233,300	0.05
Total Warrants					17,558,364	33,008,672	7.08
Total non-control/non-affiliate investments					532,676,057	541,978,736	116.24
U.S. Treasury		U.S. Treasury Bill, 0.40%, due 01/12/2021 (10)	12/30/2020	70,000,000	70,001,472	70,002,060	15.01
Total Investments					$616,589,023	$621,826,650	133.37%

(1)

Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates, as applicable. Unless otherwise indicated, all of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to the 3-Month London Interbank Offered Rate (“LIBOR”) or the U.S. Prime Rate. At December 31, 2020, the 3-Month LIBOR was 0.24% and the U.S. Prime Rate was 3.25%.

(2)

All investments in portfolio companies, which as of December 31, 2020 represented 118.36% of the Company’s net assets, are restricted as to resale and were valued at fair value as determined in good faith by the Company’s Board of Directors.

(3)

Investment is not a qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 10.68% of total investments at fair value as of December 31, 2020. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying assets until such time as it complies with the requirements of Section 55(a) of the 1940 Act.

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

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

 Schedule of Investments – (continued)

December 31, 2020

(10)

Treasury bills with $70,000,000 in aggregate of par value were purchased pursuant to a 0.40% reverse repurchase agreement with Goldman Sachs, dated December 30, 2020 and due to the Company on January 12, 2021, with a repurchase price to the Company of  $69,650,000, collateralized by a 0.40% U.S. Treasury Bill due January 12, 2021 with an aggregate par value of  $70,000,000 and fair value of  $70,002,060

(11)	Disclosures of end-of-term-payments (“ETP”) are one-time payments stated as a percentage of original principal amount.
(12)	Investment is domiciled in the United Kingdom.
(13)	Investment is either a cash success fee payable or earnout of shares based on the consummation of certain trigger events.
(14)

The Credit Agreement (as defined in Note 10) is secured by a perfected first priority security interest in each of the Company’s senior secured term loan investments, except for the Mojix, Inc. Pivot3, Inc., and The Kairn Corporation senior secured term loans.

(15)	Control investment as defined under the 1940 Act in which the Company owns at least 25% of the investment’s voting securities or has greater than 50% representation on its board.
(16)	Investment is publicly traded and listed on NASDAQ.
(17)

260,000 shares of MTBC, Inc. preferred stock with a fair value of $1,429,600 have restrictions on the sale of the shares due to escrow claims, and such fair value is considered a Level 2 fair value measurement under the fair value hierarchy.

The following tables show the fair value of our portfolio of investments (excluding any U.S. Treasury Bills held) by geographic region and industry as of December 31, 2020:

	December 31, 2020
	Investments at	Percentage of
Geographic Region	Fair Value	Net Assets
Western United States	$294,585,551	63.18%
Northeastern United States	113,684,806	24.38
Northwestern United States	70,958,641	15.22
United Kingdom	25,071,250	5.38
Southeastern United States	24,503,250	5.26
South Central United States	22,726,932	4.87
Canada	294,160	0.06
Total	$551,824,590	118.36%

	December 31, 2020
	Investments at	Percentage of
Industry	Fair Value	Net Assets
Application Software	$166,728,532	35.76%
Healthcare Technology	79,159,609	16.98
Internet Retail	65,886,330	14.13
Internet Software & Services	60,804,985	13.04
Data Processing & Outsourced Services	53,016,743	11.37
Specialized Consumer Services	45,470,398	9.75
Human Resource & Employment Services	25,071,250	5.38
Education Services	19,240,254	4.13
Computer & Electronics Retail	18,682,426	4.01
Technology Hardware, Storage & Peripherals	17,136,450	3.68
Specialty Finance	333,453	0.07
System Software	264,160	0.06
Advertising	30,000	0.01
Total	$551,824,590	118.36%

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

 Schedule of Investments

December 31, 2019

							% of
			Acquisition	Principal/			Net
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(6),(11)	Date	Shares	Cost	Fair Value(2)	Assets
Non-control/non-affiliate investments
Senior Secured Term Loans
Aginity, Inc.	Application Software	Tranche I: LIBOR+10.5% PIK, 11.50% floor, 5% ETP, due 2/15/2020(4),(8),(12)	5/25/2018	$7,386,026	$7,232,349	$2,511,589	0.67%
		Tranche II: LIBOR+10.5% PIK, 11.50% floor, Extension line, due 2/15/2020(4),(8),(12)	7/25/2019	2,000,000	2,000,000	1,800,000	0.48
Aria Systems, Inc.	Application Software	LIBOR+9.0%, 11.35% floor, 4.5% ETP, due 12/15/2021	6/29/2018	25,000,000	25,016,698	24,863,442	6.61
Brilliant Earth, LLC	Internet Retail	LIBOR+8.25%, 10.40% floor, 4.5% ETP, due 4/15/2023	9/30/2019	35,000,000	33,795,605	33,795,605	8.98
CareCloud Corporation	Healthcare Technology	Prime+7.0%, 11.75% floor, 3.5% ETP, due 6/15/2022	6/19/2018	25,000,000	24,994,734	23,320,627	6.20
Circadence Corporation	Application Software	LIBOR+9.50%, 12.0% floor, 6% ETP, due 12/15/2022	12/20/2018	18,000,000	15,038,641	15,485,065	4.11
CloudPassage, Inc.	Data Processing & Outsourced Services	LIBOR+7.50%, 1% PIK, 10.00% floor, 2.75% ETP, due 6/13/2023(4)	6/13/2019	7,538,624	7,280,486	7,280,486	1.93
Dejero Labs Inc.	Data Processing & Outsourced Services	LIBOR+9.25%, 11.75% floor, 4.5% ETP, due 5/31/2023(3),(7)	5/31/2019	11,000,000	10,797,612	10,797,612	2.87
Dtex Systems, Inc.	Application Software	LIBOR+10.65% PIK, 13% floor, 4.875% ETP, due 11/15/2021	6/1/2018	8,130,147	8,233,588	8,436,559	2.24
Echo 360 Holdings, Inc.	Education Services	Tranche I: LIBOR+9.25%, 12.05% floor, 4.0% ETP, due 5/3/2023	5/3/2019	14,000,000	13,773,561	13,773,561	3.66
		Tranche II: LIBOR+9.25%, 12.05% floor, 4.0% ETP, due 5/3/2023	5/3/2019	3,000,000	2,973,193	2,970,709	0.79
eSilicon Corporation	Semiconductors	Tranche I: LIBOR+10.50%, 13% floor, 5% ETP, due 7/15/2020	7/31/2017	2,916,667	3,323,305	3,442,998	0.91
		Tranche II: LIBOR+10.50%, 13% floor, 5% ETP, due 1/15/2021	2/8/2018	2,708,333	2,886,855	2,982,784	0.79
		Tranche III: LIBOR+10.50%, 13% floor, 5% ETP, due 6/15/2020	6/21/2019	10,000,000	10,177,163	11,063,021	2.94
		Tranche IV: Prime+2.75%, Revolving line, due 6/15/2020	6/21/2019	11,000,000	11,000,000	10,590,278	2.81
INRIX, Inc.	Internet Software and Services	Tranche I: LIBOR+8.0%, 10.5% floor, 2.5% ETP, due 7/15/2023	7/26/2019	20,000,000	19,600,991	19,600,991	5.21
		Tranche II: LIBOR+8.0%, 10.5% floor, 2.5% ETP, due 7/15/2023	7/26/2019	5,000,000	4,703,249	4,703,249	1.25
Longtail Ad Solutions, Inc. (dba JW Player)	Internet Software and Services	LIBOR+8.75%. 10.75% Floor, 3% ETP, due 6/15/2023	12/12/2019	25,000,000	24,655,194	24,655,194	6.55
Massdrop Inc.	Computer & Electronics Retail	LIBOR+8.25%, 10.65% floor, 4% ETP, due 1/15/2023	7/22/2019	17,500,000	17,220,865	17,220,865	4.58
MingleHealth Care Solutions, Inc.	Healthcare Technology	LIBOR+9.5%, 11.75% floor, 4% ETP, due 8/15/2022(12)	8/15/2019	6,000,000	5,783,543	5,417,339	1.44

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

 Schedule of Investments – (continued)

December 31, 2019

							% of
			Acquisition	Principal/			Net
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(6),(11)	Date	Shares	Cost	Fair Value(2)	Assets
Non-control/non-affiliate investments (continued)
Senior Secured Term Loans (continued)
Mojix, Inc.	Application Software	Tranche I: LIBOR+12% PIK, 11.00% floor, 5% ETP, due 5/15/2021	5/16/2017	$6,296,833	$6,191,982	$4,726,334	1.26%
		Tranche II: LIBOR+12% PIK, 11.00% floor, 5% ETP, due 5/15/2021	8/3/2017	2,098,944	2,067,505	1,575,445	0.42
		Tranche III: LIBOR+12% PIK, 11.00% floor, 5% ETP, due 5/15/2021	7/6/2018	524,206	518,684	393,914	0.10
		Tranche IV: LIBOR+12% PIK, 11.00% floor, 5% ETP, due 5/15/2021	9/5/2018	523,474	516,902	392,469	0.10
		Tranche V: LIBOR+12% PIK, 11.00% floor, 5% ETP, due 5/15/2021	1/28/2019	1,042,472	1,020,642	782,463	0.21
		Tranche VI: LIBOR+12% PIK, 11.00% floor, due 1/31/2020	12/18/2019	1,000,000	1,000,000	1,000,000	0.27
3DNA Corp.(dba NationBuilder)	Application Software	Tranche I: LIBOR+9.00%, 11.50% floor, 5% ETP, due 4/28/2022	12/28/2018	7,000,000	7,016,888	6,942,703	1.84
		Tranche II: LIBOR+9.00%, 11.50% floor, 5% ETP, due 4/28/2022	6/12/2019	500,000	502,374	497,063	0.13
Ouster, Inc.	Technology Hardware, Storage & Peripherals	LIBOR+8.50%, 10.75% floor, 3.50% ETP, due 5/15/2021	11/27/2018	10,000,000	10,007,056	10,007,056	2.66
Pivot3, Inc.	Data Processing & Outsourced Services	LIBOR+8.50%, 11.00% floor, 4% ETP, due 11/15/2022	5/13/2019	20,000,000	19,863,175	19,728,122	5.24
RealWear, Inc.	Technology Hardware, Storage & Peripherals	LIBOR+8%, 10.35% floor, 5% ETP, due 6/28/2023	6/28/2018	25,000,000	24,653,512	24,653,512	6.55
Scale Computing, Inc.	System Software	LIBOR+9.25%, 11.75% floor, 4.5% ETP, due 9/15/2022	3/29/2019	15,000,000	14,798,210	14,418,842	3.83
ShareThis, Inc.	Data Processing & Outsourced Services	Tranche I: LIBOR+9.25%, 11.60% floor, 5% ETP, due 6/15/2022	12/3/2018	19,250,000	18,123,758	18,123,758	4.82
		Tranche II: LIBOR+9.25%, 11.60% floor, 5% ETP, due 6/15/2022	1/17/2019	750,000	699,312	699,312	0.19
		Tranche III: LIBOR+9.25%, 11.60% floor, 5% ETP, due 6/15/2022	7/24/2019	1,000,000	917,457	917,457	0.25
Total Senior Secured Term Loans					358,385,089	349,570,424	92.89
Preferred Stock(8)
Aria Systems, Inc.	Application Software	Series G Preferred Stock	7/10/2018	289,419	250,000	437,515	0.12
Warrants(8)
Aginity, Inc.	Application Software	Warrant for Series A Preferred Stock, exercise price $1.949/share, expires 5/25/2028(12)	5/25/2018	359,158	167,727	—	—
		Warrant for Series A-1 Preferred Stock, exercise price $0.01/share, expires 2/25/2029	2/25/2019	205,234	151,873	—	—

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

 Schedule of Investments – (continued)

December 31, 2019

							% of
			Acquisition	Principal/		Fair	Net
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(6),(11)	Date	Shares	Cost	Value(2)	Assets
Non-control/non-affiliate investments (continued)
Warrants(8) (continued)
AllClear ID, Inc.	Specialized Consumer Services	Warrant for Common Stock, exercise price $0.01/share, expires 9/1/2027	9/1/2017	$870,514	$1,749,733	$906,205	0.24%
Aria Systems, Inc.	Application Software	Warrant for Series G Preferred Stock, exercise price $0.8638/share, expires 6/29/2028	6/29/2018	2,170,641	770,578	2,633,681	0.70
Aspen Group Inc.	Education Services	Warrant for Common Stock, exercise price $6.87/share, expires 7/25/2022	7/25/2017	224,174	583,301	631,000	0.17
Brilliant Earth, LLC	Internet Retail	Warrant for Class P Units, exercise price $5.25/share, expires 9/30/2029	9/30/2019	333,333	973,000	955,667	0.25
CareCloud Corporation	Healthcare Technology	Warrant for Series A-1 Preferred Stock, exercise price $0.8287/share, expires 6/16/2025	4/17/2019	2,262,579	394,163	—	—
Circadence Corporation	Application Software	Warrant for Series A-5 Preferred Stock, exercise price $1.08/share, expires 12/20/2028	12/20/2018	1,666,667	3,630,000	3,393,522	0.90
		Warrant for Series A-5 Preferred Stock, exercise price $1.08/share, expires 10/31/2029	10/31/2019	416,667	845,540	848,380	0.23
CloudPassage, Inc.	Data Processing & Outsourced Services	Warrant for Series D-1 Preferred Stock, exercise price $1.60/share, expires 6/13/2029	6/13/2019	210,938	273,798	266,626	0.07
Dejero Labs Inc.	Data Processing & Outsourced Services	Warrant for Common Stock, exercise price $0.01/share, expires 5/31/2029(3),(7)	5/31/2019	333,621	192,499	198,664	0.05
Dtex Systems, Inc.	Application Software	Warrant for Series C-Prime Preferred Stock, exercise price $0.6000/share, expires 6/1/2025	6/1/2018	500,000	59,000	57,500	0.02
		Warrant for Series C-Prime Preferred Stock, exercise price $0.6000/share, expires 7/11/2026	7/11/2019	833,333	114,719	115,000	0.03
Echo 360 Holdings, Inc.	Education Services	Warrant for Series E Preferred Stock, exercise price $1.5963/share, expires 5/3/2029	5/3/2019	1,066,767	299,762	318,963	0.08
eSilicon Corporation	Semiconductors	Warrant for Series H Preferred Stock, exercise price $1.01/share, expires 7/31/2027	7/31/2017	1,485,149	543,564	2,249,999	0.60
		Warrant for Series H Preferred Stock, exercise price $1.01/share, expires 6/21/2029	6/21/2019	990,099	312,871	500,000	0.13
INRIX, Inc.	Internet Software and Services	Warrant for Common Stock, exercise price $9.29/share, expires 7/26/2029	7/26/2019	150,804	522,083	475,485	0.13
Longtail Ad Solutions, Inc. (dba JW Player)	Internet Software and Services	Warrant for Common Stock, exercise price $1.49/share, expires 12/12/2029	12/12/2019	332,997	38,800	38,800	0.01

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

 Schedule of Investments – (continued)

December 31, 2019

							% of
			Acquisition	Principal/		Fair	Net
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(6),(11)	Date	Shares	Cost	Value(2)	Assets
Non-control/non-affiliate investments (continued)
Warrants(8) (continued)
Massdrop Inc.	Computer & Electronics Retail	Warrant for B Series Preferred Stock, exercise price $1.1938/share, expires 7/22/2019	7/22/2019	$848,093	$183,188	$190,821	0.05%
MingleHealth Care Solutions, Inc.	Healthcare Technology	Warrant for Series AA Preferred Stock, exercise price $0.24/share, expires 8/15/2028	8/15/2018	1,625,000	492,375	—	—
Mojix, Inc.	Application Software	Warrant for Common Stock exercise price $10.64/share, expires 5/16/2027	5/16/2017	164,427	417,645	—	—
		Warrant for Series 1 Preferred Stock, exercise price $0.28/share, expires 12/20/2028	12/20/2018	7,176,973	806,991	—	—
		Warrant for Series 1 Preferred Stock exercise price $0.28/share, expires 5/30/2029	5/30/2019	358,849	21,531	—	—
		Warrant for Series 1 Preferred Stock exercise price $0.28/share, expires 12/17/2029	12/17/2029	358,849	—	—	—
3DNA Corp.(dba NationBuilder)	Application Software	Warrant for Series C-1 Preferred Stock, exercise price $1.4643/share, expires 12/28/2028	12/28/2018	273,164	104,138	87,959	0.02
Ouster, Inc.	Technology Hardware, Storage & Peripherals	Warrant for Series A Preferred Stock, exercise price $11.3158/share, expires 11/27/2028	11/27/2018	53,023	103,010	134,837	0.04
Pivot3, Inc.	Data Processing & Outsourced Services	Warrant for Series D Preferred Stock, exercise price $0.59/share, expires 5/13/2029	5/13/2029	2,033,898	216,610	141,966	0.04
RealWear, Inc.	Technology Hardware, Storage & Peripherals	Warrant for Series A Preferred Stock, exercise price $4.4464/share, expires 10/5/2028	10/5/2018	112,451	135,841	393,129	0.10
		Warrant for Series A Preferred Stock, exercise price $4.4464/share, expires 12/28/2028	12/28/2018	22,491	25,248	78,628	0.02
		Warrant Series A Preferred Stock, exercise price $6.78/share, expires 6/27/2029	6/27/2019	123,894	380,850	336,372	0.09
Scale Computing, Inc.	System Software	Warrant for Series F-1 Preferred Stock, exercise price $0.8031/share, expires 3/29/2029	3/29/2019	2,147,926	345,816	317,893	0.08
SendtoNews Video, Inc.	Advertising	Warrant for Class B Non-Voting Stock, exercise price $0.67/share, expires 6/30/2027(3),(7)	6/30/2017	191,500	246,461	58,000	0.02
ShareThis Inc.	Data Processing & Outsourced Services	Warrant for Series D-3 Preferred Stock, exercise price $2.4320/share, expires 12/3/2028	12/3/2018	647,615	2,162,000	2,162,000	0.57

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

 Schedule of Investments – (continued)

December 31, 2019

							% of
			Acquisition	Principal/		Fair	Net
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(6),(11)	Date	Shares	Cost	Value(2)	Assets
Non-control/non-affiliate investments (continued)
Warrants(8) (continued)
zSpace, Inc.	Technology Hardware, Storage & Peripherals	Warrant for Series E Preferred Stock, exercise price $0.90/share, expires 12/29/2027	12/29/2017	$1,896,966	$707,568	$208,595	0.07%
		Warrant for Series E Preferred Stock, exercise price $0.90/share, expires 2/11/2029	2/11/2019	2,806,830	411,528	308,645	0.08
Total Warrants					18,383,811	18,008,337	4.79
Total non-control/non-affiliate investments					377,018,900	368,016,276	97.80
U.S. Treasury		U.S. Treasury Bill, 1.33%, due 1/7/2020(10)			74,983,437	74,966,770	19.92
		U.S. Treasury Bill, 0.97%, due 1/2/2020			24,999,328	24,998,653	6.64
Total U.S. Treasury					99,982,765	99,965,423	26.56
Total Investments					$477,001,665	$467,981,699	124.36%

(1)

Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates, as applicable. Unless otherwise indicated, all of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to the 3-Month London Interbank Offered Rate (“LIBOR”) or the U.S. Prime Rate. At December 31, 2020, the 3-Month LIBOR was 1.91% and the U.S. Prime Rate was 4.75%.

(2)

All investments in portfolio companies, which as of December 31, 2020 represented 97.80% of the Company’s net assets, are restricted as to resale and were valued at fair value as determined in good faith by the Company’s Board of Directors.

(3)

Investment is not a qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 4.25% of total investments at fair value as of December 31, 2020. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying assets until such time as it complies with the requirements of Section 55(a) of the 1940 Act.

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
(10)

Treasury bills with $75,000,000 in aggregate of par value were purchased pursuant to a 5.00% reverse repurchase agreement with Goldman Sachs, dated December 27, 2020 and due to the Company on January 3, 2021, with a repurchase price to the Company of  $75,000,000, collateralized by a 1.45% U.S. Treasury Bill due January 7, 2021 with an aggregate par value of  $75,000,000 and fair value of  $74,966,771.

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

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Notes to Financial Statements as of December 31, 2020

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

In October 2015, in connection with the Company’s formation, the Company issued and sold 1,667 shares of common stock to R. David Spreng, the President and Chief Executive Officer of the Company and Chairman of the Company’s Board of Directors, for an aggregate purchase price of   $25,000. The sale of shares of common stock was approved by the unanimous consent of the Company’s sole director at the time. In December 2016, the Company completed the initial closing of capital commitments in its first private offering of shares of common stock to investors (the “Initial Private Offering”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), and other applicable securities laws. The final closing of the Initial Private Offering occurred on December 1, 2017. In connection with the Initial Private Offering, the Company issued 18,241,157 shares of its common stock for a total purchase price of   $275,000,000. The Company has issued an additional 4,816,873 shares as part of the dividend reinvestment program. Refer to Note 6 for further detail.

As of December 31, 2020, the Company had completed multiple closings under its second private offering (the “Second Private Offering”) and had accepted capital commitments of  $174,673,500. The Company has issued 8,352,251 shares of its common stock for a total purchase price of $125,283,766 in connection with the Second Private Offering. In March 2020, the Company issued 2,103 shares as an additional direct investment by Runway Growth Holdings LLC, an affiliate of RGC, at a per-share price of $15.00 for total proceeds of $31,542.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are prepared on the accrual basis of accounting in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and pursuant to the requirements for reporting on Form 10-K and Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is an investment company following the specialized accounting and reporting guidance specified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies. Certain items in the December 31, 2019 and December 31, 2018 financial statements have been reclassified to conform to the December 31, 2020 presentation with no effect on net income.

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

RUNWAY GROWTH CREDIT FUND INC.

Notes to Financial Statements as of December 31, 2020

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

Deferred Credit Facility Fees

The fees and expenses associated with opening the KeyBank loan facilities or Credit Agreement (as defined below) and CIBC USA Credit Facilities (as defined below) are being deferred and amortized as part of interest expense using the effective interest method over the term of the Credit Agreement and the Credit Facilities in accordance with ASC 470, Debt. Debt issuance costs associated with the Credit Agreement and the Credit Facilities are classified as a direct reduction of the carrying amount of borrowings with the Credit Agreement and the Credit Facilities, unless there are no outstanding borrowings, in which case the debt issuance costs are presented as an asset.

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

Pursuant to a reverse repurchase agreement with Goldman Sachs, which expired on January 6, 2021, the Company purchased a U.S. Treasury Bill, due January 12, 2021. The fair value of the related collateral that the Company received for this agreement was $70,002,060 at December 31, 2020. Pursuant to a reverse repurchase agreement with Goldman Sachs which expired on January 3, 2020, the Company purchased a U.S. Treasury Bill, due January 7, 2020. The value of the related collateral that the Company received for this agreement was $74,593,802 at December 31, 2019. At December 31, 2020 and December 31, 2019, the repurchase liability is $69,650,000 and $74,593,802, respectively, which is reflected as Reverse Repurchase Agreement on the Statement of Assets and Liabilities.

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

Dividends are recorded on the ex-dividend date. Interest income, if any, adjusted for amortization of market premium and accretion of market discount, is recorded on an accrual basis to the extent that the Company expects to collect such amounts. Original issue discount, principally representing the estimated fair value of detachable equity, warrants, or contractual success fees obtained in conjunction with the Company’s debt investments, loan origination fees, end of term payments, and market discount or premium are capitalized and accreted or amortized into interest income over the life of the respective security using the effective interest method. Loan origination fees received in connection with the closing of investments are reported as unearned income, which is included as amortized cost of the investment; the unearned income from such fees is accreted into interest income over the contractual life of the loan based on the effective interest method. Upon prepayment of a loan or debt security, any prepayment penalties, unamortized loan origination fees, end-of-term payments, and unamortized market discounts are recorded as interest income.

The Company currently holds, and expects to hold in the future, some investments in its portfolio that contain payment-in-kind (“PIK”) interest provisions. PIK interest is computed at the contractual rate specified in each loan agreement and is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to stockholders to maintain its qualification as a RIC for U.S. federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest and dividend income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest and dividend income is deemed to be collectible. As of December 31, 2020, and December 31, 2019, the Company has not written off any accrued and uncollected PIK interest and dividends. As of December 31, 2020, the Company had six loans to Mojix, Inc. representing an aggregate principal funded of $11,000,000 at a fair market value of $8,961,080, on non-accrual status, which represents 1.92% of the Company’s net assets. The non-accrual status loans as of December 31, 2020 had total interest of $1,627,725 that would have been accrued into income. Had the loan not been on non-accrual status, $1,213,861 would be payable, and $413,864 would be original issue discount. For the year ended December 31, 2020, approximately 6.4% of the Company’s total investment income was attributable to non-cash PIK interest. As of December 31, 2019, the Company had two loans to Aginity, Inc. representing an aggregate principal funded of $9,000,000 at a fair market value of $4,311,589, on non-accrual status, which represented 1.15% of the Company’s net assets. The non-accrual status loans as of December 31, 2019, had total interest of  $1,033,827 that would have been accrued into income. Had the loan not been on non-accrual status, $576,314 would be payable, and $457,513 would be original issue discount. For the year ended December 31, 2019, approximately 2.4% of the Company’s total investment income was attributable to non-cash PIK interest. The Company did not have non-cash PIK interest and dividend income for the year ended December 31, 2018.

Valuation of Investments

The Company measures the value of its investments at fair value in accordance with ASC Topic 820, Fair Value Measurements and Disclosure (“ASC Topic 820”), issued by the FASB. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The COVID-19 pandemic and its resultant impact on economic activity and capital market volatility has impacted and may continue to have an impact on the fair market values of the Company’s portfolio investments. As a result, the fair market values of the Company’s portfolio investments may be negatively impacted after December 31, 2020 by circumstances and events that are not yet known, including the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. The Company’s valuation process carefully considers the impact of COVID-19-related uncertainties in the various inputs utilized in the determination of the fair market value of its portfolio investments.

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

ASC Topic 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. ASC Topic 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation. In accordance with ASC Topic 820, these inputs are summarized in the three levels listed below:

●	Level 1 — Valuations are based on quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.
●	Level 2 — Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly and model-based valuation techniques for which all significant inputs are observable.
●	Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models incorporating significant unobservable inputs, such as discounted cash flow models and other similar valuations techniques. The valuation of Level 3 assets and liabilities generally requires significant management judgment due to the inability to observe inputs to valuation.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. If we determine that our estimated current year taxable income will exceed our estimated dividend distributions for the current year from such income, we accrue excise tax on estimated excess taxable income as such taxable income is earned. For the years ended December 31, 2020, 2019, and 2018, we recorded an expense of $1,319, $99,549, and $183,510, respectively, for U.S. federal excise tax, which is included in tax expense in the statement of operations. Differences between taxable income and net increase in net assets resulting from operations either can be temporary, meaning they will reverse in the future, or permanent. In accordance with Section 946-205-45-3 of the ASC, permanent tax differences are reclassified from accumulated undistributed earnings to paid-in-capital at the end of each year and have no impact on total net assets. For the years ended December 31, 2020, 2019, and 2018, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to non-deductible excise taxes paid as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Additional paid-in capital	$(1,765)	$(99,549)	$(183,510)
Accumulated undistributed earnings	1,765	99,549	183,510

For U.S. federal income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended December 31, 2020, 2019, and 2018 was as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Ordinary income	$39,518,000	$40,651,335	$7,283,810
Long-term capital gain	191,233	—	—
Return of capital	—	—	—

Certain stockholders who are deemed “Affected Investors” as a result of the Company not being a publicly traded Regulated Investment Company may have additional taxable income.

For U.S. federal income tax purposes, the tax cost of investments as of December 31, 2020, 2019 and 2018 was $619,496,230, $480,118,372, and $304,063,822, respectively. The net unrealized appreciation (depreciation) on investments owned at December 31, 2020, 2019 and 2018 was $2,330,420, $(12,136,672), and $277,495, respectively. For the year ended December 31, 2020, gross unrealized appreciation and depreciation was $21,395,985 and $(19,065,565), respectively. For the year ended December 31, 2019, gross unrealized appreciation and depreciation was $6,121,374 and $(18,258,046), respectively.

At December 31, 2020, 2019 and 2018, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Statements of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of debt modifications, as follows:

	December 31,	December 31,	December 31,
	2020	2019	2018
Net increase in net assets resulting from operations	$46,979,900	$27,646,400	$11,757,516
Net change in unrealized appreciation (depreciation) on investments	(14,257,592)	9,416,462	8,693
Other book to tax differences	(231,829)	2,940,608	347,516
Taxable income	32,490,479	40,003,470	12,113,725
Distributed during the year	35,527,183	35,821,420	7,283,810
Accumulated undistributed earnings on a tax basis	$(3,036,704)	$4,182,050	$4,829,915

For tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. Funds are permitted to carry forward capital losses for an indefinite period, and such losses will retain their character as either short-term or long-term capital losses. For the years ended December 31, 2020 and 2019, the Company had a long-term capital loss carryforward of $4,358,511 and $0, respectively. The Company had no long-term capital loss carryforward for the year ended December 31, 2018.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in Consolidated Financial Statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statements of Operations. There were no material uncertain income tax positions at December 31, 2020, December 31, 2019 or December 31, 2018. Although we file federal and state tax returns, our major tax jurisdiction is federal. The previous three year-ends and the interim tax period since then remain subject to examination by the Internal Revenue Service.

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

Per Share Information

Basic and diluted earnings/(loss) per common share is calculated using the weighted-average number of common shares outstanding for the period presented. For the years ended December 31, 2020, 2019 and 2018, basic and diluted earnings/(loss) per share were the same because there were no potentially dilutive securities outstanding. Per share data is based on the weighted-average shares outstanding.

Distributions

The Company generally intends to distribute, out of assets legally available for distribution, substantially all of its available earnings, on a quarterly basis, subject to the discretion of the Board of Directors. For the year ended December 31, 2020, the Company declared and paid dividends in the amount of $39,709,233 of which $7,265,785 was distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s dividend reinvestment program. For the year ended December 31, 2019, the Company declared and paid dividends in the amount of $40,651,334 of which $8,192,547 was distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s dividend reinvestment program. For the year ended December 31, 2018, the Company declared and paid dividends in the amount of $7,283,810 of which $1,428,498 was distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s dividend reinvestment program.

Organization and Offering Costs

Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services and other fees pertaining to our organization, all of which are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s private placement memorandum and other offering documents, including travel-related expenses related to the Initial Private Offering. Pursuant to the investment advisory agreement between the Company and RGC, as subsequently amended and restated (the “Advisory Agreement”), the Company and RGC agreed that organization and offering costs incurred in connection with the Initial Private Offering would be borne by the Company up to a maximum amount of $1,000,000, provided that the amount of such costs in excess of $1,000,000 would be paid by RGC. As of December 31, 2016, the Company had already incurred the maximum amount of $1,000,000 in organization and offering costs incurred in connection with the Initial Private Offering. As a result, for the years ended December 31, 2020, December 31, 2019 and December 31, 2018, the Company did not incur any organization or offering expenses in connection with the Initial Private Offering.

Offering costs related to new or follow on offerings will be accumulated and charged to additional paid in capital at the time of closing beginning in 2019. These offering costs are subject to a cap of $600,000, excluding placement agent fees which have no cap, of which the Company will bear the cost. As of December 31, 2020, the Company had accumulated and recorded $608,989 of deferred offering costs. As of December 31, 2020, $154,738 in placement agent fees had been incurred. As of December 31, 2019, the Company had accumulated and recorded $510,027 of deferred offering costs. As of December 31, 2019, $123,009 in placement agent fees had been incurred. Under the terms of the Second Private Offering, offering costs in excess of $600,000, excluding placement agent fees, will be reimbursed by RGC.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments to replace the incurred loss model for loans and other financial assets with an expected loss model, which is referred to as the current expected credit loss (CECL) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held-to maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, stand-by letters of credit, financial guarantees, and other similar instruments) and net investments in certain leases recognized by a lessor. Effective January 1, 2020, the Company adopted ASU 2016-13 under a modified retrospective approach for all financial assets measured at amortized cost. There was no adjustment recorded to distributable losses for the cumulative effect of adopting ASU 2016-13 as amortized cost has approximated fair value.

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

At December 31, 2020, the Company had $49,085,569 in unfunded loan commitments to provide debt financing to its portfolio companies. The balance of unfunded commitments to extend financing as of December 31, 2020 was as follows:

Portfolio Company	Investment Type	December 31, 2020
CloudPassage, Inc.	Senior Secured Term Loan	$2,500,000
Credit Sesame, Inc.	Revolving Line	585,569
Gynesonics, Inc.	Senior Secured Term Loan	20,000,000
ShareThis, Inc.	Senior Secured Term Loan	1,000,000
VERO Biotech LLC	Senior Secured Term Loan	25,000,000
Total unused commitments to extend financing		$49,085,569

At December 31, 2019, the Company had $40,000,000 in unfunded loan commitments to provide debt financing to its portfolio companies. The balance of unfunded commitments to extend financing as of December 31, 2019 was as follows:

Portfolio Company	Investment Type	December 31, 2019
Aria Systems, Inc.	Senior Secured Term Loan	2,500,000
Brilliant Earth, LLC	Senior Secured Term Loan	5,000,000
CloudPassage, Inc.	Senior Secured Term Loan	2,500,000
Dejero Labs Inc.	Senior Secured Term Loan	4,000,000
Dtex Systems, Inc.	Senior Secured Term Loan	7,000,000
eSilicon Corporation	Revolving Line	1,000,000
INRIX, Inc.	Senior Secured Term Loan	8,000,000
Longtail Ad Solutions, Inc. (dba JW Player)	Senior Secured Term Loan	5,000,000
Massdrop Inc.	Senior Secured Term Loan	5,000,000
Total unused commitments to extend financing		$40,000,000

The Company’s management believes that its available cash balances, availability under the Credit Agreement and/or ability to drawdown capital from investors provides sufficient funds to cover its unfunded commitments as of December 31, 2020. The Company has evaluated the expected net future cash flows related to unfunded commitments and determined the fair value to be zero as of December 31, 2020 and December 31, 2019.

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

Note 5 — Net Increase/(Decrease) in Net Assets Resulting from Operations per Common Share

The following information sets forth the computation of basic income/losses per common share for the years ended December 31, 2020, 2019 and 2018:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Net increase in net assets resulting from operations	$46,979,900	$27,646,400	$11,757,516
Weighted-average shares outstanding for the period
Basic	27,617,425	18,701,021	9,300,960
Diluted	27,617,425	18,701,021	9,300,960
Per Share Data(1):
Basic and diluted income per common share
Basic	$1.70	$1.48	$1.26
Diluted	$1.70	$1.48	$1.26

(1)	Per share data is based on average weighted shares outstanding.

Note 6 — Net Assets

The Company has the authority to issue 100,000,000 shares of common stock, $0.01 par value per share.

During the year ended December 31, 2020, the Company issued 2,248,483 shares for $32,443,448 in connection with the reinvestment of dividends. The following table summarizes capital activity during the year ended December 31, 2020:

	Common Stock		Additional	Distributable	Total
			Paid-in	(Losses)	Net
	Shares	Amount	Capital	Earnings	Assets

Balance, beginning of year	25,811,214	$258,112	$384,369,854	$(8,314,745)	$376,313,221
Issuance of common stock	3,354,354	33,544	50,281,764	—	50,315,308
Reinvestment of dividends	2,248,483	22,484	32,420,964	—	32,443,448
Offering costs	—	—	(98,959)	—	(98,959)
Net investment income	—	—	—	38,069,717	38,069,717
Net realized gain (loss) on investments	—	—	—	(5,347,409)	(5,347,409)
Net change in unrealized appreciation
(depreciation) on investments	—	—	—	14,257,592	14,257,592
Dividends declared	—	—	—	(39,709,233)	(39,709,233)
Tax reconciliation of stockholders'
equity in accordance with U.S. GAAP	—	—	(101,319)	101,319	—
Balance, end of year	31,414,051	$314,140	$466,872,304	$(942,759)	$466,243,685

During the year ended December 31, 2019, the Company issued 2,177,466 shares for $32,458,787 in connection with the reinvestment of dividends. The following table summarizes capital activity during the year ended December 31, 2019:

	Common Stock		Additional	Distributable	Total
			Paid-in	(Losses)	Net
	Shares	Amount	Capital	Earnings	Assets

Balance, beginning of year	11,056,595	$110,566	$162,568,188	$4,690,641	$167,369,395
Issuance of common stock	12,577,153	125,771	189,874,229	—	190,000,000
Reinvestment of dividends	2,177,466	21,775	32,437,012	—	32,458,787
Offering costs	—	—	(510,027)	—	(510,027)
Net investment income	—	—	—	36,453,831	36,453,831
Net realized gain (loss) on investments	—	—	—	609,031	609,031
Net change in unrealized appreciation
(depreciation) on investments	—	—	—	(9,416,462)	(9,416,462)
Dividends declared	—	—	—	(40,651,334)	(40,651,334)
Tax reconciliation of stockholders'
equity in accordance with U.S. GAAP	—	—	452	(452)	—
Balance, end of year	25,811,214	$258,112	$384,369,854	$(8,314,745)	$376,313,221

During the year ended December 31, 2018, the Company issued 390,924 shares for $5,855,312 in connection with the reinvestment of dividends. The following table summarizes capital activity during the year ended December 31, 2018:

	Common Stock		Additional	Distributable	Total
			Paid-in	(Losses)	Net
	Shares	Amount	Capital	Earnings	Assets
Balance, beginning of year	8,668,334	$86,683	$126,920,269	$33,425	$127,040,377
Issuance of common stock	1,997,337	19,973	29,980,027	—	30,000,000
Reinvestment of dividends	390,924	3,910	5,851,402	—	5,855,312
Offering costs	—	—	—	—	—
Net investment income	—	—	—	11,706,417	11,706,417
Net realized gain (loss) on investments	—	—	—	59,792	59,792
Net change in unrealized appreciation
(depreciation) on investments	—	—	—	(8,693)	(8,693)
Dividends declared	—	—	—	(7,283,810)	(7,283,810)
Tax reconciliation of stockholders'
equity in accordance with U.S. GAAP	—	—	(183,510)	183,510	—
Balance, end of year	11,056,595	$110,566	$162,568,188	$4,690,641	$167,369,395

The common shares issued, the price per share and the proceeds raised, since inception, are detailed in the following table:

	Shares	Price Per
Issuance Date	Issued	Share	Gross Proceeds
October 8, 2015	1,667	$15.00	$25,000
December 22, 2016	333,333	15.00	5,000,000
April 19, 2017	1,000,000	15.00	15,000,000
June 26, 2017	1,666,667	15.00	25,000,000
September 12, 2017	2,666,667	15.00	40,000,000
December 22, 2017	3,000,000	15.00	45,000,000
May 31, 2018(1)	70,563	14.82	1,045,570
August 31, 2018(1)	117,582	14.92	1,754,244
September 27, 2018	1,997,337	15.02	30,000,000
November 15, 2018(1)	202,779	15.07	3,055,498
January 14, 2019	4,344,964	15.19	66,000,000
March 26, 2019(1)	326,431	15.14	4,942,168
May 21, 2019(1)	374,783	15.13	5,670,467
May 24, 2019	3,232,189	15.16	49,000,000
July 16, 2019(1)	464,986	15.13	7,035,236
August 26, 2019(1)	480,121	14.76	7,088,143
October 15, 2019	1,666,667	15.00	25,000,000
November 12, 2019(1)	43,979	14.76	649,123
December 20, 2019	3,333,333	15.00	50,000,000
December 23, 2019(1)	487,166	14.52	7,073,650
March 20, 2020(1)	575,132	14.58	8,385,423
March 31, 2020	21,021	15.00	315,308
May 21, 2020(1)	529,020	14.25	7,538,541
August 6, 2020(1)	550,639	14.41	7,934,712
October 15, 2020	3,333,333	15.00	50,000,000
November 12, 2020(1)	593,692	14.46	8,584,772
Total	31,414,051		$471,097,855

(1)	Shares were issued as part of the dividend reinvestment program.

In connection with the Initial Private Offering, the Company issued 18,241,157 shares of our common stock to stockholders for a total purchase price of $275,000,000. Between June 14, 2019 and December 31, 2020, the Company accepted $174,673,500 in capital commitments under its Second Private Offering. As of December 31, 2020 and December 31, 2019, respectively, the Company issued 8,352,251 and 5,000,000 shares of common stock for aggregate proceeds of $125,283,766 and $75,000,000 under the Second Private Offering, respectively. In March 2020, the Company issued 2,103 shares as an additional direct investment at $15.00 per share for total proceeds of $31,542 by Runway Growth Holdings LLC, an affiliate of RGC.

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

Note 7 — Related Party Agreements and Transactions

Advisory Agreement

On November 29, 2016, the Company’s Board of Directors approved an investment advisory agreement between RGC and the Company, under which RGC, subject to the overall supervision of the Board of Directors, manages the day-to-day operations of and provides investment advisory services to the Company (the “Prior Agreement”). On August 3, 2017, the Board of Directors approved the Advisory Agreement and recommended that the Company’s stockholders approve the Advisory Agreement. The Advisory

Agreement became effective on September 12, 2017 upon approval by the stockholders at a special meeting of stockholders of the Company and was most recently renewed by the Company's Board of Directors at a virtual meeting on August 5, 2020. In reliance upon certain exemptive relief granted by the SEC in connection with the global COVID-19 pandemic, the Board of Directors undertook to ratify the Advisory Agreement at its next in-person meeting. Under the terms of the Advisory Agreement, RGC:

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

Base Management Fee

The base management fee is payable on the first day of each calendar quarter, is subject to an annual cap based on RGC’s actual operating expenses and is calculated based on the Capital Commitments (as defined below) and assets purchased with borrowed funds or other forms of leverage (collectively, the “Pre-Spin-Off Gross Assets”) during the preceding calendar quarter. For purposes of the Advisory Agreement, “Capital Commitments” is defined as the aggregate amount of capital committed to the Company by investors as of the end of the most recently completed calendar quarter. On September 12, 2017, without changing the base management fee percentage, the Prior Agreement was amended to provide clarification as to the calculation of the base management fee. Prior to amendment, the base management fee was collected on the first day of each quarter based on an estimate of actual operating expenses, not to exceed 1.75% per annum, for the following quarter with an implied, though not defined “true-up” mechanism effected once all actual costs were known. The Advisory Agreement defines the process and timing of the true-up and base management fee. The base management fee is now collected at the maximum annualized rate of 1.75% per annum with a comparison of actual expenses for the immediately preceding calendar year to occur on or before March 31 of the subsequent calendar year, with any excess management fee collected when compared to actual operating expenses credited against the base management fee payable for subsequent quarters.

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

Following the earlier of (1) the consummation of an IPO of the Public Fund in connection with a Spin-Off transaction and (2) the earliest date at which (a) all Capital Commitments have been called for investments and/or expenses and (b) the Company holds no more than 10.0% of its total assets in cash, the base management fee will be an amount equal to 0.4375% (1.75% annualized) of the Company’s average daily Gross Assets (defined below) during the most recently completed calendar quarter for so long as the aggregate amount of Gross Assets of the Company as of the end of the most recently completed calendar quarter is less than $500,000,000. For purposes of the Advisory Agreement, “Gross Assets” is defined as the Company’s gross assets, including assets purchased with borrowed funds or other forms of leverage, as well as any paid-in-kind interest, as of the end of the most recently completed fiscal quarter. If the aggregate amount of the Company’s Gross Assets as of the end of the most recently completed calendar quarter is equal to or greater than $500,000,000, but less than $1,000,000,000, the base management fee will be an amount equal to 0.40% (1.60% annualized) of the Company’s average daily Gross Assets during the most recently completed calendar quarter. If the aggregate amount of the Company’s Gross Assets as of the end of the most recently completed calendar quarter is equal to or greater than $1,000,000,000, the base management fee will be an amount equal to 0.375% (1.50% annualized) of the Company’s average daily Gross Assets during the most recently completed calendar quarter.

RGC earned base management fees of $6,831,566, $5,105,009 and $4,812,500 for the years ended December 31, 2020, 2019 and 2018, respectively. There were no excess fees paid during any of these years.

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

RGC earned incentive fees for the year ended December 31, 2020 of $7,260,656. $5,407,305 of the incentive fees for the year ended December 31, 2020 were earned, payable in cash, and $1,853,351 of the incentive fees for the year ended December 31, 2020 were accrued and generated from deferred interest (i.e., PIK and certain discount accretion) and are not payable pending receipt of cash by the Company. RGC earned incentive fees for the year ended December 31, 2019 of $8,349,449. $6,500,502 of the incentive fees for the year ended December 31, 2019 were earned, payable in cash, and $1,848,947 of the incentive fees for the year ended December 31, 2019 were accrued and generated from deferred interest (i.e., PIK and certain discount accretion) and are not payable pending receipt of cash by the Company. RGC earned incentive fees for the year ended December 31, 2018 of $1,411,324. $711,868 of the incentive fees for the year ended December 31, 2018 were earned, payable in cash, and $359,698 of the incentive fees for the year ended December 31, 2018 were accrued and deferred (i.e., PIK and certain discount accretion) and are not payable pending receipt of cash by the Company. Both currently payable in cash, $1,892,430 and $1,691,311, and deferred incentive fees, $3,114,635 and $1,891,676, are included in accrued incentive fees on the Statements of Assets and Liabilities as of December 31, 2020 and December 31, 2019, respectively.

The capital gains incentive fee consists of fees related to realized gains, realized capital losses and unrealized capital depreciation. With respect to the incentive fee expense accrual related to the capital gains incentive fee, U.S. GAAP requires that the capital gains invective fee accrual consider the cumulative aggregate unrealized appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized appreciation were realized even though such unrealized appreciation is not permitted to be considered in calculating the fee actually payable under the Advisory Agreement. As of each of December 31, 2020 and December 31, 2019, there was no capital gains incentive fee accrued, earned or payable to RGC under the Advisory Agreement.

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

The Company reimbursed the Administrator $546,073 during the year ended December 31, 2020. As of December 31, 2020, the Company had accrued a net payable to the Administrator of $143,515. Of the total amount reimbursed to the Administrator, $532,879 was related to overhead allocation expense for the year ended December 31, 2020. The Company reimbursed the Administrator $1,168,188 during the year ended December 31, 2019. As of December 31, 2019, the Company had accrued a net payable to the Administrator of   $81,537. Of the total amount reimbursed to the Administrator, $827,464 was related to overhead allocation expense for the year ended December 31, 2019. The Company reimbursed the Administrator $614,405 during the year ended December 31, 2018. As of December 31, 2018, the Company had accrued a net payable to the Administrator of   $116,697. Of the total amount reimbursed to the Administrator, $380,064 was related to overhead allocation expense for the year ended December 31, 2018. Administration fees, which include fees payable by the Administrator to third-party service providers who provide additional administration services for the Company, were $515,891, $490,022 and $209,761 for the years ended December 31, 2020, 2019 and 2018 respectively.

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

The following tables present information about the Company’s assets measured at fair value as of December 31, 2020 and 2019, respectively:

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Common Stock	$—	$521,940	$—	$521,940
Corporate Bonds	—	333,453	—	333,453
Senior Secured Term Loans	—	—	501,964,657	501,964,657
Preferred Stock	13,230,000	1,429,600	1,336,268	15,995,868
Warrants	—	—	33,008,672	33,008,672
Total Portfolio Investments	13,230,000	2,284,993	536,309,597	551,824,590
U.S. Treasury Bill	70,002,060	—	—	70,002,060
Total Investments	$83,232,060	$2,284,993	$536,309,597	$621,826,650

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Term Loans	$—	$—	$349,570,424	$349,570,424
Preferred Stock	—	—	437,515	437,515
Warrants	—	—	18,008,337	18,008,337
Total Portfolio Investments	—	—	368,016,276	368,016,276
U.S. Treasury Bill	99,965,423	—	—	99,965,423
Total Investments	$99,965,423	$—	$368,016,276	$467,981,699

The Company recognizes transfers into and out of the levels indicated above at the end of the reporting period. There were no transfers into or out of the levels during the years ended December 31, 2020 and 2019. The following table presents a rollforward of Level 3 assets measured at fair value as of December 31, 2020:

	Preferred	Senior Secured
	Stock	Term Loans	Warrants	Total
Fair value at December 31, 2019	$437,515	$349,570,424	$18,008,337	$368,016,276
Amortization of fixed income premiums or accretion of discounts	—	9,238,509	—	9,238,509
Purchases of investments(1)	800,000	250,483,677	2,088,018	253,371,695
Sales or repayments of investments(1)	—	(103,716,096)	(2,874,028)	(106,590,124)
Realized gain (loss)	—	(7,835,899)	1,206,730	(6,629,169)
Change in unrealized appreciation (depreciation)	98,753	4,224,042	14,579,615	18,902,410
Fair value at December 31, 2020	$1,336,268	$501,964,657	$33,008,672	$536,309,597
Change in unrealized appreciation (depreciation) on Level 3 investments still held as of December 31, 2020	$13,979	$4,526,472	$9,932,673	$14,473,124

(1)	Includes PIK interest, and is net of reorganization and restructuring of investments.

The following table presents a rollforward of Level 3 assets measured at fair value as of December 31, 2019:

	Preferred	Senior Secured
	Stock	Term Loans	Warrants	Total
Fair value at December 31, 2018	$461,826	$208,539,353	$15,247,210	$224,248,389
Amortization of fixed income premiums or accretion of discounts	—	12,878,530	—	12,878,530
Purchases of investments(1)	—	236,997,789	6,001,426	242,999,215
Sales or repayments of investments(1)	—	(100,079,608)	(2,859,301)	(102,938,909)
Realized gain	—	—	228,171	228,171
Change in unrealized appreciation (depreciation)	(24,311)	(8,765,640)	(609,169)	(9,399,120)
Fair value at December 31, 2019	$437,515	$349,570,424	$18,008,337	$368,016,276
Change in unrealized appreciation (depreciation) on Level 3 investments still held as of December 31, 2019	$(24,311)	$(8,519,560)	$728,460	$(7,815,411)

(1)	Includes PIK interest, and is net of reorganization and restructuring of investments.

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2020:

				Range
Description	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average)
Preferred Stock	$1,336,268	Recent private market and merger and acquisition transaction prices	N/A	N/A
Senior Secured Term Loans(1)	471,256,844	Discounted Cash Flow analysis	Discount Rate	8.0%-100.0% (14.8%)
		Market approach	Origination yield	11.4%-100.1% (14.3%)
	30,707,813	PWERM	Discount Rate	19.5%-23.8% (20.2%)
Warrants(2)	16,803,367	Option pricing model	Risk-free interest rate	0.1%-0.8% (0.1%)
			Average industry volatility	35.0%-72.2% (56.0%)
			Estimated time to exit	0.3-9.2 (1.5)
			Revenue Multiples	0.00x-5.85x (1.92x)
	16,205,305	PWERM	Discount Rate	21.0%-40.0% (27.9%)
			Revenue Multiples	0.00x-51.69x (5.62x)
Total Level 3 Investments	$536,309,597

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2019:

				Range
Description	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average)
Preferred Stock	$437,515	Recent private market and merger and acquisition transaction prices	N/A	N/A
Senior Secured Term Loans(1)	336,388,211	Discounted Cash Flow analysis	Discount rate	12.3%–28.0% (16.8%)
		Market approach	Origination yield	12.3%–26.0% (14.5%)
	13,182,213	PWERM	Discount rate	30.5%–36.2% (32.6%)
Warrants(2)	12,695,414	Option pricing model	Risk-free interest rate	1.6%–1.8% (1.6%)
			Average industry volatility	30.0%–60.0% (41.2%)
			Estimated time to exit	0.5 years–5.9 years (3.1 years)
			Revenue Multiples	1.18x-7.57x (2.05x)
	5,312,923	PWERM	Discount Rate	20.7% - 45.0% (32.6%)
			Revenue Multiples	4.33x-4.79x (4.13x)
Total Level 3 Investments	$368,016,276

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

(2)

The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are inputs used in the option pricing model (“OPM”) which include industry volatility, risk free interest rate and estimated time to exit. The Equity Allocation model and the Black Scholes model were the main OPM’s used. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. However, a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase or decrease in the unobservable inputs. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.

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

Warrants

Warrants provide exposure and potential gains upon equity appreciation of the portfolio company’s equity value. A warrant has a limited life and expires on a certain date. As a warrant’s expiration date approaches, the time value of the warrant will decline. In addition, if the stock underlying the warrant declines in price, the intrinsic value of an “in the money” warrant will decline. Further, if the price of the stock underlying the warrant does not exceed the strike price of the warrant on the expiration date, the warrant will expire worthless. As a result, there is the potential for the entire value of an investment in a warrant to be lost. The Company’s volume of warrant investment activity is closely correlated to its primary senior secured loans to portfolio companies. For the year ended

December 31, 2020, the Company had realized gains of $1,175,229 and a net change in unrealized appreciation of $14,161,969 from its investments in warrants. For the year ended December 31, 2019, the Company had realized gains of $228,171 and a net change in unrealized (depreciation) of $(609,169) from its investments in warrants. For the year ended December 31, 2018, the Company had realized gains of $59,792 and a net change in unrealized (depreciation) of $(171,493) from its investments in warrants. Realized gains from warrants is included in Realized gain (loss) on non-control/non-affiliate investments, including U.S. Treasury Bills on the Statement of Operations. The net change in unrealized appreciation (depreciation) from warrants is included in Net change in unrealized appreciation (depreciation) on non-control/non-affiliate investments, including U.S. Treasury Bills, except for $358,682, $0 and $0, respectively for the years ended December 31, 2020, December 31, 2019 and December 31, 2018, included in Net change in unrealized appreciation on control/affiliate investments.

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

On December 2, 2020, the Company entered into an amendment (the “Credit Facility Amendment”) to the Credit Agreement. The Credit Facility Amendment is effective as of December 2, 2020.

The Credit Facility Amendment amended the Credit Agreement to: (i) increase the size of the aggregate commitments under the Credit Facility to $215 million from $175 million; (ii) increase the accordion amount under the Credit Facility from a $200 million maximum aggregate commitment amount to a $300 million maximum aggregate commitment amount; and (iii) add Bank of Hope and First Foundation Bank as new Lenders and Managing Agents under the Credit Agreement. Borrowing under the Credit Facility remains subject to the leverage restrictions contained in the Investment Company Act of 1940, as amended.

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

Prior to termination on May 31, 2019, the current maximum principal amount of available borrowings under each of the Uncommitted Facility and the Committed Facility was $30 million (for a combined maximum principal amount under the Credit Facilities of  $60 million), subject in each case to availability under the borrowing base, which was based on unused capital commitments. Borrowings under the Credit Facilities bore interest, at the Company’s election at the time of drawdown, at a rate per annum equal to (i) in the case of LIBOR rate loans, the LIBOR rate for the applicable interest period plus 2.50% or (ii) in the case of prime rate loans, CIBC’s prime commercial rate at the time of the borrowing minus 0.50%.

For the years ended December 31, 2020 and December 31, 2019, the weighted average outstanding debt balance was $27,449,454 and $12,355,311, respectively, and the weighted average effective interest rate under the Credit Agreement and Credit Facilities was 3.43% and 4.66%, respectively.

As of December 31, 2020, the Company had $99,000,000 outstanding under the Credit Agreement and the Credit Facilities with maturities as follows:

	Date of
Loan Facility	Advance	Due Date	Amount	Rate
KeyBank National Association Loan Facility	6/30/2020	5/31/2022	$99,000,000	3.22%
			$99,000,000

As of December 31, 2019, the Company had $61,000,000 outstanding under the Credit Facilities with maturities as follows:

	Date of
Loan Facility	Advance	Due Date	Amount	Rate
KeyBank National Association Loan Facility	12/31/2019	5/31/2022	$61,000,000	5.10%
			$61,000,000

Senior Securities

Information about the Company’s senior securities is shown in the following table for the fiscal years ended December 31, 2018 through 2020. No senior securities were outstanding for the fiscal years ended December 31, 2016 and 2017.

	Total Amount		Involuntary	Average
	Outstanding	Asset	Liquidating	Market
	Exclusive of	Coverage	Preference	Value
Class and Year	Treasury Securities(1)	per Unit(2)	per Unit(3)	per Unit(4)
Credit Agreement
Year Ended 12/31/2020	$99,000,000	$5,710	—	N/A
Year Ended 12/31/2019	$61,000,000	$7,169	—	N/A
Year Ended 12/31/2018	$—	$—	—	N/A
Credit Facilities
Year Ended 12/31/2020	$—	$—	—	N/A
Year Ended 12/31/2019	$—	$—	—	N/A
Year Ended 12/31/2018	$59,500,000	$3,811	—	N/A
Total
Year Ended 12/31/2020	$99,000,000	$5,710	—	N/A
Year Ended 12/31/2019	$61,000,000	$7,169	—	N/A
Year Ended 12/31/2018	$59,500,000	$3,811	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	Asset coverage per unit is the ratio of the carrying value of total assets, less all liabilities excluding indebtedness represented by senior securities in this table to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is express in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.
(3)	The amount to which such class of senior security would be entitled upon the Company’s involuntary liquidation in preference to any security junior to it. The “—” in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)	Not applicable because the senior securities are not registered for public trading.
(5)	On June 22, 2018, the Company entered into the Credit Facilities with CIBC. On May 31, 2019, in conjunction with securing and entering into the new Credit Agreement, the Company terminated the Credit Facilities.

Note 11 — Financial Highlights

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2020	2019	2018	2017	2016
Per Share Data(1):
Net asset value at beginning of period	$14.58	$15.14	$14.66	$10.38	$15.00
Net investment income(3)	1.38	1.95	1.26	(0.66)	(83.81)
Realized gain (loss)	(0.19)	0.03	—	—	—
Change in unrealized appreciation (depreciation)	0.52	(0.50)	—	0.14	(0.01)
Issuance of common shares	—	—	—	—	79.20
Dividends	(1.44)	(2.17)	(0.77)	—	—
Offering costs	—	(0.03)	—	—	—
Accretion (Dilution)(4)	(0.01)	0.16	(0.01)	4.80	—
Net asset value at end of period	$14.84	$14.58	$15.14	$14.66	$10.38
Total return based on net asset value(2)	1.79%	(3.70)%	3.27%	41.23%	(30.80)%
Weighted-average shares outstanding for period, basic	27,617,425	18,701,021	9,300,960	2,795,274	10,774
Ratio/Supplemental Data:
Net assets at end of period	$466,243,685	$376,313,221	$167,369,395	$127,040,377	$3,476,672
Average net assets(5)	$403,188,386	$283,773,605	$141,046,177	$40,388,772	$151,520
Ratio of net operating expenses to average net assets(6)	4.84%	6.58%	6.42%	12.46%	595.90%
Ratio of net increase (decrease) in net assets resulting from operations to average net assets	11.62%	9.74%	8.34%	(3.56)%	(595.90)%

(1)	Financial highlights are based on weighted-average shares outstanding.
(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the year.
(3)

Return from investment operations was 9.47%, 12.88%, 8.59%, (6.36)% and (30.80)% for the years ended December 31, 2020, 2019, 2018, 2017, and 2016, respectively. Return from investment operations represents returns on net investment income from operations.

(4)	Return from accretion (dilution) was (0.06)%, 0.88%, (0.07)%, 46.24% and 0.00% for the years ended December 31, 2020, 2019, 2018, 2017, and 2016, respectively.
(5)	Ratio of net investment income to average net assets was 9.47%, 12.88%, 8.30%, (4.56)% and (595.90)% for the years ended December 31, 2020, 2019, 2018, 2017, and 2016, respectively.
(6)

Ratio of net operating expenses excluding incentive fees, to average net assets was 3.04%, 3.64%, 5.42%, 12.46% and 595.95% for the years ended December 31, 2020, 2019, 2018, 2017 and 2016, respectively.

Note 12 — Selected Quarterly Financial Data (Unaudited)

	March 31,	June 30,	September 30,	December 31,
	2020	2020	2020	2020
Total investment income	$14,820,857	$11,801,054	$14,215,723	$16,788,669
Total operating expenses	5,177,270	3,927,213	4,693,143	5,758,960
Net investment income	9,643,587	7,873,841	9,522,580	11,029,709
Net realized gain (loss) on investments	(6,717,262)	203,854	1,142,706	23,293
Net change in unrealized appreciation (depreciation) on investments	(1,179,081)	5,496,594	243,742	9,696,337
Increase in net assets resulting from operations	1,747,244	13,574,289	10,909,028	20,749,339
Increase in net assets resulting from operations per share	$0.07	$0.51	$0.40	$0.38
Net asset value per share as of the end of the period	$14.25	$14.41	$14.46	$14.84

	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019
Total investment income	$12,150,329	$16,395,990	$11,834,485	$14,758,332
Total operating expenses	4,076,305	5,025,981	4,329,742	5,253,277
Net investment income (loss)	8,074,024	11,370,009	7,504,743	9,505,055
Net realized gain on investments	—	493,308	(966)	116,689
Net change in unrealized appreciation (depreciation) on investments	(2,240,510)	(3,247,119)	(2,782,423)	(1,146,410)
Increase (decrease) in net assets resulting from operations	5,833,514	8,616,198	4,721,354	8,475,334
Increase (decrease) in net assets resulting from operations per share	$0.40	$0.55	$0.24	$0.38
Net asset value per share as of the end of the period	$15.13	$14.76	$14.52	$14.58

Note 13 —  Subsequent Events

The Company evaluated events subsequent to December 31, 2020 through March 11, 2021, the date the financial statements were issued.

On January 26, 2021, the Company funded an investment of $250,000 to The Kairn Corporation.

On January 27, 2021, as part of an overall reorganization of Pivot3, Inc., Pivot3, Inc. changed its name to Pivot3 Holdings, Inc. and the Company: (i) funded a $1,000,000 investment of Series 1 Preferred Stock, and (ii) converted the $1,000,000 Convertible Bridge Loan into Series 1 Preferred Stock. Further, in conjunction with the reorganization, our Series D warrants were effectively canceled and as such we recorded a $216,610 realized loss.

On February 11, 2021, the Company funded an investment of $500,000 to Mojix, Inc.

On February 23, 2021, the Company funded an investment of $2,000,000 to Massdrop, Inc.

On March 2, 2021, 3DNA Corp. prepaid its outstanding principal balance of $7,500,000. In addition, the Company received cash proceeds of $598,438 in conjunction with ETP, prepayment fees, and interest for total proceeds of $8,098,438.

On March 4, 2021, the Company declared a dividend of $0.37 per share payable on March 19, 2021 to shareholders of record as of March 5, 2021. The Company set December 31, 2020 as the valuation date for shares issued in connection with the dividend pursuant to the Company’s dividend reinvestment plan.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2020 was effective.

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

Item 10.  Directors, Executive Officers and Corporate Governance

Information in response to this item is incorporated by reference from our 2021 Proxy Statement. The 2021 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal period covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

We have adopted a Code of Business Conduct and Ethics for our employees and directors, including, specifically, our Chief Executive Officer, our Chief Financial Officer, and our other executive officers. Our Code of Business Conduct and Ethics satisfies the requirements for a “code of ethics” within the meaning of SEC rules. A copy of the Code of Business Conduct and Ethics is posted on our website at https://runwaygrowth.com/wp-content/uploads/2020/02/Runway-Growth-Credit-Fund-SOX-Code-of-Business-Conduct-and-Ethics-March-2018.pdf. We intend to disclose any changes in, or waivers from, the Code of Business Conduct and Ethics by posting such information on the same website or by filing a Form 8-K, in each case to the extent such disclosure is required by rules of the SEC or NASDAQ.

Item 11.  Executive Compensation

Information in response to this item is incorporated by reference from our 2021 Proxy Statement. The 2021 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal period covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this item is incorporated by reference from our 2021 Proxy Statement. The 2021 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal period covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated by reference from our 2021 Proxy Statement. The 2021 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal period covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 14.  Principal Accountant Fees and Services

Information in response to this item is incorporated by reference from our 2021 Proxy Statement. The 2021 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal period covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 15.  Exhibits and Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this annual report on Form 10-K:

(a)Financial Statements

(1)Financial Statements — Refer to Part II, Item 8 of this Form 10-K, which are incorporated herein by reference:

(1)Financial Statement Schedules — None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit No.	Description
3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(2)
3.3	Amended and Restated Bylaws(2)
4.1	Form of Subscription Agreement(3)
4.2	Description of Securities(11)
9.1	Voting Proxy of OCM Growth Holdings, LLC in favor of Runway Growth Credit Fund Inc.(4)
10.1	Amended and Restated Investment Advisory Agreement between Runway Growth Credit Fund Inc. and Runway Growth Capital LLC, as the investment adviser(5)
10.2	Administration Agreement between Runway Growth Credit Fund Inc. and GSV Credit Service Company, LLC, as the administrator(1)
10.3	Stockholder Agreement between Runway Growth Credit Fund Inc. and OCM Growth Holdings, LLC(1)
10.4	Custody Agreement between Runway Growth Credit Fund Inc. and U.S. Bank National Association, as the custodian(1)
10.5	Dividend Reinvestment Plan(6)
10.6	Form of Indemnification Agreement(6)
10.7	Trademark License Agreement by and between Runway Growth Capital LLC and the Registrant(7)
10.8	Transfer Agent Agreement by and between American Stock Transfer & Trust Company, LLC and the Registrant(8)
10.9	Marketing and Consulting Agreement by and between Pickwick Capital Partners, LLC, Runway Growth Capital LLC and the Registrant(9)
10.10	Marketing and Consulting Agreement by and between Peak Capital Limited, Runway Growth Capital LLC and the Registrant(9)
10.11

Credit Agreement, dated as of May 31, 2019, by and among the Company, as borrower, KeyBank National Association, as administrative agent and syndication agent, CIBC Bank USA, as documentation agent, U.S. Bank National Association, as paying agent, the guarantors from time to time party thereto, and the lenders from time to time party thereto.(10)

10.12

First Amendment to Credit Agreement, dated as of November 10, 2020, among the Company, as borrower; the financial institutions party thereto as lenders; KeyBank National Association, as administrative agent and lender; CIBC Bank USA, as documentation agent and lender; and U.S. Bank National Association, as paying agent.(12)

10.13

Second Amendment to Credit Agreement, dated as of December 2, 2020, among the Company, as borrower; the financial institutions party thereto as lenders; KeyBank National Association, as administrative agent and lender; CIBC Bank USA, as documentation agent and lender; MUFG Union Bank, N.A., as co-documentation agent and lender; and U.S. Bank National Association, as paying agent.(13)

11.1	Computation of Per Share Earnings (Included in the notes to the financial statements contained in this report)*
21.1	List of Subsidiaries — None
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2016.

(2)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2017.
(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2017.
(4)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2017.
(5)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on September 13, 2017.
(6)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form 10 (File No. 000-55544) filed with the SEC on February 12, 2016.
(7)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2017.
(8)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2018.
(9)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 28, 2019.
(10)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 6, 2019.

(11) Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 20, 2020.

(12) Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2020.

(13) Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 4, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUNWAY GROWTH CREDIT FUND INC.

Date: March 11, 2021
By:
/s/ R. David Spreng
R. David Spreng
President, Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 11, 2021	By:
/s/ R. David Spreng
R. David Spreng
President, Chief Executive Officer and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: March 11, 2021	By:
/s/ Thomas B. Raterman
Thomas B. Raterman
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

Date: March 11, 2021	By:
/s/ Gary Kovacs
Gary Kovacs
Director

Date: March 11, 2021	By:
/s/ Brian Laibow
Brian Laibow
Director

Date: March 11, 2021	By:
/s/ Julie Persily
Julie Persily
Director

Date: March 11, 2021	By:
/s/ Lewis W. Solimene, Jr.
Lewis W. Solimene, Jr.
Director