Form 10-Q
period 2021-03-31
Runway Growth Credit Fund Inc.
filed 2021-05-06
CIK 1653384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2021

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

The issuer had 32,053,327 shares of common stock, $0.01 par value per share, outstanding as of May 5, 2021.

RUNWAY GROWTH CREDIT FUND INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RUNWAY GROWTH CREDIT FUND INC.

Statements of Assets and Liabilities

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Investments at fair value:
Non-control/non-affiliate investments at fair value (cost of $572,409,671 and $532,676,057, respectively)	$579,274,683	$541,978,736
Control/affiliate investments at fair value (cost of $14,411,494 and $13,911,494, respectively)	10,872,938	9,845,854
Investment in U.S. Treasury Bills at fair value (cost of $24,999,979 and $70,001,472, respectively)	24,999,969	70,002,060
Total investments at fair value (cost of $611,821,144 and $616,589,023, respectively)	615,147,590	621,826,650
Cash and cash equivalents	1,780,788	14,886,246
Accrued interest receivable	2,402,752	2,682,405
Other accounts receivable	291,764	359,000
Prepaid expenses	100,368	137,096
Total assets	619,723,262	639,891,397

Liabilities
Debt:
Credit facilities	117,000,000	99,000,000
Deferred credit facility fees (net of accumulated amortization of $499,719 and $383,873, respectively)	(1,467,384)	(1,583,230)
Total debt, less unamortized deferred financing costs	115,532,616	97,416,770
Reverse repurchase agreement	24,874,914	69,650,000
Accrued incentive fees	4,090,339	5,007,065
Due to affiliate	32,858	143,515
Interest payable	724,046	468,014
Accrued expenses and other liabilities	991,065	962,348
Total liabilities	146,245,838	173,647,712

Commitments and contingencies (Note 3)

Net assets
Common stock, $0.01 par value; 100,000,000 shares authorized; 32,053,327 and 31,414,051 shares issued and outstanding, respectively	320,533	314,140
Additional paid-in capital	476,351,521	466,872,304
Distributable (losses) earnings	(3,194,630)	(942,759)
Total net assets	$473,477,424	$466,243,685

Net asset value per share	$14.77	$14.84

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Investment income
From non-control/non-affiliate:
Interest income	$15,020,565	$13,627,375
Payment in-kind interest income	944,031	517,930
Other income	114,292	404,550
Interest income from U.S. Treasury Bills	10	16,569
Dividend income	343,755	229,170
Other income from non-investment sources	120	25,263
Total investment income	16,422,773	14,820,857

Operating expenses
Management fees	2,069,209	1,536,948
Incentive fees	975,704	2,315,118
Interest expense	727,915	164,412
Professional fees	216,163	337,813
Overhead allocation expense	197,384	184,318
Administration fee	148,100	124,311
Facility fees	289,985	178,729
Directors’ fees	64,750	67,750
Consulting fees	15,000	17,000
Tax expense	—	1,319
Insurance expense	23,275	26,438
General and administrative expenses	929	23,720
Other expenses	212,627	199,394
Total operating expenses	4,941,041	5,177,270
Net investment income	11,481,732	9,643,587

Realized and unrealized gain (loss) on investments
Realized (loss) on non-control/non-affiliate investments, including U.S. Treasury Bills	(199,223)	(6,717,262)
Net change in unrealized (depreciation) on non-control/non-affiliate investments, including U.S. Treasury Bills	(2,438,265)	(1,179,081)
Net change in unrealized appreciation on control/affiliate investments	527,084	—
Net realized and unrealized (loss) on investments	(2,110,404)	(7,896,343)

Net increase in net assets resulting from operations	$9,371,328	$1,747,244

Net increase in net assets resulting from operations per common share	$0.30	$0.07
Net investment income per common share	$0.36	$0.37
Weighted-average shares outstanding	31,505,254	25,887,286

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Statements of Changes in Net Assets

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Net increase in net assets from operations
Net investment income	$11,481,732	$9,643,587
Realized (loss) on non-control/non-affiliate investments, including U.S. Treasury Bills	(199,223)	(6,717,262)
Net change in unrealized (depreciation) on non-control/non-affiliate investments, including U.S. Treasury Bills	(2,438,265)	(1,179,081)
Net change in unrealized appreciation on control/affiliate investments	527,084	—
Net increase in net assets resulting from operations	9,371,328	1,747,244

Distributions to stockholders from:
Dividends paid to stockholders	(11,623,199)	(10,324,486)
Total distributions to stockholders	(11,623,199)	(10,324,486)

Capital share transactions
Issuance of shares of common stock	306,911	315,308
Issuance of shares of common stock under dividend reinvestment plan	9,183,220	8,385,423
Offering costs	(4,521)	(45,068)
Net increase in net assets resulting from capital share transactions	9,485,610	8,655,663

Total increase in net assets	7,233,739	78,421
Net assets at beginning of period	466,243,685	376,313,221
Net assets at end of period	$473,477,424	$376,391,642

Capital share activity
Shares issued	639,276	596,153
Shares outstanding at beginning of period	31,414,051	25,811,214
Shares outstanding at end of period	32,053,327	26,407,367

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities
Net increase in net assets resulting from operations	$9,371,328	$1,747,244
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(53,900,000)	(34,749,725)
Purchases of U.S. Treasury Bills	(24,999,969)	(50,001,334)
Payment in-kind interest	(944,031)	(517,930)
Sales or repayments of investments	16,566,442	36,107,388
Sales or maturities of U.S. Treasury Bills	69,999,183	99,986,570
Realized loss on investments, including U.S. Treasury Bills	199,223	6,717,262
Net change in unrealized depreciation on investments, including U.S. Treasury Bills	1,911,181	1,179,081
Amortization of fixed income premiums or accretion of discounts	(2,171,173)	(2,171,574)
Amortization of deferred credit facility fees	115,846	55,410
Changes in operating assets and liabilities:
Accrued interest receivable	279,653	193,159
Other accounts receivable	67,236	(47,500)
Prepaid expenses	36,728	57,047
Payable for securities purchased	—	156,972
Accrued incentive fees	(916,726)	623,808
Due to affiliate	(110,657)	36,144
Interest payable	256,032	(356,364)
Accrued expenses and other liabilities	46,921	(507,001)
Net cash provided by operating activities	15,807,217	58,508,657

Cash flows from financing activities
Borrowings under credit facilities	43,000,000	22,000,000
Repayments under credit facilities	(25,000,000)	(83,000,000)
Proceeds from reverse repurchase agreements	24,874,914	49,751,199
Repayments of reverse repurchase agreements	(69,650,000)	(74,593,802)
Dividends paid to stockholders	(2,439,979)	(1,921,604)
Offering costs	(4,521)	(45,068)
Net cash received from common stock issued	306,911	315,308
Net cash (used in) financing activities	(28,912,675)	(87,493,967)

Net (decrease) in cash	(13,105,458)	(28,985,310)
Cash and cash equivalents at beginning of period	14,886,246	45,799,672
Cash and cash equivalents at end of period	$1,780,788	$16,814,362

Supplemental and non-cash financing cash flow information:
Taxes paid	$—	$99,549
Interest paid	471,883	520,776
Non-cash portfolio purchases	648,744	23,959,450
Non-cash dividend reinvestments	9,183,220	8,385,423

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited)

March 31, 2021

							% of
			Acquisition	Principal/			Net
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(10)	Date	Shares	Cost	Fair Value(2),(8)	Assets
Control/affiliate investments(14)
Senior Secured Term Loans(13)
Mojix, Inc.	Application Software	Tranche I: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 5/15/2021 (4)	5/16/2017	$6,519,240	$6,502,036	$5,279,896	1.12%
		Tranche II: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 5/15/2021 (4)	8/3/2017	2,173,080	2,170,069	1,759,966	0.37
		Tranche III: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 5/15/2021 (4)	7/6/2018	542,721	543,783	439,547	0.09
		Tranche IV: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 5/15/2021 (4)	9/5/2018	541,964	542,215	438,933	0.09
		Tranche V: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 5/15/2021 (4)	1/28/2019	1,079,293	1,073,081	874,098	0.18
		Tranche VI: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 4/30/2021 (4)	12/18/2019	1,034,143	1,034,143	837,541	0.18
		Tranche VII: LIBOR+12.00% PIK, 12.00% floor, due 4/30/21 (4)	2/11/2021	500,000	500,000	505,444	0.11
Total Senior Secured Term Loans					12,365,327	10,135,425	2.14

Preferred Stocks
Mojix, Inc.	Application Software	Series A-1 Preferred Stock (7)	12/14/2020	67,114,092	800,000	737,513	0.16

Warrants(7)
Mojix, Inc.	Application Software	Warrant for Common Stock, exercise price $1.286/share, expires 12/13/2030	12/14/2020	2,349	119,320	—	—
		Warrant for Common Stock, exercise price $2.1286/share, expires 12/13/2030	12/14/2020	5,873	298,325	—	—
		Warrant for Common Stock, exercise price $5.57338/share, expires 12/13/2030	12/14/2020	394,733	828,522	—	—
Total Warrants					1,246,167	—	—
Total Control/affiliate investments					14,411,494	10,872,938	2.30
Non-control/non-affiliate investments
Corporate Bond
TriplePoint Venture Growth BDC Corp.	Specialty Finance	Bonds, 5.75% Interest rate, due 7/15/2022 (3)	3/23/2020	13,227	253,095	334,650	0.07

Senior Secured Term Loans(13)
Aria Systems, Inc.	Application Software	Tranche I: LIBOR+9.00%, 11.35% floor, 4.50% ETP, due 12/15/2021	6/29/2018	25,000,000	25,709,297	26,334,943	5.56

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited) — (continued)

March 31, 2021

							% of
			Acquisition	Principal/			Net
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(10)	Date	Shares	Cost	Fair Value(2),(8)	Assets
Non-control/non-affiliate investments (continued)
Senior Secured Term Loans(13) (continued)
Aria Systems, Inc.	Application Software	Tranche II: LIBOR+9.00%, 11.35% floor, 4.50% ETP, due 12/15/2021	3/31/2020	$2,500,000	$2,312,176	$2,633,494	0.56%
Allurion Technologies, Inc.	Health Care Technology	LIBOR+9.05%, 9.50% floor, 3.00% ETP, due 3/30/2025	3/30/2021	15,000,000	14,804,573	14,804,573	3.13
Bombora, Inc.	Internet Software and Services	LIBOR+5.00%, 5.50% floor, 3.75% PIK, 2.00% ETP, due 3/31/2025 (4)	3/31/2021	20,000,000	19,626,043	19,626,043	4.15
Brilliant Earth, LLC	Internet Retail	Tranche I: LIBOR+8.25%, 9.25% floor, 4.50% ETP, due 10/15/2023	9/30/2019	35,000,000	34,911,060	34,735,418	7.34
		Tranche II: LIBOR+8.25%, 9.25% floor, 0.75% ETP, due 10/15/2023	12/17/2020	30,000,000	29,786,032	29,773,215	6.29
Circadence Corporation	Application Software	LIBOR+9.50%, 12.00% floor, 7.50% ETP, due 12/15/2022	12/20/2018	17,400,000	16,792,218	15,807,865	3.34
CloudPassage, Inc.	Data Processing & Outsourced Services	LIBOR+7.50%, 1.00% PIK, 10.00% floor, 2.75% ETP, due 6/13/2023 (4)	6/13/2019	7,634,680	7,609,245	7,355,361	1.55
CloudPay Solutions Ltd.	Human Resource & Employment Services	LIBOR+9.50%, 1.25% PIK, 11.25% floor, 3.00% ETP, due 12/15/2023 (3),(4),(11)	6/30/2020	25,224,849	24,950,842	24,950,841	5.27
Credit Sesame, Inc.	Specialized Consumer Services	Tranche I: LIBOR+8.35%, 10.25% floor, 2.50% ETP, due 12/15/2023	1/7/2020	35,000,000	34,860,569	34,700,379	7.33
		Tranche II: LIBOR+8.35% , 2.00% PIK on overadvance, 10.25% floor, due 5/15/2023 (4)	1/7/2020	9,518,477	9,518,477	9,436,993	1.99
Dtex Systems, Inc.	Application Software	LIBOR+9.15%, 11.50% floor, 5.13% ETP, due 11/15/2021	6/1/2018	4,270,732	4,615,437	4,615,438	0.97
Echo 360 Holdings, Inc.	Education Services	Tranche I: LIBOR+9.25%, 12.05% floor, 4.00% ETP, due 5/3/2023	5/3/2019	14,000,000	14,149,393	14,343,811	3.03
		Tranche II: LIBOR+9.25%, 12.05% floor, 4.00% ETP, due 5/3/2023	5/3/2019	3,000,000	3,042,415	3,073,674	0.65
FiscalNote, Inc.	Application Software	LIBOR+9.25%, 9.75% floor, 5.00% ETP, due 8/21/2023	10/19/2020	45,000,000	44,603,113	44,603,113	9.42
Gynesonics, Inc.	Health Care Technology	LIBOR+8.75%, 9.25% floor, 3.50% ETP, due 12/1/2025	12/1/2020	30,000,000	29,246,515	29,246,515	6.18
INRIX, Inc.	Internet Software and Services	Tranche I: LIBOR+8.00%, 10.50% floor, 2.50% ETP, due 7/15/2023	7/26/2019	20,000,000	19,975,751	19,891,607	4.20
		Tranche II: LIBOR+8.00%, 10.50% floor, 2.50% ETP, due 7/15/2023	7/26/2019	10,000,000	9,861,659	9,945,803	2.10
Longtail Ad Solutions, Inc. (dba JW Player)	Internet Software and Services	LIBOR+8.75%, 10.75% floor, 3.00% ETP, due 6/15/2023	12/12/2019	30,000,000	30,116,130	30,409,640	6.42

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited) — (continued)

March 31, 2021

							% of
			Acquisition	Principal/			Net
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(10)	Date	Shares	Cost	Fair Value(2),(8)	Assets
Non-control/non-affiliate investments (continued)
Senior Secured Term Loans(13) (continued)
Massdrop, Inc.	Computer & Electronics Retail	Tranche I: LIBOR+8.25%, 10.65% floor, 4.00% ETP, due 1/15/2023	7/22/2019	$18,474,451	$18,699,093	$18,478,994	3.90%
		Tranche II: LIBOR+8.25%, 10.65% floor, due 1/15/2023	2/23/2021	2,000,000	2,000,000	2,000,000	0.42
Mingle Healthcare Solutions, Inc.	Health Care Technology	LIBOR+9.50%, 11.75% floor, 10.00% ETP, due 8/15/2022	8/15/2018	3,951,755	4,287,264	4,249,710	0.90
Pivot3 Holdings, Inc.	Data Processing & Outsourced Services	Tranche I: LIBOR+8.50% PIK, 11.00% floor, 4.00% ETP, due 11/15/2022 (4)	5/13/2019	21,973,444	22,333,830	20,112,292	4.25
		Tranche II: LIBOR+8.50% PIK, 11.00% floor, due 11/15/2022 (4)	10/2/2020	1,051,157	1,051,157	963,706	0.20
		Tranche III: LIBOR+8.50% PIK, 11.00% floor, 4.00% ETP, due 11/15/2022 (4)	3/30/2021	500,000	500,106	471,124	0.10
Porch Group, Inc.	Application Software	LIBOR+8.00%, 8.55% floor, 4.99% ETP, due 12/15/2024 (3), (15)	7/22/2020	40,394,947	40,388,536	40,388,536	8.53
ShareThis, Inc.	Data Processing & Outsourced Services	Tranche I: LIBOR+9.25%, 11.60% floor, 3.00% ETP, due 7/15/2023	12/3/2018	19,250,000	18,982,163	18,982,162	4.01
		Tranche II: LIBOR+9.25%, 11.60% floor, 3.00% ETP, due 7/15/2023	1/7/2019	750,000	736,128	736,128	0.16
		Tranche III: LIBOR+9.25%, 11.60% floor, 3.00% ETP, due 7/15/2023	7/24/2019	1,000,000	973,902	973,902	0.21
		Tranche IV: LIBOR+8.25%, 10.60% floor, 3.00% ETP, due 7/15/2023	8/18/2020	1,000,000	1,002,240	1,002,240	0.21
The Kairn Corporation	Application Software	Tranche I: LIBOR+9.50% PIK, 10.81% floor, due 12/15/2022 (4)	3/24/2020	1,063,251	1,063,251	1,063,251	0.22
		Tranche II: Fixed 6.50% PIK, due 3/9/2027 (4)	3/9/2020	4,256,355	4,256,355	4,256,355	0.90
VERO Biotech LLC	Health Care Technology	Tranche I: LIBOR+9.05%, 9.55% floor, 3.00% ETP, due 12/1/2024	12/29/2020	25,000,000	24,368,716	24,368,716	5.15
		Tranche II: LIBOR+9.05%, 9.55% floor, 3.00% ETP, due 12/1/2024	3/30/2021	15,000,000	14,857,746	14,857,746	3.14
Total Senior Secured Term Loans					531,991,432	529,193,588	111.77

Preferred Stocks
Aria Systems, Inc.	Application Software	Series G Preferred Stock (7)	7/10/2018	289,419	250,000	369,620	0.08
CareCloud, Inc.	Health Care Technology	11% Series A Cumulative Redeemable Perpetual Preferred Stock (15),(16)	1/8/2020	760,000	18,687,450	15,678,076	3.31
Pivot3 Holdings, Inc.	Data Processing & Outsourced Services	Series 1 Preferred Stock (7)	1/27/2021	2,675,585	2,000,000	1,949,567	0.41
Total Preferred Stocks					20,937,450	17,997,263	3.80

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited) — (continued)

March 31, 2021

							% of
			Acquisition	Principal/			Net
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(10)	Date	Shares	Cost	Fair Value(2),(8)	Assets
Non-control/non-affiliate investments (continued)
Common Stocks(7)
Porch Group, Inc.	Application Software	Common Stock (3),(15)	12/23/2020	38,079	$118,100	$673,998	0.14%
Ouster, Inc.	Technology Hardware, Storage & Peripherals	Common Stock (3),(15)	3/12/2021	1,209,659	103,010	9,492,345	2.00
zSpace, Inc.	Technology Hardware, Storage & Peripherals	Common Stock	12/31/2020	6,078,499	1,119,096	—	—
Total Common Stocks					1,340,206	10,166,343	2.15

Warrants(7)
AllClear ID, Inc.	Specialized Consumer Services	Warrant for Common Stock, exercise price $0.01/share, expires 9/1/2027	9/1/2017	870,514	1,749,733	908,817	0.19
Allurion Technologies, Inc.	Health Care Technology	Warrant for Series C Preferred Stock, exercise price $6.58/share, expires 3/30/2031	3/30/2021	79,787	46,289	46,289	0.01
Aria Systems, Inc.	Application Software	Warrant for Series G Preferred Stock, exercise price $0.8638/share, expires 6/29/2028	6/29/2018	2,387,705	1,047,581	3,049,362	0.64
Aspen Group Inc.	Education Services	Warrant for Common Stock, exercise price $6.87/share, expires 7/25/2022	7/25/2017	224,174	583,301	349,000	0.07
Bombora, Inc.	Internet Software and Services	Warrant for Common Stock, exercise price $3.29/share, expires 3/31/2031	3/31/2021	121,581	174,500	174,500	0.04
Brilliant Earth, LLC	Internet Retail	Warrant for Class P Units, exercise price $5.25/share, expires 9/30/2029	9/30/2019	333,333	973,000	1,406,667	0.30
		Warrant for Class P Units, exercise price $10.00/share, expires 12/17/2030	12/17/2020	25,000	25,500	53,500	0.01
CareCloud, Inc.	Health Care Technology	Warrant for Common Stock, exercise price $7.50/share, expires 1/8/2022	1/8/2020	1,000,000	435,000	2,205,000	0.47
		Warrant for Common Stock, exercise price $10.00/share, expires 1/8/2023	1/8/2020	1,000,000	837,000	2,068,000	0.44
Circadence Corporation	Application Software	Warrant for Series A-6 Preferred Stock, exercise price $1.17/share, expires 12/20/2028	12/20/2018	1,538,462	3,630,000	2,989,773	0.63
		Warrant for Series A-6 Preferred Stock, exercise price $1.17/share, expires 10/31/2029	10/31/2019	384,615	845,540	747,443	0.16
CloudPassage, Inc.	Data Processing & Outsourced Services	Warrant for Series D-1 Preferred Stock, exercise price $1.60/share, expires 6/13/2029	6/13/2019	210,938	273,798	—	—
CloudPay Solutions Ltd.	Human Resource & Employment Services	Warrant for Series B Preferred Stock, exercise price $66.53/share, expires 6/30/2030 (3),(11)	6/30/2020	11,273	217,500	334,750	0.07
Credit Sesame, Inc.	Specialized Consumer Services	Warrant for Common Stock, exercise price $0.01/share, expires 1/7/2030	1/7/2020	191,601	424,800	598,436	0.13
Dejero Labs Inc.	System Software	Warrant for Common Stock, exercise price $0.01/share, expires 5/31/2029 (3),(6)	5/31/2019	333,621	192,499	230,648	0.05

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited) — (continued)

March 31, 2021

							% of
			Acquisition	Principal/			Net
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(10)	Date	Shares	Cost	Fair Value(2),(8)	Assets
Non-control/non-affiliate investments (continued)
Warrants(7) (continued)
Dtex Systems, Inc.	Application Software	Warrant for Series C-Prime Preferred Stock, exercise price $0.6000/share, expires 6/1/2025	6/1/2018	500,000	$59,000	$294,980	0.06%
		Warrant for Series C-Prime Preferred Stock, exercise price $0.6000/share, expires 7/11/2026	7/11/2019	833,333	114,719	491,633	0.10
Echo 360 Holdings, Inc.	Education Services	Warrant for Series E Preferred Stock, exercise price $1.5963/share, expires 5/3/2029	5/3/2019	1,066,767	299,762	629,630	0.13
FiscalNote, Inc.	Application Software	Warrant for Common Stock, exercise price $0.01/share, expires 10/19/2030	10/19/2020	194,673	438,014	626,867	0.13
Gynesonics, Inc.	Health Care Technology	Success fee, expires 12/1/2027 (12)	12/1/2020	—	498,900	514,863	0.11
INRIX, Inc.	Internet Software and Services	Warrant for Common Stock, exercise price $9.29/share, expires 7/26/2029	7/26/2019	150,804	522,083	518,615	0.11
Longtail Ad Solutions, Inc. (dba JW Player)	Internet Software and Services	Warrant for Common Stock, exercise price $1.49/share, expires 12/12/2029	12/12/2019	387,596	46,552	422,868	0.09
Massdrop, Inc.	Computer & Electronics Retail	Warrant for Series B Preferred Stock, exercise price $1.1938/share, expires 7/22/2019	7/22/2019	848,093	183,188	284,111	0.06
Mingle Healthcare Solutions, Inc.	Health Care Technology	Warrant for Series AA Preferred Stock, exercise price $0.24/share, expires 8/15/2028	8/15/2018	1,625,000	492,375	—	—
3DNA Corp. (dba NationBuilder)	Application Software	Warrant for Series C-1 Preferred Stock, exercise price $1.4643/share, expires 12/28/2028	12/28/2018	273,164	104,138	64,220	0.01
Porch Group, Inc.	Application Software	Earnout, expires 12/23/2023 (3),(12),(15)	12/23/2020	—	—	—	—
RealWear, Inc.	Technology Hardware, Storage & Peripherals	Warrant for Series A Preferred Stock, exercise price $4.4464/share, expires 10/5/2028	10/5/2018	112,451	135,841	—	—
		Warrant for Series A Preferred Stock, exercise price $4.4464/share, expires 12/28/2028	12/28/2018	22,491	25,248	—	—
		Warrant for Series A Preferred Stock, exercise price $6.78/share, expires 6/27/2029	6/27/2019	123,894	380,850	—	—
Scale Computing, Inc.	System Software	Warrant for Common Stock, exercise price $0.80/share, expires 3/29/2029	3/29/2019	9,665,667	345,816	—	—
SendtoNews Video, Inc.	Advertising	Warrant for Class B Non-Voting Stock, exercise price $0.67/share, expires 6/30/2027 (3),(6)	6/30/2017	191,500	246,461	29,000	0.01

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited) — (continued)

March 31, 2021

							% of
			Acquisition	Principal/			Net
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(10)	Date	Shares	Cost	Fair Value(2),(8)	Assets
Non-control/non-affiliate investments (continued)
Warrants(7) (continued)
ShareThis, Inc.	Data Processing & Outsourced Services	Warrant for Series D-3 Preferred Stock, exercise price $2.4320/share, expires 12/3/2028	12/3/2018	647,615	$2,162,000	$2,162,000	0.46%
The Kairn Corporation	Application Software	Warrant for Common Stock, exercise price $0.01/share, expires 3/9/2030	3/9/2020	81,177	—	—	—
VERO Biotech LLC	Health Care Technology	Success fee, expires 12/29/2025 (12)	12/29/2020	—	376,500	381,867	0.08
Total Warrants					17,887,488	21,582,839	4.56
Total non-control/non-affiliate investments					572,409,671	579,274,683	122.34
U.S. Treasury		U.S. Treasury Bill, 0.05%, due 04/8/2021 (9)	3/29/2021	25,000,000	24,999,979	24,999,969	5.28
Total Investments					$611,821,144	$615,147,590	129.92%

(1)	Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates, as applicable. Unless otherwise indicated, all of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to the 3-Month London Interbank Offered Rate (“LIBOR”) or the U.S. Prime Rate. At March 31, 2021, the 3-Month LIBOR was 0.19% and the U.S. Prime Rate was 3.25%.
(2)	All investments in portfolio companies, which as of March 31, 2021 represented 124.64% of the Company’s net assets, are restricted as to resale and were valued at fair value as determined in good faith by the Company’s Board of Directors.
(3)	Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Non-qualifying assets at fair value represent 13.01% of total assets as of March 31, 2021. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying assets until such time as it complies with the requirements of Section 55(a) of the 1940 Act.
(4)	Represents a PIK security. PIK interest is accrued and will be paid at maturity.
(5)	All investments are domiciled in the United States, unless otherwise noted.
(6)	Investment is domiciled in Canada.
(7)	Investments are non-income producing.
(8)	Investments are held at Fair Value net of the Fair Value of Unfunded Commitments. See Note 3 for additional detail.
(9)	Treasury bill with $25,000,000 par value was purchased pursuant to a 0.25% reverse repurchase agreement with Goldman Sachs dated March 29, 2021, due April 6, 2021, with a repurchase price to the Company of $24,874,914 collateralized by a 0.05% U.S. Treasury Bill due April 8, 2021 with a par value of 25,000,000 and fair value of $24,999,969.
(10)	Disclosures of end-of-term-payments (“ETP”) are one-time payments stated as a percentage of original principal amount.
(11)	Investment is domiciled in the United Kingdom.
(12)	Investment is either a cash success fee payable or earnout of shares based on the consummation of certain trigger events.
(13)	The Credit Agreement (as defined in Note 10) is secured by a perfected first priority security interest in each of the Company’s senior secured term loan investments, except for the Mojix, Inc., Pivot3, Inc., and The Kairn Corporation senior secured term loans.
(14)	Control investment, as defined under the 1940 Act, in which the Company owns at least 25% of the investment’s voting securities or has greater than 50% representation on its board.
(15)	Investment is publicly traded and listed on NASDAQ.
(16)	260,000 shares of CareCloud, Inc. preferred stock, with a fair value of $1,778,026 have restrictions on the sale of the shares due to escrow claims, and such fair value is considered a Level 2 fair value measurement under the fair value hierarchy.

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited) — (continued)

March 31, 2021

The following tables show the fair value of our portfolio of investments (excluding any U.S. Treasury Bills held) by geographic region and industry as of March 31, 2021:

	March 31, 2021
	Investments at	Percentage of
Geographic Region	Fair Value	Net Assets
Western United States	$280,457,904	59.23%
Northeastern United States	148,712,084	31.41
Northwestern United States	71,418,559	15.08
Southeastern United States	39,608,329	8.37
United Kingdom	25,285,591	5.34
South Central United States	24,405,506	5.15
Canada	259,648	0.05
Total	$590,147,621	124.64%

	March 31, 2021
	Investments at	Percentage of
Industry	Fair Value	Net Assets
Application Software	$159,883,829	33.77%
Healthcare Technology	108,421,355	22.90
Internet Software & Services	80,989,076	17.11
Internet Retail	65,968,800	13.93
Data Processing & Outsourced Services	54,708,482	11.55
Specialized Consumer Services	45,644,625	9.64
Human Resource & Employment Services	25,285,591	5.34
Computer & Electronics Retail	20,763,105	4.39
Education Services	18,396,115	3.89
Technology Hardware, Storage & Peripherals	9,492,345	2.00
Specialty Finance	334,650	0.07
System Software	230,648	0.05
Advertising	29,000	0.01
Total	$590,147,621	124.64%

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

 Schedule of Investments

December 31, 2020

							% of
			Acquisition	Principal/			Net
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(10)	Date	Shares	Cost	Fair Value(2),(8)	Assets
Control/affiliate investments(14)
Senior Secured Term Loans(13)
Mojix, Inc.	Application Software	Tranche I: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 5/15/2021 (4)	5/16/2017	$6,519,240	$6,502,036	$4,913,150	1.05%
		Tranche II: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 5/15/2021 (4)	8/3/2017	2,173,080	2,170,069	1,637,717	0.35
		Tranche III: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 5/15/2021 (4)	7/6/2018	542,721	543,783	409,016	0.09
		Tranche IV: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 5/15/2021 (4)	9/5/2018	541,964	542,215	408,445	0.09
		Tranche V: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 5/15/2021 (4)	1/28/2019	1,079,293	1,073,081	813,382	0.17
		Tranche VI: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 4/30/2021 (4)	12/18/2019	1,034,143	1,034,143	779,370	0.17
Total Senior Secured Term Loans					11,865,327	8,961,080	1.92

Preferred Stocks
Mojix, Inc.	Application Software	Series A-1 Preferred Stock (7)	12/14/2020	67,114,092	800,000	884,774	0.19

Warrants(8)
Mojix, Inc.	Application Software	Warrant for Common Stock, exercise price $1.286/share, expires 12/13/2030	12/14/2020	2,349	119,320	—	—
		Warrant for Common Stock, exercise price $2.1286/share, expires 12/13/2030	12/14/2020	5,873	298,325	—	—
		Warrant for Common Stock, exercise price $5.57338/share, expires 12/13/2030	12/14/2020	394,733	828,522	—	—
Total Warrants					1,246,167	—	—
Total Control/affiliate investments					13,911,494	9,845,854	2.11
Non-control/non-affiliate investments
Corporate Bond
TriplePoint Venture Growth BDC Corp.	Specialty Finance	Bonds, 5.75% Interest rate, due 7/15/2022 (3)	3/23/2020	13,227	253,095	333,453	0.07

Senior Secured Term Loans(13)
Aria Systems, Inc.	Application Software	Tranche I: LIBOR+9.00%, 11.35% floor, 4.50% ETP, due 12/15/2021	6/29/2018	25,000,000	25,573,394	26,487,949	5.68
		Tranche II: LIBOR+9.00%, 11.35% floor, 4.50% ETP, due 12/15/2021	3/31/2020	2,500,000	2,546,484	2,648,795	0.57

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

 Schedule of Investments — (continued)

December 31, 2020

							% of
			Acquisition	Principal/			Net
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(10)	Date	Shares	Cost	Fair Value(2),(8)	Assets
Non-control/non-affiliate investments (continued)
Senior Secured Term Loans(13) (continued)
Brilliant Earth, LLC	Internet Retail	Tranche I: LIBOR+8.25%, 9.25% floor, 4.50% ETP, due 10/15/2023	9/30/2019	$35,000,000	$34,722,601	$34,722,601	7.45%
		Tranche II: LIBOR+8.25%, 9.25% floor, 0.75% ETP, due 10/15/2023	12/17/2020	30,000,000	29,733,181	29,758,229	6.38
Circadence Corporation	Application Software	LIBOR+9.50%, 12.00% floor, 7.50% ETP, due 12/15/2022	12/20/2018	17,400,000	16,348,200	15,598,546	3.35

CloudPassage, Inc.	Data Processing & Outsourced Services	LIBOR+7.50%, 1.00% PIK, 10.00% floor, 2.75% ETP, due 6/13/2023 (4)	6/13/2019	7,615,625	7,540,959	7,447,536	1.60
CloudPay Solutions Ltd.	Human Resource & Employment Services	LIBOR+9.50%, 1.25% PIK, 11.25% floor, 3.00% ETP, due 12/15/2023 (3),(4),(11)	6/30/2020	25,146,185	24,772,553	24,772,553	5.31
Credit Sesame, Inc.	Specialized Consumer Services	Tranche I: LIBOR+8.35%, 10.25% floor, 2.50% ETP, due 12/15/2023	1/7/2020	35,000,000	34,693,762	34,531,361	7.41
		Tranche II: LIBOR+8.35% , 2.00% PIK on overadvance, 10.25% floor, due 5/15/2023 (4)	1/7/2020	9,489,736	9,489,736	9,362,671	2.01
Dtex Systems, Inc.	Application Software	LIBOR+9.15%, 11.50% floor, 5.13% ETP, due 11/15/2021	6/1/2018	5,872,257	6,177,307	6,180,487	1.33
Echo 360 Holdings, Inc.	Education Services	Tranche I: LIBOR+9.25%, 12.05% floor, 4.00% ETP, due 5/3/2023	5/3/2019	14,000,000	14,078,320	14,324,161	3.07
		Tranche II: LIBOR+9.25%, 12.05% floor, 4.00% ETP, due 5/3/2023	5/3/2019	3,000,000	3,029,295	3,069,463	0.66
FiscalNote, Inc.	Application Software	LIBOR+9.25%, 9.75% floor, 5.00% ETP, due 8/21/2023	10/19/2020	45,000,000	44,330,193	44,330,193	9.51
Gynesonics, Inc.	Health Care Technology	LIBOR+8.75%, 9.25% floor, 3.50% ETP, due 12/1/2025	12/1/2020	30,000,000	29,156,536	29,156,536	6.25
INRIX, Inc.	Internet Software and Services	Tranche I: LIBOR+8.00%, 10.50% floor, 2.50% ETP, due 7/15/2023	7/26/2019	20,000,000	19,899,836	19,817,189	4.25
		Tranche II: LIBOR+8.00%, 10.50% floor, 2.50% ETP, due 7/15/2023	7/26/2019	10,000,000	9,825,946	9,908,594	2.13
Longtail Ad Solutions, Inc. (dba JW Player)	Internet Software and Services	LIBOR+8.75%, 10.75% floor, 3.00% ETP, due 6/15/2023	12/12/2019	30,000,000	30,054,163	30,270,499	6.49
Massdrop, Inc.	Computer & Electronics Retail	LIBOR+8.25%, 10.65% floor, 4.00% ETP, due 1/15/2023	7/22/2019	18,474,451	18,597,407	18,405,948	3.95
Mingle Healthcare Solutions, Inc.	Health Care Technology	LIBOR+9.50%, 11.75% floor, 10.00% ETP, due 8/15/2022	8/15/2018	4,416,667	4,683,180	4,646,930	1.00

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

 Schedule of Investments — (continued)

December 31, 2020

							% of
			Acquisition	Principal/			Net
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(10)	Date	Shares	Cost	Fair Value(2),(8)	Assets
Non-control/non-affiliate investments (continued)
Senior Secured Term Loans(13) (continued)
3DNA Corp. (dba NationBuilder)	Application Software	Tranche I: LIBOR+9.00%, 11.50% floor, 5.50% ETP, due 4/15/2023	12/28/2018	$7,000,000	$7,160,591	$7,079,561	1.52%
		Tranche II: LIBOR+9.00%, 11.50% floor, 5.50% ETP, due 4/15/2023	6/12/2019	500,000	512,117	505,683	0.11
Ouster, Inc.	Technology Hardware, Storage & Peripherals	LIBOR+8.50%, 10.75% floor, 5% ETP, due 11/15/2021	11/27/2018	7,000,000	7,134,750	7,234,515	1.55
Pivot3, Inc.	Data Processing & Outsourced Services	Tranche I: LIBOR+8.50% PIK, 11.00% floor, 4.00% ETP, due 11/15/2022 (4)	5/13/2019	21,345,001	21,609,825	19,864,282	4.26
		Tranche II: LIBOR+8.50% PIK, 11.00% floor, due 11/15/2022 (4)	10/2/2020	1,022,772	1,022,772	951,822	0.20
		Tranche III: LIBOR+8.50% PIK, 11.00% floor, due 11/15/2022 (4)	10/2/2020	1,000,000	1,000,000	930,629	0.20
Porch Group, Inc.	Application Software	LIBOR+8.50%, 2.00% PIK, 9.05% floor, 3.50% ETP, due 7/22/2024 (4)	7/22/2020	40,327,734	40,206,479	40,206,479	8.62
ShareThis, Inc.	Data Processing & Outsourced Services	Tranche I: LIBOR+9.25%, 11.60% floor, 3.00% ETP, due 12/31/2022	12/3/2018	19,250,000	18,850,776	18,850,776	4.04
		Tranche II: LIBOR+9.25%, 11.60% floor, 3.00% ETP, due 12/31/2022	1/7/2019	750,000	730,458	730,457	0.16
		Tranche III: LIBOR+9.25%, 11.60% floor, 3.00% ETP, due 12/31/2022	7/24/2019	1,000,000	965,131	965,131	0.21
		Tranche IV: LIBOR+8.25%, 10.60% floor, 3.00% ETP, due 12/31/2022	8/18/2020	1,000,000	997,975	997,975	0.21
The Kairn Corporation	Application Software	Tranche I: LIBOR+9.50% PIK, 10.81% floor, due 12/15/2022 (4)	3/24/2020	788,143	788,143	788,143	0.17
		Tranche II: Fixed 6.50% PIK, due 3/9/2027 (4)	3/9/2020	4,187,932	4,187,932	4,187,933	0.90
VERO Biotech LLC	Health Care Technology	LIBOR+9.05%, 9.55% floor, 3.00% ETP, due 12/1/2024	12/29/2020	25,000,000	24,269,950	24,269,950	5.21
Total Senior Secured Term Loans					494,689,952	493,003,577	105.74

Preferred Stocks
Aria Systems, Inc.	Application Software	Series G Preferred Stock (7)	7/10/2018	289,419	250,000	451,494	0.10
MTBC, Inc.	Health Care Technology	11% Series A Cumulative Redeemable Perpetual Preferred Stock (15),(16)	1/8/2020	760,000	18,687,450	14,659,600	3.14
Total Preferred Stocks					18,937,450	15,111,094	3.24

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

 Schedule of Investments — (continued)

December 31, 2020

							% of
			Acquisition	Principal/			Net
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(10)	Date	Shares	Cost	Fair Value(2),(8)	Assets
Non-control/non-affiliate investments (continued)
Common Stocks(7)
Porch Group, Inc.	Application Software	Common Stock (15)	12/23/2020	38,079	$118,100	$521,940	0.11%
zSpace, Inc.	Technology Hardware, Storage & Peripherals	Common Stock	12/31/2020	6,811,430	1,119,096	—	—
Total Common Stocks					1,237,196	521,940	0.11

Warrants(7)
AllClear ID, Inc.	Specialized Consumer Services	Warrant for Common Stock, exercise price $0.01/share, expires 9/1/2027	9/1/2017	870,514	1,749,733	980,199	0.21
Aria Systems, Inc.	Application Software	Warrant for Series G Preferred Stock, exercise price $0.8638/share, expires 6/29/2028	6/29/2018	2,170,641	770,578	2,772,147	0.59
Aspen Group Inc.	Education Services	Warrant for Common Stock, exercise price $6.87/share, expires 7/25/2022	7/25/2017	224,174	583,301	1,217,000	0.26
Brilliant Earth, LLC	Internet Retail	Warrant for Class P Units, exercise price $5.25/share, expires 9/30/2029	9/30/2019	333,333	973,000	1,380,000	0.30
		Warrant for Class P Units, exercise price $10.00/share, expires 12/17/2030	12/17/2020	25,000	25,500	25,500	0.01
Circadence Corporation	Application Software	Warrant for Series A-6 Preferred Stock, exercise price $1.17/share, expires 12/20/2028	12/20/2018	1,538,462	3,630,000	3,083,703	0.66
		Warrant for Series A-6 Preferred Stock, exercise price $1.17/share, expires 10/31/2029	10/31/2019	384,615	845,540	770,926	0.17
CloudPassage, Inc.	Data Processing & Outsourced Services	Warrant for Series D-1 Preferred Stock, exercise price $1.60/share, expires 6/13/2029	6/13/2019	210,938	273,798	116,135	0.02
CloudPay Solutions Ltd.	Human Resource & Employment Services	Warrant for Series B Preferred Stock, exercise price $66.53/share, expires 6/30/2030 (3),(11)	6/30/2020	11,273	217,500	298,697	0.06
Credit Sesame, Inc.	Specialized Consumer Services	Warrant for Common Stock, exercise price $0.01/share, expires 1/7/2030	1/7/2020	191,601	424,800	596,167	0.13
Dejero Labs Inc.	System Software	Warrant for Common Stock, exercise price $0.01/share, expires 5/31/2029 (3),(6)	5/31/2019	333,621	192,499	264,160	0.06
Dtex Systems, Inc.	Application Software	Warrant for Series C-Prime Preferred Stock, exercise price $0.6000/share, expires 6/1/2025	6/1/2018	500,000	59,000	297,136	0.06
		Warrant for Series C-Prime Preferred Stock, exercise price $0.6000/share, expires 7/11/2026	7/11/2019	833,333	114,719	495,226	0.11
Echo 360 Holdings, Inc.	Education Services	Warrant for Series E Preferred Stock, exercise price $1.5963/share, expires 5/3/2029	5/3/2019	1,066,767	299,762	629,630	0.14

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

 Schedule of Investments — (continued)

December 31, 2020

							% of
			Acquisition	Principal/			Net
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(10)	Date	Shares	Cost	Fair Value(2),(8)	Assets
Non-control/non-affiliate investments (continued)
Warrants(7) (continued)
FiscalNote, Inc.	Application Software	Warrant for Common Stock, exercise price $0.01/share, expires 10/19/2030	10/19/2020	194,673	$438,014	$409,996	0.09%
Gynesonics, Inc.	Health Care Technology	Success fee, expires 12/1/2027 (12)	12/1/2020	—	498,900	506,293	0.11
INRIX, Inc.	Internet Software and Services	Warrant for Common Stock, exercise price $9.29/share, expires 7/26/2029	7/26/2019	150,804	522,083	504,439	0.11
Longtail Ad Solutions, Inc. (dba JW Player)	Internet Software and Services	Warrant for Common Stock, exercise price $1.49/share, expires 12/12/2029	12/12/2019	322,997	38,800	304,264	0.07
Massdrop, Inc.	Computer & Electronics Retail	Warrant for Series B Preferred Stock, exercise price $1.1938/share, expires 7/22/2019	7/22/2019	848,093	183,188	276,478	0.06
Mingle Healthcare Solutions, Inc.	Health Care Technology	Warrant for Series AA Preferred Stock, exercise price $0.24/share, expires 8/15/2028	8/15/2018	1,625,000	492,375	—	—
MTBC, Inc.	Health Care Technology	Warrant for Common Stock, exercise price $7.50/share, expires 1/8/2022	1/8/2020	1,000,000	435,000	3,195,000	0.69
		Warrant for Common Stock, exercise price $10.00/share, expires 1/8/2023	1/8/2020	1,000,000	837,000	2,492,000	0.53
3DNA Corp. (dba NationBuilder)	Application Software	Warrant for Series C-1 Preferred Stock, exercise price $1.4643/share, expires 12/28/2028	12/28/2018	273,164	104,138	66,341	0.01
Ouster, Inc.	Technology Hardware, Storage & Peripherals	Warrant for Series B Preferred Stock, exercise price $0.3323/share, expires 11/27/2028	11/27/2018	1,805,597	103,010	9,901,935	2.12
Pivot3, Inc.	Data Processing & Outsourced Services	Warrant for Series D Preferred Stock, exercise price $0.59/share, expires 5/13/2029	5/13/2019	2,033,898	216,610	—	—
Porch Group, Inc.	Application Software	Earnout, expires 12/23/2023 (12)	12/23/2020	—	—	—	—
RealWear, Inc.	Technology Hardware, Storage & Peripherals	Warrant for Series A Preferred Stock, exercise price $4.4464/share, expires 10/5/2028	10/5/2018	112,451	135,841	—	—
		Warrant for Series A Preferred Stock, exercise price $4.4464/share, expires 12/28/2028	12/28/2018	22,491	25,248	—	—
		Warrant for Series A Preferred Stock, exercise price $6.78/share, expires 6/27/2029	6/27/2019	123,894	380,850	—	—
Scale Computing, Inc.	System Software	Warrant for Common Stock, exercise price $0.8031/share, expires 3/29/2029	3/29/2019	9,665,667	345,816	—	—
SendtoNews Video, Inc.	Advertising	Warrant for Class B Non-Voting Stock, exercise price $0.67/share, expires 6/30/2027 (3),(6)	6/30/2017	191,500	246,461	30,000	0.01

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

 Schedule of Investments — (continued)

December 31, 2020

							% of
			Acquisition	Principal/			Net
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(10)	Date	Shares	Cost	Fair Value(2),(8)	Assets
Non-control/non-affiliate investments (continued)
Warrants(7) (continued)
ShareThis, Inc.	Data Processing & Outsourced Services	Warrant for Series D-3 Preferred Stock, exercise price $2.4320/share, expires 12/3/2028	12/3/2018	647,615	$2,162,000	$2,162,000	0.46%
The Kairn Corporation	Application Software	Warrant for Common Stock, exercise price $0.01/share, expires 3/9/2030	3/9/2020	81,177	—	—	—
VERO Biotech LLC	Health Care Technology	Success fee, expires 12/29/2025 (12)	12/29/2020	—	233,300	233,300	0.05
Total Warrants					17,558,364	33,008,672	7.08
Total non-control/non-affiliate investments					532,676,057	541,978,736	116.24
U.S. Treasury		U.S. Treasury Bill, 0.40%, due 01/12/2021 (9)	12/30/2020	70,000,000	70,001,472	70,002,060	15.01
Total U.S.Treasury					70,001,472	70,002,060	15.01
Total Investments					$616,589,023	$621,826,650	133.37%

(1)	Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates, as applicable. Unless otherwise indicated, all of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to the 3-Month London Interbank Offered Rate (“LIBOR”) or the U.S. Prime Rate. At December 31, 2020, the 3-Month LIBOR was 0.24% and the U.S. Prime Rate was 3.25%.
(2)	All investments in portfolio companies, which as of December 31, 2020 represented 118.36% of the Company’s net assets, are restricted as to resale and were valued at fair value as determined in good faith by the Company’s Board of Directors.
(3)	Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Non-qualifying assets represent 10.68% of total investments at fair value as of December 31, 2020. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying assets until such time as it complies with the requirements of Section 55(a) of the 1940 Act.
(4)	Represents a PIK security. PIK interest is accrued and will be paid at maturity.
(5)	All investments are domiciled in the United States, unless otherwise noted.
(6)	Investment is domiciled in Canada.
(7)	Investments are non-income producing.
(8)	Investments are held at Fair Value net of the Fair Value of Unfunded Commitments. See Note 3 for additional detail.
(9)	Treasury bills with $70,000,000 in aggregate of par value were purchased pursuant to a 0.40% reverse repurchase agreement with Goldman Sachs dated December 30, 2020 and due to the Company on January 12 2021, with a repurchase price to the Company of $69,650,000, collateralized by a 0.40% U.S. Treasury Bill due January 12 2021 with an aggregate par value of $70,000,000 and fair value of $70,002,060.
(10)	Disclosures of end-of-term-payments (“ETP”) are one-time payments stated as a percentage of original principal amount.
(11)	Investment is domiciled in the United Kingdom.
(12)	Investment is either a cash success fee payable or earnout of shares based on the consummation of certain trigger events.
(13)	The Credit Agreement (as defined in Note 10) is secured by a perfected first priority security interest in each of the Company’s senior secured term loan investments, except for the Mojix, Inc., Pivot3, Inc., and The Kairn Corporation senior secured term loans.
(14)	Control investment, as defined under the 1940 Act, in which the Company owns at least 25% of the investment’s voting securities or has greater than 50% representation on its board.
(15)	Investment is publicly traded and listed on NASDAQ.
(16)	260,000 shares of MTBC, Inc. preferred stock with a fair value of $1,429,600 have restrictions on the sale of the shares due to escrow claims, and such fair value is considered a Level 2 fair value measurement under the fair value hierarchy.

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

 Schedule of Investments — (continued)

December 31, 2020

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

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Notes to Financial Statements

Note 1 – Organization

Runway Growth Credit Fund Inc. (the “Company”) is a Maryland corporation that was formed on August 31, 2015. The Company is an externally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated, has qualified, and intends to continue to qualify annually as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

In October 2015, in connection with the Company’s formation, the Company issued and sold 1,667 shares of common stock to R. David Spreng, the President and Chief Executive Officer of the Company and Chairman of the Company’s Board of Directors, for an aggregate purchase price of $25,000. The sale of shares of common stock was approved by the unanimous consent of the Company’s sole director at the time. In December 2016, the Company completed the initial closing of capital commitments in its first private offering of shares of common stock to investors (the “Initial Private Offering”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), and other applicable securities laws. The final closing of the Initial Private Offering occurred on December 1, 2017. As of March 31, 2021, in connection with the Initial Private Offering, the Company had total capital commitments of $275,000,000 and had issued 18,241,157 shares of its common stock for a total purchase price of $275,000,000. The Company has issued an additional 5,435,688 shares as part of the dividend reinvestment program. Refer to Note 6 for further detail.

As of March 31, 2021, the Company had completed multiple closings under its second private offering (the “Second Private Offering”) and had accepted aggregate capital commitments of $174,673,500. The Company has issued 8,352,251 shares of its common stock for a total purchase price of $125,283,766 in connection with the Second Private Offering. As of March 31, 2021, $49,389,734 of capital commitments remain undrawn. As of March 31, 2021, the Company has issued 22,564 shares as an additional direct investment by Runway Growth Holdings LLC, an affiliate of RGC, at a per-share price of $15.00 for total proceeds of $338,453.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited financial statements of the Company are prepared on the accrual basis of accounting in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is an investment company following the specialized accounting and reporting guidance specified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies.

In the opinion of management, all adjustments, all of which were of a normal recurring nature, considered necessary for the fair presentation of financial statements for the interim period have been included. The results of operations for the current interim period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2021, including the impact of the novel strain of coronavirus (“COVID-19”) pandemic thereon. The interim unaudited financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 11, 2021.

Certain items in the March 31, 2020 financial statements have been reclassified to conform to the March 31, 2021 presentation with no net effect on the net increase in net assets resulting from operations.

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

Deferred Credit Facility Fees

The fees and expenses associated with opening the KeyBank loan facilities or Credit Agreement (each as defined below) and CIBC USA Credit Facilities (as defined below) are being deferred and amortized as part of interest expense using the effective interest method over the term of the Credit Agreement and the Credit Facilities in accordance with ASC 470, Debt. Debt issuance costs associated with the Credit Agreement and the Credit Facilities are classified as a direct reduction of the carrying amount of borrowings with the Credit Agreement and the Credit Facilities, unless there are no outstanding borrowings, in which case the debt issuance costs are presented as an asset.

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

Pursuant to a reverse repurchase agreement with Goldman Sachs, which expired on April 6, 2021, the Company purchased a U.S. Treasury Bill, due April 8, 2021. The fair value of the related collateral that the Company received for this agreement was $24,999,969 at March 31, 2021. Pursuant to a reverse repurchase agreement with Goldman Sachs which expired on January 6, 2021, the Company purchased a U.S. Treasury Bill, due January 12, 2021. The value of the related collateral that the Company received for this agreement was $70,002,060 at December 31, 2020. At March 31, 2021 and December 31, 2020, the repurchase liability was $24,874,914 and $69,650,000, respectively, which is reflected as Reverse repurchase agreement on the Statement of Assets and Liabilities.

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

The Company currently holds, and expects to hold in the future, some investments in its portfolio that contain payment-in-kind (“PIK”) interest provisions. PIK interest is computed at the contractual rate specified in each loan agreement and is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount of income the Company is required to distribute to stockholders to maintain its qualification as a RIC for U.S. federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest and dividend income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or through a restructuring such that the interest and dividend income is deemed to be collectible. As of March 31, 2021, and December 31, 2020, the Company has not written off any accrued and uncollected PIK interest and dividends. As of March 31, 2021, the Company had seven loans to Mojix, Inc. representing an aggregate principal funded of $11,500,000 at a fair market value of $10,135,424, on non-accrual status, which represents 2.14% of the Company’s net assets. The non-accrual loans as of March 31, 2021 had total interest of $2,123,527 that would have been accrued into income. Had the loans not been on non-accrual status, $1,627,407 would be payable, and $496,119 would be original issue discount. As of December 31, 2020, the Company had six loans to Mojix, Inc. representing an aggregate principal funded of $11,000,000 at a fair market value of $8,961,080, on non-accrual status, which represented 1.92% of the Company's net assets. The non-accrual status loans as of December 31, 2020 had total interest of $1,627,725 that would have been accrued into income. Had the loan not been on non-accrual status, $1,213,861 would be payable, and $413,864 would be original issue discount. For the three months ended March 31, 2021, approximately 5.8% of the Company’s total investment income was attributable to non-cash PIK interest and dividend income. For the three months ended March 31, 2020, approximately 3.5% of the Company’s total investment income was attributable to non-cash PIK interest and dividend income.

Valuation of Investments

The Company measures the value of its investments at fair value in accordance with ASC Topic 820, Fair Value Measurements and Disclosure (“ASC Topic 820”), issued by the FASB. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The COVID-19 pandemic and its resultant impact on economic activity and capital market volatility has impacted and may continue to have an impact on the fair market values of the Company’s portfolio investments. As a result, the fair market values of the Company’s portfolio investments may be negatively impacted after March 31, 2021 by circumstances and events that are not yet known, including the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. The Company’s valuation process carefully considers the impact of COVID-19-related uncertainties in the various inputs utilized in the determination of the fair market value of its portfolio investments.

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

With respect to investments for which market quotations are not readily available, the Company undertakes a multi-step valuation process each quarter, as described below:

●	The quarterly valuation process begins with each portfolio company investment being initially valued by RGC’s investment professionals that are responsible for the portfolio investment;
●	Preliminary valuation conclusions are then documented and discussed with RGC’s senior investment team;
●	At least once annually, the valuation for each portfolio investment, determined to be a Level 3 asset, is reviewed by one or more independent valuation firms. Certain investments, however, may not be evaluated by the applicable independent valuation firm if the net asset value and other aspects of such investments in the aggregate do not exceed certain thresholds;

●	The Audit Committee then reviews these preliminary valuations from RGC and the applicable independent valuation firm, if any, and makes a recommendation to the Company’s Board of Directors regarding such valuations; and
●	The Company’s Board of Directors reviews the recommended preliminary valuations and determines the fair value of each investment in the Company’s portfolio, in good faith, based on the input of RGC, the independent valuation firm and the Audit Committee.

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

Equity Investments. The fair value of an equity investment in a privately held company is initially the face value of the amount invested. The Company adjusts the fair value of equity investments in private companies upon the completion of a new third-party round of equity financing subsequent to the Company’s investment. The Company may make adjustments to fair value, absent a new equity financing event, based upon positive or negative changes in a portfolio company’s financial or operational performance. The Company may also reference comparable transactions and/or secondary market transactions in connection with its determination of fair value. The fair value of an equity investment in a publicly traded company is based upon the closing public share price on the date of measurement. These assets are recorded at fair value on a recurring basis. These valuation methodologies involve a significant degree of judgment. There is no single standard for determining the fair value of investments that do not have an active public market. Valuation of privately held investments are inherently uncertain, as they are based on estimates, and their values may fluctuate over time. The determination of fair value may differ materially from the values that would have been used if an active market for these investments existed. In some cases, the fair value of such investments is best expressed as a range of values derived utilizing different methodologies from which a fair value may then be determined.

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

Income Taxes

The Company elected to be treated as a RIC under Subchapter M of the Code beginning with its taxable year ended December 31, 2016, and has qualified and intends to continue to qualify for the tax treatment applicable to RICs. Generally, a RIC is not subject to U.S. federal income taxes on distributed income and gains so long as it meets certain source-of-income and asset diversification requirements and it distributes at least 90% of its net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any, to its stockholders. So long as the Company obtains and maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the financial statements of the Company. The Company intends to make sufficient distributions to maintain its RIC status each year and it does not anticipate paying any material U.S. federal income taxes in the future.

The Company accounts for income taxes in conformity with ASC Topic 740- Income Taxes ("ASC 740"). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in Consolidated Financial Statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions deemed to meet a "more-likely-than-not" threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statements of Operations. There were no material uncertain income tax positions at March 31, 2021 or December 31, 2020. Although we file federal and state tax returns, our major tax jurisdiction is federal. The previous three tax year-ends and the interim tax period since then remain subject to examination by the Internal Revenue Service.

If the Company does not timely distribute (or is not deemed to have distributed) each calendar year the sum of (1) at least 98% of its net ordinary income (not taking into account any capital gains or losses) for each calendar year, (2) at least 98.2% of the amount by which the Company’s capital gains exceed its capital losses (adjusted for certain ordinary losses) for a one-year period generally ending on October 31 in that calendar year (unless the Company makes an election to use its taxable year) and (3) any net ordinary income and net capital gain recognized in preceding years on which the Company paid no U.S. federal income tax (the “Minimum Distribution Amount”), the Company will generally be required to pay a nondeductible U.S. federal excise tax equal to 4% of the amount by which the Minimum Distribution Amount exceeds the distributions for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes, if any, on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective U.S. federal excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income.

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

Per Share Information

Basic and diluted earnings per common share is calculated using the weighted-average number of common shares outstanding for the period presented. For the three  months ended March 31, 2021 and 2020, basic and diluted earnings per share of common stock were the same because there were no potentially dilutive securities outstanding. Per share data is based on the weighted-average shares outstanding.

Distributions

The Company generally intends to distribute, out of assets legally available for distribution, substantially all of its available earnings, on a quarterly basis, subject to the discretion of the Board of Directors. For the three  months ended March 31, 2021, the Company declared and paid dividends in the amount of $11,623,199, of which $2,439,979 was distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s dividend reinvestment plan. For the three  months ended March 31, 2020, the Company declared dividends in the amount of $10,324,486, of which $1,939,063 was distributable in cash and the remainder distributable in shares to stockholders pursuant to the Company’s dividend reinvestment plan. Of these distributions for the three months ended March 31, 2020, $10,307,027 was paid as of March 31, 2020, of which $1,921,604, was cash distributed and the remainder distributed in shares to stockholders pursuant to the Company’s dividend reinvestment plan.

Organization and Offering Costs

Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services and other fees pertaining to the Company’s organization, all of which are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s private placement memorandum and other offering documents, including travel-related expenses related to the Initial Private Offering. Pursuant to the investment advisory agreement between the Company and RGC, as subsequently amended and restated (the “Advisory Agreement”), the Company and RGC agreed that organization and offering costs incurred in connection with the Initial Private Offering would be borne by the Company up to a maximum amount of $1,000,000, provided that the amount of such costs in excess of $1,000,000 would be paid by RGC. As of December 31, 2016, the Company had already incurred the maximum amount of $1,000,000 in organization and offering costs incurred in connection with the Initial Private Offering. As a result, for the three months ended March 31, 2021 and 2020, the Company did not incur any organization or offering expenses in connection with the Initial Private Offering.

Offering costs related to new or follow-on offerings, including the Second Private Offering, were accumulated and charged to additional paid in capital at the time of closing beginning in 2019. These offering costs related to the Second Private Offering are subject to a cap of $600,000, excluding placement agent fees which have no cap, of which the Company will bear the cost. As of March 31, 2021 and December 31, 2020, respectively, the Company had accumulated and recorded $613,510 and $608,989 of deferred offering costs. As of each of March 31, 2021 and December 31, 2020, respectively, $154,738 and $123,009 in placement agent fees had been incurred. Under the terms of the Second Private Offering, offering costs in excess of $600,000, excluding placement agent fees, will be reimbursed by RGC.

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

At March 31, 2021, the Company had $58,085,569 in unfunded loan commitments to provide debt financing to its portfolio companies. The balance of unfunded commitments to extend financing as of March 31, 2021 was as follows:

Portfolio Company	Investment Type	March 31, 2021
Allurion Technologies, Inc.	Senior Secured Term Loan	$10,000,000
CloudPassage, Inc.	Senior Secured Term Loan	2,500,000
Credit Sesame, Inc.	Revolving Line	585,569
Gynesonics, Inc.	Senior Secured Term Loan	20,000,000
Pivot3, Inc.	Senior Secured Term Loan	2,000,000
Porch Group, Inc.	Senior Secured Term Loan	10,000,000
ShareThis, Inc.	Senior Secured Term Loan	3,000,000
VERO Biotech LLC	Senior Secured Term Loan	10,000,000
Total unused commitments to extend financing		$58,085,569

At December 31, 2020, the Company had $49,085,569 in unfunded loan commitments to provide debt financing to its portfolio companies. The balance of unfunded commitments to extend financing as of December 31, 2020 was as follows:

Portfolio Company	Investment Type	December 31, 2020
CloudPassage, Inc.	Senior Secured Term Loan	2,500,000
Credit Sesame, Inc.	Revolving Line	585,569
Gynesonics, Inc.	Senior Secured Term Loan	20,000,000
ShareThis, Inc.	Senior Secured Term Loan	1,000,000
VERO Biotech LLC	Senior Secured Term Loan	25,000,000
Total unused commitments to extend financing		$49,085,569

The Company’s management believes that its available cash balances, availability under the Credit Agreement and/or ability to drawdown capital from investors provides sufficient funds to cover its unfunded commitments as of March 31, 2021. The Company has evaluated the expected net future cash flows related to unfunded commitments and determined the fair value to be zero as of March 31, 2021 and December 31, 2020.

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

Note 5 – Net Increase in Net Assets Resulting from Operations per Common Share

The following information sets forth the computation of basic income per common share for the three months ended March 31, 2021 and 2020:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2021	2020
Net increase in net assets resulting from operations	$9,371,328	$1,747,244
Weighted-average shares outstanding for the period
Basic	31,505,254	25,887,286
Diluted	31,505,254	25,887,286
Per Share Data(1):
Basic and diluted income per common share
Basic	$0.30	$0.07
Diluted	$0.30	$0.07

(1)	Per share data is based on average weighted shares outstanding.

Note 6 – Net Assets

The Company has the authority to issue 100,000,000 shares of common stock, $0.01 par value per share.

During the three months ended March 31, 2021, the Company issued 618,815 shares for $9,183,220 in connection with the reinvestment of dividends. The following table summarizes capital activity during the three months ended March 31, 2021:

	Common Stock		Additional	Distributable	Total
			Paid-in	(Losses)	Net
	Shares	Amount	Capital	Earnings	Assets
Balance, beginning of period	31,414,051	$314,140	$466,872,304	$(942,759)	$466,243,685
Issuance of common stock	20,461	205	306,706	—	306,911
Reinvestment of dividends	618,815	6,188	9,177,032	—	9,183,220
Offering costs	—	—	(4,521)	—	(4,521)
Net investment income	—	—	—	11,481,732	11,481,732
Net realized gain (loss) on investments	—	—	—	(199,223)	(199,223)
Net change in unrealized appreciation
(depreciation) on investments	—	—	—	(1,911,181)	(1,911,181)
Dividends declared	—	—	—	(11,623,199)	(11,623,199)
Tax reconciliation of stockholders'
equity in accordance with U.S. GAAP	—	—	—	—	—
Balance, end of period	32,053,327	$320,533	$476,351,521	$(3,194,630)	$473,477,424

During the three months ended March 31, 2020, the Company issued 575,132 shares for $8,385,423 in connection with the reinvestment of dividends. The following table summarizes capital activity during the three months ended March 31, 2020:

	Common Stock		Additional	Distributable	Total
			Paid-in	(Losses)	Net
	Shares	Amount	Capital	Earnings	Assets
Balance, beginning of period	25,811,214	$258,112	$384,369,854	$(8,314,745)	$376,313,221
Issuance of common stock	21,021	210	315,098	—	315,308
Reinvestment of dividends	575,132	5,752	8,379,671	—	8,385,423
Offering costs	—	—	(45,068)	—	(45,068)
Net investment income	—	—	—	9,643,587	9,643,587
Net realized gain (loss) on investments	—	—	—	(6,717,262)	(6,717,262)
Net change in unrealized appreciation
(depreciation) on investments	—	—	—	(1,179,081)	(1,179,081)
Dividends declared	—	—	—	(10,324,486)	(10,324,486)
Tax reconciliation of stockholders'
equity in accordance with U.S. GAAP	—	—	—	—	—
Balance, end of period	26,407,367	$264,074	$393,019,555	$(16,891,987)	$376,391,642

The shares of common stock issued, the price per share and the proceeds raised, from inception through March 31, 2021, are detailed in the following table:

	Shares	Price Per
Issuance Date	Issued	Share	Gross Proceeds
October 8, 2015	1,667	$15.00	$25,000
December 22, 2016	333,333	15.00	5,000,000
April 19, 2017	1,000,000	15.00	15,000,000
June 26, 2017	1,666,667	15.00	25,000,000
September 12, 2017	2,666,667	15.00	40,000,000
December 22, 2017	3,000,000	15.00	45,000,000
May 31, 2018(1)	70,563	14.82	1,045,570
August 31, 2018(1)	117,582	14.92	1,754,244
September 27, 2018	1,997,337	15.02	30,000,000
November 15, 2018(1)	202,779	15.07	3,055,498
January 14, 2019	4,344,964	15.19	66,000,000
March 26, 2019(1)	326,431	15.14	4,942,168
May 21, 2019(1)	374,783	15.13	5,670,467
May 24, 2019	3,232,189	15.16	49,000,000
July 16, 2019(1)	464,986	15.13	7,035,236
August 26, 2019(1)	480,121	14.76	7,088,143
October 15, 2019	1,666,667	15.00	25,000,000
November 12, 2019(1)	43,979	14.76	649,123
December 20, 2019	3,333,333	15.00	50,000,000
December 23, 2019(1)	487,166	14.52	7,073,650
March 20, 2020(1)	575,132	14.58	8,385,423
March 31, 2020	21,021	15.00	315,308
May 21, 2020(1)	529,020	14.25	7,538,541
August 6, 2020(1)	550,639	14.41	7,934,712
October 15, 2020	3,333,333	15.00	50,000,000
November 12, 2020(1)	593,692	14.46	8,584,772
March 19, 2021(1)	618,815	14.84	9,183,220
March 24, 2021	20,461	15.00	306,911
Total	32,053,327		$480,587,986

(1)	Shares were issued as part of the dividend reinvestment plan.

In connection with the Initial Private Offering, the Company issued 18,241,157 shares of its common stock to stockholders for a total purchase price of $275,000,000. Between June 14, 2019 and March 31, 2021, the Company accepted $174,673,500 in capital commitments under its Second Private Offering. As of March 31, 2021 and December 31, 2020, respectively, the Company issued 8,352,251 and 8,352,251 shares of its common stock for aggregate proceeds of $125,283,766 and $125,283,766 under the Second Private Offering. As of March 31, 2021, the Company has issued 22,564 shares as an additional direct investment at $15.00 per share for total proceeds of $338,453 by Runway Growth Holdings LLC, an affiliate of RGC.

Capital commitments may be drawn down from investors by the Company on a pro rata basis, as needed, upon not less than ten (10) days’ prior written notice for the purposes of funding the Company’s investments (including follow-on investments), paying the Company’s expenses, including fees under the Advisory Agreement, by and between the Company and RGC, and/or maintaining a reserve account for the payment of future expenses or liabilities.

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

RGC earned base management fees of $2,069,209 and $1,536,948 for the three months ended March 31, 2021 and 2020, respectively.

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

After the consummation of an IPO of the Public Fund in connection with a Spin-Off transaction, in the event that (a) the sum of the Company’s cumulative net realized losses for the previous four fiscal quarters or, if fewer than four fiscal quarters have passed since such IPO, that number of fiscal quarters since such IPO (the “Look-Back Period”), exceeds 2.0% of the total non-control/non-affiliate investments (i) made by the Company during the Look-Back Period or (ii) transferred to the Public Fund in connection with a Spin-Off transaction during the Look-Back Period and (b) the Adjusted Pre-Incentive Fee net investment income, expressed as an annualized rate of return on the value of the Company’s average daily net assets (defined as total assets less liabilities), during the Look-

Back Period is less than 10.0% no Income Incentive Fee will be payable for such quarter until the first subsequent quarter in which (x) the sum of the Company’s cumulative net realized losses for the Look-Back Period is equal to or less than 2.0% of the total non-control/non-affiliate investments (i) made by the Company during the Look-Back Period or (ii) transferred to the Public Fund in connection with a Spin-Off transaction during the Look-Back Period or (y) the Adjusted Pre-Incentive Fee net investment income, expressed as an annualized rate of return on the value of the Company’s average daily net assets (defined as total assets less liabilities), during the Look-Back Period equals or exceeds 10.0%; provided, however, that in no event will any Income Incentive Fee be paid for any prior quarter after the three-year anniversary of the end of such quarter.

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

RGC earned incentive fees of $975,704 for the three months ended March 31, 2021; $739,231 of the incentive fees for the three months ended March 31, 2021 were earned, payable in cash, and $236,473 of the incentive fees for the three  months ended March 31, 2021 were accrued and generated from deferred interest (i.e., PIK interest and certain discount accretion) and are not payable pending receipt of cash by the Company. RGC earned incentive fees for the three  months ended March 31, 2020 of $2,315,118; $1,846,533 of the incentive fees for the three  months ended March 31, 2020 were earned, payable in cash, and $468,585 of the incentive fees for the three  months ended March 31, 2020 were accrued and deferred (i.e., PIK interest and certain discount accretion) and are not payable pending receipt of cash by the Company.

The capital gains incentive fee consists of fees related to realized gains, realized capital losses and unrealized capital depreciation. With respect to the incentive fee expense accrual related to the capital gains incentive fee, U.S. GAAP requires that the capital gains invective fee accrual consider the cumulative aggregate unrealized appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized appreciation were realized even though such unrealized appreciation is not permitted to be considered in calculating the fee actually payable under the Advisory Agreement. As of each of March 31, 2021 and December 31, 2020, there was no capital gains incentive fee accrued, earned or payable to RGC under the Advisory Agreement.

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

The Company reimbursed the Administrator $315,540 during the three months ended March 31, 2021. As of March 31, 2021, the Company had accrued a net payable to the Administrator of $32,858. Of the total amount reimbursed and accrued during the three months ended March 31, 2021, $285,915 was related to overhead allocation expense. The Company reimbursed the Administrator $162,123 during the three months ended March 31, 2020. As of March 31, 2020, the Company accrued a net payable to the Administrator of $117,681. Of the total amount reimbursed and accrued during the three months ended March 31, 2020, $132,793 was related to overhead allocation expense. As of December 31, 2020, the Company had accrued a net payable to the Administrator of $143,515. Administration fees, which include fees payable by the Administrator to third-party service providers who provide additional administration services for the Company, were $148,100 for the three months ended March 31, 2021. Administration fees, which include fees payable by the Administrator to third-party service providers who provide additional administration services for the Company, were $124,311 for the three months ended March 31, 2020.

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

Oaktree Strategic Relationship

In December 2016, RGC entered into a strategic relationship with Oaktree Capital Management, L.P. (“Oaktree”). In connection with the strategic relationship, OCM Growth Holdings, LLC, a Delaware limited liability company (“OCM”) managed by Oaktree, made an initial $125.0 million capital commitment to the Company, which was subsequently increased to $139.0 million (the “Initial OCM Commitment”). On September 14, 2019, in connection with the Second Private Offering, the Company accepted a capital commitment from OCM in the amount of $112.5 million (the “Subsequent OCM Commitment and, together with the Initial OCM Commitment, the “OCM Commitment”). As of March 31, 2021, OCM owns 18,305,267 shares of our common stock or 57% of our total issued and outstanding shares. OCM has granted a proxy to the Company pursuant to which the shares held by OCM will be voted in the same proportion as the Company’s other stockholders vote their shares.

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

The following tables present information about the Company’s assets and liabilities measured at fair value as of March 31, 2021 and December 31, 2020, respectively:

	As of March 31, 2021
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Common Stock	$673,998	$9,492,345	$—	$10,166,343
Corporate Bonds	—	334,650	—	334,650
Senior Secured Term Loans	—	—	539,329,013	539,329,013
Preferred Stock	13,900,050	1,778,026	3,056,700	18,734,776
Warrants	—	—	21,582,839	21,582,839
Total Portfolio Investments	14,574,048	11,605,021	563,968,552	590,147,621
U.S. Treasury Bill	24,999,969	—	—	24,999,969
Total Investments	$39,574,017	$11,605,021	$563,968,552	$615,147,590

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Common Stock	$—	$521,940	$—	$521,940
Corporate Bonds	—	333,453	—	333,453
Senior Secured Term Loans	—	—	501,964,657	501,964,657
Preferred Stock	13,230,000	1,429,600	1,336,268	15,995,868
Warrants	—	—	33,008,672	33,008,672
Total Portfolio Investments	13,230,000	2,284,993	536,309,597	551,824,590
U.S. Treasury Bill	70,002,060	—	—	70,002,060
Total Investments	$83,232,060	$2,284,993	$536,309,597	$621,826,650

The Company recognizes transfers into and out of the levels indicated above at the end of each reporting period. During the period ended March 31, 2021, the Company had a warrant investment converted to a common stock investment, resulting in an asset transfer out of Level 3 and into Level 2 at the fair value of $9,492,345. There were no transfers into or out of the levels during the year ended December 31, 2020.

The following table presents a rollforward of Level 3 assets measured at fair value as of March 31, 2021:

	Preferred	Senior Secured
	Stock	Term Loans	Warrants	Total
Fair value at December 31, 2020	$1,336,268	$501,964,657	$33,008,672	$536,309,597
Amortization of fixed income premiums or accretion of discounts	—	2,172,634	—	2,172,634
Purchases of investments(1)	2,000,000	52,195,287	545,734	54,741,021
Sales or repayments of investments(1)	—	(16,566,437)	—	(16,566,437)
Transfers out of Level 3	—	—	(9,492,345)	(9,492,345)
Realized gain (loss)	—	—	(216,610)	(216,610)
Change in unrealized (depreciation)	(279,568)	(437,128)	(2,262,612)	(2,979,308)
Fair value at March 31, 2021	$3,056,700	$539,329,013	$21,582,839	$563,968,552
Change in unrealized (depreciation) on Level 3 investments still held as of March 31, 2021	$(229,135)	$(413,590)	$(2,019,807)	$(2,662,532)

(1)	Includes PIK interest, net of reorganization and restructuring of investments.

The following table presents a rollforward of Level 3 assets measured at fair value as of March 31, 2020:

	Preferred	Senior Secured
	Stock	Term Loans	Warrants	Total
Fair value at December 31, 2019	$437,515	$349,570,424	$18,008,337	$368,016,276
Amortization of fixed income premiums or accretion of discounts	—	2,155,005	—	2,155,005
Purchases of investments(1)	18,687,450	36,992,971	1,696,800	57,377,221
Sales or repayments of investments(1)	—	(57,316,889)	(2,749,949)	(60,066,838)
Realized gain (loss)	—	(7,883,582)	1,179,751	(6,703,831)
Change in unrealized appreciation (depreciation)	(2,093,471)	2,382,500	(1,630,167)	(1,341,138)
Fair value at March 31, 2020	$17,031,494	$325,900,429	$16,504,772	$359,436,695
Change in unrealized (depreciation) on Level 3 investments still held as of March 31, 2020	$(2,093,471)	$(3,520,610)	$(450,367)	$(6,064,448)

(1)	Includes PIK interest, net of reorganization and restructuring of investments.

The following table provides quantitative information regarding Level 3 fair value measurements as of March 31, 2021:

				Range
Description	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average)
Preferred Stock	$3,056,700	Recent private market and merger and acquisition transaction prices	N/A	N/A
Senior Secured Term Loans(1)	507,646,467	Discounted cash flow analysis	Discount rate	7.7%-100.0% (13.9%)
		Market approach	Origination yield	8.3%-100.1% (13.9%)
	31,682,546	PWERM	Discount rate	21.9%-25.0% (24.0%)
Warrants(2)	14,845,117	Option pricing model	Risk-free interest rate	0.1%-1.8% (0.1%)
			Average industry volatility	35.0%-80.0% (55.6%)
			Estimated time to exit	0.8-8.9 (1.4) years
			Revenue multiples	1.09x-6.51x (2.30x)
	6,737,722	PWERM	Discount rate	30.0%-46.0% (36.6%)
			Revenue multiples	2.72x-42.76x (7.72x)
Total Level 3 Investments	$563,968,552

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2020:

				Range
Description	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average)
Preferred Stock	$1,336,268	Recent private market and merger and acquisition transaction prices	N/A	N/A
Senior Secured Term Loans(1)	471,256,844	Discounted Cash Flow analysis	Discount Rate	8.0%-100.0% (14.8%)
		Market approach	Origination yield	11.4%-100.1% (14.3%)
	30,707,813	PWERM	Discount Rate	19.5%-23.8% (20.2%)
Warrants(2)	16,803,367	Option pricing model	Risk-free interest rate	0.1%-0.8% (0.1%)
			Average industry volatility	35.0%-72.2% (56.0%)
			Estimated time to exit	0.3-9.2 (1.5) years
			Revenue Multiples	0.00x-5.85x (1.92x)
	16,205,305	PWERM	Discount Rate	21.0%-40.0% (27.9%)
			Revenue Multiples	0.00x-51.69x (5.62x)
Total Level 3 Investments	$536,309,597

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

(2)

The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are inputs used in the option pricing model (“OPM”), which include industry volatility, risk free interest rate and estimated time to exit. The Equity Allocation model and the Black Scholes model were the main OPMs used during the period ended March 31, 2021 and the year ended December 31, 2020. Probability Weighted Expected Return Models (“PWERM”) and other techniques were used as determined appropriate. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. However, a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase or decrease in the unobservable inputs. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.

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

Warrants

Warrants provide exposure and potential gains upon equity appreciation of the portfolio company’s equity value. A warrant has a limited life and expires on a certain date. As a warrant’s expiration date approaches, the time value of the warrant will decline. In addition, if the stock underlying the warrant declines in price, the intrinsic value of an “in the money” warrant will decline. Further, if the price of the stock underlying the warrant does not exceed the strike price of the warrant on the expiration date, the warrant will expire worthless. As a result, there is the potential for the entire value of an investment in a warrant to be lost. The Company’s volume of warrant investment activity is closely correlated to its primary senior secured loans to portfolio companies. For the three months ended March 31, 2021, the Company had a net realized loss of $216,610 and a net change in unrealized depreciation of $2,262,612 from its investments in warrants. For the three months ended March 31, 2020, the Company had net realized gains of $1,179,751 and a net change in unrealized depreciation of $1,630,167 from its investment in warrants. Realized gains from warrants is included in Realized gain (loss) on non-control/non-affiliate investments, including U.S. Treasury Bills on the Statement of Operations. Net change in unrealized depreciation from investments in warrants in the amount of $2,262,612 is included in Net Change in unrealized appreciation (depreciation) on non-control/non-affiliate investments, including U.S. Treasury Bills.

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

On November 10, 2020, Company entered into an amendment (the "November Credit Facility Amendment") to the Credit Agreement. The November Credit Facility Amendment amended the Credit Agreement to, among other things: (i) increase the size of the aggregate commitments under the Credit Facility to $175 million from $100 million; (ii) add MUFG Union Bank, N.A. as a new lender and co-documentation agent under the Credit Agreement; (iii) revise the interest rate margin to be 3.00% for the remaining term of the Credit Facility regardless of the Credit Facility average utilization or the number of unaffiliated obligors on loans in the collateral; (iv) permit the Company to obtain a future subscription line of credit of up to $50 million; (v) revise the LIBOR replacement provisions; (vi) implement a 0.50% LIBOR floor and benchmark replacement rate floor on borrowings under the Credit Agreement; and (vii) revise certain of the borrowing base concentration limits.

On December 2, 2020, the Company entered into an amendment (the “December Credit Facility Amendment”) to the Credit Agreement. The December Credit Facility Amendment amended the Credit Agreement to: (i) increase the size of the aggregate commitments under the Credit Facility to $215 million from $175 million; (ii) increase the accordion amount under the Credit Facility from a $200 million maximum aggregate commitment amount to a $300 million maximum aggregate commitment amount; and (iii) add

Bank of Hope and First Foundation Bank as new Lenders and Managing Agents under the Credit Agreement. Borrowing under the Credit Facility remains subject to the leverage restrictions contained in the 1940 Act.

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

On June 22, 2018, the Company entered into a demand loan agreement (the "Uncommitted Facility") and a revolving loan agreement (the "Committed Facility," and together with the Uncommitted Facility, the "Credit Facilities") with CIBC Bank USA ("CIBC"). An amendment to the Credit Facilities was entered into on September 24, 2018 between the Company and CIBC. On May 31, 2019, in conjunction with securing and entering into the Credit Agreement, the Company terminated the Credit Facilities.

Prior to termination on May 31, 2019, the current maximum principal amount of available borrowings under each of the Uncommitted Facility and the Committed Facility was $30 million (for a combined maximum principal amount under the Credit Facilities of $60 million), subject in each case to availability under the borrowing base, which was based on unused capital commitments. Borrowings under the Credit Facilities bore interest, at the Company's election at the time of drawdown, at a rate per annum equal to (i) in the case of LIBOR rate loans, the LIBOR rate for the applicable interest period plus 2.50% or (ii) in the case of prime rate loans, CIBC's prime commercial rate at the time of the borrowing minus 0.50%.

For the three  months ended March 31, 2021 and 2020, the weighted average outstanding debt balance was $82,688,889 and $7,538,462, respectively, and the weighted average effective interest rate under the Credit Agreement and Credit Facilities was 3.5% and 4.91%, respectively.

As of March 31, 2021, the Company had $117,000,000 outstanding under the Credit Agreement with maturity as follows:

	Date of
Loan Facility	Advance	Due Date	Amount	Rate
KeyBank National Association Loan Facility	6/30/2020	5/31/2022	$117,000,000	3.50%
			$117,000,000

As of December 31, 2020, the Company had $99,000,000 outstanding under the Credit Agreement with maturity as follows:

	Date of
Loan Facility	Advance	Due Date	Amount	Rate
KeyBank National Association Loan Facility	6/30/2020	5/31/2022	$99,000,000	3.22%
			$99,000,000

Note 11 – Financial Highlights

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Per Share Data(1):
Net asset value at beginning of period	$14.84	$14.58
Net investment income(3)	0.36	0.37
Realized gain (loss)	(0.01)	(0.26)
Change in unrealized appreciation (depreciation)	(0.06)	(0.05)
Dividends	(0.37)	(0.40)
Accretion (Dilution)(4)	0.01	0.01
Net asset value at end of period	$14.77	$14.25
Total return based on net asset value(2)	(0.47)%	(2.26)%
Weighted-average shares outstanding for period, basic	31,505,254	25,887,286
Ratio/Supplemental Data:
Net assets at end of period	$473,477,424	$376,391,642
Average net assets(5)	$473,703,083	$382,210,805
Annualized ratio of net operating expenses to average net assets(6),(7)	3.60%	3.61%
Annualized ratio of net increase (decrease) in net assets resulting from operations to average net assets(7)	8.65%	3.66%

(1)	Financial highlights are based on weighted-average shares outstanding.
(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.
(3)	Return from investment operations was 2.43% and 2.54% for the three months ended March 31, 2021 and 2020, respectively. Return from investment operations represents returns on net investment income (loss) from operations.
(4)	Return from accretion was 0.07% and 0.07% for the three months ended March 31, 2021 and 2020, respectively.
(5)	The annualized ratio of net investment income to average net assets was 10.46% and 11.94% for the three months ended March 31, 2021 and 2020, respectively. Incentive fees are not annualized.
(6)	The annualized ratio of net operating expenses excluding incentive fees, to average net assets was 3.39% and 3.00% for the three months ended March 31, 2021 and 2020, respectively.
(7)	Incentive fees are not annualized.

Note 12 - Subsequent Events

The Company evaluated events subsequent to March 31, 2021 through May 6, 2021.

On April 5, 2021, TriplePoint Venture Growth BDC Corp. redeemed its outstanding corporate bonds from the Company for cash proceeds of $334,900.

On April 7, 2021, the Board approved the second amended and restated investment advisory agreement between RGC and the Company (the “Second A&R Advisory Agreement”). If the Second A&R Advisory Agreement is approved by the Company’s shareholders at the annual meeting to be held on May 27, 2021, it would become effective on that date. Further, if approved by the Company’s shareholders, the Second A&R Advisory Agreement would make certain changes to the management and incentive fee calculation mechanisms and clarify language relating to liquidity events.

On April 19, 2021, the Company funded an investment of $800,000 to Pivot3 Holdings, Inc.

On April 23, 2021, the Company funded an investment of $1,000,000 to Aria Systems, Inc.

On April 23, 2021, Longtail Ad Solutions, Inc. (dba JW Player) prepaid its outstanding principal balance of $30,000,000. In addition, the Company received cash proceeds of $1,862,708 in conjunction with ETP, prepayment fees, and interest for total proceeds of $31,862,708.

On April 26, 2021, Massdrop, Inc. prepaid its outstanding principal balance of $20,474,451. In addition, the Company received cash proceeds of $1,242,684 in conjunction with ETP, prepayment fees, and interest for total proceeds of $21,717,135.

On April 29, 2021, the Company declared a dividend of $0.37 per share payable on May 13, 2021 to shareholders of record as of April 30, 2021. The Company set March 31, 2021 as the valuation date for shares issued in connection with the dividend pursuant to the Company’s dividend reinvestment plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors, and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including changes from the impact of the current COVID-19 pandemic;
●	our ability to continue to effectively manage our business due to the disruptions caused by the current COVID-19 pandemic;
●	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
●	such an economic downturn could disproportionately impact the companies that we intend to target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies;
●	a contraction of available credit and/or an inability to access the equity markets that could impair our lending and investment activities, including as a result of the COVID-19 pandemic;
●	interest rate volatility that could adversely affect our results, particularly to the extent that we use leverage as part of our investment strategy;
●	currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;
●	our future operating results, including our ability to achieve objectives as a result of the COVID-19 pandemic;
●	our business prospects and the prospects of our portfolio companies, including the impact of the COVID-19 pandemic thereon;
●	our contractual arrangements and relationships with third parties;
●	the ability of our portfolio companies to achieve their objectives, including as a result of the COVID-19 pandemic;
●	competition with other entities and our affiliates for investment opportunities;
●	the speculative and illiquid nature of our investments;
●	the use of borrowed money to finance a portion of our investments;
●	the adequacy of our financing sources and working capital;
●	the loss of key personnel;
●	the timing of cash flows, if any, from the operations of our portfolio companies and the impact of the COVID-19 pandemic thereon;

●	the ability of our external investment adviser, Runway Growth Capital LLC (“RGC”), to locate suitable investments for us and to monitor and administer our investments and the impacts of the COVID-19 pandemic thereon;
●	the ability of RGC to attract and retain highly talented professionals;
●	our ability to maintain our qualification as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”);
●	the occurrence of a disaster, such as a cyber-attack against us or against a third party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster-recovery systems, or consequential employee error;
●	the effect of legal, tax, and regulatory changes; and
●	the other risks, uncertainties and other factors we identify under “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2020 and in our other filings with the Securities and Exchange Commission (the “SEC”).

Although we believe the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this quarterly report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” in in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 11, 2021.

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

Overview

We are an externally managed, non-diversified closed-end investment management company that was formed on August 31, 2015 as a corporation under the laws of the State of Maryland. We have elected to be regulated as a BDC under the 1940 Act. In addition, we have elected to be treated, have qualified, and intend to continue to qualify as a RIC under Subchapter M of the Code. If we fail to qualify as a RIC for any taxable year, we will be subject to corporate-level U.S. federal income tax on any net taxable income for such year. As a BDC and a RIC, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source-of-income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our investment company taxable income and net tax-exempt interest.

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

We commenced investment activities in portfolio securities during the quarter ended June 30, 2017, and we commenced investment activities in U.S. Treasury Bills during the quarter ended December 31, 2016. In October 2015, in connection with our formation, we issued and sold 1,667 shares of our common stock to R. David Spreng, our President, Chief Executive Officer and Chairman of our Board of Directors, for an aggregate purchase price of $25,000. In December 2016, we completed the initial closing of capital commitments in the Initial Private Offering, in connection with which we called capital and issued 333,333 shares of our common stock to investors for an aggregate purchase price of $5,000,000. The final closing of the Initial Private Offering occurred on December 1, 2017. As of March 31, 2021, in connection with the Initial Private Offering, we had total capital commitments of $275,000,000 and had issued 18,241,157 shares of our common stock to stockholders for a total purchase price of $275,000,000.

As of March 31, 2021, we had completed multiple closings under the Company’s second private offering (the “Second Private Offering”) and had accepted capital commitments of $174,673,500. As of March 31, 2021, in connection with the Second Private Offering, we have issued an aggregate of 8,352,251 shares for a total purchase price of $125,283,766. As of March 31, 2021, $49,389,734 of capital commitments remain undrawn. As of March 31, 2021, we issued 22,564 shares as an additional direct investment of $338,453 by Runway Growth Holdings LLC, an affiliate of RGC.

On August 10, 2020, we, RGC, and certain other funds and accounts sponsored or managed by RGC and/or its affiliates were granted an order (the “Order”) that permits us greater flexibility than the 1940 Act permits to negotiate the terms of co-investments if the Board determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by RGC or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that the ability to co-invest with similar investment structures and accounts sponsored or managed by RGC or its affiliates will provide additional investment opportunities and the ability to achieve greater diversification. Under the terms of the Order, a majority of our independent directors are required to make certain determinations in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment strategies and policies.

Portfolio Composition and Investment Activity

Portfolio Composition

At March 31, 2021, we had investments in 33 portfolio companies, representing 19 companies in which we held loan and warrant investments, three companies in which we held loan investments and common or preferred stocks, seven companies in which we held warrant investments only, one company in which we held bonds, three companies in which we held shares of common or preferred stocks, and we held one U.S. Treasury Bill. At December 31, 2020, we had investments in 31 portfolio companies, representing 22 companies in which we held loan and warrant investments, eight companies in which we held warrant interests only, one company in which we held bonds, and we held one U.S. Treasury Bill. The following table shows the fair value of our investments, by asset class, as of March 31, 2021 and December 31, 2020:

	March 31, 2021 (Unaudited)			December 31, 2020
			Percentage			Percentage
			of Total			of Total
Investments	Cost	Fair Value	Portfolio	Cost	Fair Value	Portfolio
Portfolio Investments
Common Stocks	$1,340,206	$10,166,343	1.7%	$1,237,196	$521,940	0.1%
Corporate Bonds	253,095	334,650	0.1	253,095	333,453	0.1
Senior Secured Term Loans	544,356,759	539,329,013	87.7	506,555,279	501,964,657	80.7
Preferred Stocks	21,737,450	18,734,776	3.0	19,737,450	15,995,868	2.6
Warrants	19,133,655	21,582,839	3.5	18,804,531	33,008,672	5.3
Total Portfolio Investments	586,821,165	590,147,621	95.9	546,587,551	551,824,590	88.7

U.S. Treasury Bill	24,999,979	24,999,969	4.1	70,001,472	70,002,060	11.3
Total Investments	$611,821,144	$615,147,590	100.0%	$616,589,023	$621,826,650	100.0%

Investment Activity

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments as well as repayments and sales of existing investments. During the three months ended March 31, 2021, the Company funded $34.7 million in two new portfolio companies and $19.3 million in five existing portfolio companies. The Company also received $16.6 million in loan repayments from four portfolio companies. During the three months ended March 31, 2020, the Company funded $69.7 million in five new portfolio companies and $13.5 million in four existing portfolio companies. The Company also received $56.6 million in loan repayments from four portfolio companies and $2.7 million in proceeds from the termination of warrants.

Portfolio Reconciliation

The following is a reconciliation of our investment portfolio, including U.S. Treasury Bills, for the three months ended March 31, 2021 and 2020:

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
	(unaudited)	(unaudited)
Beginning Investment Portfolio	$621,826,650	$467,981,699
Purchases of Investments(1)	54,844,031	59,227,106
Purchases of U.S. Treasury Bills	24,999,969	50,001,334
Amortization of Fixed Income Premiums or Accretion of Discounts	2,171,173	2,171,574
Sales or Repayments of Investments	(14,500,000)	(59,319,460)
Scheduled Principal Payments of Investments	(2,066,442)	(747,378)
Sales and Maturities of U.S. Treasury Bills	(69,999,183)	(99,986,570)
Realized (Loss) on Investments	(217,427)	(6,717,262)
Net Change in Unrealized (Depreciation) on Investments	(1,911,181)	(1,179,081)
Ending Investment Portfolio	$615,147,590	$411,431,962

(1)	Includes PIK interest.

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

The following table shows the investment ratings of our debt investments at fair value as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021			As of December 31, 2020
		% of	Number of		% of	Number of
Investment		Total	Portfolio		Total	Portfolio
Rating	Fair Value	Portfolio	Companies	Fair Value	Portfolio	Companies
1	$—	—	—	$—	—	—
2	414,547,269	67.4%	15	380,796,998	61.2%	15
3	93,099,198	15.1%	5	90,459,846	14.5%	5
4	31,682,546	5.2%	2	30,707,813	4.9%	2
5	—	—	—	—	—	—
	$539,329,013	87.7%	22	$501,964,657	80.7%	22

The global COVID-19 pandemic, to date, has had limited impact on the investment ratings of our debt investments, taken as a whole. However, the ongoing impact of the global COVID-19 pandemic is uncertain and we can make no assurances that the pandemic will not have a negative impact on our investment portfolio in the future.

Loans and Debt Securities on Non-Accrual Status

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of March 31, 2021, we had seven loans to Mojix, Inc. representing an aggregate principal funded of $11,500,000 at a fair market value of $10,135,424, on non-accrual status, which represents 2.14% of our net assets. As of December 31, 2020, we had six loans to Mojix, Inc. representing an aggregate principal funded of $11,000,000 at a fair market value of $8,961,080, on non-accrual status, which represents 1.92% of our net assets.

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

Comparison of the Three Months Ended March 31, 2021 and 2020

	Three Months Ended		Three Months Ended
	March 31, 2021		March 31, 2020
		Per		Per
	Total	Share(1)	Total	Share(1)
Investment income
Interest and dividend income	$16,308,361	$0.52	$14,391,044	$0.55
Other income	114,412	0.00	429,813	0.02
Total investment income	16,422,773	0.52	14,820,857	0.57
Operating expenses
Management fees	2,069,209	0.07	1,536,948	0.06
Incentive fees	975,704	0.03	2,315,118	0.09
Interest expense	727,915	0.02	164,412	0.01
Professional fees	216,163	0.01	337,813	0.01
Overhead allocation expense	197,384	0.01	184,318	0.01
Administration fees	148,100	—	124,311	—
Credit facility fees	289,985	0.01	178,729	0.01
Directors’ fees	64,750	—	67,750	—
Consulting fees	15,000	—	17,000	—
Tax expense	—	—	1,319	—
Insurance expense	23,275	—	26,438	—
General and administrative expenses	929	—	23,720	—
Other expenses	212,627	0.01	199,394	0.01
Total operating expenses	4,941,041	0.16	5,177,270	0.20
Net investment income	11,481,732	0.36	9,643,587	0.37
Realized (loss) on investments	(199,223)	(0.01)	(6,717,262)	(0.26)
Net change in unrealized (depreciation) on investments	(1,911,181)	(0.06)	(1,179,081)	(0.04)
Net increase in net assets resulting from operations	$9,371,328	0.29	$1,747,244	0.07

(1)	The basic per share figures noted above are based on weighted averages of 31,505,254 and 25,887,286 shares outstanding for the three months ended March 31, 2021 and 2020, respectively.

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

Investment income for the three months ended March 31, 2021 and 2020 was $16,422,773 and $14,820,857 respectivly, due primarily to interest income earned on our portfolio investments. The increase in interest income for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was driven by our deployment of capital, increased invested balance, prepayments, and end of term payments, partially offset by falling market interest rates. The United States Federal Reserve Bank has indicated it will maintain an accommodative monetary policy that is expected to maintain short-term interest rates at historically low levels for an extended period of time. Consequently, yields on our portfolio, as well as other investment strategies, have declined relative to prior periods. We expect this trend to continue through 2021.

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

Operating expenses for the three months ended March 31, 2021 and 2020 were $4,941,040 and $5,177,270, respectively. Operating expenses decreased for the three months ended March 31, 2021 from the three months ended March 31, 2020 primarily due to a decrease in incentive fees, partially offset by an increase in management fees. Operating expenses per share for the three months ended March 31, 2021 and 2020 were $0.16 per share and $0.20 per share, respectively.

Incentive Fees

Incentive fees for the three months ended March 31, 2021 and 2020 were $975,704 and $2,315,118, respectively, incurred primarily due to net investment income. Incentive fees decreased for the three months ended March 31, 2021 from the three months ended March 31, 2020 primarily due to an increase in the daily average leverage utilized and lower yielding assets increasing the hurdle base. $739,231 of the incentive fees for the three months ended March 31, 2021 were earned, payable in cash, and included under Accrued incentive fees on the Statement of Assets and Liabilities as of March 31, 2021. $236,473 of the incentive fees for the three months ended March 31, 2021 were deferred and accrued, and included in Accrued incentive fees on the Statement of Assets and Liabilities as of March 31, 2021. $1,846,533 of the incentive fees for the three months ended March 31, 2020 were earned, payable in cash, and included under Accrued incentive fees on the Statement of Assets and Liabilities as of March 31, 2020. $468,585 of the incentive fees for the three months ended March 31, 2020 were deferred and accrued, and included under Accrued incentive fees on the Statement of Assets and Liabilities as of March 31, 2020. Incentive fees related to PIK or deferred interest are accrued and payment is deferred until such interest is collected in cash. Incentive fees per share for the three months ended March 31, 2021 and March 31, 2020 were $0.03 and $0.09 per share, respectively.

Net Investment Income

Net investment income for the three months ended March 31, 2021 and 2020 was $11,481,733 and $9,643,587, respectively. Net investment income increased for the three months ended March 31, 2021 from the three months ended March  1, 2020 primarily due to an increase in interest income resulting from an increase in the size of the investment portfolio. Net investment income per share for the three months ended March 31, 2021 and 2020 was $0.36 per share and $0.37 per share, respectively.

Net Realized (Loss) on Investments

The net realized loss on investments of $199,223 for the three months ended March 31, 2021 was primarily due to the loss on our investment in the warrants for preferred stock of Pivot3 Holdings, Inc. The net realized loss on investments of $6,717,262 for the three months ended March 31, 2020 was primarily due to the loss on our senior secured loan to Aginity, Inc.

Net Change in Unrealized (Depreciation) on Investments

Net change in unrealized depreciation on investments of $1,911,181 for the three months ended March 31, 2021 was primarily due to decreases in the fair value of our investments in the warrants of Aspen Group, Inc. and CareCloud, Inc. This was partially offset by increases in the fair value of our senior secured loans to Mojix, Inc. and our investment in the preferred stock of CareCloud, Inc. The net change in unrealized depreciation on investments of $1,179,081 for the three months ended March 31, 2020 was primarily due to decreases in the fair value of our senior secured loans to Circadence Corporation, our preferred stock in MTBC, Inc., and our warrants in RealWear, Inc.

The COVID-19 pandemic and its resultant impact on economic activity and capital market volatility has impacted and may continue to have an impact on the fair market values of our investments. As of March 31, 2021 numerous variables used in the valuation process reflected the impact of the COVID-19 pandemic, such as market comparables, market volatility, discount rates and credit spreads; however, the dynamic nature of the COVID-19 pandemic and ability of portfolio companies to assess its impact on future performance may not be fully incorporated into our assumptions. As a result, the fair market values of our portfolio investments may be negatively impacted after March 31, 2021 by circumstances and events that are not yet known, including the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. Our valuation process carefully considers the impact of the COVID-19 pandemic-related uncertainties in the various inputs utilized in the determination of the fair market value of investments.

Net Increase in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of $9,371,328 for the three months ended March 31, 2021, as compared to a net increase in net assets resulting from operations of $1,747,244 for the three months ended March 31, 2020. The net increase in net assets resulting from operations for the three months ended March 31, 2021 from the three months ended March 31, 2020 was primarily due to interest income earned from portfolio investments and a decrease in realized losses in our portfolio for the three months ended March 31, 2021.

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from the net proceeds of the offering of our securities and cash flows from our operations, including investment sales and repayments as well as income earned on investments and cash equivalents. We may also fund a portion of our investments through borrowings under the Credit Facilities (discussed below). We expect that we may also generate cash from any financing arrangements we may enter into in the future and any future offerings of our equity or debt securities. We may fund a portion of our investments through borrowings from banks and issuances of senior securities, which may be secured or unsecured, through registered offerings or private placements. Our primary use of funds is to make investments in eligible portfolio companies, pay our operating expenses and make distributions to holders of our common stock.

During the three months ended March 31, 2021, cash and cash equivalents decreased to $1,780,788 from $14,886,246 as of December 31, 2020. This decrease was primarily the result of the purchase of investments in portfolio companies for $53,900,000 and U.S. Treasury Bills for $24,999,969 and was partially offset by the sales of investments in portfolio companies, the maturity of U.S. Treasuary Bills, the issuance of common stock, and net borrowings under the Credit Agreement.

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

On October 8, 2015, we issued 1,667 shares of our common stock to R. David Spreng, our President, Chief Executive Officer and Chairman of our Board of Directors, for an aggregate purchase price of $25,000. The remaining shares were issued in connection with the Initial Private Offering, the Second Private Offering, or pursuant to our dividend reinvestment plan, as follows:

	Shares	Price
Issuance Date	Issued	Per Share	Gross Proceeds
December 22, 2016	333,333	$15.00	$5,000,000
April 19, 2017	1,000,000	15.00	15,000,000
June 26, 2017	1,666,667	15.00	25,000,000
September 12, 2017	2,666,667	15.00	40,000,000
December 22, 2017	3,000,000	15.00	45,000,000
May 31, 2018(1)	70,563	14.82	1,045,570
August 31, 2018(1)	117,582	14.92	1,754,244
September 27, 2018	1,997,337	15.02	30,000,000
November 15, 2018(1)	202,779	15.07	3,055,498
January 14, 2019	4,344,964	15.19	66,000,000
March 26, 2019(1)	326,431	15.14	4,942,168
May 21, 2019(1)	374,783	15.13	5,670,467
May 24, 2019	3,232,189	15.16	49,000,000
July 16, 2019(1)	464,986	15.13	7,035,236
August 26, 2019(1)	480,121	14.76	7,088,143
October 15, 2019	1,666,667	15.00	25,000,000
November 12, 2019(1)	43,979	14.76	649,123
December 20, 2019	3,333,333	15.00	50,000,000
December 23, 2019(1)	487,166	14.52	7,073,650
March 20, 2020(1)	575,132	14.58	8,385,423
March 31, 2020	21,021	15.00	315,308
May 21, 2020(1)	529,020	14.25	7,538,541
August 6, 2020(1)	550,639	14.41	7,934,712
October 15, 2020	3,333,333	15.00	50,000,000
November 12, 2020(1)	593,692	14.46	8,584,772
March 19, 2021(1)	618,815	14.84	9,183,220
March 24, 2021	20,461	15.00	306,911
Total	32,051,660		$480,562,986

(1)	Shares were issued as part of the dividend reinvestment plan.

Contractual Obligations

At March 31, 2021, the Company had $58,085,569 in unfunded loan commitments to provide debt financing to eight portfolio companies. The Company’s management believes that its available cash balances, availability under the Credit Agreement (as defined below) and/or ability to drawdown capital from investors provides sufficient funds to cover its unfunded commitments as of March 31, 2021.

	Payments Due By Period
		Less than			More than
	Total	1 year	1–3 years	3–5 years	5 years
Reverse repurchase agreement(1)	$24,874,914	$24,874,914	$—	$—	$—
Credit facilities(2)	117,000,000	117,000,000	—	—	—
Total	$141,874,914	$141,874,914	$—	$—	$—

(1)	Reverse repurchase agreement relates to the purchase of the U.S. Treasury Bill on margin. The reverse repurchase agreement purchased was subsequently repaid in April 2021.

(2)	See “Note 10 – Credit Facilities” to our financial statements in Part I, Item 1 of this Form 10-Q for more information.

Borrowings

On May 31, 2019, we entered into a Credit Agreement (the “Credit Agreement”) by and among us, as borrower, KeyBank National Association, as administrative agent, syndication agent, and a lender, CIBC Bank USA (“CIBC”), as documentation agent and a lender, and U.S. Bank National Association, as paying agent. The Credit Agreement provides for borrowings up to a maximum aggregate principal amount of $100 million, subject to availability under a borrowing base that is determined by the number and value of eligible loan investments in the collateral, applicable advance rates and concentration limits, and certain of our cash and cash equivalent holdings. The Credit Agreement has an accordion feature that allows us to increase the aggregate commitments up to $200 million, subject to new or existing lenders agreeing to participate in the increase and other customary conditions. Current capital markets dislocation and economic uncertainty associated with the COVID-19 pandemic may impact our ability to access the accordion features of the Credit Agreement. Borrowings under the Credit Agreement bear interest on a per annum basis equal to a three-month adjusted LIBOR rate (with a LIBOR floor of zero), plus an applicable margin rate that varies from 3.00% to 2.50% per annum depending on utilization and other factors. During the availability period, the applicable margin rate (i) is 3.00% per annum for interest periods during which the average utilization is less than 60% and (ii) varies from 3.00% to 2.50% per annum when the average utilization equals or exceeds 60% (with 3.00% applying when the eligible loans in the collateral consist of 9 or fewer unaffiliated obligors, 2.75% applying when the eligible loans consist of between 10 and 29 unaffiliated obligors, and 2.50% applying when the eligible loans consist of 30 or more unaffiliated obligors). During the amortization period, the applicable margin rate will be 3.00%. If certain eurodollar disruption events occur, then borrowings under the Credit Agreement will bear interest on a per annum basis equal to (i) a base rate instead of LIBOR that is set at the higher of (x) the federal funds rate plus 0.50% and (y) the prime rate, plus (ii) the applicable margin rate discussed above. Interest is payable quarterly in arrears. We also pay unused commitment fees of 0.50% per annum on the unused lender commitments under the Credit Agreement, as well as a minimum earnings fee of 3.00% that will be payable annually in arrears, starting on May 31, 2021, on the average unused commitments below 60% of the aggregate commitments during the preceding 12-month period. The availability period under the Credit Agreement expires on May 31, 2022 and is followed by a two-year amortization period. The stated maturity date under the Credit Agreement is May 31, 2024. The Credit Agreement is secured by a perfected first priority security interest in substantially all of our assets and portfolio investments.

During the fourth quarter of 2020, we amended the Credit Agreement and others to increase its size to $215 million, increase the accordion feature to $300 million, add additional lenders, modify certain pricing elements and other provisions. See "Note 10 -Credit Facilities" to our financial statements in Part I of this Form 10 Q for more information on the Credit Agreement and Credit Facilities.

During the three months ended March 31, 2021, we drew down $43,000,000 on the Credit Agreement and repaid $25,000,000, of which $117,000,000 remains outstanding at March 31, 2021. At March 31, 2021, interest was accruing at a rate of 3.50%. During the year ended December 31, 2020, we drew down $200,500,000 on the Credit Agreement and repaid $162,500,000 of which $99,000,000 remained outstanding at December 31, 2020. At December 31, 2020, interest was accruing at a rate of 3.22%. See “Note 10 – Credit Facilities” to our financial statements in Part I, Item 1 of this Form 10-Q for more information on the Credit Agreement and Credit Facilities.

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

Distributions

To the extent that we have funds available, we intend to make quarterly distributions to our stockholders. Our stockholder distributions, if any, will be determined by our Board of Directors. Any distribution to our stockholders will be declared out of assets legally available for distribution. We anticipate that distributions will be paid from income primarily generated by interest and dividend income earned on investments made by us. We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. During the three months ended March 31, 2021, we declared dividends in the amount of $11,623,199, of which $2,439,978 was distributed in cash and the remainder distributed in shares to stockholders pursuant to our dividend reinvestment plan. During the year ended December 31, 2020, we declared and paid dividends in the amount of $39,709,233, of which $7,265,784 was distributed in cash and the remainder distributed in shares to stockholders pursuant to our dividend reinvestment program.

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. The following table shows the dividends per share declared since our formation through March 31, 2021.

			Amount
Date Declared	Record Date	Payment Date	per Share
May 3, 2018	May 15, 2018	May 31, 2018	$0.15
July 26, 2018	August 15, 2018	August 31, 2018	$0.25
November 1, 2018	October 31, 2018	November 15, 2018	$0.35
March 22, 2019	March 22, 2019	March 26, 2019	$0.40
May 2, 2019	May 7, 2019	May 21, 2019	$0.45
May 2, 2019	May 31, 2019	July 16, 2019	$0.46
July 30, 2019	August 8, 2019	August 26, 2019	$0.45
September 27, 2019	September 30, 2019	November 12, 2019	$0.04
December 9, 2019	December 10, 2019	December 23, 2019	$0.40
March 5, 2020	March 6, 2020	March 20, 2020	$0.40
May 7, 2020	May 8, 2020	May 21, 2020	$0.35
August 5, 2020	August 6, 2020	August 20, 2020	$0.36
October 1, 2020	October 1, 2020	November 12, 2020	$0.38
March 4, 2021	March 5, 2021	March 19, 2021	$0.37

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

Valuation of Investments

We measure the value of our portfolio investments at fair value in accordance with ASC Topic 820, issued by the FASB. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The COVID-19 pandemic and its resultant impact on economic activity and capital market volatility has impacted and may continue to have impact on the fair market values of our portfolio investments. As a result, the fair market values of our portfolio investments may be negatively impacted after March 31, 2021 by circumstances and events that are not yet known, including the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. Our valuation process carefully considers the impact of the COVID-19 pandemic related uncertainties in the various inputs utilized in the determination of the fair market value of our portfolio investments.

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

Fair Value

The Company’s assets measured at fair value on a recurring basis subject to the requirements of ASC Topic 820 at March 31, 2021 and December 31, 2020 were as follows:

	As of March 31, 2021 (Unaudited)
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Common Stock	$673,998	$9,492,345	$—	$10,166,343
Corporate Bonds	—	334,650	—	334,650
Senior Secured Term Loans	—	—	539,329,013	539,329,013
Preferred Stock	13,900,050	1,778,026	3,056,700	18,734,776
Warrants	—	—	21,582,839	21,582,839
Total Portfolio Investments	14,574,048	11,605,021	563,968,552	590,147,621
U.S. Treasury Bill	24,999,969	—	—	24,999,969
Total Investments	$39,574,017	$11,605,021	$563,968,552	$615,147,590

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Common Stock	$—	$521,940	$—	$521,940
Corporate Bonds	—	333,453	—	333,453
Senior Secured Term Loans	—	—	501,964,657	501,964,657
Preferred Stock	13,230,000	1,429,600	1,336,268	15,995,868
Warrants	—	—	33,008,672	33,008,672
Total Portfolio Investments	13,230,000	2,284,993	536,309,597	551,824,590
U.S. Treasury Bill	70,002,060	—	—	70,002,060
Total Investments	$83,232,060	$2,284,993	$536,309,597	$621,826,650

Investment Transactions and Related Investment Income

Security transactions, if any, are recorded on a trade-date basis. We measure realized gains or losses from the repayment or sale of investments using the specific identification method. The amortized cost basis of investments represents the original cost adjusted for the accretion/amortization of discounts and premiums and upfront loan origination fees. We report changes in fair value of investments that are measured at fair value as a component of net change in unrealized appreciation (depreciation) on investments on the statement of operations.

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

Management and Incentive Fees

We accrue for base management fees and incentive fees. The accrual for incentive fees includes the recognition of incentive fees on unrealized capital gains, even though such incentive fees are neither earned nor payable to RGC until the gains are both realized and in excess of unrealized depreciation on investments. See “Note 7 – Related Party Agreements and Transactions” to our financial statements in Part I, Item 1 of this Form 10-Q for more information on the Advisory Agreement and the fee structure thereunder.

Income Taxes

We have elected to be treated, have qualified and intend to qualify annually, as a RIC under Subchapter M of the Code. Generally, a RIC is not subject to U.S. federal income taxes on distributed income and gains if it distributes at least 90% of its net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any, to its stockholders. So long as we qualify, and maintain our status, as a RIC, we generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. Rather, any tax liability related to income earned by us represents obligations of our investors and will not be reflected in the financial statements of the Company. We intend to make sufficient distributions to maintain our RIC tax treatment each year and we do not anticipate paying any material U.S. federal income taxes in the future.

Recent Developments

We evaluated events subsequent to March 31, 2021 through May 6, 2021.

On April 5, 2021, TriplePoint Venture Growth BDC Corp. redeemed its outstanding corporate bonds from the Company for cash proceeds of $334,900.

On April 7, 2021, the Board approved the second amended and restated investment advisory agreement between RGC and the Company (the “Second A&R Advisory Agreement”). If the Second A&R Advisory Agreement is approved by the Company’s shareholders at the annual meeting to be held on May 27, 2021, it would become effective on that date. Further, if approved by the Company’s shareholders, the Second A&R Advisory Agreement would make certain changes to the management and incentive fee calculation mechanisms and clarify language relating to liquidity events.

On April 19, 2021, the Company funded an investment of $800,000 to Pivot3 Holdings, Inc.

On April 23, 2021, the Company funded an investment of $1,000,000 to Aria Systems, Inc.

On April 23, 2021, Longtail Ad Solutions, Inc. (dba JW Player) prepaid its outstanding principal balance of $30,000,000. In addition, the Company received cash proceeds of $1,862,708 in conjunction with ETP, prepayment fees, and interest for total proceeds of $31,862,708.

On April 26, 2021, Massdrop, Inc. prepaid its outstanding principal balance of $20,474,451. In addition, the Company received cash proceeds of $1,242,684 in conjunction with ETP, prepayment fees, and interest for total proceeds of $21,717,135.

On April 29, 2021, the Company declared a dividend of $0.37 per share payable on May 13, 2021 to shareholders of record as of April 30, 2021. The Company set March 31, 2021 as the valuation date for shares issued in connection with the dividend pursuant to the Company’s dividend reinvestment plan.

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

We typically expect that interest rates on the investments held in our portfolio will be based on LIBOR, with many of these investments also having a LIBOR floor. As of March 31, 2021, 96.9%, or $527,735,077 (at cost), of our debt portfolio investments bore interest at variable rates, which are U.S. Prime Rate or LIBOR-based and subject to certain floors, and one of our debt portfolio investments bore interest at a fixed rate. Interest rate floors are established based on prevailing rates at the time of the investment. As a policy, any interest above the cash cap, if applicable, as determined on an individual loan basis, will accrue to principal and be treated as PIK interest. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase our investment income by a maximum of $3,961,628 and decrease our investment income by a maximum of $0, due to certain floors, on an annual basis. In a low interest rate environment, debt investments with interest rate floors substantially in excess of current prevailing interest rates may be more likely to experience early termination.

Borrowings under the Credit Facilities bear interest, at our election at the time of drawdown, at a rate per annum equal to the LIBOR rate for the applicable interest period, subject to a LIBOR rate floor of .50%, plus 3.00%.

On March 5, 2021, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that (i) 24 LIBOR settings would cease to exist immediately after December 31, 2021 (all seven euro LIBOR settings; all seven Swiss franc LIBOR settings; the Spot Next, 1-week, 2-month, and 12-month Japanese yen LIBOR settings; the overnight, 1-week, 2-month, and 12-month sterling LIBOR settings; and the 1-week and 2-month US dollar LIBOR settings); (ii) the overnight and 12-month US LIBOR settings would cease to exist after June 30, 2023; and (iii) the FCA would consult on whether the remaining nine LIBOR settings should continue to be published on a synthetic basis for a certain period using the FCA’s proposed new powers that the UK government is legislating to grant to them. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 pandemic will have further effect on LIBOR transition plans.

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

If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, you may lose all or part of your investment. Other than as set forth below, there have been no material changes known to us during the period ended March 31, 2021 to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 11, 2021.

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

On March 5, 2021, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that (i) 24 LIBOR settings would cease to exist immediately after December 31, 2021 (all seven euro LIBOR settings; all seven Swiss franc LIBOR settings; the Spot Next, 1-week, 2-month, and 12-month Japanese yen LIBOR settings; the overnight, 1-week, 2-month, and 12-month sterling LIBOR settings; and the 1-week and 2-month US dollar LIBOR settings); (ii) the overnight and 12-month US LIBOR settings would cease to exist after June 30, 2023; and (iii) the FCA would consult on whether the remaining nine LIBOR settings should continue to be published on a synthetic basis for a certain period using the FCA’s proposed new powers that the UK government is legislating to grant to them. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 pandemic will have further effect on LIBOR transition plans.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 24, 2021, we issued 20,461 shares of our common stock, at a price of $15.00 per share, to Runway Growth Holdings LLC, an affiliate of RGC for total proceeds of $306,911.

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

RUNWAY GROWTH CREDIT FUND INC.
Date: May 6, 2021
	By:	/s/ R. David Spreng
R. David Spreng
President, Chief Executive Officer and Chairman of the Board of Directors

Date: May 6, 2021	By:	/s/ Thomas B. Raterman
Thomas B. Raterman
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)