Form 10-Q
period 2021-06-30
Runway Growth Credit Fund Inc.
filed 2021-08-05
CIK 1653384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2021

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

The issuer had 32,690,454 shares of common stock, $0.01 par value per share, outstanding as of August 5, 2021.

RUNWAY GROWTH CREDIT FUND INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RUNWAY GROWTH CREDIT FUND INC.

Statements of Assets and Liabilities

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Investments at fair value:
Non-control/non-affiliate investments at fair value (cost of $570,412,489 and $532,676,057, respectively)	$575,594,218	$541,978,736
Control/affiliate investments at fair value (cost of $13,911,494 and $13,911,494, respectively)	12,022,944	9,845,854
Investment in U.S. Treasury Bills at fair value (cost of $29,999,896 and $70,001,472, respectively)	29,999,881	70,002,060
Total investments at fair value (cost of $614,323,879 and $616,589,023, respectively)	617,617,043	621,826,650
Cash and cash equivalents	892,584	14,886,246
Accrued interest receivable	2,233,161	2,682,405
Other accounts receivable	229,750	359,000
Prepaid and deferred expenses	408,875	137,096
Total assets	621,381,413	639,891,397

Liabilities
Debt:
Credit facilities	117,000,000	99,000,000
Deferred credit facility fees (net of accumulated amortization of $615,908 and $383,873, respectively)	(1,363,516)	(1,583,230)
Total debt, less unamortized deferred financing costs	115,636,484	97,416,770
Reverse repurchase agreement	19,900,000	69,650,000
Accrued incentive fees	6,073,854	5,007,065
Due to affiliate	116,544	143,515
Interest payable	761,124	468,014
Accrued expenses and other liabilities	1,154,310	962,348
Total liabilities	143,642,316	173,647,712

Commitments and contingencies (Note 3)

Net assets
Common stock, $0.01 par value; 100,000,000 shares authorized; 32,690,454 and 31,414,051 shares issued and outstanding, respectively	326,904	314,140
Additional paid-in capital	485,755,211	466,872,304
Distributable (losses) earnings	(8,343,018)	(942,759)
Total net assets	$477,739,097	$466,243,685

Net asset value per share	$14.61	$14.84

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Investment income
From non-control/non-affiliate:
Interest income	$17,229,488	$10,944,773	$32,250,053	$24,572,148
Payment in-kind interest income	1,045,527	249,917	1,989,558	767,847
Other income	126,678	160,293	240,970	564,843
Interest income from U.S. Treasury Bills	15	527	25	17,096
Dividend income	343,755	438,034	687,510	667,204
Other income from non-investment sources	139	7,510	260	32,773
Total investment income	18,745,602	11,801,054	35,168,376	26,621,911

Operating expenses
Management fees	2,276,341	1,758,729	4,345,550	3,295,677
Incentive fees	2,836,303	905,858	3,812,007	3,220,976
Interest expense	761,815	23,082	1,489,730	187,494
Professional fees	429,902	383,360	646,065	721,173
Overhead allocation expense	208,736	161,665	406,119	345,983
Administration fee	92,760	121,369	240,860	245,680
Facility fees	419,216	199,993	709,201	378,722
Directors’ fees	69,250	60,250	134,000	128,000
Consulting fees	27,500	13,301	42,500	30,301
Tax expense	41	—	41	1,319
Insurance expense	23,275	26,438	46,551	52,876
General and administrative expenses	—	4,530	929	28,250
Other expenses	259,986	268,638	472,612	468,032
Total operating expenses	7,405,125	3,927,213	12,346,165	9,104,483
Net investment income	11,340,477	7,873,841	22,822,211	17,517,428

Realized and unrealized gain (loss) on investments
Realized gain (loss) on non-control/non-affiliate investments, including U.S. Treasury Bills	(4,595,853)	203,854	(4,795,077)	(6,513,408)
Net change in unrealized appreciation (depreciation) on non-control/non-affiliate investments, including U.S. Treasury Bills	(1,683,287)	5,496,594	(4,121,553)	4,317,513
Net change in unrealized appreciation on control/affiliate investments	1,650,006	—	2,177,090	—
Net realized and unrealized gain (loss) on investments	(4,629,134)	5,700,448	(6,739,540)	(2,195,895)

Net increase in net assets resulting from operations	$6,711,343	$13,574,289	$16,082,671	$15,321,533

Net increase in net assets resulting from operations per common share	$0.21	$0.51	$0.50	$0.58
Net investment income per common share	$0.35	$0.30	$0.71	$0.67
Weighted-average shares outstanding	32,396,396	26,645,717	31,953,287	26,266,501

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Statements of Changes in Net Assets

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net increase in net assets from operations
Net investment income	$11,340,477	$7,873,841	$22,822,211	$17,517,428
Realized gain (loss) on non-control/non-affiliate investments, including U.S. Treasury Bills	(4,595,853)	203,854	(4,795,077)	(6,513,408)
Net change in unrealized appreciation (depreciation) on non-control/non-affiliate investments, including U.S. Treasury Bills	(1,683,287)	5,496,594	(4,121,553)	4,317,513
Net change in unrealized appreciation on control/affiliate investments	1,650,006	—	2,177,090	—
Net increase in net assets resulting from operations	6,711,343	13,574,289	16,082,671	15,321,533

Distributions to stockholders from:
Dividends paid to stockholders	(11,859,731)	(9,242,578)	(23,482,930)	(19,567,064)
Total distributions to stockholders	(11,859,731)	(9,242,578)	(23,482,930)	(19,567,064)

Capital share transactions
Issuance of shares of common stock	—	—	306,911	315,308
Issuance of shares of common stock under dividend reinvestment plan	9,410,371	7,538,541	18,593,591	15,923,964
Offering costs	(310)	(7,836)	(4,831)	(52,904)
Net increase in net assets resulting from capital share transactions	9,410,061	7,530,705	18,895,671	16,186,368

Total increase in net assets	4,261,673	11,862,416	11,495,412	11,940,837
Net assets at beginning of period	473,477,424	376,391,642	466,243,685	376,313,221
Net assets at end of period	$477,739,097	$388,254,058	$477,739,097	$388,254,058

Capital share activity
Shares issued	637,127	529,020	1,276,403	1,125,173
Shares outstanding at beginning of period	32,053,327	26,407,367	31,414,051	25,811,214
Shares outstanding at end of period	32,690,454	26,936,387	32,690,454	26,936,387

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities
Net increase in net assets resulting from operations	$16,082,671	$15,321,533
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(133,681,004)	(100,537,492)
Purchases of U.S. Treasury Bills	(54,999,849)	(94,999,834)
Payment in-kind interest	(1,989,558)	(767,847)
Sales or repayments of investments	96,783,551	60,966,345
Sales or maturities of U.S. Treasury Bills	94,999,162	149,986,014
Realized loss on investments, including U.S. Treasury Bills	4,795,077	6,513,408
Net change in unrealized appreciation (depreciation) on investments, including U.S. Treasury Bills	1,944,463	(4,317,513)
Amortization of fixed income premiums or accretion of discounts	(3,660,438)	(4,349,093)
Amortization of deferred credit facility fees	232,034	111,862
Changes in operating assets and liabilities:
Accrued interest receivable	449,244	125,470
Other accounts receivable	129,250	(36,024)
Prepaid and deferred expenses	(271,779)	97,690
Deferred revenue	—	54,004
Accrued incentive fees	1,066,789	(802,863)
Due to affiliate	(26,971)	2,895
Interest payable	293,110	(493,558)
Accrued expenses and other liabilities	210,164	(442,834)
Net cash provided by operating activities	22,355,916	26,432,163
Cash flows from financing activities
Deferred credit facility fees	(12,320)	(25,000)
Borrowings under credit facilities	93,000,000	47,000,000
Repayments under credit facilities	(75,000,000)	(83,000,000)
Proceeds from reverse repurchase agreements	44,774,914	94,524,501
Repayments of reverse repurchase agreements	(94,524,914)	(124,345,001)
Dividends paid to stockholders	(4,889,338)	(3,643,100)
Offering costs	(4,831)	(52,904)
Net cash received from common stock issued	306,911	315,308
Net cash (used in) financing activities	(36,349,578)	(69,226,196)

Net (decrease) in cash	(13,993,662)	(42,794,033)
Cash and cash equivalents at beginning of period	14,886,246	45,799,672
Cash and cash equivalents at end of period	$892,584	$3,005,639

Supplemental and non-cash financing cash flow information:
Taxes paid	$—	$99,549
Interest paid	1,196,620	681,052
Non-cash portfolio purchases	648,744	23,959,450
Non-cash dividend reinvestments	18,593,591	15,923,964

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited)

June 30, 2021

							% of
			Acquisition	Principal/			Net
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(10)	Date	Shares	Cost	Fair Value(2),(6)	Assets
Control/affiliate investments(15)
Senior Secured Term Loans(7),(8)
Mojix, Inc.	Application Software	Tranche I: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 7/15/2021 (4)	5/16/2017	$6,519,240	$6,502,036	$5,983,889	1.25%
		Tranche II: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 7/15/2021 (4)	8/3/2017	2,173,080	2,170,069	1,994,630	0.42
		Tranche III: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 7/15/2021 (4)	7/6/2018	542,721	543,783	498,154	0.10
		Tranche IV: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 7/15/2021 (4)	9/5/2018	541,964	542,215	497,459	0.10
		Tranche V: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 7/15/2021 (4)	1/28/2019	1,079,293	1,073,081	990,645	0.21
		Tranche VI: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 7/31/2021 (4)	12/18/2019	1,034,143	1,034,143	949,221	0.20
Total Senior Secured Term Loans					11,865,327	10,913,998	2.28

Preferred Stocks(7)
Mojix, Inc.	Application Software	Series A-1 Preferred Stock	12/14/2020	67,114,092	800,000	1,108,946	0.23

Warrants(7)
Mojix, Inc.	Application Software	Warrant for Common Stock, exercise price $1.286/share, expires 12/13/2030	12/14/2020	2,349	119,320	—	—
		Warrant for Common Stock, exercise price $2.1286/share, expires 12/13/2030	12/14/2020	5,873	298,325	—	—
		Warrant for Common Stock, exercise price $5.57338/share, expires 12/13/2030	12/14/2020	394,733	828,522	—	—
Total Warrants					1,246,167	—	—
Total Control/affiliate investments					13,911,494	12,022,944	2.52
Non-control/non-affiliate investments
Senior Secured Term Loans(8)
Aria Systems, Inc.	Application Software	Tranche I: LIBOR+9.00%, 11.35% floor, 4.50% ETP, due 12/15/2021	6/29/2018	25,000,000	25,851,328	26,507,396	5.55
		Tranche II: LIBOR+9.00%, 11.35% floor, 4.50% ETP, due 12/15/2021	3/31/2020	2,500,000	2,411,143	2,650,740	0.55
		Tranche III: LIBOR+9.00%, 11.35% floor, due 12/15/2021	4/23/2021	1,000,000	1,000,000	1,000,000	0.21
Allurion Technologies, Inc.	Health Care Technology	LIBOR+9.05%, 9.50% floor, 3.00% ETP, due 3/30/2025	3/30/2021	15,000,000	14,847,502	14,847,502	3.11
Bombora, Inc.	Internet Software and Services	LIBOR+5.00%, 5.50% floor, 3.75% PIK, 2.00% ETP, due 3/31/2025 (4)	3/31/2021	20,158,734	19,834,959	19,834,959	4.15
Brilliant Earth, LLC	Internet Retail	Tranche I: LIBOR+8.25%, 9.25% floor, 4.50% ETP, due 10/15/2023	9/30/2019	35,000,000	35,107,170	35,177,982	7.36
		Tranche II: LIBOR+8.25%, 9.25% floor, 0.75% ETP, due 10/15/2023	12/17/2020	30,000,000	29,840,832	30,152,556	6.31

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited) — (continued)

June 30, 2021

							% of
			Acquisition	Principal/			Net
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(10)	Date	Shares	Cost	Fair Value(2),(6)	Assets
Non-control/non-affiliate investments (continued)
Senior Secured Term Loans(8) (continued)
Circadence Corporation	Application Software	LIBOR+9.50%, 12.00% floor, 7.50% ETP, due 12/15/2022	12/20/2018	$17,400,000	$17,187,153	$15,905,794	3.33%
CloudPay Solutions Ltd.	Human Resource & Employment Services	LIBOR+9.50%, 1.25% PIK, 11.25% floor, 3.00% ETP, due 12/15/2023 (3),(4),(13)	6/30/2020	25,305,514	25,135,929	25,135,929	5.26
Credit Sesame, Inc.	Specialized Consumer Services	Tranche I: LIBOR+8.35%, 10.25% floor, 2.50% ETP, due 12/15/2023	1/7/2020	35,000,000	35,034,482	34,795,736	7.28
		Tranche II: LIBOR+8.35% , 2.00% PIK on overadvance, 10.25% floor, due 5/15/2023 (4)	1/7/2020	9,539,099	9,539,099	9,478,319	1.98
CrossRoads Extremity Systems, LLC	Health Care Technology	LIBOR+8.15%, 1.50% PIK, 8.65% floor, 3.50% ETP, due 7/1/2025 (4)	6/29/2021	7,500,000	7,255,874	7,255,874	1.52
Dtex Systems, Inc.	Application Software	LIBOR+9.50%, 10.00% floor, 1.75% ETP, due 6/1/2025	6/1/2021	10,000,000	9,904,096	9,904,096	2.07
Echo 360 Holdings, Inc.	Education Services	LIBOR+10.50%, 11.00% floor, 3.00% ETP, due 12/15/2024	6/22/2021	20,000,000	19,926,816	19,926,816	4.17
Fidelis Cybersecurity, Inc.	Internet Software and Services	LIBOR+11.00%, 12.0% Floor, 2.44% ETP, due 5/13/2024	5/13/2021	12,641,254	12,541,372	12,537,571	2.62
FiscalNote, Inc.	Application Software	LIBOR+9.25%, 9.75% floor, 5.00% ETP, due 8/21/2023	10/19/2020	45,000,000	44,887,723	44,887,723	9.40
Gynesonics, Inc.	Health Care Technology	LIBOR+8.75%, 9.25% floor, 3.50% ETP, due 12/1/2025	12/1/2020	30,000,000	29,339,975	29,323,360	6.14
INRIX, Inc.	Internet Software and Services	Tranche I: LIBOR+8.00%, 10.50% floor, 2.50% ETP, due 7/15/2023	7/26/2019	20,000,000	20,048,250	20,048,250	4.20
		Tranche II: LIBOR+8.00%, 10.50% floor, 2.50% ETP, due 7/15/2023	7/26/2019	10,000,000	9,898,882	9,898,882	2.07
Marley Spoon AG	Internet Retail	LIBOR+8.50%, 1.25% PIK, 9.00% floor, due 6/15/2025 (3),(4),(12)	6/30/2021	17,550,000	17,110,084	17,110,084	3.58
Mingle Healthcare Solutions, Inc.	Health Care Technology	LIBOR+9.50%, 11.75% floor, .25% PIK, 10.00% ETP, due 8/15/2022 (4)	8/15/2018	3,953,456	4,351,193	4,302,146	0.90
Pivot3 Holdings, Inc.	Data Processing & Outsourced Services	Tranche I: LIBOR+8.50% PIK, 11.00% floor, 4.00% ETP, due 11/15/2022 (4)	5/13/2019	22,593,161	23,049,601	11,898,196	2.49
		Tranche II: LIBOR+8.50% PIK, 11.00% floor, due 11/15/2022 (4)	3/30/2021	1,080,984	1,080,984	569,181	0.12
		Tranched III: LIBOR+8.50% PIK, 11.00% floor, 4.00% ETP, due 11/15/2022 (4)	3/30/2021	2,526,947	2,531,039	1,330,538	0.28
Porch Group, Inc.	Application Software	LIBOR+8.00%, 8.55% floor, 4.99% ETP, due 12/15/2024 (3), (16)	7/22/2020	40,394,947	40,514,455	40,514,455	8.48

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited) — (continued)

June 30, 2021

							% of
			Acquisition	Principal/			Net
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(10)	Date	Shares	Cost	Fair Value(2),(6)	Assets
Non-control/non-affiliate investments (continued)
Senior Secured Term Loans(8) (continued)
SetPoint Medical Corporation	Health Care Technology	LIBOR+8.75%, 9.25% floor, 4.00% ETP, due 12/1/2025	6/29/2021	$10,000,000	$9,886,574	$9,886,574	2.07%
ShareThis, Inc.	Data Processing & Outsourced Services	Tranche I: LIBOR+9.25%, 11.60% floor, 3.00% ETP, due 7/15/2023	12/3/2018	19,250,000	19,099,162	19,099,161	4.00
		Tranche II: LIBOR+9.25%, 11.60% floor, 3.00% ETP, due 7/15/2023	1/7/2019	750,000	741,181	741,181	0.16
		Tranche III: LIBOR+9.25%, 11.60% floor, 3.00% ETP, due 7/15/2023	7/24/2019	1,000,000	981,727	981,727	0.21
		Tranche IV: LIBOR+8.25%, 10.60% floor, 3.00% ETP, due 7/15/2023	8/18/2020	1,000,000	1,006,026	1,006,026	0.21
The Kairn Corporation	Application Software	Tranche I: LIBOR+9.50% PIK, 10.81% floor, due 12/15/2022 (4)	3/24/2020	1,092,895	1,092,895	1,092,895	0.23
		Tranche II: Fixed 6.50% PIK, due 3/9/2027 (4)	3/9/2020	4,327,450	4,327,450	2,823,303	0.59
VERO Biotech LLC	Health Care Technology	Tranche I: LIBOR+9.05%, 9.55% floor, 3.00% ETP, due 12/1/2024	12/29/2020	25,000,000	24,471,486	24,471,486	5.12
		Tranche II: LIBOR+9.05%, 9.55% floor, 3.00% ETP, due 12/1/2024	3/30/2021	15,000,000	14,901,321	14,901,321	3.12
Total Senior Secured Term Loans					534,737,763	519,997,759	108.85

Preferred Stocks
Aria Systems, Inc.	Application Software	Series G Preferred Stock (7)	7/10/2018	289,419	250,000	369,620	0.08
CareCloud, Inc.	Health Care Technology	11% Series A Cumulative Redeemable Perpetual Preferred Stock (16)	1/8/2020	544,178	14,287,836	15,770,278	3.30
Pivot3 Holdings, Inc.	Data Processing & Outsourced Services	Series 1 Preferred Stock (7)	1/27/2021	2,675,585	2,000,000	—	—
Total Preferred Stocks					16,537,836	16,139,898	3.38

Common Stocks(7)
Porch Group, Inc.	Application Software	Common Stock (3),(16)	12/23/2020	38,079	118,100	737,971	0.15
Ouster, Inc.	Technology Hardware, Storage & Peripherals	Common Stock (3),(16)	3/12/2021	1,209,659	103,010	14,324,110	3.00
zSpace, Inc.	Technology Hardware, Storage & Peripherals	Common Stock	12/31/2020	6,078,499	1,119,096	—	—
Total Common Stocks					1,340,206	15,062,081	3.15

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited) — (continued)

June 30, 2021

							% of
			Acquisition	Principal/			Net
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(10)	Date	Shares	Cost	Fair Value(2),(6)	Assets
Non-control/non-affiliate investments (continued)
Warrants(7)
AllClear ID, Inc.	Specialized Consumer Services	Warrant for Common Stock, exercise price $0.01/share, expires 9/1/2027	9/1/2017	870,514	$1,749,733	$736,455	0.15%
Allurion Technologies, Inc.	Health Care Technology	Warrant for Series C Preferred Stock, exercise price $6.58/share, expires 3/30/2031	3/30/2021	79,787	46,289	68,108	0.01
Aria Systems, Inc.	Application Software	Warrant for Series G Preferred Stock, exercise price $0.8638/share, expires 6/29/2028	6/29/2018	2,387,705	1,047,581	3,049,362	0.64
Aspen Group Inc.	Education Services	Warrant for Common Stock, exercise price $6.87/share, expires 7/25/2022	7/25/2017	224,174	583,301	339,000	0.07
Bombora, Inc.	Internet Software and Services	Warrant for Common Stock, exercise price $3.29/share, expires 3/31/2031	3/31/2021	121,581	174,500	187,658	0.04
Brilliant Earth, LLC	Internet Retail	Warrant for Class P Units, exercise price $5.25/share, expires 9/30/2029	9/30/2019	333,333	973,000	1,823,333	0.38
		Warrant for Class P Units, exercise price $10.00/share, expires 12/17/2030	12/17/2020	25,000	25,500	75,500	0.02
CareCloud, Inc.	Health Care Technology	Warrant for Common Stock, exercise price $7.50/share, expires 1/8/2022	1/8/2020	1,000,000	435,000	1,725,000	0.36
		Warrant for Common Stock, exercise price $10.00/share, expires 1/8/2023	1/8/2020	1,000,000	837,000	1,733,000	0.36
Circadence Corporation	Application Software	Warrant for Series A-6 Preferred Stock, exercise price $1.17/share, expires 12/20/2028	12/20/2018	1,538,462	3,630,000	2,678,948	0.56
		Warrant for Series A-6 Preferred Stock, exercise price $1.17/share, expires 10/31/2029	10/31/2019	384,615	845,540	669,737	0.14
CloudPay Solutions Ltd.	Human Resource & Employment Services	Warrant for Series B Preferred Stock, exercise price $66.53/share, expires 6/30/2030 (3),(13)	6/30/2020	11,273	217,500	407,625	0.09
Credit Sesame, Inc.	Specialized Consumer Services	Warrant for Common Stock, exercise price $0.01/share, expires 1/7/2030	1/7/2020	191,601	424,800	1,580,833	0.33
CrossRoads Extremity Systems, LLC	Health Care Technology	Warrant for Series C Preferred Stock, exercise price $3.79/share, expires 6/29/2031	6/29/2021	69,261	94,888	94,888	0.02
Dejero Labs Inc.	System Software	Warrant for Common Stock, exercise price $0.01/share, expires 5/31/2029 (3),(11)	5/31/2019	333,621	192,499	570,597	0.12
Dtex Systems, Inc.	Application Software	Warrant for Series C-Prime Preferred Stock, exercise price $0.6000/share, expires 6/1/2025	6/1/2018	500,000	59,000	313,381	0.07
		Warrant for Series C-Prime Preferred Stock, exercise price $0.6000/share, expires 7/11/2026	7/11/2019	833,333	114,719	522,301	0.11

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited) — (continued)

June 30, 2021

							% of
			Acquisition	Principal/			Net
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(10)	Date	Shares	Cost	Fair Value(2),(6)	Assets
Non-control/non-affiliate investments (continued)
Warrants(7) (continued)
Echo 360 Holdings, Inc.	Education Services	Warrant for Series E Preferred Stock, exercise price $1.5963/share, expires 5/3/2029	5/3/2019	1,066,767	$299,762	$629,630	0.13%
		Warrant for Series E Preferred Stock, exercise price $1.5963/share, expires 6/21/2031	6/21/2021	125,502	74,046	74,074	0.02
Fidelis Cybersecurity, Inc.	Internet Software and Services	Warrant for Common Stock, exercise price $337.50/share, expires 5/13/2031 (17)	5/13/2021	—	—	—	—
FiscalNote, Inc.	Application Software	Warrant for Common Stock, exercise price $0.01/share, expires 10/19/2030	10/19/2020	194,673	438,014	1,643,754	0.34
Gynesonics, Inc.	Health Care Technology	Success fee, expires 12/1/2027 (13)	12/1/2020	—	498,900	559,917	0.12
INRIX, Inc.	Internet Software and Services	Warrant for Common Stock, exercise price $9.29/share, expires 7/26/2029	7/26/2019	150,804	522,083	1,141,521	0.24
Longtail Ad Solutions, Inc. (dba JW Player)	Internet Software and Services	Warrant for Common Stock, exercise price $1.49/share, expires 12/12/2029	12/12/2019	387,596	46,552	422,868	0.09
Massdrop, Inc.	Computer & Electronics Retail	Warrant for Series B Preferred Stock, exercise price $1.1938/share, expires 7/22/2029	7/22/2019	848,093	183,188	251,884	0.05
Mingle Healthcare Solutions, Inc.	Health Care Technology	Warrant for Series AA Preferred Stock, exercise price $0.24/share, expires 8/15/2028	8/15/2018	1,625,000	492,375	—	—
3DNA Corp. (dba NationBuilder)	Application Software	Warrant for Series C-1 Preferred Stock, exercise price $1.4643/share, expires 12/28/2028	12/28/2018	273,164	104,138	—	—
Porch Group, Inc.	Application Software	Earnout, expires 12/23/2023 (3), (13), (16)	12/23/2020	1,412	—	27,365	0.01
RealWear, Inc.	Technology Hardware, Storage & Peripherals	Warrant for Series A Preferred Stock, exercise price $4.4464/share, expires 10/5/2028	10/5/2018	112,451	135,841	—	—
		Warrant for Series A Preferred Stock, exercise price $4.4464/share, expires 12/28/2028	12/28/2018	22,491	25,248	—	—
		Warrant for Series A Preferred Stock, exercise price $6.78/share, expires 6/27/2029	6/27/2019	123,894	380,850	—	—
Scale Computing, Inc.	System Software	Warrant for Common Stock, exercise price $0.80/share, expires 3/29/2029	3/29/2019	9,665,667	345,816	—	—
SetPoint Medical Corporation	Health Care Technology	Warrant for Class B Preferred Stock, exercise price $1.00/share, expires 6/29/2031 (3),(7)	6/29/2021	400,000	14,060	14,060	0.00
ShareThis, Inc.	Data Processing & Outsourced Services	Warrant for Series D-3 Preferred Stock, exercise price $2.4320/share, expires 12/3/2028	12/3/2018	647,615	2,162,000	2,162,000	0.45
STN Video Inc.	Advertising	Warrant for Class B Non-Voting Stock, exercise price $0.67/share, expires 6/30/2027 (3),(7)	6/30/2017	191,500	246,461	11,000	0.00
The Kairn Corporation	Application Software	Warrant for Common Stock, exercise price $0.01/share, expires 3/9/2030	3/9/2020	81,177	—	453,751	0.09

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited) — (continued)

June 30, 2021

							% of
			Acquisition	Principal/			Net
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(10)	Date	Shares	Cost	Fair Value(2),(6)	Assets
Non-control/non-affiliate investments (continued)
Warrants(7) (continued)
VERO Biotech LLC	Health Care Technology	Success fee, expires 12/29/2025 (14)	12/29/2020	—	$376,500	$426,930	0.09%
Total Warrants					17,796,684	24,394,480	5.11
Total non-control/non-affiliate investments					570,412,489	575,594,218	120.48
U.S. Treasury
		U.S. Treasury Bill, 0.025%, due 07/08/2021 (9)	6/30/2021	20,000,000	19,999,903	19,999,889	4.19
		U.S. Treasury Bill, 0.005%, due 07/06/2021	6/30/2021	10,000,000	9,999,993	9,999,992	2.09
Total U.S.Treasury					29,999,896	29,999,881	6.28
Total Investments					$614,323,879	$617,617,043	129.28%

(1)	Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates, as applicable. Unless otherwise indicated, all of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to the 3-Month London Interbank Offered Rate (“LIBOR”) or the U.S. Prime Rate. At June 30, 2021, the 3-Month LIBOR was 0.15% and the U.S. Prime Rate was 3.25%.
(2)	All investments in portfolio companies, which as of June 30, 2021 represented 123.00% of the Company’s net assets, are restricted as to resale and were valued at fair value as determined in good faith by the Company’s Board of Directors.
(3)	Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Non-qualifying assets at fair value represent 16.00% of total assets as of June 30, 2021. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying assets until such time as it complies with the requirements of Section 55(a) of the 1940 Act.
(4)	Represents a PIK security. PIK interest is accrued and will be paid at maturity.
(5)	Disclosures of end-of-term-payments (“ETP”) are one-time payments stated as a percentage of original principal amount.
(6)	Investments are held at Fair Value net of the Fair Value of Unfunded Commitments. See Note 3 for additional detail.
(7)	Investments are non-income producing.
(8)	The Credit Agreement (as defined in Note 10) is secured by a perfected first priority security interest in each of the Company’s senior secured term loan investments, except for the Mojix, Inc., Pivot3 Holdings, Inc., and The Kairn Corporation senior secured term loans.
(9)	Treasury bill with $20,000,000 par value was purchased pursuant to a 0.30% reverse repurchase agreement with Goldman Sachs dated June 30, 2021, due July 8, 2021, with a repurchase price of $19,900,000 collateralized by a 0.025% U.S. Treasury Bill due July 8, 2021 with a par value of 20,000,000 and fair value of $19,999,889.
(10)	All investments are domiciled in the United States, unless otherwise noted.
(11)	Investment is domiciled in Canada.
(12)	Investment is domiciled in Germany.
(13)	Investment is domiciled in the United Kingdom.
(14)	Investment is either a cash success fee payable or earnout of shares based on the consummation of certain trigger events.
(15)	Control investment, as defined under the 1940 Act, in which the Company owns at least 25% of the investment’s voting securities or has greater than 50% representation on its board.
(16)	Investment is publicly traded and listed on NASDAQ.
(17)	The warrant count is based upon a percentage of ownership of Fidelis Cybersecurity, Inc..

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited) — (continued)

June 30, 2021

The following table shows the fair value of the portfolio company investments in which we are deemed to exercise a controlling influence over the management or policies of the portfolio company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the portfolio company as of June 30, 2021, along with the transactions during the six months ended June 30, 2021:

			For the Six Months Ended June 30, 2021
						Net Change in
		Fair Value			Net Realized	Unrealized	Fair Value
		as of	Gross	Gross	Gains	Appreciation	as of
Portfolio Company(4)	Investment Description	December 31, 2020	Additions(1)	Reductions(2)	(Losses)	(Depreciation)	June 30, 2021(3)
Senior Secured Term Loans
Mojix, Inc.	Tranche I: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 7/15/2021	$4,913,150	$—	$—	$—	$1,070,739	$5,983,889
	Tranche II: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 7/15/2021	1,637,717	—	—	—	356,913	1,994,630
	Tranche III: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 7/15/2021	409,016	—	—	—	89,138	498,154
	Tranche IV: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 7/15/2021	408,445	—	—	—	89,014	497,459
	Tranche V: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 7/15/2021	813,382	—	—	—	177,263	990,645
	Tranche VI: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 7/31/2021	779,370	—	—	—	169,851	949,221
	Tranche VII: LIBOR+12.00% PIK, 12.00% floor, due 4/30/21	—	500,000	(500,000)	—	—	-
Total Senior Secured Term Loans		8,961,080	500,000.00	(500,000.00)	—	1,952,918	10,913,998

Preferred Stocks
Mojix, Inc.	Series A-1 Preferred Stock	884,774	—	—	—	224,172	1,108,946

Warrants
Mojix, Inc.	Warrant for Common Stock, exercise price $1.286/share, expires 12/13/2030	—	—	—	—	—	—
	Warrant for Common Stock, exercise price $2.1286/share, expires 12/13/2030	—	—	—	—	—	—
	Warrant for Common Stock, exercise price $5.57338/share, expires 12/13/2030	—	—	—	—	—	—
Total Warrants		—	—	—	—	—	—
Total Control/affiliate investments		$9,845,854	$500,000	$(500,000)	$—	$2,177,090	$12,022,944

(1)	Gross additions includes increases in the basis of investments resulting from new portfolio investments, PIK interest, accretion of OID, the exchange of one or more existing investments for one or more new investments and the movement of an existing portfolio company into this category from a different category.
(2)	Gross reductions include decreases in the basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing investments for one or more new investments and the movement of an existing portfolio company out of this category into a different category.
(3)	All investments in the portfolio company, which as of June 30, 2021 represented 2.52% of the Company’s net assets, are restricted as to resale and were valued at fair value as determined in good faith by the Company’s Board of Directors.
(4)	The Company earned no investment income from control investments.

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

Schedule of Investments (Unaudited) — (continued)

June 30, 2021

The following tables show the fair value of our portfolio of investments (excluding any U.S. Treasury Bills held) by geographic region and industry as of June 30, 2021:

	June 30, 2021
	Investments at	Percentage of
Geographic Region	Fair Value	Net Assets
Western United States	$276,039,672	57.78%
Northeastern United States	134,288,940	28.11
Northwestern United States	72,368,444	15.15
Southeastern United States	47,150,499	9.87
United Kingdom	25,543,554	5.35
Germany	17,110,084	3.58
South Central United States	14,534,370	3.04
Canada	581,597	0.12
Total	$587,617,160	123.00%

	June 30, 2021
	Investments at	Percentage of
Industry	Fair Value	Net Assets
Application Software	$167,775,535	35.12%
Healthcare Technology	125,380,444	26.24
Internet Retail	84,339,455	17.65
Internet Software & Services	64,071,708	13.41
Specialized Consumer Services	46,591,343	9.75
Data Processing & Outsourced Services	37,788,010	7.91
Human Resource & Employment Services	25,543,554	5.35
Education Services	20,969,520	4.39
Technology Hardware, Storage & Peripherals	14,324,110	3.00
System Software	570,597	0.12
Computer & Electronics Retail	251,884	0.05
Advertising	11,000	0.00
Total	$587,617,160	123.00%

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

See notes to financial statements.

RUNWAY GROWTH CREDIT FUND INC.

 Schedule of Investments — (continued)

December 31, 2020

The following table shows the fair value of the portfolio company investments in which we are deemed to exercise a controlling influence over the management or policies of the portfolio company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the portfolio company as of December 31, 2020, along with the transactions during the year ended December 31, 2020:

			For the Year Ended December 31, 2020
						Net Change in
		Fair Value			Net Realized	Unrealized	Fair Value
		as of	Gross	Gross	Gains	Appreciation	as of
Portfolio Company(4)	Investment Description	December 31, 2019	Additions(1)	Reductions(2)	(Losses)	(Depreciation)	December 31, 2020(3)
Senior Secured Term Loans
Mojix, Inc.	Tranche I: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 7/15/2021	$—	$4,860,763	$—	$—	$52,387	$4,913,150
	Tranche II: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 7/15/2021	—	1,620,255	—	—	17,462	1,637,717
	Tranche III: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 7/15/2021	—	404,654	—	—	4,362	409,016
	Tranche IV: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 7/15/2021	—	404,090	—	—	4,355	408,445
	Tranche V: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 7/15/2021	—	804,709	—	—	8,673	813,382
	Tranche VI: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 7/31/2021	—	771,060	—	—	8,310	779,370
Total Senior Secured Term Loans		—	8,865,531	—	—	95,549	8,961,080

Preferred Stocks
Mojix, Inc.	Series A-1 Preferred Stock	—	800,000	—	—	84,774	884,774

Warrants
Mojix, Inc.	Warrant for Common Stock, exercise price $1.286/share, expires 12/13/2030	—	—	—	—	—	—
	Warrant for Common Stock, exercise price $2.1286/share, expires 12/13/2030	—	—	—	—	—	—
	Warrant for Common Stock, exercise price $5.57338/share, expires 12/13/2030	—	—	—	—	—	—
Total Warrants		—	—	—	—	—	—
Total Control/affiliate investments		$—	$9,665,531	$—	$—	$180,323	$9,845,854

(1)	Gross additions includes increases in the basis of investments resulting from new portfolio investments, PIK interest, accretion of OID, the exchange of one or more existing investments for one or more new investments and the movement of an existing portfolio company into this category from a different category.
(2)	Gross reductions include decreases in the basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing Investments for one or more new investments and the movement of an existing portfolio company out of this category into a different category.
(3)	All investments in the portfolio company, which as of December 31, 2020 represented 2.11% of the Company’s net assets, are restricted as to resale and were valued at fair value as determined in good faith by the Company’s Board of Directors.
(4)	The Company earned no investment income from control investments.

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

The Company was formed primarily to lend to, and selectively invest in, high growth-potential companies in technology, life sciences, healthcare information and services, business services, select consumer services and products in other high-growth industries in the United States. The Company’s investment objective is to maximize its total return to its stockholders primarily through current income on its loan portfolio, and secondarily through capital appreciation on its warrants and other equity positions. The Company’s investment activities are managed by its external investment adviser, Runway Growth Capital LLC (“RGC”). The Company’s administrator, Runway Administrator Services LLC (the “Administrator”), is a wholly owned subsidiary of RGC and provides administrative services necessary for the Company to operate.

In October 2015, in connection with the Company’s formation, the Company issued and sold 1,667 shares of common stock to R. David Spreng, the President and Chief Executive Officer of the Company and Chairman of the Company’s Board of Directors, for an aggregate purchase price of $25,000. The sale of shares of common stock was approved by the unanimous consent of the Company’s sole director at the time. Between December 2016 and December 2017, the Company completed its first private offering of shares of common stock to investors (the “Initial Private Offering”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), and other applicable securities laws. As of June 30, 2021, in connection with the Initial Private Offering, the Company had issued 18,241,157 shares of its common stock for a total purchase price of $275,000,000.

As of June 30, 2021, the Company has completed multiple closings under its second private offering (the “Second Private Offering”) and had accepted aggregate capital commitments of $181,473,500. As of June 30, 2021, the Company has issued 8,352,251 shares of its common stock for a total purchase price of $125,283,766 in connection with the Second Private Offering and $56,189,734 of capital commitments remain undrawn. As of June 30, 2021, the Company has issued 22,564 shares as an additional direct investment by Runway Growth Holdings LLC, an affiliate of RGC, at a per-share price of $15.00 for total proceeds of $338,453. As of June 30, 2021, the Company has issued an additional 6,072,815 shares as part of the dividend reinvestment program. Refer to Note 6 for further detail.

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

Certain items in the June 30, 2020 financial statements have been reclassified to conform to the June 30, 2021 presentation with no net effect on the net increase in net assets resulting from operations.

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

Deferred Credit Facility Fees

The fees and expenses associated with opening the KeyBank loan facilities or Credit Agreement (as defined below) and Credit Facilities (as defined below) are being deferred and amortized as part of interest expense using the effective interest method over the term of the Credit Agreement and the Credit Facilities in accordance with ASC 470, Debt. Debt issuance costs associated with the Credit Agreement and the Credit Facilities are classified as a direct reduction of the carrying amount of borrowings with the Credit Agreement and the Credit Facilities, unless there are no outstanding borrowings, in which case the debt issuance costs are presented as an asset.

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

Pursuant to a reverse repurchase agreement with Goldman Sachs, which expired on July 7, 2021, the Company purchased a U.S. Treasury Bill, due July 8, 2021. The fair value of the related collateral that the Company received for this agreement was $19,999,889 at June 30, 2021. Pursuant to a reverse repurchase agreement with Goldman Sachs which expired on January 6, 2021, the Company purchased a U.S. Treasury Bill, due January 12, 2021. The value of the related collateral that the Company received for this agreement was $70,002,060 at December 31, 2020. At June 30, 2021 and December 31, 2020, the repurchase liability was $19,900,000 and $69,650,000, respectively, which is reflected as Reverse repurchase agreement on the Statement of Assets and Liabilities.

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

The Company currently holds, and expects to hold in the future, some investments in its portfolio that contain payment-in-kind (“PIK”) interest provisions. PIK interest is computed at the contractual rate specified in each loan agreement and is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount of income the Company is required to distribute to stockholders to maintain its qualification as a RIC for U.S. federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest and dividend income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or through a restructuring such that the interest and dividend income is deemed to be collectible. As of June 30, 2021, and December 31, 2020, the Company has not written off any accrued and uncollected PIK interest and dividends. As of June 30, 2021, the Company had six loans to Mojix, Inc. representing an aggregate principal funded of $11,000,000 at a fair value of $10,913,998, on non-accrual status, which represents 2.28% of the Company’s net assets. The non-accrual loans as of June 30, 2021 had total interest of $2,561,665 that would have been accrued into income. Had the loans not been on non-accrual status, $2,039,925 would be payable, and $521,740 would be original issue discount. As of December 31, 2020, the Company had six loans to Mojix, Inc. representing an aggregate principal funded of $11,000,000 at a fair value of $8,961,080, on non-accrual status, which represented 1.92% of the Company's net assets. The non-accrual status loans as of December 31, 2020 had total interest of $1,627,725 that would have been accrued into income. Had the loan not been on non-accrual status, $1,213,861 would be payable, and $413,864 would be original issue discount. For the three and six months ended June 30, 2021, approximately 5.6% and 5.7%, respectively, of the Company’s total investment income was attributable to non-cash PIK interest and dividend income. For the three and six months ended June 30, 2020, approximately 2.1% and 2.9%, respectively, of the Company’s total investment income was attributable to non-cash PIK interest and dividend income.

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

With respect to investments for which market quotations are not readily available, the Company undertakes a multi-step valuation process each quarter, as described below:

●	The quarterly valuation process begins with each portfolio company investment being initially valued by RGC’s investment professionals that are responsible for the portfolio investment;
●	Preliminary valuation conclusions are then documented and discussed with RGC’s senior investment team;
●	At least once annually, the valuation for each portfolio investment, is reviewed by one or more independent valuation firms. Certain investments, however, may not be evaluated by the applicable independent valuation firm if the net asset value and other aspects of such investments in the aggregate do not exceed certain thresholds;
●	The Audit Committee then reviews these preliminary valuations from RGC and the applicable independent valuation firm, if any, and makes a recommendation to the Company’s Board of Directors regarding such valuations; and
●	The Company’s Board of Directors reviews the recommended preliminary valuations and determines the fair value of each investment in the Company’s portfolio, in good faith, based on the input of RGC, the independent valuation firm and the Audit Committee.

The Company’s investments are primarily loans made to and equity and warrants of high growth-potential companies focused in technology, life sciences, healthcare information and services, business services, select consumer services and products and other high-growth industries. These investments are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indices for these types of debt instruments and, thus, RGC’s senior investment team must estimate the fair value of these investment securities based on models utilizing unobservable inputs.

Rule 2a-5 under the 1940 Act was recently  adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The Company is evaluating the impact of adopting Rule 2a-5 on the financial statements and intends to comply with the new rule’s requirements on or before the compliance date in September 2022.

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

This valuation process includes, among other things, evaluating the underlying investment performance, the portfolio company’s current financial condition and ability to raise additional capital, as well as macro-economic events that may impact valuations. These events include, but are not limited to, current market yields and interest rate spreads of similar securities as of the measurement date. Significant increases or decreases in these unobservable inputs could result in a significantly higher or lower fair value measurement; however, a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a signficiant increase or decrease in these unobservable inputs.

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

The Company accounts for income taxes in conformity with ASC Topic 740, Income Taxes ("ASC 740"). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in Consolidated Financial Statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions deemed to meet a "more-likely-than-not" threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statements of Operations. There were no material uncertain income tax positions at June 30, 2021 or December 31, 2020. Although we file federal and state tax returns, our major tax jurisdiction is federal. The previous three tax year-ends and the interim tax period since then remain subject to examination by the Internal Revenue Service.

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

Per Share Information

Basic and diluted earnings per common share is calculated using the weighted-average number of common shares outstanding for the period presented. For the three and six months ended June 30, 2021 and 2020, basic and diluted earnings per share of common stock were the same because there were no potentially dilutive securities outstanding. Per share data is based on the weighted-average shares outstanding.

Distributions

The Company generally intends to distribute, out of assets legally available for distribution, substantially all of its available earnings, on a quarterly basis, subject to the discretion of the Board of Directors. For the three and six  months ended June 30, 2021, the Company declared and paid dividends in the amount of $11,859,731 and $23,482,930, respectively, of which $2,449,360 and $4,889,338, respectively, was distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s dividend reinvestment plan. For the threeand six  months ended June 30, 2020, the Company declared dividends in the amount of $9,242,578 and $19,567,064, respectively, of which $1,704,037 and $3,643,100, respectively, was distributable in cash and the remainder distributable in shares to stockholders pursuant to the Company’s dividend reinvestment plan.

Organization and Offering Costs

Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services and other fees pertaining to the Company’s organization, all of which are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s private placement memorandum and other offering documents, including travel-related expenses related to the Initial Private Offering. Pursuant to the investment advisory agreement in place between the Company and RGC at the time of the Initial Private Offering, the Company and RGC agreed that organization and offering costs incurred in connection with the Initial Private Offering would be borne by the Company up to a maximum amount of $1,000,000, provided that the amount of such costs in excess of $1,000,000 would be paid by RGC. As of December 31, 2016, the Company had already incurred the maximum amount of $1,000,000 in organization and offering costs incurred in connection with the Initial Private Offering. As a result, for the three and six  months ended June 30, 2021 and 2020, the Company did not incur any organization or offering expenses in connection with the Initial Private Offering.

Offering costs related to new or follow-on offerings, including the Second Private Offering, were accumulated and charged to additional paid in capital at the time of closing beginning in 2019. These offering costs related to the Second Private Offering are subject to a cap of $600,000, excluding placement agent fees which have no cap, of which the Company will bear the cost. As of June 30, 2021 and December 31, 2020, respectively, the Company had accumulated and recorded $613,820 and $608,989 of offering costs related to the Second Private Offering. As of each of June 30, 2021 and December 31, 2020, respectively, $154,738 and $123,009 in placement agent fees had been incurred. Under the terms of the Second Private Offering, offering costs in excess of $600,000, excluding placement agent fees, will be reimbursed by RGC.

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

At June 30, 2021, the Company had $122,560,569 in unfunded loan commitments to provide debt financing to its portfolio companies. The balance of unfunded commitments to extend financing as of June 30, 2021 was as follows:

Portfolio Company	Investment Type	June 30, 2021
Allurion Technologies, Inc.	Senior Secured Term Loan	$10,000,000
Credit Sesame, Inc.	Senior Secured Term Loan	585,569
CrossRoads Extremity Systems, LLC	Senior Secured Term Loan	7,500,000
Dtex Systems, Inc.	Senior Secured Term Loan	15,000,000
Fidelis Cybersecurity, Inc.	Senior Secured Term Loan	1,000,000
Gynesonics, Inc.	Senior Secured Term Loan	20,000,000
Marley Spoon AG	Senior Secured Term Loan	20,475,000
Porch Group, Inc.	Senior Secured Term Loan	10,000,000
SetPoint Medical Corporation	Senior Secured Term Loan	25,000,000
ShareThis, Inc.	Senior Secured Term Loan	3,000,000
VERO Biotech LLC	Senior Secured Term Loan	10,000,000
Total unused commitments to extend financing		$122,560,569

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

The Company’s management believes that its available cash balances, availability under the Credit Agreement and/or ability to drawdown capital from investors provides sufficient funds to cover its unfunded commitments as of June 30, 2021. The Company has evaluated the expected net future cash flows related to unfunded commitments and determined the fair value to be zero as of June 30, 2021 and December 31, 2020.

The Company is currently not subject to any material legal proceedings, nor, to its knowledge, is any material proceeding threatened against the Company. From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of its rights under contracts with its portfolio companies. While the outcome of any such legal proceedings cannot be predicted with certainty, the Company does not expect that any such proceedings will have a material effect upon its business, financial condition or results of operations.

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

Note 5 – Net Increase in Net Assets Resulting from Operations per Common Share

The following information sets forth the computation of basic income per common share for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Net increase in net assets resulting from operations	$6,711,343	$13,574,289	$16,082,671	$15,321,533
Weighted-average shares outstanding for the period
Basic	32,396,396	26,645,717	31,953,287	26,266,501
Diluted	32,396,396	26,645,717	31,953,287	26,266,501
Per Share Data(1):
Basic and diluted income per common share
Basic	$0.21	$0.51	$0.50	$0.58
Diluted	$0.21	$0.51	$0.50	$0.58

(1)	Per share data is based on average weighted shares outstanding.

Note 6 – Net Assets

The Company has the authority to issue 100,000,000 shares of common stock, $0.01 par value per share.

During the three months ended June 30, 2021, the Company issued 637,127 shares for $9,410,371 in connection with the reinvestment of dividends. The following table summarizes capital activity during the three months ended June 30, 2021:

	Common Stock		Additional	Distributable	Total
			Paid-in	(Losses)	Net
	Shares	Amount	Capital	Earnings	Assets
Balance, beginning of period	32,053,327	$320,533	$476,351,521	$(3,194,630)	$473,477,424
Issuance of common stock	—	—	—	—	—
Reinvestment of dividends	637,127	6,371	9,404,000	—	9,410,371
Offering costs	—	—	(310)	—	(310)
Net investment income	—	—	—	11,340,477	11,340,477
Net realized gain (loss) on investments	—	—	—	(4,595,853)	(4,595,853)
Net change in unrealized appreciation
(depreciation) on investments	—	—	—	(33,281)	(33,281)
Dividends declared	—	—	—	(11,859,731)	(11,859,731)
Tax reconciliation of stockholders'
equity in accordance with U.S. GAAP	—	—	—	—	—
Balance, end of period	32,690,454	$326,904	$485,755,211	$(8,343,018)	$477,739,097

During the six months ended June 30, 2021, the Company issued 1,255,942 shares for $18,593,591 in connection with the reinvestment of dividends. The following table summarizes capital activity during the six months ended June 30, 2021:

	Common Stock		Additional	Distributable	Total
			Paid-in	(Losses)	Net
	Shares	Amount	Capital	Earnings	Assets
Balance, beginning of period	31,414,051	$314,140	$466,872,304	$(942,759)	$466,243,685
Issuance of common stock	20,461	205	306,706	—	306,911
Reinvestment of dividends	1,255,942	12,559	18,581,032	—	18,593,591
Offering costs	—	—	(4,831)	—	(4,831)
Net investment income	—	—	—	22,822,211	22,822,211
Net realized gain (loss) on investments	—	—	—	(4,795,077)	(4,795,077)
Net change in unrealized appreciation
(depreciation) on investments	—	—	—	(1,944,463)	(1,944,463)
Dividends declared	—	—	—	(23,482,930)	(23,482,930)
Tax reconciliation of stockholders'
equity in accordance with U.S. GAAP	—	—	—	—	—
Balance, end of period	32,690,454	$326,904	$485,755,211	$(8,343,018)	$477,739,097

During the three months ended June 30, 2020, the Company issued 529,020 shares for $7,538,541 in connection with the reinvestment of dividends. The following table summarizes capital activity during the three months ended June 30, 2020:

	Common Stock		Additional	Distributable	Total
			Paid-in	(Losses)	Net
	Shares	Amount	Capital	Earnings	Assets
Balance, beginning of period	26,407,367	$264,074	$393,019,555	$(16,891,987)	$376,391,642
Issuance of common stock	—	—	—	—	—
Reinvestment of dividends	529,020	5,290	7,533,251	—	7,538,541
Offering costs	—	—	(7,836)	—	(7,836)
Net investment income	—	—	—	7,873,841	7,873,841
Net realized gain (loss) on investments	—	—	—	203,854	203,854
Net change in unrealized appreciation
(depreciation) on investments	—	—	—	5,496,594	5,496,594
Dividends declared	—	—	—	(9,242,578)	(9,242,578)
Tax reconciliation of stockholders'
equity in accordance with U.S. GAAP	—	—	—	—	—
Balance, end of period	26,936,387	$269,364	$400,544,970	$(12,560,276)	$388,254,058

During the six months ended June 30, 2020, the Company issued 1,104,152 shares for $15,923,964 in connection with the reinvestment of dividends. The following table summarizes capital activity during the six months ended June 30, 2020:

	Common Stock		Additional	Distributable	Total
			Paid-in	(Losses)	Net
	Shares	Amount	Capital	Earnings	Assets
Balance, beginning of period	25,811,214	$258,112	$384,369,854	$(8,314,745)	$376,313,221
Issuance of common stock	21,021	210	315,098	—	315,308
Reinvestment of dividends	1,104,152	11,042	15,912,922	—	15,923,964
Offering costs	—	—	(52,904)	—	(52,904)
Net investment income	—	—	—	17,517,428	17,517,428
Net realized gain (loss) on investments	—	—	—	(6,513,408)	(6,513,408)
Net change in unrealized appreciation
(depreciation) on investments	—	—	—	4,317,513	4,317,513
Dividends declared	—	—	—	(19,567,064)	(19,567,064)
Tax reconciliation of stockholders'
equity in accordance with U.S. GAAP	—	—	—	—	—
Balance, end of period	26,936,387	$269,364	$400,544,970	$(12,560,276)	$388,254,058

The shares of common stock issued, the price per share and the proceeds raised, from inception through June 30, 2021, are detailed in the following table:

	Shares	Price Per
Issuance Date	Issued	Share	Gross Proceeds
October 8, 2015	1,667	$15.00	$25,000
December 22, 2016	333,333	15.00	5,000,000
April 19, 2017	1,000,000	15.00	15,000,000
June 26, 2017	1,666,667	15.00	25,000,000
September 12, 2017	2,666,667	15.00	40,000,000
December 22, 2017	3,000,000	15.00	45,000,000
May 31, 2018(1)	70,563	14.82	1,045,570
August 31, 2018(1)	117,582	14.92	1,754,244
September 27, 2018	1,997,337	15.02	30,000,000
November 15, 2018(1)	202,779	15.07	3,055,498
January 14, 2019	4,344,964	15.19	66,000,000
March 26, 2019(1)	326,431	15.14	4,942,168
May 21, 2019(1)	374,783	15.13	5,670,467
May 24, 2019	3,232,189	15.16	49,000,000
July 16, 2019(1)	464,986	15.13	7,035,236
August 26, 2019(1)	480,121	14.76	7,088,143
October 15, 2019	1,666,667	15.00	25,000,000
November 12, 2019(1)	43,979	14.76	649,123
December 20, 2019	3,333,333	15.00	50,000,000
December 23, 2019(1)	487,166	14.52	7,073,650
March 20, 2020(1)	575,132	14.58	8,385,423
March 31, 2020	21,021	15.00	315,308
May 21, 2020(1)	529,020	14.25	7,538,541
August 6, 2020(1)	550,639	14.41	7,934,712
October 15, 2020	3,333,333	15.00	50,000,000
November 12, 2020(1)	593,692	14.46	8,584,772
March 19, 2021(1)	618,815	14.84	9,183,220
March 24, 2021	20,461	15.00	306,911
May 13, 2021(1)	637,127	14.77	9,410,371
Total	32,690,454		$489,998,357

(1)	Shares were issued as part of the dividend reinvestment plan.

In connection with the Initial Private Offering, the Company issued 18,241,157 shares of its common stock to stockholders for a total purchase price of $275,000,000. Between June 14, 2019 and June 30, 2021, the Company accepted $181,473,500 in capital commitments under its Second Private Offering. As of June 30, 2021 and December 31, 2020, respectively, the Company issued 8,352,251 and 8,352,251 shares of its common stock for aggregate proceeds of $125,283,766 and $125,283,766 under the Second Private Offering. As of June 30, 2021, the Company has issued 22,564 shares as an additional direct investment by Runway Growth Holdings LLC, an affiliate of RGC, at $15.00 per share for total proceeds of $338,453.

Capital commitments may be drawn down from investors by the Company on a pro rata basis, as needed, upon not less than ten (10) days’ prior written notice for the purposes of funding the Company’s investments (including follow-on investments), paying the Company’s expenses, including fees under the second amended and restated investment advisory agreement, by and between the Company and RGC (the “Advisory Agreement”), and/or maintaining a reserve account for the payment of future expenses or liabilities.

Note 7 – Related Party Agreements and Transactions

Amended and Restated Advisory Agreement

On November 29, 2016, the Company’s Board of Directors approved an investment advisory agreement between RGC and the Company, under which RGC, subject to the overall supervision of the Board of Directors, manages the day-to-day operations of and provides investment advisory services to the Company (together with a subsequent amendment thereto, the “Prior Agreement”). On April 7, 2021, the Board of Directors approved the Advisory Agreement at a virtual meeting and recommended that the Company’s stockholders approve the Advisory Agreement. In reliance upon certain exemptive relief granted by the SEC in connection with the global COVID-19 pandemic, the Board of Directors undertook to ratify the Advisory Agreement at its next in-person meeting which was held in July 2021. The Advisory Agreement amended the Prior Advisory Agreement to include certain revisions to the management and incentive fee calculation mechanisms and clarify language relating to liquidity events. The Advisory Agreement became effective on May 27, 2021 upon approval by the stockholders at a special meeting of stockholders of the Company. Under the terms of the Advisory Agreement, RGC:

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

Base Management Fee

The base management fee is payable on the first day of each calendar quarter.

For purposes of the Advisory Agreement, a “Spin-Off transaction” includes either a transaction whereby (a) the Company offers its stockholders the option to elect to either (i) retain their ownership of shares of the Company’s common stock, or (ii) exchange their shares of the Company’s common stock for shares of common stock in a newly formed entity (the “Public Fund”) that will elect to be regulated as a BDC under the 1940 Act and treated as a RIC under Subchapter M of the Code (the “Public Fund Spin Off”); or (b) the Company completes a listing of the Company’s securities on any securities exchange (an “Exchange Listing”). The base management fee will be an amount equal to 0.40% (1.60% annualized) of the Company’s average daily Gross Assets (defined below) during the most recently completed calendar quarter for so long as the aggregate amount of Gross Assets of the Company as of the end of the most recently completed calendar quarter is equal or greater than $500,000,000 but less than $1,000,000. For purposes of the Advisory Agreement, “Gross Assets” is defined as the Company’s gross assets, including assets purchased with borrowed funds or other forms of leverage, as well as any paid-in-kind interest, as of the end of the most recently completed fiscal quarter. If the aggregate amount of the Company’s Gross Assets as of the end of the most recently completed calendar quarter is less than $500,000,000the base management fee will be an amount equal to 0.4375% (1.75% annualized) of the Company’s average daily Gross Assets during the most recently completed calendar quarter. If the aggregate amount of the Company’s Gross Assets as of the end of the most recently completed calendar quarter is equal to or greater than $1,000,000,000, the base management fee will be an amount equal to 0.375% (1.50% annualized) of the Company’s average daily Gross Assets during the most recently completed calendar quarter.

RGC earned base management fees of $2,276,341 and $4,345,550 for the three and six months ended June 30, 2021, respectively, and $1,758,729 and $3,295,677 for the three and six months ended June 30, 2020, respectively.

Incentive Fee

The incentive fee, which provides RGC with a share of the income that RGC generates for the Company, consists of an investment-income component and a capital-gains component, which are largely independent of each other, with the result that one component may be payable even if the other is not.

Under the investment-income component (the “Income Incentive Fee”), the Company pays RGC each quarter an incentive fee with respect to the Company’s Pre-Incentive Fee net investment income. The Income Incentive Fee is calculated and payable quarterly in arrears based on the Pre-Incentive Fee net investment income for the immediately preceding fiscal quarter. Payments based on Pre-Incentive Fee net investment income will be based on the Pre-Incentive Fee net investment income earned for the quarter. For this purpose, “Pre-Incentive Fee net investment income” means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial and consulting fees or other fees that the Company receives from portfolio companies) that the Company accrues during the fiscal quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the amended and restated administration agreement with the Administrator (the “Administration Agreement”), and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero coupon securities), accrued income the Company has not yet received in cash; provided, however, that the portion of the Income Incentive Fee attributable to deferred interest features will be paid, only if and to the extent received in cash, and any accrual thereof will be reversed if and to the extent such interest is reversed in connection with any write off or similar treatment of the investment giving rise to any deferred interest accrual, applied in each case in the order such interest was accrued. Such subsequent payments in respect of previously accrued income will not reduce the amounts payable for any quarter pursuant to the calculation of the Income Incentive Fee described above. Pre-Incentive Fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

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

Until the consummation of a Spin-Off transaction, in the event that (a) the sum of the Company’s cumulative net realized losses since the date of the Company’s election to be regulated as a BDC exceeds 2.0% of the total non-control/non-affiliate investments made by the Company since the date of the Company’s election to be regulated as a BDC through the end of the quarter and (b) the Pre-Incentive Fee net investment income adjusted to include any realized capital gains and losses (“Adjusted Pre-Incentive Fee net investment income”), expressed as an annualized rate of return on the value of the Company’s average daily net assets (defined as total assets less liabilities), since the Company’s election to be regulated as a BDC through the end of the quarter is less than 10.0%, no Income Incentive Fee will be payable for such quarter until the first subsequent quarter in which either (x) the sum of the Company’s cumulative net realized losses since the date of the Company’s election to be regulated as a BDC is equal to or less than 2.0% of the total non-control/non-affiliate investments made by the Company since the date of the Company’s election to be regulated as a BDC through the end of such subsequent quarter or (y) the Adjusted Pre-Incentive Fee net investment income, expressed as an annualized rate of return on the value of the Company’s average daily net assets (defined as total assets less liabilities), since the Company’s election to be regulated as a BDC through the of the end of the quarter equals or exceeds 10.0%; provided, however, that in no event will any Income Incentive Fee be payable for any prior quarter after the three-year anniversary of the end of such quarter.

Under the capital-gains component of the incentive fee (the “Capital Gains Fee”), the Company will pay RGC, as of the end of each calendar year, 20.0% of the Company’s aggregate cumulative realized capital gains, if any, from the date of the Company’s election to be regulated as a BDC through the end of that calendar year, computed net of the Company’s aggregate cumulative realized capital losses and aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid Capital Gains Fee. For the foregoing purpose, the Company’s “aggregate cumulative realized capital gains” will not include any unrealized appreciation. If such amount is negative, then no Capital Gains Fee will be payable for such year.

RGC earned incentive fees of $2,836,303 and $3,812,007, respectively, for the three and six months ended June 30, 2021; $2,229,639 and $2,968,870, respectively, of the incentive fees for the three and six  months ended June 30, 2021 were earned, payable in cash, and $606,664 and $843,137, respectively, of the incentive fees for the three and six months ended June 30, 2021 were accrued and generated from deferred interest (i.e., PIK interest and certain discount accretion) and are not payable pending receipt of cash by the Company. RGC earned incentive fees for the three and six  months ended June 30, 2020 of $905,858 and $3,220,976, respectively; $686,221 and $2,532,754, respectively, of the incentive fees for the three and six months ended June 30, 2020 were earned, payable in cash, and $219,637 and $688,222, respectively, of the incentive fees for the three and six  months ended June 30, 2020 were accrued and deferred (i.e., PIK interest and certain discount accretion) and are not payable pending receipt of cash by the Company.

The capital gains incentive fee consists of fees related to realized gains, realized capital losses and unrealized capital depreciation. With respect to the incentive fee expense accrual related to the capital gains incentive fee, U.S. GAAP requires that the capital gains invective fee accrual consider the cumulative aggregate unrealized appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized appreciation were realized even though such unrealized appreciation is not permitted to be considered in calculating the fee actually payable under the Advisory Agreement. As of each of June 30, 2021 and December 31, 2020, there was no capital gains incentive fee accrued, earned or payable to RGC under the Advisory Agreement.

Spin-Off Incentive Fee

The Income Incentive Fee will be payable in connection with a Public Fund Spin-Off as follows. The Income Incentive Fee will be calculated as of the date of the completion of each Public Fund Spin-Off and will equal the amount of Income Incentive Fee that would be payable to RGC if (1) all of the Company’s investments were liquidated for their current value and any unamortized deferred portfolio investment-related fees would be deemed accelerated, (2) the proceeds from such liquidation were used to pay all of the Company’s outstanding liabilities, and (3) the remainder were distributed to the Company’s stockholders and paid as incentive fee in accordance with the Income Incentive Fee described in clauses (1) and (2) above for determining the amount of the Income Incentive Fee; provided, however, that in no event will the Income Incentive Fee paid in connection with the completion of the Public Fund Spin-Off(x) include the portion of the Income Incentive Fee attributable to deferred interest features of a particular investment that is not transferred pursuant to the Public Fund Spin-Off until such time as the deferred interest is received in cash, or (y) exceed 20.0% of the Company’s Pre-Incentive Fee net investment income accrued by the Company for the fiscal quarter as of the date of the completion of the Public-Fund Spin-Off. The Company will make the payment of the Income Incentive Fee paid in connection with the completion of the Public Fund Spin-Off in cash on or immediately following the date of the completion of the Public-Fund Spin-Off. After the Public Fund Spin-Off, all calculations relating to the incentive fee payable will be made beginning on the day immediately following the completion of the Public Fund Spin-Off without taking into account the exchanged shares of the Company’s common stock (or contributions, distributions or proceeds relating thereto).

The Capital Gains Fee will be payable in respect of the exchanged shares of the Company’s common stock in connection with the Public Fund Spin-Off and will be calculated as of the date of the completion of the Public Fund Spin-Off as if such date were a calendar year-end for purposes of calculating and paying the Capital Gains Fee.

No Income Incentive Fee or Capital Gains Fee will be payable in connection with the Public Fund Spin-Off unless, on the date of the completion of the Public Fund Spin-Off, the sum of the Company’s (i) Pre-Incentive Fee net investment income and (ii) realized capital gains less realized capital losses and unrealized capital depreciation from the date of the Company’s election to be regulated as a BDC through, and including, the date of the completion of the Public Fund Spin-Off, is greater than 8.0% of the cumulative net investments made by the Company since the Company’s election to be regulated as a BDC.

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

The Company reimbursed the Administrator $163,842 and $479,382, respectively, during the three and six months ended June 30, 2021. As of June 30, 2021, the Company had accrued a net payable to the Administrator of $116,544. Of the total amount reimbursed and accrued during the three and six months ended June 30, 2021, $151,524 and $437,439, respectively, was related to overhead allocation expense. The Company reimbursed the Administrator $144,206 and $306,329, respectively, during the three and six months ended June 30, 2020. As of June 30, 2020, the Company accrued a net payable to the Administrator of $84,432. Of the total amount reimbursed and accrued during the three and six months ended June 30, 2020, $141,901 and $274,694, respectively, was related to overhead allocation expense. As of December 31, 2020, the Company had accrued a net payable to the Administrator of $143,515. Administration fees, which include fees payable by the Administrator to third-party service providers who provide additional administration services for the Company, were $92,760 and $240,860 for the three and six months ended June 30, 2021, respectively. Administration fees, which include fees payable by the Administrator to third-party service providers who provide additional administration services for the Company, were $121,369 and $245,680 for the three and six months ended June 30, 2020, respectively.

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

Oaktree Strategic Relationship

In December 2016, the Company and RGC entered into a strategic relationship with Oaktree Capital Management, L.P. (“Oaktree”). As part of the strategic relationship, OCM Growth Holdings, LLC, a Delaware limited liability company (“OCM”) managed by Oaktree, made an initial $125.0 million capital commitment to the Company, which was subsequently increased to $139.0 million (the “Initial OCM Commitment”). On September 14, 2019, in connection with the Second Private Offering, the Company accepted a capital commitment from OCM in the amount of $112.5 million (the “Subsequent OCM Commitment and, together with the Initial OCM Commitment, the “OCM Commitment”). As of June 30, 2021, OCM owns 18,763,829 shares of our common stock or 57% of our total issued and outstanding shares. Pursuant to an irrevocable proxy, the shares of the Company’s common stock held by OCM must be voted in the same manner that our other stockholders vote their shares.

In connection with the OCM Commitment, the Company entered into a stockholder agreement, dated December 15, 2016, with OCM, pursuant to which OCM has a right to nominate a member of the Company’s Board of Directors for election for so long as OCM holds shares of the Company’s common stock in an amount equal to, in the aggregate, at least one-third (33%) of OCM’s initial $125 million capital commitment. Brian Laibow, Co-Head of North America & Managing Director Opportunities Funds, serves on the Company’s Board of Directors as OCM’s director nominee and is considered an interested director. OCM also holds a minority interest in RGC and has the right to appoint a member of RGC’s board of managers and a member of RGC’s investment committee. Brian Laibow is OCM’s appointee to RGC’s board of managers and investment committee. In connection with the Subsequent OCM Commitment, OCM also purchased additional equity in RGC.

Note 8 – Fair Value Measurements

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820. See Note 2 for discussion of the Company’s valuation policies.

The following tables present information about the Company’s assets and liabilities measured at fair value as of June 30, 2021 and December 31, 2020, respectively:

	As of June 30, 2021
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Common Stock	$737,971	$14,324,110	$—	$15,062,081
Senior Secured Term Loans	—	—	530,911,757	530,911,757
Preferred Stock	15,770,278	—	1,478,566	17,248,844
Warrants	—	27,365	24,367,115	24,394,480
Total Portfolio Investments	16,508,249	14,351,475	556,757,438	587,617,162
U.S. Treasury Bill	29,999,881	—	—	29,999,881
Total Investments	$46,508,130	$14,351,475	$556,757,438	$617,617,043

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Common Stock	$—	$521,940	$—	$521,940
Corporate Bonds	—	333,453	—	333,453
Senior Secured Term Loans	—	—	501,964,657	501,964,657
Preferred Stock	13,230,000	1,429,600	1,336,268	15,995,868
Warrants	—	—	33,008,672	33,008,672
Total Portfolio Investments	13,230,000	2,284,993	536,309,597	551,824,590
U.S. Treasury Bill	70,002,060	—	—	70,002,060
Total Investments	$83,232,060	$2,284,993	$536,309,597	$621,826,650

The Company recognizes transfers into and out of the levels indicated above at the end of each reporting period. During the period ended June 30, 2021, the Company had a warrant investment converted to a common stock investment, resulting in an asset transfer out of Level 3 and into Level 2 at the fair value of $9,492,345. There were no transfers into or out of the levels during the year ended December 31, 2020.

The following table presents a rollforward of Level 3 assets measured at fair value as of June 30, 2021:

	Preferred	Senior Secured
	Stock	Term Loans	Warrants	Total
Fair value at December 31, 2020	$1,336,268	$501,964,657	$33,008,672	$536,309,597
Amortization of fixed income premiums or accretion of discounts	—	3,661,864	—	3,661,864
Purchases of investments(1)	2,000,000	132,838,824	728,728	135,567,552
Sales or repayments of investments(1)	—	(96,452,874)	—	(96,452,874)
Transfers out of Level 3	—	—	(9,492,345)	(9,492,345)
Realized (loss)	—	—	(490,408)	(490,408)
Change in unrealized appreciation (depreciation)	(1,857,702)	(11,100,714)	612,468	(12,345,948)
Fair value at June 30, 2021	$1,478,566	$530,911,757	$24,367,115	$556,757,438
Change in unrealized appreciation (depreciation) on Level 3 investments still held as of June 30, 2021	$142,297	$(9,896,411)	$(8,569,068)	$(18,323,182)

(1)	Includes PIK interest, net of reorganization and restructuring of investments.

The following table presents a rollforward of Level 3 assets measured at fair value as of June 30, 2020:

	Preferred	Senior Secured
	Stock	Term Loans	Warrants	Total
Fair value at December 31, 2019	$437,515	$349,570,424	$18,008,337	$368,016,276
Amortization of fixed income premiums or accretion of discounts	—	4,331,997	—	4,331,997
Purchases of investments(1)	18,687,450	77,680,287	2,011,400	98,379,137
Sales or repayments of investments(1)	—	(57,316,891)	(2,749,949)	(60,066,840)
Realized gain (loss)	—	(7,883,584)	1,179,751	(6,703,833)
Change in unrealized appreciation (depreciation)	(1,233,471)	2,652,095	1,815,431	3,234,055
Fair value at June 30, 2020	$17,891,494	$369,034,328	$20,264,970	$407,190,792
Change in unrealized appreciation (depreciation) on Level 3 investments still held as of June 30, 2020	$13,979	$3,431,640	$(1,855,184)	$1,590,435

(1)	Includes PIK interest, net of reorganization and restructuring of investments.

The following table provides quantitative information regarding Level 3 fair value measurements as of June 30, 2021:

				Range
Description	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average)
Preferred Stock	$1,478,566	Recent private market and merger and acquisition transaction prices	N/A	N/A
Senior Secured Term Loans(1)	506,199,844	Discounted cash flow analysis	Discount rate	8.6%-100.0% (14.1%)
		Market approach	Origination yield	6.8%-100.1% (13.2%)
	24,711,913	PWERM	Discount rate	27.1%-46.3% (37.8%)
Warrants(2)	17,465,202	Option pricing model	Risk-free interest rate	0.0%-1.0% (0.1%)
			Average industry volatility	0.0%-75.0% (50.3%)
			Estimated time to exit	0.0-5.0 (1.4) years
			Revenue multiples	0.00x-9.78x (3.59x)
	6,901,913	PWERM	Discount rate	30.0%-46.0% (37.0%)
			Revenue multiples	3.57x-36.51x (7.33x)
Total Level 3 Investments	$556,757,438

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2020:

				Range
Description	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average)
Preferred Stock	$1,336,268	Recent private market and merger and acquisition transaction prices	N/A	N/A
Senior Secured Term Loans(1)	471,256,844	Discounted Cash Flow analysis	Discount Rate	8.0%-100.0% (14.8%)
		Market approach	Origination yield	11.4%-100.1% (14.3%)
	30,707,813	PWERM	Discount Rate	19.5%-23.8% (20.2%)
Warrants(2)	16,803,367	Option pricing model	Risk-free interest rate	0.1%-0.8% (0.1%)
			Average industry volatility	35.0%-72.2% (56.0%)
			Estimated time to exit	0.3-9.2 (1.5) years
			Revenue Multiples	0.00x-5.85x (1.92x)
	16,205,305	PWERM	Discount Rate	21.0%-40.0% (27.9%)
			Revenue Multiples	0.00x-51.69x (5.62x)
Total Level 3 Investments	$536,309,597

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

(2)

The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are inputs used in the option pricing model (“OPM”), which include industry volatility, risk free interest rate and estimated time to exit. The Equity Allocation model and the Black Scholes model were the main OPMs used during the period ended June 30, 2021 and the year ended December 31, 2020. Probability Weighted Expected Return Models (“PWERM”) and other techniques were used as determined appropriate. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. However, a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase or decrease in the unobservable inputs. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.

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

Warrants

Warrants provide exposure and potential gains upon equity appreciation of the portfolio company’s equity value. A warrant has a limited life and expires on a certain date. As a warrant’s expiration date approaches, the time value of the warrant will decline. In addition, if the stock underlying the warrant declines in price, the intrinsic value of an “in the money” warrant will decline. Further, if the price of the stock underlying the warrant does not exceed the strike price of the warrant on the expiration date, the warrant will expire worthless. As a result, there is the potential for the entire value of an investment in a warrant to be lost. The Company’s volume of warrant investment activity is closely correlated to its primary senior secured loans to portfolio companies. For the three and six  months ended June 30, 2021, the Company had a net realized loss of $273,798 and $490,408, respectively, and a net change in unrealized appreciation of $2,875,080 and $612,468, respectively, from its investments in warrants. For the three and six months ended June 30, 2020, the Company had net realized gains of $0 and $1,179,751, respectively, and a net change in unrealized appreciation of $3,445,598 and $1,815,431, respectively, from its investments in warrants. Realized loss from warrants is included in Realized gain (loss) on non-control/non-affiliate investments, including U.S. Treasury Bills on the Statement of Operations. Net change in unrealized appreciaiont/depreciation from investments in warrants is included in Net Change in unrealized appreciation (depreciation) on non-control/non-affiliate investments, including U.S. Treasury Bills.

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

On June 1, 2021, the Company entered into an amendment (the “June Credit Facility Amendment”) to the Credit Agreement. The June Credit Facility Amendment amended the Credit Agreement to: (i) allow the Company to incur permitted indebtedness without the prior written consent of the Keybank National Association, as administrative agent, subject to the limitations described in the Credit Agreement; (ii) increase the accordion amount under the Credit Agreement from a $300 million maximum aggregate commitment amount to a $350 million maximum aggregate commitment amount; and (iii) amend certain other terms of the Credit Agreement.

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

For the three and six months ended June 30, 2021, the weighted average outstanding debt balance was $86,010,989 and $84,359,116, respectively, and the weighted average effective interest rate under the Credit Agreement and Credit Facilities was 3.5% and 3.5%, respectively. For the three and six months ended June 30, 2020, the weighted average outstanding debt balance was $274,725 and $3,906,593, respectively, and the weighted average effective interest rate under the Credit Agreement and Credit Facilities was 3.98% and 4.88%, respectively.

As of June 30, 2021, the Company had $117,000,000 outstanding under the Credit Agreement with maturity as follows:

	Date of
Loan Facility	Advance	Due Date	Amount	Rate
KeyBank National Association Loan Facility	6/30/2020	5/31/2022	$117,000,000	3.50%
			$117,000,000

As of December 31, 2020, the Company had $99,000,000 outstanding under the Credit Agreement with maturity as follows:

	Date of
Loan Facility	Advance	Due Date	Amount	Rate
KeyBank National Association Loan Facility	6/30/2020	5/31/2022	$99,000,000	3.22%
			$99,000,000

Note 11 – Financial Highlights

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Data(1):
Net asset value at beginning of period	$14.77	$14.25	$14.84	$14.58
Net investment income(3)	0.35	0.30	0.71	0.67
Realized gain (loss)	(0.14)	0.01	(0.15)	(0.25)
Change in unrealized appreciation (depreciation)	—	0.21	(0.06)	0.16
Dividends	(0.37)	(0.35)	(0.73)	(0.74)
Accretion (Dilution)(4)	—	(0.01)	—	(0.01)
Net asset value at end of period	$14.61	$14.41	$14.61	$14.41
Total return based on net asset value(2)	(1.08)%	1.12%	(1.55)%	(1.16)%
Weighted-average shares outstanding for period, basic	32,396,396	26,645,717	31,953,287	26,266,501
Ratio/Supplemental Data:
Net assets at end of period	$477,739,097	$388,254,058	$477,739,097	$388,254,058
Average net assets(5)	$481,543,614	$382,569,050	$477,645,007	$382,389,927
Annualized ratio of net operating expenses to average net assets(6),(7)	4.39%	3.40%	4.40%	3.93%
Annualized ratio of net increase (decrease) in net assets resulting from operations to average net assets(7)	7.36%	14.94%	7.60%	8.88%

(1)	Financial highlights are based on weighted-average shares outstanding.
(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.

(3)	Return from investment operations was 2.37% and 2.11% for the three months ended June 30, 2021 and 2020, respectively. Return from investment operations was 4.78% and 4.60% for the six months ended June 30, 2021 and 2020, respectively. Return from investment operations represents returns on net investment income (loss) from operations.
(4)	Return from accretion was 0.00% and (0.07)% for the three months ended June 30, 2021 and 2020, respectively. Return from accretion was 0.00% and (0.06)% for the six months ended June 30, 2021 and 2020, respectively.
(5)	The annualized ratio of net investment income to average net assets was 11.22% and 8.97% for the three months ended June 30, 2021 and 2020, respectively. The annualized ratio of net investment income to average net assets was 10.45% and 10.03% for the six months ended June 30, 2021 and 2020, respectively.
(6)	The annualized ratio of net operating expenses excluding incentive fees, to average net assets was 3.81% and 3.17% for the three months ended June 30, 2021 and 2020, respectively. The annualized ratio of net operating expenses excluding incentive fees, to average net assets was 3.60% and 3.09% for the six months ended June 30, 2021 and 2020, respectively
(7)	Incentive fees are not annualized.

Note 12 - Subsequent Events

The Company evaluated events subsequent to June 30, 2021 through August 5, 2021.

Effective July 1, 2021, the Company placed three loans to Pivot3 Holdings, Inc. on non-accrual status, representing an aggregate principal funded of $26,201,092 at a fair market value of $13,797,915 and comprises 2.89% of the investment portfolio as of June 30, 2021. On July 20, 2021, the Company also received cash proceeds of $5,000,000 from the sale of a portion of assets held by Pivot3 Holdings, Inc.

On July 1, 2021, Aria Systems, Inc. prepaid its outstanding principal balance of $28,500,000. In addition, the Company received cash proceeds of $1,658,136 in conjunction with ETP, prepayment fees, and interest for total proceeds of $30,158,136.

On July 19, 2021, the Company declared a dividend of $0.34 per share payable on August 12, 2021 to shareholders of record as of July 20, 2021. The Company set June 30, 2021 as the valuation date for shares issued in connection with the dividend pursuant to the Company’s dividend reinvestment plan.

On August 4, 2021, the Company entered into an amendment (the “August Amendment”) to the Credit Agreement to clarify the fee payment schedule and to amend certain other terms of the Credit Agreement.

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

Overview

We are an externally managed, non-diversified closed-end investment management company that was formed on August 31, 2015 as a corporation under the laws of the State of Maryland. We have elected to be regulated as a BDC under the 1940 Act. In addition, we have elected to be treated, have qualified, and intend to continue to qualify annually as a RIC under Subchapter M of the Code. If we fail to qualify as a RIC for any taxable year, we will be subject to corporate-level U.S. federal income tax on any net taxable income for such year. As a BDC and a RIC, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source-of-income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our investment company taxable income and net tax-exempt interest.

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

We commenced investment activities in portfolio securities during the quarter ended June 30, 2017, and we commenced investment activities in U.S. Treasury Bills during the quarter ended December 31, 2016. In October 2015, in connection with our formation, we issued and sold 1,667 shares of our common stock to R. David Spreng, our President, Chief Executive Officer and Chairman of our Board of Directors, for an aggregate purchase price of $25,000. Between December 2016 and December 2017, we completed the Initial Private Offering, in connection with which we called capital and issued 333,333 shares of our common stock to investors for an aggregate purchase price of $5,000,000. As of June 30, 2021, in connection with the Initial Private Offering, we had issued 18,241,157 shares of our common stock to stockholders for a total purchase price of $275,000,000.

As of June 30, 2021, we have completed multiple closings under the Company’s second private offering (the “Second Private Offering”) and had accepted capital commitments of $181,473,500. As of June 30, 2021, in connection with the Second Private Offering, we have issued an aggregate of 8,352,251 shares for a total purchase price of $125,283,766 and $56,189,734 of capital commitments remain undrawn.

As of June 30, 2021, we issued 22,564 shares as an additional direct investment by Runway Growth Holdings LLC, an affiliate of RGC, for a total purchase price of $338,453. As of June 30, 2021, we issued an additional 6,072,815 shares as part of the dividend reinvestment program.

On August 10, 2020, we, RGC, and certain other funds and accounts sponsored or managed by RGC and/or its affiliates were granted an order (the “Order”) that permits us greater flexibility than the 1940 Act permits to negotiate the terms of co-investments if the Board determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by RGC or its affiliates in a manner consistent with our investment objective or criteria, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that the ability to co-invest with similar investment structures and accounts sponsored or managed by RGC or its affiliates will provide additional investment opportunities and the ability to achieve greater diversification. Under the terms of the Order, a majority of our independent directors are required to make certain determinations in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective, criteria, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

Portfolio Composition and Investment Activity

Portfolio Composition

At June 30, 2021, we had investments in 35 portfolio companies, representing 21 companies in which we held loan and warrant investments, four companies in which we held loan investments and common or preferred stocks, 9 companies in which we held warrant investments only, three companies in which we held shares of common or preferred stocks only, and we held two U.S. Treasury Bills. At December 31, 2020, we had investments in 31 portfolio companies, representing 22 companies in which we held loan and warrant investments, eight companies in which we held warrant interests only, one company in which we held bonds, and we held one U.S. Treasury Bill. The following table shows the fair value of our investments, by asset class, as of June 30, 2021 and December 31, 2020:

	June 30, 2021 (Unaudited)			December 31, 2020
			Percentage			Percentage
			of Total			of Total
Investments	Cost	Fair Value	Portfolio	Cost	Fair Value	Portfolio
Portfolio Investments
Common Stocks	$1,340,206	$15,062,081	2.4%	$1,237,196	$521,940	0.1%
Corporate Bonds	—	—	—	253,095	333,453	0.1
Senior Secured Term Loans	546,603,090	530,911,757	86.0	506,555,279	501,964,657	80.7
Preferred Stocks	17,337,836	17,248,844	2.8	19,737,450	15,995,868	2.6
Warrants	19,042,851	24,394,480	3.9	18,804,531	33,008,672	5.3
Total Portfolio Investments	584,323,983	587,617,162	95.1	546,587,551	551,824,590	88.7

U.S. Treasury Bill	29,999,896	29,999,881	4.9	70,001,472	70,002,060	11.3
Total Investments	$614,323,879	$617,617,043	100.0%	$616,589,023	$621,826,650	100.0%

For the three and six months ended June 30, 2021, our debt investment portfolio had a dollar-weighted annualized yield of 15.25% and 14.11%, respectively. We calculate the yield on dollar-weighted debt investments for any period measured as (1) total related investment income during the period divided by (2) the daily average of the fair value of debt investments outstanding during the period. For the three and six months ended June 30, 2020, our debt investment portfolio had an effective annualized yield of 14.52% and 16.12%, respectively. The effective annualized yield on our debt investments is derived by dividing total related investment income for the period by the daily average earning investment portfolio assets outstanding at fair value and excludes noninterest earning assets such as warrants and equity investments. The warrants and other equity we receive from time to time when making loans to portfolio companies are excluded from the calculation of our effective annualized yield because such warrants and other equity do not generate any yield because we do not receive dividends or other payments with respect to our outstanding warrants. As of June 30, 2021, our debt investments had a dollar-weighted average outstanding term of 46 months at origination and a dollar-weighted average remaining term of 32 months, or approximately 2.7 years. As of June 30, 2021, substantially all of our debt investments had an original committed principal amount of between $6 million and $65 million, repayment terms of between 34 months and 60 months and pay cash interest at annual interest rates of between 8.55% and 12.00%.

The following table shows our dollar-weighted annualized yield by investment type for the three and six months ended June 30, 2021 and June 30, 2020:

	Fair Value(1)				Cost(2)
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Investment type:
Debt investments	15.25%	14.52%	14.11%	16.12%	15.09%	14.17%	13.97%	15.73%
Equity interest	2.76%	4.87%	2.73%	3.76%	3.31%	4.66%	3.34%	3.61%
All investments	14.08%	13.53%	13.05%	14.89%	14.17%	13.17%	13.15%	14.51%

(1)	We calculate the dollar-weighted annualized yield on average investment type for any period as (a) total related investment income during the period divided by (b) the daily average of the fair value of the investment type outstanding during the period. The dollar-weighted annualized yield represents the portfolio yield and will be higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.
(2)	We calculate the dollar-weighted annualized yield on average investment type for any period as (a) total related investment income during the period divided by (b) the daily average of the investment type outstanding during the period, at amortized cost. The dollar-weighted annualized yield represents the portfolio yield and will be higher than what investors will realize because it does not reflect our expenses or any saled load paid by investors.

Investment Activity

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments as well as repayments and sales of existing investments. During the six months ended June 30, 2021, the Company funded $81.5 million in six new portfolio companies and $52.2 million in eight existing portfolio companies. The Company also received $94.7 million in loan repayments from nine portfolio companies. During the six months ended June 30, 2020, the Company funded $110.6 million in seven new portfolio companies and $13.9 million in five existing portfolio companies. The Company also received $56.6 million in loan repayments from four portfolio companies and $2.7 million in proceeds from the termination of warrants.

Portfolio Reconciliation

The following is a reconciliation of our investment portfolio, including U.S. Treasury Bills, for the six months ended June 30, 2021 and 2020:

	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020
	(unaudited)	(unaudited)
Beginning Investment Portfolio	$621,826,650	$467,981,699
Purchases of Investments(1)	135,670,562	101,305,339
Purchases of U.S. Treasury Bills	54,999,849	94,999,834
Amortization of Fixed Income Premiums or Accretion of Discounts	3,660,438	4,349,093
Sales or Repayments of Investments	(94,717,114)	(58,635,634)
Scheduled Principal Payments of Investments	(2,066,437)	(2,330,711)
Sales and Maturities of U.S. Treasury Bills	(94,999,162)	(149,986,014)
Realized (Loss) on Investments	(4,813,280)	(6,513,405)
Net Change in Unrealized Appreciation (Depreciation) on Investments	(1,944,463)	4,317,510
Ending Investment Portfolio	$617,617,043	$455,487,711

(3)	Includes PIK interest.

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

The following table shows the investment ratings of our debt investments at fair value as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021			As of December 31, 2020
		% of	Number of		% of	Number of
Investment		Total	Portfolio		Total	Portfolio
Rating	Fair Value	Portfolio	Companies	Fair Value	Portfolio	Companies
1	$—	—	—	$—	—	—
2	411,945,661	66.7%	15	380,796,998	61.2%	15
3	90,337,985	14.6%	5	90,459,846	14.5%	5
4	14,830,196	2.4%	2	30,707,813	4.9%	2
5	13,797,915	2.2%	1	—	—%	—
	$530,911,757	86.0%	23	$501,964,657	80.7%	22

The global COVID-19 pandemic, to date, has had limited impact on the investment ratings of our debt investments, taken as a whole. However, the ongoing impact of the global COVID-19 pandemic is uncertain and we can make no assurances that the pandemic will not have a negative impact on our investment portfolio in the future.

Loans and Debt Securities on Non-Accrual Status

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of June 30, 2021, we had six loans to Mojix, Inc. representing an aggregate principal funded of $11,000,000 at a fair market value of $10,913,998, on non-accrual status, which represents 2.28% of our net assets. As of December 31, 2020, we had six loans to Mojix, Inc. representing an aggregate principal funded of $11,000,000 at a fair market value of $8,961,080, on non-accrual status, which represents 1.92% of our net assets.

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

Comparison of the Three Months Ended June 30, 2021 and 2020

	Three Months Ended		Three Months Ended
	June 30, 2021		June 30, 2020
		Per		Per
	Total	Share(1)	Total	Share(1)
Investment income
Interest and dividend income	$18,618,785	$0.57	$11,633,251	$0.44
Other income	126,817	0.01	167,803	—
Total investment income	18,745,602	0.58	11,801,054	0.44
Operating expenses
Management fees	2,276,341	0.07	1,758,729	0.07
Incentive fees	2,836,303	0.09	905,858	0.03
Interest expense	761,815	0.02	23,082	—
Professional fees	429,902	0.02	383,360	0.02
Overhead allocation expense	208,736	0.01	161,665	0.01
Administration fees	92,760	—	121,369	—
Credit facility fees	419,216	0.01	199,993	0.01
Directors’ fees	69,250	—	60,250	—
Consulting fees	27,500	—	13,301	—
Tax expense	41	—	—	—
Insurance expense	23,275	—	26,438	—
General and administrative expenses	—	—	4,530	—
Other expenses	259,986	0.01	268,638	0.01
Total operating expenses	7,405,125	0.23	3,927,213	0.15
Net investment income	11,340,477	0.35	7,873,841	0.29
Realized gain (loss) on investments	(4,595,853)	(0.14)	203,854	0.01
Net change in unrealized appreciation (depreciation) on investments	(33,281)	(0.00)	5,496,594	0.21
Net increase in net assets resulting from operations	$6,711,343	0.21	$13,574,289	0.51

(1)	The basic per share figures noted above are based on weighted averages of 32,396,396 and 26,645,717 shares outstanding for the three months ended June 30, 2021 and 2020, respectively.

Investment Income

Our investment objective is to maximize total return to our stockholders primarily through current income on our loan portfolio, and secondarily through capital appreciation on our warrants and other equity positions. We intend to achieve our investment objective by investing in high growth-potential, private companies. We typically invest in senior secured and second lien secured loans that generally fall into two strategies: Sponsored Growth Lending and Non-Sponsored Growth Lending. Our Sponsored Growth Lending strategy also typically includes the receipt of warrants and/or other equity from venture-backed companies. We expect our investments in loans will generally range from between $5.0 million to $50.0 million, and the upper end of this range may increase as we raise additional capital.

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

Included in investment income are non-recurring fees primarily comprised of early prepayment fees and unamortized original issue discounts recorded as interest income. Other non-recurring income consisting of amendment fees, legal fees, reimburseable income, and any other fee income for services rendered, if any, are recorded as other income when earned.

Investment income for the three months ended June 30, 2021 and 2020 was $18,745,602 and $11,801,054, respectively, and includes non-recurring income of $2,966,937 and $160,293, respectively. The increase in investment income for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily due to interest income and driven by our deployment of capital, increased invested balance, prepayments, and end-of-term payments, partially offset by falling market interest rates.

Operating Expenses

Our primary operating expenses include the payment of fees to RGC under the Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement, professional fees, and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, including those relating to:

●	fees and expenses related to public and private offerings;
●	sales and repurchases of our securities;
●	our pro-rata portion of fees and expenses related an initial public offering of the Public Fund in connection with a Spin-Off transaction;
●	calculating our net asset value (including the cost and expenses of any independent valuation firm);
●	fees and expenses payable to third parties, including agents, consultants or other advisers, in connection with monitoring financial and legal affairs for us and in providing administrative services, monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;
●	interest payable on debt incurred to finance our investments;
●	sales and purchases of our common stock and other securities;
●	investment advisory and management fees;
●	administration fees payable under the Administration Agreement;
●	transfer agent and custodial fees;
●	federal and state registration fees;
●	all costs of registration and listing our securities on any securities exchange;
●	U.S. federal, state and local taxes;
●	independent directors’ fees and expenses;
●	costs of preparing and filing reports or other documents required by the SEC, the Financial Industry Regulatory Authority or other regulators;
●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;
●	our allocable portion of any fidelity bond, directors’ and officers’ errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and
●	all other expenses incurred by us, our Administrator or RGC in connection with administering our business, including payments under the Administration Agreement based on our allocable portion of our Administrator’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs.

Operating expenses for the three months ended June 30, 2021 and 2020 were $7,405,125 and $3,927,213, respectively. Operating expenses increased for the three months ended June 30, 2021 from the three months ended June 30, 2020 primarily due to an increase in incentive fees, management fees, and interest expense due to an increase in leverage utilization. Operating expenses per share for the three months ended June 30, 2021 and 2020 were $0.23 per share and $0.15 per share, respectively.

Incentive Fees

Incentive fees for the three months ended June 30, 2021 and 2020 were $2,836,303 and $905,858, respectively, incurred primarily due to net investment income. Incentive fees increased for the three months ended June 30, 2021 from the three months ended June 30, 2020 primarily due to an increase in net investment income arising from prepayments. $2,229,639 of the incentive fees for the three months ended June 30, 2021 were earned, payable in cash, and included under Accrued incentive fees on the Statement of Assets and Liabilities as of June 30, 2021. $606,664 of the incentive fees for the three months ended June 30, 2021 were deferred and accrued, and included in Accrued incentive fees on the Statement of Assets and Liabilities as of June 30, 2021. $686,221 of the incentive fees for the three months ended June 30, 2020 were earned, payable in cash, and included under Accrued incentive fees on the Statement of Assets and Liabilities as of June 30, 2020. $219,637 of the incentive fees for the three months ended June 30, 2020 were deferred and accrued, and included under Accrued incentive fees on the Statement of Assets and Liabilities as of June 30, 2020. Incentive fees related to PIK or deferred interest are accrued and payment is deferred until such interest is collected in cash. Incentive fees per share for the three months ended June 30, 2021 and June 30, 2020 were $0.09 and $0.03 per share, respectively.

Net Investment Income

Net investment income for the three months ended June 30, 2021 and 2020 was $11,340,477 and $7,873,841, respectively. Net investment income increased for the three months ended June 30, 2021 from the three months ended June 30, 2020, primarily due to an increase in interest income resulting from an increase in the size of the investment portfolio and an increase in prepayments. Net investment income per share for the three months ended June 30, 2021 and 2020 was $0.35 per share and $0.29 per share, respectively.

Net Realized Gain (Loss) on Investments

The net realized loss on investments of $4,595,853 for the three months ended June 30, 2021 was primarily due to the loss on a portion of our investment in the preferred stock of CareCloud, Inc. The net realized gain on investments of $203,854 for the three months ended June 30, 2020 was primarily due to the gain on our common stock of TriplePoint Venture Growth BDC Corp.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Net change in unrealized depreciation on investments of $33,281 for the three months ended June 30, 2021 was primarily due to decreases in the fair value of our senior secured loans to Pivot3 Holdings, Inc. and our investment in the preferred stock of Pivot3 Holdings, Inc. This was partially offset by an increase in the fair value of our investment in the common stock of Ouster, Inc. The net change in unrealized appreciation on investments of $5,496,594 for the three months ended June 30, 2020 was primarily due to increases in the fair value of our senior secured loan to Scale Computing, Inc., our preferred stock and warrants in MTBC, Inc., and our common stock in Hercules Capital, Inc.

Net Increase in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of $6,711,343 for the three months ended June 30, 2021, as compared to a net increase in net assets resulting from operations of $13,574,289 for the three months ended June 30, 2020. The net decrease in net assets resulting from operations for the three months ended June 30, 2021 from the three months ended June 30, 2020 was primarily due a decrease in unrealized appreciation in our portfolio for the three months ended June 30, 2021.

Comparison of the Six Months Ended June 30, 2021 and 2020

	Six Months Ended		Six Months Ended
	June 30, 2021		June 30, 2020
		Per		Per
	Total	Share(1)	Total	Share(1)
Investment income
Interest and dividend income	$34,927,146	$1.09	$26,024,295	$0.99
Other income	241,230	0.01	597,616	0.02
Total investment income	35,168,376	1.10	26,621,911	1.01
Operating expenses
Management fees	4,345,550	0.14	3,295,677	0.13
Incentive fees	3,812,007	0.12	3,220,976	0.12
Interest expense	1,489,730	0.05	187,494	0.01
Professional fees	646,065	0.02	721,173	0.03
Overhead allocation expense	406,119	0.01	345,983	0.01
Administration fees	240,860	0.01	245,680	0.01
Credit facility fees	709,201	0.02	378,722	0.01
Directors’ fees	134,000	—	128,000	—
Consulting fees	42,500	—	30,301	—
Tax expense	41	—	1,319	—
Insurance expense	46,551	—	52,876	—
General and administrative expenses	929	—	28,250	—
Other expenses	472,612	0.02	468,032	0.02
Total operating expenses	12,346,165	0.39	9,104,483	0.34
Net investment income	22,822,211	0.71	17,517,428	0.67
Realized (loss) on investments	(4,795,077)	(0.15)	(6,513,408)	(0.25)
Net change in unrealized appreciation (depreciation) on investments	(1,944,463)	(0.06)	4,317,513	0.16
Net increase in net assets resulting from operations	$16,082,671	0.50	$15,321,533	0.58

(2)	The basic per share figures noted above are based on weighted averages of 31,953,287 and 26,266,501 shares outstanding for the six months ended June 30, 2021 and 2020, respectively.

Investment Income

Investment income for the six months ended June 30, 2021 and 2020 was $35,168,376 and $26,621,911, respectively, and includes non-recurring income of $3,569,046 and $2,848,465, respectively. The increase in investment income for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to interest income and driven by our deployment of capital, increased invested balance, prepayments, and end-of-term payments, partially offset by falling market interest rates.

Operating Expenses

Operating expenses for the six months ended June 30, 2021 and 2020 were $12,346,165 and $9,104,483, respectively. Operating expenses increased for the three months ended June 30, 2021 from the six months ended June 30, 2020 primarily due to an increase in incentive fees, management fees, and interest expense due to an increase in leverage utilization. Operating expenses per share for the six months ended June 30, 2021 and 2020 were $0.39 per share and $0.34 per share, respectively.

Incentive Fees

Incentive fees for the six months ended June 30, 2021 and 2020 were $3,812,007 and $3,220,976, respectively, incurred primarily due to net investment income. Incentive fees increased for the three months ended June 30, 2021 from the six months ended June 30, 2020 primarily due to an increase in net investment income arising from prepayments. $2,968,870 of the incentive fees for the six months ended June 30, 2021 were earned, payable in cash, and included under Accrued incentive fees on the Statement of Assets and Liabilities as of June 30, 2021. $843,137 of the incentive fees for the six months ended June 30, 2021 were deferred and accrued, and included in Accrued incentive fees on the Statement of Assets and Liabilities as of June 30, 2021. $2,532,754 of the incentive fees for the six months ended June 30, 2020 were earned, payable in cash, and included under Accrued incentive fees on the Statement of Assets and Liabilities as of June 30, 2020. $688,222 of the incentive fees for the six months ended June 30, 2020 were deferred and accrued, and included under Accrued incentive fees on the Statement of Assets and Liabilities as of June 30, 2020. Incentive fees related to PIK or deferred interest are accrued and payment is deferred until such interest is collected in cash. Incentive fees per share for the six months ended June 30, 2021 and June 30, 2020 were $0.12 and $0.12 per share, respectively.

Net Investment Income

Net investment income for the six months ended June 30, 2021 and 2020 was $22,822,211 and $17,517,428, respectively. Net investment income increased for the six months ended June 30, 2021 from the six months ended June 30, 2020, primarily due to an increase in interest income resulting from an increase in the size of the investment portfolio and an increase in prepayments. Net investment income per share for the six months ended June 30, 2021 and 2020 was $0.71 per share and $0.67 per share, respectively.

Net Realized (Loss) on Investments

The net realized loss on investments of $4,795,077 for the six months ended June 30, 2021 was primarily due to the loss on a portion of our investment in the preferred stock of CareCloud, Inc. The net realized loss on investments of $6,513,408 for the six months ended June 30, 2020 was primarily due to the loss on our senior secured loan to Aginity, Inc.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Net change in unrealized depreciation on investments of $1,944,463 for the six months ended June 30, 2021 was primarily due to decreases in the fair value of our our senior secured loans to Pivot3 Holdings, Inc. and our investment in the preferred stock of Pivot3 Holdings, Inc. This was partially offset by an increase in the fair value of our investment in the common stock of Ouster, Inc. The net change in unrealized appreciation on investments of $4,317,513 for the six months ended June 30, 2020 was primarily due to increases in the fair value of our preferred stock and warrants in MTBC, Inc., and our common stock in Hercules Capital, Inc.

Net Increase in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of $16,082,671 for the six months ended June 30, 2021, as compared to a net increase in net assets resulting from operations of $15,321,533 for the six months ended June 30, 2020. The net increase in net assets resulting from operations for the six months ended June 30, 2021 from the six months ended June 30, 2020 was primarily due to an increase in interest income resulting from an increase in the size of the investment portfolio and an increase in prepayments.

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

During the six months ended June 30, 2021, cash and cash equivalents decreased to $892,584 from $14,886,246 as of December 31, 2020. This decrease was primarily the result of the purchase of investments in portfolio companies for $133,681,004 and U.S. Treasury Bills for $54,999,849 and was partially offset by the sales of investments in portfolio companies, the maturity of U.S. Treasuary Bills, the issuance of common stock, and net borrowings under the Credit Agreement.

Equity Activity

We have the authority to issue 100,000,000 shares of common stock, $0.01 par value per share.

On October 8, 2015, we issued 1,667 shares of our common stock to R. David Spreng, our President, Chief Executive Officer and Chairman of our Board of Directors, for an aggregate purchase price of $25,000. Additionally, as of June 31, 2021, we have issued 22,564 shares of our common stock to Runway Growth Holdings LLC, an affiliate of RGC. The remaining shares were issued in connection with the Initial Private Offering, the Second Private Offering, or pursuant to our dividend reinvestment plan, as follows:

	Shares	Price
Issuance Date	Issued	Per Share	Gross Proceeds
December 22, 2016	333,333	$15.00	$5,000,000
April 19, 2017	1,000,000	15.00	15,000,000
June 26, 2017	1,666,667	15.00	25,000,000
September 12, 2017	2,666,667	15.00	40,000,000
December 22, 2017	3,000,000	15.00	45,000,000
May 31, 2018(1)	70,563	14.82	1,045,570
August 31, 2018(1)	117,582	14.92	1,754,244
September 27, 2018	1,997,337	15.02	30,000,000
November 15, 2018(1)	202,779	15.07	3,055,498
January 14, 2019	4,344,964	15.19	66,000,000
March 26, 2019(1)	326,431	15.14	4,942,168
May 21, 2019(1)	374,783	15.13	5,670,467
May 24, 2019	3,232,189	15.16	49,000,000
July 16, 2019(1)	464,986	15.13	7,035,236
August 26, 2019(1)	480,121	14.76	7,088,143
October 15, 2019	1,666,667	15.00	25,000,000
November 12, 2019(1)	43,979	14.76	649,123
December 20, 2019	3,333,333	15.00	50,000,000
December 23, 2019(1)	487,166	14.52	7,073,650
March 20, 2020(1)	575,132	14.58	8,385,423
March 31, 2020	21,021	15.00	315,308
May 21, 2020(1)	529,020	14.25	7,538,541
August 6, 2020(1)	550,639	14.41	7,934,712
October 15, 2020	3,333,333	15.00	50,000,000
November 12, 2020(1)	593,692	14.46	8,584,772
March 19, 2021(1)	618,815	14.84	9,183,220
March 24, 2021	20,461	15.00	306,911
May 13, 2021(1)	637,127	14.77	9,410,371
Total	32,688,787		$489,973,357

(1)	Shares were issued as part of the dividend reinvestment plan.

Contractual Obligations

At June 30, 2021, the Company had $122,560,569 in unfunded loan commitments to provide debt financing to eleven portfolio companies. The Company’s management believes that its available cash balances, availability under the Credit Agreement (as defined below) and/or ability to drawdown capital from investors provides sufficient funds to cover its unfunded commitments as of June 30, 2021.

	Payments Due By Period
		Less than			More than
	Total	1 year	1–3 years	3–5 years	5 years
Reverse repurchase agreement(1)	$19,900,000	$19,900,000	$—	$—	$—
Credit facilities(2)	117,000,000	117,000,000	—	—	—
Total	$136,900,000	$136,900,000	$—	$—	$—

(1)	Reverse repurchase agreement relates to the purchase of the U.S. Treasury Bill on margin. The reverse repurchase agreement purchased was subsequently repaid in July 2021.
(2)	See “Note 10 – Credit Facilities” to our financial statements in Part I, Item 1 of this Form 10-Q for more information.

Borrowings

Credit Agreement

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

During the second quarter of 2021, we amended the Credit Agreement to: (i) allow the Company to incur permitted indebtedness without the prior written consent of Keybank National Association, as administrative agent, subject to the limitations described in the Credit Agreement; (ii) increase the accordion amount under the Credit Agreement from a $300 million maximum aggregate commitment amount to a $350 million maximum aggregate commitment amount; and (iii) amend certain other terms of the

Credit Agreement. See "Note 10 -Credit Facilities" to our financial statements in Part I of this Form 10 Q for more information on the Credit Agreement and Credit Facilities.

During the six months ended June 30, 2021, we drew down $93,000,000 on the Credit Agreement and repaid $75,000,000, of which $117,000,000 remains outstanding at June 30, 2021. At June 30, 2021, interest was accruing at a rate of 3.50%. During the year ended December 31, 2020, we drew down $200,500,000 on the Credit Agreement and repaid $162,500,000 of which $99,000,000 remained outstanding at December 31, 2020. At December 31, 2020, interest was accruing at a rate of 3.22%. See “Note 10 – Credit Facilities” to our financial statements in Part I, Item 1 of this Form 10-Q for more information on the Credit Agreement and Credit Facilities.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Distributions

To the extent that we have funds available, we intend to make quarterly distributions to our stockholders. Our stockholder distributions, if any, will be determined by our Board of Directors. Any distribution to our stockholders will be declared out of assets legally available for distribution. We anticipate that distributions will be paid from income primarily generated by interest and dividend income earned on investments made by us. We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. During the six months ended June 30, 2021, we declared dividends in the amount of $23,482,930, of which $4,889,338 was distributed in cash and the remainder distributed in shares to stockholders pursuant to our dividend reinvestment plan. During the year ended December 31, 2020, we declared and paid dividends in the amount of $39,709,233, of which $7,265,784 was distributed in cash and the remainder distributed in shares to stockholders pursuant to our dividend reinvestment program.

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. The following table shows the dividends per share declared since our formation through June 30, 2021.

			Amount
Date Declared	Record Date	Payment Date	per Share
May 3, 2018	May 15, 2018	May 31, 2018	$0.15
July 26, 2018	August 15, 2018	August 31, 2018	$0.25
November 1, 2018	October 31, 2018	November 15, 2018	$0.35
March 22, 2019	March 22, 2019	March 26, 2019	$0.40
May 2, 2019	May 7, 2019	May 21, 2019	$0.45
May 2, 2019	May 31, 2019	July 16, 2019	$0.46
July 30, 2019	August 8, 2019	August 26, 2019	$0.45
September 27, 2019	September 30, 2019	November 12, 2019	$0.04
December 9, 2019	December 10, 2019	December 23, 2019	$0.40
March 5, 2020	March 6, 2020	March 20, 2020	$0.40
May 7, 2020	May 8, 2020	May 21, 2020	$0.35
August 5, 2020	August 6, 2020	August 20, 2020	$0.36
October 1, 2020	October 1, 2020	November 12, 2020	$0.38
March 4, 2021	March 5, 2021	March 19, 2021	$0.37
April 29, 2021	April 30, 2021	May 13, 2021	$0.37

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

Valuation of Investments

We measure the value of our portfolio investments at fair value in accordance with ASC Topic 820, Fair Value Measurements (“ASC Topic 820”) issued by the FASB. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Our investments are primarily loans made to high growth-potential companies focused in technology, life sciences, healthcare information and services, business services, select consumer services and products and other high-growth industries. These investments are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indices for these types of debt instruments and, thus, RGC’s senior investment team must estimate the fair value of these investment securities based on models utilizing unobservable inputs.

Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The Company is evaluating the impact of adopting Rule 2a-5 on the financial statements and intends to comply with the new rule’s requirements on or before the compliance date in September 2022.

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

This valuation process includes, among other things, evaluating the underlying investment performance, the portfolio company’s current financial condition and ability to raise additional capital, as well as macro-economic events that may impact valuations. These events include, but are not limited to, current market yields and interest rate spreads of similar securities as of the measurement date. Significant increases or decreases in these unobservable inputs could result in a significantly higher or lower fair value measurement; however, a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase or decrease in these unobservable inputs; however, a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a signficiant increase or decrease in these unobservable inputs.

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

Fair Value

The Company’s assets measured at fair value on a recurring basis subject to the requirements of ASC Topic 820 at June 30, 2021 and December 31, 2020 were as follows:

	As of June 30, 2021 (Unaudited)
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Common Stock	$737,971	$14,324,110	$—	$15,062,081
Corporate Bonds	—	—	—	—
Senior Secured Term Loans	—	—	530,911,757	530,911,757
Preferred Stock	15,770,278	—	1,478,566	17,248,844
Warrants	—	27,365	24,367,115	24,394,480
Total Portfolio Investments	16,508,249	14,351,475	556,757,438	587,617,162
U.S. Treasury Bill	29,999,881	—	—	29,999,881
Total Investments	$46,508,130	$14,351,475	$556,757,438	$617,617,043

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Common Stock	$—	$521,940	$—	$521,940
Corporate Bonds	—	333,453	—	333,453
Senior Secured Term Loans	—	—	501,964,657	501,964,657
Preferred Stock	13,230,000	1,429,600	1,336,268	15,995,868
Warrants	—	—	33,008,672	33,008,672
Total Portfolio Investments	13,230,000	2,284,993	536,309,597	551,824,590
U.S. Treasury Bill	70,002,060	—	—	70,002,060
Total Investments	$83,232,060	$2,284,993	$536,309,597	$621,826,650

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

Recent Developments

We evaluated events subsequent to June 30, 2021 through August 5, 2021.

Effective July 1, 2021, we placed three loans to Pivot3 Holdings, Inc. on non-accrual status, representing an aggregate principal funded of $26,201,092 at a fair market value of $13,797,915 and comprises 2.89% of the investment portfolio as of June 30, 2021. On July 20, 2021, we also received cash proceeds of $5,000,000 from the sale of a portion of assets held by Pivot3 Holdings, Inc.

On July 1, 2021, Aria Systems, Inc. prepaid its outstanding principal balance of $28,500,000. In addition, we received cash proceeds of $1,658,136 in conjunction with ETP, prepayment fees, and interest for total proceeds of $30,158,136.

On July 19, 2021, we declared a dividend of $0.34 per share payable on August 12, 2021 to shareholders of record as of July 20, 2021. We set June 30, 2021 as the valuation date for shares issued in connection with the dividend pursuant to our dividend reinvestment plan.

On August 4, 2021, we entered into an amendment (the “August Amendment”) to the Credit Agreement to clarify the fee payment schedule and to amend certain other terms of the Credit Agreement.

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

We typically expect that interest rates on the investments held in our portfolio will be based on LIBOR, with many of these investments also having a LIBOR floor. As of June 30, 2021, 97.0%, or $530,414,099 (at cost), of our debt portfolio investments bore interest at variable rates, which are U.S. Prime Rate or LIBOR-based and subject to certain floors, and one of our debt portfolio investments bore interest at a fixed rate. Interest rate floors are established based on prevailing rates at the time of the investment. As a policy, any interest above the cash cap, if applicable, as determined on an individual loan basis, will accrue to principal and be treated as PIK interest. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase our investment income by a maximum of $5,302,210 and decrease our investment income by a maximum of $0, due to certain floors, on an annual basis. In a low interest rate environment, debt investments with interest rate floors substantially in excess of current prevailing interest rates may be more likely to experience early termination.

Borrowings under the Credit Facilities bear interest, at our election at the time of drawdown, at a rate per annum equal to the LIBOR rate for the applicable interest period, subject to a LIBOR rate floor of 0.50%, plus 3.00%.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of any such legal proceedings cannot be predicted with certainty, we do not expect that any such proceedings will have a material effect upon our financial condition or results of operations.

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

If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, you may lose all or part of your investment. Other than as set forth below, there have been no material changes known to us during the period ended June 30, 2021 to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 11, 2021.

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

We are subject to risks related to corporate social responsibility.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than pursuant to our dividend reinvestment plan, and except as previously reported by us on our current reports on Form 8-K, we did not sell any securities during the period covered by this Form 10-Q that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement (1)

3.2	Articles of Amendment (2)

3.3	Amended and Restated Bylaws (2)

4.1	Form of Subscription Agreement (3)

10.1	Second Amended and Restated Investment Advisory Agreement by and between Runway Growth Credit Fund Inc. and Runway Growth Capital LLC, effective as of May 27, 2021.(4)

10.2

Fourth Amendment to Credit Agreement, dated as of August 3, 2021, among Runway Growth Credit Fund Inc., as borrower; the financial institutions party thereto as lenders; KeyBank National Association, as administrative agent and lender; CIBC Bank USA, as documentation agent and lender; MUFG Union Bank, N.A. as co-documentation agent and lender; and U.S. Bank National Association, as paying agent*

10.3	Amended and Restated Administration Agreement, dated as of June 28, 2021, by and between Runway Growth Credit Fund Inc. and Runway Administrator Services LLC, as administrator*

14.1	Joint Code of Ethics*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2016.
(2)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2017.
(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2017.
(4)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on May 28, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUNWAY GROWTH CREDIT FUND INC.
Date: August 5, 2021
	By:	/s/ R. David Spreng
R. David Spreng
President, Chief Executive Officer and Chairman of the Board of Directors

Date: August 5, 2021	By:	/s/ Thomas B. Raterman
Thomas B. Raterman
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)