Form 10-Q
period 2021-09-30
Runway Growth Finance Corp.
filed 2021-11-04
CIK 1653384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01180

Runway Growth Finance Corp.

(Exact name of registrant as specified in its charter)

Maryland	47-5049745
(State of incorporation)	(I.R.S. Employer Identification No.)

205 N. Michigan Ave., Suite 4200
Chicago, IL	60601
(Address of principal executive offices)	(Zip Code)

(312) 281-6270

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	RWAY	NASDAQ Global Select Market LLC

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

The issuer had 41,380,614 shares of common stock, $0.01 par value per share, outstanding as of November 3, 2021.

RUNWAY GROWTH FINANCE CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RUNWAY GROWTH FINANCE CORP.

Statements of Assets and Liabilities

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Investments at fair value:
Non-control/non-affiliate investments at fair value (cost of $549,308,847 and $532,676,057, respectively)	$562,496,579	$541,978,736
Control/affiliate investments at fair value (cost of $34,978,846 and $13,911,494, respectively)	23,855,798	9,845,854
Investment in U.S. Treasury Bills at fair value (cost of $60,000,558 and $70,001,472, respectively)	60,000,660	70,002,060
Total investments at fair value (cost of $644,288,251 and $616,589,023, respectively)	646,353,037	621,826,650
Cash and cash equivalents	936,503	14,886,246
Subscriptions receivable	1,139,528	—
Accrued interest receivable	2,031,720	2,682,405
Other accounts receivable	161,918	359,000
Deferred offering costs	439,929	—
Prepaid and deferred expenses	190,342	137,096
Total assets	651,252,977	639,891,397

Liabilities
Debt:
Credit facilities	80,000,000	99,000,000
Deferred credit facility fees (net of accumulated amortization of $733,251 and $383,873, respectively)	(1,252,978)	(1,583,230)
Total debt, less unamortized deferred financing costs	78,747,022	97,416,770
Reverse repurchase agreement	59,699,461	69,650,000
Accrued incentive fees	5,971,134	5,007,065
Due to affiliate	227,038	143,515
Interest payable	811,857	468,014
Accrued expenses and other liabilities	1,595,480	962,348
Total liabilities	147,051,992	173,647,712

Commitments and contingencies (Note 3)

Net assets
Common stock, $0.01 par value; 100,000,000 shares authorized; 34,530,614 and 31,414,051 shares issued and outstanding, respectively	345,306	314,140
Additional paid-in capital	513,082,399	466,872,304
Distributable (losses) earnings	(9,226,720)	(942,759)
Total net assets	$504,200,985	$466,243,685

Net asset value per share	$14.60	$14.84

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Investment income
From non-control/non-affiliate:
Interest income	$17,612,993	$12,184,940	$49,863,060	$36,757,088
Payment in-kind interest income	434,464	1,568,799	2,424,022	2,336,646
Other income	101,266	117,882	342,236	682,725
Interest income from U.S. Treasury Bills	117	47	127	17,143
Dividend income	343,755	343,755	1,031,265	1,010,959
Other income from non-investment sources	131	300	390	33,073
From control/affiliate:
Interest income	113,554	—	113,554	—
Payment in-kind interest income	3,786	—	3,786	—
Total investment income	18,610,066	14,215,723	53,778,440	40,837,634

Operating expenses
Management fees	2,301,656	1,721,913	6,647,207	5,017,590
Incentive fees	2,686,475	1,650,930	6,498,482	4,871,906
Interest expense	812,852	407,701	2,302,582	595,195
Professional fees	505,545	198,217	1,151,610	919,390
Overhead allocation expense	249,141	161,553	655,260	507,536
Administration fee	179,500	132,715	420,360	378,395
Facility fees	738,087	132,083	1,447,288	510,805
Directors’ fees	67,750	60,250	201,750	188,250
Tax expense	—	—	41	1,319
Other expenses	327,936	227,781	890,530	807,240
Total operating expenses	7,868,942	4,693,143	20,215,110	13,797,626
Net investment income	10,741,124	9,522,580	33,563,330	27,040,008

Realized and unrealized gain (loss) on investments
Realized gain (loss) on non-control/non-affiliate investments, including U.S. Treasury Bills	718,310	1,142,706	(4,076,766)	(5,370,702)
Net change in unrealized appreciation (depreciation) on non-control/non-affiliate investments, including U.S. Treasury Bills	(6,857,594)	243,742	(10,979,143)	4,561,255
Net change in unrealized appreciation on control/affiliate investments	5,629,212	—	7,806,302	—
Net realized and unrealized gain (loss) on investments	(510,072)	1,386,448	(7,249,607)	(809,447)

Net increase in net assets resulting from operations	$10,231,052	$10,909,028	$26,313,723	$26,230,561

Net increase in net assets resulting from operations per common share	$0.31	$0.40	$0.81	$0.99
Net investment income per common share	$0.32	$0.35	$1.04	$1.02
Weighted-average shares outstanding	33,160,481	27,271,559	32,360,107	26,603,966

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Statements of Changes in Net Assets

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net increase in net assets from operations
Net investment income	$10,741,124	$9,522,580	$33,563,330	$27,040,008
Realized gain (loss) on non-control/non-affiliate investments, including U.S. Treasury Bills	718,310	1,142,706	(4,076,766)	(5,370,702)
Net change in unrealized appreciation (depreciation) on non-control/non-affiliate investments, including U.S. Treasury Bills	(6,857,594)	243,742	(10,979,143)	4,561,255
Net change in unrealized appreciation on control/affiliate investments	5,629,212	—	7,806,302	—
Net increase in net assets resulting from operations	10,231,052	10,909,028	26,313,723	26,230,561

Distributions to stockholders from:
Dividends paid to stockholders	(11,114,754)	(9,697,099)	(34,597,684)	(29,264,163)
Total distributions to stockholders	(11,114,754)	(9,697,099)	(34,597,684)	(29,264,163)

Capital share transactions
Issuance of shares of common stock	18,976,917	—	19,283,828	315,308
Issuance of shares of common stock under dividend reinvestment plan	8,401,215	7,934,712	26,994,806	23,858,677
Offering costs	(32,542)	1,505	(37,373)	(51,400)
Net increase in net assets resulting from capital share transactions	27,345,590	7,936,217	46,241,261	24,122,585

Total increase in net assets	26,461,888	9,148,146	37,957,300	21,088,983
Net assets at beginning of period	477,739,097	388,254,058	466,243,685	376,313,221
Net assets at end of period	$504,200,985	$397,402,204	$504,200,985	$397,402,204

Capital share activity
Shares issued	1,840,160	550,639	3,116,563	1,675,812
Shares outstanding at beginning of period	32,690,454	26,936,387	31,414,051	25,811,214
Shares outstanding at end of period	34,530,614	27,487,026	34,530,614	27,487,026

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities
Net increase in net assets resulting from operations	$26,313,723	$26,230,561
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(237,031,073)	(141,707,494)
Purchases of U.S. Treasury Bills	(115,000,509)	(179,998,299)
Payment in-kind interest	(2,427,808)	(2,336,646)
Sales or repayments of investments	203,205,733	82,934,161
Sales or maturities of U.S. Treasury Bills	124,999,118	194,985,264
Proceeds from U.S. Treasury Bills sold short	—	25,999,624
Realized loss on investments, including U.S. Treasury Bills	4,076,766	5,370,703
Net change in unrealized appreciation (depreciation) on investments, including U.S. Treasury Bills	3,172,841	(4,561,255)
Amortization of fixed income premiums or accretion of discounts	(5,539,659)	(6,808,065)
Amortization of deferred credit facility fees	349,378	168,313
Changes in operating assets and liabilities:
Accrued interest receivable	650,685	(12,913)
Other accounts receivable	197,082	(36,060)
Prepaid and deferred expenses	(53,246)	119,910
Accrued incentive fees	964,069	161,847
Due to affiliate	83,523	27,045
Interest payable	343,843	(92,977)
Accrued expenses and other liabilities	651,336	(180,461)
Net cash provided by operating activities	4,955,802	263,258
Cash flows from financing activities
Deferred offering costs	(439,929)	—
Deferred credit facility fees	(19,126)	(25,000)
Borrowings under credit facilities	100,000,000	87,000,000
Repayments under credit facilities	(119,000,000)	(110,500,000)
Proceeds from reverse repurchase agreements	104,474,375	179,099,477
Repayments of reverse repurchase agreements	(114,424,914)	(195,117,913)
Dividends paid to stockholders	(7,602,878)	(5,405,487)
Offering costs	(37,373)	(51,399)
Net cash received from common stock issued	18,144,300	315,308
Net cash (used in) financing activities	(18,905,545)	(44,685,014)

Net (decrease) in cash	(13,949,743)	(44,421,756)
Cash and cash equivalents at beginning of period	14,886,246	45,799,672
Cash and cash equivalents at end of period	$936,503	$1,377,916

Supplemental and non-cash financing cash flow information:
Taxes paid	$—	$99,549
Interest paid	1,958,739	688,172
Non-cash portfolio purchases	2,562,120	23,959,450
Non-cash dividend reinvestments	26,994,806	23,858,676
Subscriptions receivable	1,139,528	—

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited)

September 30, 2021

							% of
			Acquisition	Principal/			Net
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(10)	Date	Shares	Cost	Fair Value(2),(6)	Assets
Control/affiliate investments(15)
Senior Secured Term Loans(7),(8)
Mojix, Inc.	Application Software	Tranche I: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 10/15/2021 (4)	5/16/2017	$6,519,240	$6,502,036	$7,339,422	1.46%
		Tranche II: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 10/15/2021 (4)	8/3/2017	2,173,080	2,170,069	2,446,475	0.49
		Tranche III: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 10/15/2021 (4)	7/6/2018	542,721	543,783	611,001	0.12
		Tranche IV: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 10/15/2021 (4)	9/5/2018	541,964	542,215	610,148	0.12
		Tranche V: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 10/15/2021 (4)	1/28/2019	1,079,293	1,073,081	1,215,056	0.24
		Tranche VI: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 10/31/2021 (4)	12/18/2019	929,143	929,143	1,062,907	0.21
Pivot3 Holdings, Inc.	Data Processing & Outsourced Services	Tranche I: LIBOR+8.50% PIK, 11.00% floor, 4.00% ETP, due 11/15/2022 (4)	5/13/2019	18,598,265	19,172,352	9,862,794	1.96
Total Senior Secured Term Loans					30,932,679	23,147,803	4.59

Preferred Stocks(7)
Mojix, Inc.	Application Software	Series A-1 Preferred Stock	12/14/2020	67,114,092	800,000	707,995	0.14
Pivot3 Holdings, Inc.	Data Processing & Outsourced Services	Series 1 Preferred Stock	1/27/2021	2,675,585	2,000,000	—	—
Total Preferred Stocks					2,800,000	707,995	0.14

Warrants(7)
Mojix, Inc.	Application Software	Warrant for Common Stock, exercise price $1.286/share, expires 12/13/2030	12/14/2020	2,349	119,320	—	—
		Warrant for Common Stock, exercise price $2.1286/share, expires 12/13/2030	12/14/2020	5,873	298,325	—	—
		Warrant for Common Stock, exercise price $5.57338/share, expires 12/13/2030	12/14/2020	394,733	828,522	—	—
Total Warrants					1,246,167	—	—
Total Control/affiliate investments					34,978,846	23,855,798	4.73
Non-control/non-affiliate investments
Senior Secured Term Loans(8)
Allurion Technologies, Inc.	Health Care Technology	Tranche I: LIBOR+9.00%, 9.50% floor, 3.00% ETP, due 3/30/2025	3/30/2021	15,000,000	14,892,101	14,892,101	2.95
		Tranche II: LIBOR+9.00%, 9.50% floor, 3.00% ETP, due 3/30/2025	9/28/2021	5,000,000	4,867,350	4,867,350	0.97

Bombora, Inc.	Internet Software and Services	LIBOR+5.00%, 5.50% floor, 3.75% PIK, 2.00% ETP, due 3/31/2025 (4)	3/31/2021	20,352,540	20,081,420	20,081,420	3.98

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited) — (continued)

September 30, 2021

							% of
			Acquisition	Principal/			Net
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(10)	Date	Shares	Cost	Fair Value(2),(6)	Assets
Non-control/non-affiliate investments (continued)
Senior Secured Term Loans(8) (continued)
Brilliant Earth, LLC	Internet Retail	Tranche I: LIBOR+7.75%, 8.25% floor, 4.50% ETP, due 10/15/2023	9/30/2019	$35,000,000	$35,722,168	$35,342,860	7.01%
		Tranche II: LIBOR+7.75%, 8.25% floor, 0.75% ETP, due 10/15/2023	12/17/2020	30,000,000	29,914,572	30,293,880	6.01
Circadence Corporation	Application Software	LIBOR+9.50%, 12.00% floor, 7.50% ETP, due 12/15/2022	12/20/2018	17,400,000	17,583,331	15,693,139	3.11
CloudPay, Inc.	Human Resource & Employment Services	LIBOR+8.75%, 9.25% floor, 2.00% ETP, due 8/17/2025 (3)(13)	8/17/2021	35,000,000	34,799,368	34,799,368	6.90
Credit Sesame, Inc.	Specialized Consumer Services	Tranche I: LIBOR+8.35%, 10.25% floor, 2.50% ETP, due 12/15/2023	1/7/2020	31,500,000	31,706,682	31,347,394	6.22
		Tranch II: LIBOR+8.35% , 2.00% PIK on overadvance, 10.25% floor, due 5/15/2023 (4)	1/7/2020	9,547,728	9,547,728	9,501,473	1.88
CrossRoads Extremity Systems, LLC	Health Care Technology	LIBOR+8.15%, 1.50% PIK, 8.65% floor, 3.50% ETP, due 7/1/2025 (4)	6/29/2021	7,524,400	7,315,855	7,315,855	1.45
Dtex Systems, Inc.	Application Software	LIBOR+9.50%, 10.00% floor, 1.75% ETP, due 6/1/2025	6/1/2021	10,000,000	9,922,994	9,922,994	1.97
Echo 360 Holdings, Inc.	Education Services	LIBOR+10.50%, 11.00% floor, 3.00% ETP, due 12/15/2024	6/22/2021	20,000,000	19,980,318	19,980,318	3.96
Fidelis Cybersecurity, Inc.	Internet Software and Services	LIBOR+11.00%, 12.0% Floor, 2.39% ETP, due 5/13/2024	5/13/2021	13,641,254	13,580,610	13,482,031	2.67
FiscalNote, Inc.	Application Software	Tranche I: LIBOR+9.25%, 9.75% floor, 5.00% ETP, due 8/21/2023	10/19/2020	45,000,000	45,184,586	45,184,586	8.96
		Tranche II: LIBOR+9.25%, 9.75% floor, 5.00% ETP, due 8/21/2023	9/30/2021	10,000,000	9,900,956	9,900,956	1.96
Gynesonics, Inc.	Health Care Technology	LIBOR+8.75%, 9.25% floor, 3.50% ETP, due 12/1/2025	12/1/2020	30,000,000	29,437,067	29,437,067	5.84
INRIX, Inc.	Internet Software and Services	Tranche I: LIBOR+8.00%, 10.50% floor, 2.50% ETP, due 7/15/2023	7/26/2019	20,000,000	20,123,795	20,123,795	3.99
		Tranche II: LIBOR+8.00%, 10.50% floor, 2.50% ETP, due 7/15/2023	7/26/2019	10,000,000	9,937,687	9,937,688	1.97
Marley Spoon AG	Internet Retail	LIBOR+8.50%, 1.25% PIK, 9.00% floor, due 6/15/2025 (3),(4),(12)	6/30/2021	17,596,962	17,188,116	17,186,271	3.41
Mingle Healthcare Solutions, Inc.	Health Care Technology	LIBOR+9.50%, 11.75% floor, .25% PIK, 10.00% ETP, due 8/15/2022 (4)	8/15/2018	3,955,983	4,417,880	4,352,322	0.86
Route 92 Medical, Inc.	Health Care Technology	LIBOR+8.48%, 8.98% floor, 3.95% ETP, due 7/1/2026	8/17/2021	13,000,000	12,639,270	12,663,627	2.51
SetPoint Medical Corporation	Health Care Technology	LIBOR+8.75%, 9.25% floor, 4.00% ETP, due 12/1/2025	6/29/2021	10,000,000	9,916,022	9,916,022	1.97

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited) — (continued)

September 30, 2021

							% of
			Acquisition	Principal/			Net
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(10)	Date	Shares	Cost	Fair Value(2),(6)	Assets
Non-control/non-affiliate investments (continued)
Senior Secured Term Loans(8) (continued)
ShareThis, Inc.	Data Processing & Outsourced Services	Tranche I: LIBOR+9.25%, 11.60% floor, 3.00% ETP, due 7/15/2023	12/3/2018	$19,250,000	$19,221,765	$19,221,765	3.81%
		Tranche II: LIBOR+9.25%, 11.60% floor, 3.00% ETP, due 7/15/2023	1/7/2019	750,000	746,480	746,480	0.15
		Tranche III: LIBOR+9.25%, 11.60% floor, 3.00% ETP, due 7/15/2023	7/24/2019	1,000,000	989,945	989,945	0.20
		Tranche IV: LIBOR+8.25%, 10.60% floor, 3.00% ETP, due 7/15/2023	9/29/2021	1,000,000	1,009,972	1,009,972	0.20
Snagajob.com, Inc.	Human Resource & Employment Services	LIBOR+8.50%, 9.00% floor, 2.75% ETP, due 9/1/2025	9/29/2021	37,315,385	36,753,749	36,753,749	7.29
The Kairn Corporation	Application Software	Tranche I: LIBOR+9.50% PIK, 10.81% floor, due 12/15/2022 (4)	3/24/2020	1,123,365	1,123,365	1,123,365	0.22
		Tranche II: Fixed 6.50% PIK, due 3/9/2027 (4)	3/9/2020	4,399,733	4,399,733	2,865,091	0.57
VERO Biotech LLC	Health Care Technology	Tranche I: LIBOR+9.05%, 9.55% floor, 3.00% ETP, due 12/1/2024	12/29/2020	25,000,000	24,578,441	24,578,441	4.87
		Tranche II: LIBOR+9.05%, 9.55% floor, 3.00% ETP, due 12/1/2024	3/30/2021	15,000,000	14,946,596	14,946,596	2.96
Total Senior Secured Term Loans					512,429,922	508,457,921	100.84

Preferred Stocks
Aria Systems, Inc.	Application Software	Series G Preferred Stock (7)	7/10/2018	289,419	250,000	369,620	0.07
CareCloud, Inc.	Health Care Technology	11% Series A Cumulative Redeemable Perpetual Preferred Stock (16)(19)	1/8/2020	544,178	14,287,836	15,889,998	3.15
Total Preferred Stocks					14,537,836	16,259,618	3.22

Common Stocks(7)
Brilliant Earth, LLC	Internet Retail	Class P Units(18)	9/22/2021	526,845	984,036	5,812,694	1.15
Ouster, Inc.	Technology Hardware, Storage & Peripherals	Common Stock(16)(19)	3/12/2021	1,206,959	102,780	8,834,940	1.75
Quantum Corporation	Technology Hardware, Storage & Peripherals	Common Stock(16)(19)	8/13/2021	459,720	2,606,612	2,381,350	0.47
zSpace, Inc.	Technology Hardware, Storage & Peripherals	Common Stock	12/31/2020	6,078,499	1,119,096	—	—
Total Common Stocks					4,812,524	17,028,984	3.38

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited) — (continued)

September 30, 2021

							% of
			Acquisition	Principal/			Net
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(10)	Date	Shares	Cost	Fair Value(2),(6)	Assets
Non-control/non-affiliate investments (continued)
Warrants(7)
AllClear ID, Inc.	Specialized Consumer Services	Warrant for Common Stock, exercise price $0.01/share, expires 9/1/2027	9/1/2017	870,514	$1,749,733	$1,381,506	0.27%
Allurion Technologies, Inc.	Health Care Technology	Warrant for Series C Preferred Stock, exercise price $6.58/share, expires 3/30/2031	3/30/2021	106,383	154,801	434,043	0.09
Aria Systems, Inc.	Application Software	Warrant for Series G Preferred Stock, exercise price $0.8638/share, expires 6/29/2028	6/29/2018	2,387,705	1,047,581	3,049,362	0.60
Aspen Group Inc.	Education Services	Warrant for Common Stock, exercise price $6.87/share, expires 7/25/2022	7/25/2017	224,174	583,301	157,000	0.03
Bombora, Inc.	Internet Software and Services	Warrant for Common Stock, exercise price $3.29/share, expires 3/31/2031	3/31/2021	121,581	174,500	255,151	0.05
CareCloud, Inc.	Health Care Technology	Warrant for Common Stock, exercise price $7.50/share, expires 1/8/2022	1/8/2020	1,000,000	435,000	687,000	0.14
		Warrant for Common Stock, exercise price $10.00/share, expires 1/8/2023	1/8/2020	1,000,000	837,000	1,056,000	0.21
Circadence Corporation	Application Software	Warrant for Series A-6 Preferred Stock, exercise price $1.17/share, expires 12/20/2028	12/20/2018	1,538,462	3,630,000	795,968	0.16
		Warrant for Series A-6 Preferred Stock, exercise price $1.17/share, expires 10/31/2029	10/31/2019	384,615	845,540	198,992	0.04
CloudPay, Inc.	Human Resource & Employment Services	Warrant for Series B Preferred Stock, exercise price $66.53/share, expires 6/30/2030 (3),(13)	6/30/2020	11,273	217,500	578,558	0.11
		Warrant for Series D Preferred Stock, exercise price $171.3182/share, expires 8/17/2031(3)(13)	8/17/2021	1,751	31,035	31,035	0.01
Credit Sesame, Inc.	Specialized Consumer Services	Warrant for Common Stock, exercise price $0.01/share, expires 1/7/2030	1/7/2020	191,601	424,800	1,581,006	0.31
CrossRoads Extremity Systems, LLC	Health Care Technology	Warrant for Series C Preferred Stock, exercise price $3.79/share, expires 6/29/2031	6/29/2021	69,261	94,888	95,044	0.02
Dejero Labs Inc.	System Software	Warrant for Common Stock, exercise price $0.01/share, expires 5/31/2029 (3),(11)	5/31/2019	333,621	192,499	545,696	0.11
Dtex Systems, Inc.	Application Software	Warrant for Series C-Prime Preferred Stock, exercise price $0.6000/share, expires 6/1/2025	6/1/2018	500,000	59,000	328,071	0.07
		Warrant for Series C-Prime Preferred Stock, exercise price $0.6000/share, expires 7/11/2026	7/11/2019	833,333	114,719	546,784	0.11

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited) — (continued)

September 30, 2021

							% of
			Acquisition	Principal/			Net
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(10)	Date	Shares	Cost	Fair Value(2),(6)	Assets
Non-control/non-affiliate investments (continued)
Warrants(7) (continued)
Echo 360 Holdings, Inc.	Education Services	Warrant for Series E Preferred Stock, exercise price $1.5963/share, expires 5/3/2029	5/3/2019	1,066,767	$299,762	$629,630	0.12%
		Warrant for Series E Preferred Stock, exercise price $1.5963/share, expires 6/21/2031	6/21/2021	125,502	74,046	74,074	0.01
Fidelis Cybersecurity, Inc.	Internet Software and Services	Warrant for Common Stock, exercise price $337.50/share, expires 5/13/2031 (17)	5/13/2021	—	—	—	—
FiscalNote, Inc.	Application Software	Warrant for Common Stock, exercise price $0.01/share, expires 10/19/2030	10/19/2020	194,673	438,014	2,339,993	0.46
Gynesonics, Inc.	Health Care Technology	Success fee, expires 12/1/2027 (14)	12/1/2020	—	498,900	609,476	0.12
INRIX, Inc.	Internet Software and Services	Warrant for Common Stock, exercise price $9.29/share, expires 7/26/2029	7/26/2019	150,804	522,083	1,040,093	0.21
Longtail Ad Solutions, Inc. (dba JW Player)	Internet Software and Services	Warrant for Common Stock, exercise price $1.49/share, expires 12/12/2029	12/12/2019	387,596	46,552	437,985	0.09
Massdrop, Inc.	Computer & Electronics Retail	Warrant for Series B Preferred Stock, exercise price $1.1938/share, expires 7/22/2029	7/22/2019	848,093	183,188	193,237	0.04
Mingle Healthcare Solutions, Inc.	Health Care Technology	Warrant for Series AA Preferred Stock, exercise price $0.24/share, expires 8/15/2028	8/15/2018	1,625,000	492,375	—	—
3DNA Corp. (dba NationBuilder)	Application Software	Warrant for Series C-1 Preferred Stock, exercise price $1.4643/share, expires 12/28/2028	12/28/2018	273,164	104,138	2,732	0.00
Porch Group, Inc.	Application Software	Earnout, expires 12/23/2023 (16)	12/23/2020	-	—	—	—
RealWear, Inc.	Technology Hardware, Storage & Peripherals	Warrant for Series A Preferred Stock, exercise price $4.4464/share, expires 10/5/2028	10/5/2018	112,451	135,841	—	—
		Warrant for Series A Preferred Stock, exercise price $4.4464/share, expires 12/28/2028	12/28/2018	22,491	25,248	—	—
		Warrant for Series A Preferred Stock, exercise price $6.78/share, expires 6/27/2029	6/27/2019	123,894	380,850	—	—
Route 92 Medical, Inc.	Health Care Technology	Success fee, expires 8/17/2031(14)	8/17/2021	—	248,118	248,118	0.05
Scale Computing, Inc.	System Software	Warrant for Series F-1 Preferred Stock, exercise price $0.80/share, expires 3/29/2029	3/29/2019	9,665,667	345,816	—	—
SetPoint Medical Corporation	Health Care Technology	Warrant for Series B' Preferred Stock, exercise price $1.00/share, expires 6/29/2031	6/29/2021	400,000	14,060	20,051	0.00
ShareThis, Inc.	Data Processing & Outsourced Services	Warrant for Series D-3 Preferred Stock, exercise price $2.4320/share, expires 12/3/2028	12/3/2018	647,615	2,162,000	2,162,000	0.43
Snagajob.com, Inc.	Human Resource & Employment Services	Warrant for Series B-1 Preferred Stock, exercise price $1.30/share, expires 9/29/31	9/29/2021	763,269	342,716	342,716	0.07

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited) — (continued)

September 30, 2021

							% of
			Acquisition	Principal/			Net
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(10)	Date	Shares	Cost	Fair Value(2),(6)	Assets
Non-control/non-affiliate investments (continued)
Warrants(7) (continued)
STN Video Inc.	Advertising	Warrant for Class B Non-Voting Stock, exercise price $0.67/share, expires 6/30/2027 (3),(11)	6/30/2017	191,500	$246,461	$10,000	0.00%
The Kairn Corporation	Application Software	Warrant for Common Stock, exercise price $0.01/share, expires 3/9/2030	3/9/2020	81,177	—	457,635	0.09
VERO Biotech LLC	Health Care Technology	Success fee, expires 12/29/2025 (14)	12/29/2020	—	376,500	461,100	0.09
Total Warrants					17,528,565	20,750,056	4.12
Total non-control/non-affiliate investments					549,308,847	562,496,579	111.56
U.S. Treasury
		U.S. Treasury Bill, 0.033%, due 10/12/2021 (9)	9/30/2021	60,000,000	60,000,558	60,000,660	11.90
Total Investments					$644,288,251	$646,353,037	128.19%

(1)	Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates, as applicable. Unless otherwise indicated, all of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to the 3-Month London Interbank Offered Rate (“LIBOR”) or the U.S. Prime Rate. At September 30, 2021, the 3-Month LIBOR was 0.13% and the U.S. Prime Rate was 3.25%.
(2)	The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and, therefore, except as otherwise noted, are subject to limitation on resale, may be deemed to be “restricted securities” under the Securities Act, and were valued at fair value as determined in good faith by the Company’s Board of Directors.
(3)	Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Non-qualifying assets at fair value represent 21.61% of total assets as of September 30, 2021. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying assets until such time as it complies with the requirements of Section 55(a) of the 1940 Act.
(4)	Represents a PIK security. PIK interest is accrued and will be paid at maturity.
(5)	Disclosures of end-of-term-payments (“ETP”) are one-time payments stated as a percentage of original principal amount.
(6)	Investments are held at Fair Value net of the Fair Value of Unfunded Commitments. See Note 3 for additional detail.
(7)	Investments are non-income producing.
(8)	The Credit Agreement (as defined in Note 10) is secured by a perfected first priority security interest in each of the Company’s senior secured term loan investments, except for the Marley Spoon AG, Mojix, Inc., Pivot3 Holdings, Inc., and The Kairn Corporation senior secured term loans.
(9)	Treasury bill with $60,000,000 par value was purchased pursuant to a 0.25% reverse repurchase agreement with Goldman Sachs dated September 30, 2021, due October 7, 2021, with a repurchase price of $59,699,461 collateralized by a 0.033% U.S. Treasury Bill due October 10, 2021 with a par value of $60,000,000 and fair value of $60,000,660.
(10)	All investments are domiciled in the United States, unless otherwise noted.
(11)	Investment is domiciled in Canada.
(12)	Investment is domiciled in Germany.
(13)	Investment is domiciled in the United Kingdom.
(14)	Investment is either a cash success fee payable or earnout of shares based on the consummation of certain trigger events.
(15)	Control investment, as defined under the 1940 Act, in which the Company owns at least 25% of the investment’s voting securities or has greater than 50% representation on its board.
(16)	Investment is publicly traded and listed on NASDAQ.
(17)	The warrant count is based upon a percentage of ownership of Fidelis Cybersecurity, Inc.
(18)	As a result of Brilliant Earth Group Inc.'s (the Public Company) IPO through an Up-C structure, the Company received a share of Class B common stock in Brilliant Earth Group, Inc. for every Class P unit it held in Brilliant Earth, LLC. On a one-to-one basis, both the Class B common stock and Class P unit can be surrendered for Class A common stock in the Public Company.
(19)	Investment is not a “restricted security” under the Securities Act.

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited) — (continued)

September 30, 2021

The following table shows the fair value of the portfolio company investments in which we are deemed to exercise a controlling influence over the management or policies of the portfolio company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the portfolio company as of September 30, 2021, along with the transactions during the nine months ended September 30, 2021:

			For the nine months ended September 30, 2021
						Net Change in
		Fair Value			Net Realized	Unrealized	Fair Value
		as of	Gross	Gross	Gains	Appreciation	as of
Portfolio Company(4)	Investment Description	December 31, 2020	Additions(1)	Reductions(2)	(Losses)	(Depreciation)	September 30, 2021(3)
Senior Secured Term Loans
Mojix, Inc.	Tranche I: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 10/15/2021	$4,913,150	$—	$—	$—	$2,426,272	$7,339,422
	Tranche II: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 10/15/2021	1,637,717	—	—	—	808,758	2,446,475
	Tranche III: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 10/15/2021	409,016	—	—	—	201,985	611,001
	Tranche IV: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 10/15/2021	408,445	—	—	—	201,703	610,148
	Tranche V: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 10/15/2021	813,382	—	—	—	401,674	1,215,056
	Tranche VI: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 10/31/2021	779,370	—	(105,000)	—	388,537	1,062,907
	Tranche VII: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 4/30/2021	—	500,000	(500,000)	—	—	—
Pivot3 Holdings, Inc.	Tranche I: LIBOR+8.50% PIK, 11.00% floor, 4.00% ETP, due 11/15/2022	—	11,898,196	(3,877,249)	—	1,841,847	9,862,794
	Tranche II: LIBOR+8.50% PIK, 11.00% floor, due 11/15/2022	—	569,181	(1,080,984)	—	511,803	—
	Tranche III: LIBOR+8.50% PIK, 11.00% floor, 4.00% ETP, due 11/15/2022	—	1,330,538	(2,531,040)	—	1,200,502	—
Total Senior Secured Term Loans		8,961,080	14,297,915	(8,094,273)	—	7,983,081	23,147,803

Preferred Stocks
Mojix, Inc.	Series A-1 Preferred Stock	884,774	—	—	—	(176,779)	707,995
Pivot3 Holdings, Inc.	Series 1 Preferred Stock	—	—	—	—	—	—
Total Preferred Stocks		884,774	—	—	—	(176,779)	707,995

Warrants
Mojix, Inc.	Warrant for Common Stock, exercise price $1.286/share, expires 12/13/2030	—	—	—	—	—	—
	Warrant for Common Stock, exercise price $2.1286/share, expires 12/13/2030	—	—	—	—	—	—
	Warrant for Common Stock, exercise price $5.57338/share, expires 12/13/2030	—	—	—	—	—	—
Total Warrants		—	—	—	—	—	—
Total Control/affiliate investments		$9,845,854	$14,297,915	$(8,094,273)	$—	$7,806,302	$23,855,798

(1)	Gross additions includes increases in the basis of investments resulting from new portfolio investments, PIK interest, accretion of original issue discount (“OID”), the exchange of one or more existing investments for one or more new investments and the movement of an existing portfolio company into this category from a different category.
(2)	Gross reductions include decreases in the basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing investments for one or more new investments and the movement of an existing portfolio company out of this category into a different category.
(3)	All investments in the portfolio companies, which as of September 30, 2021 represented 4.73% of the Company’s net assets, are restricted as to resale and were valued at fair value as determined in good faith by the Company’s Board of Directors.
(4)	The Company earned no investment income from control investments, except for $117,340 from Pivot3 Holdings, Inc.

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited) — (continued)

September 30, 2021

The following tables show the fair value of our portfolio of investments (excluding any U.S. Treasury Bills held) by geographic region and industry as of September 30, 2021:

	September 30, 2021
	Investments at	Percentage of
Geographic Region	Fair Value	Net Assets
Western United States	$266,032,231	52.76%
Northeastern United States	187,289,100	37.15
Southeastern United States	47,397,036	9.40
United Kingdom	35,408,961	7.02
Northwestern United States	31,101,576	6.17
Germany	17,186,271	3.41
South Central United States	1,381,506	0.27
Canada	555,696	0.11
Total	$586,352,377	116.29%

	September 30, 2021
	Investments at	Percentage of
Industry	Fair Value	Net Assets
Healthcare Technology	$142,470,211	28.26%
Application Software	106,772,293	21.18
Internet Retail	88,635,705	17.58
Human Resource & Employment Services	72,505,426	14.38
Internet Software & Services	65,358,162	12.96
Specialized Consumer Services	43,811,379	8.69
Data Processing & Outsourced Services	33,992,956	6.74
Education Services	20,841,022	4.13
Technology Hardware, Storage & Peripherals	11,216,290	2.22
System Software	545,696	0.11
Computer & Electronics Retail	193,237	0.04
Advertising	10,000	0.00
Total	$586,352,377	116.29%

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

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

RUNWAY GROWTH FINANCE CORP.

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

RUNWAY GROWTH FINANCE CORP.

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

RUNWAY GROWTH FINANCE CORP.

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

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments — (continued)

December 31, 2020

							% of
			Acquisition	Principal/			Net
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(10)	Date	Shares	Cost	Fair Value(2),(8)	Assets
Non-control/non-affiliate investments (continued)
Warrants(7) (continued)
FiscalNote, Inc.	Application Software	Warrant for Common Stock, exercise price $0.01/share, expires 10/19/2030	10/19/2020	194,673	$438,014	$409,996	0.09%
Gynesonics, Inc.	Health Care Technology	Success fee, expires 12/1/2027 (12)	12/1/2020	—	498,900	506,293	0.11
INRIX, Inc.	Internet Software and Services	Warrant for Common Stock, exercise price $9.29/share, expires 7/26/2029	7/26/2019	150,804	522,083	504,439	0.11
Longtail Ad Solutions, Inc. (dba JW Player)	Internet Software and Services	Warrant for Common Stock, exercise price $1.49/share, expires 12/12/2029	12/12/2019	322,997	38,800	304,264	0.07
Massdrop, Inc.	Computer & Electronics Retail	Warrant for Series B Preferred Stock, exercise price $1.1938/share, expires 7/22/2029	7/22/2019	848,093	183,188	276,478	0.06
Mingle Healthcare Solutions, Inc.	Health Care Technology	Warrant for Series AA Preferred Stock, exercise price $0.24/share, expires 8/15/2028	8/15/2018	1,625,000	492,375	—	—
MTBC, Inc.	Health Care Technology	Warrant for Common Stock, exercise price $7.50/share, expires 1/8/2022	1/8/2020	1,000,000	435,000	3,195,000	0.69
		Warrant for Common Stock, exercise price $10.00/share, expires 1/8/2023	1/8/2020	1,000,000	837,000	2,492,000	0.53
3DNA Corp. (dba NationBuilder)	Application Software	Warrant for Series C-1 Preferred Stock, exercise price $1.4643/share, expires 12/28/2028	12/28/2018	273,164	104,138	66,341	0.01
Ouster, Inc.	Technology Hardware, Storage & Peripherals	Warrant for Series B Preferred Stock, exercise price $0.3323/share, expires 11/27/2028	11/27/2018	1,805,597	103,010	9,901,935	2.12
Pivot3, Inc.	Data Processing & Outsourced Services	Warrant for Series D Preferred Stock, exercise price $0.59/share, expires 5/13/2029	5/13/2019	2,033,898	216,610	—	—
Porch Group, Inc.	Application Software	Earnout, expires 12/23/2023 (12)	12/23/2020	—	—	—	—
RealWear, Inc.	Technology Hardware, Storage & Peripherals	Warrant for Series A Preferred Stock, exercise price $4.4464/share, expires 10/5/2028	10/5/2018	112,451	135,841	—	—
		Warrant for Series A Preferred Stock, exercise price $4.4464/share, expires 12/28/2028	12/28/2018	22,491	25,248	—	—
		Warrant for Series A Preferred Stock, exercise price $6.78/share, expires 6/27/2029	6/27/2019	123,894	380,850	—	—
Scale Computing, Inc.	System Software	Warrant for Common Stock, exercise price $0.8031/share, expires 3/29/2029	3/29/2019	9,665,667	345,816	—	—
SendtoNews Video, Inc.	Advertising	Warrant for Class B Non-Voting Stock, exercise price $0.67/share, expires 6/30/2027 (3),(6)	6/30/2017	191,500	246,461	30,000	0.01

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments — (continued)

December 31, 2020

							% of
			Acquisition	Principal/			Net
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(10)	Date	Shares	Cost	Fair Value(2),(8)	Assets
Non-control/non-affiliate investments (continued)
Warrants(7) (continued)
ShareThis, Inc.	Data Processing & Outsourced Services	Warrant for Series D-3 Preferred Stock, exercise price $2.4320/share, expires 12/3/2028	12/3/2018	647,615	$2,162,000	$2,162,000	0.46%
The Kairn Corporation	Application Software	Warrant for Common Stock, exercise price $0.01/share, expires 3/9/2030	3/9/2020	81,177	—	—	—
VERO Biotech LLC	Health Care Technology	Success fee, expires 12/29/2025 (12)	12/29/2020	—	233,300	233,300	0.05
Total Warrants					17,558,364	33,008,672	7.09
Total non-control/non-affiliate investments					532,676,057	541,978,736	116.24
U.S. Treasury		U.S. Treasury Bill, 0.40%, due 01/12/2021 (9)	12/30/2020	70,000,000	70,001,472	70,002,060	15.01
Total Investments					$616,589,023	$621,826,650	133.37%

(1)	Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates, as applicable. Unless otherwise indicated, all of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to the 3-Month London Interbank Offered Rate (“LIBOR”) or the U.S. Prime Rate. At December 31, 2020, the 3-Month LIBOR was 0.24% and the U.S. Prime Rate was 3.25%.
(2)	All investments in portfolio companies, which as of December 31, 2020 represented 118.36% of the Company’s net assets, are restricted as to resale and were valued at fair value as determined in good faith by the Company’s Board of Directors.
(3)	Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Non-qualifying assets represent 10.68% of total investments at fair value as of December 31, 2020. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying assets until such time as it complies with the requirements of Section 55(a) of the 1940 Act.
(4)	Represents a PIK security. PIK interest is accrued and will be paid at maturity.
(5)	All investments are domiciled in the United States, unless otherwise noted.
(6)	Investment is domiciled in Canada.
(7)	Investments are non-income producing.
(8)	Investments are held at Fair Value net of the Fair Value of Unfunded Commitments. See Note 3 for additional detail.
(9)	Treasury bills with $70,000,000 in aggregate of par value were purchased pursuant to a 0.40% reverse repurchase agreement with Goldman Sachs dated December 30, 2020 and due to the Company on January 12 2021, with a repurchase price to the Company of $69,650,000, collateralized by a 0.40% U.S. Treasury Bill due January 12 2021 with an aggregate par value of $70,000,000 and fair value of $70,002,060.
(10)	Disclosures of end-of-term-payments (“ETP”) are one-time payments stated as a percentage of original principal amount.
(11)	Investment is domiciled in the United Kingdom.
(12)	Investment is either a cash success fee payable or earnout of shares based on the consummation of certain trigger events.
(13)	The Credit Agreement (as defined in Note 10) is secured by a perfected first priority security interest in each of the Company’s senior secured term loan investments, except for the Mojix, Inc., Pivot3, Inc., and The Kairn Corporation senior secured term loans.
(14)	Control investment, as defined under the 1940 Act, in which the Company owns at least 25% of the investment’s voting securities or has greater than 50% representation on its board.
(15)	Investment is publicly traded and listed on NASDAQ.
(16)	260,000 shares of MTBC, Inc. preferred stock with a fair value of $1,429,600 have restrictions on the sale of the shares due to escrow claims, and such fair value is considered a Level 2 fair value measurement under the fair value hierarchy.

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

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

RUNWAY GROWTH FINANCE CORP.

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

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Notes to Financial Statements

Note 1 – Organization

Runway Growth Finance Corp. (formerly known as Runway Growth Credit Fund Inc.) (the “Company”), is a Maryland corporation that was formed on August 31, 2015.  On August 18, 2021, the Company changed its name to “Runway Growth Finance Corp.” from “Runway Growth Credit Fund Inc.” The Company is an externally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated, has qualified, and intends to continue to qualify annually as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

In October 2015, in connection with the Company’s formation, the Company issued and sold 1,667 shares of common stock to R. David Spreng, the President and Chief Executive Officer of the Company and Chairman of the Company’s Board of Directors, for an aggregate purchase price of $25,000. The sale of shares of common stock was approved by the unanimous consent of the Company’s sole director at the time. Between December 2016 and December 2017, the Company completed its first private offering of shares of common stock to investors (the “Initial Private Offering”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), and other applicable securities laws. As of September 30, 2021, in connection with the Initial Private Offering, the Company had issued 18,241,157 shares of its common stock for a total purchase price of $275,000,000.

As of September 30, 2021, the Company has completed multiple closings under its second private offering (the “Second Private Offering”) and had accepted aggregate capital commitments of $181,673,500. As of September 30, 2021, the Company has issued 9,617,379 shares of its common stock for a total purchase price of $144,260,683 in connection with the Second Private Offering and $37,412,817 of capital commitments remain undrawn. As of September 30, 2021, the Company has issued 22,564 shares as an additional direct investment by Runway Growth Holdings LLC, an affiliate of RGC, at a per-share price of $15.00 for total proceeds of $338,453. As of September 30, 2021, the Company has issued an additional 6,647,847 shares as part of the dividend reinvestment program. Refer to Note 6 for further detail.

On October 25, 2021, the Company closed its initial public offering ("IPO"), issuing 6,850,000 shares of its common stock at a public offering price of $14.60 per share. Net of underwriting fees and offering costs, the Company received net cash proceeds of $92.0 million. The Company has granted the underwriters an option to purchase up to an additional 1,027,500 shares of common stock at the public offering price, less the sales load payable by the Company, on or before November 19, 2021. The Company’s common stock began trading on the Nasdaq Global Select Market under the symbol “RWAY” on October 21, 2021.

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

In the opinion of management, all adjustments, all of which were of a normal recurring nature, considered necessary for the fair presentation of financial statements for the interim period have been included. The results of operations for the current interim period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2021, including the impact of the coronavirus (“COVID-19”) pandemic thereon. The interim unaudited financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 11, 2021.

Certain items in the September 30, 2020 financial statements have been reclassified to conform to the September 30, 2021 presentation with no net effect on the net increase in net assets resulting from operations.

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

Subscriptions receivable

Subscriptions receivable represents amounts due from investors when capital is called under subscription agreements and not yet received; and dividend amounts to be reinvested into the Company under the Company’s dividend reinvestment plan and not yet paid. As of September 30, 2021, $1,139,528 represented shares to be issued to investors for called capital. There were no subscriptions receivable as of December 31, 2020. As of November 4, 2021, there were no subscriptions receivable outstanding.

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

Reverse Repurchase Agreement

The Company has, and may in the future, enter into reverse repurchase agreements, under the terms of a Master Repurchase Agreement (the “Master Repurchase Agreement”), with selected commercial banks and broker-dealers, under which the Company acquires securities as collateral (debt obligation) subject to an obligation of the counterparty to repurchase and the Company to resell the securities (obligation) at an agreed upon time and price. The Company, through the custodian or a sub-custodian, receives delivery of the underlying securities collateralizing reverse repurchase agreements. The Company requires the custodian to take possession, to have legally segregated in the Federal Reserve Book Entry System, or to have segregated within the custodian’s vault, all securities held as collateral for reverse repurchase agreements. The Company and the counterparties are permitted to sell, re-pledge, or use the collateral associated with the transaction. It is the Company’s policy that the market value of the collateral be at least equal to 100 percent of the repurchase price in the case of a reverse repurchase agreement of one-day duration and 102 percent of the repurchase price in the case of all other reverse repurchase agreements. Upon an event of default under the terms of the Master Repurchase Agreement, both parties have the right to set-off. If the seller defaults or enters an insolvency proceeding, realization of the collateral by the Company may be delayed, limited or wholly denied.

Pursuant to a reverse repurchase agreement with Goldman Sachs, which expired on October 7, 2021, the Company purchased a U.S. Treasury Bill, due October 12, 2021. The fair value of the related collateral that the Company received for this agreement was $60,000,660 at September 30, 2021. Pursuant to a reverse repurchase agreement with Goldman Sachs which expired on January 6, 2021, the Company purchased a U.S. Treasury Bill, due January 12, 2021. The value of the related collateral that the Company received for this agreement was $70,002,060 at December 31, 2020. At September 30, 2021 and December 31, 2020, the repurchase liability was $59,699,461 and $69,650,000, respectively, which is reflected as “Reverse repurchase agreement” on the Statement of Assets and Liabilities.

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

Dividends are recorded on the applicable ex-dividend date. Interest income, if any, adjusted for amortization of market premium and accretion of market discount, is recorded on an accrual basis to the extent that the Company expects to collect such amounts. Original issue discount (“OID”), principally representing the estimated fair value of detachable equity, warrants or contractual success fees obtained in conjunction with the Company’s debt investments, loan origination fees, end of term payments, and market discount or premium are capitalized and accreted or amortized into interest income over the life of the respective security using the effective interest method. Loan origination fees received in connection with the closing of investments are reported as unearned income, which is included as amortized cost of the investment; the unearned income from such fees is accreted into interest income over the contractual life of the loan based on the effective interest method. Upon prepayment of a loan or debt security, any prepayment penalties, unamortized loan origination fees, end-of-term payments, and unamortized market discounts are recorded as interest income.

The Company currently holds, and expects to hold in the future, some investments in its portfolio that contain payment-in-kind (“PIK”) interest provisions. PIK interest is computed at the contractual rate specified in each loan agreement and is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount of income the Company is required to distribute to stockholders to maintain its qualification as a RIC for U.S. federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest and dividend income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or through a restructuring such that the interest and dividend income is deemed to be collectible. As of September 30, 2021, and December 31, 2020, the Company has not written off any accrued and uncollected PIK interest and dividends. As of September 30, 2021, the Company had six loans to Mojix, Inc. and one loan to Pivot3 Holdings, Inc., representing an aggregate principal funded of $30,383,707 at a fair value of $23,147,803, on non-accrual status, which represents 4.59% of the Company’s net assets. The non-accrual loans as of September 30, 2021 had total interest of $3,683,193 that would have been accrued into income. Had the loans not been on non-accrual status, $3,070,280 would be payable, and $612,913 would be OID. As of December 31, 2020, the Company had six loans to Mojix, Inc. representing an aggregate principal funded of $11,865,327 at a fair value of $8,961,080, on non-accrual status, which represented 1.92% of the Company's net assets. The non-accrual status loans as of December 31, 2020 had total interest of $1,627,725 that would have been accrued into income. Had the loan not been on non-accrual status, $1,213,861 would be payable, and $413,864 would be original issue discount. For the three and nine months ended September 30, 2021, approximately 2.4% and 4.5%, respectively, of the Company’s total investment income was attributable to non-cash PIK interest and dividend income. For the three and nine months ended September 30, 2020, approximately 11.0% and 5.7%, respectively, of the Company’s total investment income was attributable to non-cash PIK interest and dividend income.

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

Rule 2a-5 under the 1940 Act was adopted by the SEC in December 2020 and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The Company is evaluating the impact of adopting Rule 2a-5 on the financial statements and intends to comply with the new rule’s requirements on or before the compliance date in September 2022.

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

The Company accounts for income taxes in conformity with ASC Topic 740, Income Taxes ("ASC 740"). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in Consolidated Financial Statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions deemed to meet a "more-likely-than-not" threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statements of Operations. There were no material uncertain income tax positions at September 30, 2021 or December 31, 2020. Although we file federal and state tax returns, our major tax jurisdiction is federal. The previous three tax year-ends and the interim tax period since then remain subject to examination by the Internal Revenue Service.

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

Per Share Information

Basic and diluted earnings per common share is calculated using the weighted-average number of common shares outstanding for the period presented. For the three and nine months ended September 30, 2021 and 2020, basic and diluted earnings per share of common stock were the same because there were no potentially dilutive securities outstanding. Per share data is based on the weighted-average shares outstanding.

Distributions

The Company generally intends to distribute, out of assets legally available for distribution, substantially all of its available earnings, on a quarterly basis, subject to the discretion of the Board of Directors. For the three and nine  months ended September 30, 2021, the Company declared and paid dividends in the amount of $11,114,754 and $34,597,684, respectively, of which $2,713,539 and $7,602,878, respectively, was distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s dividend reinvestment plan. For the three and nine  months ended September 30, 2020, the Company declared dividends in the amount of $9,697,099 and $29,264,163, respectively, of which $1,762,387 and $5,405,487, respectively, was distributable in cash and the remainder distributable in shares to stockholders pursuant to the Company’s dividend reinvestment plan.

Organization and Offering Costs

Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services and other fees pertaining to the Company’s organization, all of which are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s public and private offering materials as well as travel-related expenses related to the Company’s public and private offerings. Pursuant to the investment advisory agreement in place between the Company and RGC at the time of the Initial Private Offering, the Company and RGC agreed that organization and offering costs incurred in connection with the Initial Private Offering would be borne by the Company up to a maximum amount of $1,000,000, provided that the amount of such costs in excess of $1,000,000 would be paid by RGC. As of December 31, 2016, the Company had already incurred the maximum amount of $1,000,000 in organization and offering costs incurred in connection with the Initial Private Offering. As a result, for the three and nine  months ended September 30, 2021 and 2020, the Company did not incur any organization or offering expenses in connection with the Initial Private Offering.

Offering costs related to new or follow-on offerings, including the Second Private Offering, were accumulated and charged to additional paid in capital at the time of closing beginning in 2019. These offering costs related to the Second Private Offering are subject to a cap of $600,000, excluding placement agent fees which have no cap, of which the Company will bear the cost. As of September 30, 2021 and December 31, 2020, respectively, the Company had accumulated and recorded $646,362 and $608,989 of offering costs related to the Second Private Offering. As of each of September 30, 2021 and December 31, 2020, respectively, $186,198 and $123,009 in placement agent fees had been incurred. Under the terms of the Second Private Offering, offering costs in excess of $600,000, excluding placement agent fees, will be reimbursed by RGC.

As of September 30, 2021 and December 31, 2020, respectively, we had accumulated and recorded $439,929 and $0 of deferred offering costs related to the Company’s initial public offering.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848),” which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. ASU No. 2021-01 provides increased clarity as the Company continues to evaluate the transition of reference rates and is currently evaluating the impact of adopting ASU No. 2020-04 and 2021-01 on the consolidated financial statements.

Note 3 – Commitments and Contingencies

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time.

At September 30, 2021, the Company had $165,345,185 in unfunded loan commitments to provide debt financing to its portfolio companies. The balance of unfunded commitments to extend financing as of September 30, 2021 was as follows:

Portfolio Company	Investment Type	September 30, 2021
Allurion Technologies, Inc.	Senior Secured Term Loan	$5,000,000
CloudPay, Inc.	Senior Secured Term Loan	10,000,000
Credit Sesame, Inc.	Revolving Line	585,570
CrossRoads Extremity Systems, LLC	Senior Secured Term Loan	7,500,000
Dtex Systems, Inc.	Senior Secured Term Loan	15,000,000
Gynesonics, Inc.	Senior Secured Term Loan	20,000,000
Marley Spoon AG	Senior Secured Term Loan	20,475,000
Route 92 Medical, Inc.	Senior Secured Term Loan	42,000,000
SetPoint Medical Corporation	Senior Secured Term Loan	25,000,000
ShareThis, Inc.	Senior Secured Term Loan	3,000,000
Snagajob.com, Inc.	Senior Secured Term Loan	6,784,615
VERO Biotech LLC	Senior Secured Term Loan	10,000,000
Total unused commitments to extend financing		$165,345,185

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

The Company’s management believes that its available cash balances, availability under the Credit Agreement and/or ability to drawdown capital from investors provides sufficient funds to cover its unfunded commitments as of September 30, 2021. The Company has evaluated the expected net future cash flows related to unfunded commitments and determined the fair value to be zero as of September 30, 2021 and December 31, 2020.

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

Note 5 – Net Increase in Net Assets Resulting from Operations per Common Share

The following information sets forth the computation of basic income per common share for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Net increase in net assets resulting from operations	$10,231,052	$10,909,028	$26,313,723	$26,230,561
Weighted-average shares outstanding for the period
Basic	33,160,481	27,271,559	32,360,107	26,603,966
Diluted	33,160,481	27,271,559	32,360,107	26,603,966
Per Share Data(1):
Basic and diluted income per common share
Basic	$0.31	$0.40	$0.81	$0.99
Diluted	$0.31	$0.40	$0.81	$0.99

(1)	Per share data is based on average weighted shares outstanding.

Note 6 – Net Assets

The Company has the authority to issue 100,000,000 shares of common stock, $0.01 par value per share.

During the three months ended September 30, 2021, the Company issued 575,032 shares for $8,401,215 in connection with the reinvestment of dividends. The following table summarizes capital activity during the three months ended September 30, 2021:

	Common Stock		Additional	Distributable	Total
			Paid-in	(Losses)	Net
	Shares	Amount	Capital	Earnings	Assets
Balance, beginning of period	32,690,454	$326,904	$485,755,211	$(8,343,018)	$477,739,097
Issuance of common stock	1,265,128	12,651	18,964,266	—	18,976,917
Reinvestment of dividends	575,032	5,751	8,395,464	—	8,401,215
Offering costs	—	—	(32,542)	—	(32,542)
Net investment income	—	—	—	10,741,124	10,741,124
Net realized gain (loss) on investments	—	—	—	718,310	718,310
Net change in unrealized appreciation
(depreciation) on investments	—	—	—	(1,228,382)	(1,228,382)
Dividends declared	—	—	—	(11,114,754)	(11,114,754)
Tax reconciliation of stockholders'
equity in accordance with U.S. GAAP	—	—	—	—	—
Balance, end of period	34,530,614	$345,306	$513,082,399	$(9,226,720)	$504,200,985

During the nine months ended September 30, 2021, the Company issued 1,830,974 shares for $26,994,806 in connection with the reinvestment of dividends. The following table summarizes capital activity during the nine months ended September 30, 2021:

	Common Stock		Additional	Distributable	Total
			Paid-in	(Losses)	Net
	Shares	Amount	Capital	Earnings	Assets
Balance, beginning of period	31,414,051	$314,140	$466,872,304	$(942,759)	$466,243,685
Issuance of common stock	1,285,589	12,856	19,270,972	—	19,283,828
Reinvestment of dividends	1,830,974	18,310	26,976,496	—	26,994,806
Offering costs	—	—	(37,373)	—	(37,373)
Net investment income	—	—	—	33,563,330	33,563,330
Net realized gain (loss) on investments	—	—	—	(4,076,766)	(4,076,766)
Net change in unrealized appreciation
(depreciation) on investments	—	—	—	(3,172,841)	(3,172,841)
Dividends declared	—	—	—	(34,597,684)	(34,597,684)
Tax reconciliation of stockholders'
equity in accordance with U.S. GAAP	—	—	—	—	—
Balance, end of period	34,530,614	$345,306	$513,082,399	$(9,226,720)	$504,200,985

During the three months ended September 30, 2020, the Company issued 550,639 shares for $7,934,712 in connection with the reinvestment of dividends. The following table summarizes capital activity during the three months ended September 30, 2020:

	Common Stock		Additional	Distributable	Total
			Paid-in	(Losses)	Net
	Shares	Amount	Capital	Earnings	Assets
Balance, beginning of period	26,936,387	$269,364	$400,544,970	$(12,560,276)	$388,254,058
Issuance of common stock	—	—	—	—	—
Reinvestment of dividends	550,639	5,506	7,929,206	—	7,934,712
Offering costs	—	—	1,505	—	1,505
Net investment income	—	—	—	9,522,580	9,522,580
Net realized gain (loss) on investments	—	—	—	1,142,706	1,142,706
Net change in unrealized appreciation
(depreciation) on investments	—	—	—	243,742	243,742
Dividends declared	—	—	—	(9,697,099)	(9,697,099)
Tax reconciliation of stockholders'
equity in accordance with U.S. GAAP	—	—	—	—	—
Balance, end of period	27,487,026	$274,870	$408,475,681	$(11,348,347)	$397,402,204

During the nine months ended September 30, 2020, the Company issued 1,654,791 shares for $23,858,677 in connection with the reinvestment of dividends. The following table summarizes capital activity during the nine months ended September 30, 2020:

	Common Stock		Additional	Distributable	Total
			Paid-in	(Losses)	Net
	Shares	Amount	Capital	Earnings	Assets
Balance, beginning of period	25,811,214	$258,112	$384,369,854	$(8,314,745)	$376,313,221
Issuance of common stock	21,021	210	315,098	—	315,308
Reinvestment of dividends	1,654,791	16,548	23,842,129	—	23,858,677
Offering costs	—	—	(51,400)	—	(51,400)
Net investment income	—	—	—	27,040,008	27,040,008
Net realized gain (loss) on investments	—	—	—	(5,370,702)	(5,370,702)
Net change in unrealized appreciation
(depreciation) on investments	—	—	—	4,561,255	4,561,255
Dividends declared	—	—	—	(29,264,163)	(29,264,163)
Tax reconciliation of stockholders'
equity in accordance with U.S. GAAP	—	—	—	—	—
Balance, end of period	27,487,026	$274,870	$408,475,681	$(11,348,347)	$397,402,204

The shares of common stock issued, the price per share and the proceeds raised, from inception through September 30, 2021, are detailed in the following table:

	Shares	Price Per
Issuance Date	Issued	Share	Gross Proceeds
October 8, 2015	1,667	$15.00	$25,000
December 22, 2016	333,333	15.00	5,000,000
April 19, 2017	1,000,000	15.00	15,000,000
June 26, 2017	1,666,667	15.00	25,000,000
September 12, 2017	2,666,667	15.00	40,000,000
December 22, 2017	3,000,000	15.00	45,000,000
May 31, 2018(1)	70,563	14.82	1,045,570
August 31, 2018(1)	117,582	14.92	1,754,244
September 27, 2018	1,997,337	15.02	30,000,000
November 15, 2018(1)	202,779	15.07	3,055,498
January 14, 2019	4,344,964	15.19	66,000,000
March 26, 2019(1)	326,431	15.14	4,942,168
May 21, 2019(1)	374,783	15.13	5,670,467
May 24, 2019	3,232,189	15.16	49,000,000
July 16, 2019(1)	464,986	15.13	7,035,236
August 26, 2019(1)	480,121	14.76	7,088,143
October 15, 2019	1,666,667	15.00	25,000,000
November 12, 2019(1)	43,979	14.76	649,123
December 20, 2019	3,333,333	15.00	50,000,000
December 23, 2019(1)	487,166	14.52	7,073,650
March 20, 2020(1)	575,132	14.58	8,385,423
March 31, 2020	21,021	15.00	315,308
May 21, 2020(1)	529,020	14.25	7,538,541
August 6, 2020(1)	550,639	14.41	7,934,712
October 15, 2020	3,333,333	15.00	50,000,000
November 12, 2020(1)	593,692	14.46	8,584,772
March 19, 2021(1)	618,815	14.84	9,183,220
March 24, 2021	20,461	15.00	306,911
May 13, 2021(1)	637,127	14.77	9,410,371
August 12, 2021(1)	575,032	14.61	8,401,215
September 29, 2021	1,265,128	15.00	18,976,917
Total	34,530,614		$517,376,489

(1)	Shares were issued as part of the dividend reinvestment plan.

In connection with the Initial Private Offering, the Company issued 18,241,157 shares of its common stock to stockholders for a total purchase price of $275,000,000. Between June 14, 2019 and September 30, 2021, the Company accepted $181,673,500 in capital commitments under its Second Private Offering. As of September 30, 2021 and December 31, 2020, respectively, the Company issued 9,617,379 and 8,352,251 shares of its common stock for aggregate proceeds of $144,260,683 and $125,283,766 under the Second Private Offering. As of September 30, 2021, the Company has issued 22,564 shares as an additional direct investment by Runway Growth Holdings LLC, an affiliate of RGC, at $15.00 per share for total proceeds of $338,453. For more information, see “Recent Developments.”

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

On September 15, 2021, the Company delivered an optional capital drawdown notice (the “Option Notice”) to its investors relating to the investors remaining unfunded capital commitments. The Option Notice provided investors with the ability to elect to either (i) fund their remaining unfunded capital commitment in full or (ii) not fund their remaining unfunded capital commitment without being considered in default under the terms of the subscription agreement, in either case by returning the Option Notice to the Company no later than September 20, 2021. Pursuant to the Option Notice, the Company sold 1,265,128 shares of common stock, par value $0.01 per share for an aggregate offering price of $18,976,917. The sale closed on September 29, 2021. As of September 30, 2021 the Company had $37,412,817 remaining in unfunded capital commitments.

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

For purposes of the Advisory Agreement, a “Spin-Off transaction” includes either a transaction whereby (a) the Company offers its stockholders the option to elect to either (i) retain their ownership of shares of the Company’s common stock, or (ii) exchange their shares of the Company’s common stock for shares of common stock in a newly formed entity (the “Public Fund”) that will elect to be regulated as a BDC under the 1940 Act and treated as a RIC under Subchapter M of the Code (the “Public Fund Spin Off”); or (b) the Company completes a listing of the Company’s securities on any securities exchange (an “Exchange Listing”). The base management fee will be an amount equal to 0.40% (1.60% annualized) of the Company’s average daily Gross Assets (defined below) during the most recently completed calendar quarter for so long as the aggregate amount of Gross Assets of the Company as of the end of the most recently completed calendar quarter is equal or greater than $500,000,000 but less than $1,000,000,000. For purposes of the Advisory

Agreement, “Gross Assets” is defined as the Company’s gross assets, including assets purchased with borrowed funds or other forms of leverage, as well as any paid-in-kind interest, as of the end of the most recently completed fiscal quarter. If the aggregate amount of the Company’s Gross Assets as of the end of the most recently completed calendar quarter is less than $500,000,000 the base management fee will be an amount equal to 0.4375% (1.75% annualized) of the Company’s average daily Gross Assets during the most recently completed calendar quarter. If the aggregate amount of the Company’s Gross Assets as of the end of the most recently completed calendar quarter is equal to or greater than $1,000,000,000, the base management fee will be an amount equal to 0.375% (1.50% annualized) of the Company’s average daily Gross Assets during the most recently completed calendar quarter.

RGC earned base management fees of $2,301,656 and $6,647,207 for the three and nine months ended September 30, 2021, respectively, and $1,721,913 and $5,017,590 for the three and nine months ended September 30, 2020, respectively.

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

Until the consummation of a Spin-Off transaction, in the event that (a) the sum of the Company’s cumulative net realized losses since the date of the Company’s election to be regulated as a BDC exceeded 2.0% of the total non-control/non-affiliate investments made by the Company since the date of the Company’s election to be regulated as a BDC through the end of the quarter and (b) the Pre-Incentive Fee net investment income adjusted to include any realized capital gains and losses (“Adjusted Pre-Incentive Fee net investment income”), expressed as an annualized rate of return on the value of the Company’s average daily net assets (defined as total assets less liabilities), since the Company’s election to be regulated as a BDC through the end of the quarter was less than 10.0%, no

Income Incentive Fee would be payable for such quarter until the first subsequent quarter in which either (x) the sum of the Company’s cumulative net realized losses since the date of the Company’s election to be regulated as a BDC was equal to or less than 2.0% of the total non-control/non-affiliate investments made by the Company since the date of the Company’s election to be regulated as a BDC through the end of such subsequent quarter or (y) the Adjusted Pre-Incentive Fee net investment income, expressed as an annualized rate of return on the value of the Company’s average daily net assets (defined as total assets less liabilities), since the Company’s election to be regulated as a BDC through the of the end of the quarter equals or exceeds 10.0%; provided, however, that in no event would any Income Incentive Fee be payable for any prior quarter after the three-year anniversary of the end of such quarter.

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

RGC earned incentive fees of $2,686,475 and $6,498,482, respectively, for the three and nine months ended September 30, 2021; $2,171,245 and $5,140,115, respectively, of the incentive fees for the three and nine  months ended September 30, 2021 were earned, payable in cash, and $515,230 and $1,358,367, respectively, of the incentive fees for the three and nine months ended September 30, 2021 were accrued and generated from deferred interest (i.e., PIK interest and certain discount accretion) and are not payable pending receipt of cash by the Company. RGC earned incentive fees for the three and nine  months ended September 30, 2020 of $1,650,930 and $4,871,907, respectively; $1,126,379 and $3,659,134, respectively, of the incentive fees for the three and nine months ended September 30, 2020 were earned, payable in cash, and $524,551 and $1,212,773, respectively, of the incentive fees for the three and nine  months ended September 30, 2020 were accrued and deferred (i.e., PIK interest and certain discount accretion) and are not payable pending receipt of cash by the Company.

The capital gains incentive fee consists of fees related to realized gains, realized capital losses and unrealized capital depreciation. With respect to the incentive fee expense accrual related to the capital gains incentive fee, U.S. GAAP requires that the capital gains invective fee accrual consider the cumulative aggregate unrealized appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized appreciation were realized even though such unrealized appreciation is not permitted to be considered in calculating the fee actually payable under the Advisory Agreement. As of each of September 30, 2021 and December 31, 2020, there was no capital gains incentive fee accrued, earned or payable to RGC under the Advisory Agreement.

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

The Company reimbursed the Administrator $261,630 and $741,012, respectively, during the three and nine months ended September 30, 2021. As of September 30, 2021, the Company had accrued a net payable to the Administrator of $227,038. Of the total amount reimbursed and accrued during the three and nine months ended September 30, 2021, $206,167 and $643,606, respectively, was related to overhead allocation expense. The Company reimbursed the Administrator $127,095 and $433,424, respectively, during the three and nine months ended September 30, 2020. As of September 30, 2020, the Company accrued a net payable to the Administrator of $124,215. Of the total amount reimbursed and accrued during the three and nine months ended September 30, 2020, $136,826 and $411,520, respectively, was related to overhead allocation expense. As of December 31, 2020, the Company had accrued a net payable to the Administrator of $143,515. Administration fees, which include fees payable by the Administrator to third-party service providers who provide additional administration services for the Company, were $179,500 and $420,360 for the three and nine months ended September 30, 2021, respectively. Administration fees, which include fees payable by the Administrator to third-party service providers who provide additional administration services for the Company, were $132,715 and $378,395 for the three and nine months ended September 30, 2020, respectively.

License Agreement

The Company has entered into a license agreement with RGC (the “License Agreement”) pursuant to which RGC has granted the Company a personal, non-exclusive, royalty-free right and license to use the name “Runway Growth Finance”. Under the License Agreement, the Company has the right to use the “Runway Growth Finance” name for so long as RGC or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company has no legal right to the “Runway Growth Finance” name.

Oaktree Strategic Relationship

In December 2016, the Company and RGC entered into a strategic relationship with Oaktree Capital Management, L.P. (“Oaktree”). As part of the strategic relationship, OCM Growth Holdings, LLC, a Delaware limited liability company (“OCM”) managed by Oaktree, made an initial $125.0 million capital commitment to the Company, which was subsequently increased to $139.0 million (the “Initial OCM Commitment”). On September 14, 2019, in connection with the Second Private Offering, the Company accepted a capital commitment from OCM in the amount of $112.5 million (the “Subsequent OCM Commitment and, together with the Initial OCM Commitment, the “OCM Commitment”). As of September 30, 2021, OCM owned 19,200,496 shares of our common stock or 56% of our total issued and outstanding shares. Pursuant to an irrevocable proxy, the shares of the Company’s common stock held by OCM must be voted in the same manner that our other stockholders vote their shares.

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

The following tables present information about the Company’s assets and liabilities measured at fair value as of September 30, 2021 and December 31, 2020, respectively:

	As of September 30, 2021
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Common Stock	$11,216,290	$5,812,694	$—	$17,028,984
Senior Secured Term Loans	—	—	531,605,724	531,605,724
Preferred Stock	15,889,998	—	1,077,615	16,967,613
Warrants	—	—	20,750,056	20,750,056
Total Portfolio Investments	27,106,288	5,812,694	553,433,395	586,352,377
U.S. Treasury Bill	60,000,660	—	—	60,000,660
Total Investments	$87,106,948	$5,812,694	$553,433,395	$646,353,037

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Common Stock	$—	$521,940	$—	$521,940
Corporate Bonds	—	333,453	—	333,453
Senior Secured Term Loans	—	—	501,964,657	501,964,657
Preferred Stock	13,230,000	1,429,600	1,336,268	15,995,868
Warrants	—	—	33,008,672	33,008,672
Total Portfolio Investments	13,230,000	2,284,993	536,309,597	551,824,590
U.S. Treasury Bill	70,002,060	—	—	70,002,060
Total Investments	$83,232,060	$2,284,993	$536,309,597	$621,826,650

The Company recognizes transfers into and out of the levels indicated above at the end of each reporting period. During the period ended September 30, 2021, the Company had warrant investments converted to common stock investments, resulting in an asset transfer out of Level 3 and into Level 2 at the fair value of $15,305,039. There were no transfers into or out of the levels during the year ended December 31, 2020.

The following table presents a rollforward of Level 3 assets measured at fair value as of September 30, 2021:

	Preferred	Senior Secured
	Stock	Term Loans	Warrants	Total
Fair value at December 31, 2020	$1,336,268	$501,964,657	$33,008,672	$536,309,597
Amortization of fixed income premiums or accretion of discounts	—	5,541,082	—	5,541,082
Purchases of investments(1)	2,000,000	233,311,709	475,074	235,786,783
Sales or repayments of investments(1)	—	(202,045,467)	(86,834)	(202,132,301)
Transfers out of Level 3	—	—	(15,305,039)	(15,305,039)
Realized (loss)	—	—	(418,037)	(418,037)
Change in unrealized appreciation (depreciation)	(2,258,653)	(7,166,257)	3,076,220	(6,348,690)
Fair value at September 30, 2021	$1,077,615	$531,605,724	$20,750,056	$553,433,395
Change in unrealized appreciation (depreciation) on Level 3 investments still held as of September 30, 2021	$(258,653)	$(7,090,189)	$(12,249,072)	$(19,597,914)

(1)	Includes PIK interest, net of reorganization and restructuring of investments.

The following table presents a rollforward of Level 3 assets measured at fair value as of September 30, 2020:

	Preferred	Senior Secured
	Stock	Term Loans	Warrants	Total
Fair value at December 31, 2019	$437,515	$349,570,424	$18,008,337	$368,016,276
Amortization of fixed income premiums or accretion of discounts	—	6,790,922	—	6,790,922
Purchases of investments(1)	18,687,450	120,300,988	2,129,500	141,117,938
Sales or repayments of investments(1)	—	(76,114,572)	(2,849,949)	(78,964,521)
Realized gain (loss)	—	(7,835,899)	1,182,651	(6,653,248)
Change in unrealized appreciation (depreciation)	(1,803,471)	2,657,916	3,612,246	4,466,691
Fair value at September 30, 2020	$17,321,494	$395,369,779	$22,082,785	$434,774,058
Change in unrealized appreciation (depreciation) on Level 3 investments still held as of September 30, 2020	$13,979	$3,299,020	$(1,366,380)	$1,946,619

(1)	Includes PIK interest, net of reorganization and restructuring of investments.

The following table provides quantitative information regarding Level 3 fair value measurements as of September 30, 2021:

				Range
Description	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average)
Preferred Stock	$1,077,615	Recent private market and merger and acquisition transaction prices	N/A	N/A
Senior Secured Term Loans(1)	508,457,921	Discounted Cash Flow analysis	Discount rate	8.7%-100.0% (13.5%)
		Market approach	Origination yield	6.8%-100.1% (12.4%)
	23,147,803	PWERM	Discount rate	15.1%-27.1% (20.0%)
Warrants(2)	13,516,296	Option pricing model	Risk-free interest rate	0.0%-0.9% (0.2%)
			Average industry volatility	30.0%-75.0% (45.6%)
			Estimated time to exit	0.3-5.0 yrs (1.9 yrs)
			Revenue multiples	0.00x-13.41x (5.19x)
	7,233,760	PWERM	Discount rate	30.0%-46.0% (37.1%)
			Revenue multiples	3.65x-95.67x (9.67x)
Total Level 3 Investments	$553,433,395

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2020:

				Range
Description	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average)
Preferred Stock	$1,336,268	Recent private market and merger and acquisition transaction prices	N/A	N/A
Senior Secured Term Loans(1)	471,256,844	Discounted Cash Flow analysis	Discount Rate	8.0%-100.0% (14.8%)
		Market approach	Origination yield	11.4%-100.1% (14.3%)
	30,707,813	PWERM	Discount Rate	19.5%-23.8% (20.2%)
Warrants(2)	16,803,367	Option pricing model	Risk-free interest rate	0.1%-0.8% (0.1%)
			Average industry volatility	35.0%-72.2% (56.0%)
			Estimated time to exit	0.3-9.2 (1.5) years
			Revenue Multiples	0.00x-5.85x (1.92x)
	16,205,305	PWERM	Discount Rate	21.0%-40.0% (27.9%)
			Revenue Multiples	0.00x-51.69x (5.62x)
Total Level 3 Investments	$536,309,597

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

(2)

The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are inputs used in the OPM, which include industry volatility, risk free interest rate and estimated time to exit. The Equity Allocation model and the Black Scholes model were the main OPMs used during the period ended September 30, 2021 and the year ended December 31, 2020. Probability Weighted Expected Return Models (“PWERM”) and other techniques were used as determined appropriate. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. However, a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase or decrease in the unobservable inputs. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.

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

Warrants

Warrants provide exposure and potential gains upon equity appreciation of the portfolio company’s equity value. A warrant has a limited life and expires on a certain date. As a warrant’s expiration date approaches, the time value of the warrant will decline. In addition, if the stock underlying the warrant declines in price, the intrinsic value of an “in the money” warrant will decline. Further, if the price of the stock underlying the warrant does not exceed the strike price of the warrant on the expiration date, the warrant will expire worthless. As a result, there is the potential for the entire value of an investment in a warrant to be lost. The Company’s volume of warrant investment activity is closely correlated to its primary senior secured loans to portfolio companies. For the three and nine  months ended September 30, 2021, the Company had a net realized gain (loss) of $72,371 and $(418,037), respectively, and a net change in unrealized depreciation of $2,463,752 and $3,076,220, respectively, from its investments in warrants. For the three and nine months ended September 30, 2020, the Company had net realized gains of $2,900 and $1,182,651, respectively, and a net change in unrealized appreciation of $1,796,815 and $3,612,246, respectively, from its investments in warrants. Realized loss from warrants is included in Realized gain (loss) on non-control/non-affiliate investments, including U.S. Treasury Bills on the Statement of Operations. Net change in unrealized appreciaiont/depreciation from investments in warrants is included in Net Change in unrealized appreciation (depreciation) on non-control/non-affiliate investments, including U.S. Treasury Bills.

Counterparty risk exists from the potential failure of an issuer of warrants to settle its exercised warrants. The maximum risk of loss from counterparty risk is the fair value of the contracts and the purchase price of the warrants. The Company’s Board of Directors considers the effects of counterparty risk when determining the fair value of its investments in warrants.

Note 10 – Credit Facilities

On May 31, 2019, the Company entered into a Credit Agreement, as subsequently amended (the “Credit Agreement”) by and among the Company, as borrower, KeyBank National Association, as administrative agent, syndication agent, and a lender, CIBC Bank USA (“CIBC”), as documentation agent and a lender, U.S. Bank National Association, as paying agent, the guarantors from time to time party thereto, and the other lenders from time to time party thereto.

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

On November 10, 2020, Company entered into an amendment to the Credit Agreement, as well as a corresponding amendment to the fee letter dated May 31, 2019 (collectively, the “November Credit Facility Amendment”). The November Credit Facility Amendment amended the Credit Agreement to, among other things: (i) increase the size of the aggregate commitments under the Credit Facility to $175 million from $100 million; (ii) add MUFG Union Bank, N.A. as a new lender and co-documentation agent under the Credit Agreement; (iii) revise the interest rate margin to be 3.00% for the remaining term of the Credit Facility regardless of the Credit Facility average utilization or the number of unaffiliated obligors on loans in the collateral; (iv) permit the Company to obtain a future subscription line of credit of up to $50 million; (v) revise the LIBOR replacement provisions; (vi) implement a 0.50% LIBOR floor and benchmark replacement rate floor on borrowings under the Credit Agreement; and (vii) revise certain of the borrowing base concentration limits.

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

On August 3, 2021, the Company further amended the fee letter (the “Second Amended and Restated Fee Letter”) to amend the first payment date of the minimum earnings fee, which will be payable annually starting on May 31, 2022. Under the Second Amended and Restated Fee Letter, the Company will also pay a supplemental fee on the 15th calendar day of each month beginning August 16, 2021 and ending July 15, 2022 in an aggregate amount equal to $66,367, which is paid pro rata to the lenders listed in Schedule A of the Second Amended and Restated Fee Letter.

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

For the three and nine months ended September 30, 2021, the weighted average outstanding debt balance was $90,673,913 and $86,487,179, respectively, and the weighted average effective interest rate under the Credit Agreement and Credit Facilities was 3.5% and 3.5%, respectively. For the three and nine months ended September 30, 2020, the weighted average outstanding debt balance was $47,657,609 and $18,596,715, respectively, and the weighted average effective interest rate under the Credit Agreement and Credit Facilities was 3.30% and 3.60%, respectively.

As of September 30, 2021, the Company had $80,000,000 outstanding under the Credit Agreement with maturity as follows:

	Date of
Loan Facility	Advance	Due Date	Amount	Rate
KeyBank National Association Loan Facility	6/30/2020	5/31/2022	$80,000,000	3.50%
			$80,000,000

As of December 31, 2020, the Company had $99,000,000 outstanding under the Credit Agreement with maturity as follows:

	Date of
Loan Facility	Advance	Due Date	Amount	Rate
KeyBank National Association Loan Facility	6/30/2020	5/31/2022	$99,000,000	3.22%
			$99,000,000

Note 11 – Financial Highlights

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Data(1):
Net asset value at beginning of period	$14.61	$14.41	$14.84	$14.58
Net investment income(3)	0.32	0.35	1.04	1.02
Realized gain (loss)	0.02	0.04	(0.13)	(0.20)
Change in unrealized appreciation (depreciation)	(0.04)	0.01	(0.10)	0.17
Dividends	(0.34)	(0.36)	(1.07)	(1.10)
Offering costs	—	—	—	—
Accretion (Dilution)(4)	0.03	0.01	0.02	(0.01)
Net asset value at end of period	$14.60	$14.46	$14.60	$14.46
Total return based on net asset value(2)	(0.07)%	0.35%	(1.62)%	(0.82)%
Weighted-average shares outstanding for period, basic	33,160,481	27,271,559	32,360,107	26,603,966
Ratio/Supplemental Data:
Net assets at end of period	$504,200,985	$397,402,204	$504,200,985	$397,402,204
Average net assets(5)	$482,599,112	$394,021,686	$479,314,523	$386,295,481
Annualized ratio of net operating expenses to average net assets(6),(7)	4.82%	3.48%	5.18%	4.34%
Annualized ratio of net increase (decrease) in net assets resulting from operations to average net assets(7)	10.06%	12.23%	7.80%	9.46%

(1)	Financial highlights are based on weighted-average shares outstanding.
(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.
(3)	Return from investment operations was 2.19% and 2.43% for the three months ended September 30, 2021 and 2020, respectively. Return from investment operations was 7.01% and 7.00% for the nine months ended September 30, 2021 and 2020, respectively. Return from investment operations represents returns on net investment income (loss) from operations.
(4)	Return from accretion was 0.21% and 0.07% for the three months ended September 30, 2021 and 2020, respectively. Return from accretion was 0.13% and (0.06)% for the nine months ended September 30, 2021 and 2020, respectively.
(5)	The annualized ratio of net investment income to average net assets was 10.48% and 10.83% for the three months ended September 30, 2021 and 2020, respectively. The annualized ratio of net investment income to average net assets was 9.82% and 9.74% for the nine months ended September 30, 2021 and 2020, respectively.
(6)	The annualized ratio of net operating expenses excluding incentive fees, to average net assets was 4.26% and 3.06% for the three months ended September 30, 2021 and 2020, respectively. The annualized ratio of net operating expenses excluding incentive fees, to average net assets was 3.83% and 3.08% for the nine months ended September 30, 2021 and 2020, respectively
(7)	Incentive fees are not annualized.

Note 12 - Subsequent Events

The Company evaluated events subsequent to September 30, 2021 through November 4, 2021.

On October 18, 2021, Credit Sesame, Inc. prepaid its outstanding principal balance of $41,047,728. In addition, the Company received cash proceeds of $2,140,678 in conjunction with ETP, prepayment fees, and interest for total proceeds of $43,188,406.

On October 19, 2021, the Company entered into an amendment to the Credit Agreement to make certain immaterial clarifications to the terms of the Credit Agreement.

On October 25, 2021, the Company closed its IPO, issuing 6,850,000 shares of its common stock at a public offering price of $14.60 per share. Net of underwriting fees, the Company received total net cash proceeds of $94.0 million, before expenses. The Company has granted the underwriters an option to purchase up to an additional 1,027,500 shares of common stock at the public offering price, less the sales load payable by the Company, on or before November 19, 2021. The Company’s common stock began trading on the Nasdaq Global Select Market under the symbol “RWAY” on October 21, 2021.

In connection with IPO, the Board approved an amended and restated dividend reinvestment plan (the “New DRIP”), which became effective on October 25, 2021, concurrent with the IPO. Pursuant to the New DRIP, among other changes, with respect to each cash dividend or distribution, the Board reserves the right to either issue new shares of common stock or purchase shares of common stock in the open market for the accounts of Participants (as defined in the New DRIP). If newly issued shares are used to implement the New DRIP, the number of shares to be issued to a shareholder will be determined by dividing the total dollar amount of the distribution payable to such Participant by the market price per share of the Company’s Common Stock at the close of regular trading of the Nasdaq Global Select Market on the Payment Date (as defined in the New DRIP), or if no sale is reported for such day, the average of the reported bid and asked prices. However, if the market price per share on the Payment Date exceeds the most recently computed net asset value per share, the Company will issue shares at the greater of (i) the most recently computed net asset value per share and (ii) 95% of the current market price per share (or such lesser discount to the current market price per share that still exceeds the most recently computed net asset value per share). If shares are purchased in the open market to implement the New DRIP, the number of shares to be issued to a Participant shall be determined by dividing the dollar amount of the distribution payable to such Participant by the weighted average price per share for all shares of common stock purchased by the plan administrator in the open market in connection with the dividend or distribution.

On October 26, 2021, the Company funded an investment of $8,775,000 to Marley Spoon AG.

On October 28, 2021, the Company declared a dividend of $0.25 per share payable on November 22, 2021 to shareholders of record as of November 8, 2021.

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

Overview

We are an externally managed, non-diversified closed-end investment management company that was formed on August 31, 2015 as a corporation under the laws of the State of Maryland. On August 18, 2021, we changed our name to “Runway Growth Finance Corp.” from “Runway Growth Credit Fund Inc.” We have elected to be regulated as a BDC under the 1940 Act. In addition, we have elected to be treated, have qualified, and intend to continue to qualify annually as a RIC under Subchapter M of the Code. If we fail to qualify as a RIC for any taxable year, we will be subject to corporate-level U.S. federal income tax on any net taxable income for such year. As a BDC and a RIC, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source-of-income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our investment company taxable income and net tax-exempt interest.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will remain an emerging growth company until the last day of our fiscal year following the fifth anniversary of our initial public offering on October 25, 2021 (“IPO”), or until the earliest of (i) the last day of the first fiscal year in which we have total annual gross revenue of $1,070,000,000 or more, (ii) December 31 of the fiscal year in which we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (together with the rules and regulations promulgated thereunder, the “Exchange Act”), (which would occur if the market value of our common stock held by non-affiliates exceeds $700.0 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months), or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period. For so long as we remain an emerging growth company under the JOBS Act, we will be subject to reduced public company reporting requirements.

We are externally managed by RGC, an investment adviser that has registered with the SEC under the Investment Advisers Act of 1940, as amended. The Administrator, a wholly-owned subsidiary of RGC, provides all the administrative services necessary for us to operate.

In October 2015, in connection with the our formation, we issued and sold 1,667 shares of common stock to R. David Spreng, our President, Chief Executive Officer and Chairman of our Board of Directors, for an aggregate purchase price of $25,000. The sale of shares of common stock was approved by the unanimous consent of the sole director at the time. Between December 2016 and December 2017, we completed our first private offering of shares of common stock to investors (the “Initial Private Offering”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), and other applicable securities laws. As of September 30, 2021, in connection with the Initial Private Offering, we had issued 18,241,157 shares of its common stock for a total purchase price of $275,000,000.

As of September 30, 2021, we have completed multiple closings under our second private offering (the “Second Private Offering”) and had accepted aggregate capital commitments of $181,673,500. As of September 30, 2021, we have issued 9,617,379 shares of common stock for a total purchase price of $144,260,683 in connection with the Second Private Offering and $37,412,817 of capital commitments remain undrawn. As of September 30, 2021, we issued 22,564 shares as an additional direct investment by Runway Growth Holdings LLC, an affiliate of RGC, for a total purchase price of $338,453. As of September 30, 2021, we have issued an additional 6,647,847 shares as part of the dividend reinvestment program. Refer to Note 6 for further detail.

On October 25, 2021, we closed our IPO, issuing 6,850,000 shares of our common stock at a public offering price of $14.60 per share.  Net of underwriting fees and offering costs, we received net cash proceeds of $92.0 million. We have granted the underwriters an option to purchase up to an additional 1,027,500 shares of common stock at the public offering price, less the sales load payable by us, on or before November 19, 2021. Our common stock began trading on the Nasdaq Global Select Market under the symbol “RWAY” on October 21, 2021.

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

Portfolio Composition and Investment Activity

Portfolio Composition

At September 30, 2021, we had investments in 38 portfolio companies, representing 19 companies in which we held loan and warrant investments, three companies in which we held loan investments and shares of common, preferred stock, or a combination with warrants, one company in which we held a loan investment only, 10 companies in which we held warrant investments only, five companies in which we held shares of common or preferred stock only, or a combination with warrants, and we held one U.S. Treasury Bill. At December 31, 2020, we had investments in 31 portfolio companies, representing 22 companies in which we held loan and warrant investments, six companies in which we held warrant interests only, one company in which we held bonds, and we held one

U.S. Treasury Bill. The following table shows the fair value of our investments, by asset class, as of September 30, 2021 and December 31, 2020:

	September 30, 2021 (Unaudited)			December 31, 2020
			Percentage			Percentage
			of Total			of Total
Investments	Cost	Fair Value	Portfolio	Cost	Fair Value	Portfolio
Portfolio Investments
Common Stocks	$4,812,524	$17,028,984	2.6%	$1,237,196	$521,940	0.1%
Corporate Bonds	—	—	—	253,095	333,453	0.1
Senior Secured Term Loans	543,362,602	531,605,724	82.2	506,555,279	501,964,657	80.7
Preferred Stocks	17,337,836	16,967,613	2.6	19,737,450	15,995,868	2.6
Warrants	18,774,732	20,750,056	3.2	18,804,531	33,008,672	5.3
Total Portfolio Investments	584,287,694	586,352,377	90.7	546,587,551	551,824,590	88.7

U.S. Treasury Bill	60,000,558	60,000,660	9.3	70,001,472	70,002,060	11.3
Total Investments	$644,288,252	$646,353,037	100.0%	$616,589,023	$621,826,650	100.0%

For the three and nine months ended September 30, 2021, our debt investment portfolio had a dollar-weighted annualized yield of 15.34% and 14.17%, respectively. For the three and nine months ended September 30, 2020, our debt investment portfolio had a dollar-weighted annualized yield of 14.81% and 15.25%, respectively. We calculate the yield on dollar-weighted debt investments for any period measured as (1) total related investment income during the period divided by (2) the daily average of the fair value of debt investments outstanding during the period. As of September 30, 2021, our debt investments had a dollar-weighted average outstanding term of 46 months at origination and a dollar-weighted average remaining term of 33 months, or approximately 2.7 years. As of September 30, 2021, substantially all of our debt investments had an original committed principal amount of between $6 million and $50 million, repayment terms of between 34 months and 60 months and pay cash interest at annual interest rates of between 5.50% and 12.00%.

The following table shows our dollar-weighted annualized yield by investment type for the three and nine months ended September 30, 2021 and September 30, 2020:

	Fair Value(1)				Cost(2)
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Investment type:
Debt investments	15.34%	14.81%	14.17%	15.25%	14.87%	14.51%	13.93%	14.91%
Equity interest	2.41%	3.56%	2.60%	3.67%	3.60%	3.42%	3.28%	3.53%
All investments	13.96%	13.76%	13.06%	14.14%	14.06%	13.46%	13.12%	13.80%

(1)	We calculate the dollar-weighted annualized yield on average investment type for any period as (a) total related investment income during the period divided by (b) the daily average of the fair value of the investment type outstanding during the period. The dollar-weighted annualized yield represents the portfolio yield and will be higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.
(2)	We calculate the dollar-weighted annualized yield on average investment type for any period as (a) total related investment income during the period divided by (b) the daily average of the investment type outstanding during the period, at amortized cost. The dollar-weighted annualized yield represents the portfolio yield and will be higher than what investors will realize because it does not reflect our expenses or any saled load paid by investors.

Investment Activity

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments as well as repayments and sales of existing investments. During the nine months ended September 30, 2021, the Company funded $140.1 million in nine new portfolio companies and $97.0 million in ten existing portfolio companies. The Company also received $196.4 million in loan repayments from 12 portfolio companies. During the nine months ended September 30, 2020, the Company funded $150.8 million in eight new portfolio companies and $14.9 million in six existing portfolio companies. The Company also received $76.1 million in loan repayments from eight portfolio companies and $2.9 million in proceeds from the termination of warrants.

Portfolio Reconciliation

The following is a reconciliation of our investment portfolio, including U.S. Treasury Bills, for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020
	(unaudited)	(unaudited)
Beginning Investment Portfolio	$621,826,650	$467,981,699
Purchases of Investments(1)	239,458,881	144,044,139
Purchases of U.S. Treasury Bills	115,000,509	179,998,299
Amortization of Fixed Income Premiums or Accretion of Discounts	5,539,659	6,808,066
Sales or Repayments of Investments	(197,534,296)	(76,805,766)
Scheduled Principal Payments of Investments	(5,671,437)	(6,128,394)
Sales and Maturities of U.S. Treasury Bills(2)	(124,999,118)	(194,985,264)
Realized (Loss) on Investments	(4,094,970)	(5,370,702)
Net Change in Unrealized Appreciation (Depreciation) on Investments	(3,172,841)	4,561,252
Ending Investment Portfolio	$646,353,037	$520,103,329

(1)	Includes PIK interest.
(2)	Excludes $25,999,624 in U.S. Treasury Bills sold short for the nine months ended September 30, 2020.

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

The following table shows the investment ratings of our debt investments at fair value as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021			As of December 31, 2020
		% of	Number of		% of	Number of
Investment		Total	Portfolio		Total	Portfolio
Rating	Fair Value	Portfolio	Companies	Fair Value	Portfolio	Companies
1	$85,396,191	13.2%	2	$—	—%	—
2	318,653,909	49.3%	14	380,796,998	61.2%	15
3	100,419,365	15.5%	4	90,459,846	14.5%	5
4	17,273,464	2.7%	2	30,707,813	4.9%	2
5	9,862,794	1.5%	1	—	—%	—
	$531,605,723	82.2%	23	$501,964,657	80.7%	22

The global COVID-19 pandemic, to date, has had limited impact on the investment ratings of our debt investments, taken as a whole. However, the ongoing impact of the global COVID-19 pandemic is uncertain and we can make no assurances that the pandemic will not have a negative impact on our investment portfolio in the future.

Loans and Debt Securities on Non-Accrual Status

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of September 30, 2021, the Company had six loans to Mojix, Inc. and one loan to Pivot3 Holdings, Inc., representing an aggregate principal funded of $30,383,707 at a fair value of $23,147,803, on non-accrual status, which represents 4.59% of the Company’s net assets. As of December 31, 2020, we had nine loans to Mojix, Inc. representing an aggregate principal funded of $11,000,000 at a fair market value of $8,961,080, on non-accrual status, which represents 1.92% of our net assets.

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

Comparison of the Three Months Ended September 30, 2021 and 2020

	Three Months Ended		Three Months Ended
	September 30, 2021		September 30, 2020
		Per		Per
	Total	Share(1)	Total	Share(1)
Investment income
Interest and dividend income	$18,508,669	$0.56	$14,097,541	$0.52
Other income	101,397	—	118,182	—
Total investment income	18,610,066	0.56	14,215,723	0.52
Operating expenses
Management fees	2,301,656	0.07	1,721,913	0.06
Incentive fees	2,686,475	0.08	1,650,930	0.06
Interest expense	812,852	0.02	407,701	0.02
Professional fees	505,545	0.02	198,217	0.01
Overhead allocation expense	249,141	0.01	161,553	0.01
Administration fees	179,500	0.01	132,715	—
Credit facility fees	738,087	0.02	132,083	—
Directors’ fees	67,750	—	60,250	—
Other expenses	327,936	0.01	227,781	0.01
Total operating expenses	7,868,942	0.24	4,693,143	0.17
Net investment income	10,741,124	0.32	9,522,580	0.35
Realized gain (loss) on investments	718,310	0.02	1,142,706	0.04
Net change in unrealized appreciation (depreciation) on investments	(1,228,382)	(0.04)	243,742	0.01
Net increase in net assets resulting from operations	$10,231,052	0.30	$10,909,028	0.40

(1)	The basic per share figures noted above are based on weighted averages of 33,160,481 and 27,271,559 shares outstanding for the three months ended September 30, 2021 and 2020, respectively.

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

Investment income for the three months ended September 30, 2021 and 2020 was $18,610,066 and $14,215,723, respectively, and includes non-recurring income of $3,403,585 and $295,523, respectively. The increase in investment income for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to interest income and driven by our deployment of capital, increased invested balance, prepayments, and end-of-term payments, partially offset by falling market interest rates.

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

Operating expenses for the three months ended September 30, 2021 and 2020 were $7,868,943 and $4,693,143, respectively. Operating expenses increased for the three months ended September 30, 2021 from the three months ended September 30, 2020 primarily due to an increase in incentive fees, management fees, credit facility fees, and interest expense due to an increase in leverage utilization. Operating expenses per share for the three months ended September 30, 2021 and 2020 were $0.24 per share and $0.17 per share, respectively.

Incentive Fees

Incentive fees for the three months ended September 30, 2021 and 2020 were $2,686,475 and $1,650,930, respectively, incurred primarily due to net investment income. Incentive fees increased for the three months ended September 30, 2021 from the three months ended September 30, 2020 primarily due to an increase in net investment income arising from prepayments. $2,171,245 of the incentive fees for the three months ended September 30, 2021 were earned, payable in cash, and included under Accrued incentive fees on the Statement of Assets and Liabilities as of September 30, 2021. $515,230 of the incentive fees for the three months ended September 30, 2021 were deferred and accrued, and included in Accrued incentive fees on the Statement of Assets and Liabilities as of September 30, 2021. $1,126,379 of the incentive fees for the three months ended September 30, 2020 were earned, payable in cash, and included under Accrued incentive fees on the Statement of Assets and Liabilities as of September 30, 2020. $524,551 of the incentive fees for the three months ended September 30, 2020 were deferred and accrued, and included under Accrued incentive fees on the Statement of Assets and Liabilities as of September 30, 2020. Incentive fees related to PIK or deferred interest are accrued and payment is deferred until such interest is collected in cash. Incentive fees per share for the three months ended September 30, 2021 and September 30, 2020 were $0.08 and $0.06 per share, respectively.

Net Investment Income

Net investment income for the three months ended September 30, 2021 and 2020 was $10,741,123 and $9,522,580, respectively. Net investment income increased for the three months ended September 30, 2021 from the three months ended September 30, 2020, primarily due to an increase in interest income resulting from an increase in the size of the investment portfolio and an increase in prepayments. Net investment income per share for the three months ended September 30, 2021 and 2020 was $0.32 per share and $0.35 per share, respectively.

Net Realized Gain (Loss) on Investments

The net realized gain on investments of $718,311 for the three months ended September 30, 2021 was primarily due to the gain on a portion of our investment in the common stock of Porch Group, Inc. and Ouster, Inc. and warrants of Brilliant Earth LLC. The net realized gain on investments of $1,142,706 for the three months ended September 30, 2020 was primarily due to the gain on our investment in the common stock of Hercules Capital Inc.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Net change in unrealized depreciation on investments of $1,228,382 for the three months ended September 30, 2021 was primarily due to decreases in the fair value of our common stock in Ouster, Inc. and warrants in CareCloud, Inc. and Circadence Corporation and partially offset by an increase in the fair value of our senior secured loans in Mojix, Inc.  The net change in unrealized appreciation on investments of $243,742 for the three months ended September 30, 2020 was primarily due to increases in the fair value of our senior secured loan to Brilliant Earth LLC and our investments in the warrants of MTBC, Inc. and Aspen Group, Inc. This was partially offset by decreases in the fair value of our senior secured loan to Pivot3, Inc. and our investment in the preferred stock of MTBC, Inc.

Net Increase in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of $10,231,052 for the three months ended September 30, 2021, as compared to a net increase in net assets resulting from operations of $10,909,028 for the three months ended September 30, 2020. The net decrease in net assets resulting from operations for the three months ended September 30, 2021 from the three months ended September 30, 2020 was primarily due to a decrease in unrealized appreciation in our portfolio and an increase in operating expenses for the three months ended September 30, 2021.

Comparison of the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2020
		Per		Per
	Total	Share(1)	Total	Share(1)
Investment income
Interest and dividend income	$53,435,814	$1.65	$40,121,836	$1.51
Other income	342,626	0.01	715,798	0.03
Total investment income	53,778,440	1.66	40,837,634	1.54
Operating expenses
Management fees	6,647,207	0.21	5,017,590	0.19
Incentive fees	6,498,482	0.20	4,871,906	0.18
Interest expense	2,302,582	0.07	595,195	0.02
Professional fees	1,151,610	0.04	919,390	0.04
Overhead allocation expense	655,260	0.02	507,536	0.02
Administration fees	420,360	0.01	378,395	0.01
Credit facility fees	1,447,288	0.04	510,805	0.02
Directors’ fees	201,750	—	188,250	0.01
Tax expense	41	—	1,319	—
Other expenses	890,530	0.03	807,240	0.03
Total operating expenses	20,215,110	0.62	13,797,626	0.52
Net investment income	33,563,330	1.04	27,040,008	1.02
Realized (loss) on investments	(4,076,766)	(0.13)	(5,370,702)	(0.20)
Net change in unrealized appreciation (depreciation) on investments	(3,172,841)	(0.10)	4,561,255	0.17
Net increase in net assets resulting from operations	$26,313,723	0.81	$26,230,561	0.99

(2)	The basic per share figures noted above are based on weighted averages of 32,360,107 and 26,603,966 shares outstanding for the nine months ended September 30, 2021 and 2020, respectively.

Investment Income

Investment income for the nine months ended September 30, 2021 and 2020 was $53,778,440 and $40,837,634, respectively, and includes non-recurring income of $6,972,631 and $3,143,988, respectively. The increase in investment income for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to interest income and driven by our deployment of capital, increased invested balance, prepayments, and end-of-term payments, partially offset by falling market interest rates.

Operating Expenses

Operating expenses for the nine months ended September 30, 2021 and 2020 were $20,215,110 and $13,797,626, respectively. Operating expenses increased for the nine months ended September 30, 2021 from the nine months ended September 30, 2020 primarily due to an increase in incentive fees, management fees, credit facility fees, and interest expense due to an increase in leverage utilization. Operating expenses per share for the nine months ended September 30, 2021 and 2020 were $0.62 per share and $0.52 per share, respectively.

Incentive Fees

Incentive fees for the nine months ended September 30, 2021 and 2020 were $6,498,482 and $4,871,906, respectively, incurred primarily due to net investment income. Incentive fees increased for the nine months ended September 30, 2021 from the nine months ended September 30, 2020 primarily due to an increase in net investment income arising from prepayments. $5,140,115 of the incentive fees for the nine months ended September 30, 2021 were earned, payable in cash, and included under Accrued incentive fees on the Statement of Assets and Liabilities as of September 30, 2021. $1,358,367 of the incentive fees for the nine months ended September 30, 2021 were deferred and accrued, and included in Accrued incentive fees on the Statement of Assets and Liabilities as of September 30, 2021. $3,659,134 of the incentive fees for the nine months ended September 30, 2020 were earned, payable in cash, and included under Accrued incentive fees on the Statement of Assets and Liabilities as of September 30, 2020. $1,212,772 of the incentive fees for the nine months ended September 30, 2020 were deferred and accrued, and included under Accrued incentive fees on the Statement of Assets and Liabilities as of September 30, 2020. Incentive fees related to PIK or deferred interest are accrued and payment is deferred until such interest is collected in cash. Incentive fees per share for the nine months ended September 30, 2021 and September 30, 2020 were $0.20 and $0.18 per share, respectively.

Net Investment Income

Net investment income for the nine months ended September 30, 2021 and 2020 was $33,563,330 and $27,040,008, respectively. Net investment income increased for the nine months ended September 30, 2021 from the nine months ended September 30, 2020, primarily due to an increase in interest income resulting from an increase in the size of the investment portfolio and an increase in prepayments. Net investment income per share for the nine months ended September 30, 2021 and 2020 was $1.04 per share and $1.02 per share, respectively.

Net Realized (Loss) on Investments

The net realized loss on investments of $4,076,766 for the nine months ended September 30, 2021 was primarily due to the loss on a portion of our investment in the preferred stock of CareCloud, Inc. The net realized loss on investments of $5,370,702 for the nine months ended September 30, 2020 was primarily due to the loss on our senior secured loan to Aginity, Inc.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Net change in unrealized depreciation on investments of $3,172,841 for the nine months ended September 30, 2021 was primarily due to decreases in the fair value of our senior secured loans to Pivot3 Holdings, Inc. and our investment in the preferred stock of Pivot3 Holdings, Inc. This was partially offset by an increase in the fair value of our investment in the common stock of Ouster, Inc. and Brilliant Earth LLC. The net change in unrealized appreciation on investments of $4,561,255 for the nine months ended September 30, 2020 was primarily due to increases in the fair value of our investments in the warrants of MTBC, Inc. This was partially offset by decreases in the fair value of our senior secured loan to Pivot3, Inc. and our investment in the preferred stock of MTBC, Inc.

Net Increase in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of $26,313,723 for the nine months ended September 30, 2021, as compared to a net increase in net assets resulting from operations of $26,230,561 for the nine months ended September 30, 2020. The net increase in net assets resulting from operations for the nine months ended September 30, 2021 from the nine months ended September 30, 2020 was primarily due to an increase in interest income resulting from an increase in the size of the investment portfolio and an increase in prepayments.

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

During the nine months ended September 30, 2021, cash and cash equivalents decreased to $936,503 from $14,886,246 as of December 31, 2020. This decrease was primarily the result of the purchase of investments in portfolio companies for $237,031,073 and U.S. Treasury Bills for $115,000,509 and was partially offset by the sales of investments in portfolio companies, the maturity of U.S. Treasuary Bills, the issuance of common stock, and net borrowings under the Credit Agreement.

Equity Activity

We have the authority to issue 100,000,000 shares of common stock, $0.01 par value per share.

On October 8, 2015, we issued 1,667 shares of our common stock to R. David Spreng, our President, Chief Executive Officer and Chairman of our Board of Directors, for an aggregate purchase price of $25,000. Additionally, as of September 31, 2021, we have issued 22,564 shares of our common stock to Runway Growth Holdings LLC, an affiliate of RGC. The remaining shares issued as of September 30, 2021 were issued in connection with our private offerings, or pursuant to our dividend reinvestment plan, as follows:

	Shares	Price
Issuance Date	Issued	Per Share	Gross Proceeds
December 22, 2016	333,333	$15.00	$5,000,000
April 19, 2017	1,000,000	15.00	15,000,000
June 26, 2017	1,666,667	15.00	25,000,000
September 12, 2017	2,666,667	15.00	40,000,000
December 22, 2017	3,000,000	15.00	45,000,000
May 31, 2018(1)	70,563	14.82	1,045,570
August 31, 2018(1)	117,582	14.92	1,754,244
September 27, 2018	1,997,337	15.02	30,000,000
November 15, 2018(1)	202,779	15.07	3,055,498
January 14, 2019	4,344,964	15.19	66,000,000
March 26, 2019(1)	326,431	15.14	4,942,168
May 21, 2019(1)	374,783	15.13	5,670,467
May 24, 2019	3,232,189	15.16	49,000,000
July 16, 2019(1)	464,986	15.13	7,035,236
August 26, 2019(1)	480,121	14.76	7,088,143
October 15, 2019	1,666,667	15.00	25,000,000
November 12, 2019(1)	43,979	14.76	649,123
December 20, 2019	3,333,333	15.00	50,000,000
December 23, 2019(1)	487,166	14.52	7,073,650
March 20, 2020(1)	575,132	14.58	8,385,423
March 31, 2020	21,021	15.00	315,308
May 21, 2020(1)	529,020	14.25	7,538,541
August 6, 2020(1)	550,639	14.41	7,934,712
October 15, 2020	3,333,333	15.00	50,000,000
November 12, 2020(1)	593,692	14.46	8,584,772
March 19, 2021(1)	618,815	14.84	9,183,220
March 24, 2021	20,461	15.00	306,911
May 13, 2021(1)	637,127	14.77	9,410,371
August 12, 2021(1)	575,032	14.61	8,401,215
September 29, 2021	1,265,128	15.00	18,976,917
Total	34,528,947		$517,351,489

(1)	Shares were issued as part of the dividend reinvestment plan.

For more information, see “Recent Developments.”

Contractual Obligations

At September 30, 2021, the Company had $165,345,185 in unfunded loan commitments to provide debt financing to twelve portfolio companies. The Company’s management believes that its available cash balances, availability under the Credit Agreement (as defined below) and/or ability to drawdown capital from investors provides sufficient funds to cover its unfunded commitments as of September 30, 2021.

	Payments Due By Period
		Less than			More than
	Total	1 year	1–3 years	3–5 years	5 years
Reverse repurchase agreement(1)	$59,699,461	$59,699,461	$—	$—	$—
Credit facilities(2)	80,000,000	80,000,000	—	—	—
Total	$139,699,461	$139,699,461	$—	$—	$—

(1)	Reverse repurchase agreement relates to the purchase of the U.S. Treasury Bill on margin. The reverse repurchase agreement purchased was subsequently repaid in October 2021.
(2)	See “Note 10 – Credit Facilities” to our financial statements in Part I, Item 1 of this Form 10-Q for more information.

Borrowings

Credit Agreement

On May 31, 2019, we entered into a Credit Agreement, as subsequently amended (the “Credit Agreement”) by and among us, as borrower, KeyBank National Association, as administrative agent, syndication agent, and a lender, CIBC Bank USA (“CIBC”), as documentation agent and a lender, and U.S. Bank National Association, as paying agent. The Credit Agreement provides for borrowings up to a maximum aggregate principal amount of $100 million, subject to availability under a borrowing base that is determined by the number and value of eligible loan investments in the collateral, applicable advance rates and concentration limits, and certain of our cash and cash equivalent holdings. The Credit Agreement has an accordion feature that allows us to increase the aggregate commitments up to $200 million, subject to new or existing lenders agreeing to participate in the increase and other customary conditions. Borrowings under the Credit Agreement bear interest on a per annum basis equal to a three-month adjusted LIBOR rate (with a LIBOR floor of zero), plus an applicable margin rate that varies from 3.00% to 2.50% per annum depending on utilization and other factors. During the availability period, the applicable margin rate (i) is 3.00% per annum for interest periods during which the average utilization is less than 60% and (ii) varies from 3.00% to 2.50% per annum when the average utilization equals or exceeds 60% (with 3.00% applying when the eligible loans in the collateral consist of 9 or fewer unaffiliated obligors, 2.75% applying when the eligible loans consist of between 10 and 29 unaffiliated obligors, and 2.50% applying when the eligible loans consist of 30 or more unaffiliated obligors). During the amortization period, the applicable margin rate will be 3.00%. If certain eurodollar disruption events occur, then borrowings under the Credit Agreement will bear interest on a per annum basis equal to (i) a base rate instead of LIBOR that is set at the higher of (x) the federal funds rate plus 0.50% and (y) the prime rate, plus (ii) the applicable margin rate discussed above. Interest is payable quarterly in arrears. We also pay unused commitment fees of 0.50% per annum on the unused lender commitments under the Credit Agreement, as well as a minimum earnings fee of 3.00% that will be payable annually in arrears, starting on May 31, 2021, on the average unused commitments below 60% of the aggregate commitments during the preceding 12-month period. The availability period under the Credit Agreement expires on May 31, 2022 and is followed by a two-year amortization period. The stated maturity date under the Credit Agreement is May 31, 2024. The Credit Agreement is secured by a perfected first priority security interest in substantially all of our assets and portfolio investments.

During the fourth quarter of 2020, we amended the Credit Agreement and others to increase its size to $215 million, increase the accordion feature to $300 million, add additional lenders, implement a 0.50% LIBOR floor and benchmark replacement rate floor on borrowings under the Credit Agreement and modify certain pricing elements and other provisions. We also amended the fee letter (the “Fee Letter”) to revise the interest rate margin to be 3.00% for the remaining term of the Credit Agreement regardless of the Credit Agreement average utilization or the number of unaffiliated obligors on loans in the collateral

During the second quarter of 2021, we amended the Credit Agreement to: (i) allow the Company to incur permitted indebtedness without the prior written consent of Keybank National Association, as administrative agent, subject to the limitations described in the Credit Agreement; (ii) increase the accordion amount under the Credit Agreement from a $300 million maximum aggregate commitment amount to a $350 million maximum aggregate commitment amount; and (iii) amend certain other terms of the Credit Agreement. See "Note 10 -Credit Facilities" to our financial statements in Part I of this Form 10 Q for more information on the Credit Agreement and Credit Facilities.

During the third quarter of 2021, we further amended the Fee Letter (the “Second Amended and Restated Fee Letter”) to amend the first payment date of the minimum earnings fee, which will be payable annually starting on May 31, 2022. Under the Second Amended and Restated Fee Letter, we the Company will also pay a supplemental fee on the 15th calendar day of each month beginning August 16, 2021 and ending July 15, 2022 in an aggregate amount equal to $66,367, which is paid pro rata to the lenders listed in Schedule A of the Second Amended and Restated Fee Letter.

During the nine months ended September 30, 2021, we drew down $100,000,000 on the Credit Agreement and repaid $119,000,000, of which $80,000,000 remains outstanding at September 30, 2021. At September 30, 2021, interest was accruing at a rate of 3.50%. During the year ended December 31, 2020, we drew down $200,500,000 on the Credit Agreement and repaid $162,500,000 of which $99,000,000 remained outstanding at December 31, 2020. At December 31, 2020, interest was accruing at a rate of 3.22%. See “Note 10 – Credit Facilities” to our financial statements in Part I, Item 1 of this Form 10-Q for more information on the Credit Agreement and Credit Facilities.

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

Prior to our IPO, the number of shares to be issued to a shareholder under the dividend reinvestment plan was determined by dividing the total dollar amount of the distribution payable to such shareholder by the net asset value per share of our common stock, as of the valuation date fixed by the Board of Directors for such dividend.

In connection with our IPO, we entered into our amended and restated dividend reinvestment plan, pursuant to which, if newly issued shares are used to implement the dividend reinvestment plan, the number of shares to be issued to a shareholder will be determined by dividing the total dollar amount of the cash dividend or distribution payable to a shareholder by the market price per share of our common stock at the close of regular trading on the Nasdaq Global Select Market on the payment date of a distribution, or if no sale is reported for such day, the average of the reported bid and ask prices. However, if the market price per share on the payment date of a cash dividend or distribution exceeds the most recently computed net asset value per share, we will issue shares at the greater of (i) the most recently computed net asset value per share and (ii) 95% of the current market price per share (or such lesser discount to the current market price per share that still exceeded the most recently computed net asset value per share).

If shares are purchased in the open market to implement the dividend reinvestment plan, the number of shares to be issued to a shareholder shall be determined by dividing the dollar amount of the cash dividend payable to such shareholder by the weighted average price per share for all shares purchased by the plan administrator in the open market in connection with the dividend.

The number of shares to be issued to a participant in the dividend reinvestment plan are rounded downward to the nearest whole number to avoid the issuance of fractional shares, and any fractional share otherwise issuable to a participant but for this provision is instead be paid to such participant in cash contemporaneously with the issuance of such shares in connection with such cash dividend.

During the nine months ended September 30, 2021, we declared dividends in the amount of $34,597,684, of which $7,602,878 was distributed in cash and the remainder distributed in shares to stockholders pursuant to our dividend reinvestment plan. During the year ended December 31, 2020, we declared and paid dividends in the amount of $39,709,233, of which $7,265,784 was distributed in cash and the remainder distributed in shares to stockholders pursuant to our dividend reinvestment program.

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. The following table shows the dividends per share declared since our formation through September 30, 2021.

			Amount
Date Declared	Record Date	Payment Date	per Share
May 3, 2018	May 15, 2018	May 31, 2018	$0.15
July 26, 2018	August 15, 2018	August 31, 2018	$0.25
November 1, 2018	October 31, 2018	November 15, 2018	$0.35
March 22, 2019	March 22, 2019	March 26, 2019	$0.40
May 2, 2019	May 7, 2019	May 21, 2019	$0.45
May 2, 2019	May 31, 2019	July 16, 2019	$0.46
July 30, 2019	August 5, 2019	August 26, 2019	$0.45
September 27, 2019	September 30, 2019	November 12, 2019	$0.04
December 9, 2019	December 10, 2019	December 23, 2019	$0.40
March 5, 2020	March 6, 2020	March 20, 2020	$0.40
May 7, 2020	May 8, 2020	May 21, 2020	$0.35
August 5, 2020	August 6, 2020	August 20, 2020	$0.36
October 1, 2020	October 1, 2020	November 12, 2020	$0.38
March 4, 2021	March 5, 2021	March 19, 2021	$0.37
April 29, 2021	April 30, 2021	May 13, 2021	$0.37
July 19, 2021	July 20, 2021	August 12, 2021	$0.34

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

Rule 2a-5 under the 1940 Act was adopted by the SEC in December 2020 and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The Company is evaluating the impact of adopting Rule 2a-5 on the financial statements and intends to comply with the new rule’s requirements on or before the compliance date in September 2022.

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

Fair Value

The Company’s assets measured at fair value on a recurring basis subject to the requirements of ASC Topic 820 at September 30, 2021 and December 31, 2020 were as follows:

	As of September 30, 2021 (Unaudited)
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Common Stock	$11,216,290	$5,812,694	$—	$17,028,984
Corporate Bonds	—	—	—	—
Senior Secured Term Loans	—	—	531,605,724	531,605,724
Preferred Stock	15,889,998	—	1,077,615	16,967,613
Warrants	—	—	20,750,056	20,750,056
Total Portfolio Investments	27,106,288	5,812,694	553,433,395	586,352,377
U.S. Treasury Bill	60,000,660	—	—	60,000,660
Total Investments	$87,106,948	$5,812,694	$553,433,395	$646,353,037

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Common Stock	$—	$521,940	$—	$521,940
Corporate Bonds	—	333,453	—	333,453
Senior Secured Term Loans	—	—	501,964,657	501,964,657
Preferred Stock	13,230,000	1,429,600	1,336,268	15,995,868
Warrants	—	—	33,008,672	33,008,672
Total Portfolio Investments	13,230,000	2,284,993	536,309,597	551,824,590
U.S. Treasury Bill	70,002,060	—	—	70,002,060
Total Investments	$83,232,060	$2,284,993	$536,309,597	$621,826,650

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

Dividends are recorded on the applicable ex-dividend date. Interest income, if any, adjusted for amortization of market premium and accretion of market discount, is recorded on an accrual basis to the extent that we expect to collect such amounts. OID, principally representing the estimated fair value of detachable equity or warrants obtained in conjunction with our debt investments, loan origination fees, end of term payments, and market discount or premium are capitalized and accreted or amortized into interest income over the life of the respective security using the effective interest method. Loan origination fees received in connection with the closing of investments are reported as unearned income, which is included as amortized cost of the investment; the unearned income from such fees is accreted over the contractual life of the loan based on the effective interest method. Upon prepayment of a loan or debt security, any prepayment penalties, unamortized loan origination fees, end of term payments and unamortized market discounts are recorded as interest income.

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

Recent Developments

We evaluated events subsequent to September 30, 2021 through November 4, 2021.

On October 18, 2021, Credit Sesame, Inc. prepaid its outstanding principal balance of $41,047,728. In addition, we received cash proceeds of $2,140,678 in conjunction with ETP, prepayment fees, and interest for total proceeds of $43,188,406.

On October 19, 2021, we entered into an amendment to the Credit Agreement to make certain immaterial clarifications to the  terms of the Credit Agreement.

On October 25, 2021, we closed our IPO, issuing 6,850,000 shares of our common stock at a public offering price of $14.60 per share. Net of underwriting fees, we received total net cash proceeds of $94.0 million, before expenses. We have granted the underwriters an option to purchase up to an additional 1,027,500 shares of common stock from, at the public offering price, less the sales load payable by us, on or before November 19, 2021. Our common stock began trading on the Nasdaq Global Select Market under the symbol “RWAY” on October 21, 2021.

In connection with IPO, the Board approved an amended and restated dividend reinvestment plan (the “New DRIP”) which became effective on October 25, 2021, concurrent with the IPO. Pursuant to the New DRIP, among other changes, with respect to each cash dividend or distribution, the Board reserves the right to either issue new shares of common stock or purchase shares of common stock in the open market for the accounts of Participants (as defined in the New DRIP). If newly issued shares are used to implement the New DRIP, the number of shares to be issued to a shareholder will be determined by dividing the total dollar amount of the distribution payable to such Participant by the market price per share of our common stock at the close of regular trading of the Nasdaq Global Select Market on the Payment Date (as defined in the New DRIP), or if no sale is reported for such day, the average of the reported bid and asked prices. However, if the market price per share on the Payment Date exceeds the most recently computed net asset value per share, we will issue shares at the greater of (i) the most recently computed net asset value per share and (ii) 95% of the current market price per share (or such lesser discount to the current market price per share that still exceeds the most recently computed net asset value per share). If shares are purchased in the open market to implement the New DRIP, the number of shares to be issued to a Participant shall be determined by dividing the dollar amount of the distribution payable to such Participant by the weighted average price per share for all shares of common stock purchased by the plan administrator in the open market in connection with the dividend or distribution.

On October 26, 2021, we funded an investment of $8,775,000 to Marley Spoon AG.

On October 28, 2021, we declared a dividend of $0.25 per share payable on November 22, 2021 to shareholders of record as of November 8, 2021.

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

We typically expect that interest rates on the investments held in our portfolio will be based on LIBOR, with many of these investments also having a LIBOR floor. As of September 30, 2021, 93.5%, or $508,030,189 (at cost), of our debt portfolio investments bore interest at variable rates, which are U.S. Prime Rate or LIBOR-based and subject to certain floors, and one of our debt portfolio investments bore interest at a fixed rate. Interest rate floors are established based on prevailing rates at the time of the investment. As a policy, any interest above the cash cap, if applicable, as determined on an individual loan basis, will accrue to principal and be treated as PIK interest. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase our investment income by a maximum of $6,411,873 and decrease our investment income by a maximum of $0, due to certain floors, on an annual basis. In a low interest rate environment, debt investments with interest rate floors substantially in excess of current prevailing interest rates may be more likely to experience early termination.

Borrowings under the Credit Facilities bear interest, at our election at the time of drawdown, at a rate per annum equal to the LIBOR rate for the applicable interest period, subject to a LIBOR rate floor of 0.50%, plus 3.00%.

On March 5, 2021, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that (i) 24 LIBOR settings would cease to exist immediately after December 31, 2021 (all seven euro LIBOR settings; all seven Swiss franc LIBOR settings; the Spot Next, 1-week, 2-month, and 12-month Japanese yen LIBOR settings; the overnight, 1-week, 2-month, and 12-month sterling LIBOR settings; and the 1-week and 2-month US dollar LIBOR settings); (ii) the overnight and 12-month US LIBOR settings would cease to exist after June 30, 2023; and (iii) the FCA would consult on whether the remaining nine LIBOR settings should continue to be published on a synthetic basis for a certain period using the FCA’s proposed new powers that the UK government is legislating to grant to them. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. On July 29, 2021, the ARCC formally recommended SOFR as its preferred alternative replacement rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. It is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 pandemic will have further effect on LIBOR transition plans.

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

If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, you may lose all or part of your investment. Other than as set forth below, there have been no material changes known to us during the period ended September 30, 2021 to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 11, 2021.

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

On March 5, 2021, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that (i) 24 LIBOR settings would cease to exist immediately after December 31, 2021 (all seven euro LIBOR settings; all seven Swiss franc LIBOR settings; the Spot Next, 1-week, 2-month, and 12-month Japanese yen LIBOR settings; the overnight, 1-week, 2-month, and 12-month sterling LIBOR settings; and the 1-week and 2-month US dollar LIBOR settings); (ii) the overnight and 12-month US LIBOR settings would cease to exist after June 30, 2023; and (iii) the FCA would consult on whether the remaining nine LIBOR settings should continue to be published on a synthetic basis for a certain period using the FCA’s proposed new powers that the UK government is legislating to grant to them. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. On July 29, 2021, the ARCC formally recommended SOFR as its preferred alternative replacement rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. It is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 pandemic will have further effect on LIBOR transition plans.

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

We cannot predict how new tax legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. The Biden Administration has proposed significant changes to the existing U.S. tax rules, and there are a number of proposals in Congress that would similarly modify the existing U.S. tax rules. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our investors of such qualification, or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our common stock.

Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

Any shares owned by our affiliates prior to our IPO, as defined in the Securities Act of 1933, as amended (the “Securities Act”), are subject to the public information, manner of sale and volume limitations of Rule 144 under the Securities Act. The remaining shares of our common stock that were outstanding upon the completion of the IPO are “restricted securities” under the meaning of Rule 144 promulgated under the Securities Act and may only be sold if such sale is registered under the Securities Act or exempt from registration, including the exemption under Rule 144.

Each of our directors, executive officers and certain of our shareholders have agreed that they will not transfer their shares in accordance with the transfer restrictions provided for in the lock-up agreement with the underwriters for a period of 180 days after the date of the prospectus related to the offering, October 20, 2021 (the “Prospectus”), subject to certain exceptions.

In addition, each of the directors, executive officers and certain shareholders are subject to additional transfer restrictions following the 180 day lock-up period (as described in more detail below). First, each of our directors and officers and certain shareholders have agreed that they will not transfer their shares in accordance with the transfer restrictions provided for in the lock-up agreement with the underwriters for an additional 185 days beginning immediately after the expiration of the 180 day lock-up period (365 days in total from the date of the Prospectus), subject to certain exceptions.

OCM and certain of its affiliates have also agreed, without the consent of the Company, that they will not transfer their shares in accordance with the transfer restrictions provided for in the lock-up agreement with the underwriters for an additional 270 days beginning immediately after the expiration of the 180 day lock-up period (450 days in total from the date of the Prospectus), provided, however that (i) 4,800,124 or 25% of the shares of ourcommon stock held by OCM and certain of its affiliates prior to this offering will not be subject to any transfer restrictions on the first day following the expiration of the initial 180 day lock-up period, (ii) an additional 4,800,124 or 25% of the shares of the Company’s common stock held by OCM and certain of its affiliates prior to this offering will not be subject to any transfer restrictions on the 90th day following the expiration of the initial 180 day lock-up period, (iii) an additional 4,800,124 or 25% of the shares of the Company’s common stock held by OCM and certain of its affiliates prior to this offering will not be subject to any transfer restrictions on the 180th day following the expiration of the initial 180 day lock-up period, and (iv) the remaining 4,800,124 or 25% of the shares of the Company’s common stock held by OCM and certain of its affiliates prior to this offering will not be subject to any transfer restrictions on the 270th day following the expiration of the initial 180 day lock-up period.

Certain other institutional shareholders holding in the aggregate approximately 27.23% of the outstanding shares of our common stock have agreed, without the consent of the Company, that they will not transfer their shares in accordance with the transfer restrictions provided for in the lock-up agreement with the underwriters for an additional 185 days beginning immediately after the expiration of the 180 day lock-up period (365 days in total from the date of the Prospectus), provided, however that (i) 33% of the shares of the Company’s common stock held by certain institutional shareholders prior to this offering will not be subject to any transfer restrictions on the first day following the expiration of the initial 180 day lock-up period, (ii) an additional 33% of the shares of the Company’s common stock held by certain institutional shareholders prior to this offering will not be subject to any transfer restrictions on the 90th day following the expiration of the initial 180 day lock-up period, and (iii) the remaining 33% of the shares of the Company’s common stock held by certain institutional shareholders prior to this offering will not be subject to any transfer restrictions on the 185th day following the expiration of the initial 180 day lock-up period.

The Company, in its sole discretion, may release the securities subject to any of the transfer restrictions described above, in whole or in part at any time during the subsequent restricted periods.

Following the IPO and the expiration of applicable lock-up periods with the underwriters and subsequent transfer restriction periods with the Company for our directors, officers and certain of our stockholders of the outstanding shares of our common stock, and subject to applicable securities laws, including Rule 144, sales of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect the prevailing market prices for our common stock. If these sales occur, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so. We cannot predict what effect, if any, future sales of securities, or the availability of securities for future sales, will have on the market price of our common stock prevailing from time to time.

The market value of our common stock may fluctuate significantly.

The market value and liquidity, if any, of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

●	changes in the value of our portfolio of investments and derivative instruments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among other reasons;
●	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
●	loss of RIC or BDC status;
●	distributions that exceed our net investment income and net income as reported according to GAAP;
●	changes in earnings or variations in operating results;
●	changes in accounting guidelines governing valuation of our investments;
●	any shortfall in revenue or net income or any increase in losses from levels expected by investors;
●	departure of our Adviser or certain of its key personnel;
●	general economic trends and other external factors; and
●	loss of a major funding source.

We expect our investments to be concentrated in technology-related industries, some of which are subject to extensive government regulation, which exposes us to the risk of significant loss if any of these industry sectors experiences a downturn.

Given the experience of RGC’s senior investment professionals within the technology space, a number of the companies in which we intend to invest operate in technology-related sectors. As such, our investments may be subject to extensive regulation by U.S. and foreign federal, state and/or local agencies. Changes in existing laws, rules or regulations, or judicial or administrative interpretations thereof, or new laws, rules or regulations could have an adverse impact on the business and industries of our portfolio companies. In addition, changes in government priorities or limitations on government resources could also adversely impact our portfolio companies. We are unable to predict whether any such changes in laws, rules or regulations will occur and, if they do occur, the impact of these changes on our portfolio companies and our investment returns. Furthermore, if any of our portfolio companies were to fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. Our portfolio companies may be subject to the expense, delay and uncertainty of the regulatory approval process for their products and, even if approved, these products may not be accepted in the marketplace.

As of June 30, 2021, our investments in healthcare technology represented 28.26% of our portfolio at fair value. Our investments in healthcare technology are subject to substantial risks, including, but not limited to, the risk that the laws and regulations governing the business of health care companies, and interpretations thereof, may change frequently. Current or future laws and regulations could force our portfolio companies engaged in health care, to change their policies related to how they operate, restrict revenue, change costs, change reserve levels and change business practices.

Our portfolio companies operating in the human resources and employment services industry operate in a complex regulatory environment, and failure to comply with applicable laws and regulations could adversely affect the business of our portfolio companies.

Certain of our portfolio companies that operate in the human resource industry are subject to a broad range of complex and evolving laws and regulations, including those applicable to payroll practices, benefits administration, employment practices, workers’ compensation coverage, and privacy. Because our portfolio companies have clients with employees in many states throughout the United States, our portfolio companies must perform services in compliance with the legal and regulatory requirements of multiple jurisdictions. Some of these laws and regulations may be difficult to ascertain or interpret and may change from time to time. Violation of such laws and regulations could subject our portfolio companies to fines and penalties, damage their reputation, constitute a breach of client agreements, impair our portfolio companies’ ability to obtain and renew required licenses, and decrease our portfolio companies’ profitability or competitiveness. If any of these effects were to occur, our operating results and financial condition could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than pursuant to our dividend reinvestment plan, and except as previously reported by us on our current reports on Form 8-K, we did not sell any securities during the period covered by this Form 10-Q that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement (1)

3.2	Articles of Amendment (2)

3.3	Second Amended and Restated Bylaws (2)

10.1	Trademark License Agreement by and between Runway Growth Capital LLC and the Company, dated September 23, 2021.(3)

10.2

Fourth Amendment to Credit Agreement, dated as of August 3, 2021, among Runway Growth Credit Fund Inc., as borrower; the financial institutions party thereto as lenders; KeyBank National Association, as administrative agent and lender; CIBC Bank USA, as documentation agent and lender; MUFG Union Bank, N.A. as co-documentation agent and lender; and U.S. Bank National Association, as paying agent (4)

10.3	Amended and Restated Dividend Reinvestment Plan (5)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2016.
(2)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on August 19, 2021.
(3)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on September 23, 2021.
(4)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2021.
(5)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUNWAY GROWTH FINANCE CORP.
Date: November 4, 2021
	By:	/s/ R. David Spreng
R. David Spreng
President, Chief Executive Officer and Chairman of the Board of Directors

Date: November 4, 2021	By:	/s/ Thomas B. Raterman
Thomas B. Raterman
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)