Form 10-K
period 2021-12-31
Runway Growth Finance Corp.
filed 2022-03-03
CIK 1653384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2021

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

(312) 698-6902

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	RWAY	NASDAQ Global Select Market LLC

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of  “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2021 has not been provided because trading of the Registrant’s common stock on the Nasdaq Global Select Market did not commence until October 21, 2021.

There were 41,380,614 shares of the Registrant’s common stock outstanding as of March 3, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2022 annual meeting of stockholders (the “2022 Proxy Statement”), to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K as indicated herein.

RUNWAY GROWTH FINANCE CORP.

PART I

Item 1.  Business

Runway Growth Finance Corp.

Runway Growth Finance Corp., a Maryland corporation formed on August 31, 2015 (“we,” “us,” “our,” or the “Company”), is structured as an externally managed, non-diversified closed-end management investment company. On August 18, 2021, we changed our name to “Runway Growth Finance Corp.” from “Runway Growth Credit Fund Inc.” We are a specialty finance company focused on providing senior secured loans to high growth-potential companies in technology, life sciences, healthcare information and services, business services, select consumer services and products and other high-growth industries. Our goal is to create significant value for our stockholders, and the entrepreneurs we support, by providing high growth-potential companies with hybrid debt and equity financing that is more flexible than traditional credit and less dilutive than equity. Our investment objective is to maximize our total return to our stockholders primarily through current income on our loan portfolio, and secondarily through capital appreciation on our warrants and other equity positions. Our offices are in Chicago, Illinois; Woodside, California; Del Mar, California; and New York, New York.

We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). We have also elected to be treated as regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), currently qualify, and intend to continue to qualify for treatment as a RIC. While we intend to qualify to be treated as a RIC annually, no assurance can be provided that we will be able to maintain our tax treatment as a RIC. If we fail to qualify for tax treatment as a RIC for any taxable year, we will be subject to U.S. federal income tax at corporate rates on any net taxable income for such year. See “— Certain U.S. Federal Income Tax Considerations” and “Note 2 — Summary of Significant Accounting Policies” to our financial statements in Part II, Item 8 of this Form 10 K for more information.

We commenced investment activities in portfolio securities during the quarter ended June 30, 2017, and we commenced investment activities in U.S. Treasury Bills during the quarter ended December 31, 2016. In October 2015, in connection with our formation, we issued and sold 1,667 shares of our common stock to R. David Spreng, our President, Chief Executive Officer and Chairman of our Board of Directors, for an aggregate purchase price of $25,000. On December 1, 2017, we completed our initial private offering (“Initial Private Offering”), in which we issued 18,241,157 shares of our common stock to stockholders for a total purchase price of $275,000,000 in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (together with the rules and regulations promulgated thereunder, the “Securities Act”), and other applicable securities laws.

As of December 31, 2021, we have completed multiple closings under our second private offering (the “Second Private Offering”) and had accepted aggregate capital commitments of $181,673,500. As of December 31, 2021, in connection with the Second Private Offering we have issued an aggregate of 9,617,379 shares for a total purchase price of $144,260,683. Concurrent with the IPO (as defined below), all undrawn commitments under the Second Private Offering were cancelled.

On October 25, 2021, we closed our initial public offering (“IPO”), issuing 6,850,000 shares of our common stock at a public offering price of $14.60 per share. Net of underwriting fees and offering costs, we received net cash proceeds of approximately $93 million. Our common stock began trading on the Nasdaq Global Select Market under the symbol “RWAY” on October 21, 2021.

As of December 31, 2021, we had issued 22,564 shares as an additional direct investment by Runway Growth Holdings LLC, an affiliate of Runway Growth Capital LLC, our investment adviser (“RGC”), for a total purchase price of $338,453 in a private offering pursuant to an exemption from registration under Regulation D of the Securities Act and Runway Growth Holdings LLC purchased an additional 23,346 shares in the public markets for a total purchase price of $315,251. As of December 31, 2021, we have issued 6,647,847 shares for a total purchase price of $97,752,352 in connection with our dividend reinvestment plan.

From the commencement of investment operations on December 16, 2016, through December 31, 2021, we funded 49 portfolio companies and invested $1.2 billion in debt investments. As of December 31, 2021, our debt investment portfolio consisted of 39 debt investments in 25 portfolio companies with an aggregate fair value of $635.9 million while our equity portfolio consisted of 40 warrant positions, four preferred stock positions and four common stock positions in 36 portfolio companies with an aggregate fair value of $48.6 million. As of December 31, 2021, 98.0%, or $623.1 million, of our debt investment portfolio at fair value consisted of senior term loans. As of December 31, 2021, our net assets were $606.2 million, and all of our debt investments were secured by all or a portion of the tangible and intangible assets of the applicable portfolio company. The debt investments in our portfolio are generally not rated by any rating agency. If the individual debt investments in our portfolio were rated, they would be rated below “investment grade.” Debt investments that are unrated or rated below investment grade are sometimes referred to as “junk bonds” and have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.

For the year ended December 31, 2021, our debt investment portfolio had a dollar-weighted annualized yield of 13.77%. For the year ended December 31, 2020, our debt investment portfolio had a dollar-weighted annualized yield of 14.91%. We calculate the yield on dollar-weighted debt investments for any period measured as (1) total related investment income during the period divided by (2) the daily average of the fair value of debt investments outstanding during the period. As of December 31, 2021, our debt investments had a dollar-weighted average outstanding term of 48 months at origination and a dollar-weighted average remaining term of 37 months, or approximately 3.1 years. As of December 31, 2021, substantially all of our debt investments had an original committed principal amount of between $6 million and $75 million, repayment terms of between 34 months and 60 months and pay cash interest at annual interest rates of between 5.50% and 12.00%.

The following table shows our dollar-weighted annualized yield by investment type for the years ended December 31, 2021 and December 31, 2020:

	Fair Value(1)			Cost(2)
	Year Ended December 31,			Year Ended December 31,
	2021	2020	2019	2021	2020	2019
Investment type:
Debt investments	13.77%	14.91%	20.47%	13.52%	14.60%	20.24%
Equity interest	2.68%	3.59%	—%	3.34%	3.45%	—%
All investments	12.74%	13.88%	19.31%	12.76%	13.57%	19.03%

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”). We could remain an emerging growth company until the last day of our fiscal year following the fifth anniversary of the closing of our IPO, which occurred on October 25, 2021, or until the earliest of (i) the last day of the first fiscal year in which we have total annual gross revenue of  $1,070,000,000 or more, (ii) December 31 of the fiscal year in which we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (together with the rules and regulations promulgated thereunder, the “Exchange Act”), (which would occur if the market value of our common stock held by non-affiliates exceeds $700.0 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months), or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period. For so long as we remain an emerging growth company under the JOBS Act, we will be subject to reduced public company reporting requirements.

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

Payment of Our Expenses

All professionals of RGC, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, are provided and paid for by RGC and not by us. We bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation, those relating to:

●	our pro-rata portion of fees and expenses related to an initial public offering in connection with a spin-off transaction;
●	fees and expenses related to public and private offerings, sales and repurchases of the Company’s securities;
●	calculating our net asset value (including the cost and expenses of any independent valuation firm);
●	fees and expenses payable to third parties, including agents, consultants or other advisers, in connection with monitoring financial and legal affairs for us and in providing administrative services, monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;
●	interest payable on debt incurred to finance our investments;
●	sales and purchases of our common stock and other securities;
●	investment advisory and management fees;
●	administration fees payable under the administration agreement with the Administrator (the “Administration Agreement”);
●	transfer agent and custodial fees;
●	federal and state registration fees;
●	all costs of registration and listing our securities on any securities exchange;
●	U.S. federal, state and local taxes;
●	independent directors’ fees and expenses;
●	costs of preparing and filing reports or other documents required by the SEC, the Financial Industry Regulatory Authority or other regulators;

●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;
●	our allocable portion of any fidelity bond, directors’ and officers’ errors and omissions liability insurance, and any other insurance premiums;
●	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;
●	all other expenses incurred by us, our Administrator or RGC in connection with administering our business, including payments under the Administration Agreement based on our allocable portion of our Administrator’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs;

Investment Committee

RGC’s investment committee (the “Investment Committee”) consists of R. David Spreng, who is its chairman and Chief Investment Officer, as well as our President, Chief Executive Officer and Chairman of our Board of Directors, Thomas B. Raterman, RGC’s Chief Financial Officer, and our Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary, Greg Greifeld, Managing Director, Deputy Chief Investment Officer and Head of Credit at RGC, and Brian Laibow, OCM Growth Holdings, LLC’s appointee. The Investment Committee meets regularly to consider our investments, review our strategic initiatives and supervise the actions taken by RGC on our behalf. In addition, the Investment Committee reviews and monitors the performance of our investment portfolio. Each investment must be approved by a majority of the Investment Committee. In addition, Mr. Spreng, as chairman of the Investment Committee, has the right to veto the approval of any investment, and any investment by us that is outside of certain agreed upon investment criteria requires the affirmative vote of OCM Growth Holdings, LLC’s appointee to the Investment Committee. See “—  Oaktree Strategic Relationship” below for more information.

Board Approval of the Advisory Agreement

Our Board of Directors, including a majority of the directors who were not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of us or RGC, approved the Advisory Agreement at a virtual meeting on April 7, 2021 and recommended that our stockholders approve the Advisory Agreement. In reliance upon certain exemptive relief granted by the SEC in connection with the global COVID-19 pandemic, the Board of Directors undertook to ratify the Advisory Agreement at its next in-person meeting which was held in July 2021. The Advisory Agreement became effective on May 27, 2021 upon approval by the stockholders at a special meeting of stockholders of the Company. The Advisory Agreement amended the prior advisory agreement to include certain revisions to the management and incentive fee calculation mechanisms and clarify language relating to liquidity events. In its consideration of the approval of the Advisory Agreement, our Board of Directors focused on information it had received relating to, among other things:

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

Our Board of Directors did not quantify, rank or otherwise assign relative weights to the specific factors it considered in reaching its decision. Our Board of Directors did not undertake to make any specific determination as to whether any particular factor, or any aspect of any particular factor, was favorable or unfavorable to its ultimate determination. Rather, our Board of Directors based its approval on the totality of information presented to, and the investigation conducted by, it. In considering the factors discussed above, individual directors may have given different weights to different factors. Based on its review of the above-mentioned factors and discussion of the Advisory Agreement, our Board of Directors approved the Advisory Agreement as being in our and our stockholders’ best interests and recommended that our stockholders approve the Advisory Agreement as well.

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

Oaktree Strategic Relationship

In December 2016, we and RGC entered into a strategic relationship with Oaktree Capital Management, L.P. (“Oaktree”). Oaktree is a leading global alternative investment management firm with expertise in credit strategies. The firm was formed in 1995 by a group of individuals who had been investing together since the mid-1980s in high yield bonds, convertible securities, distressed debt, real estate, control investments and listed equities. Oaktree is a leader among global investment managers specializing in alternative investments, with $166 billion in assets under management as of December 31, 2021. The firm emphasizes an opportunistic, value-oriented and risk-controlled approach to investments in credit, private equity, real assets and listed equities. The firm has over 1,000 employees and offices in 19 cities worldwide.

In connection with the strategic relationship, OCM Growth Holdings, LLC, a Delaware limited liability company (“OCM”) managed by Oaktree, purchased an aggregate of 14,571,334 shares of our common stock for an aggregate purchase price of $219.3 million in our Initial Private Offering and our Second Private Offering (the “OCM Commitment”). As of December 31, 2021, OCM owns 19,979,688 shares of our common stock or 48% of our total issued and outstanding shares. OCM has granted a proxy to us pursuant to which the shares held by OCM will be voted in the same proportion as our other stockholders vote their shares.

In connection with the OCM Commitment, we entered into a stockholder agreement, dated December 15, 2016, with OCM, pursuant to which OCM has a right to nominate a member of our Board of Directors for election for so long as OCM holds shares of our common stock in an amount equal to, in the aggregate, at least one-third (33%) of OCM’s initial $125 million capital commitment. Brian Laibow, Co-Head of North America & Managing Director Opportunities Funds, serves on our Board of Directors as OCM’s director nominee and is considered an interested director. OCM also holds a minority interest in RGC and has the right to appoint a member of RGC’s board of managers and a member of the Investment Committee. Brian Laibow is OCM’s appointee to RGC’s board of managers and Investment Committee. In connection with the Subsequent OCM Commitment, OCM also purchased additional equity in RGC.

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

Investment Strategy and Approach

Our investment objective is to maximize our total return to our stockholders primarily through current income on our loan portfolio, and secondarily through capital appreciation on our warrants and other equity positions. We invest in senior secured term loans and other senior debt obligations and may on occasion invest in second lien loans. We have and continue to expect to acquire warrants and other equity securities from portfolio companies in connection with our investments in loans to these companies.

We focus on lending to late and growth stage companies in technology, life sciences, healthcare information and services, business services, select consumer services and products and other high-growth industries.

We are typically the sole lender to our portfolio companies and do not actively syndicate the loans we originate to other lenders nor do we participate in syndications built by other lenders.

We originate our investments through two strategies: Sponsored Growth Lending and Non-Sponsored Growth Lending. In addition to our core strategy of providing Sponsored Growth Lending and Non-Sponsored Growth Lending, we may also opportunistically participate in the secondary markets for investments that are consistent with our broader strategy

We seek to construct a balanced portfolio with diversification among sponsored and non-sponsored transactions, diversification among sponsors within the Sponsored Growth Lending strategy, diversification among industry, geography, and stage of development, all contributing to a favorable risk adjusted return for the portfolio viewed as a whole. Borrowers tend to use the proceeds of our financings to invest in sales and marketing, expand capacity of the overall business or refinance existing debt.

During the COVID-19 pandemic, we shifted our origination efforts to focus primarily on lending transactions with private companies with substantial equity backing from recognized venture sponsors.

Sponsored Growth Lending.  Our Sponsored Growth Lending generally includes loans to late and growth stage companies that are already backed by established venture capital and private equity firms. Our Sponsored Growth Lending strategy typically includes the receipt of warrants and/or other equity from the venture-backed companies. We typically target such companies with annual revenues of at least $15 million.

We believe that our Sponsored Growth Lending strategy is particularly attractive because the loans we make typically have higher investment yields relative to lending to larger, more mature companies and usually include additional equity upside potential. We believe our Sponsored Growth Lending strategy:

●	provides us access to many high-quality companies backed by top-tier venture capital and private equity investors;
●	delivers consistent returns through double-digit loan yields; and
●	often offers us the ability to participate in equity upside of portfolio companies through the acquisition of warrants.

Non-Sponsored Growth Lending.  Our Non-Sponsored Growth Lending strategy generally includes loans to late and growth stage, private companies that are funded directly by entrepreneurs and founders, or companies that no longer require institutional equity investment (which may selectively include publicly traded companies). We refer to these target borrowers as “non-sponsored growth companies” and we generally target such companies with annual revenue of at least $20 million per year.

Generally, financing available to these non-sponsored companies is predicated on the underlying value of the business’s assets, in an orderly liquidation scenario, and/or the entrepreneur’s own personal financial resources. These options frequently provide insufficient capital to fund growth plans and do not consider the underlying enterprise value of the business which may be substantial relative to the value of tangible assets deployed in the business. We are frequently the only senior lender to non-sponsored growth companies and evaluate business fundamentals, the commitment of the entrepreneur and secondary sources of repayment in our underwriting approach.

Exemptive Relief

As a BDC, we are generally limited in our ability to invest in any portfolio company in which RGC or any of its affiliates currently has an investment or to make any co-investments with our investment adviser or its affiliates without an exemptive order from the SEC, subject to certain exceptions. On August 10, 2020, we, RGC, and certain other funds and accounts sponsored or managed by RGC were granted an exemptive order (the “Order”) that permits us greater flexibility than the 1940 Act permits to negotiate the terms of co-investments if our Board of Directors determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by RGC or its affiliates in a manner consistent with the our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that the ability to co-invest with similar investment structures and accounts sponsored or managed by RGC or its affiliates will provide additional investment opportunities and the ability to achieve greater diversification. Under the terms of the Order, a majority of our independent directors are required to make certain determinations in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

Market Opportunity

We believe that the market environment is favorable for us to continue to pursue an investment strategy primarily focused on late stage and high-growth companies in technology, life sciences, healthcare information and services, business services, select consumer services and products and other high-growth industries.

Focus on Innovative Companies Across a Variety of High-Growth Industries

Diversified high growth-potential industries:   We target companies active in industries that support high growth-potential. Our Sponsored Growth Lending strategy is focused on the largest industry sectors where venture capital investors are active, primarily technology, life sciences, healthcare information and services, business services, select consumer services and products and other high-growth industries. These industries’ continued growth is supported mostly by ongoing innovation and performance improvements in specific products as well as the adoption of innovative technologies and services across virtually all industries in response to competitive pressures. Term debt has been a loan product used by many of the largest, most successful venture-backed companies.

Sponsored and Non-Sponsored Growth Lending Represents an Attractive Source of Funding

Sponsored Growth Lending:   An attractive market opportunity exists for a lender that invests in secured loans to late and growth stage companies that have not yet achieved profitability. Sponsored growth lending provides an attractive source of funds for venture-backed companies, their management teams, and their equity capital investors, as it:

●	is typically less dilutive and complements equity financing from venture capital and private equity funds;
●	often extends the time period during which a company can operate before seeking additional equity capital or pursuing a sale transaction or other liquidity event; and
●	generally allows companies to better match cash sources with uses.

Non-Sponsored Growth Lending:   An attractive market opportunity exists for a lender that invests in secured loans to late and growth stage companies that have reached profitability and need long-term growth capital but do not want the challenges that come with selling equity to venture capital or private equity firms. Non-Sponsored Growth Lending often provides all or some of the following benefits to our borrowers:

●	access to growth capital without the requirement to take on institutional-size investments that may exceed the company’s capital requirements;
●	tax deductible interest payments;
●	no significant operational involvement;
●	no personal guarantees;
●	very modest dilution, if any; and
●	no loss of managerial control or forced redemption.

Large and Growing Market for Debt Financing to Venture Capital-Backed Companies

Healthy, stable venture environment:   Approximately 17,000 companies received venture capital financing in 2021, according to the Pitchbook-NVCA Venture Monitor, a quarterly report published jointly by NVCA and Pitchbook on venture capital activity (“Pitchbook-NVCA”), and approximately 34% of these transactions were first-round financings. The number of venture capital financings has averaged over 10,000 for the past ten years and, during this period, approximately one-third of these transactions were first time financings. Since 2006, the annual level of venture deal volume has increased to a record of about $330 billion of total volume in 2021. The significant increase in investment amounts beginning in 2014 through 2021 is largely the result of growth investments in later-stage companies that are staying private longer. The venture debt lending market, as defined in the Q4 2021 Pitchbook-NVCA Venture Monitor, is estimated at $29.9 billion or roughly 9.1% of total U.S. venture capital deal value.

Growing pool of target companies:   The average time from initial venture capital investment to transaction exit of such investment, either by an initial public offering or merger and acquisition transaction, has lengthened considerably. According to the Pitchbook-NVCA 2016 Yearbook, in 1998 the average number of years from initial venture investment to initial public offering of a U.S. venture capital-backed company was 3.1 years and the average number of years from initial venture investment to merger and acquisition transaction was 4.5 years. These numbers have steadily increased and have ranged between 6.0 years and 6.3 years from 2017 through 2020. According to the Q4 2021 Pitchbook-NVCA Venture Monitor, the current average time from initial venture investment to exit transaction is now 6.1 years. Exit transactions are a small proportion of companies financed by venture capital each year. As a result, the pool of target companies has grown larger with increased demand.

Highly Fragmented, Underserved Market with High Barriers to Entry

Many viable venture-backed companies have been unable to obtain sufficient growth financing from traditional lenders, such as commercial banks or asset-based finance companies, because traditional lenders normally underwrite to tangible asset values and/or operating cash flows. If such firms do provide financing, their loans normally contain financial performance covenants stipulating tangible asset coverages or setting standards of operating performance that do not apply to our target companies. Because sponsored growth lending and non-sponsored growth lending require specialized underwriting and investment structures that fit the distinct characteristics of venture-backed companies and non-sponsored growth companies, more traditional lending approaches largely do not apply to these companies. We also believe that our relationship-based approach to investing helps us to assess and manage investment risks and determine appropriate pricing for our debt investments in portfolio companies.

Competitive Advantages

We believe we are well positioned to address the market for growth lending in a manner that will result in a competitive advantage over other established sponsored growth lenders. We believe our competitive strengths and key differentiators include:

Experienced, Proven Management Team Supported by a Deep Bench of Dedicated Investment Professionals. The investment professionals of RGC have on average over 23 years of experience as venture capitalists and lenders who have developed a disciplined, repeatable approach to investing and managing investments in high potential growth businesses. We believe that the experience, relationships and disciplined investment and risk management processes of RGC’s investment professionals are a competitive advantage for us.

Our President and Chief Executive Officer, David Spreng, who is also the founder, Chief Executive Officer and Chief Investment Officer of RGC, has a unique combination of experience as a senior executive of a $20 billion asset management firm and over 25 years as a venture capital equity and debt investor. For the past 20 years, Mr. Spreng has been a leader in applying risk management processes to investing in equity and debt of small, fast-growing, private companies. Our Chief Financial Officer and Chief Operating Officers, Treasurer and Secretary, Thomas Raterman, who is also Chief Financial Officer of RGC, has more than 30 years of corporate finance, investment banking, private equity and financial executive management experience with rapidly growing entrepreneurial companies. Greg Greifeld, Managing Director, Deputy Chief Investment Officer and Head of Credit at RGC, has over 12 years of lending, venture capital, and investment management experience. Our Managing Director and Head of Origination, Mark Donnelly, also has over 15 years of experience in venture capital and private equity and experience in origination of new investment opportunities. Finally, Rob Lake, Managing Directors and Head of Life Sciences, has over 28 years of life science and venture capital debt experience and in the past decade has deployed over $1.5 billion of debt to life science and health care companies.

RGC has a broad team of professionals focused on every aspect of the investment lifecycle. RGC has origination, underwriting and portfolio monitoring teams that manage and oversee the investment process from identification of investment opportunity through negotiations of final term sheet and investment in a portfolio company followed by active portfolio monitoring. The team members serving investment management and oversight functions have significant operating experience and are not associated with origination functions to avoid any biased views of performance. This structure helps originators focus on identifying investment opportunities while other team members continue building relationships with our portfolio companies.

Provide Capital to Robust, High-Growth Venture-backed Companies. We believe we are favorably positioned within the venture lending ecosystem, targeting primarily growth focused technology and life sciences companies. We believe the technology and life sciences industries are among the most attractive industries within the venture lending space, primarily representing large, addressable markets with strong and consistent growth. According to the Q4 2021 Pitchbook-NVCA Venture Monitor and Pitchbook-NVCA industry classifications, venture capital deal volume for technology totaled approximately $285.2.0 billion in 2021, representing an 25.3% CAGR from 2010 to 2021. Venture capital deal volume for life sciences totaled approximately $47.0 billion in 2021, representing a 17.5% CAGR from 2010 to 2021. We believe companies within these industries can often be characterized as having asset-light business models, attractive recurring revenue streams and strong growth trajectories.

We invest across industries to diversify risk and deliver more stable returns. The investment professionals at RGC have extensive experience investing in the industries on which we focus, including technology, life sciences, healthcare information and services, business services, select consumer services and products and other high-growth industries. Our ability to invest across diverse industries is supported by our Sponsored Growth Lending strategy and relationships with leading venture firms, who are generally industry experts in the areas in which they invest. We are able to leverage our relationships across equity providers, lenders, and advisers to source deals within the venture industry.

We believe we are able to access opportunities to finance companies that are both backed by venture capital sponsors as well as through direct lead generation and other relationships. While many growth lenders focus solely on sponsored lending, we believe we are differentiated in our approach by offering both sponsored growth lending and non-sponsored growth lending that are secured by the assets of many of the most dynamic, innovative and fastest growing companies in the United States.

Robust Disciplined Investment Process and Credit Analysis. RGC’s senior investment professionals draw upon their substantial experience, including operating, lending, venture capital and growth investing, to manage the underwriting investment process. Credit analysis, which is a fundamental part of our investment process, is driven by our credit-first philosophy and utilizes the core competencies the team has developed. A strong assessment of underwriting transactions often enables development of structure and pricing terms to win deals and produce strong returns for risks taken versus other lenders that take a more formulaic approach to the business.

We believe the focused and disciplined approach that RGC applies to our lending strategy enables us to deliver strong, consistent returns to our investors. Our debt portfolio is 98.0% first lien senior secured. Of our $1.5 billion total commitments since inception, our cumulative gross loss rate, as a percentage of total commitments since inception, has been 0.98% and our net losses, as a percentage of total commitments since inception, has been 0.04%. At the point of origination, our portfolio companies have raised on average $90 million of equity proceeds relative to our average loan size of $25 million. To achieve this, we do not follow an “index” strategy or a narrowly focused approach, and we do not lend only to those companies that are backed by a specific set of sponsors. We believe that careful selection among many opportunities, within both sponsored and non-sponsored lending opportunities, will yield the optimal portfolio results.

We maintain rigorous underwriting, monitoring and risk management processes across our portfolio, which is underpinned by our two main lending principles, first the ability to price risk and second the ability to measure and track enterprise value. Our investment process differs from many of our competitors in that we have a dedicated credit team, separate from the origination team, that manages the underwriting process.  Unlike many of our competitors, we underwrite the company and the loan separately and spend significant time analyzing the enterprise value of the company and potential upside from the equity component of the transaction.

Proprietary Risk Analytics and Return Optimization. Over the past 20 years, RGC’s senior investment professionals have iterated upon and built out an extensive due diligence process, which has resulted in the proprietary risk analysis used today. Mr. Spreng has overseen the development of a risk management model that helps to identify, analyze and mitigate risk within individual portfolio companies in the venture capital space. The model utilized by us today examines a consistent set of 30 quantitative and qualitative variables in four main risk areas (market, technology, management and financing) to generate a composite risk ranking for each portfolio company.

Flexible, Opportunity-Specific Pricing and Structure. RGC’s comprehensive analysis assesses all factors and does not rely on any one criterion above or more than others. For example, we do not seek to provide financing to every early-stage company backed by top-tier venture firms, but only to those companies that, in our opinion, possess the most favorable risk and return characteristics for our investments. We seek to understand the attractiveness of each opportunity on its own merits. The quality of the venture investors involved is important, but it is only one component of our decision-making process. Within our Non-Sponsored Growth Lending strategy, we expect that most companies will have positive EBITDA but have been unable to access sufficient capital to fund current growth opportunities. We believe that gaining a comprehensive picture of an opportunity based on RGC’s defined assessment factors allows us to be more flexible, to identify price and structure inefficiencies in the debt market, better support our portfolio companies, and to maximize loan and warrant returns, while minimizing losses. In our Sponsored and Non-Sponsored Growth Lending strategies, we target our loan to be less than 25% of enterprise value at inception.

Strong Reputation and Deep Relationships. RGC’s senior investment professionals enjoy reputations as innovative thought leaders, ingrained in the fabric of the venture community. RGC’s senior investment professionals have been active in venture capital investing, private lending, growth equity investing, corporate finance, and investment banking for more than two decades and are viewed as trustworthy partners to both management and venture investors as well as entrepreneurs. Our investment professionals’ experience has often encouraged private companies to work with a lender that can manage challenges and deviations from plans that often arise in developing companies.

RGC’s senior investment professionals also have established a network of relationships over two decades with various venture capital firms, venture banks, institutional investors, entrepreneurs and other venture capital market participants, which has allowed RGC to develop a variety of channels for investment originations and referrals. These investment professionals maintain ongoing dialogue with a number of venture capital firms across the country, leverage a suite of technologies to identify potential borrowers and often seek to be the first contact for new investment opportunities.

In addition, our strategic relationship with Oaktree provides us with access to additional resources and relationships that are incremental to our already broad network of venture backed companies and venture capital sponsors.

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

Staffing

We do not currently have any employees. R. David Spreng, our President, Chief Executive Officer and Chairman of our Board of Directors, is also the founder, President, Chief Executive Officer and Chief Investment Officer of RGC. Thomas B. Raterman is our Chief Operating Officer, Chief Financial Officer, Treasurer, and Secretary, and serves as the Chief Financial Officer and Chief Operating Officer of RGC. Our Chief Financial Officer performs his functions for us under the terms of our Administration Agreement. We have also retained Joseph McDermott of Alaric Compliance Services LLC to serve as our Chief Compliance Officer pursuant to an agreement with Alaric Compliance Services LLC. Mr. McDermott also serves as the Chief Compliance Officer for RGC.

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

Implications of Being an Emerging Growth Company

We currently are, and expect to remain, an “emerging growth company,” as that term is used in the JOBS Act until the earliest of:

●	the last day of our fiscal year following the fifth anniversary of the closing of our IPO, which occurred on October 25, 2021;
●	the last day of the first fiscal year in which our annual gross revenues are equal to or greater than $1,070,000,000;
●	the date on which we have, during the preceding three-year period, issued more than $1.0 billion in non-convertible debt; and
●	the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30.

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

A “U.S. stockholder” is a beneficial owner of shares of our common stock that is for U.S. federal income tax purposes:

●	an individual who is a citizen or resident of the United States;
●	a corporation (or another entity taxable as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States, any state thereof or the District of Columbia;
●	an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or
●	a trust if a court within the United States is able to exercise primary jurisdiction over the administration of the trust and one or more U.S. persons have authority to control all substantial decisions of the trust.

A “non-U.S. stockholder” means a beneficial owner of shares of our common stock that is for U.S. federal income tax purposes neither a U.S. stockholder nor partnership.

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

Taxation of the Company

We have elected to be treated as a RIC under Subchapter M of the Code, currently qualify and intend to continue to qualify for treatment as a RIC. As a RIC, we generally will not be subject to U.S. federal income taxes on any ordinary income or capital gains that we timely distribute to our stockholders as dividends.

To qualify as a RIC, we must, among other things:

●	meet the Annual Distribution Requirement (defined below);
●	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock, securities or foreign currencies, other income derived with respect to our business of investing in stock, securities or currencies, or net income derived from an interest in a “qualified publicly traded partnership,” or “QPTP,” hereinafter the “90% Gross Income Test;” and

●	diversify our holdings so that, at the end of each quarter of each taxable year:
●	at least 50% of the value of our total assets is represented by cash and cash items, U.S. Government securities, the securities of other RICs and other securities, with other securities limited, in respect of any one issuer, to an amount not greater than 5% of the value of our total assets and not more than 10% of the outstanding voting securities of such issuer, and
●	not more than 25% of the value of our total assets is invested in the securities of any issuer (other than U.S. Government securities and the securities of other RICs), the securities of any two or more issuers that we control and that are determined to be engaged in the same business or similar or related trades or businesses (other than the securities of other RICs), or the securities of one or more QPTPs, or the “Diversification Tests.”

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

As a RIC, we (but not our stockholders) are generally not subject to U.S. federal income tax on investment company taxable income and net capital gains that we timely distribute to our stockholders in any taxable year with respect to which we distribute an amount equal to at least the sum of (i) 90% of our investment company taxable income (which includes, among other items, dividends, interest and the excess of any net realized short-term capital gains over net realized long-term capital losses and other taxable income (other than any net capital gain), reduced by deductible expenses) determined without regard to the deduction for dividends and distributions paid and (ii) 90% of our net tax-exempt interest income (which is the excess of our gross tax-exempt interest income over certain disallowed deductions), or the “Annual Distribution Requirement.” We intend to distribute annually all or substantially all of such income. Generally, if we fail to meet this Annual Distribution Requirement for any taxable year, we will fail to qualify as a RIC for such taxable year. To the extent we meet the Annual Distribution Requirement for a taxable year, but retain our net capital gains for investment or any investment company taxable income, we will be subject to U.S. federal income tax on such retained capital gains and investment company taxable income. We may choose to retain our net capital gains for investment or any investment company taxable income, and pay the associated U.S. federal income tax, including any nondeductible 4% U.S. federal excise tax described below, if applicable.

We are subject to a nondeductible 4% U.S. federal excise tax on certain of our undistributed income, unless we timely distribute (or are deemed to have timely distributed) an amount equal to the sum of:

●	at least 98% of our ordinary income (not taking into account any capital gains or losses) for the calendar year;
●	at least 98.2% of our capital gain net income for a one-year period generally ending on October 31 of the calendar year (unless an election is made by us to use our taxable year); and
●	any net ordinary income and capital gain net income that we recognized for preceding years, but were not distributed during such years, and on which we paid no U.S. federal income tax.

While we intend to distribute any income and capital gains in order to avoid imposition of this nondeductible 4% U.S. federal excise tax, we may not be successful in avoiding entirely the imposition of this tax. In that case, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.

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

Failure to Qualify as a RIC

While we have elected to be treated as a RIC and intend to qualify to be treated as a RIC annually, no assurance can be provided that we will qualify for tax treatment as a RIC for any taxable year. If we fail to satisfy the 90% Gross Income Test or the Diversification Tests for any taxable year, we may nevertheless continue to qualify as a RIC for such year if certain relief provisions are applicable (which may, among other things, require us to pay certain U.S. federal income tax at corporate rates or to dispose of certain assets). If we were unable to qualify for treatment as a RIC and the foregoing relief provisions are not applicable, we would be subject to tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our stockholders. Distributions would not be required, and any distributions would be taxable to our stockholders as ordinary dividend income that, subject to certain limitations, may be eligible for the 20% maximum rate to the extent of our current and accumulated earnings and profits provided certain holding period and other requirements were met. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital that would reduce the stockholder's adjusted tax basis in its common stock (and correspondingly increase such stockholder's gain, or reduce such stockholder's loss, on disposition of such common stock), and any remaining distributions would be treated as a capital gain.

To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the nonqualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent five years, unless we made a special election to pay U.S. federal income tax at corporate rates on such built-in gain at the time of our requalification as a RIC.

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

Passive Foreign Investment Companies.  We may invest in the stock of a foreign corporation which is classified as a “passive foreign investment company” (within the meaning of Section 1297 of the Code), or “PFIC.” As a result, we may be subject to U.S. federal income tax on a portion of any "excess distribution" or gain from the disposition of such shares. Additional charges in the nature of interest may be imposed on us in respect of deferred taxes arising from such distributions or gains. This additional tax and interest may apply even if we make a distribution in an amount equal to any "excess distribution" or gain from the disposition of such shares as a taxable dividend by us to our shareholders. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code (a “QEF”), in lieu of the foregoing requirements, we will be required to include in income each year a portion of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed to us. Alternatively, we can elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income any increase in the value of such shares, and as ordinary loss any decrease in such value to the extent it does not exceed prior increases included in income. Under either election, we may be required to recognize in a year income in excess of our distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax. No assurances can be given that any such election will be available or that, if available, we will make such an election. Income inclusions from a QEF will be “good income” for purposes of the 90% Gross Income Test provided that they are derived in connection with our business of investing in stocks and securities or the QEF distributes such income to us in the same taxable year to which the income is included in our income.

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

As a BDC, we are generally required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our gross assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 200% after each issuance of senior securities. However, the 1940 Act has been modified to allow a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150% if certain requirements are met. We are permitted to increase our leverage capacity if stockholders representing at least a majority of the votes cast, at an annual or special meeting at which quorum is met, approve a proposal to do so. If we receive such stockholder approval, we would be permitted to increase our leverage capacity on the first day after such approval. Alternatively, we may increase the maximum amount of leverage we may incur to an asset coverage ratio of 150% if the “required majority” of our independent directors as defined in Section 57(o) of the 1940 Act approve such increase, with such approval becoming effective after one year. The Board of Directors approved a proposal that permits us to reduce our asset coverage ratio to 150% on October 28, 2021 and we intend to seek corresponding approval from our stockholders. Therefore, our asset coverage ratio will be reduced to 150% on October 28, 2022 or effective immediately upon receiving stockholder approval, if earlier. We will also be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage and risks related to leverage.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of us, RGC or our respective affiliates and, in some cases, prior approval by the SEC.

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act and the rules and regulations thereunder. Prior to January 19, 2021, except for registered money market funds, we generally were prohibited from acquiring more than 3% of the voting stock of any registered investment company, investing more than 5% of the value of our total assets in the securities of one investment company, or investing more than 10% of the value of our total assets in the securities of more than one investment company without obtaining exemptive relief from the SEC. However, the SEC adopted new rules, which became effective on January 19, 2021, that allow us to acquire the securities of other investment companies in excess of the 3%, 5%, and 10% limitations without obtaining exemptive relief if we comply with certain conditions. If we invest in securities issued by investment companies, if any, it should be noted that such investments might subject our stockholders to additional expenses as they will be indirectly responsible for the costs and expenses of such companies. Our investment portfolio is also subject to diversification requirements by virtue of our election to be treated as a RIC for U.S. federal income tax purposes and our intention to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. See “Risk Factors — Risks Related to Our Business and Structure” in Part I, Item 1A of this Form 10 K for more information.

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

As a BDC, we are generally limited in our ability to invest in any portfolio company in which RGC or any of its affiliates currently has an investment or to make any co-investments with our investment adviser or its affiliates without an exemptive order from the SEC, subject to certain exceptions. On August 10, 2020, we, RGC, and certain other funds and accounts sponsored or managed by RGC were granted the Order that permits us greater flexibility than the 1940 Act permits to negotiate the terms of co-investments if our Board of Directors determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by RGC or its affiliates in a manner consistent with the our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that the ability to co-invest with similar investment structures and accounts sponsored or managed by RGC or its affiliates will provide additional investment opportunities and the ability to achieve greater diversification. Under the terms of the Order, a majority of our independent directors are required to make certain determinations in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

We are subject to periodic examination by the SEC for compliance with the 1940 Act.

As a BDC, we are subject to certain risks and uncertainties. See “Risk Factors — Risks Related to Our Business and Structure” in Part I, Item 1A of this Form 10-K.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total gross assets. The principal categories of qualifying assets relevant to our business are any of the following:

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

(iv)   is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.

(2)	Securities of any eligible portfolio company which we control.
(3)	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and the Company already owns 60% of the outstanding equity of the eligible portfolio company.
(5)	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
(6)	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a BDC must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above. Control, as defined by the 1940 Act, is presumed to exist where a BDC beneficially owns more than 25% of the outstanding voting securities of the portfolio company but may exist in other circumstances based on the facts and circumstances. The regulations defining qualifying assets may change over time. The Company may adjust its investment focus as needed to comply with and/or take advantage of any regulatory, legislative, administrative, or judicial actions.

Managerial Assistance to Portfolio Companies

In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above in Qualifying Assets categories (1), (2) or (3). However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above in Qualifying Assets category (1)(c)(iv)) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers, or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. We may also receive fees for these services. RGC may provide, or arrange for the provision of, such managerial assistance on our behalf to portfolio companies that request this assistance, subject to reimbursement of any fees or expenses incurred on our behalf by RGC in accordance with our Advisory Agreement.

Temporary Investments

Pending investment in other types of  “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury Bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our gross assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. RGC monitors the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Warrants

Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms and number of warrants, options or rights to purchase shares of capital stock that it may have outstanding at any time. Under the 1940 Act, we may generally only offer warrants provided that (i) the warrants expire by their terms within ten years, (ii) the exercise or conversion price is not less than the current market value at the date of issuance, (iii) stockholders authorize the proposal to issue such warrants, and the Board of Directors approves such issuance on the basis that the issuance is in our best interests and the stockholders best interests and (iv) if the warrants are accompanied by other securities, the warrants are not separately transferable unless no class of such warrants and the securities accompanying them has been publicly distributed. The 1940 Act also provides that the amount of our voting securities that would result from the exercise of all outstanding warrants, as well as options and rights, at the time of issuance may not exceed 25% of our outstanding voting securities. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options, or rights to purchase capital stock cannot exceed 25% of the BDC’s total outstanding shares of capital stock.

Senior Securities; Coverage Ratio

We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. However, the 1940 Act has been modified to allow a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. We are permitted to increase our leverage capacity if stockholders representing at least a majority of the votes cast, at an annual or special meeting at which quorum is met, approve a proposal to do so. If we receive such stockholder approval, we would be permitted to increase our leverage capacity on the first day after such approval. Alternatively, we may increase the maximum amount of leverage we may incur to an asset coverage ratio of 150% if the “required majority” of our independent directors as defined in Section 57(o) of the 1940 Act approve such increase, with such approval becoming effective after one year. The Board of Directors approved a proposal that permits us to reduce our asset coverage ratio to 150% on October 28, 2021 and we intend to seek corresponding approval from our stockholders. Therefore, our asset coverage ratio will be reduced to 150% on October 28, 2022 or effective immediately upon receiving stockholder approval, if earlier. We will also be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage and risks related to leverage.

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

Compliance Policies and Procedures

We and RGC have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a chief compliance officer to be responsible for administering the policies and procedures. Joseph McDermott currently serves as our Chief Compliance Officer.

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

We may collect non-public information about investors from our subscription agreements or other forms, such as name, address, account number and the types and amounts of investments, and information about transactions with us or our affiliates, such as participation in other investment programs, ownership of certain types of accounts or other account data and activity. We may disclose the information that we collect from our stockholders or former stockholders, as described above, only to our affiliates and service providers and only as allowed by applicable law or regulation. Any party that receives this information uses it only for the services required by us and as allowed by applicable law or regulation and is not permitted to share or use this information for any other purpose. To protect the non-public personal information of individuals, we restrict access to non-public personal information about our stockholders to employees of RGC and its affiliates with a legitimate business need for the information. In order to guard our stockholders’ non-public personal information, we maintain physical, electronic and procedural safeguards that are designed to comply with applicable law. Non-public personal information that we collect about our stockholders is generally stored on secured servers located in the United States. An individual stockholder’s right to privacy extends to all forms of contact with us, including telephone, written correspondence, and electronic media, such as the Internet.

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

Summary Risk Factors

Risks Related to the Economy

●	Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.
●	The COVID-19 pandemic has caused severe disruptions in the U.S. economy and has disrupted financial activity in the areas in which we or our portfolio companies operate.
●	The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have materially and adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.
●	Economic recessions or downturns, including as a result of the COVID-19 pandemic, could impair our portfolio companies and harm our operating results.
●	Increasing level of inflation and rising interest rate could impact our portfolio company’s operations and cash flows and harm our operating results.

Risks Related to Our Business and Structure

●	Our investment portfolio is recorded at fair value, with our Board of Directors having final responsibility for overseeing, reviewing and determining, in good faith, the fair value of our investment portfolio and, as a result, there is uncertainty as to the value of our portfolio investments.
●	We operate in a highly competitive market for investment opportunities and we may not be able to compete effectively.
●	Our business model depends to a significant extent upon strong referral relationships. Any inability of RGC to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
●	Our success depends on the ability of RGC to attract and retain qualified personnel in a competitive environment.
●	Our management fee may induce RGC to purchase assets with borrowed funds and to use leverage despite any enhanced risk.
●	Any failure on our part to maintain our status as a BDC or fail to qualify as a RIC would reduce our operating flexibility.

●	Regulations governing our operation as a BDC affect our ability to raise additional capital and the way in which we do so. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.
●	We may borrow money, which would magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.
●	Any defaults under the Credit Agreement could adversely affect our business.
●	Changes in interest rates may affect our cost of capital, the ability of our portfolio companies to service their debt obligations and our net investment income.
●	To the extent original issue discount and PIK-interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.
●	The interest rates of our loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes.

Risks Related to Our Investments

●	Investing in high growth-potential, private companies involves a high degree of risk, and our financial results may be affected adversely if one or more of our significant portfolio investments defaults on its loans or fails to perform as we expect.
●	An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies and a greater vulnerability to economic downturns.
●	Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.
●	We may be subject to risks associated with our investments in covenant-lite loans.
●	The lack of liquidity in our investments may adversely affect our business.
●	Our portfolio may lack diversification among portfolio companies, which subjects us to a risk of significant loss if one or more of these companies default on their obligations under any of their debt instruments.
●	Our portfolio may be concentrated in a limited number of industries, which will subject us to a risk of significant loss if there is a downturn in a particular industry in which a number of our investments are concentrated.
●	We invest in sectors including technology, life sciences, healthcare information and services and other high-growth industries, which are subject to specific risks related to each.
●	Because we generally do not hold controlling equity interests in our portfolio companies, we may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.
●	Defaults by our portfolio companies will harm our operating results.
●	If our portfolio companies are unable to commercialize their technologies, products, business concepts or services, the returns on our investments could be adversely affected.
●	Any unrealized losses we experience on our loan portfolio may be an indication of future realized losses, which could reduce our income available for distribution.
●	Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.
●	Our investments in leveraged portfolio companies may be risky, and you could lose all or part of your investment.
●	We may not realize gains from our equity investments.

Risks Related to Our Conflicts of Interest

●	There are significant potential conflicts of interest which could impact our investment returns.
●	Our strategic relationship with Oaktree may create conflicts of interest.
●	The valuation process for certain of our investments may create a conflict of interest.

Risks Related to Our Common Stock

●	We cannot assure you that a market for our common stock will develop or, if one develops, that the market will continue, which would adversely affect the liquidity and price of our common stock.
●	Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.
●	The market value of our common stock may fluctuate significantly.
●	Stockholders may experience dilution in the net asset value of their shares if they do not participate in our dividend reinvestment plan and if our shares are trading at a discount to net asset value.

Risks Related to RIC Tax Treatment

●	We will be subject to U.S. federal income tax at corporate rates if we are unable to qualify as a RIC.
●	Due to the COVID-19 pandemic or other disruptions in the economy, we may not be able to increase our distributions and may reduce or defer our distributions and choose to incur U.S. federal excise tax in order preserve cash and maintain flexibility, and a portion of our distributions may be a return of capital.

General Risks

●	We may experience fluctuations in our quarterly and annual results.
●	Changes in laws or regulations governing our business or the businesses of our portfolio companies, changes in the interpretation thereof or newly enacted laws or regulations, and any failure by us or our portfolio companies to comply with these laws or regulations may adversely affect our business and the businesses of our portfolio companies.
●	We are subject to risks related to corporate social responsibility.
●	Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, results of operations or financial condition.

Risks Related to the Economy

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

Uncertainty can result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including, but not limited to, a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.

For example, in December 2019, COVID-19 emerged in China and proceeded to spread rapidly to other countries, including the United States. See “—The COVID-19 pandemic has caused severe disruptions in the U.S. economy and has disrupted financial activity in the areas in which we or our portfolio companies operate.”

General uncertainty surrounding the dangers and impact of COVID-19 (including the preventative measures taken in response thereto) and additional uncertainty regarding new variants of COVID-19, most notably the Delta and Omicron variants, has to date created significant disruption in supply chains and economic activity, contributed to labor difficulties and is having a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries, including industries in which certain of our portfolio companies operate which has in turn created significant business disruption issues for certain of our portfolio companies, and materially and adversely impacted the value and performance of certain of our portfolio companies.

In addition, disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our and our prospective portfolio companies’ operating results and the fair values of our debt and equity investments.

The COVID-19 pandemic has caused severe disruptions in the U.S. economy and has disrupted financial activity in the areas in which we or our portfolio companies operate.

As of the filing date of this Annual Report, the COVID-19 pandemic is continuing. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. The COVID-19 pandemic and restrictive measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, or the re-introduction of business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.

While several countries, as well as certain states, counties and cities in the United States, have relaxed public health restrictions with a view to reopening their economies, many cities world-wide have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. This recent increase in cases has led, and any future increase in cases could lead, to the re-introduction of restrictions and business shutdowns in certain states, counties and cities in the United States and globally and could continue to lead to the re-introduction of such restrictions and business shutdowns elsewhere. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and our business and operations, as well as the business and operations of our portfolio companies, could be materially adversely affected by a prolonged recession in the U.S. and other major markets.

The impact of COVID-19 led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess.  Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn, the impacts of which could last for some period after the pandemic is controlled and/or abated.

General uncertainty surrounding the dangers and impact of COVID-19 (including the preventative measures taken in response thereto and additional uncertainty regarding new variants of COVID-19 that have emerged) has to date created significant disruption in supply chains and economic activity and are having a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries, including industries in which certain of our portfolio companies operate which has in turn created significant business disruption issues for certain of our portfolio companies, and materially and adversely impacted the value and performance of certain of our portfolio companies.

The COVID-19 pandemic is continuing as of the filing date of this Annual Report, and its extended duration may have further adverse impacts on our portfolio companies after December 31, 2021, including for the reasons described herein.

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

In addition, due to the outbreak in the United States, certain RGC personnel are currently working remotely, which may introduce additional operational risk to us. Staff members of certain of our other service providers may also be working remotely during the COVID-19 pandemic. An extended period of remote working could lead to service limitations or failures that could impact us or our performance.

The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have materially and adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.

The U.S. capital markets have experienced extreme volatility and disruption since the emergence of the COVID-19 pandemic, as evidenced by the volatility in global stock markets as a result of, among other things, uncertainty surrounding the pandemic and the fluctuating price of commodities such as oil. Despite actions of the U.S. federal government and foreign governments, these events have contributed to unpredictable general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period of time or worsen in the future.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including the duration or reoccurrence of any potential business or supply chain disruption, the duration and severity of the COVID-19 pandemic and the actions taken by governments and their citizens to contain the COVID-19 pandemic or treat its impact. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

●	Current market conditions may make it difficult to raise equity capital because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than the NAV per share without first obtaining approval for such issuance from our stockholders and our independent directors. In addition, these market conditions may make it difficult to access or obtain new indebtedness with similar terms to our existing indebtedness.
●	Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity).
●	Significant changes in the capital markets may adversely affect the pace of our investment activity and economic activity generally.
●	The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

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

Economic recessions or downturns, including as a result of the COVID-19 pandemic, as well as inflation and rising interest rates could impair our portfolio companies and harm our operating results.

Many of the portfolio companies in which we make investments may be susceptible to economic slowdowns or recessions and may be unable to repay the loans we made to them during these periods, including as a result of the COVID-19 pandemic. Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record our investments at their current fair value. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our and our portfolio companies’ funding costs, limit our and our portfolio companies’ access to the capital markets or result in a decision by lenders not to extend credit to us or our portfolio companies. In similar fashion, increasing or excessive levels of inflation and rising interest rates could also impair our portfolio companies cash flow and operations. These events could prevent us from increasing investments and harm our operating results.

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

Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.

Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.

Deterioration in the economic conditions in the Eurozone and other regions or countries globally and the resulting instability in global financial markets may pose a risk to our business. Financial markets have been affected at times by a number of global macroeconomic events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non-performing loans on the balance sheets of European banks, the effect of the United Kingdom (the “U.K.”) leaving the European Union (the “EU”), instability in the Chinese capital markets and the COVID pandemic. Global market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations. We cannot assure you that market disruptions in Europe and other regions or countries, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected. Moreover, there is a risk of both sector-specific and broad-based corrections and/or downturns in the equity and credit markets. Any of the foregoing could have a significant impact on the markets in which we operate and could have a material adverse impact on our business prospects and financial condition.

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility, could adversely affect our business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. These market and economic disruptions could also negatively impact the operating results of our portfolio companies.

Additionally, the Federal Reserve may raise, or may announce its intention to raise, the Federal Funds Rate in 2022. These developments, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility and the impacts of COVID-19, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets and capital markets on favorable terms.

Risks Related to Our Business and Structure

Our investment portfolio is recorded at fair value, with our Board of Directors having final responsibility for overseeing, reviewing and determining, in good faith, the fair value of our investment portfolio and, as a result, there is uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by us with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, our estimate of fair value. Typically, there will not be a public market for the securities of the privately held companies in which we invest. As a result, we value these securities quarterly at fair value based on input from management, a third-party independent valuation firm and the audit committee of our Board of Directors (the “Audit Committee”) and with the oversight, review and approval of our Board of Directors. The fair value of such securities may meaningfully change between the date of the fair value determination by our Board, as assisted by third-party independent valuation firms and the Audit Committee, and the release of the financial results for the corresponding period or the next date at which fair value is determined.

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

Additionally, the COVID-19 pandemic, or any other outbreak of epidemic disease, could have a significant adverse impact on the fair value of our investments, which may also cause the valuation of our investments to differ materially from the values that we may ultimately realize. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not show the complete impact of the COVID-19 pandemic and the resulting measures taken in response thereto.

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

Accomplishing our investment objective on a cost-effective basis is largely a function of RGC’s handling of the investment process, its ability to provide competent, attentive and efficient services and our access to investments offering acceptable terms. In addition to monitoring the performance of our existing investments and other responsibilities under the Advisory Agreement, RGC’s investment team may also be called upon, from time to time, to provide managerial assistance to some of our portfolio companies. These demands may distract our investment team or slow the rate at which we may make investments.

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

Our primary competitors for investments include both existing and newly formed debt, and to a lesser extent equity, focused public and private funds, other BDCs, commercial and investment banks, venture-oriented commercial banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have, which could allow them to consider a wider variety of investments and establish more relationships than we can. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to maintain our ability to be subject to taxation as a RIC. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to offer. In recent years, substantial investor capital has been allocated to the private credit and direct lending asset classes, creating and increasing competition among lenders. Increased competition across all segments of the private credit and direct lending markets, has reduced credit spreads, and along with historically low interest rates, has reduced investment yields and resulted in more borrower friendly terms and conditions. For instance, typically when interest rates are low and a credit cycle extended, new entrants will enter traditionally higher yielding markets creating additional competition and pressures and temporarily compressing yields. We believe the credit markets, and in particular the market for our lending strategies, are presently experiencing such pressures. New competitors, including established private credit platforms in other segments, have entered the sponsored and non-sponsored growth lending market and a similar competitive dynamic is possible. While their entry may or may not be permanent, their entry could lead to competitive pressure on our investment yields and other terms and conditions in the short-term.

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

We depend upon RGC to maintain its relationships with venture capital and private equity firms, placement agents, investment banks, management groups and other financial institutions, and we expect to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If RGC fails to maintain such existing relationships, or to develop new relationships with other sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom RGC has relationships are not obligated to provide us with investment opportunities, and we can offer no assurance that these relationships will generate investment opportunities for us in the future. The failure of RGC to maintain existing relationships, grow new relationships, or for any of those relationships to generate investment opportunities could have an adverse effect on our business, financial condition and results of operations.

We are dependent upon RGC’s key personnel for our future success.

We depend on the diligence, skill and investment acumen of R. David Spreng, our President, Chief Executive Officer and the Chairman of our Board of Directors, along with the other investment professionals at RGC, including Thomas Raterman, our Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary. Mr. Spreng also serves as the President, Chief Executive Officer and Chief Investment Officer of RGC, and the Chairman of its Investment Committee. Mr. Spreng, Mr. Raterman and the other members of RGC’s senior management evaluate, negotiate, structure, close and monitor our investments. Our future success depends on the continued service of these members of RGC’s senior management. We cannot assure you that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with us. The loss of Mr. Spreng, in particular, Mr. Raterman and/or any of the other members of RGC’s senior management could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. In addition, we can offer no assurance that RGC will continue indefinitely as RGC.

The members of RGC’s senior management are and may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and may have conflicts of interest in allocating their time. RGC may also manage and sub-advise private investment funds and accounts, and may manage other such funds and accounts in the future, which have investment mandates that are similar, in whole or in part, with ours. Accordingly, RGC’s senior management may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, RGC’s senior management may face conflicts of interest in the allocation of investment opportunities to us and such other existing and future funds and accounts.

Our success depends on the ability of RGC to attract and retain qualified personnel in a competitive environment.

Our growth requires that RGC retains and attracts new investment and administrative personnel in a competitive market. RGC’s ability to attract and retain personnel with the requisite credentials, experience and skills depends on several factors including, but not limited to, its ability to offer competitive wages, benefits and professional growth opportunities. Many of the entities, including investment funds (such as venture capital funds, private equity funds and mezzanine funds) and traditional financial services companies, with which RGC competes for experienced personnel have greater resources than it possesses, which could have a negative impact on RGC’s ability to attract and retain qualified personnel and, as a result, have a material adverse effect on our business and results of operations.

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

Our management fee may induce RGC to purchase assets with borrowed funds and to use leverage despite any enhanced risk.

The management fee payable by us to RGC may create an incentive for RGC to purchase assets with borrowed funds when it is unwise to do so or to pursue investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The management fee payable to RGC is calculated based on the amount of our gross assets, which includes assets purchased with borrowed funds or other forms of leverage. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of our common stock.

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

We may need additional capital to fund growth in our investments. A reduction in the availability of new capital could limit our ability to grow. We must distribute at least 90% of our investment company taxable income to our stockholders to maintain our tax treatment as a RIC. As a result, any such cash earnings may not be available to fund investment originations. We may, in the future, borrow under debt facilities from financial institutions and issue additional debt and equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. In addition, as a BDC, our ability to borrow or issue preferred stock may be restricted if our total assets are less than 200% of our total borrowings and preferred stock (or 150% if we satisfy certain conditions, see “— Regulations governing our operation as a BDC affect our ability to raise additional capital and the way in which we do so. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.”)

In addition, shares of BDCs have recently traded at discounts to their net asset values. If our common stock trades below its net asset value, we will not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities and our net asset value could decline.

A reduction in the availability of new capital or an inability on our part to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and decrease our earnings, if any, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Any failure on our part to maintain our status as a BDC or fail to qualify as a RIC would reduce our operating flexibility.

The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70% of their gross assets in specified types of  “qualifying assets,” primarily in private U.S. companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less. In addition, subject to certain limited exceptions, an investment in an issuer that has outstanding securities listed on a national exchange may be treated as a qualifying asset only if such issuer has a market capitalization that is less than $250 million at the time of such investment. In addition, as a RIC, the treatment for which we intend to qualify annually, we are required to satisfy certain source-of-income, diversification and distribution requirements. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. Conversely, if we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these constraints could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments. These constraints, among others, may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective.

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

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are generally permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities, or 150% if certain requirements are met, as described below.

We are permitted to increase our asset coverage ratio to at least 150% if stockholders representing at least a majority of the votes cast, at an annual or special meeting at which quorum is met, approve a proposal to do so. If we receive such stockholder approval, we would be permitted to increase our leverage capacity on the first day after such approval. Alternatively, we may increase the maximum amount of leverage we may incur to an asset coverage ratio of 150% if the “required majority” of our independent directors as defined in Section 57(o) of the 1940 Act approve such increase, with such approval becoming effective after one year. The Board of Directors approved a proposal that permits us to reduce our asset coverage ratio to 150% on October 28, 2021 and we intend to seek corresponding approval from our stockholders. Therefore, our asset coverage ratio will be reduced to 150% on October 28, 2022 or effective immediately upon receiving stockholder approval, if earlier. We will also be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage and risks related to leverage.

If the value of our assets decline, we may be unable to satisfy the asset coverage test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss.

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

The use of leverage magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in our securities. We may borrow from and issue senior debt securities to banks, insurance companies and other lenders in the future. Holders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make dividend payments on our common stock, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. In addition, our common stockholders will bear the burden of any increase in our expenses, including our interest expense, as a result of leverage.

As a BDC, we are generally required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our gross assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 200% after each issuance of senior securities. We are permitted, however, to increase our asset coverage ratio to at least 150% if we satisfy certain conditions, including stockholder and/or board approval. The Board approved a proposal to increase the maximum amount of leverage we may incur to an asset coverage ratio of 150% effective October 28, 2022 and we intend to seek corresponding approval from our stockholders, which would be effective immediately. We cannot assure you that our stockholders will approve the increase of our leverage. If this ratio declines below 200%, we may not be able to incur additional debt and could be required by law to sell a portion of our investments to repay some debt when it is disadvantageous to do so, which could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on RGC’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us. In addition, any debt facility into which we may enter would likely impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to qualify as a RIC.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on our portfolio, net of expenses. Leverage generally magnifies the return of stockholders when the portfolio return is positive and magnifies their losses when the portfolio return is negative. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio
	(Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder(1)	-11.0%	-5.8%	-0.5%	4.8%	10.1%

(1) Assumes (i) $639.9 million in total assets, (ii) $81.5 million in outstanding indebtedness, (iii) $606.2 million in net assets and (iv) weighted average interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs) of 3.51%.

Any defaults under the Credit Agreement or other borrowings, including the 2026 Senior Notes, could adversely affect our business.

On May 31, 2019 (as subsequently amended), we entered into the Credit Agreement by and among us, as borrower, the financial institutions party thereto as lenders, KeyBank National Association, as administrative agent, syndication agent, and a lender, CIBC Bank USA, as documentation agent and a lender, MUFG Union Bank, N.A., as co-documentation agent and lender and U.S. Bank National Association, as paying agent. In the event we default under our Credit Agreement, or other borrowings, including the 2026 Senior Notes, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be unfavorable prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under such borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under such borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we are unable to obtain additional debt financing, or if our borrowing capacity is materially reduced, our business could be materially adversely affected.

We may want to obtain additional debt financing or need to do so upon maturity of the Credit Agreement, in order to obtain funds which may be made available for investments. The availability period under the Credit Agreement expires on May 31, 2022 and is followed by a two-year amortization period. The stated maturity date under the Credit Agreement is May 31, 2024. If we are unable to increase, renew or replace the Credit Agreement and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition.

Changes in interest rates may affect our cost of capital, the ability of our portfolio companies to service their debt obligations and our net investment income.

General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, and our net asset value. Substantially all of our debt investments will have variable interest rates that reset periodically based on benchmarks such as LIBOR, SOFR and the prime rate. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. However, an increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income.

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

We generally evaluate the capital structure of portfolio companies on the basis of financial projections prepared by the management of such portfolio companies. These projected operating results are normally based primarily on judgments of the management of the portfolio companies. In all cases, projections are only estimates of future results that are based upon assumptions made at the time that the projections are developed. General economic conditions, which are not predictable with accuracy, along with other macroeconomic factors and specific factors of the portfolio company, may cause actual performance to fall short of the financial projections that were used to establish a given portfolio company’s capital structure. Because of the leverage that is typically employed by our portfolio companies, this could cause a substantial decrease in the value of our investment in the portfolio company. The inaccuracy of financial projections of portfolio companies could thus cause our performance to fall short of our expectations.

Our portfolio securities may not have a readily available market price and, in such a case, we will value these securities at fair value as determined in good faith under procedures adopted by our Board of Directors, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment.

A large percentage of our portfolio investments are in the form of debt investments that are not publicly traded. The fair value of these securities is not readily determinable. We value these investments on at least a quarterly basis in accordance with our valuation policy, which is at all times consistent with generally accepted accounting principles in the United States (“U.S. GAAP”). Our Board of Directors utilizes the services of certain independent third-party valuation firms to aid it in determining the fair value of these investments. The Board of Directors discusses valuations and determines the fair value in good faith based on the input of RGC, the Audit Committee and the applicable third-party valuation firm. The participation of RGC in our valuation process could result in a conflict of interest, since the management fees are based in part on our gross assets and also because RGC is receiving performance-based incentive fees. The factors that are considered in the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments on loans and its earnings, the markets in which the portfolio company does business, comparisons to publicly traded companies, discounted cash flow, relevant credit market indices, and other relevant factors. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. In addition, the valuation of these types of securities may result in substantial write-downs and earnings volatility.

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

Our Board of Directors has the authority to modify or waive our investment objective, current operating policies, investment criteria and strategies without prior notice (except as required by the 1940 Act) and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and value of our stock. However, the effects of changes to our investment objective or criteria by our Board might be adverse, which could negatively impact our ability to pay you dividends and cause you to lose all or part of your investment.

To the extent original issue discount and PIK-interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Certain of our investments include original-issue-discount instruments and contractual PIK-interest arrangements. To the extent original issue discount or PIK-interest constitutes a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

●	The higher interest rates of original issue discount and PIK instruments reflect the payment deferral, which results in a higher principal amount at the maturity of the instrument as compared to the original principal amount of the instrument. Increased credit risk associated with these instruments, and original issue discount and PIK instruments generally, represent a significantly higher credit risk than coupon loans.
●	Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation.
●	Original issue discount and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. Original issue discount and PIK-income may also create uncertainty about the source of our cash distributions.
●	To the extent we provide loans with interest-only payments or moderate loan amortization, the majority of the principal payment or amortization of principal may be deferred until loan maturity. Because this debt generally allows the borrower to make a large lump-sum payment of principal at the end of the loan term, there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity.
●	For accounting purposes, any cash distributions to stockholders representing original issue discount and PIK-income are not treated as coming from paid-in capital, even though the cash to pay them comes from the offering proceeds. As a result, despite the fact that a distribution representing original issue discount and PIK-income could be paid out of amounts invested by our stockholders, the 1940 Act does not require that stockholders be given notice of this fact by reporting it as a return of capital.
●	In certain cases, we may recognize taxable income before or without receiving corresponding cash payments and, as a result, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain our tax treatment as a RIC.

The interest rates of our loans to our portfolio companies might be subject to change based on recent regulatory changes.

LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in term loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a partner company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR.

On March 5, 2021, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that (i) 24 LIBOR settings would cease to exist immediately after December 31, 2021 (all seven euro LIBOR settings; all seven Swiss franc LIBOR settings; the Spot Next, 1-week, 2-month, and 12-month Japanese yen LIBOR settings; the overnight, 1-week, 2-month, and 12-month sterling LIBOR settings; and the 1-week and 2-month US dollar LIBOR settings) and (ii) the overnight and 1, 3, 6 and 12-month US LIBOR settings would cease to exist after June 30, 2023; and (iii) the FCA would consult on whether the remaining LIBOR settings should continue to be published on a synthetic basis for a certain period using the FCA’s proposed new powers that the UK government is legislating to grant to them. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board of Directors and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On July 29, 2021, the ARCC formally recommended SOFR as its preferred alternative replacement rate for LIBOR. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 pandemic will have further effect on LIBOR transition plans.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR or alternative reference rates could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us. In addition, when LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. As such, some or all of these credit agreements may bear a lower interest rate, which would adversely impact our financial condition or results of operations. Moreover, when LIBOR ceases to exist, we may need to renegotiate certain terms of the Credit Agreement. If we are unable to do so, amounts drawn under the Credit Agreement may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

We have and will continue to expend significant financial and other resources to comply with the requirements of being a public reporting entity.

As a public reporting entity, we are subject to the reporting requirements of the Exchange Act and certain requirements of the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly, and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting, which are discussed below.  See “Business – Regulation as a Business Development Company” in Part I, Item 1 of this Form 10-K. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight is required. We will continue to implement procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other initiatives, strategies or business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to incur significant annual expenses related to these steps and, among other things, directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to our Administrator to compensate them for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

The systems and resources necessary to comply with public company reporting requirements will increase further once we cease to be an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section

404 of the Sarbanes-Oxley Act. We will remain an emerging growth company for up to five years following our IPO, which we completed on October 21,2021, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time or we issue an aggregate of $1.0 billion in non-convertible debt securities in any three year period, we would cease to be an emerging growth company as of the following December 31. See “Business — Implications of Being an Emerging Growth Company” in Part I, Item 1 of this Form 10 K.

We are obligated to maintain proper and effective internal control over financial reporting. Failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and the value of our common stock.

We are obligated to maintain proper and effective internal control over financial reporting, including the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”). We are required to conduct annual management assessments of the effectiveness of our internal controls over financial reporting. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the date we are no longer an emerging growth company under the JOBS Act or until we become an “accelerated filer” under Rule 12b-2 of the Exchange Act. Accordingly, our internal controls over financial reporting does not currently meet all of the standards contemplated by Section 404 that we will eventually be required to meet. We are required to conduct annual management assessments of the effectiveness of our internal controls over financial reporting.

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

We invest primarily in senior secured term loans and other senior debt obligations and may on occasion invest in second lien loans issued by high growth-potential companies. We also have and continue to expect to acquire warrants and other equity securities from portfolio companies in connection with our investments in loans to these companies. We invest primarily in secured loans made to companies whose debt has generally not been rated by any rating agency, although we would expect such debt, if rated, to fall below investment grade. Securities rated below investment grade are often referred to as “high yield” securities and “junk bonds,” and are considered “high risk” and speculative in nature compared to debt instruments that are rated above investment grade.

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

Equity Investments.  When we invest in secured loans, we may acquire equity securities as well, including warrants. In addition, we may also, on a limited basis, invest directly in the equity securities of portfolio companies. The equity interests we receive may not appreciate in value and may in fact decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

In addition, investing in small, fast-growing, private companies involves a number of significant risks, including the following:

●	they may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold. This failure to meet obligations may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;
●	they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions, market conditions, and general economic downturns;
●	they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
●	they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion, or maintain their competitive position. In addition, our executive officers, directors and RGC may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and
●	they may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding debt upon maturity.

Venture lenders, in general, focus on a limited set of key financial performance metrics, including minimum liquidity, performance to plan, and investor abandonment, in lieu of a full set of financial performance covenants that do not meaningfully assess the risk of companies at the stage of development of companies in which venture lenders typically invest. As such, many of our loans could be considered covenant-lite by traditional lending standards. We use the term “covenant-lite” loans to refer generally to loans that do not require a borrower to comply with financial maintenance covenants. Generally, covenant-lite loans permit borrowers more opportunity to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following certain actions of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, because we make and have exposure to covenant-lite loans, we may have less protection from borrower actions and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

Investing in high growth-potential, private companies involves a high degree of risk, and our financial results may be affected adversely if one or more of our significant portfolio investments defaults on its loans or fails to perform as we expect.

We expect that our portfolio will continue to consist primarily of debt investments in privately-owned companies, and to a lesser extent equity investments in privately-owned companies. Investing in these companies involves a number of significant risks. Typically, the debt in which we intend to invest will not be initially rated by any rating agency; however, we believe that if such investments were rated, they would generally be below investment grade. Securities rated below investment grade are often referred to as “high yield” securities and “junk bonds,” and are considered “high risk” and speculative in nature compared to debt instruments that are rated investment grade. Compared to larger publicly owned companies, these companies may be in a weaker financial position and may experience wider variations in their operating results, which may make them more vulnerable to economic downturns. Typically, these companies need more capital to compete; however, their access to capital is limited and their cost of capital is often higher than that of their competitors. Our portfolio companies face intense competition from larger companies with greater financial, technical, and marketing resources and their success typically depends on the managerial talents and efforts of an individual or a small group of persons. Therefore, the loss of any of its key employees could affect a portfolio company’s ability to compete effectively and harm its financial condition. Further, some of these companies conduct business in regulated industries that are susceptible to regulatory changes, resulting in increased compliance measures and possibly more susceptibility to regulatory breaches or violations. These factors could impair the cash flow of our portfolio companies and result in other events, such as bankruptcy. These events could limit a portfolio company’s ability to repay its obligations to us, which may have an adverse effect on the return on, or the recovery of, our investment in these businesses. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the value of the loan’s collateral.

Some of these companies cannot obtain financing from public capital markets or from traditional credit sources, such as commercial banks. Accordingly, the loans we make to these types of companies pose a higher default risk than loans made to companies that have access to traditional credit sources.

An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies and a greater vulnerability to economic downturns.

We invest primarily in high growth-potential, privately held companies and these companies may not have third-party credit ratings or audited financial statements subject to public accounting standards or otherwise. Generally, little public information exists about these companies, and we are required to rely on the ability of RGC’s investment team to obtain adequate financial or other information to evaluate the potential returns from investing in these companies. Furthermore, private companies and their financial information will not generally be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies through our diligence and underwriting process, we may not make a fully informed investment decision. This could adversely affect our investment returns as compared to companies investing primarily in the securities of public companies.

Inflation may adversely affect our and our portfolio companies’ business, results of operations and financial condition.

Certain of our portfolio companies may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

Our portfolio companies may have limited operating histories and financial resources.

Our portfolio consists of investments in companies that may have relatively limited operating histories. Generally, limited public information exists about these companies, and we are required to rely on the ability of RGC’s investment team to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. These companies may be particularly vulnerable to U.S. economic downturns and may have limited access to capital. These companies also frequently have less diverse product lines and a smaller market presence than larger competitors and may experience substantial variations in operating results. These companies may face intense competition, including from companies with greater financial, technical, operational and marketing resources, and typically depend upon the expertise and experience of a single individual executive or a small management team. Our success depends, in large part, upon the abilities of the key management personnel of our portfolio companies, who are responsible for the day-to-day operations of our portfolio companies. Competition for qualified personnel is intense at any stage of a company’s development, but even more so at the growth stage of the companies we typically invest in. The inability to attract and retain and/or the loss of one or more key managers can hinder or delay a company’s implementation of its business plan and harm its financial condition, which could negatively affect our investment returns.

In addition, our existing and future portfolio companies may compete with each other for investment or business opportunities and the success of one could negatively impact the other. Furthermore, some of our portfolio companies do business in regulated industries and could be affected by changes in government regulation. Accordingly, these factors could impair their cash flow or result in other events, such as bankruptcy, which could limit their ability to repay their obligations to us, and may materially and adversely affect the return on, or the recovery of, our investment. As a result, we may lose our entire investment in any of our portfolio companies.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We invest primarily in senior secured loans made to high growth-potential private companies but, on occasion make second lien loans to portfolio companies. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or in some cases senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization, or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization, or bankruptcy of the relevant portfolio company. In the case of second lien loans that we make to portfolio companies, we would not recover any of our principal amount of the loan until the first lien holder is fully repaid, which would likely result in us recovering less or no amounts due on our loan and, in turn, could have a materials adverse effect on our operations and financial condition.

There may be circumstances in which our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

Even though we intend to structure most of our debt investments as secured loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, and based upon principles of equitable subordination as defined by existing case law, a bankruptcy court could subordinate all or a portion of our claim to that of other creditors and transfer any lien securing such subordinated claim to the bankruptcy estate. The principles of equitable subordination defined by case law have generally indicated that a claim may be subordinated only if its holder is guilty of misconduct or where the senior loan is re-characterized as an equity investment and the senior lender has actually provided significant managerial assistance to the bankrupt debtor. In our case, we may, if requested to do so, provide managerial assistance to our portfolio companies. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering significant managerial assistance or actions to compel and collect payments from the borrower outside the ordinary course of business.

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

We may be subject to risks associated with our investments in covenant-lite loans.

Venture lenders, in general, focus on a limited set of key financial performance metrics, including minimum liquidity, performance to plan, and investor abandonment, in lieu of a full set of financial performance covenants that do not meaningfully assess the risk of companies at the stage of development of companies in which venture lenders typically invest. As such, many of our loans could be considered covenant-lite by traditional lending standards. We have made and may in the future make or obtain significant exposure to covenant-lite loans, which generally are loans that do not require a borrower to comply with financial maintenance covenants, and may not include terms that allow the lender to monitor the financial performance of the borrower, including financial ratios, and declare a default if certain financial criteria are breached. While these loans may still contain other collateral protections, a covenant-lite loan may carry more risk than a covenant-heavy loan made by the same borrower as it does not require the borrower to provide affirmation that certain specific financial tests have been satisfied on a routine basis as is generally required under a covenant-heavy loan agreement.

Generally, covenant-lite loans permit borrowers more opportunity to negatively impact lenders because their covenants, if any, tend to be incurrence-based, which means they are only tested and can only be breached following certain actions of the borrower, rather than by a deterioration in the borrower’s financial condition. Our investment in or exposure to a covenant-lite loan may potentially hinder our ability to reprice credit risk associated with the issuer and reduce our ability to restructure a problematic loan and mitigate potential loss. As a result, our exposure to losses may be increased, which could result in an adverse impact on our revenues, net income and net asset value.

The lack of liquidity in our investments may adversely affect our business.

We typically invest in companies whose securities are not publicly traded, and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. There is no established trading market for the securities in which we invest. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. As a result, we do not expect to achieve liquidity in our investments in the near-term and, in particular, with respect to the equity securities we acquire in our portfolio companies. Our investments are typically subject to contractual or legal restrictions on resale or are otherwise illiquid because there is no established trading market for such investments. The illiquidity of our investments may make it difficult for us to dispose of them at a favorable price or at all, and we may suffer losses as a result.

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

Our portfolio may lack diversification among portfolio companies, which subjects us to a risk of significant loss if one or more of these companies default on their repayment obligations under any of their debt instruments.

Our portfolio may hold a limited number of portfolio companies. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and our investments may be concentrated in relatively few companies. As our portfolio is less diversified than the portfolios of some larger funds, we are more susceptible to failure if a single loan fails.  As a result, if a significant loan fails to perform as expected, our business, financial condition, results of operation and cash flows could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. Similarly, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment.

Our portfolio may be concentrated in a limited number of industries, which will subject us to a risk of significant loss if there is a downturn in a particular industry in which a number of our investments are concentrated.

Our portfolio is concentrated in a limited number of industries. We invest primarily in companies focused in technology, life sciences, healthcare information and services, business services, select consumer services and products and other high growth industries. A downturn in any particular industry in which we are invested could significantly impact the aggregate returns we realize. As our portfolio may be less diversified than the portfolios of other investment vehicles, we may be more susceptible to losses if a single loan is not repaid. Similarly, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment.

Our portfolio may lack diversification among our Sponsored Growth Lending and Non-Sponsored Growth Lending strategies and among sponsors within the Sponsored Growth Lending strategy.

Our objective is to build a balanced portfolio with diversification among sponsored and non-sponsored transactions, diversification among sponsors within the Sponsored Growth Lending strategy, and diversification among industry, geography, and stage of development generally, which we believe will contribute to a favorable risk adjusted return for the portfolio viewed as a whole. If we are unable to achieve diversification or retain it, we may not achieve favorable risk adjusted returns for the portfolio viewed as a whole.

We invest in sectors including technology, life sciences, healthcare information and services, business services, select consumer services and products and other high-growth industries, which are subject to specific risks related to each.

We intend to continue to invest the largest portions of our portfolio in technology, life sciences, healthcare information and services, business services, select consumer services and products and other high-growth industries. Our portfolio companies may address needs in technology-related industries and markets. We expect that our technology portfolio will consist of companies that commercialize and integrate products targeted at technology-related markets. There are risks in investing in companies that target technology-related markets, including rapid and sometimes dramatic price erosion of products, the reliance on capital and debt markets to finance large capital outlays, including fabrication facilities, the reliance on partners outside of the United States, particularly in Asia, and inherent cyclicality of the technology market in general. As a result of multiple factors, access to capital may be difficult or impossible for companies in our portfolio that are pursuing these markets.

We may be subject to risks associated with our investments in life sciences-related companies.

Our life sciences portfolio consists primarily of companies that commercialize and integrate products in life sciences-related industries, including biotechnology, drug discovery, drug delivery, bioinformatics and medical devices. There are risks in investing in companies that target life sciences-related industries, including, but not limited to, the uncertainty of timing and results of clinical trials to demonstrate the safety and efficacy of products; failure to obtain any required regulatory approval of products; failure to develop manufacturing processes that meet regulatory standards; competition, in particular from companies that develop rival products; and the ability to protect proprietary technology. Adverse developments in any of these areas may adversely affect the value of our life sciences portfolio.

This life sciences industry is dominated by large multinational corporations with substantially greater financial and technical resources than generally will be available to our portfolio companies. Such large corporations may be better able to adapt to the challenges presented by continuing rapid and major scientific, regulatory and technological changes as well as related changes in governmental and third-party reimbursement policies.

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

Certain technology-related industries are subject to extensive government regulation, which exposes us to the risk of significant loss if any of these industry sectors experiences a downturn.

Our portfolio companies in technology-related industries may be subject to extensive regulation by U.S. and foreign federal, state and/or local agencies. Changes in existing laws, rules or regulations, or judicial or administrative interpretations thereof, or new laws, rules or regulations could have an adverse impact on the business and industries of our portfolio companies. In addition, changes in government priorities or limitations on government resources could also adversely impact our portfolio companies. We are unable to predict whether any such changes in laws, rules or regulations will occur and, if they do occur, the impact of these changes on our portfolio companies and our investment returns. Furthermore, if any of our portfolio companies were to fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. Our portfolio companies may be subject to the expense, delay and uncertainty of the regulatory approval process for their products and, even if approved, these products may not be accepted in the marketplace.

As of December 31, 2021, our investments in healthcare technology represented 24.2% of our portfolio at fair value. Our investments in healthcare technology are subject to substantial risks, including, but not limited to, the risk that the laws and regulations governing the business of health care companies, and interpretations thereof, may change frequently. Current or future laws and regulations could force our portfolio companies engaged in health care, to change their policies related to how they operate, restrict revenue, change costs, change reserve levels and change business practices.

Any of our portfolio companies operating in the healthcare information and services industry are subject to extensive government regulation and certain other risks particular to that industry.

Our portfolio companies may be subject to extensive regulation by U.S. and foreign federal, stated and/or local agencies. Our healthcare information and services portfolio companies provide technology to companies that are subject to extensive regulation, including Medicare and Medicaid payment rules and regulation, the False Claims Act and federal and state laws regarding the collection, use and disclosure of patient health information and the storage handling and administration of pharmaceuticals. Changes in existing laws, rules or regulations, or judicial or administrative interpretations, or new laws, rules or regulations could have an adverse impact on the business and industries of our portfolio companies. In addition, changes in government priorities or limitations on government resources could also adversely impact our portfolio companies. If any of our portfolio companies or the companies to which they provide such technology fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. Portfolio companies in the healthcare information and services industry are also subject to the risk that changes in applicable regulations will render their technology obsolete or less desirable in the marketplace. We are unable to predict whether any such changes in laws, rules or regulations will occur and, if they do occur, the impact of these changes on our portfolio companies and our investment returns.

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

In some instances, we may control our portfolio companies or provide our portfolio companies with significant managerial assistance. However, although we may do so in the future, we typically do not hold controlling equity positions in our portfolio companies. Thus, we generally do not, and do not expect to, control the decision making in many of our portfolio companies. As a result, we are subject to the risk that a portfolio company in which we invest will make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, will take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity of the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our interests as readily as we would like or at an appropriate valuation in the event we disagree with the actions of a portfolio company. As a result, a portfolio company may make decisions that would decrease the value of our investments.

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

The value of our investments in our portfolio companies may decline if they are not able to commercialize their technology, products, business concepts or services. Additionally, although some of our portfolio companies may already have a commercially successful product or product line at the time of our investment, information technology, e-commerce and life science products and services often have a more limited market or life span than products in other industries. Thus, the ultimate success of these companies often depends on their ability to continually innovate in increasingly competitive markets. If they are unable to do so, our investment returns could be adversely affected and their ability to service their debt obligations to us over the term of the loan could be impaired. Our portfolio companies may be unable to successfully acquire or develop any new products, and the intellectual property they currently hold may not remain viable. Even if our portfolio companies are able to develop commercially viable products, the market for new products and services is highly competitive and rapidly changing. Neither our portfolio companies nor we will have any control over the pace of technology development. Commercial success is difficult to predict, and the marketing efforts of our portfolio companies may not be successful.

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

We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the yields of the loans being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was previously prepaid by a portfolio company. As a result, our results of operations could be materially adversely affected if any of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments of loans made to portfolio companies could negatively impact our return on equity.

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

Investments in equity securities involve a number of significant risks, including the risk of further dilution as a result of additional issuances, inability to access additional capital and failure to pay current distributions. Investments in preferred securities involve special risks, such as the risk of deferred distributions, credit risk, illiquidity restraining our ability to transfer or sell such securities and limited voting rights. In addition, we may from time to time make non-control, equity investments in portfolio companies. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We will sometimes seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.

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

Our investments in portfolio companies may expose us to environmental risks.

We may invest in portfolio companies that are subject to changing and increasingly stringent environmental and health and safety laws, regulations and permit requirements and environmental costs that could place increasing financial burdens on such portfolio entities. Required expenditures for environmental compliance may adversely impact investment returns on portfolio companies. The imposition of new environmental and other laws, regulations and initiatives could adversely affect the business operations and financial stability of such portfolio companies.

There can be no guarantee that all costs and risks regarding compliance with environmental laws and regulations can be identified. New and more stringent environmental and health and safety laws, regulations and permit requirements or stricter interpretations of current laws or regulations could impose substantial additional costs on our portfolio companies. Compliance with such current or future environmental requirements does not ensure that the operations of the portfolio companies will not cause injury to the environment or to people under all circumstances or that the portfolio companies will not be required to incur additional unforeseen environmental expenditures. Moreover, failure to comply with any such requirements could have a material adverse effect on a portfolio company, and we can offer no assurance that any such portfolio companies will at all times comply with all applicable environmental laws, regulations and permit requirements.

Risks Related to Our Conflicts of Interest

Our strategic relationship with Oaktree may create conflicts of interest.

As of December 31, 2021, OCM owned approximately 48% of our outstanding common stock. Pursuant to an irrevocable proxy, the shares of our common stock held by OCM must be voted in the same manner that our other stockholders vote their shares. OCM has a right to nominate a member of our Board of Directors for election for so long as OCM holds shares of our common stock in an amount equal to, in the aggregate, at least one-third (33.33%) of OCM’s initial $125 million capital commitment to us, which percentage shall be determined based on the dollar value of the shares of common stock owned by OCM. OCM holds the right to appoint a nominee to the Board of Directors, subject to the conditions previously described, regardless of the Company's size (e.g., assets under management or market capitalization) or the beneficial ownership interests of other stockholders. Further, to the extent OCM’s share ownership falls below one-third of its initial $125 million capital commitment under any circumstances, OCM will no longer have the right to appoint a director nominee and will use reasonable efforts to cause such nominee to resign immediately (subject to his or her existing fiduciary duties). Brian Laibow serves on our Board of Directors as OCM’s director nominee and is considered an interested director.

In addition, OCM owns a minority interest in RGC and has the right to appoint a member of RGC’s board of managers as well as a member of RGC’s Investment Committee. Mr. Laibow serves on RGC’s board of managers and investment committee on behalf of OCM.

Mr. Laibow is Co-Head of North America & Managing Director Opportunities Funds at Oaktree and we expect that he will continue to engage in investment advisory activities for Oaktree, which could result in a conflict of interest and may distract him from his responsibilities to us and RGC. As a result of the relationship with Oaktree and OCM, we are presumed to be an affiliate of Oaktree and OCM under the 1940 Act. As a result, we are not able to invest in the same portfolio companies in which any funds managed by Oaktree or OCM invest without seeking exemptive relief from the SEC.

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

We entered into a license agreement with RGC (the “License Agreement”) pursuant to which RGC has granted us a personal, non-exclusive, royalty-free right and license to use the name “Runway Growth Finance”. Under the License Agreement, we have the right to use the “Runway Growth Finance” name for so long as RGC or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Runway Growth Finance” name.

In addition, we pay our Administrator, a wholly-owned subsidiary of RGC, our allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing accounting and compliance functions. These arrangements may create conflicts of interest that our Board of Directors must monitor.

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

The valuation process for certain of our investments may create a conflict of interest.

For the majority of our investments, no market-based price quotation is available. As a result, our Board of Directors determines the fair value of these securities in good faith as described in “— Our portfolio securities may not have a readily available market price and, in such a case, we will value these securities at fair value as determined in good faith under procedures adopted by our Board of Directors, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment.” In connection with that determination, RGC’s investment team provides our Board of Directors with valuation recommendations based upon the most recent and available information, which generally includes industry outlook, capitalization, financial statements and projected financial results of each portfolio company. Our Board of Directors utilizes the services of certain independent third-party valuation firms to aid it in determining the fair value of these investments. The Board of Directors discusses valuations and determines the fair value in good faith based on the input of RGC, the Audit Committee of the Board of Directors and the applicable third-party valuation firm. The participation of RGC’s investment team in our valuation process, and the pecuniary interest in RGC by certain members of our Board of Directors, could result in a conflict of interest as RGC’s base management fee is based, in part, on the value of our average adjusted gross assets, and RGC’s incentive fee is based, in part, on realized gains and realized and unrealized losses.

We may pay our Adviser an incentive fee on certain investments that include a deferred interest feature.

We underwrite our loans to generally include an end-of-term payment, a PIK interest payment and/or original issue discount. Our end-of-term payments are contractual and fixed interest payments due at the maturity date of the loan, including upon prepayment, and are generally a fixed percentage of the original principal balance of the loan. The portion of our end-of-term payments, which equal the difference between our yield-to-maturity and the stated interest rate on the loan, are recognized as non-cash income or original issue discount until they are paid. In addition, in connection with our equity-related investments, we may be required to accrue original issue discount, which decreases the balance on our secured loans by an amount equal to the value of the warrant investment we receive in connection with the applicable secured loan over its lifetime. Under these types of investments, we accrue interest during the life of the loan on the end-of-term payment, PIK interest payment and/or original issue discount but do not receive the cash income from the investment until the end of the term. However, our Pre-Incentive Fee Net Investments, which is used to calculate the income portion of our incentive fee, includes accrued interest. Thus, a portion of this incentive fee is based on income that we have not yet received in cash, such as an end-of-term payment, a PIK interest payment and/or original issue discount.

Risks Related to our Common Stock

We cannot assure you that a market for our common stock will develop or, if one develops, that the market will continue, which would adversely affect the liquidity and price of our common stock.

Our common stock began trading on the Nasdaq Global Select Market under the symbol “RWAY” on October 21, 2021. We cannot assure you that an active trading market will develop for our common stock or, if one develops, that the trading market can be sustained. In addition, we cannot predict the prices at which our common stock will trade. Shares of closed-end investment companies, including BDCs, frequently trade at a discount from their net asset value and our stock may also be discounted in the market. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share of common stock may decline. We cannot predict whether our common stock will trade at, above or below net asset value. In addition, if our common stock trades below its net asset value, we will generally not be able to sell additional shares of our common stock to the public at its market price without first obtaining the approval of a majority of our stockholders (including a majority of our unaffiliated stockholders) and our independent directors for such issuance.

A stockholder’s interest in us will be diluted if we issue additional shares, which could reduce the overall value of an investment in us.

Our stockholders do not have preemptive rights to purchase any shares we issue in the future. Our charter authorizes us to issue up to 100 million shares of common stock. Pursuant to our charter, a majority of our entire Board of Directors may amend our charter to increase the number of shares of common stock we may issue without stockholder approval. Our Board of Directors may elect to sell additional shares in the future or issue equity interests in private offerings. To the extent we issue additional equity interests at or below net asset value, your percentage ownership interest in us may be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, you may also experience dilution in the book value and fair value of your shares.

Under the 1940 Act, we generally are prohibited from issuing or selling our common stock at a price below net asset value per share, which may be a disadvantage as compared with certain public companies. We may, however, sell our common stock, or warrants, options, or rights to acquire our common stock, at a price below the current net asset value of our common stock if our Board of Directors and independent directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders, including a majority of those stockholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the fair value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease and you will experience dilution.

Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

Any shares owned by our affiliates prior to our IPO, as defined in the Securities Act, are subject to the public information, manner of sale and volume limitations of Rule 144 under the Securities Act. The remaining shares of our common stock that were outstanding prior to the completion of the IPO are “restricted securities” under the meaning of Rule 144 promulgated under the Securities Act and may only be sold if such sale is registered under the Securities Act or exempt from registration, including the exemption under Rule 144.

Each of our directors, executive officers and certain of our stockholders have agreed that they will not transfer their shares in accordance with the transfer restrictions provided for in the lock-up agreement with the underwriters for a period of 180 days after the date of the prospectus related to the offering (the “Prospectus”), which was October 20, 2021, subject to certain exceptions.

In addition, each of the directors, executive officers and certain stockholders are subject to additional transfer restrictions following the 180 day lock-up period (as described in more detail below). First, each of our directors and officers and certain stockholders have agreed that they will not transfer their shares in accordance with the transfer restrictions provided for in the lock-up agreement with the underwriters for an additional 185 days beginning immediately after the expiration of the 180 day lock-up period (365 days in total from the date of the Prospectus), subject to certain exceptions.

OCM and certain of its affiliates have also agreed, without the consent of the Company, that they will not transfer their shares in accordance with the transfer restrictions provided for in the lock-up agreement with the underwriters for an additional 270 days beginning immediately after the expiration of the 180 day lock-up period (450 days in total from the date of the Prospectus), provided, however that (i) 4,800,124 or 25% of the shares of our common stock held by OCM and certain of its affiliates prior to our IPO will not be subject to any transfer restrictions on the first day following the expiration of the initial 180 day lock-up period, (ii) an additional 4,800,124 or 25% of the shares of the Company’s common stock held by OCM and certain of its affiliates prior to our IPO will not be subject to any transfer restrictions on the 90th day following the expiration of the initial 180 day lock-up period, (iii) an additional 4,800,124 or 25% of the shares of the Company’s common stock held by OCM and certain of its affiliates prior to our IPO will not be subject to any transfer restrictions on the 180th day following the expiration of the initial 180 day lock-up period, and (iv) the remaining 4,800,124 or 25% of the shares of the Company’s common stock held by OCM and certain of its affiliates prior to our IPO will not be subject to any transfer restrictions on the 270th day following the expiration of the initial 180 day lock-up period.

Certain other institutional stockholders holding in the aggregate approximately 22.7% of the outstanding shares of our common stock have agreed, without the consent of the Company, that they will not transfer their shares in accordance with the transfer restrictions provided for in the lock-up agreement with the underwriters for an additional 185 days beginning immediately after the expiration of the 180 day lock-up period (365 days in total from the date of the Prospectus), provided, however that (i) 33% of the shares of the Company’s common stock held by certain institutional stockholders prior to our IPO will not be subject to any transfer restrictions on the first day following the expiration of the initial 180 day lock-up period, (ii) an additional 33% of the shares of the Company’s common stock held by certain institutional stockholders prior to our IPO will not be subject to any transfer restrictions on the 90th day following the expiration of the initial 180 day lock-up period, and (iii) the remaining 33% of the shares of the Company’s common stock held by certain institutional stockholders prior to our IPO will not be subject to any transfer restrictions on the 185th day following the expiration of the initial 180 day lock-up period.

The Company, in its sole discretion, may release the securities subject to any of the transfer restrictions described above, in whole or in part at any time during the subsequent restricted periods.

Following the expiration of applicable lock-up periods with the underwriters and subsequent transfer restriction periods with the Company for our directors, officers and certain of our stockholders of the outstanding shares of our common stock, and subject to applicable securities laws, including Rule 144, sales of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect the prevailing market prices for our common stock. If these sales occur, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so. We cannot predict what effect, if any, future sales of securities, or the availability of securities for future sales, will have on the market price of our common stock prevailing from time to time.

Investing in our common stock involves a high degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options, including volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our common stock may not be suitable for someone with lower risk tolerance.

The market value of our common stock may fluctuate significantly.

The market value and liquidity, if any, of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

●	changes in the value of our portfolio of investments and derivative instruments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among other reasons;
●	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
●	loss of RIC or BDC status;
●	distributions that exceed our net investment income and net income as reported according to U.S. GAAP;

●	changes in earnings or variations in operating results;
●	changes in accounting guidelines governing valuation of our investments;
●	any shortfall in revenue or net income or any increase in losses from levels expected by investors;
●	departure of our Adviser or certain of its key personnel;
●	general economic trends and other external factors; and
●	loss of a major funding source.

The amount of any distributions we may make is uncertain. We may not be able to pay you distributions, or be able to sustain distributions at any particular level, and our distributions per share, if any, may not grow over time, and our distributions per share may be reduced. We have not established any limit on the extent to which we may use borrowings, if any, to sustain distributions and we may also use offering proceeds to fund distributions (which may reduce the amount of capital we ultimately invest in portfolio companies).

Subject to our Board of Director’s discretion and applicable legal restrictions, we intend to authorize and declare cash distributions and pay such distributions on a quarterly basis. We expect to pay distributions out of assets legally available for distribution. However, we cannot assure you that we will achieve investment results that will allow us to make a consistent targeted level of distributions or year-to-year increases in distributions. Our ability to pay distributions might be adversely affected by the impact of the risks described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC under the 1940 Act can limit our ability to pay distributions. Distributions from offering proceeds also could reduce the amount of capital we ultimately invest in debt or equity securities of portfolio companies. We cannot assure you that we will pay distributions to our stockholders in the future. See “Business — Regulation as a Business Development Company” in Part I, Item 1 of this Form 10 K.

Distributions on our common stock may exceed our taxable earnings and profits. Therefore, portions of the distributions that we pay may represent a return of capital to you.

A return of capital is a return of a portion of your original investment in shares of our common stock. As a result, a return of capital will (i) lower your adjusted tax basis in your shares and thereby increase the amount of capital gain (or decrease the amount of capital loss) realized upon a subsequent sale or redemption of such shares, and (ii) reduce the amount of funds we have for investment in portfolio companies.

We may pay our distributions from offering proceeds in anticipation of future cash flow, which may constitute a return of your capital and will lower your adjusted tax basis in your shares, thereby increasing the amount of capital gain (or decreasing the amount of capital loss) realized upon a subsequent sale or redemption of such shares, even if such shares have not increased in value or have, in fact, lost value.

Stockholders may experience dilution in the net asset value of their shares if they do not participate in our dividend reinvestment plan and if our shares are trading at a discount to net asset value.

All distributions declared in cash payable to stockholders that are participants in our dividend reinvestment plan will generally be automatically reinvested in shares of our common stock, unless the investor opts out of the plan. In addition, stockholders who do not elect to participate in our dividend reinvestment plan may experience accretion to the net asset value of their shares if our shares are trading at a premium to net asset value and dilution if our shares are trading at a discount to net asset value. The level of accretion or discount would depend on various factors, including the proportion of our stockholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the distribution payable to stockholders.

If we issue preferred stock or convertible debt securities, the net asset value of our common stock may become more volatile.

We may issue preferred stock or convertible debt in the future. We cannot assure you that the issuance of preferred stock and/or convertible debt securities would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock or convertible debt would likely cause the net asset value of our common stock to become more volatile. If the dividend rate on the preferred stock, or the interest rate on the convertible debt securities, were to approach the net rate of return on our investment portfolio, the benefit of such leverage to the holders of our common stock would be reduced. If the dividend rate on the preferred stock, or the interest rate on the convertible debt securities, were to exceed the net rate of return on our portfolio, the use of leverage would result in a lower rate of return to the holders of common stock than if we had not issued the preferred stock or convertible debt securities. Any decline in the net asset value of our investment would be borne entirely by the holders of our common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of our common stock than if we were not leveraged through the issuance of preferred stock or debt securities. This decline in net asset value would also tend to cause a greater decline in the market price, if any, for our common stock.

There is also a risk that, in the event of a sharp decline in the value of our net assets, we would be in danger of failing to maintain required asset coverage ratios, which may be required by the preferred stock or convertible debt, or our current investment income might not be sufficient to meet the dividend requirements on the preferred stock or the interest payments on the debt securities. In order to counteract such an event, we might need to liquidate investments in order to fund the redemption of some or all of the preferred stock or convertible debt. In addition, we would pay (and the holders of our common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, debt securities, convertible debt, or any combination of these securities. Holders of preferred stock or convertible debt may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.

Provisions of the MGCL and of our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

Under Maryland General Corporation Law (the “MGCL”) and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our Board has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our Board, including approval by a majority of our disinterested directors. If the resolution exempting business combinations is repealed or our Board does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act (the “Control Share Act”) acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Act, the Control Share Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction. The SEC staff has rescinded its position that, under the 1940 Act, an investment company may not avail itself of the Control Share Act. As a result, we will amend our bylaws to be subject to the Control Share Act only if our Board of Directors determines it would be in our best interests.

We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our charter classifying our Board in three classes serving staggered three-year terms, and authorizing our Board to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock, to amend our bylaws without stockholder approval and to increase or decrease the number of shares of stock that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.

Our Board of Directors is authorized to reclassify any unissued shares of common stock into one or more classes of preferred stock, which could convey special rights and privileges to its owners.

Under the MGCL and our charter, our Board of Directors is authorized to classify and reclassify any authorized but unissued shares of stock into one or more classes of stock, including preferred stock. Prior to the issuance of shares of each class or series, the Board of Directors is required by Maryland law and our charter to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series. Thus, the Board of Directors could authorize the issuance of shares of preferred stock with terms and conditions which could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for holders of our common stock or otherwise be in their best interest. The cost of any such reclassification would be borne by our existing common stockholders. Certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock. For example, holders of preferred stock would vote separately from the holders of common stock on a proposal to cease operations as a BDC. In addition, the 1940 Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two preferred stock directors. We currently have no plans to issue preferred stock, but may determine to do so in the future. The issuance of preferred stock convertible into shares of common stock might also reduce the net income per share and net asset value per share of our common stock upon conversion, provided, that we will only be permitted to issue such convertible preferred stock to the extent we comply with the requirements of Section 61 of the 1940 Act, including obtaining common stockholder approval. These effects, among others, could have an adverse effect on an investment in our common stock.

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

Our business and operations could be negatively affected if we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of investment strategy and impact our stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing in the BDC space in recent years. While we are currently not subject to any securities litigation or stockholder activism, due to the potential volatility of our stock price and for a variety of other reasons, we may in the future become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our Board of Director’s attention and resources from our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.

Our share repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

On February 24, 2022, our Board of Directors approved a share repurchase program (the “Repurchase Program") under which we may repurchase up to $25 million of our outstanding common stock. The Repurchase Program is discretionary and whether purchases will be made under the Repurchase Program and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which we cannot predict. These activities may have the effect of maintaining the market price of our common stock or retarding a decline in the market price of the common stock, and, as a result, the price of our common stock may be higher than the price that otherwise might exist in the open market. Repurchases pursuant to the Repurchase Program could affect the price of our common stock and increase its volatility. The existence of the Repurchase Program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although the Repurchase Program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the Repurchase Program's effectiveness.

Risks Related to RIC Tax Treatment

We will be subject to U.S. federal income tax at corporate rates if we are unable to qualify as a RIC.

Although we have elected to be treated as a RIC under Subchapter M of the Code, no assurance can be given that we will be able to qualify as and maintain our qualification as a RIC. To maintain our tax treatment as a RIC, we must meet the 90% Gross Income Test, Diversification Tests, and the Annual Distribution Requirement described above.

Failure to meet the Diversification Tests may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

Because we may use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, we could fail to qualify for tax treatment as a RIC.

If we fail to qualify as a RIC for any reason and therefore become subject to U.S. federal income tax at corporate rates, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

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

Since, in certain cases, we may recognize taxable income before or without receiving corresponding cash payments, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain our qualification as a RIC. Accordingly, to satisfy our RIC distribution requirements, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities. If we are not able to obtain cash from other sources, we may fail to qualify for tax treatment as a RIC and thus become subject to U.S. federal income tax at corporate rates. For additional discussion regarding the tax implications of our election to be taxed as a RIC, please see “Business — Certain U.S. Federal Income Tax Considerations — Taxation of the Company” in Part I, Item 1 of this Form 10 K.

Due to the COVID-19 pandemic or other disruptions in the economy, we may not be able to increase our dividends and may reduce or defer our dividends and choose to incur U.S. federal excise tax in order preserve cash and maintain flexibility.

As a BDC, we are not required to make any distributions to stockholders other than in connection with our election to be taxed as a RIC under subchapter M of the Code. In order to maintain our tax treatment as a RIC, we must meet the Annual Distribution Requirement. If we qualify for taxation as a RIC, we generally will not be subject to U.S. federal income tax at corporate rates on our investment company taxable income and net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we timely distribute to stockholders. We will be subject to a 4% U.S. federal excise tax on undistributed earnings of a RIC unless we distribute each calendar year at least the sum of (i) 98.0% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax.

Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to stockholders of record in the current year, the dividend will be treated for all US federal tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2021 until as late as December 31, 2022. If we choose to pay a spillover dividend, we will incur the nondeductible 4% U.S. federal excise tax on some or all of the distribution.

Due to the ongoing COVID-19 pandemic or other disruptions in the economy, we may take certain actions with respect to the timing and amounts of our distributions in order to preserve cash and maintain flexibility. For example, we may not be able to increase our dividends. In addition, we may reduce our dividends and/or defer our dividends to the following taxable year. If we defer our dividends, we may choose to utilize the spillover dividend rules discussed above and incur the 4% U.S. federal excise tax on such amounts. To further preserve cash, we may combine these reductions or deferrals of dividends with one or more distributions that are payable partially in our stock as discussed below under “—We may choose to pay distributions in our own stock, including in connection with our Dividend Reinvestment Plan, in which case you may be required to pay U.S. federal income tax in excess of the cash you receive.”

We may choose to pay distributions in our own stock, including in connection with our Dividend Reinvestment Plan, in which case you may be required to pay U.S. federal income tax in excess of the cash you receive.

We may distribute taxable distributions that are payable in cash or shares of our common stock, including in connection with our Dividend Reinvestment Plan, at the election of each stockholder. Under certain applicable provisions of the Code and published IRS guidance, distributions payable from a publicly offered RIC that are payable in cash or in shares of stock at the election of stockholders may be treated as taxable distributions. The IRS has issued a revenue procedure indicating that this rule will apply if the total amount of cash to be distributed is not less than 20% of the total distribution, which has been temporarily reduced to 10% for distributions on or after November 1, 2021, and on or before June 30, 2022. Under this revenue procedure, if too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in shares of our common stock). If we decide to make any distributions consistent with this revenue procedures that are payable in part in shares of our common stock, taxable stockholders receiving such distributions will be required to include the full amount of the distribution (whether received in cash, stock or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain distribution) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay U.S. federal income tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the net asset value of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. federal tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in stock. In addition, if a significant number of our stockholders sell shares of our common stock in order to pay U.S. federal income taxes owed on distributions, it may put downward pressure on the net asset value of our common stock.

If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, certain U.S. stockholders will be treated as having received a dividend from us in the amount of such U.S. stockholders’ allocable share of the management and incentive fees paid to RGC and certain of our other expenses, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholders.

We expect to be treated as a “publicly offered regulated investment company” as a result of shares of our common stock being treated as regularly traded on an established securities market. However, we cannot assure you that we will be treated as a publicly offered regulated investment company for all years. If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. stockholder’s allocable share of the management and incentive fees paid to RGC and certain of our other expenses for the calendar year, and will be deductible by such shareholder only to the extent permitted under the limitations described below. For non-corporate U.S. stockholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a nonpublicly offered RIC. In particular, these expenses, referred to as miscellaneous itemized deductions, currently are not deductible by non-corporate U.S. stockholders (and beginning in 2026, will be deductible only to non-corporate U.S. stockholders to the extent they exceed 2% of such non-corporate U.S. stockholders’ adjusted gross income, and will not be deductible for alternative minimum tax purposes).

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

Government intervention in the credit markets could adversely affect our business.

The central banks and, in particular, the U.S. Federal Reserve, have taken unprecedented steps since the financial crises of 2008-2009 and again related to the COVID-19 global pandemic. It is impossible to predict if, how, and to what extent the United States and other governments would further intervene in the credit markets. Such intervention is often prompted by politically sensitive issues involving family homes, student loans, real estate speculation, credit card receivables, pandemics, etc., and could, as a result, be contrary to what we would predict from an “economically rational” perspective.

On the other hand, recent governmental intervention could mean that the willingness of governmental bodies to take additional extraordinary action is diminished. As a result, in the event of near-term major market disruptions, like those caused by the COVID-19 pandemic, there might be only limited additional government intervention, resulting in correspondingly greater market dislocation and materially greater market risk.

Political uncertainty could adversely affect our business

U.S. and non-U.S. markets could experience political uncertainty and/or change that subjects investments to heightened risks, including, for instance, the risks related to the elections in the U.S. or the effect on world leaders and governments of the COVID-19 pandemic. These heightened risks could also include: increased risk of default (by both government and private issuers); greater social, trade, economic and political instability (including the risk of war or terrorist activity); greater governmental involvement in the economy; greater governmental supervision and regulation of the securities markets and market participants resulting in increased expenses related to compliance; greater fluctuations in currency exchange rates; controls or restrictions on foreign investment and/or trade, capital controls and limitations on repatriation of invested capital and on the ability to exchange currencies; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; and slower clearance. During times of political uncertainty and/or change, global markets often become more volatile. There could also be a lower level of monitoring and regulation of markets while a country is experiencing political uncertainty and/or change, and the activities of investors in such markets and enforcement of existing regulations could become more limited. Markets experiencing political uncertainty and/or change could have substantial, and in some periods extremely high, rates of inflation for many years. Inflation and rapid fluctuations in inflation rates typically have negative effects on such countries’ economies and markets. Tax laws could change materially, and any changes in tax laws could have an unpredictable effect on us, our investments and our investors. There can be no assurance that political changes will not cause us or our investors to suffer losses.

The impact of Brexit on our investments is uncertain and could adversely affect our business.

On January 31, 2020, the United Kingdom, or the UK, ended its membership in the European Union, or the EU, referred to as Brexit. Following the termination of a transition period, the UK and the EU entered into a trade and cooperation agreement to govern the future relationship between the parties, which was provisionally applied as of January 1, 2021 and entered into force on May 1, 2021 following ratification by the EU. With respect to financial services, the agreement leaves decisions on equivalence and adequacy to be determined by each of the U.K. and E.U. unilaterally in due course. As a result, certain UK licensed entities are unable to provide regulated services in a number of EU jurisdictions from the end of December 2020, absent regulatory relief or other measures implemented by individual countries. Such agreement is untested and may lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European and global markets for some time. The longer term economic, legal, political and social implications of Brexit are unclear at this stage. Brexit has led to ongoing political and economic uncertainty and periods of increased volatility in both the UK and in wider European markets for some time. Brexit could lead to calls for similar referendums in other European jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult, or more expensive, for us to execute prudent currency hedging policies. Potential decline in the value of the British Pound and/or the Euro against other currencies, along with the potential further downgrading of the UK’s sovereign credit rating, could also have an impact on the performance of certain investments made in the UK or Europe.

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

We and our portfolio companies are subject to laws and regulations at the U.S. federal, state and local levels and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations could also come into effect. For example, the current U.S. presidential administration could support an enhanced regulatory agenda that imposes greater costs on all sectors and on financial services companies in particular. Any such new or changed laws or regulations could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term.

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

Internal and external cyber threats, as well as other disasters, could impair our ability to conduct business effectively.

The occurrence of a disaster, such as a cyber-attack against us or against a third-party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster recovery systems, or consequential employee error, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.

Third parties with which we do business may also be sources of cybersecurity or other technological risk. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incidents that adversely affects our data, resulting in increased costs and other consequences as described above.

We and our service providers continue to be impacted by government actions in response to the COVID-19 pandemic, which are obstructing the regular functioning of business workforces (including requiring employees to work from external locations and their homes). In addition, policies of extended periods of remote working, whether by us or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Accordingly, the risks described above, are heightened under the current conditions.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located at 205 N. Michigan Ave., Suite 4200, Chicago, IL 60601 and are provided by the Administrator in accordance with the terms of the Administration Agreement. We and RGC also have offices located in Woodside, California; Del Mar, California; and New York, New York. We do not own any real estate. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock began trading on the Nasdaq Global Select Market on October 21, 2021 under the symbol “RWAY” in connection with our IPO of shares of our common stock. Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from NAV per share or at premiums that are unsustainable over the long-term are separate and distinct from the risk that our NAV per share will decrease. It is not possible to predict whether our common stock will trade at, above, or below NAV per share. See “Item 1A. Risk Factors—Risks Related to an Investment in Our Common Stock.”

Holders

As of March 2, 2022, there were 189 holders of record of our common stock.

Distributions

To the extent that we have funds available, we intend to make quarterly distributions to our stockholders. Our stockholder distributions, if any, will be determined by our Board of Directors. Any distribution to our stockholders will be declared out of assets legally available for distribution. We anticipate that distributions will be paid from income primarily generated by interest and dividend income earned on investments made by us. We will not be able to determine whether any specific distribution will be treated as made out of our taxable earnings or as a return of capital until after the end of our taxable year. The amount treated as a tax-free return of capital will reduce a stockholder’s adjusted basis in his or her common stock, thereby increasing his or her potential gain or reducing his or her potential loss on the subsequent sale or other disposition of his or her common stock. For the year ended December 31, 2021, the Company declared and paid dividends in the amount of $44,942,937 of which $17,948,131 was distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s dividend reinvestment plan. For the year ended December 31, 2020, the Company declared and paid dividends in the amount of $39,709,233 of which $7,265,785 was distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s dividend reinvestment plan. Total distributions for the years ended December 31, 2021 and December 31, 2020 represented distributions from income and not return of capital.

The following table reflects the distributions declared on shares of our common stock during the years ended December 31, 2021 and December 31,2020 and through March 2, 2022:

			Distributions
Year Ended	Record Date	Payment Date	per Share
December 31, 2022
First Quarter (through March 2, 2022)	March 8, 2022	March 22, 2022	$0.27
December 31, 2021
First Quarter	March 5, 2021	March 19, 2021	$0.37
Second Quarter	April 30, 2021	May 13, 2021	$0.37
Third Quarter	July 20, 2021	August 12, 2021	$0.34
Fourth Quarter	November 8, 2021	November 22, 2021	$0.25
December 31, 2020
First Quarter	March 6, 2020	March 20, 2020	$0.40
Second Quarter	May 8, 2020	May 21, 2020	$0.35
Third Quarter	August 6, 2020	August 20, 2020	$0.36
Fourth Quarter	October 1, 2020	November 12, 2020	$0.38

We have elected to be treated, currently qualify, and intend to continue to qualify, as a RIC under Subchapter M of the Code. While we intend to qualify to be treated as a RIC annually, we anticipate that we may have difficulty satisfying the asset diversification requirements as we deploy capital and build our investment portfolio. If we fail to qualify as a RIC for any taxable year, we will be subject to U.S. federal income tax at corporate rates on any net taxable income for such year. See “Business — Certain U.S. Federal

Income Tax Considerations” in Part I, Item 1 of this Form 10 K and “Note 2 — Summary of Significant Accounting Policies” to our financial statements in Part II, Item 8 of this Form 10 K for more information. To maintain RIC tax treatment, we must distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of our net realized long-term capital losses, if any, to our stockholders. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of: (a) 98% of our ordinary income (not taking into account any capital gains or losses) for such calendar year; (b) 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year; and (c) any net ordinary income and capital gain net income that we recognized in previous years but was not distributed during such years and on which we paid no U.S. federal income tax.

We currently intend to distribute net long-term capital gains if any, at least annually out of the assets legally available for such distributions. However, we may in the future decide to retain some or all of our long-term capital gains but designate the retained amount as a “deemed distribution.” In that case, among other consequences, we will pay tax on the retained amount, each U.S. stockholder will be required to include their share of the deemed distribution in income as if it had been distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit equal to their allocable share of the tax paid on the deemed distribution by us. The amount of the deemed distribution net of such tax will be added to such stockholder’s tax adjusted basis in such stockholder’s common stock. Since we expect to pay tax on any retained capital gains at our regular corporate tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual stockholders will be treated as having paid and for which they will receive a credit will exceed the tax they owe on the retained net capital gain. Such excess generally may be claimed as a credit against such individual stockholder’s other U.S. federal income tax obligations or may be refunded to the extent it exceeds such individual stockholder’s liability for U.S. federal income tax. We cannot assure any stockholder that we will achieve results that will permit us to pay any cash distributions, and if we issue senior securities, we may be prohibited from making distributions if doing so would cause us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if such distributions are limited by the terms of any of our borrowings.

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

If newly issued shares are used to implement the dividend reinvestment plan, the number of shares to be issued to a stockholder will be determined by dividing the total dollar amount of the cash dividend or distribution payable to a stockholder by the market price per share of our common stock at the close of regular trading on the Nasdaq Global Select Market on the payment date of a distribution, or if no sale is reported for such day, the average of the reported bid and ask prices. However, if the market price per share on the payment date of a cash dividend or distribution exceeds the most recently computed net asset value per share, we will issue shares at the greater of (i) the most recently computed net asset value per share and (ii) 95% of the current market price per share (or such lesser discount to the current market price per share that still exceeded the most recently computed net asset value per share).

If shares are purchased in the open market to implement the dividend reinvestment plan, the number of shares to be issued to a stockholder shall be determined by dividing the dollar amount of the cash dividend payable to such stockholder by the weighted average price per share for all shares purchased by the plan administrator in the open market in connection with the dividend.

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

No action will be required on the part of a registered stockholder to have his or her cash dividends and distributions reinvested in shares of our common stock. A registered stockholder could instead elect to receive a dividend or distribution in cash by notifying RGC in writing, so that such notice is received by RGC no later than five days prior to the record date for distributions to the stockholders. RGC will set up an account for shares of our common stock acquired through the plan for each stockholder who does not elect to receive dividends and distributions in cash and hold such shares in non-certificated form. Those stockholders whose shares are held by a broker or other financial intermediary could receive dividends and distributions in cash by notifying their broker or other financial intermediary of their election.

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

Price Range of Common Stock

Our common stock began trading on the Nasdaq Global Select Market on October 21, 2021 under the symbol “RWAY” in connection with our IPO of shares of our common stock. Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from NAV per share or at premiums that are unsustainable over the long-term are separate and distinct from the risk that our NAV per share will decrease. It is not possible to predict whether our common stock will trade at, above, or below NAV per share. See “Item 1A. Risk Factors—Risks Related to an Investment in Our Common Stock.” On March 2, 2022, the last reported closing sales price of our common stock on the Nasdaq Global Select Market was $13.34 per share, which represented a discount of approximately 8.9% to our NAV per share of $14.65 as of December 31, 2021.

Prior to our IPO, the shares of our common stock were offered and sold in transactions exempt from registration under the Securities Act. As such, there was no public market for shares of our common stock during the year ended December 31, 2020 and through the period ended October 20, 2021.

The following table sets forth the most recent fiscal quarter's NAV per share of our common stock, the high and low closing sales prices of our common stock, such sales prices as a percentage of NAV per share and quarterly distribution per share.

				Premium/	Premium/
				Discount of	Discount of	Cash
		Price Range		High Sales	Low Sales	Distribution
Period	NAV(1)	High	Low	Price to NAV(2)	Price to NAV(2)	per Share(3)
2021
Fourth Quarter(4)	$14.65	$13.92	$12.04	(5.0)%	(17.8)%	$0.25

(1)

NAV per share is generally determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.

(2)	Calculated as the respective high or low closing price less net asset value, divided by net asset value (in each case, as of the applicable quarter.

(3)	Represents the dividend or distribution declared in the relevant quarter.
(4)	Shares of our common stock began trading on the Nasdaq Global Select Market on October 21, 2021 under the trading symbol “RWAY.”

Stock Performance Graph

The following stock performance graph compares the cumulative stockholder return on our common stock from October 21, 2021 (the date our common stock commenced trading on the Nasdaq Global Select Market) to December 31, 2021, with that of the Standard & Poor’s 500 Stock Index, the NASDAQ Financial 100 Index, and the Wells Fargo BDC Index. This graph assumes that on October 21, 2021, $100 was invested in our common stock, the Standard & Poor’s BDC Index, the NASDAQ Financial 100 Index, and the Wells Fargo BDC Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

Among Runway Growth Finance Corp., the Standard & Poor’s 500 Index,

The NASDAQ Financial 100 Index, and the Wells Fargo BDC Index

(1)      Cumulative stockholder return is calculated on the closing stock prices for each respective date.

Recent Sales of Unregistered Securities and Use of Proceeds

Except as previously reported by us on our current reports on Form 8-K or quarterly reports on Form 10-Q, we did not sell any securities during the period covered by this Form 10-K that were not registered under the Securities Act.

Item 6.  [Reserved]

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

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including changes from the impact of the current COVID-19 pandemic;
●	our ability to continue to effectively manage our business due to the disruptions caused by the current COVID-19 pandemic;
●	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
●	such an economic downturn could disproportionately impact the companies that we intend to target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies;
●	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities, including as a result of the COVID-19 pandemic;
●	interest rate volatility could adversely affect our results, particularly to the extent that we use leverage as part of our investment strategy;
●	the impact of interest and inflation rates on our business prospects and the prospects of our portfolio companies;
●	our future operating results, including our ability to achieve objectives as a result of the COVID-19 pandemic;
●	our business prospects and the prospects of our portfolio companies, including the impact of the COVID-19 pandemic thereon;
●	our contractual arrangements and relationships with third parties;
●	the ability of our portfolio companies to achieve their objectives, including as a result of the COVID-19 pandemic;
●	competition with other entities and our affiliates for investment opportunities;
●	the speculative and illiquid nature of our investments;
●	the use of borrowed money to finance a portion of our investments;
●	the adequacy of our financing sources and working capital;
●	the loss of key personnel;
●	the timing of cash flows, if any, from the operations of our portfolio companies, and the impact of the COVID-19 pandemic thereon;
●	the ability of our external investment adviser, RGC, to locate suitable investments for us and to monitor and administer our investments, and the impacts of the COVID-19 pandemic thereon;
●	the ability of RGC to attract and retain highly talented professionals;
●	our ability to qualify and maintain our qualification as a RIC under Subchapter M of the Code, and as a BDC;

●	the occurrence of a disaster, such as a cyber-attack against us or against a third party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster-recovery systems, or consequential employee error;
●	the effect of legal, tax and regulatory changes; and
●	the other risks, uncertainties and other factors we identify under “Risk Factors” in Part I, Item 1A of this Form 10-K and in our other filings with the SEC.

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

Overview

We are an externally managed, non-diversified closed-end investment management company that was formed on August 31, 2015 as a corporation under the laws of the State of Maryland. We have elected to be regulated as a BDC under the 1940 Act. In addition, we have elected to be treated, currently qualify, and intend to continue to qualify, as a RIC under Subchapter M of the Code. If we fail to qualify as a RIC for any taxable year, we will be subject to U.S. federal income tax at corporate rates on any net taxable income for such year. As a BDC and a RIC, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source-of-income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our investment company taxable income and net tax-exempt interest.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the last day of our fiscal year following the fifth anniversary of the closing of our IPO, which occurred on October 25, 2021, or until the earliest of   (i) the last day of the first fiscal year in which we have total annual gross revenue of  $1,070,000,000 or more, (ii) December 31 of the fiscal year in which we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock held by non-affiliates exceeds $700.0 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months), or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period. For so long as we remain an emerging growth company under the JOBS Act, we will be subject to reduced public company reporting requirements.

We are externally managed by RGC, an investment adviser that has registered with the SEC under the Investment Advisers Act of 1940, as amended. The Administrator, a wholly-owned subsidiary of RGC, provides all the administrative services necessary for us to operate.

We commenced investment activities in portfolio securities during the quarter ended June 30, 2017, and we commenced investment activities in U.S. Treasury Bills during the quarter ended December 31, 2016. In October 2015, in connection with our formation, we issued and sold 1,667 shares of our common stock to R. David Spreng, our President, Chief Executive Officer and Chairman of our Board of Directors, for an aggregate purchase price of $25,000. On December 1, 2017, we completed our Initial Private Offering, in which we issued 18,241,157 shares of our common stock to stockholders for a total purchase price of $275,000,000 in reliance on exemptions from the registration requirements of the Securities Act, and other applicable securities laws.

As of December 31, 2021, we had completed multiple closings under our Second Private Offering and had accepted aggregate capital commitments of $181,673,500. As of December 31, 2021, in connection with the Second Private Offering we have issued an aggregate of 9,617,379 shares for a total purchase price of $144,260,683. Concurrent with the IPO, all undrawn commitments under the Second Private Offering were cancelled.

On October 25, 2021, the Company closed its IPO, issuing 6,850,000 shares of our common stock at a public offering price of $14.60 per share. Net of underwriting fees and offering costs, we received net cash proceeds of approximately $93 million. Our common stock began trading on the Nasdaq Global Select Market under the symbol “RWAY” on October 21, 2021.

As of December 31, 2021, we had issued 22,564 shares as an additional direct investment by Runway Growth Holdings LLC, an affiliate of RGC, for a total purchase price of $338,453 in a private offering pursuant to an exemption from registration under Regulation D of the Securities Act and purchased an additional 23,346 shares in the public markets for a total purchase price of $315,251. As of December 31, 2021, we have issued 6,647,847 shares for a total purchase price of $97,752,352 in connection with our dividend reinvestment plan.

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

Portfolio Composition and Investment Activity

Portfolio Composition

At December 31, 2021, we had investments in 39 portfolio companies, representing 20 companies where we held loan and warrant investments, 12 companies where we held warrant interests only, and we held one U.S. Treasury Bill. The following table shows the fair value of our investments, by asset class, as of December 31, 2021:

			Percentage of
Investments	Cost	Fair Value	Total Portfolio
Portfolio Investments
Common Stock	$4,709,744	$11,463,865	1.6%
Senior Secured Term Loans	629,009,432	623,053,646	85.4
Second Lien Term Loans	12,872,588	12,872,588	1.8
Preferred Stock	17,337,836	17,037,125	2.3
Warrants	18,393,141	20,087,550	2.7
Total Portfolio Investments	682,322,741	684,514,774	93.8
U.S. Treasury Bill	45,001,250	45,001,500	6.2
Total Investments	$727,323,991	$729,516,274	100.0%

At December 31, 2020, we had investments in 31 portfolio companies, representing 22 companies where we held loan and warrant investments, eight companies where we held warrant interests only, and we held one U.S. Treasury Bill. The following table shows the fair value of our investments, by asset class, as of December 31, 2020:

			Percentage of
Investments	Cost	Fair Value	Total Portfolio
Portfolio Investments
Common Stock	$1,237,196	$521,940	0.1%
Corporate Bonds	253,095	333,453	0.1
Senior Secured Term Loans	506,555,279	501,964,657	80.7
Preferred Stock	19,737,450	15,995,868	2.5
Warrants	18,804,531	33,008,672	5.3
Total Portfolio Investments	546,587,551	551,824,590	88.7
U.S. Treasury Bill	70,001,472	70,002,060	11.3
Total Investments	$616,589,023	$621,826,650	100.0%

For the years ended December 31, 2021, December 31, 2020, and December 31, 2019, our debt investment portfolio had a dollar-weighted annualized yield of 13.77%, 14.91%, and 20.47%, respectively. We calculate the yield on dollar-weighted debt investments for any period measured as (1) total related investment income during the period divided by (2) the daily average of the fair value of debt investments outstanding during the period. As of December 31, 2021, our debt investments had a dollar-weighted average outstanding term of 48 months at origination and a dollar-weighted average remaining term of 37 months, or approximately 3.1 years. As of December 31, 2021, substantially all of our debt investments had an original committed principal amount of between $6 million and $75 million, repayment terms of between 34 months and 60 months and pay cash interest at annual interest rates of between 5.50% and 12.00%.

The following table shows our dollar-weighted annualized yield by investment type for the years ended December 31, 2021, December 31, 2020, and December 31, 2019:

	Fair Value(1)			Cost(2)
	Year Ended December 31,			Year Ended December 31,
	2021	2020	2019	2021	2020	2019
Investment type:
Debt investments	13.77%	14.91%	20.47%	13.52%	14.60%	20.24%
Equity interest	2.68%	3.59%	—%	3.34%	3.45%	—%
All investments	12.74%	13.88%	19.31%	12.76%	13.57%	19.03%

(1)	We calculate the dollar-weighted annualized yield on average investment type for any period as (a) total related investment income during the period divided by (b) the daily average of the fair value of the investment type outstanding during the period. The dollar-weighted annualized yield represents the portfolio yield and will be higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.
(2)	We calculate the dollar-weighted annualized yield on average investment type for any period as (a) total related investment income during the period divided by (b) the daily average of the investment type outstanding during the period, at amortized cost. The dollar-weighted annualized yield represents the portfolio yield and will be higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

Investment Activity

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments as well as repayments and sales of existing investments. For the year ended December 31, 2021, the Company funded $267.7 million in 12 new portfolio companies and $116.7 million in 10 existing portfolio companies. The Company also received $293.3 million in loan repayments from 17 portfolio companies.

Portfolio Reconciliation

The following is a reconciliation of our investment portfolio, including U.S. Treasury Bills, for the years ended December 31, 2021, 2020 and 2019:

	Year Ended	Year Ended	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019

Beginning Investment Portfolio	$621,826,650	$467,981,699	$304,208,317
Purchases of Investments(1)	427,437,188	276,222,542	242,999,215
Purchases of U.S. Treasury Bills	210,001,787	276,000,012	315,836,640
Amortization of Fixed Income Premiums or Accretion of Discounts	7,742,317	9,255,732	13,021,775
Sales or Repayments of Investments	(297,825,111)	(107,610,861)	(79,062,912)
Scheduled Principal Payments of Investments	(5,776,437)	(2,948,902)	(23,875,997)
Sales and Maturities of U.S. Treasury Bills(2)	(234,998,939)	(305,983,755)	(295,955,273)
Realized Gain (Loss) on Investments	4,154,163	(5,347,409)	226,396
Net Change in Unrealized Appreciation (Depreciation) on Investments	(3,045,344)	14,257,592	(9,416,462)
Ending Investment Portfolio	$729,516,274	$621,826,650	$467,981,699

(1)	Includes PIK interest.
(2)	Excludes $25,999,624 in U.S. Treasury Bills sold short for the year ended December 31, 2020.

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

The following tables show the investment ratings of our debt investments at fair value as of December 31, 2021 and 2020:

	As of December 31, 2021			As of December 31, 2020
		% of	Number of		% of	Number of
Investment		Total	Portfolio		Total	Portfolio
Rating	Fair Value	Portfolio	Companies	Fair Value	Portfolio	Companies
1	$91,424,112	12.5%	2	$—	—%	—
2	479,114,147	65.7	17	380,796,998	61.2	15
3	47,490,324	6.5	4	90,459,846	14.5	5
4	3,247,863	0.4	1	30,707,813	4.9	2
5	14,649,788	2.0	1	—	—	—
	$635,926,234	87.2%	25	$501,964,657	80.7%	22

During 2020 and 2021, the global COVID-19 pandemic, has had limited impact on the investment ratings of our debt investments, taken as a whole. However, the ongoing impact of the COVID-19 pandemic, along with increasing levels of inflation impacting the U.S. economy, U.S. Federal Reserve Bank monetary policy actions, and global political events and their impact on the U.S. capital markets and economy is uncertain and we can make no assurances that the pandemic and other current events will not have a negative impact on our investment portfolio in the future.

Loans and Debt Securities on Non-Accrual Status

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of December 31, 2021, we had six loans to Mojix, Inc. and one loan to Pivot3 Holdings, Inc., representing an aggregate principal funded of $30,278,707 at a fair market value of $28,259,976, on non-accrual status, which represents 4.66% of our net assets. As of December 31, 2020, we had six loans to Mojix, Inc. representing an aggregate principal funded of $11,000,000 at a fair market value of $8,961,080, on non-accrual status, which represents 1.92% of our net assets. As of December 31, 2019, the Company had two loans to Aginity, Inc. representing an aggregate principal funded of $9,000,000 at a fair market value of $4,311,589, on non-accrual status, which represented 1.15% of the Company’s net assets.

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

Comparison of the Years Ended December 31, 2021, 2020 and 2019

	Year Ended		Year Ended		Year Ended
	December 31, 2021		December 31, 2020		December 31, 2019
		Per		Per		Per
	Total	Share(1)	Total	Share(1)	Total	Share(1)
Investment income
Interest and dividend income	$70,681,827	$1.79	$56,653,406	$2.05	$54,450,955	$2.91
Other income	676,628	0.02	972,897	0.04	688,181	0.04
Total investment income	71,358,455	1.80	57,626,303	2.09	55,139,136	2.95
Operating expenses
Management fees	8,988,920	0.23	6,831,566	0.25	5,105,009	0.27
Incentive fees	9,231,830	0.23	7,260,656	0.26	8,349,449	0.45
Interest expense	2,553,901	0.06	1,064,150	0.04	1,186,466	0.06
Professional fees	1,281,776	0.03	1,156,550	0.04	975,688	0.05
Overhead allocation expense	826,605	0.02	677,958	0.02	855,889	0.05
Administration fees	579,365	0.01	515,891	0.02	490,022	0.03
Debt financing fees	1,593,085	0.04	735,674	0.03	478,731	0.03
Directors’ fees	293,479	0.01	248,500	0.01	222,154	0.01
Tax expense	859	—	1,319	—	99,549	0.01
Other expenses	1,516,947	0.04	1,064,322	0.04	922,348	0.05
Total operating expenses	26,866,767	0.68	19,556,586	0.71	18,685,305	1.00

Net investment income	44,491,688	1.12	38,069,717	1.38	36,453,831	1.95
Realized (loss) on investments	4,172,366	0.11	(5,347,409)	(0.19)	609,031	0.03
Net change in unrealized appreciation (depreciation) on investments	(3,045,344)	(0.08)	14,257,592	0.52	(9,416,462)	(0.50)
Net increase in net assets resulting from operations	$45,618,710	1.15	$46,979,900	1.70	$27,646,400	1.48

(1)	The basic per share figures noted above are based on weighted averages of 39,593,658, 27,617,425, and 18,701,021 shares outstanding for the years ended December 31, 2021, 2020, and 2019, respectively.

Investment Income

Our investment objective is to maximize our total return to our stockholders primarily through current income on our loan portfolio, and secondarily through capital appreciation on our warrants and other equity positions. We intend to achieve our investment objective by investing in high growth-potential, private companies. We typically invest in senior secured and second lien secured loans that generally fall into two strategies: Sponsored Growth Lending and Non-Sponsored Growth Lending. Our Sponsored Growth Lending also typically includes the receipt of warrants and/or other equity from venture-backed companies. We expect our investments in loans will generally range from between $10.0 million to $75.0 million, and the upper end of this range may increase as we raise additional capital.

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

Included in investment income are non-recurring fees primarily comprised of early prepayment fees and unamortized original issue discounts recorded as interest income. Other non-recurring income consisting of amendment fees, legal fees, reimbursable income, and any other fee income for services rendered, if any, are recorded as other income when earned.

Investment income for the years ended December 31, 2021, 2020, and 2019 was $71,358,455, $57,626,303, and $55,139,136, respectively, and includes non-recurring income of $9,515,798, $4,489,029, and $12,239,458, respectively, due primarily to interest income earned on our portfolio investments. The increase in interest income for the year ended December 31, 2021 from the year ended December 31, 2020, and for the year ended December 31, 2020 from the year ended December 31, 2019 was driven by our deployment of capital, increased invested balance, prepayments, and end of term payments, partially offset by falling market interest rates.

Operating Expenses

Our primary operating expenses include the payment of fees to RGC under the Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement, professional fees, and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, including those relating to:

●	our pro-rata portion of fees and expenses related to an initial public offering in connection with a Spin-Off transaction (as defined below);
●	fees and expenses related to public and private offerings, sales and repurchases of our securities;
●	calculating our net asset value (including the cost and expenses of any independent valuation firm);
●	fees and expenses payable to third parties, including agents, consultants or other advisers, in connection with monitoring financial and legal affairs for us and in providing administrative services, monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;
●	interest payable on debt incurred to finance our investments;
●	sales and purchases of our common stock and other securities;
●	investment advisory and management fees;
●	administration fees payable under the Administration Agreement;
●	transfer agent and custodial fees;
●	federal and state registration fees;
●	all costs of registration and listing our securities on any securities exchange;
●	U.S. federal, state and local taxes;
●	independent directors’ fees and expenses;
●	costs of preparing and filing reports or other documents required by the SEC, the Financial Industry Regulatory Authority or other regulators;
●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;
●	our allocable portion of any fidelity bond, directors’ and officers’ errors and omissions liability insurance, and any other insurance premiums;
●	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

●	all other expenses incurred by us, our Administrator or RGC in connection with administering our business, including payments under the Administration Agreement based on our allocable portion of our Administrator’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs.

Operating expenses for the years ended December 31, 2021, 2020 and 2019 were $26,866,767, $19,556,586, and $18,685,305, respectively. Operating expenses increased for the year ended December 31, 2021 from the year ended December 31, 2020 primarily due to increased management and incentive fees paid to RGC, interest expense, and debt financing fees. Operating expenses increased for the year ended December 31, 2020 from the year ended December 31, 2019 primarily due to increased management fees paid to RGC, professional fees, debt financing fees, and other expenses. For the years ended December 31, 2019 and December 31, 2018, operating expenses increased primarily due to the increase in incentive fees paid to RGC. The increases in management fees were driven by our deployment of capital and increasing invested balance. The increase in interest expense was a result of an increase in borrowings under our Credit Agreement to fund investments. The increase in overhead allocation expense was driven by allocation of RGC personnel, time, and resources utilized on fund activity. Operating expenses per share for the years ended December 31, 2021, 2020 and 2019 were $0.68 per share, $0.71 per share and $1.00 per share, respectively.

Incentive Fees

Incentive fees for the years ended December 31, 2021, 2020, and 2019 were $9,231,830, $7,260,656, and $8,349,449, respectively. $2,244,383 of the incentive fees for the year ended December 31, 2021 were earned, payable in cash, and included in accrued incentive fees in the statement of assets and liabilities as of December 31, 2021. $1,847,332 of the incentive fees for the year ended December 31, 2021 were deferred and accrued, and included in accrued incentive fees in the statement of assets and liabilities as of December 31, 2021. $1,748,171 of the incentive fees for the year ended December 31, 2020 were earned, payable in cash, and included in accrued incentive fees in the statement of assets and liabilities as of December 31, 2020. $1,853,351 of the incentive fees for the year ended December 31, 2020 were deferred and accrued, and included in accrued incentive fees in the statement of assets and liabilities as of December 31, 2020. $1,586,533 of the incentive fees for the year ended December 31, 2019 were earned, payable in cash, and included in accrued incentive fees in the statement of assets and liabilities as of December 31, 2019. $1,845,873 of the incentive fees for the year ended December 31, 2019 were deferred and accrued, and included in accrued incentive fees in the statement of assets and liabilities as of December 31, 2019. Incentive fees related to paid-in-kind or deferred interest are accrued and payment is deferred until such interest is collected in cash. Incentive fees per share for the years ended December 31, 2021, 2020, and 2019 were $0.23 per share, $0.26 per share, and $0.45 per share, respectively.

Net Investment Income

Net investment income for the years ended December 31, 2021, 2020 and 2019 was $44,491,688, $38,069,717, and $36,453,831, respectively. Net investment income increased for the year ended December 31, 2021 from the year ended December 31, 2020 primarily due to increased interest income earned on our portfolio investments, partially offset by increased management fees and incentive fees and the other operating expenses discussed above. The decrease in early terminations, and accompanying decrease in prepayment fees and associated income, may have been negatively impacted by the COVID-19 pandemic and the associated disruption in the capital markets and merger and acquisition markets. Net investment income increased for the year ended December 31, 2020 from the year ended December 31, 2019 primarily due to increased interest income earned on our portfolio investments, partially offset by increased management fees and incentive fees and the other operating expenses discussed above. Net investment income per share for the years ended December 31, 2021, 2020 and 2019 were $1.12 per share, $1.38 per share and $1.95 per share, respectively.

Net Realized Gain (Loss) on Investment

The net realized gain on investments of $4,172,366 for the year ended December 31, 2021 was primarily due to the gains on the sale of common stock in Porch Group, Inc. and Ouster, Inc., partially offset due to the realized loss on our preferred stock in CareCloud, Inc. The net realized loss on investments of $5,347,409 for the year ended December 31, 2020 was primarily due to the loss on our senior secured loan to Aginity, Inc. The net realized gain on investments of $609,031 for the year ended December 31, 2019 was primarily due to the gain on the sale of preferred stock warrant in Drawbridge, Inc. and redemption of warrant for membership interest in Mobius Imagine, LLC, partially offset by a loss our warrants for preferred stock on RedSeal, Inc.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Net change in unrealized depreciation on investments of $3,045,344 for the year ended December 31, 2021 was primarily due to decreases in the fair value of senior secured loans to Pivot3 Holdings, Inc. and Aginity Inc., and our warrants for common stock in CareCloud, Inc. This increase was offset by the increase in the fair value of our senior secured loans to Mojix, Inc. and our units of Brilliant Earth LLC. Net change in unrealized appreciation on investments of $14,257,592 for the year ended December 31, 2020 was primarily due to increases in the fair value of our senior secured loans to Aria Systems, Inc. and our warrants for preferred stock or common stock of Ouster, Inc., MTBC, Inc., and Aspen Group Inc. This increase was offset by the decreases in the fair value of senior secured loans to Circadence Corporation and Pivot3, Inc., and our preferred stock in MTBC, Inc.  Net change in unrealized depreciation on investments of  $9,416,462 for the year ended December 31, 2019 was primarily due to increases in the fair value of our senior secured loans to eSilicon Corporation and Realwear, Inc., our preferred stock in Aria Systems, Inc. and our warrants for preferred stock of Aria Systems, Inc. and eSilicon Corporation. This increase was offset by the decreased in the fair value of senior secured loans to Aginity, Inc., CareCloud Corporation, and Mojix Inc., and our warrants for common or preferred stock of All Clear ID, Inc., Mojix Inc. and zSpace, Inc.

Net Increase in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of $45,618,710 for the year ended December 31, 2021, as compared to a net increase in net assets resulting from operations of $46,979,900 and $27,646,400 for the years ended December 31, 2020 and December 31, 2019, respectively. The net decrease in net assets resulting from operations for the year ended December 31, 2021 from the year ended December 31, 2020 is attributable to an increase in operating expenses, particularly increases in interest expense and debt financing fees due to an increase in borrowings used, as well as net change in unrealized position on investments recorded at a loss compared to a gain in the prior year. The decrease is partially offset by an increase in interest and dividend income. The net increase in net assets resulting from operations for the year ended December 31, 2020 from the year ended December 31, 2019 is attributable to increases in the fair value of our senior secured loans to Aria Systems, Inc. and our warrants for preferred stock or common stock of Ouster, Inc., MTBC, Inc., and Aspen Group Inc.  The net increase in net assets resulting from operations for the year ended December 31, 2019 from the year ended December 31, 2018 is attributable to increased interest income earned on our portfolio investments and the gain on our warrants for preferred stock or units on Drawbridge, Inc. and Mobius Imagine, LLC.

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

As of December 31, 2021 and December 31, 2020, our asset coverage ratio was 582% and 376%, respectively.

During the year ended December 31, 2021, cash and cash equivalents decreased to $4,696,693, from $14,886,246 as of December 31, 2020. This decrease was primarily the result of the purchase of investments in portfolio companies and U.S. Treasury Bills as well as repayments under our Credit Facilities and was partially offset by repayments of investments in portfolio companies, the maturity of U.S. Treasury Bills, the issuance of common stock, proceeds from our 2026 Senior Notes (as defined below) and borrowings under our Credit Facilities.

During the year ended December 31, 2020, cash and cash equivalents decreased to $14,886,246, from $45,799,672 as of December 31, 2019. This decrease was primarily the result of the purchase of investments in portfolio companies and U.S. Treasury Bills as well as repayments under our Credit Facilities and was partially offset by sales of investments in portfolio companies, the maturity of U.S. Treasury Bills, the issuance of common stock, and borrowings under our Credit Facilities.

Equity Activity

We have the authority to issue 100,000,000 shares of common stock, $0.01 par value per share.

On October 8, 2015, we issued 1,667 shares of our common stock to R. David Spreng, our President, Chief Executive Officer and Chairman of our Board of Directors, for an aggregate purchase price of $25,000. The remaining shares were issued in connection with the Initial Private Offering, the Second Private Offering, pursuant to the dividend reinvestment plan or the IPO, as follows:

	Shares	Price
Issuance Date	Issued	Per Share	Gross Proceeds
December 22, 2016	333,333	$15.00	$5,000,000
April 19, 2017	1,000,000	15.00	15,000,000
June 26, 2017	1,666,667	15.00	25,000,000
September 12, 2017	2,666,667	15.00	40,000,000
December 22, 2017	3,000,000	15.00	45,000,000
May 31, 2018(1)	70,563	14.82	1,045,570
August 31, 2018(1)	117,582	14.92	1,754,244
September 27, 2018	1,997,337	15.02	30,000,000
November 15, 2018(1)	202,779	15.07	3,055,498
January 14, 2019	4,344,964	15.19	66,000,000
March 26, 2019(1)	326,431	15.14	4,942,168
May 21, 2019(1)	374,783	15.13	5,670,467
May 24, 2019	3,232,189	15.16	49,000,000
July 16, 2019(1)	464,986	15.13	7,035,236
August 26, 2019(1)	480,121	14.76	7,088,143
October 15, 2019	1,666,667	15.00	25,000,000
November 12, 2019(1)	43,979	14.76	649,123
December 20, 2019	3,333,333	15.00	50,000,000
December 23, 2019(1)	487,166	14.52	7,073,650
March 20, 2020(1)	575,132	14.58	8,385,423
March 31, 2020	21,021	15.00	315,308
May 21, 2020(1)	529,020	14.25	7,538,541
August 6, 2020(1)	550,639	14.41	7,934,712
October 15, 2020	3,333,333	15.00	50,000,000
November 12, 2020(1)	593,692	14.46	8,584,772
March 19, 2021(1)	618,815	14.84	9,183,220
March 24, 2021	20,461	15.00	306,911
May 13, 2021(1)	637,127	14.77	9,410,371
August 12, 2021(1)	575,032	14.61	8,401,215
September 29, 2021	1,265,128	15.00	18,976,917
October 25, 2021	6,850,000	14.60	100,010,000
Total	41,378,947		$617,361,489

(1)	Shares were issued as part of the dividend reinvestment plan.

Contractual Obligations

At December 31, 2021, the Company had $186,984,615 in unfunded loan commitments to provide debt financing to 13 portfolio companies. The Company’s management believes that its available cash balances, availability under the Credit Agreement provides sufficient funds to cover its unfunded commitments as of December 31, 2021.

	Payments Due By Period
		Less than			More than
	Total	1 year	1–3 years	3–5 years	5 years
Reverse repurchase agreement(1)	$44,774,963	$44,774,963	$—	$—	$—
Credit facilities(2)	61,000,000	—	61,000,000	—	—
2026 Senior Notes(2)	20,000,000	—	—	20,000,000	—
Total	$125,774,963	$44,774,963	$61,000,000	$20,000,000	$—

(1)	Reverse repurchase agreement relates to the purchase of the U.S. Treasury Bill on margin. The reverse repurchase agreement purchased was subsequently repaid in January 2022.
(2)	See “Note 10 — Borrowings” to our financial statements in Part II of this Form 10-K for more information.

Borrowings

On December 10, 2021, the Company entered into a Master Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of $70,000,000 in aggregate principal amount of 4.25% Series 2021A Senior Notes due 2026 (the “2026 Senior Notes”) to institutional accredited investors (as defined in Regulation D under the Securities Act) in a private placement. The 2026 Senior Notes were issued in two closings. The initial issuance of $20 million Notes closed on December 10, 2021 and the second and final issuance of $50 million closed on February 10, 2022. See “—Recent Developments.”

The 2026 Senior Notes bear an interest rate of 4.25% per year and are due on December 10, 2026, unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the 2026 Senior Notes will be due semiannually. The interest rate is subject to a 1.00% increase in the event that, subject to certain exceptions, the 2026 Senior Notes cease to have an investment grade rating or receive an investment grade rating below the Investment Grade (as defined in the Note Purchase Agreement). The 2026 Senior Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

Aggregate offering costs in connection with the 2026 Senior Notes issuance, including the placement agent fees, were approximately $380,606 which were capitalized and deferred. As of December 31, 2021, unamortized deferred financing costs related to the 2026 Senior Notes were $376,029. See “Note 10 — Borrowings” to our financial statements in Part II, Item 8 of this Form 10 K for more information on the 2026 Senior Notes.

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

During the fourth quarter of 2020, we amended the Credit Agreement and others to increase its size to $215 million, increase the accordion feature to $300 million, add additional lenders, implement a 0.50% LIBOR floor and benchmark replacement rate floor on borrowings under the Credit Agreement and modify certain pricing elements and other provisions. We also amended the fee letter (the “Fee Letter”) to revise the interest rate margin to be 3.00% for the remaining term of the Credit Agreement regardless of the Credit Agreement average utilization or the number of unaffiliated obligors on loans in the collateral.

During the second quarter of 2021, we amended the Credit Agreement to: (i) allow the Company to incur permitted indebtedness without the prior written consent of KeyBank National Association, as administrative agent, subject to the limitations described in the Credit Agreement; (ii) increase the accordion amount under the Credit Agreement from a $300 million maximum aggregate commitment amount to a $350 million maximum aggregate commitment amount; and (iii) amend certain other terms of the Credit Agreement. See “Note 10 — Borrowings” to our financial statements in Part II, Item 8 of this Form 10 K for more information on the Credit Agreement and Credit Facilities.

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

During the year ended December 31, 2021, the Company drew down $161,000,000 on the Credit Agreement and repaid $199,000,000 of which $61,000,000 remains outstanding. The Company anticipates continued usage of the Credit Agreement as well as other potential debt financing alternatives to fund future portfolio growth. At December 31, 2021, interest was accruing at a rate of 3.50%. During the year ended December 31, 2020, the Company drew down $200,500,000 on the Credit Agreement and repaid $162,500,000, of which $99,000,000 remained outstanding at December 31, 2020. At December 31, 2020 interest was accruing at a rate of 3.22% per annum. See “Note 10 — Borrowings” to our financial statements in Part II, Item 8 of this Form 10-K for more information on the Credit Agreement and Credit Facilities.

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

Prior to our IPO, the number of shares to be issued to a stockholder under the dividend reinvestment plan was determined by dividing the total dollar amount of the distribution payable to such stockholder by the net asset value per share of our common stock, as of the valuation date fixed by the Board of Directors for such dividend.

In connection with our IPO, we entered into our amended and restated dividend reinvestment plan, pursuant to which, if newly issued shares are used to implement the dividend reinvestment plan, the number of shares to be issued to a stockholder will be determined by dividing the total dollar amount of the cash dividend or distribution payable to a stockholder by the market price per share of our common stock at the close of regular trading on the Nasdaq Global Select Market on the payment date of a distribution, or if no sale is reported for such day, the average of the reported bid and ask prices. However, if the market price per share on the payment date of a cash dividend or distribution exceeds the most recently computed net asset value per share, we will issue shares at the greater of (i) the most recently computed net asset value per share and (ii) 95% of the current market price per share (or such lesser discount to the current market price per share that still exceeded the most recently computed net asset value per share).

If shares are purchased in the open market to implement the dividend reinvestment plan, the number of shares to be issued to a stockholder shall be determined by dividing the dollar amount of the cash dividend payable to such stockholder by the weighted average price per share for all shares purchased by the plan administrator in the open market in connection with the dividend.

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

During the year ended December 31, 2021, we declared and paid dividends in the amount of $44,942,937, of which $17,948,126 was distributed in cash and the remainder distributed in shares to stockholders pursuant to our dividend reinvestment plan. During the year ended December 31, 2020, we declared and paid dividends in the amount of $39,709,233, of which $7,265,784 was distributed in cash and the remainder distributed in shares to stockholders pursuant to our dividend reinvestment plan. During the year ended December 31, 2019, we declared and paid dividends in the amount of $40,651,334, of which $8,192,547 was distributed in cash and the remainder distributed in shares to stockholders pursuant to our dividend reinvestment plan.

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. The following table shows the dividends per share declared since our formation through December 31, 2021.

			Amount
Date Declared	Record Date	Payment Date	per Share
May 3, 2018	May 15, 2018	May 31, 2018	$0.15
July 26, 2018	August 15, 2018	August 31, 2018	$0.25
November 1, 2018	October 31, 2018	November 15, 2018	$0.35
March 22, 2019	March 22, 2019	March 26, 2019	$0.40
May 2, 2019	May 7, 2019	May 21, 2019	$0.45
May 2, 2019	May 31, 2019	July 16, 2019	$0.46
July 30, 2019	August 5, 2019	August 26, 2019	$0.45
September 27, 2019	September 30, 2019	November 12, 2019	$0.04
December 9, 2019	December 10, 2019	December 23, 2019	$0.40
March 5, 2020	March 6, 2020	March 20, 2020	$0.40
May 7, 2020	May 8, 2020	May 21, 2020	$0.35
August 5, 2020	August 6, 2020	August 20, 2020	$0.36
October 1, 2020	October 1, 2020	November 12, 2020	$0.38
March 4, 2021	March 5, 2021	March 19, 2021	$0.37
April 29, 2021	April 30, 2021	May 13, 2021	$0.37
July 19, 2021	July 20, 2021	August 12, 2021	$0.34
October 28, 2021	November 8, 2021	November 22, 2021	$0.25

Critical Accounting Policies

Basis of Presentation

The preparation of the financial statements and related disclosures in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reports. Actual results could materially differ from those estimates. We believe that our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, include the valuation of investments and our election to be treated, and intent to qualify annually, as a RIC. See “Note 2 — Summary of Significant Accounting Policies” to our financial statements for the year ended December 31, 2021, which describes our critical accounting policies and recently adopted accounting pronouncements not yet required to be adopted by us.

Valuation of Investments

We measure the value of our portfolio investments at fair value in accordance with ASC Topic 820, Fair Value Measurements (“ASC Topic 820”), issued by the FASB. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Fair Value

The Company’s assets measured at fair value on a recurring basis subject to the requirements of ASC Topic 820 at December 31, 2021 and 2020 were as follows:

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Common Stock	$2,559,932	$8,903,933	$—	$11,463,865
Senior Secured Term Loans	—	—	623,053,646	623,053,646
Second Lien Term Loans	—	—	12,872,588	12,872,588
Preferred Stock	15,704,705	—	1,332,420	17,037,125
Warrants	—	—	20,087,550	20,087,550
Total Portfolio Investments	18,264,637	8,903,933	657,346,204	684,514,774
U.S. Treasury Bill	45,001,500	—	—	45,001,500
Total Investments	$63,266,137	$8,903,933	$657,346,204	$729,516,274

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Common Stock	$—	$521,940	$—	$521,940
Corporate Bonds	—	333,453	—	333,453
Senior Secured Term Loans	—	—	501,964,657	501,964,657
Preferred Stock	13,230,000	1,429,600	1,336,268	15,995,868
Warrants	—	—	33,008,672	33,008,672
Total Portfolio Investments	13,230,000	2,284,993	536,309,597	551,824,590
U.S. Treasury Bill	70,002,060	—	—	70,002,060
Total Investments	$83,232,060	$2,284,993	$536,309,597	$621,826,650

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

Income Taxes

We have elected to be treated, currently qualify and intend to qualify annually, as a RIC under Subchapter M of the Code. Generally, a RIC is not subject to U.S. federal income tax on distributed income and gains if it timely distributes at least 90% of its net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any, to its stockholders. So long as we qualify, and maintain our status, as a RIC, we generally will not be subject to U.S. federal income tax on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. Rather, any tax liability related to income earned by us represents obligations of our investors and will not be reflected in the financial statements of the Company. We intend to make sufficient distributions to maintain our RIC tax treatment each year and we do not anticipate paying any material U.S. federal income taxes in the future.

Recent Developments

We evaluated events subsequent to December 31, 2021, through March 3, 2022.

On February 9, 2022, in conjunction with its sale to Johnson & Johnson, CrossRoads Extremity Systems, LLC prepaid its outstanding principal balance of $7,562,722 on the senior secured loan. In addition, we received cash proceeds of $805,188 in consideration of its warrants, interest, and fees for total proceeds $8,367,910

On February 10, 2022, we issued the remaining $50 million 2026 Senior Notes pursuant to the Note Purchase Agreement. The initial issuance of $20 million 2026 Senior Notes closed on December 10, 2021. The 2026 Senior Notes bear an interest rate of 4.25% per year and are due on December 10, 2026, unless redeemed, purchased or prepaid prior to such date by us or our affiliates in accordance with their terms. Interest on the 2026 Senior Notes will be due semiannually. For more information, see “Note 10—Borrowings.”

On February 24, 2022, the Board of Directors declared a distribution of $0.27 per share for stockholders of record on March 8, 2022 payable on or before March 22, 2022.

On February 24, 2022, the Board of Directors approved the Repurchase Program under which we may repurchase up to $25 million of our outstanding common stock. Under the Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board of Directors, the repurchase program will terminate 12-months from the date it was approved.

On February 28, 2022, we funded an investment of $3,000,000 to Intellisite Holdings, Inc. (dba Epic IO Technologies, Inc.).

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

Interest Rate Risk

Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest-bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including LIBOR and prime rates. Recently the U.S. Federal Reserve has indicated a change in monetary policy and that intends to increase interest rates during 2022. Increasing interest rates could have the effect of increasing our total investment income once interest rates increase above contractual interest rates floors to which our portfolio companies are subject. Conversely, we would expect the cost of our floating rate credit facilities to increase as well, offsetting the positive effect on our net interest income.

We typically expect that interest rates on the investments held in our portfolio will be based on LIBOR, with many of these investments also having a LIBOR floor. With the pending sunset of LIBOR, we expect to base interest rates on the Prime rate or Secured Overnight Financing Rate (“SOFR”). As of December 31, 2021, 94.5%, or $606,581,921 (at cost), of our debt portfolio investments bore interest at variable rates, which are LIBOR-based and subject to certain floors, and none of our debt portfolio investments bore interest at fixed rates. As a policy, any interest in excess of the cash cap, if applicable, as determined on an individual loan basis will accrue to principal and be treated as PIK interest. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase our investment income by a maximum of $9,564,426 and decrease our investment income by a maximum of $0, due to certain floors, on an annual basis.

Borrowings under the Credit Agreement bear interest, at our election at the time of drawdown, at a rate per annum equal to the LIBOR rate (with a LIBOR floor of 0.50%) for the applicable interest period plus 3%.

On March 5, 2021, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that (i) 24 LIBOR settings would cease to exist immediately after December 31, 2021 (all seven euro LIBOR settings; all seven Swiss franc LIBOR settings; the Spot Next, 1-week, 2-month, and 12-month Japanese yen LIBOR settings; the overnight, 1-week, 2-month, and 12-month sterling LIBOR settings; and the 1-week and 2-month US dollar LIBOR settings) and (ii) the overnight and 1, 3, 6 and 12-month US LIBOR settings would cease to exist after June 30, 2023; and (iii) the FCA would consult on whether the remaining LIBOR settings should continue to be published on a synthetic basis for a certain period using the FCA’s proposed new powers that the UK government is legislating to grant to them. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On July 29, 2021, the ARCC formally recommended SOFR as its preferred alternative replacement rate for LIBOR. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR or alternative reference rates could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us. In addition, when LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. As such, some or all of these credit agreements may bear a lower interest rate, which would adversely impact our financial condition or results of operations. Moreover, when LIBOR ceases to exist, we may need to renegotiate certain terms of the Credit Agreement. If we are unable to do so, amounts drawn under the

Credit Agreement may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

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

In addition, any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved and may be exacerbated by the COVID-19 pandemic and its impact on foreign financial markets.

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Runway Growth Finance Corp.

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Runway Growth Finance Corp. (the Company), including the schedules of investments, as of December 31, 2021 and 2020, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes, which include the senior securities table, to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2021 and 2020, by correspondence with the custodians and portfolio companies and other appropriate procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company’s auditor since 2015.

Chicago, Illinois
March 3, 2022

RUNWAY GROWTH FINANCE CORP.

Statements of Assets and Liabilities

	December 31, 2021	December 31, 2020
Assets
Investments at fair value:
Non-control/non-affiliate investments at fair value (cost of $647,448,895 and $532,676,057, respectively)	$655,384,403	$541,978,736
Control/affiliate investments at fair value (cost of $34,873,846 and $13,911,494, respectively)	29,130,371	9,845,854
Investment in U.S. Treasury Bills at fair value (cost of $45,001,250 and $70,001,472, respectively)	45,001,500	70,002,060
Total investments at fair value (cost of $727,323,991 and $616,589,023, respectively)	729,516,274	621,826,650
Cash and cash equivalents	4,696,693	14,886,246
Accrued interest receivable	2,368,680	2,682,405
Other accounts receivable	816,065	359,000
Prepaid and deferred expenses	949,768	137,096
Total assets	738,347,480	639,891,397

Liabilities
Debt:
Credit facilities	61,000,000	99,000,000
2026 Senior Notes	20,000,000	—
Deferred debt costs (net of accumulated amortization of $855,295 and $383,873, respectively)	(1,511,540)	(1,583,230)
Total debt, less unamortized deferred debt costs	79,488,460	97,416,770
Reverse repurchase agreement	44,774,963	69,650,000
Accrued incentive fees	6,010,250	5,007,065
Due to affiliate	221,243	143,515
Interest payable	249,247	468,014
Accrued expenses and other liabilities	1,408,826	962,348
Total liabilities	132,152,989	173,647,712

Commitments and contingencies (Note 3)

Net assets
Common stock, $0.01 par value; 100,000,000 shares authorized; 41,380,614 and 31,414,051 shares issued and outstanding, respectively	413,806	314,140
Additional paid-in capital	606,047,671	466,872,304
Distributable (losses)	(266,986)	(942,759)
Total net assets	$606,194,491	$466,243,685

Net asset value per share	$14.65	$14.84

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Statements of Operations

	Year Ended	Year Ended	Year Ended
	2021	2020	2019
Investment income
From non-control/non-affiliate:
Interest income	$66,177,191	$51,591,420	$53,015,168
Payment in-kind interest income	2,991,900	3,690,049	1,329,413
Other income	675,920	939,623	557,796
Interest income from U.S. Treasury Bills	127	17,223	106,374
Dividend income	1,395,269	1,354,714	—
Other income from non-investment sources	708	33,274	130,385
From control/affiliate:
Interest income	113,554	—	—
Payment in-kind interest income	3,786	—	—
Total investment income	71,358,455	57,626,303	55,139,136

Operating expenses
Management fees	8,988,920	6,831,566	5,105,009
Incentive fees	9,231,830	7,260,656	8,349,449
Interest expense	2,553,901	1,064,150	1,186,466
Professional fees	1,281,776	1,156,550	975,688
Overhead allocation expense	826,605	677,958	855,889
Administration fee	579,365	515,891	490,022
Debt financing fees	1,593,085	735,674	478,731
Directors’ fees	293,479	248,500	222,154
Tax expense	859	1,319	99,549
Other expenses	1,516,947	1,064,322	922,348
Total operating expenses	26,866,767	19,556,586	18,685,305
Net investment income	44,491,688	38,069,717	36,453,831

Realized and unrealized gain (loss) on investments
Realized gain (loss) on non-control/non-affiliate investments, including U.S. Treasury Bills	4,172,366	(5,347,409)	609,031
Net change in unrealized appreciation (depreciation) on non-control/non-affiliate investments, including U.S. Treasury Bills	(16,231,219)	13,970,465	(9,416,462)
Net change in unrealized appreciation on control/affiliate investments	13,185,875	287,127	—
Net realized and unrealized gain (loss) on investments	1,127,022	8,910,183	(8,807,431)
Net increase in net assets resulting from operations	$45,618,710	$46,979,900	$27,646,400

Net increase in net assets resulting from operations per common share	$1.15	$1.70	$1.48
Net investment income per common share	$1.12	$1.38	$1.95
Weighted-average shares outstanding	39,593,658	27,617,425	18,701,021

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Statements of Changes in Net Assets

	Year Ended	Year Ended	Year Ended
	2021	2020	2019
Net increase in net assets from operations
Net investment income	$44,491,688	$38,069,717	$36,453,831
Realized gain (loss) on non-control/non-affiliate investments, including U.S. Treasury Bills	4,172,366	(5,347,409)	609,031
Net change in unrealized appreciation (depreciation) on non-control/non-affiliate investments, including U.S. Treasury Bills	(16,231,219)	13,970,465	(9,416,462)
Net change in unrealized appreciation on control/affiliate investments	13,185,875	287,127	—
Net increase in net assets resulting from operations	45,618,710	46,979,900	27,646,400

Distributions to stockholders from:
Dividends paid to stockholders	(44,942,937)	(39,709,233)	(40,651,334)
Total distributions to stockholders	(44,942,937)	(39,709,233)	(40,651,334)

Capital share transactions
Issuance of shares of common stock	119,293,828	50,315,308	190,000,000
Issuance of shares of common stock under dividend reinvestment plan	26,994,806	32,443,448	32,458,787
Offering costs	(7,013,601)	(98,959)	(510,027)
Net increase in net assets resulting from capital share transactions	139,275,033	82,659,797	221,948,760

Total increase in net assets	139,950,806	89,930,464	208,943,826
Net assets at beginning of period	466,243,685	376,313,221	167,369,395
Net assets at end of period	$606,194,491	$466,243,685	$376,313,221

Capital share activity
Shares issued	9,966,563	5,602,837	14,754,619
Shares outstanding at beginning of period	31,414,051	25,811,214	11,056,595
Shares outstanding at end of period	41,380,614	31,414,051	25,811,214

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	2021	2020	2019
Cash flows from operating activities
Net increase in net assets resulting from operations	$45,618,710	$46,979,900	$27,646,400
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(424,445,288)	(272,532,493)	(241,669,802)
Purchases of U.S. Treasury Bills	(210,001,787)	(276,000,012)	(315,836,640)
Payment in-kind interest	(2,991,900)	(3,690,049)	(1,329,413)
Sales or repayments of investments	303,601,548	110,559,763	102,938,909
Sales or maturities of U.S. Treasury Bills	234,998,939	279,984,131	295,955,273
Proceeds from U.S. Treasury Bills sold short	—	25,999,624	—
Realized (gain) loss on investments, including U.S. Treasury Bills	(4,172,366)	5,347,409	(609,031)
Net change in unrealized appreciation (depreciation) on investments, including U.S. Treasury Bills	3,045,344	(14,257,592)	9,416,462
Amortization of fixed income premiums or accretion of discounts	(7,742,317)	(9,255,732)	(13,021,775)
Amortization of deferred debt costs	466,844	225,286	236,981
Changes in operating assets and liabilities:
Accrued interest receivable	313,725	(740,903)	(720,008)
Other accounts receivable	(457,065)	44,569	20,231
Prepaid and deferred expenses	(812,672)	28,805	(45,837)
Payable for securities purchased	—	—	(80,699)
Deferred revenue	—	—	(100,000)
Accrued incentive fees	1,003,185	1,424,078	2,511,421
Due to affiliate	77,728	61,978	(35,160)
Interest payable	(218,767)	(32,042)	336,075
Accrued expenses and other liabilities	464,681	(237,299)	810,976
Net cash provided by (used in) operating activities	(61,251,458)	(106,090,579)	(133,575,637)
Cash flows from financing activities
Deferred offering costs	—	—	102,865
Deferred financing costs	(395,154)	(829,609)	(1,086,129)
Borrowings under credit facilities	161,000,000	200,500,000	162,250,000
Repayments under credit facilities	(199,000,000)	(162,500,000)	(160,750,000)
Proceeds from 2026 Senior Notes	20,000,000	—	—
Proceeds from reverse repurchase agreements	149,249,338	248,749,477	289,385,422
Repayments of reverse repurchase agreements	(174,124,375)	(253,693,279)	(294,351,749)
Dividends paid to stockholders	(17,948,131)	(7,265,785)	(8,192,547)
Offering costs	(7,013,601)	(98,959)	(510,027)
Net cash received from common stock issued	119,293,828	50,315,308	190,000,000
Net cash provided by (used in) financing activities	51,061,905	75,177,153	176,847,835
Net increase (decrease) in cash	(10,189,553)	(30,913,426)	43,272,198
Cash and cash equivalents at beginning of period	14,886,246	45,799,672	2,527,474
Cash and cash equivalents at end of period	$4,696,693	$14,886,246	$45,799,672
Supplemental and non-cash financing cash flow information:
Taxes paid	$—	$99,549	$183,510
Interest paid	2,772,668	1,096,192	850,391
Non-cash portfolio purchases	2,925,095	23,959,450	—
Non-cash dividend reinvestments	26,994,806	32,443,448	32,458,787

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments

December 31, 2021

							% of
			Acquisition	Principal/			Net
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(10)	Date	Shares	Cost	Fair Value(2),(6)	Assets
Control/affiliate investments(15)
Senior Secured Term Loans(7),(8)
Mojix, Inc.	Application Software	Tranche I: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 1/15/2022 (4)	5/16/2017	$6,519,240	$6,502,036	$7,567,610	1.25%
		Tranche II: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 1/15/2022 (4)	8/3/2017	2,173,080	2,170,069	2,522,537	0.41
		Tranche III: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 1/15/2022 (4)	7/6/2018	542,721	543,783	629,997	0.10
		Tranche IV: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 1/15/2022 (4)	9/5/2018	541,964	542,215	629,118	0.10
		Tranche V: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 1/15/2022 (4)	1/28/2019	1,079,293	1,073,081	1,252,833	0.21
		Tranche VI: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 1/31/2022 (4)	12/18/2019	824,143	824,143	1,008,093	0.17
Pivot3 Holdings, Inc.	Data Processing & Outsourced Services	Tranche I: LIBOR+8.50% PIK, 11.00% floor, 4.00% ETP, due 11/15/2022 (4)	5/13/2019	18,598,265	19,172,352	14,649,788	2.42
Total Senior Secured Term Loans					30,827,679	28,259,976	4.66
Preferred Stocks(7)
Mojix, Inc.	Application Software	Series A-1 Preferred Stock	12/14/2020	67,114,092	800,000	870,395	0.14
Pivot3 Holdings, Inc.	Data Processing & Outsourced Services	Series 1 Preferred Stock	1/27/2021	2,675,585	2,000,000	—	-
Total Preferred Stocks					2,800,000	870,395	0.14
Warrants(7)
Mojix, Inc.	Application Software	Warrant for Common Stock, exercise price $1.286/share, expires 12/13/2030	12/14/2020	2,349	119,320	—	—
		Warrant for Common Stock, exercise price $2.1286/share, expires 12/13/2030	12/14/2020	5,873	298,325	—	—
		Warrant for Common Stock, exercise price $5.57338/share, expires 12/13/2030	12/14/2020	394,733	828,522	—	—
Total Warrants					1,246,167	—	—
Total Control/affiliate investments					34,873,846	29,130,371	4.80
Non-control/non-affiliate investments
Senior Secured Term Loans(8)
Aginity, Inc.	Application Software	Tranche I: LIBOR+9.50% PIK, 10.81% floor, due 12/15/2022 (4)	3/24/2020	899,054	899,054	899,054	0.15
		Tranche II: Fixed 6.50% PIK, due 3/9/2027 (4)	3/9/2020	4,472,419	4,472,419	2,348,809	0.39

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments – (continued)

December 31, 2021

							% of
			Acquisition	Principal/			Net
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(10)	Date	Shares	Cost	Fair Value(2),(6)	Assets
Non-control/non-affiliate investments (continued)
Senior Secured Term Loans(8) (continued)
Allurion Technologies, Inc.	Health Care Technology	Tranche I: LIBOR+9.00%, 9.50% floor, 3.00% ETP, due 12/30/2025	12/30/2021	$5,000,000	$4,847,557	$4,847,557	0.80%
		Tranche II: LIBOR+9.00%, 9.50% floor, 3.00% ETP, due 12/30/2025	12/30/2021	20,000,000	20,000,743	20,000,743	3.30
Bombora, Inc.	Internet Software and Services	LIBOR+5.00%, 5.50% floor, 3.75% PIK, 2.00% ETP, due 3/31/2025 (4)	3/31/2021	20,546,075	20,326,021	20,326,021	3.35
Brilliant Earth, LLC	Internet Retail	Tranche I: LIBOR+7.75%, 8.25% floor, 4.50% ETP, due 10/15/2023	9/30/2019	35,000,000	35,861,035	35,848,514	5.91
		Tranche II: LIBOR+7.75%, 8.25% floor, 0.75% ETP, due 10/15/2023	12/17/2020	30,000,000	29,970,285	30,727,298	5.07
Circadence Corporation	Application Software	LIBOR+9.50% PIK, 12.00% floor, 7.50% ETP, due 12/15/2022 (4)	12/20/2018	17,574,000	18,111,074	15,884,482	2.62
CloudPay, Inc.	Human Resource & Employment Services	LIBOR+8.75%, 9.25% floor, 2.00% ETP, due 8/17/2025 (3)(13)	8/17/2021	35,000,000	34,863,473	34,863,473	5.75
CrossRoads Extremity Systems, LLC	Health Care Technology	LIBOR+8.15%, 1.50% PIK, 8.65% floor, 3.50% ETP, due 7/1/2025 (4)	6/29/2021	7,552,967	7,381,304	7,701,001	1.27
Dtex Systems, Inc.	Application Software	LIBOR+9.50%, 10.00% floor, 1.75% ETP, due 6/1/2025	6/1/2021	10,000,000	9,942,422	9,942,422	1.64
Fidelis Cybersecurity, Inc.	Internet Software and Services	LIBOR+11.00%, 12.0% floor, 2.39% ETP, due 5/13/2024	5/13/2021	13,641,254	13,623,763	13,623,763	2.25
FiscalNote, Inc.	Application Software	Tranche I: LIBOR+9.25%, 9.75% floor, 5.00% ETP, due 8/21/2023	10/19/2020	45,000,000	45,490,925	45,490,925	7.50
		Tranche II: LIBOR+9.25%, 9.75% floor, 5.00% ETP, due 8/21/2023	9/30/2021	10,000,000	9,990,162	9,990,162	1.65
Gynesonics, Inc.	Health Care Technology	LIBOR+8.75%, 9.25% floor, 3.50% ETP, due 12/1/2025	12/1/2020	30,000,000	29,799,392	29,799,392	4.92
INRIX, Inc.	Internet Software and Services	LIBOR+9.00%, 9.50% floor, 2.50% ETP, due 11/15/2025	11/15/2021	40,000,000	39,916,175	39,916,175	6.59
Intellisite Holdings, Inc. (dba Epic IO Technologies, Inc.)	Electronic Equipment & Instruments	LIBOR+9.75%, 10.25% floor, 2.00% ETP, due 12/17/2025	12/17/2021	19,000,000	18,521,523	18,521,523	3.06
Marley Spoon AG	Internet Retail	Tranche I: LIBOR+8.50%, 1.25% PIK, 9.00% floor, due 6/15/2025 (3)(4)(12)	6/30/2021	26,442,863	26,061,371	26,061,370	4.30
		Tranche II: LIBOR+8.50%, 1.25% PIK, 9.00% floor, due 6/15/2025 (3)(4)(12)	12/29/2021	8,100,000	8,019,228	8,019,228	1.32
Mingle Healthcare Solutions, Inc.	Health Care Technology	LIBOR+9.50%, 11.75% floor, .25% PIK, 10.00% ETP, due 8/15/2022 (4)	8/15/2018	3,958,483	4,473,959	4,371,891	0.72
Route 92 Medical, Inc.	Health Care Technology	LIBOR+8.48%, 8.98% floor, 3.95% ETP, due 7/1/2026	8/17/2021	13,000,000	12,675,523	12,675,523	2.09

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments – (continued)

December 31, 2021

							% of
			Acquisition	Principal/			Net
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(10)	Date	Shares	Cost	Fair Value(2),(6)	Assets
Non-control/non-affiliate investments (continued)
Senior Secured Term Loans(8) (continued)
SetPoint Medical Corporation	Health Care Technology	LIBOR+8.75%, 9.25% floor, 4.00% ETP, due 12/1/2025	6/29/2021	$10,000,000	$9,946,271	$9,946,271	1.64%
ShareThis, Inc.	Data Processing & Outsourced Services	Tranche I: LIBOR+9.25%, 11.60% floor, 3.00% ETP, due 7/15/2023	12/3/2018	19,250,000	19,348,875	19,348,874	3.19
		Tranche II: LIBOR+9.25%, 11.60% floor, 3.00% ETP, due 7/15/2023	1/7/2019	750,000	751,979	751,979	0.12
		Tranche III: LIBOR+9.25%, 11.60% floor, 3.00% ETP, due 7/15/2023	7/24/2019	1,000,000	998,484	998,484	0.16
		Tranche IV: LIBOR+8.25%, 10.60% floor, 3.00% ETP, due 7/15/2023	8/18/2020	1,000,000	1,014,040	1,014,040	0.17
Snagajob.com, Inc.	Human Resource & Employment Services	LIBOR+8.50%, 9.00% floor, 2.75% ETP, due 9/1/2025	9/29/2021	37,315,385	36,847,618	36,847,618	6.08
Turning Tech Intermediate, Inc.	Education Services	LIBOR+10.50%, 11.00% floor, 3.00% ETP, due 12/15/2024	6/22/2021	20,000,000	20,098,640	20,098,640	3.32
VERO Biotech LLC	Health Care Technology	Tranche I: LIBOR+9.05%, 9.55% floor, 3.00% ETP, due 12/1/2024	12/29/2020	25,000,000	24,681,082	24,681,082	4.07
		Tranche II: LIBOR+9.05%, 9.55% floor, 3.00% ETP, due 12/1/2024	3/30/2021	15,000,000	14,990,171	14,990,171	2.47
VTX Intermediate Holdings, Inc. (dba VertexOne)	Application Software	LIBOR+9.00%, 9.50% floor, 4.50% ETP, due 12/28/2026	12/28/2021	75,000,000	74,257,185	74,257,185	12.25
Total Senior Secured Term Loans					598,181,753	594,793,670	98.12
Second Lien Term Loans
Dejero Labs Inc.	System Software	LIBOR+5.00%, 5.50 floor, 5.00% PIK, 3.00% ETP, due 12/22/2025 (3)(4)(11)	12/22/2021	13,000,000	12,872,588	12,872,588	2.12
Total Second Lien Term Loans					12,872,588	12,872,588	2.12
Preferred Stocks
Aria Systems, Inc.	Application Software	Series G Preferred Stock (7)	7/10/2018	289,419	250,000	462,025	0.08
CareCloud, Inc.	Health Care Technology	11% Series A Cumulative Redeemable Perpetual Preferred Stock (16)(19)	1/8/2020	544,178	14,287,836	15,704,705	2.59
Total Preferred Stocks					14,537,836	16,166,730	2.67
Common Stocks(7)
Brilliant Earth, LLC	Internet Retail	Class P Units (18)	9/22/2021	526,845	984,036	8,903,933	1.47
Porch Group, Inc.	Application Software	Common Stock (16)(19)	12/21/2021	1,429	—	22,278	—
Quantum Corporation	Technology Hardware, Storage & Peripherals	Common Stock (3)(16)(19)	8/13/2021	459,720	2,606,612	2,537,654	0.42

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments – (continued)

December 31, 2021

							% of
			Acquisition	Principal/			Net
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(10)	Date	Shares	Cost	Fair Value(2),(6)	Assets
Non-control/non-affiliate investments (continued)
Common Stocks(7) (continued)
zSpace, Inc.	Technology Hardware, Storage & Peripherals	Common Stock	12/31/2020	6,078,499	$1,119,096	$—	—%
Total Common Stocks					4,709,744	11,463,865	1.89
Warrants(7)
Aginity, Inc.	Application Software	Warrant for Common Stock, exercise price $0.01/share, expires 3/9/2030	3/9/2020	811,770	—	1,009,216	0.17
AllClear ID, Inc.	Specialized Consumer Services	Warrant for Common Stock, exercise price $0.01/share, expires 9/1/2027	9/1/2017	870,514	1,749,733	898,370	0.15
Allurion Technologies, Inc.	Health Care Technology	Warrant for Series C Preferred Stock, exercise price $6.58/share, expires 3/30/2031	3/30/2021	132,978	282,462	638,313	0.11
Aria Systems, Inc.	Application Software	Warrant for Series G Preferred Stock, exercise price $0.8638/share, expires 6/29/2028	6/29/2018	2,387,705	1,047,581	3,811,702	0.63
Aspen Group Inc.	Education Services	Warrant for Common Stock, exercise price $6.87/share, expires 7/25/2022	7/25/2017	224,174	583,301	2,000	-
Bombora, Inc.	Internet Software and Services	Warrant for Common Stock, exercise price $3.29/share, expires 3/31/2031	3/31/2021	121,581	174,500	292,372	0.05
CareCloud, Inc.	Health Care Technology	Warrant for Common Stock, exercise price $7.50/share, expires 1/8/2022	1/8/2020	1,000,000	435,000	—	-
		Warrant for Common Stock, exercise price $10.00/share, expires 1/8/2023	1/8/2020	1,000,000	837,000	295,000	0.05
Circadence Corporation	Application Software	Warrant for Series A-6 Preferred Stock, exercise price $1.17/share, expires 12/20/2028	12/20/2018	1,538,462	3,630,000	808,617	0.13
		Warrant for Series A-6 Preferred Stock, exercise price $1.17/share, expires 10/31/2029	10/31/2019	384,615	845,540	202,154	0.03
CloudPay, Inc.	Human Resource & Employment Services	Warrant for Series B Preferred Stock, exercise price $66.53/share, expires 6/30/2030 (3)(13)	6/30/2020	11,273	217,500	807,139	0.13
		Warrant for Series D Preferred Stock, exercise price $171.3182/share, expires 8/17/2031 (3)(13)	8/17/2021	1,751	31,035	16,686	-
Credit Sesame, Inc.	Specialized Consumer Services	Warrant for Common Stock, exercise price $0.01/share, expires 1/7/2030	1/7/2020	191,601	424,800	1,578,981	0.26
CrossRoads Extremity Systems, LLC	Health Care Technology	Warrant for Series C Preferred Stock, exercise price $3.79/share, expires 6/29/2031	6/29/2021	69,261	94,888	209,843	0.03
Dejero Labs Inc.	System Software	Warrant for Common Stock, exercise price $0.01/share, expires 5/31/2029 (3)(11)	5/31/2019	333,621	192,499	574,831	0.10

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments – (continued)

December 31, 2021

							% of
			Acquisition	Principal/			Net
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(10)	Date	Shares	Cost	Fair Value(2),(6)	Assets
Non-control/non-affiliate investments (continued)
Warrants(7) (continued)
Dtex Systems, Inc.	Application Software	Warrant for Series C-Prime Preferred Stock, exercise price $0.6000/share, expires 6/1/2025	6/1/2018	500,000	$59,000	$306,799	0.05%
		Warrant for Series C-Prime Preferred Stock, exercise price $0.6000/share, expires 7/11/2026	7/11/2019	833,333	114,719	511,332	0.09
Fidelis Cybersecurity, Inc.	Internet Software and Services	Warrant for Common Stock, exercise price $337.50/share, expires 5/13/2031 (17)	5/13/2021	—	—	—	—
FiscalNote, Inc.	Application Software	Warrant for Common Stock, exercise price $0.01/share, expires 10/19/2030	10/19/2020	194,673	438,014	2,232,569	0.37
Gynesonics, Inc.	Health Care Technology	Warrant for Series G Convertible Preferred Stock, exercise price $0.04021/share, expires 11/19/2031	11/19/2021	16,786,869	128,142	128,142	0.02
INRIX, Inc.	Internet Software and Services	Warrant for Common Stock, exercise price $9.29/share, expires 7/26/2029	7/26/2019	150,804	522,083	1,721,243	0.28
Intellisite Holdings, Inc. (dba Epic IO Technologies, Inc.)	Electronic Equipment & Instruments	Success fee, expires 12/17/2024 (14)	12/17/2021	—	235,314	234,314	0.04
Longtail Ad Solutions, Inc. (dba JW Player)	Internet Software and Services	Warrant for Common Stock, exercise price $1.49/share, expires 12/12/2029	12/12/2019	387,596	46,552	359,302	0.06
Massdrop, Inc.	Computer & Electronics Retail	Warrant for Series B Preferred Stock, exercise price $1.1938/share, expires 7/22/2029	7/22/2019	848,093	183,188	185,467	0.03
Mingle Healthcare Solutions, Inc.	Health Care Technology	Warrant for Series AA Preferred Stock, exercise price $0.24/share, expires 8/15/2028	8/15/2018	1,625,000	492,375	—	—
3DNA Corp. (dba NationBuilder)	Application Software	Warrant for Series C-1 Preferred Stock, exercise price $1.46432/share, expires 12/28/2028	12/28/2018	273,164	104,138	—	—
Porch Group, Inc.	Application Software	Earnout, expires 12/23/2023 (16)	12/23/2020	—	—	—	—
RealWear, Inc.	Technology Hardware, Storage & Peripherals	Warrant for Series A Preferred Stock, exercise price $4.4464/share, expires 10/5/2028	10/5/2018	112,451	135,841	—	—
		Warrant for Series A Preferred Stock, exercise price $4.4464/share, expires 12/28/2028	12/28/2018	22,491	25,248	—	—
		Warrant for Series A Preferred Stock, exercise price $6.78/share, expires 6/27/2029	6/27/2019	123,894	380,850	—	—
Route 92 Medical, Inc.	Health Care Technology	Success fee, expires 8/17/2031 (14)	8/17/2021	—	248,118	261,443	0.04
Scale Computing, Inc.	System Software	Warrant for Common Stock, exercise price $0.8031/share, expires 3/29/2029	3/29/2019	9,665,667	345,816	—	—

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments – (continued)

December 31, 2021

							% of
			Acquisition	Principal/			Net
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(10)	Date	Shares	Cost	Fair Value(2),(6)	Assets
Non-control/non-affiliate investments (continued)
Warrants(7) (continued)
SetPoint Medical Corporation	Health Care Technology	Warrant for Series B' Preferred Stock, exercise price $1.00/share, expires 6/29/2031	6/29/2021	400,000	$14,060	$20,051	—%
ShareThis, Inc.	Data Processing & Outsourced Services	Warrant for Series D-3 Preferred Stock, exercise price $2.4320/share, expires 12/3/2028	12/3/2018	647,615	2,162,000	2,162,000	0.36
Snagajob.com, Inc.	Human Resource & Employment Services	Warrant for Series B-1 Preferred Stock, exercise price $1.30/share, expires 9/29/31	9/29/2021	763,269	342,716	334,353	0.06
STN Video Inc.	Advertising	Warrant for Class B Non-Voting Stock, exercise price $0.67/share, expires 6/30/2027	6/30/2017	191,500	246,461	—	—
VERO Biotech LLC	Health Care Technology	Success fee, expires 12/29/2025 (14)	12/29/2020	—	376,500	485,311	0.08
Total Warrants					17,146,974	20,087,550	3.32
Total non-control/non-affiliate investments					647,448,895	655,384,403	108.12
U.S. Treasury
		U.S. Treasury Bill, 0.033%, due 1/11/2022 (9)	12/30/2021	45,000,000	45,001,250	45,001,500	7.42
Total Investments					$727,323,991	$729,516,274	120.34%

(1)

Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates, as applicable. Unless otherwise indicated, all of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to the 3-Month London Interbank Offered Rate (“LIBOR”) or the U.S. Prime Rate. At December 31, 2021, the 3-Month LIBOR was 0.21% and the U.S. Prime Rate was 3.25%.

(2)

The Company's investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") and, therefore, except as otherwise noted, are subject to limitations on resale, may be deemed to be "restricted securities" under the Securities Act, and were valued as determined in good faith by the Company's Board of Directors.

(3)

Investment is not a qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 12.35% of total investments at fair value as of December 31, 2021. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying assets until such time as it complies with the requirements of Section 55(a) of the 1940 Act.

(4)	Represents a PIK security. PIK interest will be accrued and paid at maturity.
(5)	Disclosures of end-of-term payments ("ETP") are one-time payments stated as a percentage of original principal amount.
(6)	Investments are held at Fair Value net of the Fair Value of Unfunded Commitments. See Note 3 for additional detail.
(7)	Investments are non-income producing.
(8)

The Credit Agreement (as defined in Note 10) is secured by a perfected first priority security interest in each of the Company's senior secured term loan investments, except for Pivot3, Inc., Marley Spoon AG, Mojix, Inc., and The Kairn Corporation senior secured term loans.

(9)

Treasury bill with $45,000,000 par value purchased pursuant to a 0.25% reverse repurchase agreement with Goldman Sachs, dated December 30, 2021, due January 6, 2022, with a repurchase price of $44,774,963 and collateralized by a 0.033% U.S. Treasury Bill due January 11, 2022 with a par value of $45,000,000 and fair value of $45,001,560.

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

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments – (continued)

December 31, 2021

(16)	Investment is publicly traded and listed on NASDAQ.
(17)	The warrant count is based upon a percentage of ownership of Fidelis Cybersecurity, Inc.
(18)

As a result of Brilliant Earth Group Inc.'s (the Public Company) IPO though an Up-C structure, the Company received a share of Class B common stock in Brilliant Earth Group, Inc. for every Class P unit it held in Brilliant Earth, LLC. On a one-to-one basis, both the Class B common stock and Class P units can be surrendered for Class A common stock in the Public Company.

(19)	Investment is not a "restricted security" under the Securities Act.

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments – (continued)

December 31, 2021

The following table shows the fair value of the portfolio company investments in which we are deemed to exercise a controlling influence over the management or policies of the portfolio company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the portfolio company as of December 31, 2021, along with the transactions during year ended December 31, 2021:

			For the year ended December 31, 2021
						Net Change in
		Fair Value			Net Realized	Unrealized	Fair Value
		as of	Gross	Gross	Gains	Appreciation	as of
Portfolio Company(4)	Investment Description	December 31, 2020	Additions(1)	Reductions(2)	(Losses)	(Depreciation)	December 31, 2021(3)
Senior Secured Term Loans
Mojix, Inc.	Tranche I: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 1/15/2022 (4)	$4,913,150	$—	$—	$—	$2,654,460	$7,567,610
	Tranche II: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 1/15/2022 (4)	1,637,717	—	—	—	884,820	2,522,537
	Tranche III: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 1/15/2022 (4)	409,016	—	—	—	220,981	629,997
	Tranche IV: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 1/15/2022 (4)	408,445	—	—	—	220,673	629,118
	Tranche V: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 1/15/2022 (4)	813,382	—	—	—	439,451	1,252,833
	Tranche VI: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 1/31/2022 (4)	779,370	—	(210,000)	—	438,723	1,008,093
	Tranche VII: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 4/30/2021	—	500,000	(500,000)	—	—	—
Pivot3 Holdings, Inc.	Tranche I: LIBOR+8.50% PIK, 11.00% floor, 4.00% ETP, due 11/15/2022 (4)	—	12,015,832	(3,994,885)	—	6,628,841	14,649,788
	Tranche II: LIBOR+8.50% PIK, 11.00% floor, due 11/15/2022	—	569,181	(1,080,984)	—	511,803	—
	Tranche III: LIBOR+8.50% PIK, 11.00% floor, 4.00% ETP, due 11/15/2022	—	1,330,538	(2,531,040)	—	1,200,502	—
Total Senior Secured Term Loans		8,961,080	14,415,551	(8,316,909)	—	13,200,254	28,259,976
Preferred Stocks
Mojix, Inc.	Series A-1 Preferred Stock	884,774	—	—	—	(14,379)	870,395
Pivot3 Holdings, Inc.	Series 1 Preferred Stock	—	—	—	—	—	—
Total Preferred Stocks		884,774	—	—	—	(14,379)	870,395
Warrants
Mojix, Inc.	Warrant for Common Stock, exercise price $1.286/share, expires 12/13/2030	—	—	—	—	—	—
	Warrant for Common Stock, exercise price $2.1286/share, expires 12/13/2030	—	—	—	—	—	—
	Warrant for Common Stock, exercise price $5.57338/share, expires 12/13/2030	—	—	—	—	—	—
Total Warrants		—	—	—	—	—	—
Total Control/affiliate investments		$9,845,854	$14,415,551	$(8,316,909)	$—	$13,185,875	$29,130,371

(1)	Gross additions includes increases in the basis of investments resulting from new portfolio investments, PIK interest, accretion of original issue discount (“OID”), the exchange of one or more existing investments for one or more new investments and the movement of an existing portfolio company into this category from a different category.
(2)	Gross reductions include decreases in the basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing investments for one or more new investments and the movement of an existing portfolio company out of this category into a different category.
(3)	All investments in the portfolio companies, which as of December 31, 2021 represented 4.81% of the Company’s net assets, are restricted as to resale and were valued at fair value as determined in good faith by the Company’s Board of Directors.
(4)	For the year ended December 31, 2021, the Company earned no investment income from control investments, except for $117,340 from Pivot3 Holdings, Inc.

See notes to financial statements

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments – (continued)

December 31, 2021

The following tables show the fair value of our portfolio of investments (excluding any U.S. Treasury Bills held) by geographic region and industry as of December 31, 2021:

	December 31, 2021
	Investments at	Percentage of
Geographic Region	Fair Value	Net Assets
Western United States	$226,578,920	37.38%
Northeastern United States	170,983,403	28.21
South Central United States	75,155,555	12.40
Southeastern United States	66,823,245	11.02
Northwestern United States	41,659,696	6.87
United Kingdom	35,687,298	5.89
Germany	34,080,598	5.62
Midwestern United States	20,098,640	3.31
Canada	13,447,419	2.22
Total	$684,514,774	112.92%

	December 31, 2021
	Investments at	Percentage of
Industry	Fair Value	Net Assets
Application Software	$182,660,314	30.13%
Healthcare Technology	146,756,439	24.21
Internet Retail	109,560,343	18.07
Internet Software & Services	76,238,876	12.58
Human Resource & Employment Services	72,869,269	12.02
Data Processing & Outsourced Services	38,925,165	6.42
Education Services	20,100,640	3.32
Electronic Equipment & Instruments	18,755,837	3.09
System Software	13,447,419	2.22
Technology Hardware, Storage & Peripherals	2,537,654	0.42
Specialized Consumer Services	2,477,351	0.41
Computer & Electronics Retail	185,467	0.03
Total	$684,514,774	112.92%

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

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments – (continued)

December 31, 2020

							% of
			Acquisition	Principal/			Net
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(10)	Date	Shares	Cost	Fair Value(2),(8)	Assets
Non-control/non-affiliate investments (continued)
Common Stocks(7)
Porch Group, Inc.	Application Software	Common Stock (15)	12/23/2020	38,079	$118,100	$521,940	0.11%
zSpace, Inc.	Technology Hardware, Storage & Peripherals	Common Stock	12/31/2020	6,811,430	1,119,096	—	—
Total Common Stocks					1,237,196	521,940	0.11

Warrants(7)
AllClear ID, Inc.	Specialized Consumer Services	Warrant for Common Stock, exercise price $0.01/share, expires 9/1/2027	9/1/2017	870,514	1,749,733	980,199	0.21
Aria Systems, Inc.	Application Software	Warrant for Series G Preferred Stock, exercise price $0.8638/share, expires 6/29/2028	6/29/2018	2,170,641	770,578	2,772,147	0.59
Aspen Group Inc.	Education Services	Warrant for Common Stock, exercise price $6.87/share, expires 7/25/2022	7/25/2017	224,174	583,301	1,217,000	0.26
Brilliant Earth, LLC	Internet Retail	Warrant for Class P Units, exercise price $5.25/share, expires 9/30/2029	9/30/2019	333,333	973,000	1,380,000	0.30
		Warrant for Class P Units, exercise price $10.00/share, expires 12/17/2030	12/17/2020	25,000	25,500	25,500	0.01
Circadence Corporation	Application Software	Warrant for Series A-6 Preferred Stock, exercise price $1.17/share, expires 12/20/2028	12/20/2018	1,538,462	3,630,000	3,083,703	0.66
		Warrant for Series A-6 Preferred Stock, exercise price $1.17/share, expires 10/31/2029	10/31/2019	384,615	845,540	770,926	0.17
CloudPassage, Inc.	Data Processing & Outsourced Services	Warrant for Series D-1 Preferred Stock, exercise price $1.60/share, expires 6/13/2029	6/13/2019	210,938	273,798	116,135	0.02
CloudPay Solutions Ltd.	Human Resource & Employment Services	Warrant for Series B Preferred Stock, exercise price $66.53/share, expires 6/30/2030 (3),(11)	6/30/2020	11,273	217,500	298,697	0.06
GROWTH Sesame, Inc.	Specialized Consumer Services	Warrant for Common Stock, exercise price $0.01/share, expires 1/7/2030	1/7/2020	191,601	424,800	596,167	0.13
Dejero Labs Inc.	System Software	Warrant for Common Stock, exercise price $0.01/share, expires 5/31/2029 (3),(6)	5/31/2019	333,621	192,499	264,160	0.06
Dtex Systems, Inc.	Application Software	Warrant for Series C-Prime Preferred Stock, exercise price $0.6000/share, expires 6/1/2025	6/1/2018	500,000	59,000	297,136	0.06
		Warrant for Series C-Prime Preferred Stock, exercise price $0.6000/share, expires 7/11/2026	7/11/2019	833,333	114,719	495,226	0.11
Echo 360 Holdings, Inc.	Education Services	Warrant for Series E Preferred Stock, exercise price $1.5963/share, expires 5/3/2029	5/3/2019	1,066,767	299,762	629,630	0.14

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

 Schedule of Investments – (continued)

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

 Schedule of Investments – (continued)

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

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Notes to Financial Statements as of December 31, 2021

Note 1 — Organization

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

The Company was formed primarily to lend to, and selectively invest in, high growth-potential companies in technology, life sciences, healthcare information and services, business services, select consumer services and products in other high-growth industries in the United States. The Company’s investment objective is to maximize its total return to its stockholders primarily through current income on its loan portfolio, and secondarily through capital appreciation on its warrants and other equity positions. The Company’s investment activities are managed by its external investment adviser, Runway Growth Capital LLC (“RGC”). The Company’s administrator, Runway Administrator Services LLC (the “Administrator”) is a wholly owned subsidiary of RGC and provides administrative services necessary for the Company to operate.

In October 2015, in connection with the Company’s formation, the Company issued and sold 1,667 shares of common stock to R. David Spreng, the President and Chief Executive Officer of the Company and Chairman of the Company’s Board of Directors, for an aggregate purchase price of   $25,000. The sale of shares of common stock was approved by the unanimous consent of the Company’s sole director at the time. On December 1, 2017, we completed our Initial Private Offering, in which we issued 18,241,157 shares of our common stock to stockholders for a total purchase price of $275,000,000 in reliance on exemptions from the registration requirements of the Securities Act, and other applicable securities laws.

As of December 31, 2021, the Company had completed multiple closings under its second private offering (the “Second Private Offering”) and had accepted aggregate capital commitments of $181,673,500. As of December 31, 2021, in connection with the Second Private Offering the Company has issued 9,617,379 shares of its common stock for a total purchase price of $144,260,683. Concurrent with the IPO, all undrawn commitments under the Second Private Offering were cancelled.

On October 25, 2021, the Company closed its initial public offering ("IPO"), issuing 6,850,000 shares of its common stock at a public offering price of $14.60 per share. Net of underwriting fees and offering costs, the Company received net cash proceeds of approximately $93 million. The Company’s common stock began trading on the Nasdaq Global Select Market under the symbol “RWAY” on October 21, 2021.

As of December 31, 2021, the Company has issued 22,564 shares as an additional direct investment by Runway Growth Holdings LLC, an affiliate of RGC, at a per-share price of $15.00 for total proceeds of $338,453 in a private offering pursuant to an exemption from registration under Regulation D of the Securities Act and purchased an additional 23,346 shares in the public markets for a total purchase price of $315,251. The Company has issued an additional 6,647,847 shares as part of the dividend reinvestment plan. For more information, see “Note 6 – Net Assets.”

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are prepared on the accrual basis of accounting in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and pursuant to the requirements for reporting on Form 10-K and Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is an investment company following the specialized accounting and reporting guidance specified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies. Certain items in the December 31, 2020 and December 31, 2019 financial statements have been reclassified to conform to the December 31, 2021 presentation with no effect on net income.

Certain items in the December 31, 2020 and December 31, 2019 financial statements have been reclassified to conform to the December 31, 2021 presentation with no net effect on the net increase in net assets resulting from operations.

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

Deferred Debt Costs

The fees and expenses associated with opening the KeyBank credit facilities, including entering into the Credit Agreement (as defined below) (see “Note 10 – Borrowings”), and the issuance of the 2026 Senior Notes (as defined below) pursuant to the Note Purchase Agreement (as defined below) (see “Note 10 – Borrowings”) are being deferred and amortized as part of interest expense using the effective interest method over the term of the Credit Agreement and the Note Purchase Agreement in accordance with ASC 470, Debt. Debt issuance costs associated with the Credit Agreement and the Note Purchase Agreement are classified as a direct reduction of the carrying amount of borrowings with the Credit Agreement and the Note Purchase Agreement, unless there are no outstanding borrowings, in which case the debt issuance costs are presented as an asset.

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

Pursuant to a reverse repurchase agreement with Goldman Sachs, which expired on January 6, 2022, the Company purchased a U.S. Treasury Bill, due January 11, 2022. The fair value of the related collateral that the Company received for this agreement was $45,001,500 at December 31, 2021. Pursuant to a reverse repurchase agreement with Goldman Sachs which expired on January 6, 2021, the Company purchased a U.S. Treasury Bill, due January 12, 2021. The value of the related collateral that the Company received for this agreement was $70,002,060 at December 31, 2020. At December 31, 2021 and December 31, 2020, the repurchase liability is $44,774,963 and $69,650,000, respectively, which is reflected as Reverse Repurchase Agreement on the Statement of Assets and Liabilities.

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

Non-Accrual of Investments

Debt investments are placed on non-accrual status when principal, interest, and other obligations become materially past due or when there is a reasonable doubt that principal, interest or other obligations will be collected in full. At the point of non-accrual, the Company will cease recognizing interest income on the debt investment until all principal and interest due has been paid or the Company believes the borrower has demonstrated the ability to repay its current and future contractual obligations. Additionally, any original issue discount associated with the debt investment is no longer accreted to interest income as of the date the loan is placed on non-accrual status. Any payments received on non-accrual loans are first applied to principal prior to recovery of any foregone interest or end of term payment fees. Non-accrual loans are restored to accrual status when past due principal or interest are paid, and, in management’s judgment are likely to remain current. The Company may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection such that the Company will be made whole on the investment, inclusive of interest and end of term payment fees.

As of December 31, 2021, the Company had six loans to Mojix, Inc. and one loan to Pivot3 Holdings, Inc., representing an aggregate principal funded of $30,278,707 at a fair market value of $28,259,976, on non-accrual status, which represents 4.66% of the Company’s net assets. The non-accrual loans as of December 31, 2021 had total interest of $4,760,387 that would have been accrued into income. Had the loans not been on non-accrual status, $4,064,620 would be payable, and $695,767 would be original issue discount. For the year ended December 31, 2021, approximately 4.2% of the Company’s total investment income was attributable to non-cash PIK interest. As of December 31, 2020, the Company had six loans to Mojix, Inc. representing an aggregate principal funded of $11,000,000 at a fair market value of $8,961,080, on non-accrual status, which represents 1.92% of the Company’s net assets. The non-accrual status loans as of December 31, 2020 had total interest of $1,627,725 that would have been accrued into income. Had the loan not been on non-accrual status, $1,213,861 would be payable, and $413,864 would be original issue discount. For the year ended December 31, 2020, approximately 6.4% of the Company’s total investment income was attributable to non-cash PIK interest. As of December 31, 2019, the Company had two loans to Aginity, Inc. representing an aggregate principal funded of $9,000,000 at a fair market value of $4,311,589, on non-accrual status, which represented 1.15% of the Company’s net assets. The non-accrual status loans as of December 31, 2019, had total interest of  $1,033,827 that would have been accrued into income. Had the loan not been on non-accrual status, $576,314 would be payable, and $457,513 would be original issue discount. For the year ended December 31, 2019, approximately 2.4% of the Company’s total investment income was attributable to non-cash PIK interest.

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

The Company’s investments are primarily loans made to and equity and warrants of small, fast-growing companies focused in technology, life sciences, health care information and services, business services and other high-growth industries. These investments are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indices for these types of debt and equity instruments and, thus, RGC’s senior investment team must estimate the fair value of these investment securities based on models utilizing unobservable inputs.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and accrued liabilities, approximate fair value due to their short-term nature. Fair value of the Company’s Credit Agreement is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. As of both December 31, 2021 and December 31, 2020, the Company believes that the carrying value of its Credit Agreement approximates fair value. The 2026 Senior Notes are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the notes. As of December 31, 2021, the Company believes that the carrying value of the 2026 Senior Notes approximates fair value.

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

Income Taxes

The Company elected to be treated as a RIC under Subchapter M of the Code starting with its taxable year ended December 31, 2016 and intends to qualify annually for the tax treatment applicable to RICs. Generally, a RIC is not subject to federal income taxes on distributed income and gains so long as it meets certain source-of-income and asset diversification requirements and it distributes at least 90% of its net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any, to its stockholders. So long as the Company obtains and maintains its status as a RIC, it generally will not be subject to U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the financial statements of the Company. The Company intends to make sufficient distributions to maintain its RIC status each year and it does not anticipate paying any material federal income taxes in the future.

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. If we determine that our estimated current year taxable income will exceed our estimated dividend distributions for the current year from such income, we accrue excise tax on estimated excess taxable income as such taxable income is earned. For the years ended December 31, 2021, 2020, and 2019, we recorded an expense of $0, $1,319, and $99,549, respectively, for U.S. federal excise tax, which is included in tax expense in the statement of operations. Differences between taxable income and net increase in net assets resulting from operations either can be temporary, meaning they will reverse in the future, or permanent. In accordance with Section 946-205-45-3 of the ASC, permanent tax differences are reclassified from accumulated undistributed earnings to paid-in-capital at the end of each year and have no impact on total net assets. For the years ended December 31, 2021, 2020, and 2019, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to non-deductible excise taxes paid as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Additional paid-in capital	$—	$(1,765)	$(99,549)
Accumulated undistributed earnings	—	1,765	99,549

For U.S. federal income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended December 31, 2021, 2020, and 2019 was as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Ordinary income	$44,942,937	$39,518,000	$40,651,335
Long-term capital gain	—	191,233	—
Return of capital	—	—	—

Certain stockholders who are deemed “Affected Investors” as a result of the Company not being a publicly traded Regulated Investment Company may have additional taxable income.

For U.S. federal income tax purposes, the tax cost of investments as of December 31, 2021, 2020 and 2019 was $726,968,588, $619,496,230, and $480,118,372, respectively. The net unrealized appreciation (depreciation) on investments owned at December 31, 2021, 2020 and 2019 was $2,547,686, $2,330,420, and $(12,136,672), respectively. For the year ended December 31, 2021, gross unrealized appreciation and depreciation was $23,598,138 and $(21,050,452), respectively. For the year ended December 31, 2020, gross unrealized appreciation and depreciation was $21,395,985 and $(19,065,565), respectively. For the year ended December 31, 2019, gross unrealized appreciation and depreciation was $6,121,374 and $(18,258,046), respectively.

At December 31, 2021, 2020 and 2019, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Statements of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of debt modifications, as follows:

	December 31,	December 31,	December 31,
	2021	2020	2019
Net increase in net assets resulting from operations	$45,618,710	$46,979,900	$27,646,400
Net change in unrealized appreciation (depreciation) on investments	3,045,344	(14,257,592)	9,416,462
Other book to tax differences	(7,644,771)	(231,829)	2,940,608
Taxable income	41,019,283	32,490,479	40,003,470
Distributed during the year	43,621,131	35,527,183	35,821,420
Accumulated undistributed earnings on a tax basis	$(2,601,848)	$(3,036,704)	$4,182,050

For tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. Funds are permitted to carry forward capital losses for an indefinite period, and such losses will retain their character as either short-term or long-term capital losses. For the years ended December 31, 2021 and 2020, the Company had a long-term capital loss carryforward of $2,930,579 and $4,358,511, respectively. The Company had no long-term capital loss carryforward for the year ended December 31, 2019.

For the years ended December 31, 2021, 2020 and 2019, the Company utilized capital loss carryforward in the amount of $1,427,932, $0, and $0, respectively, to offset realized capital gains.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in Consolidated Financial Statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statements of Operations. There were no material uncertain income tax positions at December 31, 2021, December 31, 2020 or December 31, 2019. Although we file federal and state tax returns, our major tax jurisdiction is federal. The previous three year-ends and the interim tax period since then remain subject to examination by the Internal Revenue Service.

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

If the Company does not qualify to be treated as a RIC for any taxable year, the Company will be taxed as a regular corporation (a “C corporation”) under subchapter C of the Code for such taxable year. If the Company has previously qualified as a RIC but is subsequently unable to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, the Company would be subject to U.S. federal income tax on all of its taxable income (including its net capital gains) at regular corporate rates. The Company would not be able to deduct distributions to stockholders, nor would it be required to make distributions. In order to requalify as a RIC, in addition to the other requirements discussed above, the Company would be required to distribute all of its previously undistributed earnings attributable to the period it failed to qualify as a RIC by the end of the first year that it intends to requalify as a RIC. If the Company fails to requalify as a RIC for a period greater than two taxable years, it may be subject to U.S. federal income tax at corporate rates on any net built-in gains with respect to certain of its assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if the Company had been liquidated) that it elects to recognize on requalification or when recognized over the next five years.

Per Share Information

Basic and diluted earnings/(loss) per common share is calculated using the weighted-average number of common shares outstanding for the period presented. For the years ended December 31, 2021, 2020 and 2019, basic and diluted earnings/(loss) per share were the same because there were no potentially dilutive securities outstanding. Per share data is based on the weighted-average shares outstanding.

Distributions

The Company generally intends to distribute, out of assets legally available for distribution, substantially all of its available earnings, on a quarterly basis, subject to the discretion of the Board of Directors. For the year ended December 31, 2021, the Company declared and paid dividends in the amount of $44,942,937 of which $17,948,131 was distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s dividend reinvestment plan. For the year ended December 31, 2020, the Company declared and paid dividends in the amount of $39,709,233 of which $7,265,785 was distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s dividend reinvestment plan. For the year ended December 31, 2019, the Company declared and paid dividends in the amount of $40,651,334 of which $8,192,547 was distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s dividend reinvestment plan.

Organization and Offering Costs

Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services and other fees pertaining to our organization, all of which are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s public and private offering materials as well as travel-related expenses related to the Company’s public and private offerings. Pursuant to the Advisory Agreement (as defined below), the Company and RGC agreed that organization and offering costs incurred in connection with the Initial Private Offering would be borne by the Company up to a maximum amount of $1,000,000, provided that the amount of such costs in excess of $1,000,000 would be paid by RGC. As of December 31, 2016, the Company had already incurred the maximum amount of $1,000,000 in organization and offering costs incurred in connection with the Initial Private Offering. As a result, for the years ended December 31, 2021, December 31, 2020 and December 31, 2019, the Company did not incur any organization or offering expenses in connection with the Initial Private Offering.

Offering costs related to new or follow-on offerings, including the Second Private Offering, were accumulated and charged to additional paid in capital at the time of closing beginning in 2019. These offering costs related to the Second Private Offering are subject to a cap of $600,000, excluding placement agent fees which have no cap, of which the Company will bear the cost. As of December 31, 2021 and December 31, 2020, the Company had accumulated and recorded $651,991 and $608,989, respectively, of offering costs related to the Second Private Offering. As of December 31, 2021 and December 31, 2020, $186,198 and $154,738, respectively, in placement agent fees had been incurred. Under the terms of the Second Private Offering, offering costs in excess of $600,000, excluding placement agent fees, will be reimbursed by RGC.

Offering costs related to the IPO were accumulated and charged to additional paid in capital at the time of closing in 2021. As of December 31, 2021 and December 31, 2020, respectively, we had accumulated and recorded $6,970,599 and $0 of offering costs related to the Company’s IPO. The offering costs are fully born by the Company and include underwriting fees, legal fees, and other costs pertaining to the preparation of the Company’s offering materials as well as travel-related expenses.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848),” which expanded the scope of Topic 848 to include derivative instruments impacted by the discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. ASU No. 2021-01 provides increased clarity as the Company continues to evaluate the transition of reference rates and is currently evaluating the impact of adopting ASU No. 2020-04 and 2021-01 on the consolidated financial statements. The Company did not utilize the optional expedients and exceptions provided in this guidance during the year ended December 31, 2021.

Note 3 — Commitments and Contingencies

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time.

At December 31, 2021, the Company had $186,984,615 in unfunded loan commitments to provide debt financing to its portfolio companies. The balance of unfunded commitments to extend financing as of December 31, 2021 was as follows:

Portfolio Company	Investment Type	December 31, 2021
Allurion Technologies, Inc.	Senior Secured Term Loan	$15,000,000
CloudPay, Inc.	Senior Secured Term Loan	10,000,000
CrossRoads Extremity Systems, LLC	Senior Secured Term Loan	7,500,000
Dtex Systems, Inc.	Senior Secured Term Loan	15,000,000
Gynesonics, Inc.	Senior Secured Term Loan	20,000,000
INRIX, Inc.	Senior Secured Term Loan	10,000,000
Intellisite Holdings, Inc. (dba Epic IO Technologies, Inc.)	Senior Secured Term Loan	11,000,000
Marley Spoon AG	Senior Secured Term Loan	11,700,000
Route 92 Medical, Inc.	Senior Secured Term Loan	42,000,000
SetPoint Medical Corporation	Senior Secured Term Loan	25,000,000
ShareThis, Inc.	Senior Secured Term Loan	3,000,000
Snagajob.com, Inc.	Senior Secured Term Loan	6,784,615
VERO Biotech LLC	Senior Secured Term Loan	10,000,000
Total unused commitments to extend financing		$186,984,615

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

The Company’s management believes that its available cash balances and/or availability under the Credit Agreement provides sufficient funds to cover its unfunded commitments as of December 31, 2021. The Company has evaluated the expected net future cash flows related to unfunded commitments and determined the fair value to be zero as of December 31, 2021 and December 31, 2020.

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

Note 5 — Net Increase/(Decrease) in Net Assets Resulting from Operations per Common Share

The following information sets forth the computation of basic income/losses per common share for the years ended December 31, 2021, 2020 and 2019:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Net increase in net assets resulting from operations	$45,618,710	$46,979,900	$27,646,400
Weighted-average shares outstanding for the period
Basic	39,593,658	27,617,425	18,701,021
Diluted	39,593,658	27,617,425	18,701,021
Per Share Data(1):
Basic and diluted income per common share
Basic	$1.15	$1.70	$1.48
Diluted	$1.15	$1.70	$1.48

(1)	Per share data is based on average weighted shares outstanding.

Note 6 — Net Assets

The Company has the authority to issue 100,000,000 shares of common stock, $0.01 par value per share.

On October 25, 2021, the Company closed its IPO, issuing 6,850,000 shares of its common stock at a public offering price of $14.60 per share. Net of underwriting fees and offering costs, the Company received net cash proceeds of approximately $93 million. The Company’s common stock began trading on the Nasdaq Global Select Market under the symbol “RWAY” on October 21, 2021.

Prior to October 25, 2021, the Company entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s common shares. Under the terms of the Subscription Agreements, investors were required to fund drawdowns to purchase the Company’s common shares up to the amount of their respective capital commitment on an as-needed basis each time the Company delivered a drawdown notice to its investors. Concurrent with the IPO, all undrawn commitments under the Second Private Offering were cancelled.

In connection with the Initial Private Offering, the Company issued 18,241,157 shares of our common stock to stockholders for a total purchase price of $275,000,000. Between June 14, 2019 and December 31, 2021, the Company accepted $181,673,500 in capital commitments under its Second Private Offering. As of December 31, 2021 and December 31, 2020, respectively, the Company issued 9,617,379 and 8,352,251 shares of common stock for aggregate proceeds of $144,260,683 and $125,283,766 under the Second Private Offering.

As of December 31, 2021, the Company has issued 22,564 shares as an additional direct investment by Runway Growth Holdings LLC, an affiliate of RGC, at $15.00 per share for total proceeds of $338,453 in a private offering pursuant to an exemption from registration under Regulation D of the Securities Act.

During the year ended December 31, 2021, the Company issued 1,830,974 shares for $26,994,806 in connection with the reinvestment of dividends. The following table summarizes capital activity during the year ended December 31, 2021:

	Common Stock		Additional	Distributable	Total
			Paid-in	(Losses)	Net
	Shares	Amount	Capital	Earnings	Assets
Balance, beginning of period	31,414,051	$314,140	$466,872,304	$(942,759)	$466,243,685
Issuance of common stock	8,135,589	81,356	119,212,472	—	119,293,828
Reinvestment of dividends	1,830,974	18,310	26,976,496	—	26,994,806
Offering costs	—	—	(7,013,601)	—	(7,013,601)
Net investment income	—	—	—	44,491,688	44,491,688
Net realized gain (loss) on investments	—	—	—	4,172,366	4,172,366
Net change in unrealized appreciation	—
(depreciation) on investments	—	—	—	(3,045,344)	(3,045,344)
Dividends declared	—	—	—	(44,942,937)	(44,942,937)
Repurchase of common stock	—	—	—	—	—
Tax reconciliation of stockholders'	—
equity in accordance with U.S. GAAP	—	—	—	—	—
Balance, end of period	41,380,614	$413,806	$606,047,671	$(266,986)	$606,194,491

During the year ended December 31, 2020, the Company issued 2,248,483 shares for $32,443,448 in connection with the reinvestment of dividends. The following table summarizes capital activity during the year ended December 31, 2020:

	Common Stock		Additional	Distributable	Total
			Paid-in	(Losses)	Net
	Shares	Amount	Capital	Earnings	Assets
Balance, beginning of period	25,811,214	$258,112	$384,369,854	$(8,314,745)	$376,313,221
Issuance of common stock	3,354,354	33,543	50,281,765	—	50,315,308
Reinvestment of dividends	2,248,483	22,485	32,420,963	—	32,443,448
Offering costs	—	—	(98,959)	—	(98,959)
Net investment income	—	—	—	38,069,717	38,069,717
Net realized gain (loss) on investments	—	—	—	(5,347,409)	(5,347,409)
Net change in unrealized appreciation
(depreciation) on investments	—	—	—	14,257,592	14,257,592
Dividends declared	—	—	—	(39,709,233)	(39,709,233)
Tax reconciliation of stockholders'
equity in accordance with U.S. GAAP	—	—	(101,319)	101,319	—
Balance, end of period	31,414,051	$314,140	$466,872,304	$(942,759)	$466,243,685

During the year ended December 31, 2019, the Company issued 2,177,466 shares for $32,458,787 in connection with the reinvestment of dividends. The following table summarizes capital activity during the year ended December 31, 2019:

	Common Stock		Additional	Distributable	Total
			Paid-in	(Losses)	Net
	Shares	Amount	Capital	Earnings	Assets
Balance, beginning of year	11,056,595	$110,566	$162,568,188	$4,690,641	$167,369,395
Issuance of common stock	12,577,153	125,771	189,874,229	—	190,000,000
Reinvestment of dividends	2,177,466	21,775	32,437,012	—	32,458,787
Offering costs	—	—	(510,027)	—	(510,027)
Net investment income	—	—	—	36,453,831	36,453,831
Net realized gain (loss) on investments	—	—	—	609,031	609,031
Net change in unrealized appreciation
(depreciation) on investments	—	—	—	(9,416,462)	(9,416,462)
Dividends declared	—	—	—	(40,651,334)	(40,651,334)
Tax reconciliation of stockholders'
equity in accordance with U.S. GAAP	—	—	452	(452)	—
Balance, end of year	25,811,214	$258,112	$384,369,854	$(8,314,745)	$376,313,221

The common shares issued, the price per share and the proceeds raised, since inception, are detailed in the following table:

	Shares	Price Per
Issuance Date	Issued	Share	Gross Proceeds
October 8, 2015	1,667	$15.00	$25,000
December 22, 2016	333,333	15.00	5,000,000
April 19, 2017	1,000,000	15.00	15,000,000
June 26, 2017	1,666,667	15.00	25,000,000
September 12, 2017	2,666,667	15.00	40,000,000
December 22, 2017	3,000,000	15.00	45,000,000
May 31, 2018(1)	70,563	14.82	1,045,570
August 31, 2018(1)	117,582	14.92	1,754,244
September 27, 2018	1,997,337	15.02	30,000,000
November 15, 2018(1)	202,779	15.07	3,055,498
January 14, 2019	4,344,964	15.19	66,000,000
March 26, 2019(1)	326,431	15.14	4,942,168
May 21, 2019(1)	374,783	15.13	5,670,467
May 24, 2019	3,232,189	15.16	49,000,000
July 16, 2019(1)	464,986	15.13	7,035,236
August 26, 2019(1)	480,121	14.76	7,088,143
October 15, 2019	1,666,667	15.00	25,000,000
November 12, 2019(1)	43,979	14.76	649,123
December 20, 2019	3,333,333	15.00	50,000,000
December 23, 2019(1)	487,166	14.52	7,073,650
March 20, 2020(1)	575,132	14.58	8,385,423
March 31, 2020	21,021	15.00	315,308
May 21, 2020(1)	529,020	14.25	7,538,541
August 6, 2020(1)	550,639	14.41	7,934,712
October 15, 2020	3,333,333	15.00	50,000,000
November 12, 2020(1)	593,692	14.46	8,584,772
March 19, 2021(1)	618,815	14.84	9,183,220
March 24, 2021	20,461	15.00	306,911
May 13, 2021(1)	637,127	14.77	9,410,371
August 12, 2021(1)	575,032	14.61	8,401,215
September 29, 2021	1,265,128	15.00	18,976,917
October 25, 2021	6,850,000	14.60	100,010,000
Total	41,380,614		$617,386,489

(1)	Shares were issued as part of the dividend reinvestment plan.

Note 7 — Related Party Agreements and Transactions

Second Amended and Restated Advisory Agreement

On November 29, 2016, the Company’s Board of Directors approved an investment advisory agreement between RGC and the Company, under which RGC, subject to the overall supervision of the Board of Directors, manages the day-to-day operations of and provides investment advisory services to the Company (together with a subsequent amendment thereto, the “Prior Agreement”). On August 3, 2017, the Board of Directors approved certain amendments to the Prior Agreement (the “First Amended and Restated Advisory Agreement”) and recommended that the Company’s stockholders approve the First Amended and Restated Advisory Agreement. The First Amended and Restated Advisory Agreement became effective on September 12, 2017 upon approval by the stockholders at a special meeting of stockholders of the Company. On April 7, 2021, the Board of Directors approved certain additional amendments to the advisory agreement (the “Advisory Agreement”) at a virtual meeting and recommended that the Company’s stockholders approve the Advisory Agreement. In reliance upon certain exemptive relief granted by the SEC in connection with the global COVID-19 pandemic, the Board of Directors undertook to ratify the Advisory Agreement at its next in-person meeting which was held in July 2021. The Advisory Agreement became effective on May 27, 2021 upon approval by the stockholders at a special meeting of stockholders of the Company. The Advisory Agreement amended the Prior Advisory Agreement to include certain revisions to the management and incentive fee calculation mechanisms and clarify language relating to liquidity events. Under the terms of the Advisory Agreement, RGC:

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

RGC earned base management fees of $8,988,920, $6,831,566 and $5,105,009 for the years ended December 31, 2021, 2020 and 2019, respectively.

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

RGC earned incentive fees for the year ended December 31, 2021 of $9,231,830. $7,384,498 of the incentive fees for the year ended December 31, 2021 were earned, payable in cash, and $1,847,332 of the incentive fees for the year ended December 31, 2021 were accrued and generated from deferred interest (i.e., PIK and certain discount accretion) and are not payable pending receipt of cash by the Company. RGC earned incentive fees for the year ended December 31, 2020 of $7,260,656. $5,407,305 of the incentive fees for the year ended December 31, 2020 were earned, payable in cash, and $1,853,351 of the incentive fees for the year ended December 31, 2020 were accrued and generated from deferred interest (i.e., PIK and certain discount accretion) and are not payable pending receipt of cash by the Company. RGC earned incentive fees for the year ended December 31, 2019 of $8,349,449. $6,500,502 of the incentive fees for the year ended December 31, 2019 were earned, payable in cash, and $1,848,947 of the incentive fees for the year ended December 31, 2019 were accrued and generated from deferred interest (i.e., PIK and certain discount accretion) and are not payable pending receipt of cash by the Company. Both currently payable in cash, $2,493,508 and $1,892,430, and deferred incentive fees, $3,516,742 and $3,114,635, are included in accrued incentive fees on the Statements of Assets and Liabilities as of December 31, 2021 and December 31, 2020, respectively.

The capital gains incentive fee consists of fees related to realized gains, realized capital losses and unrealized capital depreciation. With respect to the incentive fee expense accrual related to the capital gains incentive fee, U.S. GAAP requires that the capital gains invective fee accrual consider the cumulative aggregate unrealized appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized appreciation were realized even though such unrealized appreciation is not permitted to be considered in calculating the fee actually payable under the Advisory Agreement. As of each of December 31, 2021 and December 31, 2020, there was no capital gains incentive fee accrued, earned or payable to RGC under the Advisory Agreement.

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

The Company reimbursed the Administrator $942,320 during the year ended December 31, 2021. As of December 31, 2021, the Company had accrued a net payable to the Administrator of $221,243. Of the total amount reimbursed to the Administrator, $810,054 was related to overhead allocation expense for the year ended December 31, 2021. The Company reimbursed the Administrator $546,073 during the year ended December 31, 2020. As of December 31, 2020, the Company had accrued a net payable to the Administrator of $143,515. Of the total amount reimbursed to the Administrator, $532,879 was related to overhead allocation expense for the year ended December 31, 2020. The Company reimbursed the Administrator $1,168,188 during the year ended December 31, 2019. As of December 31, 2019, the Company had accrued a net payable to the Administrator of   $81,537. Of the total amount reimbursed to the Administrator, $827,464 was related to overhead allocation expense for the year ended December 31, 2019. Administration fees, which include fees payable by the Administrator to third-party service providers who provide additional administration services for the Company, were $579,365, $515,891 and $490,022 for the years ended December 31, 2021, 2020 and 2019 respectively.

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

Oaktree Strategic Relationship

In connection with the strategic relationship, OCM purchased an aggregate of 14,571,334 shares of our common stock for an aggregate purchase price of $219.3 million in our Initial Private Offering and our Second Private Offering. As of December 31, 2021, OCM owns 19,979,688 shares of our common stock or 48% of our total issued and outstanding shares. OCM has granted a proxy to us pursuant to which the shares held by OCM will be voted in the same proportion as our other stockholders vote their shares.

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

The following tables present information about the Company’s assets measured at fair value as of December 31, 2021 and 2020, respectively:

	As of December 31, 2021
	As of December 31, 2021 (Unaudited)
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Common Stock	$2,559,932	$8,903,933	$—	$11,463,865
Senior Secured Term Loans	—	—	623,053,646	623,053,646
Second Lien Term Loans	—	—	12,872,588	12,872,588
Preferred Stock	15,704,705	—	1,332,420	17,037,125
Warrants	—	—	20,087,550	20,087,550
Total Portfolio Investments	18,264,637	8,903,933	657,346,204	684,514,774
U.S. Treasury Bill	45,001,500	—	—	45,001,500
Total Investments	$63,266,137	$8,903,933	$657,346,204	$729,516,274

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Common Stock	$—	$521,940	$—	$521,940
Corporate Bonds	—	333,453	—	333,453
Senior Secured Term Loans	—	—	501,964,657	501,964,657
Preferred Stock	13,230,000	1,429,600	1,336,268	15,995,868
Warrants	—	—	33,008,672	33,008,672
Total Portfolio Investments	13,230,000	2,284,993	536,309,597	551,824,590
U.S. Treasury Bill	70,002,060	—	—	70,002,060
Total Investments	$83,232,060	$2,284,993	$536,309,597	$621,826,650

The Company recognizes transfers into and out of the levels indicated above at the end of the reporting period. During the period ended December 31, 2021, the Company had warrant investments converted to common stock investments, resulting in an asset transfer out of Level 3 and into Level 2 at the fair value of $15,305,039. There were no transfers into or out of the levels during the year ended December 31, 2020. The following table presents a rollforward of Level 3 assets measured at fair value as of December 31, 2021:

	Preferred	Senior Secured	Second Lien
	Stock	Term Loans	Term Loans	Warrants	Total
Fair value at December 31, 2020	$1,336,268	$501,964,657	$—	$33,008,672	$536,309,597
Amortization of fixed income premiums or accretion of discounts	—	7,741,738	2,588	—	7,744,326
Purchases of investments(1)	2,000,000	408,035,478	12,870,000	838,047	423,743,525
Sales or repayments of investments(1)	—	(293,323,063)	—	(424,501)	(293,747,564)
Transfers out of Level 3	—	—	—	(15,305,039)	(15,305,039)
Realized (loss)	—	—	—	(824,936)	(824,936)
Change in unrealized appreciation (depreciation)	(2,003,848)	(1,365,164)	—	2,795,307	(573,705)
Fair value at December 31, 2021	$1,332,420	$623,053,646	$12,872,588	$20,087,550	$657,346,204
Change in unrealized appreciation (depreciation) on Level 3 investments still held as of December 31, 2021	$(2,003,849)	$(545,142)	$—	$(2,686,635)	$(5,235,626)

(1)	Includes PIK interest, net of reorganization and restructuring of investments.

The following table presents a rollforward of Level 3 assets measured at fair value as of December 31, 2020:

	Preferred	Senior Secured
	Stock	Term Loans	Warrants	Total
Fair value at December 31, 2019	$437,515	$349,570,424	$18,008,337	$368,016,276
Amortization of fixed income premiums or accretion of discounts	—	9,238,509	—	9,238,509
Purchases of investments(1)	800,000	250,483,677	2,088,018	253,371,695
Sales or repayments of investments(1)	—	(103,716,096)	(2,874,028)	(106,590,124)
Realized gain (loss)	—	(7,835,899)	1,206,730	(6,629,169)
Change in unrealized appreciation (depreciation)	98,753	4,224,042	14,579,615	18,902,410
Fair value at December 31, 2020	$1,336,268	$501,964,657	$33,008,672	$536,309,597
Change in unrealized appreciation (depreciation) on Level 3 investments still held as of December 31, 2020	$13,979	$4,526,472	$9,932,673	$14,473,124

(1)	Includes PIK interest, net of reorganization and restructuring of investments.

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2021:

				Range
Description	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average)
Preferred Stock	$1,332,420	Recent private market and merger and acquisition transaction prices	N/A	N/A
Senior Secured Term Loans(1)	594,793,670	Discounted Cash Flow analysis	Discount rate	6.2% - 71.2% (12.9%)
		Market approach	Origination yield	5.1% - 100.1% (11.8%)
	28,259,976	PWERM	Discount rate	16.3% - 25.0% (20.8%)
Second Lien Term Loans (1)	12,872,588	Discounted Cash Flow analysis	Discount rate	12.2% - 12.2% (12.2%)
Warrants(2)	13,132,780	Option pricing model	Risk-free interest rate	0.1% - 1.2% (0.5%)
			Average industry volatility	20.0% - 75.0% (39.6%)
			Estimated time to exit	0.5 - 5.7 (2.0 yrs)
			Revenue multiples	0.00x - 13.46x (6.16x)
	6,954,770	PWERM	Discount rate	30.0% - 46.0% (36.0%)
			Revenue multiples	2.94x - 123.71x (9.53x)
Total Level 3 Investments	$657,346,204

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2020:

				Range
Description	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average)
Preferred Stock	$1,336,268	Recent private market and merger and acquisition transaction prices	N/A	N/A
Senior Secured Term Loans(1)	471,256,844	Discounted Cash Flow analysis	Discount Rate	8.0%-100.0% (14.8%)
		Market approach	Origination yield	11.4%-100.1% (14.3%)
	30,707,813	PWERM	Discount Rate	19.5%-23.8% (20.2%)
Warrants(2)	16,803,367	Option pricing model	Risk-free interest rate	0.1%-0.8% (0.1%)
			Average industry volatility	35.0%-72.2% (56.0%)
			Estimated time to exit	0.3-9.2 (1.5) years
			Revenue Multiples	0.00x-5.85x (1.92x)
	16,205,305	PWERM	Discount Rate	21.0%-40.0% (27.9%)
			Revenue Multiples	0.00x-51.69x (5.62x)
Total Level 3 Investments	$536,309,597

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

(2)

The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are inputs used in the OPM, which include industry volatility, risk free interest rate and estimated time to exit. The Equity Allocation model and the Black Scholes model were the main OPMs used during the years ended December 31, 2021 and December 31, 2020. Probability Weighted Expected Return Models (“PWERM”) and other techniques were used as determined appropriate. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. However, a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase or decrease in the unobservable inputs. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.

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

Warrants

Warrants provide exposure and potential gains upon equity appreciation of the portfolio company’s equity value. A warrant has a limited life and expires on a certain date. As a warrant’s expiration date approaches, the time value of the warrant will decline. In addition, if the stock underlying the warrant declines in price, the intrinsic value of an “in the money” warrant will decline. Further, if the price of the stock underlying the warrant does not exceed the strike price of the warrant on the expiration date, the warrant will expire worthless. As a result, there is the potential for the entire value of an investment in a warrant to be lost. The Company’s volume of warrant investment activity is closely correlated to its primary senior secured loans to portfolio companies. For the year ended December 31, 2021, the Company had realized losses of $824,936 and a net change in unrealized appreciation of $2,795,307 from its investments in warrants. For the year ended December 31, 2020, the Company had realized gains of $1,175,229 and a net change in unrealized appreciation of $14,161,969 from its investments in warrants. For the year ended December 31, 2019, the Company had realized gains of $228,171 and a net change in unrealized (depreciation) of $(609,169) from its investments in warrants. Realized gains from warrants is included in Realized gain (loss) on non-control/non-affiliate investments, including U.S. Treasury Bills on the Statement of Operations. The net change in unrealized appreciation (depreciation) from warrants is included in Net change in unrealized appreciation (depreciation) on non-control/non-affiliate investments, including U.S. Treasury Bills, except for $216,610, $358,682, and

$0, respectively for the years ended December 31, 2021, December 31, 2020 and December 31, 2019, included in Net change in unrealized appreciation on control/affiliate investments.

Counterparty risk exists from the potential failure of an issuer of warrants to settle its exercised warrants. The maximum risk of loss from counterparty risk is the fair value of the contracts and the purchase price of the warrants. The Company’s Board of Directors considers the effects of counterparty risk when determining the fair value of its investments in warrants.

Note 10 — Borrowings

On December 10, 2021, the Company entered into a Master Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of $70,000,000 in aggregate principal amount of 4.25% Series 2021A Senior Notes due 2026 (the “2026 Senior Notes”) to institutional accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)) in a private placement. The 2026 Senior Notes were issued in two closings. The initial issuance of $20 million 2026 Senior Notes closed on December 10, 2021 and the second and final issuance of $50 million closed on February 10, 2022. See “—Subsequent Events.”

The 2026 Senior Notes bear an interest rate of 4.25% per year and are due on December 10, 2026, unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the 2026 Senior Notes will be due semiannually. The interest rate is subject to a 1.00% increase in the event that, subject to certain exceptions, the 2026 Senior Notes cease to have an investment grade rating or receive an investment grade rating below the Investment Grade (as defined in the Note Purchase Agreement). The 2026 Senior Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

Aggregate offering costs in connection with the 2026 Senior Notes issuance, including the underwriter’s discount and commissions, were $380,606 which were capitalized and deferred. As of December 31, 2021, unamortized deferred debt costs related to the 2026 Senior Notes were $376,029 and were included in the Total debt, less unamortized deferred debt costs on the Consolidated Statements of Assets and Liabilities.

For the year ended December 31, 2021, the components of interest expense and related fees for the 2026 Senior Notes are as follows:

Year Ended
December 31,
2021
Stated interest expense	$51,944
Amortization of deferred debt costs	4,577
Total interest and amortization of deferred debt costs	$56,521
Weighted average cost of debt	4.62%

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

For the years ended December 31, 2021 and December 31, 2020, the weighted average outstanding debt balance was $71,435,616 and $27,900,273, respectively, and the weighted average effective interest rate was 3.54% and 3.54%, respectively.

For the years ended December 31, 2021, December 31, 2020, and December 31, 2019 the components of interest expense and related fees for the KeyBank Credit Agreement are as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Stated interest expense	$2,492,194	$986,727	$809,138
Amortization of deferred debt costs	1,201,816	684,586	560,877
Total interest and amortization of deferred debt costs	$3,694,010	$1,671,313	$1,370,015
Weighted average cost of debt	4.89%	6.15%	7.15%

As of December 31, 2021, the Company had $61,000,000 outstanding under the Credit Agreement and $20,000,000 of 2026 Senior Notes outstanding under the Note Purchase Agreement, each with maturities as follows:

	Date of
Borrowings	Advance	Due Date	Amount	Rate
KeyBank National Association Loan Facility	6/30/2020	5/31/2024	$61,000,000	3.50%
Series 2021A Senior Notes due 2026	12/10/2021	12/10/2026	20,000,000	4.25
			$81,000,000

As of December 31, 2020, the Company had $99,000,000 outstanding under the Credit Agreement with a maturity as follows:

	Date of
Loan Facility	Advance	Due Date	Amount	Rate
KeyBank National Association Loan Facility	6/30/2020	5/31/2022	$99,000,000	3.22%
			$99,000,000

Senior Securities

Information about the Company’s senior securities is shown in the following table for the fiscal years ended December 31, 2021, 2020, 2019 and 2018. No senior securities were outstanding for the fiscal years ended December 31, 2017 and prior.

	Total Amount		Involuntary	Average
	Outstanding	Asset	Liquidating	Market
	Exclusive of	Coverage	Preference	Value
Class and Period	Treasury Securities(1)	per Unit(2)	per Unit(3)	per Unit(4)
2026 Senior Notes
December 31, 2021	$20,000,000	$31,310	—	N/A
December 31, 2020	$—	$—	—	N/A
December 31, 2019	$—	$—	—	N/A
December 31, 2018	$—	$—	—	N/A
Credit Agreement
December 31, 2021	$61,000,000	$10,938	—	N/A
December 31, 2020	$99,000,000	$5,710	—	N/A
December 31, 2019	$61,000,000	$7,169	—	N/A
December 31, 2018	$—	$—	—	N/A
Credit Facilities(5)
December 31, 2021	$—	$—	—	N/A
December 31, 2020	$—	$—	—	N/A
December 31, 2019	$—	$—	—	N/A
December 31, 2018	$59,500,000	$3,811	—	N/A
Total
December 31, 2021	$81,000,000	$8,484	—	N/A
December 31, 2020	$99,000,000	$5,710	—	N/A
December 31, 2019	$61,000,000	$7,169	—	N/A
December 31, 2018	$59,500,000	$3,811	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	Asset coverage per unit is the ratio of the carrying value of total assets, less all liabilities excluding indebtedness represented by senior securities in this table to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is express in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.
(3)	The amount to which such class of senior security would be entitled upon the Company’s involuntary liquidation in preference to any security junior to it. The “—” in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)	Not applicable because the senior securities are not registered for public trading.
(5)	On June 22, 2018, the Company entered into the Credit Facilities with CIBC. On May 31, 2019, in conjunction with securing and entering into the new Credit Agreement, the Company terminated the Credit Facilities.

Note 11 — Financial Highlights

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2021	2020	2019	2018	2017	2016
Per Share Data(1):
Net asset value at beginning of period	$14.84	$14.58	$15.14	$14.66	$10.38	$15.00
Net investment income(3)	1.12	1.38	1.95	1.26	(0.66)	(83.81)
Realized gain (loss)	0.11	(0.19)	0.03	—	—	—
Change in unrealized appreciation (depreciation)	(0.08)	0.52	(0.50)	—	0.14	(0.01)
Issuance of common shares	—	—	—	—	—	79.20
Dividends	(1.14)	(1.44)	(2.17)	(0.77)	—	—
Offering costs	(0.18)	—	(0.03)	—	—	—
Accretion (Dilution)(4)	(0.02)	(0.01)	0.16	(0.01)	4.80	—
Net asset value at end of period	$14.65	$14.84	$14.58	$15.14	$14.66	$10.38
Total return based on net asset value(2)	(1.28)%	1.79%	(3.70)%	3.27%	41.23%	(30.80)%
Weighted-average shares outstanding for period, basic	39,593,658	27,617,425	18,701,021	9,300,960	2,795,274	10,774
Ratio/Supplemental Data:
Net assets at end of period	$606,194,491	$466,243,685	$376,313,221	$167,369,395	$127,040,377	$3,476,672
Average net assets(5)	$508,835,560	$403,188,386	$283,773,605	$141,046,177	$40,388,772	$151,520
Ratio of net operating expenses to average net assets(6)	5.28%	4.84%	6.58%	6.42%	12.46%	595.90%
Ratio of net increase (decrease) in net assets resulting from operations to average net assets	8.97%	11.62%	9.74%	8.34%	(3.56)%	(595.90)%
Portfolio turnover rate(7)	49.61%	25.14%	32.99%	11.66%	227.09%	N/A

(1)	Financial highlights are based on weighted-average shares outstanding.
(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the year.
(3)

Return from investment operations was 7.55%, 9.47%, 12.88%, 8.59%, (6.36)% and (30.80)% for the years ended December 31, 2021, 2020, 2019, 2018, 2017, and 2016, respectively. Return from investment operations represents returns on net investment income from operations.

(4)	Return from accretion (dilution) was (0.13)%, (0.06)%, 0.88%, (0.07)%, 46.24%, and 0.00% for the years ended December 31, 2021, 2020, 2019, 2018, 2017, and 2016, respectively.
(5)	Ratio of net investment income to average net assets was 8.74%, 9.47%, 12.88%, 8.30%, (4.56)%, and (595.90)% for the years ended December 31, 2021, 2020, 2019, 2018, 2017, and 2016, respectively.
(6)

Ratio of net operating expenses excluding incentive fees, to average net assets was 3.47%, 3.04%, 3.64%, 5.42%, 12.46%, and 595.95% for the years ended December 31, 2021, 2020, 2019, 2018,2017, and 2016, respectively.

(7)

The portfolio turnover rate for the years ended December 31, 2021, 2020, 2019, 2018 and 2017 equals the lesser of investment portfolio purchases or sales during the period, divided by the average investment portfolio value during the period. As such, portfolio turnover rate is not annualized.

Note 12 — Selected Quarterly Financial Data (Unaudited)

	March 31,	June 30,	September 30,	December 31,
	2021	2021	2021	2021
Total investment income	$16,422,773	$18,745,602	$18,610,066	$17,580,014
Total operating expenses	4,941,041	7,405,125	7,868,942	6,651,659
Net investment income	11,481,732	11,340,477	10,741,124	10,928,355
Net realized gain (loss) on investments	(199,223)	(4,595,853)	718,310	8,249,132
Net change in unrealized appreciation (depreciation) on investments	(1,911,181)	(33,281)	(1,228,382)	127,500
Increase in net assets resulting from operations	9,371,328	6,711,343	10,231,052	19,304,987
Increase in net assets resulting from operations per share	$0.30	$0.21	$0.31	$0.49
Net asset value per share as of the end of the period	$14.77	$14.61	$14.60	$14.65

	March 31,	June 30,	September 30,	December 31,
	2020	2020	2020	2020
Total investment income	$14,820,857	$11,801,054	$14,215,723	$16,788,669
Total operating expenses	5,177,270	3,927,213	4,693,143	5,758,960
Net investment income	9,643,587	7,873,841	9,522,580	11,029,709
Net realized gain (loss) on investments	(6,717,262)	203,854	1,142,706	23,293
Net change in unrealized appreciation (depreciation) on investments	(1,179,081)	5,496,594	243,742	9,696,337
Increase in net assets resulting from operations	1,747,244	13,574,289	10,909,028	20,749,339
Increase in net assets resulting from operations per share	$0.07	$0.51	$0.40	$0.38
Net asset value per share as of the end of the period	$14.25	$14.41	$14.46	$14.84

Note 13 —  Subsequent Events

The Company evaluated events subsequent to December 31, 2021 through March 3, 2022, the date the financial statements were issued.

On February 9, 2022, in conjunction with its sale to Johnson & Johnson, CrossRoads Extremity Systems, LLC prepaid its outstanding principal balance of $7,562,722 on the senior secured loan. In addition, the Company received cash proceeds of $805,188 in consideration of its warrants, interest, and fees for total proceeds $8,367,910

On February 10, 2022, the Company issued the remaining $50 million 2026 Senior Notes pursuant to the Note Purchase Agreement. The initial issuance of $20 million 2026 Senior Notes closed on December 10, 2021. The 2026 Senior Notes bear an interest rate of 4.25% per year and are due on December 10, 2026, unless redeemed, purchased, or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the 2026 Senior Notes will be due semiannually. For more information, see “Note 10 — Borrowings.”

On February 24, 2022, the Board of Directors declared a distribution of $0.27 per share for stockholders of record on March 8, 2022 payable on or before March 22, 2022.

On February 24, 2022, the Board of Directors approved a repurchase program (the “Repurchase Program”) under which the Company may repurchase up to $25 million of our outstanding common stock . Under the Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board of Directors, the repurchase program will terminate 12-months from the date it was approved.

On February 28, 2022, the Company funded an investment of $3,000,000 to Intellisite Holdings, Inc. (dba Epic IO Technologies, Inc.).

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2021 was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm due to an exemption for emerging growth companies under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting  (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Fees and Expenses

The following table is being provided to update as of December 31, 2021, certain information in our registration statement on Form N-2 (File No. 333-262146). The information is intended to assist you in understanding the costs and expenses that an investor in our common stock will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Annual Report on Form 10-K contains a reference to fees or expenses paid by “you,” “us,” or “the Company,” or that “we” will pay for expenses, stockholders will indirectly bear such fees or expenses as investors in us.

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Dividend reinvestment plan expenses	—%	(3)
Total stockholder transaction expenses (as a percentage of offering price)	—%
Annual expenses (as a percentage of net assets attributable to common stock):
Management Fee payable under the Investment Advisory Agreement	1.48%	(4)
Incentive Fee payable under the Investment Advisory Agreement	1.52%	(5)
Interest payments on borrowed funds	0.42%	(6)
Other expenses	-%	(7)(8)
Total annual expenses	3.42%	(8)

(1)	In the event that the securities are sold to or through underwriters, a related prospectus will disclose the applicable sales load (underwriting discount or commission).
(2)

A related prospectus will disclose the estimated amount of offering expenses, the offering price and the estimated amount of offering expenses borne by the Company as a percentage of the offering price.

(3)	The expenses of the dividend reinvestment plan are included in “other expenses” in the table above. For additional information, see “Dividend Reinvestment Plan.”
(4)

Assumes the base management fee will be an amount equal to 0.40% (1.60% annualized) of our average daily Gross Assets during the most recently completed calendar quarter. See “Management and Other Agreements - Compensation of Adviser.”

(5)	The incentive fee, which provides RGC with a share of the income that RGC generates for us, consists of an Investment Income Fee and a Capital Gains Fee.

Under the Income Incentive Fee, we pay RGC each quarter an incentive fee with respect to our Pre-Incentive Fee net investment income. The Income Incentive Fee is calculated and payable quarterly in arrears based on the Pre-Incentive Fee net investment income for the immediately preceding fiscal quarter. Payments based on Pre-Incentive Fee net investment income will be based on the Pre-Incentive Fee net investment income earned for the quarter. Pre-Incentive Fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less liabilities) at the end of the immediately preceding fiscal quarter, will be compared to a “hurdle rate” of 2.0% per quarter (8.0% annualized). We will pay RGC an Income Incentive Fee with respect to the our Pre-Incentive Fee net investment income in each calendar quarter as follows: (1) no Income Incentive Fee in any calendar quarter in which our Pre-Incentive Fee net investment income does not exceed the hurdle rate of 2.0%; (2) 80% of our Pre-Incentive Fee net investment income with respect to that portion of such Pre-Incentive Fee net investment income, if any, that exceeds the hurdle rate but is less than 2.667% in any calendar quarter (10.668% annualized) (the portion of our Pre-Incentive Fee net investment income that exceeds the hurdle but is less than 2.667% is referred to as the “catch-up”; the “catch-up” is meant to provide RGC with 20.0% of our Pre-Incentive Fee net investment income as if a hurdle did not apply if our Pre-Incentive Fee net investment income exceeds 2.667% in any calendar quarter (10.668% annualized)); and (3) 20.0% of the amount of our Pre-Incentive Fee net investment income, if any, that exceeds 2.667% in any calendar quarter (10.668% annualized) payable to RGC (once the hurdle is reached and the catch-up is achieved, 20.0% of all Pre-Incentive Fee net investment income thereafter is allocated to RGC).

Under the Capital Gains Fee, we will pay RGC, as of the end of each calendar year, 20.0% of our aggregate cumulative realized capital gains, if any, from the date of our election to be regulated as a BDC through the end of that calendar year, computed net of our aggregate cumulative realized capital losses and aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid Capital Gains Fee. See “Management and Other Agreements - Compensation of Adviser.”

(6)

Interest payments on borrowed funds represents an estimate of our annualized interest expense based on borrowings under the Credit Agreement. The assumed weighted average interest rate on our total debt outstanding was 3.5%. We may borrow additional funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. We may also issue debt securities or preferred stock, subject to our compliance with applicable requirements under the 1940 Act.

(7)

Includes our overhead expenses, such as payments under the Administration Agreement for certain expenses incurred by the Adviser. See “Management and Other Agreements - Investment Advisory Agreement; Administration Agreement; License Agreement.” We based these expenses on estimated amounts for the current fiscal year.

(8)	Estimated.

Example

The following example demonstrates the projected dollar amount of total cumulative expenses over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we would have no additional leverage and that our annual operating expenses would remain at the levels set forth in the table above. Transaction expenses are included in the following example.

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return from realized capital gains	$36	$109	$185	$383

The foregoing table is to assist you in understanding the various costs and expenses that an investor in our common stock will bear directly or indirectly. While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. Because the Income Incentive Fee under the Advisory Agreement is unlikely to be significant assuming a 5% annual return, the example assumes that the 5% annual return will be generated entirely through the realization of capital gains on our assets and, as a result, will trigger the payment of the Capital Gains Fee under the Advisory Agreement. The Income Incentive Fee under the Advisory Agreement, which, assuming a 5% annual return, would either not be payable or have an immaterial impact on the expense amounts shown above, is not included in the example. If we achieve sufficient returns on our investments, including through the realization of capital gains, to trigger an Income Incentive Fee of a material amount, our expenses, and returns to our investors, would be higher. In addition, while the example assumes reinvestment of all dividends and distributions at net asset value, if our Board authorizes and we declare a cash dividend, participants in our dividend reinvestment plan who have not otherwise elected to receive cash will receive a number of shares of our common stock, determined by dividing the total dollar amount of the dividend payable to a participant by the market price per share of our common stock at the close of trading on the valuation date for the dividend. See “Item 1. Business—Dividend Reinvestment Plan” for additional information regarding our dividend reinvestment plan.

This example and the expenses in the table above should not be considered a representation of our future expenses, and actual expenses (including the cost of debt, if any, and other expenses) may be greater or less than those shown.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

None.

Item 10.  Directors, Executive Officers and Corporate Governance

Information in response to this item is incorporated by reference from our 2022 Proxy Statement. The 2022 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal period covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

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

Item 11.  Executive Compensation

Information in response to this item is incorporated by reference from our 2022 Proxy Statement. The 2022 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal period covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this item is incorporated by reference from our 2022 Proxy Statement. The 2022 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal period covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated by reference from our 2022 Proxy Statement. The 2022 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal period covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 14.  Principal Accountant Fees and Services

Information in response to this item is incorporated by reference from our 2022 Proxy Statement. The 2022 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal period covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 15.  Exhibits and Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this annual report on Form 10-K:

(a)Financial Statements

(1)Financial Statements — Refer to Part II, Item 8 of this Form 10-K, which are incorporated herein by reference:

Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit No.	Description
3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(15)
3.3	Second Amended and Restated Bylaws(15)
4.1	Form of Subscription Agreement(3)
4.2	Description of Securities(11)
9.1	Voting Proxy of OCM Growth Holdings, LLC in favor of Runway Growth Credit Fund Inc.(4)
10.1	Second Amended and Restated Investment Advisory Agreement between Runway Growth Credit Fund Inc. and Runway Growth Capital LLC, as the investment adviser(5)
10.2	Amended and Restated Administration Agreement between Runway Growth Credit Fund Inc. and Runway Administrator Services, LLC, as the administrator(14)
10.3	Stockholder Agreement between Runway Growth Credit Fund Inc. and OCM Growth Holdings, LLC(1)
10.4	Custody Agreement between Runway Growth Credit Fund Inc. and U.S. Bank National Association, as the custodian(1)
10.5	Amended and Restated Dividend Reinvestment Plan(16)
10.6	Form of Indemnification Agreement(6)
10.7	Trademark License Agreement by and between Runway Growth Capital LLC and the Runway Growth Finance Corp.(19)
10.8	Transfer Agent Agreement by and between American Stock Transfer & Trust Company, LLC and the Registrant(8)
10.9	Marketing and Consulting Agreement by and between Pickwick Capital Partners, LLC, Runway Growth Capital LLC and the Registrant(9)
10.10	Marketing and Consulting Agreement by and between Peak Capital Limited, Runway Growth Capital LLC and the Registrant(9)
10.11

Credit Agreement, dated as of May 31, 2019, by and among the Company, as borrower, KeyBank National Association, as administrative agent and syndication agent, CIBC Bank USA, as documentation agent, U.S. Bank National Association, as paying agent, the guarantors from time to time party thereto, and the lenders from time to time party thereto.(10)

10.12

First Amendment to Credit Agreement, dated as of November 10, 2020, among the Company, as borrower; the financial institutions party thereto as lenders; KeyBank National Association, as administrative agent and lender; CIBC Bank USA, as documentation agent and lender; and U.S. Bank National Association, as paying agent.(12)

10.13

Second Amendment to Credit Agreement, dated as of December 2, 2020, among the Company, as borrower; the financial institutions party thereto as lenders; KeyBank National Association, as administrative agent and lender; CIBC Bank USA, as documentation agent and lender; MUFG Union Bank, N.A., as co-documentation agent and lender; and U.S. Bank National Association, as paying agent.(13)

10.14

Third Amendment to Credit Agreement, dated as of June 1, 2021, among the Company, as borrower; the financial institutions party thereto as lenders; KeyBank National Association, as administrative agent and lender; CIBC Bank USA, as documentation agent and lender; MUFG Union Bank, N.A., as co-documentation agent and lender; and U.S. Bank National Association, as paying agent(17)

10.15

Fourth Amendment to Credit Agreement, dated as of August 3, 2021, among Runway Growth Credit Fund Inc., as borrower; the financial institutions party thereto as lenders; KeyBank National Association, as administrative agent and lender; CIBC Bank USA, as documentation agent and lender; MUFG Union Bank, N.A. as co-documentation agent and lender; and U.S. Bank National Association, as paying agent(14)

10.16	Master Note Purchase Agreement, dated December 10, 2021, by and among Runway Growth Finance Corp. and the Purchasers signatory thereto(18)

10.17

Fifth Amendment to Credit Agreement, dated as of October 19, 2021, among Runway Growth Finance Corp., as borrower; the financial institutions party thereto as lenders; KeyBank National Association, as administrative agent and lender; CIBC Bank USA, as documentation agent and lender; MUFG Union Bank, N.A. as co-documentation agent and lender; and U.S. Bank National Association, as paying agent*

11.1	Computation of Per Share Earnings (Included in the notes to the financial statements contained in this report)
14.1	Joint Code of Ethics(14)
21.1	List of Subsidiaries: RWAY IP Holdings LLC - Delaware
23.1	Consent of RSM US LLP*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2016.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2017.
(3)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2017.
(4)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2017.
(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2021.
(6)	Previously filed as an exhibit to the Company’s Registration Statement on Form 10 (File No. 000-55544) filed with the SEC on February 12, 2016.
(7)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2017.
(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2018.
(9)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2019.
(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2019.

(11) Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2020.

(12) Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2020.

(13) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2020.

(14) Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2021.

(15) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2021.

(16) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2021.

(17) Previously filed as an exhibit to the Company’s Registration Statement on Form N-2 (File No. 333-259824) filed with the SEC on September 27, 2021.

(18) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2021.

(19) Previously filed as an exhibit otto the Company’s Current report on Form 8-K filed with the SEC on September 23, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUNWAY GROWTH FINANCE CORP.

Date: March 3, 2022
By:
/s/ R. David Spreng
R. David Spreng
President, Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 3, 2022	By:
/s/ R. David Spreng
R. David Spreng
President, Chief Executive Officer and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: March 3, 2022	By:
/s/ Thomas B. Raterman
Thomas B. Raterman
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

Date: March 3, 2022	By:
/s/ Gary Kovacs
Gary Kovacs
Director

Date: March 3, 2022	By:
/s/ Brian Laibow
Brian Laibow
Director

Date: March 3, 2022	By:
/s/ Julie Persily
Julie Persily
Director

Date: March 3, 2022	By:
/s/ Lewis W. Solimene, Jr.
Lewis W. Solimene, Jr.
Director