Form 10-K/A
period 2021-12-31
Runway Growth Finance Corp.
filed 2022-03-14
CIK 1653384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Annual Report on Form 10-K/A (this “Amendment”) to correct the Form 10-K for the year ended December 31, 2021 filed on March 3, 2022 (the “Original Filing”). The Amendment is being filed to correct the weighted average shares outstanding for the year ended December 31, 2021 and the related dollar per share metrics calculated using the weighted average shares outstanding for the year ended December 31, 2021. Specifically, this Amendment revises the weighted average shares outstanding for the year ended December 31, 2021 and the related dollar per share metrics that appears in the Statement of Operations and Notes to Financial statements (specifically, “Note 5 – Net Increase/(Decrease) in Net Assets Resulting from Operations per Common Share” and “Note 11 – Financial Highlights”), as well as Item 7 - Management’s Discussion and Analysis of Financial Condition and results of Operations. The corrected weighted average shares outstanding for the year ended December 31, 2021 is 34,183,358 as opposed to the 39,593,658 reported in the Original Filing. As a result of this correction, the net increase in net assets resulting from operations per common share is $1.33, an increase of $0.18 from the Original Filing, and the net investment income per common share is $1.30, an increase of $0.18 from the Original Filing.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment includes new certifications of our principal executive officer and principal financial officer on Exhibits 31.1, 31.2 and 32.1 and 32.2, each as of the date of filing this Amendment.

Except as described above, this Amendment does not affect any other section of the Original Report and continues to speak as of the date of the Original Report. This Amendment also does not reflect events that may have occurred subsequent to the Original Filing.

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

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors, and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-

looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

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

Comparison of the Years Ended December 31, 2021, 2020 and 2019

	Year Ended		Year Ended		Year Ended
	December 31, 2021		December 31, 2020		December 31, 2019
		Per		Per		Per
	Total	Share(1)	Total	Share(1)	Total	Share(1)
Investment income
Interest and dividend income	$70,681,827	$2.07	$56,653,406	$2.05	$54,450,955	$2.91
Other income	676,628	0.02	972,897	0.04	688,181	0.04
Total investment income	71,358,455	2.09	57,626,303	2.09	55,139,136	2.95
Operating expenses
Management fees	8,988,920	0.26	6,831,566	0.25	5,105,009	0.27
Incentive fees	9,231,830	0.27	7,260,656	0.26	8,349,449	0.45
Interest expense	2,553,901	0.07	1,064,150	0.04	1,186,466	0.06
Professional fees	1,281,776	0.04	1,156,550	0.04	975,688	0.05
Overhead allocation expense	826,605	0.02	677,958	0.02	855,889	0.05
Administration fees	579,365	0.02	515,891	0.02	490,022	0.03
Debt financing fees	1,593,085	0.05	735,674	0.03	478,731	0.03
Directors’ fees	293,479	0.01	248,500	0.01	222,154	0.01
Tax expense	859	—	1,319	—	99,549	0.01
Other expenses	1,516,947	0.04	1,064,322	0.04	922,348	0.05
Total operating expenses	26,866,767	0.79	19,556,586	0.71	18,685,305	1.00

Net investment income	44,491,688	1.30	38,069,717	1.38	36,453,831	1.95
Realized (loss) on investments	4,172,366	0.12	(5,347,409)	(0.19)	609,031	0.03
Net change in unrealized appreciation (depreciation) on investments	(3,045,344)	(0.09)	14,257,592	0.52	(9,416,462)	(0.50)
Net increase in net assets resulting from operations	$45,618,710	1.33	$46,979,900	1.70	$27,646,400	1.48

(1)	The basic per share figures noted above are based on weighted averages of 34,183,358, 27,617,425, and 18,701,021 shares outstanding for the years ended December 31, 2021, 2020, and 2019, respectively.

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

Operating expenses for the years ended December 31, 2021, 2020 and 2019 were $26,866,767, $19,556,586, and $18,685,305, respectively. Operating expenses increased for the year ended December 31, 2021 from the year ended December 31, 2020 primarily due to increased management and incentive fees paid to RGC, interest expense, and debt financing fees. Operating expenses increased for the year ended December 31, 2020 from the year ended December 31, 2019 primarily due to increased management fees paid to RGC, professional fees, debt financing fees, and other expenses. For the years ended December 31, 2019 and December 31, 2018, operating expenses increased primarily due to the increase in incentive fees paid to RGC. The increases in management fees were driven by our deployment of capital and increasing invested balance. The increase in interest expense was a result of an increase in borrowings under our Credit Agreement to fund investments. The increase in overhead allocation expense was driven by allocation of RGC personnel, time, and resources utilized on fund activity. Operating expenses per share for the years ended December 31, 2021, 2020 and 2019 were $0.79 per share, $0.71 per share and $1.00 per share, respectively.

Incentive Fees

Incentive fees for the years ended December 31, 2021, 2020, and 2019 were $9,231,830, $7,260,656, and $8,349,449, respectively. $2,244,383 of the incentive fees for the year ended December 31, 2021 were earned, payable in cash, and included in accrued incentive fees in the statement of assets and liabilities as of December 31, 2021. $1,847,332 of the incentive fees for the year ended December 31, 2021 were deferred and accrued, and included in accrued incentive fees in the statement of assets and liabilities as of December 31, 2021. $1,748,171 of the incentive fees for the year ended December 31, 2020 were earned, payable in cash, and included in accrued incentive fees in the statement of assets and liabilities as of December 31, 2020. $1,853,351 of the incentive fees for the year ended December 31, 2020 were deferred and accrued, and included in accrued incentive fees in the statement of assets and liabilities as of December 31, 2020. $1,586,533 of the incentive fees for the year ended December 31, 2019 were earned, payable in cash, and included in accrued incentive fees in the statement of assets and liabilities as of December 31, 2019. $1,845,873 of the incentive fees for the year ended December 31, 2019 were deferred and accrued, and included in accrued incentive fees in the statement of assets and liabilities as of December 31, 2019. Incentive fees related to paid-in-kind or deferred interest are accrued and payment is deferred until such interest is collected in cash. Incentive fees per share for the years ended December 31, 2021, 2020, and 2019 were $0.27 per share, $0.26 per share, and $0.45 per share, respectively.

Net Investment Income

Net investment income for the years ended December 31, 2021, 2020 and 2019 was $44,491,688, $38,069,717, and $36,453,831, respectively. Net investment income increased for the year ended December 31, 2021 from the year ended December 31, 2020 primarily due to increased interest income earned on our portfolio investments, partially offset by increased management fees and incentive fees and the other operating expenses discussed above. The decrease in early terminations, and accompanying decrease in prepayment fees and associated income, may have been negatively impacted by the COVID-19 pandemic and the associated disruption in the capital markets and merger and acquisition markets. Net investment income increased for the year ended December 31, 2020 from the year ended December 31, 2019 primarily due to increased interest income earned on our portfolio investments, partially offset by increased management fees and incentive fees and the other operating expenses discussed above. Net investment income per share for the years ended December 31, 2021, 2020 and 2019 were $1.30 per share, $1.38 per share and $1.95 per share, respectively.

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

Chicago, Illinois
March 3, 2022

RUNWAY GROWTH FINANCE CORP.

Statements of Assets and Liabilities

	December 31, 2021	December 31, 2020
Assets
Investments at fair value:
Non-control/non-affiliate investments at fair value (cost of $647,448,895 and $532,676,057, respectively)	$655,384,403	$541,978,736
Control/affiliate investments at fair value (cost of $34,873,846 and $13,911,494, respectively)	29,130,371	9,845,854
Investment in U.S. Treasury Bills at fair value (cost of $45,001,250 and $70,001,472, respectively)	45,001,500	70,002,060
Total investments at fair value (cost of $727,323,991 and $616,589,023, respectively)	729,516,274	621,826,650
Cash and cash equivalents	4,696,693	14,886,246
Accrued interest receivable	2,368,680	2,682,405
Other accounts receivable	816,065	359,000
Prepaid and deferred expenses	949,768	137,096
Total assets	738,347,480	639,891,397

Liabilities
Debt:
Credit facilities	61,000,000	99,000,000
2026 Senior Notes	20,000,000	—
Deferred debt costs (net of accumulated amortization of $855,295 and $383,873, respectively)	(1,511,540)	(1,583,230)
Total debt, less unamortized deferred debt costs	79,488,460	97,416,770
Reverse repurchase agreement	44,774,963	69,650,000
Accrued incentive fees	6,010,250	5,007,065
Due to affiliate	221,243	143,515
Interest payable	249,247	468,014
Accrued expenses and other liabilities	1,408,826	962,348
Total liabilities	132,152,989	173,647,712

Commitments and contingencies (Note 3)

Net assets
Common stock, $0.01 par value; 100,000,000 shares authorized; 41,380,614 and 31,414,051 shares issued and outstanding, respectively	413,806	314,140
Additional paid-in capital	606,047,671	466,872,304
Distributable (losses)	(266,986)	(942,759)
Total net assets	$606,194,491	$466,243,685

Net asset value per share	$14.65	$14.84

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Statements of Operations

	Year Ended	Year Ended	Year Ended
	2021	2020	2019
Investment income
From non-control/non-affiliate:
Interest income	$66,177,191	$51,591,420	$53,015,168
Payment in-kind interest income	2,991,900	3,690,049	1,329,413
Other income	675,920	939,623	557,796
Interest income from U.S. Treasury Bills	127	17,223	106,374
Dividend income	1,395,269	1,354,714	—
Other income from non-investment sources	708	33,274	130,385
From control/affiliate:
Interest income	113,554	—	—
Payment in-kind interest income	3,786	—	—
Total investment income	71,358,455	57,626,303	55,139,136

Operating expenses
Management fees	8,988,920	6,831,566	5,105,009
Incentive fees	9,231,830	7,260,656	8,349,449
Interest expense	2,553,901	1,064,150	1,186,466
Professional fees	1,281,776	1,156,550	975,688
Overhead allocation expense	826,605	677,958	855,889
Administration fee	579,365	515,891	490,022
Debt financing fees	1,593,085	735,674	478,731
Directors’ fees	293,479	248,500	222,154
Tax expense	859	1,319	99,549
Other expenses	1,516,947	1,064,322	922,348
Total operating expenses	26,866,767	19,556,586	18,685,305
Net investment income	44,491,688	38,069,717	36,453,831

Realized and unrealized gain (loss) on investments
Realized gain (loss) on non-control/non-affiliate investments, including U.S. Treasury Bills	4,172,366	(5,347,409)	609,031
Net change in unrealized appreciation (depreciation) on non-control/non-affiliate investments, including U.S. Treasury Bills	(16,231,219)	13,970,465	(9,416,462)
Net change in unrealized appreciation on control/affiliate investments	13,185,875	287,127	—
Net realized and unrealized gain (loss) on investments	1,127,022	8,910,183	(8,807,431)
Net increase in net assets resulting from operations	$45,618,710	$46,979,900	$27,646,400

Net increase in net assets resulting from operations per common share	$1.33	$1.70	$1.48
Net investment income per common share	$1.30	$1.38	$1.95
Weighted-average shares outstanding	34,183,358	27,617,425	18,701,021

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Statements of Changes in Net Assets

	Year Ended	Year Ended	Year Ended
	2021	2020	2019
Net increase in net assets from operations
Net investment income	$44,491,688	$38,069,717	$36,453,831
Realized gain (loss) on non-control/non-affiliate investments, including U.S. Treasury Bills	4,172,366	(5,347,409)	609,031
Net change in unrealized appreciation (depreciation) on non-control/non-affiliate investments, including U.S. Treasury Bills	(16,231,219)	13,970,465	(9,416,462)
Net change in unrealized appreciation on control/affiliate investments	13,185,875	287,127	—
Net increase in net assets resulting from operations	45,618,710	46,979,900	27,646,400

Distributions to stockholders from:
Dividends paid to stockholders	(44,942,937)	(39,709,233)	(40,651,334)
Total distributions to stockholders	(44,942,937)	(39,709,233)	(40,651,334)

Capital share transactions
Issuance of shares of common stock	119,293,828	50,315,308	190,000,000
Issuance of shares of common stock under dividend reinvestment plan	26,994,806	32,443,448	32,458,787
Offering costs	(7,013,601)	(98,959)	(510,027)
Net increase in net assets resulting from capital share transactions	139,275,033	82,659,797	221,948,760

Total increase in net assets	139,950,806	89,930,464	208,943,826
Net assets at beginning of period	466,243,685	376,313,221	167,369,395
Net assets at end of period	$606,194,491	$466,243,685	$376,313,221

Capital share activity
Shares issued	9,966,563	5,602,837	14,754,619
Shares outstanding at beginning of period	31,414,051	25,811,214	11,056,595
Shares outstanding at end of period	41,380,614	31,414,051	25,811,214

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	2021	2020	2019
Cash flows from operating activities
Net increase in net assets resulting from operations	$45,618,710	$46,979,900	$27,646,400
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(424,445,288)	(272,532,493)	(241,669,802)
Purchases of U.S. Treasury Bills	(210,001,787)	(276,000,012)	(315,836,640)
Payment in-kind interest	(2,991,900)	(3,690,049)	(1,329,413)
Sales or repayments of investments	303,601,548	110,559,763	102,938,909
Sales or maturities of U.S. Treasury Bills	234,998,939	279,984,131	295,955,273
Proceeds from U.S. Treasury Bills sold short	—	25,999,624	—
Realized (gain) loss on investments, including U.S. Treasury Bills	(4,172,366)	5,347,409	(609,031)
Net change in unrealized appreciation (depreciation) on investments, including U.S. Treasury Bills	3,045,344	(14,257,592)	9,416,462
Amortization of fixed income premiums or accretion of discounts	(7,742,317)	(9,255,732)	(13,021,775)
Amortization of deferred debt costs	466,844	225,286	236,981
Changes in operating assets and liabilities:
Accrued interest receivable	313,725	(740,903)	(720,008)
Other accounts receivable	(457,065)	44,569	20,231
Prepaid and deferred expenses	(812,672)	28,805	(45,837)
Payable for securities purchased	—	—	(80,699)
Deferred revenue	—	—	(100,000)
Accrued incentive fees	1,003,185	1,424,078	2,511,421
Due to affiliate	77,728	61,978	(35,160)
Interest payable	(218,767)	(32,042)	336,075
Accrued expenses and other liabilities	464,681	(237,299)	810,976
Net cash provided by (used in) operating activities	(61,251,458)	(106,090,579)	(133,575,637)
Cash flows from financing activities
Deferred offering costs	—	—	102,865
Deferred financing costs	(395,154)	(829,609)	(1,086,129)
Borrowings under credit facilities	161,000,000	200,500,000	162,250,000
Repayments under credit facilities	(199,000,000)	(162,500,000)	(160,750,000)
Proceeds from 2026 Senior Notes	20,000,000	—	—
Proceeds from reverse repurchase agreements	149,249,338	248,749,477	289,385,422
Repayments of reverse repurchase agreements	(174,124,375)	(253,693,279)	(294,351,749)
Dividends paid to stockholders	(17,948,131)	(7,265,785)	(8,192,547)
Offering costs	(7,013,601)	(98,959)	(510,027)
Net cash received from common stock issued	119,293,828	50,315,308	190,000,000
Net cash provided by (used in) financing activities	51,061,905	75,177,153	176,847,835
Net increase (decrease) in cash	(10,189,553)	(30,913,426)	43,272,198
Cash and cash equivalents at beginning of period	14,886,246	45,799,672	2,527,474
Cash and cash equivalents at end of period	$4,696,693	$14,886,246	$45,799,672
Supplemental and non-cash financing cash flow information:
Taxes paid	$—	$99,549	$183,510
Interest paid	2,772,668	1,096,192	850,391
Non-cash portfolio purchases	2,925,095	23,959,450	—
Non-cash dividend reinvestments	26,994,806	32,443,448	32,458,787

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

Note 5 — Net Increase/(Decrease) in Net Assets Resulting from Operations per Common Share

The following information sets forth the computation of basic income/losses per common share for the years ended December 31, 2021, 2020 and 2019:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Net increase in net assets resulting from operations	$45,618,710	$46,979,900	$27,646,400
Weighted-average shares outstanding for the period
Basic	34,183,358	27,617,425	18,701,021
Diluted	34,183,358	27,617,425	18,701,021
Per Share Data(1):
Basic and diluted income per common share
Basic	$1.33	$1.70	$1.48
Diluted	$1.33	$1.70	$1.48

(1)	Per share data is based on average weighted shares outstanding.

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

	Total Amount		Involuntary	Average
	Outstanding	Asset	Liquidating	Market
	Exclusive of	Coverage	Preference	Value
Class and Period	Treasury Securities(1)	per Unit(2)	per Unit(3)	per Unit(4)
2026 Senior Notes
December 31, 2021	$20,000,000	$31,310	—	N/A
December 31, 2020	$—	$—	—	N/A
December 31, 2019	$—	$—	—	N/A
December 31, 2018	$—	$—	—	N/A
Credit Agreement
December 31, 2021	$61,000,000	$10,938	—	N/A
December 31, 2020	$99,000,000	$5,710	—	N/A
December 31, 2019	$61,000,000	$7,169	—	N/A
December 31, 2018	$—	$—	—	N/A
Credit Facilities(5)
December 31, 2021	$—	$—	—	N/A
December 31, 2020	$—	$—	—	N/A
December 31, 2019	$—	$—	—	N/A
December 31, 2018	$59,500,000	$3,811	—	N/A
Total
December 31, 2021	$81,000,000	$8,484	—	N/A
December 31, 2020	$99,000,000	$5,710	—	N/A
December 31, 2019	$61,000,000	$7,169	—	N/A
December 31, 2018	$59,500,000	$3,811	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	Asset coverage per unit is the ratio of the carrying value of total assets, less all liabilities excluding indebtedness represented by senior securities in this table to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is express in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.
(3)	The amount to which such class of senior security would be entitled upon the Company’s involuntary liquidation in preference to any security junior to it. The “—” in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)	Not applicable because the senior securities are not registered for public trading.
(5)	On June 22, 2018, the Company entered into the Credit Facilities with CIBC. On May 31, 2019, in conjunction with securing and entering into the new Credit Agreement, the Company terminated the Credit Facilities.

Note 11 — Financial Highlights

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2021	2020	2019	2018	2017	2016
Per Share Data(1):
Net asset value at beginning of period	$14.84	$14.58	$15.14	$14.66	$10.38	$15.00
Net investment income(3)	1.30	1.38	1.95	1.26	(0.66)	(83.81)
Realized gain (loss)	0.12	(0.19)	0.03	—	—	—
Change in unrealized appreciation (depreciation)	(0.09)	0.52	(0.50)	—	0.14	(0.01)
Issuance of common shares	—	—	—	—	—	79.20
Dividends	(1.31)	(1.44)	(2.17)	(0.77)	—	—
Offering costs	(0.21)	—	(0.03)	—	—	—
Accretion (Dilution)(4)	—	(0.01)	0.16	(0.01)	4.80	—
Net asset value at end of period	$14.65	$14.84	$14.58	$15.14	$14.66	$10.38
Total return based on net asset value(2)	(1.28)%	1.79%	(3.70)%	3.27%	41.23%	(30.80)%
Weighted-average shares outstanding for period, basic	34,183,358	27,617,425	18,701,021	9,300,960	2,795,274	10,774
Ratio/Supplemental Data:
Net assets at end of period	$606,194,491	$466,243,685	$376,313,221	$167,369,395	$127,040,377	$3,476,672
Average net assets(5)	$508,835,560	$403,188,386	$283,773,605	$141,046,177	$40,388,772	$151,520
Ratio of net operating expenses to average net assets(6)	5.28%	4.84%	6.58%	6.42%	12.46%	595.90%
Ratio of net increase (decrease) in net assets resulting from operations to average net assets	8.97%	11.62%	9.74%	8.34%	(3.56)%	(595.90)%
Portfolio turnover rate(7)	49.61%	25.14%	32.99%	11.66%	227.09%	N/A

(1)	Financial highlights are based on weighted-average shares outstanding.
(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the year.
(3)

Return from investment operations was 8.76%, 9.47%, 12.88%, 8.59%, (6.36)% and (30.80)% for the years ended December 31, 2021, 2020, 2019, 2018, 2017, and 2016, respectively. Return from investment operations represents returns on net investment income from operations.

(4)	Return from accretion (dilution) was 0.00%, (0.06)%, 0.88%, (0.07)%, 46.24%, and 0.00% for the years ended December 31, 2021, 2020, 2019, 2018, 2017, and 2016, respectively.

(5)	Ratio of net investment income to average net assets was 8.74%, 9.47%, 12.88%, 8.30%, (4.56)%, and (595.90)% for the years ended December 31, 2021, 2020, 2019, 2018, 2017, and 2016, respectively.
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

Date: March 14, 2022
By:
/s/ R. David Spreng
R. David Spreng
President, Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 14, 2022	By:
/s/ R. David Spreng
R. David Spreng
President, Chief Executive Officer and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: March 14, 2022	By:
/s/ Thomas B. Raterman
Thomas B. Raterman
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

Date: March 14, 2022	By:
/s/ Gary Kovacs
Gary Kovacs
Director

Date: March 14, 2022	By:
/s/ Brian Laibow
Brian Laibow
Director

Date: March 14, 2022	By:
/s/ Julie Persily
Julie Persily
Director

Date: March 14, 2022	By:
/s/ Lewis W. Solimene, Jr.
Lewis W. Solimene, Jr.
Director