Form 10-Q
period 2022-03-31
Runway Growth Finance Corp.
filed 2022-05-05
CIK 1653384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2022

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

The issuer had 41,286,466 shares of common stock, $0.01 par value per share, outstanding as of May 4, 2022.

RUNWAY GROWTH FINANCE CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RUNWAY GROWTH FINANCE CORP.

Statements of Assets and Liabilities

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Investments at fair value:
Non-control/non-affiliate investments at fair value (cost of $717,860,031 and $647,448,895, respectively)	$720,631,899	$655,384,403
Affiliate investments at fair value (cost of $5,051,235 and $0, respectively)	2,894,693	—
Control investments at fair value (cost of $38,421,361 and $34,873,847, respectively)	30,762,778	29,130,371
Investment in U.S. Treasury Bills at fair value (cost of $0 and $45,001,250, respectively)	—	45,001,500
Total investments at fair value (cost of $761,332,627 and $727,323,992, respectively)	754,289,370	729,516,274
Cash and cash equivalents	3,510,311	4,696,693
Accrued interest receivable	3,153,903	2,368,680
Other accounts receivable	466,588	816,065
Prepaid and deferred expenses	677,472	949,768
Total assets	762,097,644	738,347,480
Liabilities
Debt:
Credit facilities	86,000,000	61,000,000
2026 Senior Notes	70,000,000	20,000,000
Deferred debt costs (net of accumulated amortization of $1,006,847 and $855,295, respectively)	(1,878,658)	(1,511,540)
Total debt, less unamortized deferred debt costs	154,121,342	79,488,460
Deferred revenue	3,184,932	—
Reverse repurchase agreement	—	44,774,963
Accrued incentive fees	4,860,738	6,010,250
Due to affiliate	194,748	221,243
Interest payable	923,875	249,247
Accrued expenses and other liabilities	1,346,317	1,408,826
Total liabilities	164,631,952	132,152,989

Commitments and contingencies (Note 3)
Net assets
Common stock, $0.01 par value; 100,000,000 shares authorized; 41,348,832 and 41,380,614 shares issued and outstanding, respectively	413,488	413,806
Additional paid-in capital	605,638,766	606,047,671
Distributable (losses)	(8,586,562)	(266,986)
Total net assets	$597,465,692	$606,194,491
Net asset value per share	$14.45	$14.65

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Investment income
From non-control/non-affiliate investments:
Interest income	$16,762,673	$15,020,565
Payment in-kind interest income	1,006,233	944,031
Other income	189,984	114,292
Interest income from U.S. Treasury Bills	—	10
Dividend income	385,418	343,755
From affiliate investments:
Payment in-kind interest income	89,602	—
From control investments:
Interest income	494,322	—
Payment in-kind interest income	330,411	—
Other income from non-investment sources	255	120
Total investment income	19,258,898	16,422,773
Operating expenses
Management fees	2,559,936	2,069,209
Incentive fees	1,343,996	975,704
Interest expense	873,486	727,915
Professional fees	359,806	321,592
Overhead allocation expense	236,972	197,384
Insurance expense	268,618	23,275
Administration fee	168,573	148,100
Debt financing fees	705,965	289,985
Directors’ fees	88,500	64,750
Tax expense	250	—
Other expenses	192,903	123,127
Total operating expenses	6,799,005	4,941,041
Net investment income	12,459,893	11,481,732
Realized and unrealized gain (loss) on investments
Realized gain (loss) on non-control/non-affiliate investments, including U.S. Treasury Bills	(371,262)	(199,223)
Net change in unrealized appreciation (depreciation) on non-control/non-affiliate investments, including U.S. Treasury Bills	(4,154,673)	(2,438,265)
Net change in unrealized appreciation (depreciation) on affiliate investments	(3,165,759)	—
Net change in unrealized appreciation (depreciation) on control investments	(1,915,108)	527,084
Net realized and unrealized gain (loss) on investments	(9,606,802)	(2,110,404)
Net increase in net assets resulting from operations	$2,853,091	$9,371,328

Net increase in net assets resulting from operations per common share	$0.07	$0.30
Net investment income per common share	$0.30	$0.36
Weighted-average shares outstanding	41,375,187	31,505,254

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Statements of Changes in Net Assets

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Net increase in net assets from operations
Net investment income	$12,459,893	$11,481,732
Realized gain (loss) on non-control/non-affiliate investments, including U.S. Treasury Bills	(371,262)	(199,223)
Net change in unrealized appreciation (depreciation) on non-control/non-affiliate investments, including U.S. Treasury Bills	(4,154,673)	(2,438,265)
Net change in unrealized appreciation (depreciation) on affiliate investments	(3,165,759)	—
Net change in unrealized appreciation (depreciation) on control investments	(1,915,108)	527,084
Net increase in net assets resulting from operations	2,853,091	9,371,328
Distributions to stockholders from:
Dividends paid to stockholders	(11,172,667)	(11,623,199)
Total distributions to stockholders	(11,172,667)	(11,623,199)
Capital share transactions
Acquisition of treasury shares	(409,223)	—
Issuance of shares of common stock	—	306,911
Issuance of shares of common stock under dividend reinvestment plan	—	9,183,220
Offering costs	—	(4,521)
Net (decrease) increase in net assets resulting from capital share transactions	(409,223)	9,485,610
Total (decrease) increase in net assets	(8,728,799)	7,233,739
Net assets at beginning of period	606,194,491	466,243,685
Net assets at end of period	$597,465,692	$473,477,424

Capital share activity
Treasury shares acquired	(31,782)	—
Shares issued	—	639,276
Shares outstanding at beginning of period	41,380,614	31,414,051
Shares outstanding at end of period	41,348,832	32,053,327

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities
Net increase in net assets resulting from operations	$2,853,091	$9,371,328
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(85,520,030)	(53,900,000)
Purchases of U.S. Treasury Bills	—	(24,999,969)
Payment in-kind interest	(1,336,644)	(944,031)
Sales or repayments of investments	10,301,641	16,566,442
Sales or maturities of U.S. Treasury Bills	44,999,747	69,999,183
Realized (gain) loss on investments, including U.S. Treasury Bills	371,262	199,223
Net change in unrealized appreciation (depreciation) on investments, including U.S. Treasury Bills	9,235,540	1,911,181
Amortization of fixed income premiums or accretion of discounts	(2,824,612)	(2,171,173)
Amortization of deferred debt costs	151,552	115,846
Changes in operating assets and liabilities:
Accrued interest receivable	(785,223)	279,653
Other accounts receivable	349,477	67,236
Prepaid and deferred expenses	272,296	36,728
Deferred revenue	3,184,932	—
Accrued incentive fees	(1,149,512)	(916,726)
Due to affiliate	(26,495)	(110,657)
Interest payable	674,628	256,032
Accrued expenses and other liabilities	(62,509)	46,921
Net cash provided by (used in) operating activities	(19,310,859)	15,807,217
Cash flows from financing activities
Payment of deferred financing costs	(518,670)	—
Borrowings under credit facilities	86,000,000	43,000,000
Repayments under credit facilities	(61,000,000)	(25,000,000)
Proceeds from 2026 Senior Notes	50,000,000	—
Proceeds from reverse repurchase agreements	—	24,874,914
Repayments of reverse repurchase agreements	(44,774,963)	(69,650,000)
Acquisition of treasury shares	(409,223)	—
Dividends paid to stockholders	(11,172,667)	(2,439,979)
Offering costs	—	(4,521)
Net cash received from common stock issued	—	306,911
Net cash provided by (used in) financing activities	18,124,477	(28,912,675)
Net increase (decrease) in cash	(1,186,382)	(13,105,458)
Cash and cash equivalents at beginning of period	4,696,693	14,886,246
Cash and cash equivalents at end of period	$3,510,311	$1,780,788
Supplemental and non-cash financing cash flow information:
Taxes paid	$250	$—
Interest paid	198,858	471,883
Non-cash portfolio purchases	725,000	648,744
Non-cash dividend reinvestments	—	9,183,220

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited)

March 31, 2022

							% of
			Acquisition	Principal/			Net
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(9)	Date	Shares	Cost	Fair Value(2),(6)	Assets
Non-Control/Non-Affiliate Investments
Senior Secured Term Loans
Allurion Technologies, Inc.	Health Care Technology	Tranche I: LIBOR+9.00%, 9.50% floor, 3.00% ETP, due 12/30/2025	12/30/2021	$5,000,000	$4,865,461	$5,088,657	0.85%
		Tranche II: LIBOR+9.00%, 9.50% floor, 3.00% ETP, due 12/30/2025	12/30/2021	20,000,000	20,037,588	20,354,630	3.41
Bombora, Inc.	Internet Software and Services	LIBOR+5.00%, 5.50% floor, 3.75% PIK, 2.00% ETP, due 3/31/2025(4)(8)	3/31/2021	20,739,296	20,567,146	20,567,146	3.44
Brilliant Earth, LLC	Internet Retail	Tranche I: LIBOR+7.75%, 8.25% floor, 4.50% ETP, due 10/15/2023(8)	9/30/2019	35,000,000	36,004,878	35,819,614	5.99
		Tranche II: LIBOR+7.75%, 8.25% floor, 0.75% ETP, due 10/15/2023(8)	12/17/2020	30,000,000	30,030,341	30,702,526	5.14
Circadence Corporation	Application Software	LIBOR+9.50% PIK, 12.00% floor, 7.50% ETP, due 12/15/2022(4)(8)	12/20/2018	18,106,504	18,933,668	15,880,852	2.66
CloudPay, Inc.	Human Resource & Employment Services	LIBOR+8.75%, 9.25% floor, 2.00% ETP, due 8/17/2025(3)(8)(12)	8/17/2021	35,000,000	34,933,078	34,933,078	5.85
Dtex Systems, Inc.	Application Software	LIBOR+9.50%, 10.00% floor, 1.75% ETP, due 6/1/2025(8)	6/1/2021	10,000,000	9,963,462	9,963,462	1.67
Fidelis Cybersecurity, Inc.	Internet Software and Services	Tranche I: LIBOR+11.00%, 12.0% floor, 2.39% ETP, due 5/13/2024(8)	5/13/2021	13,641,254	13,621,567	13,670,516	2.29
		Tranche II: LIBOR+11.00%, 12.0% floor, 2.39% ETP, due 5/13/2024(8)	3/25/2022	10,000,000	9,869,924	9,869,924	1.65
FiscalNote, Inc.	Application Software	Tranche I: LIBOR+9.25%, 9.75% floor, 5.00% ETP, due 8/21/2023(8)	10/19/2020	45,000,000	45,806,374	45,806,374	7.67
		Tranche II: LIBOR+9.25%, 9.75% floor, due 8/21/2023(8)	9/30/2021	10,000,000	9,998,786	9,998,786	1.67
		Tranche III: LIBOR+9.25%, 9.75% floor, 3.75% ETP, due 8/21/2023(8)	3/28/2022	20,000,000	19,809,277	19,809,277	3.32
Gynesonics, Inc.	Health Care Technology	LIBOR+8.75%, 9.25% floor, 3.50% ETP, due 12/1/2025	12/1/2020	30,000,000	29,875,456	29,875,456	5.00
INRIX, Inc.	Internet Software and Services	LIBOR+9.00%, 9.50% floor, 2.50% ETP, due 11/15/2025(8)	11/15/2021	40,000,000	40,002,577	40,002,577	6.69
Intellisite Holdings, Inc. (dba Epic IO Technologies, Inc.)	Electronic Equipment & Instruments	Tranche I: LIBOR+9.75%, 10.25% floor, 2.00% ETP, due 12/17/2025(8)	12/17/2021	19,000,000	18,582,428	18,582,428	3.11
		Tranche II: LIBOR+9.75%, 10.25% floor, 2.00% ETP, due 12/17/2025(8)	2/28/2022	3,000,000	2,964,303	2,964,303	0.49
		Tranche III:LIBOR+9.75%, 10.25% floor, 2.00% ETP, due 12/17/2025(8)	3/29/2022	3,000,000	2,961,645	2,961,645	0.49

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited) – (continued)

March 31, 2022

							% of
			Acquisition	Principal/			Net
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(9)	Date	Shares	Cost	Fair Value(2),(6)	Assets
Non-Control/Non-Affiliate Investments (continued)
Senior Secured Term Loans (continued)
Marley Spoon AG	Internet Retail	Tranche I: LIBOR+8.50%, 1.25% PIK, 9.00% floor, due 6/15/2025(3)(4)(11)	6/30/2021	$26,525,583	$26,180,576	$26,180,576	4.38%
		Tranche II: LIBOR+8.50%, 1.25% PIK, 9.00% floor, due 6/15/2025(3)(4)(11)	12/29/2021	8,121,393	8,048,767	8,048,767	1.35
Mingle Healthcare Solutions, Inc.	Health Care Technology	LIBOR+9.50%, 11.75% floor, .25% PIK, 10.00% ETP, due 8/15/2022(4)(8)	8/15/2018	3,960,958	4,512,175	4,306,777	0.72
Mustang Bio, Inc.	Biotechnology	LIBOR+8.75%, 9.25% floor, 3.50% ETP, due 4/15/2027	3/4/2022	30,000,000	29,411,380	29,411,511	4.92
Revelle Aesthetics, Inc.	Health Care Equipment	Prime+5.50%, 8.75% floor, 4.00% ETP, due 4/1/2027	3/30/2022	12,500,000	12,249,261	12,249,261	2.05
Route 92 Medical, Inc.	Health Care Technology	LIBOR+8.48%, 8.98% floor, 3.95% ETP, due 7/1/2026	8/17/2021	13,000,000	12,713,871	12,713,871	2.13
SetPoint Medical Corporation	Health Care Technology	LIBOR+8.75%, 9.25% floor, 4.00% ETP, due 12/1/2025	6/29/2021	10,000,000	9,978,131	9,978,131	1.67
ShareThis, Inc.	Data Processing & Outsourced Services	Tranche I: LIBOR+9.25%, 11.60% floor, 3.00% ETP, due 7/15/2023(8)	12/3/2018	19,250,000	19,461,152	19,461,151	3.26
		Tranche II: LIBOR+9.25%, 11.60% floor, 3.00% ETP, due 7/15/2023(8)	1/7/2019	750,000	756,830	756,829	0.13
		Tranche III: LIBOR+9.25%, 11.60% floor, 3.00% ETP, due 7/15/2023(8)	7/24/2019	1,000,000	1,006,006	1,006,006	0.17
		Tranche IV: LIBOR+8.25%, 10.60% floor, 3.00% ETP, due 7/15/2023(8)	8/18/2020	1,000,000	1,017,655	1,017,655	0.17
Snagajob.com, Inc.	Human Resource & Employment Services	LIBOR+8.50%, 9.00% floor, 2.75% ETP, due 9/1/2025	9/29/2021	37,315,385	36,947,453	36,947,453	6.18
Turning Tech Intermediate, Inc.	Education Services	Tranche I: LIBOR+8.50%, 9.00% floor, 3.00% ETP, due 12/14/2025	6/22/2021	20,000,000	20,141,739	20,141,739	3.37
		Tranche II: LIBOR+8.50%, 9.00% floor, 3.00% ETP, due 12/14/2025	3/28/2022	5,000,000	5,000,468	5,000,468	0.84
VERO Biotech LLC	Health Care Technology	Tranche I: LIBOR+9.05%, 9.55% floor, 3.00% ETP, due 12/1/2024(8)	12/29/2020	25,000,000	24,784,302	24,784,302	4.15
		Tranche II: LIBOR+9.05%, 9.55% floor, 3.00% ETP, due 12/1/2024(8)	3/30/2021	15,000,000	15,034,702	15,034,702	2.52
VTX Intermediate Holdings, Inc. (dba VertexOne)	Application Software	LIBOR+9.00%, 9.50% floor, 4.50% ETP, due 12/28/2026	12/28/2021	75,000,000	74,432,119	74,432,119	12.46
Total Senior Secured Term Loans					670,504,546	668,322,569	111.86
Second Lien Term Loans
Dejero Labs Inc.	System Software	LIBOR+5.00%, 5.50 floor, 5.00% PIK, 3.00% ETP, due 12/22/2025(3)(4)(10)	12/22/2021	13,150,435	13,048,827	13,048,827	2.18
Total Second Lien Term Loans					13,048,827	13,048,827	2.18

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited) – (continued)

March 31, 2022

							% of
			Acquisition	Principal/			Net
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(9)	Date	Shares	Cost	Fair Value(2),(6)	Assets
Non-Control/Non-Affiliate Investments (continued)
Preferred Stocks(7)
Aria Systems, Inc.	Application Software	Series G Preferred Stock	7/10/2018	289,419	$250,000	$432,770	0.07%
CareCloud, Inc.	Health Care Technology	11% Series A Cumulative Redeemable Perpetual Preferred Stock (15)(17)	1/8/2020	462,064	12,131,866	12,064,491	2.02
Total Preferred Stocks					12,381,866	12,497,261	2.09
Common Stocks(7)
Brilliant Earth Group, Inc.	Internet Retail	Class A Common Stock (15)	9/22/2021	526,845	984,036	5,421,235	0.91
Porch Group, Inc.	Application Software	Common Stock (15)(17)	12/21/2021	1,429	—	9,924	—
Quantum Corporation	Technology Hardware, Storage & Peripherals	Common Stock (3)(15)(17)	8/13/2021	459,720	2,606,612	1,043,564	0.17
zSpace, Inc.	Technology Hardware, Storage & Peripherals	Common Stock	12/31/2020	6,078,499	1,119,096	—	—
Total Common Stocks					4,709,744	6,474,723	1.08
Warrants(7)
3DNA Corp. (dba NationBuilder)	Application Software	Warrant for Series C-1 Preferred Stock, exercise price $1.46432/share, expires 12/28/2028	12/28/2018	273,164	104,138	—	—
AllClear ID, Inc.	Specialized Consumer Services	Warrant for Common Stock, exercise price $0.01/share, expires 9/1/2027	9/1/2017	870,514	1,749,733	816,542	0.14
Allurion Technologies, Inc.	Health Care Technology	Warrant for Series C Preferred Stock, exercise price $6.58/share, expires 3/30/2031	3/30/2021	132,978	282,462	683,270	0.11
Aria Systems, Inc.	Application Software	Warrant for Series G Preferred Stock, exercise price $0.8638/share, expires 6/29/2028	6/29/2018	2,387,705	1,047,581	3,570,353	0.60
Aspen Group Inc.	Education Services	Warrant for Common Stock, exercise price $6.87/share, expires 7/25/2022	7/25/2017	224,174	583,301	—	—
Bombora, Inc.	Internet Software and Services	Warrant for Common Stock, exercise price $3.29/share, expires 3/31/2031	3/31/2021	121,581	174,500	277,689	0.05
CareCloud, Inc.	Health Care Technology	Warrant for Common Stock, exercise price $10.00/share, expires 1/8/2023	1/8/2020	1,000,000	837,000	99,000	0.02
Circadence Corporation	Application Software	Warrant for Series A-6 Preferred Stock, exercise price $1.17/share, expires 12/20/2028	12/20/2018	1,538,462	3,630,000	809,768	0.14
		Warrant for Series A-6 Preferred Stock, exercise price $1.17/share, expires 10/31/2029	10/31/2019	384,615	845,540	202,442	0.03

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited) – (continued)

March 31, 2022

							% of
			Acquisition	Principal/			Net
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(9)	Date	Shares	Cost	Fair Value(2),(6)	Assets
Non-Control/Non-Affiliate Investments (continued)
Warrants(7) (continued)
CloudPay, Inc.	Human Resource & Employment Services	Warrant for Series B Preferred Stock, exercise price $66.53/share, expires 6/30/2030(3)(12)	6/30/2020	11,273	$217,500	$918,637	0.15%
		Warrant for Series D Preferred Stock, exercise price $171.3182/share, expires 8/17/2031(3)(12)	8/17/2021	1,751	31,035	60,907	0.01
Credit Sesame, Inc.	Specialized Consumer Services	Warrant for Common Stock, exercise price $0.01/share, expires 1/7/2030	1/7/2020	191,601	424,800	1,439,532	0.24
Dejero Labs Inc.	System Software	Warrant for Common Stock, exercise price $0.01/share, expires 5/31/2029(3)(10)	5/31/2019	333,621	192,499	416,233	0.07
Dtex Systems, Inc.	Application Software	Warrant for Series C-Prime Preferred Stock, exercise price $0.6000/share, expires 6/1/2025	6/1/2018	500,000	59,000	282,534	0.05
		Warrant for Series C-Prime Preferred Stock, exercise price $0.6000/share, expires 7/11/2026	7/11/2019	833,333	114,719	470,890	0.08
Epic IO Technologies, Inc.	Electronic Equipment & Instruments	Success fee, expires 12/17/2024(13)	12/17/2021	—	312,498	321,603	0.05
Fidelis Cybersecurity, Inc.	Internet Software and Services	Warrant for Common Stock, exercise price $0.01/share, expires 3/25/2032(16)	3/25/2022	—	79,464	79,464	0.01
FiscalNote, Inc.	Application Software	Warrant for Common Stock, exercise price $0.01/share, expires 10/19/2030	10/19/2020	194,673	438,014	2,248,172	0.38
Gynesonics, Inc.	Health Care Technology	Warrant for Series G Convertible Preferred Stock, exercise price $0.04021/share, expires 11/19/2031	11/19/2021	16,786,869	128,142	218,788	0.04
INRIX, Inc.	Internet Software and Services	Warrant for Common Stock, exercise price $9.29/share, expires 7/26/2029	7/26/2019	150,804	522,083	1,929,520	0.32
Longtail Ad Solutions, Inc. (dba JW Player)	Internet Software and Services	Warrant for Common Stock, exercise price $1.49/share, expires 12/12/2029	12/12/2019	387,596	46,552	365,891	0.06
Massdrop, Inc.	Computer & Electronics Retail	Warrant for Series B Preferred Stock, exercise price $1.1938/share, expires 7/22/2029	7/22/2019	848,093	183,188	147,837	0.03
Mingle Healthcare Solutions, Inc.	Health Care Technology	Warrant for Series AA Preferred Stock, exercise price $0.24/share, expires 8/15/2028	8/15/2018	1,625,000	492,375	—	—
Mustang Bio, Inc.	Biotechnology	Warrant for Common Stock, exercise price $0.8021/share, expires 3/4/2032	3/4/2022	748,036	315,000	420,009	0.07
Porch Group, Inc.	Application Software	Earnout, expires 12/23/2023(13)(15)	12/23/2020	—	—	—	—

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited) – (continued)

March 31, 2022

							% of
			Acquisition	Principal/			Net
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(9)	Date	Shares	Cost	Fair Value(2),(6)	Assets
Non-Control/Non-Affiliate Investments (continued)
Warrants(7) (continued)
RealWear, Inc.	Technology Hardware, Storage & Peripherals	Warrant for Series A Preferred Stock, exercise price $4.4464/share, expires 10/5/2028	10/5/2018	$112,451	$135,841	$368,672	0.06%
		Warrant for Series A Preferred Stock, exercise price $4.4464/share, expires 12/28/2028	12/28/2018	22,491	25,248	73,737	0.01
		Warrant for Series A Preferred Stock, exercise price $6.78/share, expires 6/27/2029	6/27/2019	123,894	380,850	406,188	0.07
Revelle Aesthetics, Inc.	Health Care Equipment	Warrant for Series A-2 Preferred Stock, exercise price $2.1628/share, expires 3/30/2032	3/30/2022	115,591	126,314	126,314	0.02
Route 92 Medical, Inc.	Health Care Technology	Success fee, expires 8/17/2031(13)	8/17/2021	—	248,118	253,008	0.04
Scale Computing, Inc.	Systems Software	Warrant for Common Stock, exercise price $0.80/share, expires 3/29/2029	3/29/2019	9,665,667	345,816	—	—
SetPoint Medical Corporation	Health Care Technology	Warrant for Series B' Preferred Stock, exercise price $1.00/share, expires 6/29/2031	6/29/2021	400,000	14,060	20,051	—
ShareThis, Inc.	Data Processing & Outsourced Services	Warrant for Series D-3 Preferred Stock, exercise price $2.4320/share, expires 12/3/2028	12/3/2018	647,615	2,162,000	2,333,333	0.39
Snagajob.com, Inc.	Human Resource & Employment Services	Warrant for Series B-1 Preferred Stock, exercise price $1.30/share, expires 9/29/31	9/29/2021	763,269	342,716	421,741	0.07
STN Video Inc.	Advertising	Warrant for Class B Non-Voting Stock, exercise price $0.67/share, expires 6/30/2027(3)	6/30/2017	191,500	246,461	—	—
VERO Biotech LLC	Health Care Technology	Success fee, expires 12/29/2025(13)	12/29/2020	—	376,500	506,394	0.09
Total Warrants					17,215,048	20,288,519	3.40
Total Non-Control/Non-Affiliate Investments					717,860,031	720,631,899	120.61
Affiliate Investments(18)
Senior Secured Term Loans
Coginiti Corp (f/k/a Aginity, Inc.)	Application Software	LIBOR+9.50% PIK, 10.81% floor, due 12/15/2022(4)	3/24/2020	500,000	500,000	500,000	0.08
Total Senior Secured Term Loans					500,000	500,000	0.08
Common Stocks(7)
Coginiti Corp (f/k/a Aginity, Inc.)	Application Software	Common Stock	3/9/2020	1,040,160	4,551,235	1,348,774	0.23
Total Common Stocks					4,551,235	1,348,774	0.23
Warrants(7)
Coginiti Corp (f/k/a Aginity, Inc.)	Application Software	Warrant for Common Stock, exercise price $0.01/share, expires 3/9/2030	3/9/2020	811,770	—	1,045,919	0.18%
Total Warrants					—	1,045,919	0.18
Total Affiliate Investments					5,051,235	2,894,693	0.49

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited) – (continued)

March 31, 2022

							% of
			Acquisition	Principal/			Net
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(9)	Date	Shares	Cost	Fair Value(2),(6)	Assets
Control Investments(14)
Senior Secured Term Loans
Mojix, Inc.	Application Software	Tranche I: LIBOR+12.00% , 12.00% cash cap, 5% ETP, due 1/15/2025(8)	5/16/2017	$8,152,731	$8,486,350	$8,396,072	1.41%
		Tranche II: LIBOR+12.00% , 12.00% cash cap, 5% ETP, due 1/15/2025(8)	8/3/2017	2,717,578	2,817,536	2,798,692	0.47
		Tranche III: LIBOR+12.00% , 12.00% cash cap, 5% ETP, due 1/15/2025(8)	7/6/2018	678,708	703,708	698,966	0.12
		Tranche IV: LIBOR+12.00% , 12.00% cash cap, 5% ETP, due 1/15/2025(8)	9/5/2018	677,761	705,531	697,991	0.12
		Tranche V: LIBOR+12.00% , 12.00% cash cap, 5% ETP, due 1/15/2025(8)	1/28/2019	1,349,701	1,399,916	1,389,987	0.23
		Tranche VI: LIBOR+12.00% , 12.00% cash cap, 5% ETP, due 1/15/2025(8)	12/18/2019	1,089,800	1,089,800	1,122,328	0.19
Pivot3 Holdings, Inc.	Data Processing & Outsourced Services	LIBOR+8.50% PIK, 11.00% floor, 4.00% ETP, due 11/15/2022(4)(7)	5/13/2019	18,598,265	19,172,352	14,649,788	2.45
Total Senior Secured Term Loans					34,375,194	29,753,824	4.98
Preferred Stocks(7)
Mojix, Inc.	Application Software	Series A-1 Preferred Stock	12/14/2020	67,114,092	800,000	1,008,954	0.17
Pivot3 Holdings, Inc.	Data Processing & Outsourced Services	Series 1 Preferred Stock	1/27/2021	2,675,585	2,000,000	—	—
Total Preferred Stocks					2,800,000	1,008,954	0.17
Warrants(7)
Mojix, Inc.	Application Software	Warrant for Common Stock, exercise price $1.286/share, expires 12/13/2030	12/14/2020	2,349	119,320	—	—
		Warrant for Common Stock, exercise price $2.1286/share, expires 12/13/2030	12/14/2020	5,873	298,325	—	—
		Warrant for Common Stock, exercise price $5.57338/share, expires 12/13/2030	12/14/2020	394,733	828,522	—	—
Total Warrants					1,246,167	—	—
Total Control Investments					38,421,361	30,762,778	5.15
Total Investments					$761,332,627	$754,289,370	126.25%

(1)	Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates, as applicable. Unless otherwise indicated, all of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to the 3-Month London Interbank Offered Rate (“LIBOR”) or the U.S. Prime Rate. At March 31, 2022, the 3-Month LIBOR was 0.96% and the U.S. Prime Rate was 3.50%.
(2)	The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and, therefore, except as otherwise noted, are subject to limitation on resale, may be deemed to be “restricted securities” under the Securities Act, and were valued at fair value as determined in good faith by the Company’s Board of Directors.

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited) – (continued)

March 31, 2022

(3)	Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Non-qualifying assets at fair value represent 11.89% of total assets as of March 31, 2022. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying assets until such time as it complies with the requirements of Section 55(a) of the 1940 Act.
(4)	Represents a PIK security. PIK interest is accrued and will be paid at maturity.
(5)	Disclosures of end-of-term-payments (“ETP”) are one-time payments stated as a percentage of original principal amount.
(6)	Investments are held at Fair Value net of the Fair Value of Unfunded Commitments. See Note 3 for additional detail.
(7)	Investments are non-income producing.
(8)	The investment is an eligible loan investment in the collateral under the Credit Agreement (as defined in Note 10).
(9)	All investments are domiciled in the United States, unless otherwise noted.
(10)	Investment is domiciled in Canada.
(11)	Investment is domiciled in Germany.
(12)	Investment is domiciled in the United Kingdom.
(13)	Investment is either a cash success fee payable or earnout of shares based on the consummation of certain trigger events.
(14)	Control investment, as defined under the 1940 Act, in which the Company owns more than 25% of the investment’s voting securities or has greater than 50% representation on its board.
(15)	Investment is publicly traded and listed on NASDAQ.
(16)	The warrant count is based upon a percentage of ownership of Fidelis Cybersecurity, Inc.
(17)	Investment is not a “restricted security” under the Securities Act.
(18)	Affiliate investment as defined under the 1940 Act in which the Company owns between 5% and 25% (inclusive) of the voting securities and does not have rights to maintain greater than 50% of the board representation.

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited) – (continued)

March 31, 2022

The Company classifies its investment portfolio in accordance with the requirements of the 1940 Act. Control investments are investments in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Affiliate investments are investments in which the Company owns between 5% and 25% (inclusive) of the voting securities and does not have rights to maintain greater than 50% of the board representation. Transactions related to the Company’s affiliate and control investments during the three months ended March 31, 2022 are as follows:

		For the three months ended March 31, 2022 (Unaudited)
		Amount of	Fair Value			Net	Net Change in	Fair Value
		Investment	as of			Realized	Unrealized	as of
		Income Earned	December 31,	Gross	Gross	Gains	Appreciation	March 31,
Portfolio Company	Investment Description	2022	2021	Additions(1)	Reductions(2)	(Losses)	(Depreciation)	2022(3)
Affiliate Investments
Senior Secured Term Loans
Coginiti Corp (f/k/a Aginity, Inc.)	LIBOR+9.50% PIK, 10.81% floor, due 12/15/2022	$89,602	$—	$923,570	$(423,570)	$—	$—	$500,000
Total Senior Secured Term Loans		89,602	—	923,570	(423,570)	—	—	500,000
Common Stocks
Coginiti Corp (f/k/a Aginity, Inc.)	Common Stock	—	—	4,551,235	—	—	(3,202,461)	1,348,774
Total Common Stocks		—	—	4,551,235	—	—	(3,202,461)	1,348,774
Warrants
Coginiti Corp (f/k/a Aginity, Inc.)	Warrant for Common Stock, exercise price $0.01/share, expires 3/9/2030	—	—	1,009,216	—	—	36,703	1,045,919
Total Warrants		—	—	1,009,216	—	—	36,703	1,045,919
Total Affiliate Investments		$89,602	$—	$6,484,021	$(423,570)	$—	$(3,165,758)	$2,894,693
Control Investments
Senior Secured Term Loans
Mojix, Inc.	Tranche I: LIBOR+12.00% , 12.00% cash cap, 5% ETP, due 1/15/2025	$461,362	$7,567,610	$1,987,300	$—	$—	$(1,158,838)	$8,396,072
	Tranche II: LIBOR+12.00% , 12.00% cash cap, 5% ETP, due 1/15/2025	151,758	2,522,537	647,467	—	—	(371,312)	2,798,692
	Tranche III: LIBOR+12.00% , 12.00% cash cap, 5% ETP, due 1/15/2025	37,755	629,997	159,925	—	—	(90,956)	698,966
	Tranche IV: LIBOR+12.00% , 12.00% cash cap, 5% ETP, due 1/15/2025	37,772	629,118	160,546	—	—	(91,673)	697,991
	Tranche V: LIBOR+12.00% , 12.00% cash cap, 5% ETP, due 1/15/2025	75,787	1,252,833	326,620	—	—	(189,466)	1,389,987
	Tranche VI: LIBOR+12.00% , 12.00% cash cap, 5% ETP, due 1/15/2025	60,299	1,008,093	265,657	—	—	(151,422)	1,122,328
Pivot3 Holdings, Inc.	LIBOR+8.50% PIK, 11.00% floor, due 11/15/2022	—	14,649,788	—	—	—	—	14,649,788
Total Senior Secured Term Loans		824,733	28,259,976	3,547,515	—	—	(2,053,667)	29,753,824
Preferred Stocks
Mojix, Inc.	Series A-1 Preferred Stock	—	870,395	—	—	—	138,559	1,008,954
Pivot3 Holdings, Inc.	Series 1 Preferred Stock	—	—	—	—	—	—	—
Total Preferred Stocks		—	870,395	—	—	—	138,559	1,008,954
Warrants
Mojix, Inc.	Warrant for Common Stock, exercise price $1.286/share, expires 12/13/2030	—	—	—	—	—	—	—
	Warrant for Common Stock, exercise price $2.1286/share, expires 12/13/2030	—	—	—	—	—	—	—
	Warrant for Common Stock, exercise price $5.57338/share, expires 12/13/2030	—	—	—	—	—	—	—
Total Warrants		—	—	—	—	—	—	—
Total Control Investments		$824,733	$29,130,371	$3,547,515	$—	$—	$(1,915,108)	$30,762,778

(1)	Gross additions includes increases in the basis of investments resulting from new portfolio investments, PIK interest, accretion of original issue discount (“OID”), the exchange of one or more existing investments for one or more new investments and the movement of an existing portfolio company into this category from a different category.
(2)	Gross reductions include decreases in the basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing investments for one or more new investments and the movement of an existing portfolio company out of this category into a different category.
(3)	All investments in the portfolio companies, which as of March 31, 2022 represented 5.64% of the Company’s net assets, are restricted as to resale and were valued at fair value as determined in good faith by the Company’s Board of Directors.

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited) – (continued)

March 31, 2022

The following tables show the fair value of our portfolio of investments (excluding any U.S. Treasury Bills held) by geographic region and industry as of March 31, 2022:

	March 31, 2022
	Investments at	Percentage of
Geographic Region	Fair Value	Net Assets
Western United States	$234,161,480	39.19%
Northeastern United States	228,184,001	38.19
South Central United States	75,248,661	12.60
Southeastern United States	65,155,378	10.91
Northwestern United States	42,790,618	7.16
United Kingdom	35,912,622	6.01
Germany	34,229,343	5.73
Midwestern United States	25,142,207	4.21
Canada	13,465,060	2.25
Total	$754,289,370	126.25%

	March 31, 2022
	Investments at	Percentage of
Industry	Fair Value	Net Assets
Application Software	$202,925,406	33.96%
Healthcare Technology	135,981,528	22.76
Internet Retail	106,172,718	17.77
Internet Software & Services	86,762,727	14.52
Human Resource & Employment Services	73,281,816	12.27
Data Processing & Outsourced Services	39,224,762	6.57
Biotechnology	29,831,520	4.99
Education Services	25,142,207	4.21
Electronic Equipment & Instruments	24,829,979	4.16
System Software	13,465,060	2.25
Healthcare Equipment	12,375,575	2.07
Specialized Consumer Services	2,256,074	0.38
Technology Hardware, Storage & Peripherals	1,892,161	0.32
Computer & Electronics Retail	147,837	0.02
Total	$754,289,370	126.25%

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments

December 31, 2021

							% of
			Acquisition	Principal/			Net
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(10)	Date	Shares	Cost	Fair Value(2),(6)	Assets
Control Investments(15)
Senior Secured Term Loans(7),(8)
Mojix, Inc.	Application Software	Tranche I: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 1/15/2022 (4)	5/16/2017	$6,519,240	$6,502,036	$7,567,610	1.25%
		Tranche II: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 1/15/2022 (4)	8/3/2017	2,173,080	2,170,069	2,522,537	0.40
		Tranche III: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 1/15/2022 (4)	7/6/2018	542,721	543,783	629,997	0.10
		Tranche IV: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 1/15/2022 (4)	9/5/2018	541,964	542,215	629,118	0.10
		Tranche V: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 1/15/2022 (4)	1/28/2019	1,079,293	1,073,081	1,252,833	0.21
		Tranche VI: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 1/31/2022 (4)	12/18/2019	824,143	824,143	1,008,093	0.17
Pivot3 Holdings, Inc.	Data Processing & Outsourced Services	Tranche I: LIBOR+8.50% PIK, 11.00% floor, 4.00% ETP, due 11/15/2022 (4)	5/13/2019	18,598,265	19,172,352	14,649,788	2.42
Total Senior Secured Term Loans					30,827,679	28,259,976	4.66
Preferred Stocks(7)
Mojix, Inc.	Application Software	Series A-1 Preferred Stock	12/14/2020	67,114,092	800,000	870,395	0.14
Pivot3 Holdings, Inc.	Data Processing & Outsourced Services	Series 1 Preferred Stock	1/27/2021	2,675,585	2,000,000	—	—
Total Preferred Stocks					2,800,000	870,395	0.14
Warrants(7)
Mojix, Inc.	Application Software	Warrant for Common Stock, exercise price $1.286/share, expires 12/13/2030	12/14/2020	2,349	119,320	—	—
		Warrant for Common Stock, exercise price $2.1286/share, expires 12/13/2030	12/14/2020	5,873	298,325	—	—
		Warrant for Common Stock, exercise price $5.57338/share, expires 12/13/2030	12/14/2020	394,733	828,522	—	—
Total Warrants					1,246,167	—	—
Total Control Investments					34,873,846	29,130,371	4.80
Non-Control/Non-Affiliate Investments
Senior Secured Term Loans(8)
Aginity, Inc.	Application Software	Tranche I: LIBOR+9.50% PIK, 10.81% floor, due 12/15/2022 (4)	3/24/2020	899,054	899,054	899,054	0.15
		Tranche II: Fixed 6.50% PIK, due 3/9/2027 (4)	3/9/2020	4,472,419	4,472,419	2,348,809	0.39

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

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments – (continued)

December 31, 2021

							% of
			Acquisition	Principal/			Net
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(10)	Date	Shares	Cost	Fair Value(2),(6)	Assets
Non-Control/Non-Affiliate Investments (continued)
Common Stocks(7) (continued)
zSpace, Inc.	Technology Hardware, Storage & Peripherals	Common Stock	12/31/2020	6,078,499	$1,119,096	$—	—%
Total Common Stocks					4,709,744	11,463,865	1.89
Warrants(7)
Aginity, Inc.	Application Software	Warrant for Common Stock, exercise price $0.01/share, expires 3/9/2030	3/9/2020	811,770	—	1,009,216	0.17
AllClear ID, Inc.	Specialized Consumer Services	Warrant for Common Stock, exercise price $0.01/share, expires 9/1/2027	9/1/2017	870,514	1,749,733	898,370	0.15
Allurion Technologies, Inc.	Health Care Technology	Warrant for Series C Preferred Stock, exercise price $6.58/share, expires 3/30/2031	3/30/2021	132,978	282,462	638,313	0.11
Aria Systems, Inc.	Application Software	Warrant for Series G Preferred Stock, exercise price $0.8638/share, expires 6/29/2028	6/29/2018	2,387,705	1,047,581	3,811,702	0.63
Aspen Group Inc.	Education Services	Warrant for Common Stock, exercise price $6.87/share, expires 7/25/2022	7/25/2017	224,174	583,301	2,000	—
Bombora, Inc.	Internet Software and Services	Warrant for Common Stock, exercise price $3.29/share, expires 3/31/2031	3/31/2021	121,581	174,500	292,372	0.05
CareCloud, Inc.	Health Care Technology	Warrant for Common Stock, exercise price $7.50/share, expires 1/8/2022	1/8/2020	1,000,000	435,000	—	—
		Warrant for Common Stock, exercise price $10.00/share, expires 1/8/2023	1/8/2020	1,000,000	837,000	295,000	0.05
Circadence Corporation	Application Software	Warrant for Series A-6 Preferred Stock, exercise price $1.17/share, expires 12/20/2028	12/20/2018	1,538,462	3,630,000	808,617	0.13
		Warrant for Series A-6 Preferred Stock, exercise price $1.17/share, expires 10/31/2029	10/31/2019	384,615	845,540	202,154	0.03
CloudPay, Inc.	Human Resource & Employment Services	Warrant for Series B Preferred Stock, exercise price $66.53/share, expires 6/30/2030 (3)(13)	6/30/2020	11,273	217,500	807,139	0.13
		Warrant for Series D Preferred Stock, exercise price $171.3182/share, expires 8/17/2031 (3)(13)	8/17/2021	1,751	31,035	16,686	—
Credit Sesame, Inc.	Specialized Consumer Services	Warrant for Common Stock, exercise price $0.01/share, expires 1/7/2030	1/7/2020	191,601	424,800	1,578,981	0.26
CrossRoads Extremity Systems, LLC	Health Care Technology	Warrant for Series C Preferred Stock, exercise price $3.79/share, expires 6/29/2031	6/29/2021	69,261	94,888	209,843	0.03
Dejero Labs Inc.	System Software	Warrant for Common Stock, exercise price $0.01/share, expires 5/31/2029 (3)(11)	5/31/2019	333,621	192,499	574,831	0.10

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

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments – (continued)

December 31, 2021

							% of
			Acquisition	Principal/			Net
Portfolio Companies	Sub-Industry	Investment Description(1),(5),(10)	Date	Shares	Cost	Fair Value(2),(6)	Assets
Non-Control/Non-Affiliate Investments (continued)
Warrants(7) (continued)
SetPoint Medical Corporation	Health Care Technology	Warrant for Series B' Preferred Stock, exercise price $1.00/share, expires 6/29/2031	6/29/2021	400,000	$14,060	$20,051	—%
ShareThis, Inc.	Data Processing & Outsourced Services	Warrant for Series D-3 Preferred Stock, exercise price $2.4320/share, expires 12/3/2028	12/3/2018	647,615	2,162,000	2,162,000	0.36
Snagajob.com, Inc.	Human Resource & Employment Services	Warrant for Series B-1 Preferred Stock, exercise price $1.30/share, expires 9/29/31	9/29/2021	763,269	342,716	334,353	0.06
STN Video Inc.	Advertising	Warrant for Class B Non-Voting Stock, exercise price $0.67/share, expires 6/30/2027	6/30/2017	191,500	246,461	—	—
VERO Biotech LLC	Health Care Technology	Success fee, expires 12/29/2025 (14)	12/29/2020	—	376,500	485,311	0.08
Total Warrants					17,146,974	20,087,550	$ 3.32
Total Non-Control/Non-Affiliate Investments					647,448,895	655,384,403	$ 108.12
U.S. Treasury
		U.S. Treasury Bill, 0.033%, due 1/11/2022 (9)	12/30/2021	45,000,000	45,001,250	45,001,500	7.42
Total U.S.Treasury					45,001,250	45,001,500	7.42
Total Investments					$727,323,991	$729,516,274	120.34%

(1)	Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates, as applicable. Unless otherwise indicated, all of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to the 3-Month London Interbank Offered Rate (“LIBOR”) or the U.S. Prime Rate. At December 31, 2021, the 3-Month LIBOR was 0.21% and the U.S. Prime Rate was 3.25%.
(2)	The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and, therefore, except as otherwise noted, are subject to limitation on resale, may be deemed to be “restricted securities” under the Securities Act, and were valued at fair value as determined in good faith by the Company’s Board of Directors.
(3)	Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Non-qualifying assets at fair value represent 12.35% of total assets as of December 31, 2021. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying assets until such time as it complies with the requirements of Section 55(a) of the 1940 Act.
(4)Represents a PIK security. PIK interest is accrued and will be paid at maturity.
(5)	Disclosures of end-of-term-payments (“ETP”) are one-time payments stated as a percentage of original principal amount.
(6)	Investments are held at Fair Value net of the Fair Value of Unfunded Commitments. See Note 3 for additional detail.
(7)	Investments are non-income producing.
(8)	The Credit Agreement (as defined in Note 10) is secured by a perfected first priority security interest in each of the Company’s senior secured term loan investments, except for Pivot3 Holdings, Inc., Marley Spoon AG, Mojix, Inc., and The Kairn Corporation senior secured term loans.
(9)	Treasury bill with $45,000,000 par value purchased pursuant to a 0.25% reverse repurchase agreement with Goldman Sachs, dated December 30, 2021, due January 6, 2022, with a repurchase price of $44,774,963 collateralized by a 0.033% U.S. Treasury Bill due January 11, 2022 with a par value of $45,000,000 and fair value of $45,001,560.
(10)	All investments are domiciled in the United States, unless otherwise noted.
(11)	Investment is domiciled in Canada.
(12)	Investment is domiciled in Germany.
(13)	Investment is domiciled in the United Kingdom.

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments – (continued)

December 31, 2021

(14)	Investment is either a cash success fee payable or earnout of shares based on the consummation of certain trigger events.
(15)	Control investment, as defined under the 1940 Act, in which the Company owns more than 25% of the investment’s voting securities or has greater than 50% representation on its board.
(16)	Investment is publicly traded and listed on NASDAQ.
(17)	The warrant count is based upon a percentage of ownership of Fidelis Cybersecurity, Inc.
(18)	As a result of Brilliant Earth Group Inc.'s (the Public Company) IPO through an Up-C structure, the Company received a share of Class B common stock in Brilliant Earth Group, Inc. for every Class P unit it held in Brilliant Earth, LLC. On a one-to-one basis, both the Class B common stock and Class P unit can be surrendered for Class A common stock in the Public Company.
(19)	Investment is not a “restricted security” under the Securities Act.

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments – (continued)

December 31, 2021

The Company classifies its investment portfolio in accordance with the requirements of the 1940 Act. Control investments are investments in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Affiliate investments are investments in which the Company owns between 5% and 25% (inclusive) of the voting securities and does not have rights to maintain greater than 50% of the board representation. The Company’s affiliate and control investments as of December 31, 2021, along with the transactions during the year ended December 31, 2021 are as follows:

			For the Year Ended December 31, 2021
						Net Change in
		Fair Value			Net Realized	Unrealized	Fair Value
		as of	Gross	Gross	Gains	Appreciation	as of
Portfolio Company(4)	Investment Description	December 31, 2020	Additions(1)	Reductions(2)	(Losses)	(Depreciation)	December 31, 2021(3)
Control Investments
Senior Secured Term Loans
Mojix, Inc.	Tranche I: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 1/15/2022(4)	$4,913,150	$—	$—	$—	$2,654,460	$7,567,610
	Tranche II: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 1/15/2022(4)	1,637,717	—	—	—	884,820	2,522,537
	Tranche III: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 1/15/2022(4)	409,016	—	—	—	220,981	629,997
	Tranche IV: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 1/15/2022(4)	408,445	—	—	—	220,673	629,118
	Tranche V: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 1/15/2022(4)	813,382	—	—	—	439,451	1,252,833
	Tranche VI: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 1/31/2022(4)	779,370	—	(210,000)	—	438,723	1,008,093
	Tranche VII: LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 4/30/2021(4)	—	500,000	(500,000)	—	—	—
Pivot3 Holdings, Inc.	Tranche I: LIBOR+8.50% PIK, 11.00% floor, 4.00% ETP, due 11/15/2022	—	12,015,832	(3,994,885)	—	6,628,841	14,649,788
	Tranche II: LIBOR+8.50% PIK, 11.00% floor, due 11/15/2022	—	569,181	(1,080,984)	—	511,803	—
	Tranche III: LIBOR+8.50% PIK, 11.00% floor, 4.00% ETP, due 11/15/2022	—	1,330,538	(2,531,040)	—	1,200,502	—
Total Senior Secured Term Loans		8,961,080	14,415,551	(8,316,909)	—	13,200,254	28,259,976
Preferred Stocks
Mojix, Inc.	Series A-1 Preferred Stock	884,774	—	—	—	(14,379)	870,395
Pivot3 Holdings, Inc.	Series 1 Preferred Stock	—	—	—	—	—	—
Total Preferred Stocks		884,774	—	—	—	(14,379)	870,395
Warrants
Mojix, Inc.	Warrant for Common Stock, exercise price $1.286/share, expires 12/13/2030	—	—	—	—	—	—
	Warrant for Common Stock, exercise price $2.1286/share, expires 12/13/2030	—	—	—	—	—	—
	Warrant for Common Stock, exercise price $5.57338/share, expires 12/13/2030	—	—	—	—	—	—
Total Warrants		—	—	—	—	—	—
Total Control investments		$9,845,854	$14,415,551	$(8,316,909)	$—	$13,185,875	$29,130,371

(1)	Gross additions includes increases in the basis of investments resulting from new portfolio investments, PIK interest, accretion of original issue discount (“OID”), the exchange of one or more existing investments for one or more new investments and the movement of an existing portfolio company into this category from a different category.
(2)	Gross reductions include decreases in the basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing Investments for one or more new investments and the movement of an existing portfolio company out of this category into a different category.
(3)	All investments in the portfolio company, which as of December 31, 2021 represented 4.81% of the Company’s net assets, are restricted as to resale and were valued at fair value as determined in good faith by the Company’s Board of Directors.
(4)	For the year ended December 31, 2021, the Company earned no investment income from control investments, except for $117,340 from Pivot3 Holdings, Inc.

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

In October 2015, in connection with the Company’s formation, the Company issued and sold 1,667 shares of common stock to R. David Spreng, the President and Chief Executive Officer of the Company and Chairman of the Company’s Board of Directors, for an aggregate purchase price of $25,000. The sale of shares of common stock was approved by the unanimous consent of the Company’s sole director at the time. On December 1, 2017, the Company completed its initial private offering (“Initial Private Offering”), in which the Company issued 18,241,157 shares of its common stock to stockholders for a total purchase price of $275,000,000 in reliance on exemptions from the registration requirements of the Securities Act, and other applicable securities laws.

As of March 31, 2022, the Company had completed multiple closings under its second private offering (the “Second Private Offering”) and had accepted aggregate capital commitments of $181,673,500. As of March 31, 2022, in connection with the Second Private Offering the Company has issued 9,617,379 shares of its common stock for a total purchase price of $144,260,683. Concurrent with the IPO (as defined below), all undrawn commitments under the Second Private Offering were cancelled.

On October 25, 2021, the Company closed its initial public offering ("IPO"), issuing 6,850,000 shares of its common stock at a public offering price of $14.60 per share. Net of underwriting fees and offering costs, the Company received net cash proceeds of $93.0 million. The Company’s common stock began trading on the Nasdaq Global Select Market under the symbol “RWAY” on October 21, 2021.

As of March 31, 2022, the Company has issued 22,564 shares as an additional direct investment by Runway Growth Holdings LLC, an affiliate of RGC, at a per-share price of $15.00 for total proceeds of $338,453 in a private offering pursuant to an exemption from registration under Regulation D of the Securities Act.

As of March 31, 2022, the Company has issued an additional 6,647,847 shares as part of the dividend reinvestment plan. For more information, see “Note 6 – Net Assets.”

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

In the opinion of management, all adjustments, all of which were of a normal recurring nature, considered necessary for the fair presentation of financial statements for the interim period have been included. The results of operations for the current interim period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2022, including the impact of the coronavirus (“COVID 19”) pandemic thereon. The interim unaudited financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10 K, as modified by the annual report on Form 10-K/A for the year ended December 31, 2021, filed with the SEC on March 2, 2022 and March 14, 2022, respectively.

Certain items in the March 31, 2021 financial statements have been reclassified to conform to the March 31, 2022 presentation with no net effect on the net increase in net assets resulting from operations.

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

Deferred Debt Costs

The fees and expenses associated with opening the KeyBank credit facilities, including entering into the Credit Agreement (as defined below) (see “Note 10 – Borrowings”), and the issuance of the 2026 Senior Notes (as defined below) pursuant to the Note Purchase Agreement (as defined below) (See “Note 10 –Borrowings”) are being deferred and amortized as part of interest expense using the effective interest method over the term of the Credit Agreement and the Note Purchase Agreement in accordance with ASC 470, Debt. Debt issuance costs associated with the Credit Agreement and the Note Purchase Agreement are classified as a direct reduction of the carrying amount of borrowings with the Credit Agreement and the Note Purchase Agreement, unless there are no outstanding borrowings, in which case the debt issuance costs are presented as an asset.

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

The Company had no outstanding reverse repurchase agreements at March 31, 2022. Pursuant to a reverse repurchase agreement with Goldman Sachs which expired on January 6, 2022, the Company purchased a U.S. Treasury Bill, due January 11, 2022. The value of the related collateral that the Company received for this agreement was $45,001,500 at December 31, 2021. At

December 31, 2021, the repurchase liability was $44,774,963, which is reflected as “Reverse repurchase agreement” on the Statement of Assets and Liabilities.

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

Non-Accrual of Investments

Debt investments are placed on non-accrual status when principal, interest, and other obligations become materially past due or when there is reasonble doubt that principal, interest, and other obligations will be collected in full. At the point of non-accrual, the Company will generally cease recognizing interest income on the debt investment until all principal and interest due have been paid or the Company believes the borrower has demonstrated the ability to repay its current and future contractual obligations. Additionally, any OID associated with the debt investment is no longer accreted to interest income as of the date the loan is placed on non-accrual status. Any payments received on non-accrual loans are first applied to principal prior to recovery of any foregone interest or end of term payment fees. Non-accrual loans are restored to accrual status when past due principal or interest are paid, and, in management’s judgment are likely to remain current. The Company may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection such that the Company will be made whole on the investment, inclusive of interest and end of term payment fees.

As of March 31, 2022, and December 31, 2021, the Company has not written off any accrued and uncollected PIK interest and dividends. As of March 31, 2022, the Company had one loan to Pivot3 Holdings, Inc., representing an aggregate principal funded of $18,598,265 at a fair value of $14,649,788, on non-accrual status, which represents 2.45% of the Company’s net assets. The non-accrual loan as of March 31, 2022 had total interest of $1,870,522 that would have been accrued into income. Had the loan not been on non-accrual status, $1,691,927 would be payable, and $178,595 would be OID. As of December 31, 2021, the Company had six loans to Mojix, Inc. and one loan to Pivot3 Holdings, Inc., representing an aggregate principal funded of $30,278,707 at a fair market value of $28,259,976, on non-accrual status, which represents 4.66% of the Company’s net assets. The non-accrual loans as of December 31, 2021 had total interest of $4,760,387 that would have been accrued into income. Had the loans not been on non-accrual status, $4,064,620 would be payable, and $695,767 would be original issue discount. For the three months ended March 31, 2022, approximately 7.4%, of the Company’s total investment income was attributable to non-cash PIK interest and dividend income. For the three months ended March 31, 2021, approximately 5.8%, of the Company’s total investment income was attributable to non-cash PIK interest and dividend income.

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

Rule 2a-5 under the 1940 Act was adopted by the SEC in December 2020 and establishes a framework for determining fair value in good faith for purposes of the 1940 Act. The Company is evaluating the impact of adopting Rule 2a-5 on the financial statements and intends to comply with the new rule’s requirements on or before the compliance date in September 2022.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and accrued liabilities, approximate fair value due to their short-term nature. Fair value of the Company’s Credit Agreement is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. As of both March 31, 2022 and December 31, 2021, the Company believes that the carrying value of its Credit Agreement approximates fair value. The 2026 Senior Notes are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the notes. As of March 31, 2022, the Company believes that the carrying value of the 2026 Senior Notes approximates fair value.

Investment Classification

The Company is a non-diversified company within the meaning of the 1940 Act. The Company classifies its investments by level of control. As defined in the 1940 Act, control investments are those where the investor has the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual possesses, or has the right to acquire within 60 days or less, beneficial ownership of more than 25.0% of the voting securities of a company or maintains greater than 50% of the board representation. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through the possession outright, or via the right to acquire within 60 days or less, beneficial ownership between 5% and 25% (inclusive) of the voting securities and does not have rights to maintain greater than 50% of the board representation.

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

The Company accounts for income taxes in conformity with ASC Topic 740, Income Taxes ("ASC 740"). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the Financial Statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions deemed to meet a "more-likely-than-not" threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statements of Operations. There were no material uncertain income tax positions at March 31, 2022 or December 31, 2021. Although we file federal and state tax returns, our major tax jurisdiction is federal. The previous three tax year-ends and the interim tax period since then remain subject to examination by the Internal Revenue Service.

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

Per Share Information

Basic and diluted earnings per common share is calculated using the weighted-average number of common shares outstanding for the period presented. For the three months ended March 31, 2022 and 2021, basic and diluted earnings per share of common stock were the same because there were no potentially dilutive securities outstanding. Per share data is based on the weighted-average shares outstanding.

Distributions

The Company generally intends to distribute, out of assets legally available for distribution, substantially all of its available earnings, on a quarterly basis, subject to the discretion of the Board of Directors. For the three months ended March 31, 2022, the Company declared and paid dividends in the amount of $11,172,667, of which $3,753,085 was distributed in cash and the remainder distributed in shares to stockholders, purchased in the open market pursuant to the Company’s dividend reinvestment plan. For the three months ended March 31, 2021, the Company declared dividends in the amount of $11,623,199, of which $2,439,979 was distributable in cash and the remainder distributable in shares to stockholders pursuant to the Company’s dividend reinvestment plan.

Organization and Offering Costs

Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services and other fees pertaining to the Company’s organization, all of which are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s public and private offering materials as well as travel-related expenses related to the Company’s public and private offerings. Pursuant to the investment advisory agreement in place between the Company and RGC at the time of the Initial Private Offering, the Company and RGC agreed that organization and offering costs incurred in connection with the Initial Private Offering would be borne by the Company up to a maximum amount of $1,000,000, provided that the amount of such costs in excess of $1,000,000 would be paid by RGC. As of December 31, 2016, the Company had already incurred the maximum amount of $1,000,000 in organization and offering costs incurred in connection with the Initial Private Offering. As a result, for the three months ended March 31, 2022 and 2021, the Company did not incur any organization or offering expenses in connection with the Initial Private Offering.

Offering costs related to the Second Private Offering were accumulated and charged to additional paid in capital at the time of closing beginning in 2019. These offering costs related to the Second Private Offering are subject to a cap of $600,000, excluding placement agent fees which have no cap, of which the Company will bear the cost. As of each of March 31, 2022 and December 31, 2021, the Company had accumulated and recorded $651,991 of offering costs related to the Second Private Offering. As of each of

March 31, 2022 and December 31, 2021, $186,198 in placement agent fees had been incurred. Under the terms of the Second Private Offering, offering costs in excess of $600,000, excluding placement agent fees, will be reimbursed by RGC.

Offering costs related to the IPO were accumulated and charged to additional paid in capital at the time of closing in October 2021. As of each of March 31, 2022 and December 31, 2021, we had accumulated and recorded $6,970,599 of offering costs related to the Company’s IPO. The offering costs are fully born by the Company and include underwriting fees, legal fees, and other costs pertaining to the preparation of the Company’s offering materials as well as travel-related expenses.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848),” which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. ASU No. 2021-01 provides increased clarity as the Company continues to evaluate the transition of reference rates and is currently evaluating the impact of adopting ASU No. 2020-04 and 2021-01 on the financial statements. The Company did not utilize the optional expedients and exceptions provided in this guidance during the three months ended March 31, 2022 and 2021.

Note 3 – Commitments and Contingencies

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time.

At March 31, 2022, the Company had $230,984,615 in unfunded loan commitments to provide debt financing to its portfolio companies. The balance of unfunded commitments to extend financing as of March 31, 2022 was as follows:

Portfolio Company	Investment Type	March 31, 2022
Allurion Technologies, Inc.	Senior Secured Term Loan	$15,000,000
CloudPay, Inc.	Senior Secured Term Loan	10,000,000
Dtex Systems, Inc.	Senior Secured Term Loan	15,000,000
Gynesonics, Inc.	Senior Secured Term Loan	20,000,000
INRIX, Inc.	Senior Secured Term Loan	10,000,000
Intellisite Holdings, Inc. (dba Epic IO Technologies, Inc.)	Senior Secured Term Loan	5,000,000
Marley Spoon AG	Senior Secured Term Loan	11,700,000
Mustang Bio, Inc.	Senior Secured Term Loan	45,000,000
Revelle Aesthetics, Inc.	Senior Secured Term Loan	12,500,000
Route 92 Medical, Inc.	Senior Secured Term Loan	42,000,000
SetPoint Medical Corporation	Senior Secured Term Loan	25,000,000
ShareThis, Inc.	Senior Secured Term Loan	3,000,000
Snagajob.com, Inc.	Senior Secured Term Loan	6,784,615
VERO Biotech LLC	Senior Secured Term Loan	10,000,000
Total unused commitments to extend financing		$230,984,615

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

The Company’s management believes that its available cash balances, availability under the Credit Agreement provides sufficient funds to cover its unfunded commitments as of March 31, 2022. The Company has evaluated the expected net future cash flows related to unfunded commitments and determined the fair value to be zero as of March 31, 2022 and December 31, 2021.

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

Other Commitments and Contingencies

On February 24, 2022, the Board of Directors approved a repurchase program (the “Repurchase Program”) under which the Company may repurchase up to $25 million of its outstanding common stock. Under the Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board of Directors, the repurchase program will terminate 12-months from the date it was approved. As of March 31, 2022, 31,782 shares of our common stock were repurchased under the Repurchase Program for an aggregate repurchase price of $409,223.

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

Note 5 – Net Increase in Net Assets Resulting from Operations per Common Share

The following information sets forth the computation of basic income per common share for the three months ended March 31, 2022 and 2021:

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Net increase in net assets resulting from operations	$2,853,091	$9,371,328
Weighted-average shares outstanding for the period
Basic	41,375,187	31,505,254
Diluted	41,375,187	31,505,254
Per Share Data(1):
Basic and diluted income per common share
Basic	$0.07	$0.30
Diluted	$0.07	$0.30

(1)	Per share data is based on average weighted shares outstanding.

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

In connection with the Initial Private Offering, the Company issued 18,241,157 shares of our common stock to stockholders for a total purchase price of $275,000,000. Between June 14, 2019 and March 31, 2022, the Company accepted $181,673,500 in capital commitments under its Second Private Offering. As of March 31, 2022 and December 31, 2021, the Company had issued 9,617,379 shares of common stock for aggregate proceeds of $144,260,683 under the Second Private Offering. Concurrent with the IPO, all undrawn commitments under the Second Private Offering were cancelled.

As of March 31, 2022, the Company has issued 22,564 shares as an additional direct investment by Runway Growth Holdings LLC, an affiliate of RGC, at $15.00 per share for total proceeds of $338,453 in a private offering pursuant to an exemption from registration under Regulation D of the Securities Act.

During the three months ended March 31, 2022, the Company repurchased 31,782 shares for an aggregate purchase price of $409,223 in connection with its Repurchase Program and no shares were issued  in connection with the reinvestment of dividends. The following table summarizes capital activity during the three months ended March 31, 2022:

			Additional	Distributable	Total
	Common Stock		Paid-in	(Losses)	Net
	Shares	Amount	Capital	Earnings	Assets
Balance, beginning of period	41,380,614	$413,806	$606,047,671	$(266,986)	$606,194,491
Acquisition of treasury shares	(31,782)	(318)	(408,905)	—	(409,223)
Issuance of common stock	—	—	—	—	—
Reinvestment of dividends	—	—	—	—	—
Offering costs	—	—	—	—	—
Net investment income	—	—	—	12,459,893	12,459,893
Net realized gain (loss) on investments	—	—	—	(371,262)	(371,262)
Net change in unrealized appreciation
(depreciation) on investments	—	—	—	(9,235,540)	(9,235,540)
Dividends declared	—	—	—	(11,172,667)	(11,172,667)
Tax reconciliation of stockholders'
equity in accordance with U.S. GAAP	—	—	—	—	—
Balance, end of period	41,348,832	$413,488	$605,638,766	$(8,586,562)	$597,465,692

During the three months ended March 31, 2021, the Company issued 618,815 shares for $9,183,220 in connection with the reinvestment of dividends. The following table summarizes capital activity during the three months ended March 31, 2021:

			Additional	Distributable	Total
	Common Stock		Paid-in	(Losses)	Net
	Shares	Amount	Capital	Earnings	Assets
Balance, beginning of period	31,414,051	$314,140	$466,872,304	$(942,759)	$466,243,685
Issuance of common stock	20,461	205	306,706	—	306,911
Reinvestment of dividends	618,815	6,188	9,177,032	—	9,183,220
Offering costs	—	—	(4,521)	—	(4,521)
Net investment income	—	—	—	11,481,732	11,481,732
Net realized gain (loss) on investments	—	—	—	(199,223)	(199,223)
Net change in unrealized appreciation
(depreciation) on investments	—	—	—	(1,911,181)	(1,911,181)
Dividends declared	—	—	—	(11,623,199)	(11,623,199)
Tax reconciliation of stockholders'
equity in accordance with U.S. GAAP	—	—	—	—	—
Balance, end of period	32,053,327	$320,533	$476,351,521	$(3,194,630)	$473,477,424

The shares of common stock issued, the price per share and the proceeds raised, from inception through March 31, 2022, are detailed in the following table:

	Shares	Price Per	Gross
Issuance Date	Issued	Share	Proceeds
October 8, 2015	1,667	$15.00	$25,000
December 22, 2016	333,333	15.00	5,000,000
April 19, 2017	1,000,000	15.00	15,000,000
June 26, 2017	1,666,667	15.00	25,000,000
September 12, 2017	2,666,667	15.00	40,000,000
December 22, 2017	3,000,000	15.00	45,000,000
May 31, 2018(1)	70,563	14.82	1,045,570
August 31, 2018(1)	117,582	14.92	1,754,244
September 27, 2018	1,997,337	15.02	30,000,000
November 15, 2018(1)	202,779	15.07	3,055,498
January 14, 2019	4,344,964	15.19	66,000,000
March 26, 2019(1)	326,431	15.14	4,942,168
May 21, 2019(1)	374,783	15.13	5,670,467
May 24, 2019	3,232,189	15.16	49,000,000
July 16, 2019(1)	464,986	15.13	7,035,236
August 26, 2019(1)	480,121	14.76	7,088,143
October 15, 2019	1,666,667	15.00	25,000,000
November 12, 2019(1)	43,979	14.76	649,123
December 20, 2019	3,333,333	15.00	50,000,000
December 23, 2019(1)	487,166	14.52	7,073,650
March 20, 2020(1)	575,132	14.58	8,385,423
March 31, 2020	21,021	15.00	315,308
May 21, 2020(1)	529,020	14.25	7,538,541
August 6, 2020(1)	550,639	14.41	7,934,712
October 15, 2020	3,333,333	15.00	50,000,000
November 12, 2020(1)	593,692	14.46	8,584,772
March 19, 2021(1)	618,815	14.84	9,183,220
March 24, 2021	20,461	15.00	306,911
May 13, 2021(1)	637,127	14.77	9,410,371
August 12, 2021(1)	575,032	14.61	8,401,215
September 29, 2021	1,265,128	15.00	18,976,917
October 25, 2021	6,850,000	14.60	100,010,000
Total	41,380,614		$617,386,489

(1)	Shares were issued as part of the dividend reinvestment plan.

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

For purposes of the Advisory Agreement, a “Spin-Off transaction” includes either a transaction whereby (a) the Company offers its stockholders the option to elect to either (i) retain their ownership of shares of the Company’s common stock, or (ii) exchange their shares of the Company’s common stock for shares of common stock in a newly formed entity (the “Public Fund”) that will elect to be regulated as a BDC under the 1940 Act and treated as a RIC under Subchapter M of the Code (the “Public Fund Spin Off”); or (b) the Company completes a listing of the Company’s securities on any securities exchange (an “Exchange Listing”). The base management fee will be an amount equal to 0.40% (1.60% annualized) of the Company’s average daily Gross Assets (defined below) during the most recently completed calendar quarter for so long as the aggregate amount of Gross Assets of the Company as of the end of the most recently completed calendar quarter is equal or greater than $500,000,000 but less than $1,000,000,000. For purposes of the Advisory Agreement, “Gross Assets” is defined as the Company’s gross assets, including assets purchased with borrowed funds or other forms of leverage, as well as any PIK interest, as of the end of the most recently completed fiscal quarter. If the aggregate amount of the Company’s Gross Assets as of the end of the most recently completed calendar quarter is less than $500,000,000 the base management fee will be an amount equal to 0.4375% (1.75% annualized) of the Company’s average daily Gross Assets during the most recently completed calendar quarter. If the aggregate amount of the Company’s Gross Assets as of the end of the most recently completed calendar quarter is equal to or greater than $1,000,000,000, the base management fee will be an amount equal to 0.375% (1.50% annualized) of the Company’s average daily Gross Assets during the most recently completed calendar quarter.

RGC earned base management fees of $2,559,936 for the three months ended March 31, 2022, and $2,069,209 for the three months ended March 31, 2021, respectively.

Incentive Fee

The incentive fee, which provides RGC with a share of the income that RGC generates for the Company, consists of an investment-income component and a capital-gains component, which are largely independent of each other, with the result that one component may be payable even if the other is not.

Under the investment-income component (the “Income Incentive Fee”), the Company pays RGC each quarter an incentive fee with respect to the Company’s Pre-Incentive Fee net investment income. The Income Incentive Fee is calculated and payable quarterly in arrears based on the Pre-Incentive Fee net investment income for the immediately preceding fiscal quarter. Payments based on Pre-Incentive Fee net investment income will be based on the Pre-Incentive Fee net investment income earned for the quarter. For this purpose, “Pre-Incentive Fee net investment income” means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial and consulting fees or other fees that the Company receives from portfolio companies) that the Company accrues during the fiscal quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the amended and restated administration agreement with the Administrator (the “Administration Agreement”), and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee net investment income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with pay in kind interest and zero coupon securities), accrued income the Company has not yet received in cash; provided, however, that the portion of the Income Incentive Fee attributable to deferred interest features will be paid, only if and to the extent received in cash, and any accrual thereof will be reversed if and to the extent such interest is reversed in connection with any write off or similar treatment of the investment giving rise to any deferred interest accrual, applied in each case in the order such interest was accrued. Such subsequent payments in respect of previously accrued income will not reduce the amounts payable for any quarter pursuant to the calculation of the Income Incentive Fee described above. Pre-Incentive Fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

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

Prior to the consummation of the IPO, in the event that (a) the sum of the Company’s cumulative net realized losses since the date of the Company’s election to be regulated as a BDC exceeded 2.0% of the total non-control/non-affiliate investments made by the Company since the date of the Company’s election to be regulated as a BDC through the end of the quarter and (b) the Pre-Incentive Fee net investment income adjusted to include any realized capital gains and losses (“Adjusted Pre-Incentive Fee net investment income”), expressed as an annualized rate of return on the value of the Company’s average daily net assets (defined as total assets less liabilities), since the Company’s election to be regulated as a BDC through the end of the quarter was less than 10.0%, no Income Incentive Fee would be payable for such quarter until the first subsequent quarter in which either (x) the sum of the Company’s cumulative net realized losses since the date of the Company’s election to be regulated as a BDC was equal to or less than 2.0% of the total non-control/non-affiliate investments made by the Company since the date of the Company’s election to be regulated as a BDC through the end of such subsequent quarter or (y) the Adjusted Pre-Incentive Fee net investment income, expressed as an annualized rate of return on the value of the Company’s average daily net assets (defined as total assets less liabilities), since the Company’s election to be regulated as a BDC through the of the end of the quarter equals or exceeds 10.0%; provided, however, that in no event would any Income Incentive Fee be payable for any prior quarter after the three-year anniversary of the end of such quarter.

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

RGC earned incentive fees of $1,343,996 for the three months ended March 31, 2022; $1,056,223 of the incentive fees for the three months ended March 31, 2022 were earned, payable in cash, and $287,773 of the incentive fees for the three months ended

March 31, 2022 were accrued and generated from deferred interest (i.e., PIK interest and certain discount accretion) and are not payable pending receipt of cash by the Company. RGC earned incentive fees for the three  months ended March 31, 2021 of $975,704; $739,231 of the incentive fees for the three months ended March 31, 2021 were earned, payable in cash, and $236,473 of the incentive fees for the three  months ended March 31, 2021 were accrued and deferred (i.e., PIK interest and certain discount accretion) and are not payable pending receipt of cash by the Company. Both currently payable in cash, $1,142,175 and $2,493,508, and deferred incentive fees, $3,718,563 and $3,516,742, are included in accrued incentive fees on the Statements of Assets and Liabilities as of March 31, 2022 and December 31, 2021, respectively.

The capital gains incentive fee consists of fees related to realized gains, realized capital losses and unrealized capital depreciation. With respect to the incentive fee expense accrual related to the capital gains incentive fee, U.S. GAAP requires that the capital gains invective fee accrual consider the cumulative aggregate unrealized appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized appreciation were realized even though such unrealized appreciation is not permitted to be considered in calculating the fee actually payable under the Advisory Agreement. As of each of March 31, 2022 and December 31, 2021, there was no capital gains incentive fee accrued, earned or payable to RGC under the Advisory Agreement.

Spin-Off Incentive Fee

The Income Incentive Fee payable in connection with a Public Fund Spin-Off, including the IPO, as follows. The Income Incentive Fee is calculated as of the date of the completion of each Public Fund Spin-Off and will equal the amount of Income Incentive Fee that would be payable to RGC if (1) all of the Company’s investments were liquidated for their current value and any unamortized deferred portfolio investment-related fees would be deemed accelerated, (2) the proceeds from such liquidation were used to pay all of the Company’s outstanding liabilities, and (3) the remainder were distributed to the Company’s stockholders and paid as incentive fee in accordance with the Income Incentive Fee described in clauses (1) and (2) above for determining the amount of the Income Incentive Fee; provided, however, that in no event will the Income Incentive Fee paid in connection with the completion of the Public Fund Spin-Off (x) include the portion of the Income Incentive Fee attributable to deferred interest features of a particular investment that is not transferred pursuant to the Public Fund Spin-Off until such time as the deferred interest is received in cash, or (y) exceed 20.0% of the Company’s Pre-Incentive Fee net investment income accrued by the Company for the fiscal quarter as of the date of the completion of the Public-Fund Spin-Off. The Company will make the payment of the Income Incentive Fee paid in connection with the completion of the Public Fund Spin-Off in cash on or immediately following the date of the completion of the Public-Fund Spin-Off. After the Public Fund Spin-Off, all calculations relating to the incentive fee payable will be made beginning on the day immediately following the completion of the Public Fund Spin-Off without taking into account the exchanged shares of the Company’s common stock (or contributions, distributions or proceeds relating thereto).

The Capital Gains Fee is payable in respect of the exchanged shares of the Company’s common stock in connection with the Public Fund Spin-Off and is calculated as of the date of the completion of the Public Fund Spin-Off as if such date were a calendar year-end for purposes of calculating and paying the Capital Gains Fee.

No Income Incentive Fee or Capital Gains Fee is payable in connection with the Public Fund Spin-Off unless, on the date of the completion of the Public Fund Spin-Off, the sum of the Company’s (i) Pre-Incentive Fee net investment income and (ii) realized capital gains less realized capital losses and unrealized capital depreciation from the date of the Company’s election to be regulated as a BDC through, and including, the date of the completion of the Public Fund Spin-Off, is greater than 8.0% of the cumulative net investments made by the Company since the Company’s election to be regulated as a BDC.

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

The Company reimbursed the Administrator $288,108 during the three months ended March 31, 2022. As of March 31, 2022, the Company had accrued a net payable to the Administrator of $194,748. Of the total amount reimbursed and accrued during the three months ended March 31, 2022, $252,283 was related to overhead allocation expense. The Company reimbursed the Administrator $315,540 during the three months ended March 31, 2021. As of March 31, 2021, the Company accrued a net payable to the Administrator of $32,858. Of the total amount reimbursed and accrued during the three months ended March 31, 2021, $285,915 was related to overhead allocation expense. As of December 31, 2021, the Company had accrued a net payable to the Administrator of $221,243. Administration fees, which include fees payable by the Administrator to third-party service providers who provide additional administration services for the Company, were $168,573 for the three months ended March 31, 2022. Administration fees, which include fees payable by the Administrator to third-party service providers who provide additional administration services for the Company, were $148,100 for the three months ended March 31, 2021.

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

Oaktree Strategic Relationship

In connection with the strategic relationship, OCM purchased an aggregate of 14,571,334 shares of our common stock for an aggregate purchase price of $219.3 million in our Initial Private Offering and our Second Private Offering. As of March 31, 2022, OCM owns 21,129,668 shares of our common stock or approximately 51% of our total issued and outstanding shares. OCM has granted a proxy to us pursuant to which the shares held by OCM will be voted in the same proportion as our other stockholders vote their shares.

In connection with OCM’s commitment, the Company entered into a stockholder agreement, dated December 15, 2016, with OCM, pursuant to which OCM has a right to nominate a member of the Company’s Board of Directors for election for so long as OCM holds shares of the Company’s common stock in an amount equal to, in the aggregate, at least one-third (33%) of OCM’s initial $125 million capital commitment. Brian Laibow, Co-Head of North America & Managing Director Opportunities Funds, serves on the Company’s Board of Directors as OCM’s director nominee and is considered an interested director. OCM also holds a minority interest in RGC and has the right to appoint a member of RGC’s board of managers and a member of RGC’s investment committee. Brian Laibow is OCM’s appointee to RGC’s board of managers and investment committee. OCM also purchased additional equity in RGC in connection with its commitment to the Company.

Note 8 – Fair Value Measurements

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820. See Note 2 for discussion of the Company’s valuation policies.

The following tables present information about the Company’s assets and liabilities measured at fair value as of March 31, 2022 and December 31, 2021, respectively:

	As of March 31, 2022 (Unaudited)
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Common Stock	$6,474,723	$—	$1,348,774	$7,823,497
Senior Secured Term Loans	—	—	698,576,393	698,576,393
Second Lien Term Loans	—	—	13,048,827	13,048,827
Preferred Stock	12,064,491	—	1,441,724	13,506,215
Warrants	—	—	21,334,438	21,334,438
Total Portfolio Investments	18,539,214	—	735,750,156	754,289,370
Total Investments	$18,539,214	$—	$735,750,156	$754,289,370

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Common Stock	$2,559,932	$8,903,933	$—	$11,463,865
Senior Secured Term Loans	—	—	623,053,646	623,053,646
Second Lien Term Loans	—	—	12,872,588	12,872,588
Preferred Stock	15,704,705	—	1,332,420	17,037,125
Warrants	—	—	20,087,550	20,087,550
Total Portfolio Investments	18,264,637	8,903,933	657,346,204	684,514,774
U.S. Treasury Bill	45,001,500	—	—	45,001,500
Total Investments	$63,266,137	$8,903,933	$657,346,204	$729,516,274

The Company recognizes transfers into and out of the levels indicated above at the end of each reporting period. During the three months ended March 31, 2022, the Company had common stock investments with restrictions lifted, resulting in an asset transfer out of Level 2 and into Level 1 at the fair value of $5,421,235. During the year ended December 31, 2021, the Company had warrant investments converted to common stock investments, resulting in an asset transfer out of Level 3 and into Level 2 at the fair value of $15,305,039.

The following table presents a rollforward of Level 3 assets measured at fair value as of March 31, 2022:

	Preferred	Common	Senior Secured	Second Lien
	Stock	Stock	Term Loans	Term Loans	Warrants	Total
Fair value at December 31, 2021	$1,332,420	$—	$623,053,646	$12,872,588	$20,087,550	$657,346,204
Amortization of fixed income premiums or accretion of discounts	—	—	2,799,558	25,804	—	2,825,362
Purchases of investments(1)	—	4,551,235	81,557,042	150,435	597,962	86,856,674
Sales or repayments of investments(1)	—	—	(7,986,294)	—	(262,497)	(8,248,791)
Transfers out of Level 3	—	—	—	—	—	—
Realized (loss)	—	—	—	—	(267,389)	(267,389)
Change in unrealized appreciation (depreciation)	109,304	(3,202,461)	(847,559)	—	1,178,812	(2,761,904)
Fair value at March 31, 2022	$1,441,724	$1,348,774	$698,576,393	$13,048,827	$21,334,438	$735,750,156
Change in unrealized appreciation (depreciation) on Level 3 investments still held as of March 31, 2022	$109,304	$(3,202,461)	$(2,651,472)	$—	$858,770	$(4,885,859)

(1)	Includes PIK interest, net of reorganization and restructuring of investments.

The following table presents a rollforward of Level 3 assets measured at fair value as of March 31, 2021:

	Preferred	Senior Secured	Second Lien
	Stock	Term Loans	Term Loans	Warrants	Total
Fair value at December 31, 2020	$1,336,268	$501,964,657	$—	$33,008,672	$536,309,597
Amortization of fixed income premiums or accretion of discounts	—	2,172,634	—	—	2,172,634
Purchases of investments(1)	2,000,000	52,195,287	—	545,734	54,741,021
Sales or repayments of investments(1)	—	(16,566,437)	—	—	(16,566,437)
Transfers out of Level 3	—	—	—	(9,492,345)	(9,492,345)
Realized gain (loss)	—	—	—	(216,610)	(216,610)
Change in unrealized appreciation (depreciation)	(279,568)	(437,128)	—	(2,262,612)	(2,979,308)
Fair value at March 31, 2021	$3,056,700	$539,329,013	$—	$21,582,839	$563,968,552
Change in unrealized appreciation (depreciation) on Level 3 investments still held as of March 31, 2021	$(229,135)	$(413,590)	$—	$(2,019,807)	$(2,662,532)

(1)	Includes PIK interest, net of reorganization and restructuring of investments.

The following table provides quantitative information regarding Level 3 fair value measurements as of March 31, 2022:

				Range
Description	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average)
Common Stock	$1,348,774	Recent private market and merger and acquisition transaction prices	N/A	N/A
Preferred Stock	1,441,724	Recent private market and merger and acquisition transaction prices	N/A	N/A
Senior Secured Term Loans(1)	668,045,753	Discounted Cash Flow analysis	Discount rate	6.7% - 100.1% (11.9%)
		Market approach	Origination yield	5.1% - 100.1% (11.1%)
	30,530,640	PWERM	Discount rate	25.0% - 39.5% (32.5%)
Second Lien Term Loans(1)	13,048,827	Discounted Cash Flow analysis	Discount rate	12.2% - 12.2% (12.2%)
Warrants(2)	14,349,747	Option pricing model	Risk-free interest rate	0.2% - 2.4% (1.2%)
			Average industry volatility	25.0% - 76.2% (41.3%)
			Estimated time to exit	0.8 - 5.4 (2.0 yrs)
			Revenue multiples	1.46x - 12.99x (6.36x)
	6,984,691	PWERM	Discount rate	30.0% - 40.0% (32.9%)
			Revenue multiples	3.13x - 204.18x (11.88x)
Total Level 3 Investments	$735,750,156

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2021:

				Range
Description	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average)
Preferred Stock	$1,332,420	Recent private market and merger and acquisition transaction prices	N/A	N/A
Senior Secured Term Loans(1)	594,793,670	Discounted Cash Flow analysis	Discount rate	6.2% - 71.2% (12.9%)
		Market approach	Origination yield	5.1% - 100.1% (11.8%)
	28,259,976	PWERM	Discount rate	16.3% - 25.0% (20.8%)
Second Lien Term Loans(1)	12,872,588	Discounted Cash Flow analysis	Discount rate	12.2% - 12.2% (12.2%)
Warrants(2)	13,132,780	Option pricing model	Risk-free interest rate	0.1% - 1.2% (0.5%)
			Average industry volatility	20.0% - 75.0% (39.6%)
			Estimated time to exit	0.5 - 5.7 (2.0 yrs)
			Revenue multiples	0.00x - 13.46x (6.16x)
	6,954,770	PWERM	Discount rate	30.0% - 46.0% (36.0%)
			Revenue multiples	2.94x - 123.71x (9.53x)
Total Level 3 Investments	$657,346,204

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

(2)

The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are inputs used in the OPM, which include industry volatility, risk free interest rate and estimated time to exit. The Equity Allocation model and the Black Scholes model were the main OPMs used during the period ended March 31, 2022 and the year ended December 31, 2021. Probability Weighted Expected Return Models (“PWERM”) and other techniques were used as determined appropriate. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower)

fair value measurement, depending on the materiality of the investment. However, a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase or decrease in the unobservable inputs. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.

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

Warrants

Warrants provide exposure and potential gains upon equity appreciation of the portfolio company’s equity value. A warrant has a limited life and expires on a certain date. As a warrant’s expiration date approaches, the time value of the warrant will decline. In addition, if the stock underlying the warrant declines in price, the intrinsic value of an “in the money” warrant will decline. Further, if the price of the stock underlying the warrant does not exceed the strike price of the warrant on the expiration date, the warrant will expire worthless. As a result, there is the potential for the entire value of an investment in a warrant to be lost. The Company’s volume of warrant investment activity is closely correlated to its primary senior secured loans to portfolio companies. For the three months ended March 31, 2022, the Company had a net realized loss of $267,389, and a net change in unrealized appreciation of $1,178,812, from its investments in warrants. For the three months ended March 31, 2021, the Company had a net realized loss of $216,610, and a net change in unrealized depreciation of $2,262,612, from its investments in warrants. Realized loss from warrants is included in Realized gain (loss) on non-control/non-affiliate investments, including U.S. Treasury Bills on the Statement of Operations. Net change in unrealized appreciation/depreciation from investments in warrants is included in Net Change in unrealized appreciation (depreciation) on non-control/non-affiliate investments, including U.S. Treasury Bills.

Counterparty risk exists from the potential failure of an issuer of warrants to settle its exercised warrants. The maximum risk of loss from counterparty risk is the fair value of the contracts and the purchase price of the warrants. The Company’s Board of Directors considers the effects of counterparty risk when determining the fair value of its investments in warrants.

Note 10 – Borrowings

On December 10, 2021, the Company entered into a Master Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of $70,000,000 in aggregate principal amount of 4.25% Series 2021A Senior Notes due 2026 (the “2026 Senior Notes”) to institutional accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)) in a private placement. The 2026 Senior Notes were issued in two closings. The initial issuance of $20 million 2026 Senior Notes closed on December 10, 2021 and the second and final issuance of $50 million 2026 Senior Notes closed on February 10, 2022.

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

Aggregate offering costs in connection with the 2026 Senior Notes issuance, including the underwriter’s discount and commissions, were $899,277 which were capitalized and deferred. As of March 31, 2022 and December 31, 2021, unamortized deferred debt costs related to the 2026 Senior Notes were $860,614 and $376,029, respectively, and were included in the Total debt, less unamortized deferred debt costs on the Statements of Assets and Liabilities.

For the three months ended March 31, 2022, the components of interest expense and related fees for the 2026 Senior Notes are as follows:

Three Months Ended
March 31, 2022
Stated interest expense	$507,639
Amortization of deferred debt costs	34,085
Total cost of debt	$541,724
Weighted average cost of debt	4.66%

On May 31, 2019, the Company entered into a Credit Agreement, as subsequently amended (the “Credit Agreement”), by and among the Company, as borrower, KeyBank National Association, as administrative agent, syndication agent, and a lender, CIBC Bank USA (“CIBC”), as documentation agent and a lender, U.S. Bank National Association, as paying agent, the guarantors from time to time party thereto, and the other lenders from time to time party thereto.

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

The Credit Agreement contains certain customary covenants and events of default for secured revolving credit facilities of this nature, including, without limitation, maintenance of a tangible net worth as of the last day of each fiscal quarter in excess of the greater of (i) $125 million plus 75% of the net proceeds of sales of equity interests in the Company and (ii) the loan balance of the Company’s four largest obligors; maintenance of an asset coverage ratio as of the last day of each fiscal quarter that equals or exceeds the greater of 150% and the ratio otherwise applicable to the Company under the 1940 Act; maintenance of an interest coverage ratio as of the last day of each fiscal quarter of 2.00 to 1.00; maintenance of a minimum liquidity amount as of the last day of each fiscal quarter; net income not being negative for two consecutive fiscal quarters or any trailing 12-month period; a limitation on incurring additional indebtedness without the prior written consent of the administrative agent (subject to limited exceptions); certain change-of-control events occur at the Company or the Company’s investment adviser; the departure of certain key persons from the Company or the Company’s investment adviser; RGC ceases to be the Company’s investment adviser; maintenance of business-development-company status and regulated-investment-company status; nonpayment; misrepresentation of representations and warranties; breach of covenant; and certain bankruptcy and liquidation events. For more information on the Credit Agreement, see “Note 12. Subsequent Events.”

For the three months ended March 31, 2022 and 2021, the components of interest expense and related fees for the KeyBank Credit Agreement are as follows:

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Stated interest expense	$364,292	$723,528
Amortization of deferred debt costs	117,467	115,846
Unused fees	325,063	165,389
Total cost of debt	$806,822	$1,004,763
Weighted average cost of debt	7.02%	4.87%

For the three months ended March 31, 2022, the weighted average outstanding debt balance was $89,411,111, and the weighted average effective interest rate was 3.91%. For the three months ended March 31, 2021, the weighted average outstanding debt balance was $82,688,889, and the weighted average effective interest rate was 3.50%.

As of March 31, 2022, the Company had $86,000,000 outstanding under the Credit Agreement and $70,000,000 of 2026 Senior Notes outstanding under the Note Purchase Agreement, each with maturities as follows:

	Date of
Borrowings	Advance	Due Date	Amount	Rate
KeyBank National Association Loan Facility	6/30/2020	5/31/2024	$86,000,000	3.50%
Series 2021A Senior Notes due 2026	12/10/2021	12/10/2026	20,000,000	4.25
Series 2021A Senior Notes due 2026	2/10/2022	12/10/2026	50,000,000	4.25
			$156,000,000

As of December 31, 2021, the Company had $61,000,000 outstanding under the Credit Agreement and $20,000,000 of 2026 Senior Notes outstanding under the Note Purchase Agreement, each with maturities as follows:

	Date of
Loan Facility	Advance	Due Date	Amount	Rate
KeyBank National Association Loan Facility	6/30/2020	5/31/2024	$61,000,000	3.50%
Series 2021A Senior Notes due 2026	12/10/2021	12/10/2026	20,000,000	4.25
			$81,000,000

Note 11 – Financial Highlights

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
	(Unaudited)	(Unaudited)
Per Share Data(1):
Net asset value at beginning of period	$14.65	$14.84
Net investment income(3)	0.30	0.36
Realized gain (loss)	(0.01)	(0.01)
Change in unrealized appreciation (depreciation)	(0.22)	(0.06)
Dividends	(0.27)	(0.37)
Offering costs	—	—
Accretion (Dilution)(4)	—	0.01
Net asset value at end of period	$14.45	$14.77
Total return based on net asset value(2)	(1.37)%	(0.47)%
Weighted-average shares outstanding for period, basic	41,375,187	31,505,254
Ratio/Supplemental Data:
Net assets at end of period	$597,465,692	$473,477,424
Average net assets(5)	$611,814,747	$473,703,083
Ratio of net operating expenses to average net assets(6)(7)	3.84%	3.60%
Ratio of net increase (decrease) in net assets resulting from operations to average net assets(7)	2.56%	8.65%
Portfolio turnover rate(8)	1.46%	2.92%

(1)	Financial highlights are based on weighted-average shares outstanding.
(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.
(3)	Return from investment operations was 2.05% and 2.43% for the three months ended March 31, 2022 and 2021, respectively. Return from investment operations represents returns on net investment income (loss) from operations.
(4)	Return from accretion was 0.00% and 0.07% for the three months ended March 31, 2022 and 2021, respectively.
(5)	The annualized ratio of net investment income to average net assets was 8.93% and 10.46% for the three months ended March 31, 2022 and 2021, respectively.
(6)	The annualized ratio of net operating expenses excluding incentive fees, to average net assets was 3.62% and 3.39% for the three months ended March 31, 2022 and 2021, respectively.
(7)	Incentive fees are not annualized.
(8)	The portfolio turnover rate for the three months ended March 31, 2022 and 2021 equals the lesser of investment portfolio purchases or sales during the period, divided by the average investment portfolio value during the period. As such, portfolio turnover rate is not annualized.

Note 12 – Tax Information

Federal income tax regulations differ from accounting principles generally accepted in the United States and distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their appropriate tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments for federal income tax pusposes as of and for the three months ended March 31, 2022 and the year ended December 31, 2021:

	March 31, 2022	December 31, 2021
	(Unaudited)
Tax cost on investments	$761,092,290	$726,968,588

Unrealized appreciation	$17,434,571	$23,598,138
Unrealized depreciation	(24,237,491)	(21,050,452)
Net unrealized appreciation/(depreciation) from investments	$(6,802,920)	$2,547,686

Note 13 - Subsequent Events

The Company evaluated events subsequent to March 31, 2022 through May 5, 2022.

On April 20, 2022, the Company entered into a certain amended and restated credit agreement (the “Amended and Restated Credit Agreement”) among the Company, as borrower, the financial institutions party thereto as lenders (the “Lenders”), KeyBank National Association, as administrative agent for Lenders (“Administrative Agent”) and a Lender, CIBC Bank USA, as documentation agent and a Lender, MUFG Union Bank, N.A. as co-documentation agent, and U.S. Bank Trust Company, National Association, as collateral custodian and paying agent. Effective as of April 20, 2022, the Amended and Restated Credit Agreement amended and restated that certain Credit Agreement, dated as of May 31, 2019, among the Company, as borrower, the financial institutions party thereto as lenders, KeyBank National Association, as administrative agent and a lender, CIBC Bank USA, as documentation agent and a lender, MUFG Union Bank, N.A. as co-documentation agent, and U.S. Bank, National Association, as collateral custodian and paying agent (as amended prior to April 20, 2022, the “Prior Credit Agreement”).

The Amended and Restated Credit Agreement amended and restated the Prior Credit Agreement to: (i) increase the commitment amount from $215 million to $225 million, (ii) increase the accordion amount from a $350 million maximum aggregate commitment amount to a $500 million maximum aggregate commitment amount; (iii) extend the maturity date and revolving period, (iv) calculate the interest rate based on SOFR (rather than LIBOR), and (v) amend certain other terms of the Prior Credit Agreement, including without limitation the borrowing base calculation and excess concentration measures.

On April 28, 2022, the Company declared a dividend of $0.30 per share payable on May 24, 2022 to shareholders of record as of May 10, 2022.

On March 2, 2022, Coginiti Corp prepaid its outstanding principal balance of $500,000 along with outstanding interest for total consideration of $509,276.

On March 3, 2022, the Company funded an investment of $5,000,000 to INRIX, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors, and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including changes from the impact of the current COVID 19 pandemic and market volatility resulting from the Russian invasion of Ukraine;
●	our ability to continue to effectively manage our business due to the disruptions caused by the current COVID-19 pandemic;
●	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
●	such an economic downturn could disproportionately impact the companies that we intend to target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies;
●	a contraction of available credit and/or an inability to access the equity markets that could impair our lending and investment activities, including as a result of the COVID-19 pandemic;
●	interest rate volatility that could adversely affect our results, particularly to the extent that we use leverage as part of our investment strategy;
●	the impact of interest and inflation rates on our business prospects and the prospects of our portfolio companies;
●	our future operating results, including our ability to achieve objectives as a result of the COVID-19 pandemic;
●	our business prospects and the prospects of our portfolio companies, including the impact of the COVID-19 pandemic thereon;
●	our contractual arrangements and relationships with third parties;
●	the ability of our portfolio companies to achieve their objectives, including as a result of the COVID-19 pandemic;
●	competition with other entities and our affiliates for investment opportunities;
●	the speculative and illiquid nature of our investments;
●	the use of borrowed money to finance a portion of our investments;
●	the adequacy of our financing sources and working capital;
●	the loss of key personnel;
●	the timing of cash flows, if any, from the operations of our portfolio companies and the impact of the COVID-19 pandemic thereon;

●	the ability of our external investment adviser, Runway Growth Capital LLC (“RGC”), to locate suitable investments for us and to monitor and administer our investments and the impacts of the COVID-19 pandemic thereon;
●	the ability of RGC to attract and retain highly talented professionals;
●	our ability to maintain our qualification as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”);
●	the occurrence of a disaster, such as a cyber-attack against us or against a third party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster-recovery systems, or consequential employee error;
●	the effect of legal, tax, and regulatory changes; and
●	the other risks, uncertainties and other factors we identify under “Risk Factors” in Part I, Item 1A of our annual report on Form 10 K, as modified by the annual report on Form 10-K/A for the year ended December 31, 2021, filed with the SEC on March 2, 2022 and March 14, 2022, respectively and in our other filings with the Securities and Exchange Commission (the “SEC”).

Although we believe the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this quarterly report on Form 10 Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” in in Part I, Item 1A of our annual report on Form 10 K, as modified by the annual report on Form 10-K/A for the year ended December 31, 2021, filed with the SEC on March 2, 2022 and March 14, 2022, respectively.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will remain an emerging growth company until the last day of our fiscal year following the fifth anniversary of our IPO on October 25, 2021, or until the earliest of (i) the last day of the first fiscal year in which we have total annual gross revenue of $1,070,000,000 or more, (ii) December 31 of the fiscal year in which we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (together with the rules and regulations promulgated thereunder, the “Exchange Act”), (which would occur if the market value of our common stock held by non-affiliates exceeds $700.0 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months), or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period. For so long as we remain an emerging growth company under the JOBS Act, we will be subject to reduced public company reporting requirements.

We are externally managed by RGC, an investment adviser that has registered with the SEC under the Investment Advisers Act of 1940, as amended. The Administrator, a wholly-owned subsidiary of RGC, provides all the administrative services necessary for us to operate.

In October 2015, in connection with our formation, we issued and sold 1,667 shares of common stock to R. David Spreng, our President, Chief Executive Officer and Chairman of our Board of Directors, for an aggregate purchase price of $25,000. The sale of shares of common stock was approved by the unanimous consent of the sole director at the time. On December 1, 2017, we completed our Initial Private Offering, in which we issued 18,241,157 shares of our common stock to stockholders for a total purchase price of $275,000,000 in reliance on exemptions from the registration requirements of the Securities Act, and other applicable securities laws.

As of March 31, 2022, we had completed multiple closings under our second private offering (the “Second Private Offering”) and had accepted aggregate capital commitments of $181,673,500. As of March 31, 2022, in connection with the Second Private Offering we have issued 9,617,379 shares of our common stock for a total purchase price of $144,260,683. Concurrent with the IPO, all undrawn commitments under the Second Private Offering were cancelled.

On October 25, 2021, we closed our IPO, issuing 6,850,000 shares of our common stock at a public offering price of $14.60 per share. Net of underwriting fees and offering costs, we received net cash proceeds of $93.0 million. Our common stock began trading on the Nasdaq Global Select Market under the symbol “RWAY” on October 21, 2021.

As of March 31, 2022, we have issued 22,564 shares as an additional direct investment by Runway Growth Holdings LLC, an affiliate of RGC, for a total purchase price of $338,453. As of March 31, 2022, we have issued an additional 6,647,847 shares as part of our dividend reinvestment plan. Refer to Note 6 for further detail.

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

In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs with exemptive orders, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, to co-invest in our existing portfolio companies with certain affiliates that are private funds even if such other funds had not previously invested in such existing portfolio company. Without this order, such affiliated funds that are private funds would not be able to participate in such co-investments with us unless the affiliated funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Although the conditional exemptive order expired on December 31, 2021, the SEC’s Division of Investment Management indicated that until March 31, 2022, it would not recommend enforcement action, to the extent that any BDC with an existing co-investment order continued to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein.

In connection with the expiration of the conditional exemptive order, the Division of Investment Management has indicated that, although BDCs would not be able to rely on the conditional exemptive order subsequent to March 31, 2022, BDCs can apply to amend their existing orders to permanently implement the relief. We intend to file an amendment to our existing Order to permanently implement the relief, but there is no guarantee that such amendment will be granted.

Portfolio Composition and Investment Activity

Portfolio Composition

At March 31, 2022, we had investments in 40 portfolio companies, representing 19 companies in which we held loan and warrant investments, four companies in which we held loan investments and shares of common, preferred stock, or a combination with warrants, three companies in which we held a loan investment only, nine companies in which we held warrant investments only, and five companies in which we held shares of common or preferred stock only, or a combination with warrants. At December 31, 2021, we had investments in 39 portfolio companies, representing 20 companies where we held loan and warrant investments, 12 companies where we held warrant interests only, and we held one U.S. Treasury Bill. The following table shows the fair value of our investments, by asset class, as of March 31, 2022 and December 31, 2021:

	March 31, 2022 (Unaudited)			December 31, 2021
			Percentage			Percentage
			of Total			of Total
Investments	Cost	Fair Value	Portfolio	Cost	Fair Value	Portfolio
Portfolio Investments
Common Stocks	$9,260,979	$7,823,497	1.1%	$4,709,744	$11,463,865	1.6%
Senior Secured Term Loans	705,379,740	698,576,393	92.6	629,009,432	623,053,646	85.4
Second Lien Term Loans	13,048,827	13,048,827	1.7	12,872,588	12,872,588	1.8
Preferred Stocks	15,181,866	13,506,215	1.8	17,337,836	17,037,125	2.3
Warrants	18,461,215	21,334,438	2.8	18,393,141	20,087,550	2.7
Total Portfolio Investments	761,332,627	754,289,370	100.0	682,322,741	684,514,774	93.8

U.S. Treasury Bill	—	—	—	45,001,250	45,001,500	6.2
Total Investments	$761,332,627	$754,289,370	100.0%	$727,323,991	$729,516,274	100.0%

For the three months ended March 31, 2022, our debt investment portfolio had a dollar-weighted annualized yield of 12.15%. For the three months ended March 31, 2021, our debt investment portfolio had a dollar-weighted annualized yield of 13.45%. We calculate the yield on dollar-weighted debt investments for any period measured as (1) total related investment income during the period divided by (2) the daily average of the fair value of debt investments outstanding during the period. As of March 31, 2022, our debt investments had a dollar-weighted average outstanding term of 48 months at origination and a dollar-weighted average remaining term of 36 months, or approximately 3.0 years. As of March 31, 2022, substantially all of our debt investments had an original committed principal amount of between $6 million and $75 million, repayment terms of between 34 months and 60 months and pay cash interest at annual interest rates of between 5.92% and 12.00%.

The following table shows our dollar-weighted annualized yield by investment type for the three months ended March 31, 2022 and March 31, 2021:

	Fair Value(1)		Cost(2)
	Three Months Ended		Three Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Investment type:
Debt investments	12.15%	13.45%	12.03%	13.29%
Equity interest	3.36%	2.73%	3.79%	3.05%
All investments	11.54%	12.43%	11.53%	12.42%

(1)	We calculate the dollar-weighted annualized yield on average investment type for any period as (a) total related investment income during the period divided by (b) the daily average of the fair value of the investment type outstanding during the period. The dollar-weighted annualized yield represents the portfolio yield and will be higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.
(2)	We calculate the dollar-weighted annualized yield on average investment type for any period as (a) total related investment income during the period divided by (b) the daily average of the investment type outstanding during the period, at amortized cost. The dollar-weighted annualized yield represents the portfolio yield and will be higher than what investors will realize because it does not reflect our expenses or any saled load paid by investors.

Investment Activity

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments as well as repayments and sales of existing investments. During the three months ended March 31, 2022, the Company funded $42.1 million in two new portfolio companies and $40.7 million in four existing portfolio companies, net of upfront loan origination fees. The Company also received $7.6 million in a loan repayment from one portfolio company and $0.3 million in proceeds from the termination of warrants. During the three months ended March 31, 2021, the Company funded $34.7 million in two new portfolio companies and $19.3 million in five existing portfolio companies. The Company also received $16.6 million in loan repayments from four portfolio companies.

Portfolio Reconciliation

The following is a reconciliation of our investment portfolio, including U.S. Treasury Bills, for the three months ended March 31, 2022 and 2021:

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
	(unaudited)	(unaudited)
Beginning Investment Portfolio	$729,516,274	$621,826,650
Purchases of Investments(1)	86,856,674	54,844,031
Purchases of U.S. Treasury Bills	—	24,999,969
Amortization of Fixed Income Premiums or Accretion of Discounts	2,824,612	2,171,173
Sales or Repayments of Investments	(9,878,071)	(14,500,000)
Scheduled Principal Payments of Investments	(423,570)	(2,066,442)
Sales and Maturities of U.S. Treasury Bills	(44,999,747)	(69,999,183)
Realized Gain (Loss) on Investments	(371,262)	(217,427)
Net Change in Unrealized Appreciation (Depreciation) on Investments	(9,235,540)	(1,911,181)
Ending Investment Portfolio	$754,289,370	$615,147,590

(1)	Includes PIK interest.

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

The following table shows the investment ratings of our debt investments at fair value as of March 31, 2022 and December 31, 2021:

	March 31, 2022 (Unaudited)			As of December 31, 2021
		% of	Number of		% of	Number of
Investment		Total	Portfolio		Total	Portfolio
Rating	Fair Value	Portfolio	Companies	Fair Value	Portfolio	Companies
1	$91,965,427	12.2%	2	$91,424,112	12.5%	2
2	584,822,376	77.5	21	479,114,147	65.7	17
3	20,187,629	2.7	2	47,490,324	6.5	4
4	—	—	—	3,247,863	0.4	1
5	14,649,788	1.9	1	14,649,788	2.0	1
	$711,625,220	94.3%	26	$635,926,234	87.2%	25

The global COVID-19 pandemic, to date, has had limited impact on the investment ratings of our debt investments, taken as a whole. However, the ongoing impact of the global COVID-19 pandemic is uncertain and we can make no assurances that the pandemic will not have a negative impact on our investment portfolio in the future.

Loans and Debt Securities on Non-Accrual Status

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of March 31, 2022, we had one loan to Pivot3 Holdings, Inc., representing an aggregate principal funded of $18,598,265 at a fair value of $14,649,788 on non-accrual status, which represents 2.45% of the Company’s net assets. As of December 31, 2021, we had six loans to Mojix, Inc. and one loan to Pivot3 Holdings, Inc., representing an aggregate principal funded of $30,278,707 at a fair value of $28,259,976, on non-accrual status, which represented 4.66% of our net assets.

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

Comparison of the Three Months Ended March 31, 2022 and 2021

	Three Months Ended		Three Months Ended
	March 31, 2022		March 31, 2021
		Per		Per
	Total	Share(1)	Total	Share(1)
Investment income
Interest and dividend income	$19,068,659	$0.46	$16,308,361	$0.52
Other income	190,239	—	114,412	—
Total investment income	19,258,898	0.47	16,422,773	0.52
Operating expenses
Management fees	2,559,936	0.06	2,069,209	0.07
Incentive fees	1,343,996	0.03	975,704	0.03
Interest expense	873,486	0.02	727,915	0.02
Professional fees	359,806	0.01	321,592	0.01
Overhead allocation expense	236,972	0.01	197,384	0.01
Insurance expense	268,618	0.01	23,275	—
Administration fees	168,573	—	148,100	0.01
Debt financing fees	705,965	0.02	289,985	0.01
Directors’ fees	88,500	—	64,750	—
Tax expense	250	—	—	—
Other expenses	192,903	—	123,127	—
Total operating expenses	6,799,005	0.16	4,941,041	0.16
Net investment income	12,459,893	0.30	11,481,732	0.36
Realized gain (loss) on investments	(371,262)	(0.01)	(199,223)	(0.01)
Net change in unrealized appreciation (depreciation) on investments	(9,235,540)	(0.22)	(1,911,181)	(0.06)
Net increase in net assets resulting from operations	$2,853,091	0.07	$9,371,328	0.30

(1)	The basic per share figures noted above are based on weighted averages of 41,375,187 and 31,505,254 shares outstanding for the three months ended March 31, 2022 and 2021, respectively.

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

Investment income for the three months ended March 31, 2022 and 2021 was $19,258,898 and $16,422,773, respectively, and includes non-recurring income of $823,299 and $602,109, respectively. The increase in investment income for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to interest income and driven by our deployment of capital, increased invested balance, prepayments, end-of-term payments, and increased market interest rates.

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

Operating expenses for the three months ended March 31, 2022 and 2021 were $6,799,005 and $4,941,040 respectively. Operating expenses increased for the three months ended March 31, 2022 from the three months ended March 31, 2021 primarily due to an increase in incentive fees, management fees, credit facility fees, and interest expense. Operating expenses per share for the three months ended March 31, 2022 and 2021 were $0.16 per share and $0.16 per share, respectively.

Incentive Fees

Incentive fees for the three months ended March 31, 2022 and 2021 were $1,343,996 and $975,704, respectively. Incentive fees increased for the three months ended March 31, 2022 from the three months ended March 31, 2021 primarily due to an increase in net investment income arising from increased market interest rates. $1,056,223 of the incentive fees for the three months ended March 31, 2022 were earned, payable in cash, and included under Accrued incentive fees on the Statement of Assets and Liabilities as of March 31, 2022. $287,773 of the incentive fees for the three months ended March 31, 2022 were deferred and accrued, and included in Accrued incentive fees on the Statement of Assets and Liabilities as of March 31, 2022. $739,231 of the incentive fees for the three months ended March 31, 2021 were earned, payable in cash, and included under Accrued incentive fees on the Statement of Assets and Liabilities as of March 31, 2021. $236,473 of the incentive fees for the three months ended March 31, 2021 were deferred and accrued, and included under Accrued incentive fees on the Statement of Assets and Liabilities as of March 31, 2021. Incentive fees related to PIK or deferred interest are accrued and payment is deferred until such interest is collected in cash. Incentive fees per share for the three months ended March 31, 2022 and March 31, 2021 were $0.03 and $0.03 per share, respectively.

Net Investment Income

Net investment income for the three months ended March 31, 2022 and 2021 was $12,459,893 and $11,481,733 respectively. Net investment income increased for the three months ended March 31, 2022 from the three months ended March 31, 2021, primarily due to an increase in interest income resulting from an increase in the size of the investment portfolio and increased market interest rates. Net investment income per share for the three months ended March 31, 2022 and 2021 was $0.30 per share and $0.36 per share, respectively.

Net Realized Gain (Loss) on Investments

The net realized loss on investments of $371,262 for the three months ended March 31, 2022 was primarily due to the loss on a portion of our investment in the preferred stock and warrants of CareCloud, Inc. partially offset by the gain on our investment in the warrants of CrossRoads Extremity Systems, LLC. The net realized loss on investments of $199,223 for the three months ended March 31, 2021 was primarily due to the loss on our investment in the warrants for preferred stock of Pivot3 Holdings, Inc.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Net change in unrealized depreciation on investments of $9,235,540 for the three months ended March 31, 2022 was primarily due to decreases in the fair value of our common stock in Brilliant Earth Group, Inc. and preferred stock in CareCloud, Inc. The net change in unrealized depreciation on investments of $1,911,181 for the three months ended March 31, 2021 was primarily due to decreases in the fair value of our investments in the warrants of Aspen Group, Inc. and CareCloud, Inc. This was partially offset by increases in the fair value of our senior secured loans to Mojix, Inc. and our investment in the preferred stock of CareCloud, Inc.

Net Increase in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of $2,853,091 for the three months ended March 31, 2022, as compared to a net increase in net assets resulting from operations of $9,371,328 for the three months ended March 31, 2021. The net decrease in net assets resulting from operations for the three months ended March 31, 2022 from the three months ended March 31, 2021 was primarily due to an increase in unrealized depreciation in our portfolio and an increase in operating expenses for the three months ended March 31, 2022.

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

During the three months ended March 31, 2022, cash and cash equivalents decreased to $3,510,311 from $4,696,693 as of December 31, 2021. This decrease was primarily the result of the purchase of investments in portfolio companies and was partially offset by the repayment of an investment in a portfolio company, proceeds from our 2026 Senior Notes, and net borrowings under the Credit Agreement.

Equity Activity

We have the authority to issue 100,000,000 shares of common stock, $0.01 par value per share.

On October 8, 2015, we issued 1,667 shares of our common stock to R. David Spreng, our President, Chief Executive Officer and Chairman of our Board of Directors, for an aggregate purchase price of $25,000. The remaining shares were issued in connection with the Initial Private Offering, the Second Private Offering, pursuant to the dividend reinvestment plan or the IPO as follows:

	Shares	Price	Gross
Issuance Date	Issued	Per Share	Proceeds
December 22, 2016	333,333	$15.00	$5,000,000
April 19, 2017	1,000,000	15.00	15,000,000
June 26, 2017	1,666,667	15.00	25,000,000
September 12, 2017	2,666,667	15.00	40,000,000
December 22, 2017	3,000,000	15.00	45,000,000
May 31, 2018(1)	70,563	14.82	1,045,570
August 31, 2018(1)	117,582	14.92	1,754,244
September 27, 2018	1,997,337	15.02	30,000,000
November 15, 2018(1)	202,779	15.07	3,055,498
January 14, 2019	4,344,964	15.19	66,000,000
March 26, 2019(1)	326,431	15.14	4,942,168
May 21, 2019(1)	374,783	15.13	5,670,467
May 24, 2019	3,232,189	15.16	49,000,000
July 16, 2019(1)	464,986	15.13	7,035,236
August 26, 2019(1)	480,121	14.76	7,088,143
October 15, 2019	1,666,667	15.00	25,000,000
November 12, 2019(1)	43,979	14.76	649,123
December 20, 2019	3,333,333	15.00	50,000,000
December 23, 2019(1)	487,166	14.52	7,073,650
March 20, 2020(1)	575,132	14.58	8,385,423
March 31, 2020	21,021	15.00	315,308
May 21, 2020(1)	529,020	14.25	7,538,541
August 6, 2020(1)	550,639	14.41	7,934,712
October 15, 2020	3,333,333	15.00	50,000,000
November 12, 2020(1)	593,692	14.46	8,584,772
March 19, 2021(1)	618,815	14.84	9,183,220
March 24, 2021	20,461	15.00	306,911
May 13, 2021(1)	637,127	14.77	9,410,371
August 12, 2021(1)	575,032	14.61	8,401,215
September 29, 2021	1,265,128	15.00	18,976,917
October 25, 2021	6,850,000	14.60	100,010,000
Total	41,378,947		$617,361,489

(1)	Shares were issued as part of the dividend reinvestment plan.

Stock Repurchase Plans

On February 24, 2022, the Board of Directors approved the Repurchase Program under which the Company may repurchase up to $25 million of its outstanding common stock . Under the Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board of Directors, the repurchase program will terminate 12-months from the date it was approved.

The following table provides information regarding our repurchases of our common stock pursuant to the Repurchase Program for three months ended March 31, 2022.

			Approximate	Approximate
			Dollar Value of	Dollar Value of
	Total Number	Average	Shares That Have	Shares That May
	of Shares	Price Paid	Been Purchased	Yet Be Purchased
	Repurchased	Per Share	Under the Plan	Under the Plan
Quarter ended March 31, 2022	31,782	$12.88	$409,223	$24,590,776

Contractual Obligations

At March 31, 2022, the Company had $230,984,615 in unfunded loan commitments to provide debt financing to 14 portfolio companies. The Company’s management believes that its available cash balances, availability under the Credit Agreement, provides sufficient funds to cover its unfunded commitments as of March 31, 2022.

	Payments Due By Period
		Less than			More than
	Total	1 year	1–3 years	3–5 years	5 years
Credit facilities(1)	$86,000,000	$—	$86,000,000	$—	$—
2026 Senior Notes(1)	70,000,000	—	—	70,000,000	—
Total	$156,000,000	$—	$86,000,000	$70,000,000	$—

(1)	See “Note 10 – Borrowings” to our financial statements in Part I, Item 1 of this Form 10-Q for more information.

Borrowings

On December 10, 2021, we entered into a Note Purchase Agreement governing the issuance of $70,000,000 in aggregate principal amount of 2026 Senior Notes to institutional accredited investors (as defined in Regulation D under the Securities Act) in a private placement. The 2026 Senior Notes were issued in two closings. The initial issuance of $20 million 2026 Senior Notes closed on December 10, 2021 and the second and final issuance of $50 million closed on February 10, 2022.

The 2026 Senior Notes bear an interest rate of 4.25% per year and are due on December 10, 2026, unless redeemed, purchased or prepaid prior to such date by us or our affiliates in accordance with their terms. Interest on the 2026 Senior Notes will be due semiannually. The interest rate is subject to a 1.00% increase in the event that, subject to certain exceptions, the 2026 Senior Notes cease to have an investment grade rating or receive an investment grade rating below the Investment Grade (as defined in the Note Purchase Agreement). The 2026 Senior Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us.

Aggregate offering costs in connection with the 2026 Senior Notes issuance, including the underwriter’s discount and commissions, were $899,277 which were capitalized and deferred. As of March 31, 2022 and December 31, 2021, unamortized deferred debt costs related to the 2026 Senior Notes were $860,614 and $376,029, respectively. See “Note 10—Borrowings” to our financial satements in Part I of this Form 10-Q for more information on the 2026 Senior Notes.

On May 31, 2019, we entered into the Credit Agreement by and among us, as borrower, KeyBank National Association, as administrative agent, syndication agent, and a lender, CIBC, as documentation agent and a lender, and U.S. Bank National Association, as paying agent. The Credit Agreement provides for borrowings up to a maximum aggregate principal amount of $100 million, subject to availability under a borrowing base that is determined by the number and value of eligible loan investments in the collateral, applicable advance rates and concentration limits, and certain of our cash and cash equivalent holdings. The Credit Agreement has an accordion feature that allows us to increase the aggregate commitments up to $200 million, subject to new or existing lenders agreeing to participate in the increase and other customary conditions. Borrowings under the Credit Agreement bear interest on a per annum basis equal to a three-month adjusted LIBOR rate (with a LIBOR floor of zero), plus an applicable margin rate that varies from 3.00% to 2.50% per annum depending on utilization and other factors. During the availability period, the applicable margin rate (i) is 3.00% per annum for interest periods during which the average utilization is less than 60% and (ii) varies from 3.00% to 2.50% per annum when the average utilization equals or exceeds 60% (with 3.00% applying when the eligible loans in the collateral consist of 9 or fewer unaffiliated obligors, 2.75% applying when the eligible loans consist of between 10 and 29 unaffiliated obligors, and 2.50% applying when the eligible loans consist of 30 or more unaffiliated obligors). During the amortization period, the applicable margin rate will be 3.00%. If certain eurodollar disruption events occur, then borrowings under the Credit Agreement will bear interest on a per annum basis equal to (i) a base rate instead of LIBOR that is set at the higher of (x) the federal funds rate plus 0.50% and (y) the prime rate, plus (ii) the applicable margin rate discussed above. Interest is payable quarterly in arrears. We also pay unused commitment fees of 0.50% per annum on the unused lender commitments under the Credit Agreement, as well as a minimum earnings fee of 3.00% that will be payable annually in arrears, starting on May 31, 2021, on the average unused commitments below 60% of the aggregate commitments during the preceding 12-month period. The availability period under the Credit Agreement expires on May 31, 2022 and is followed by a two-year amortization period. The stated maturity date under the Credit Agreement is May 31, 2024. The Credit Agreement is secured by a perfected first priority security interest in substantially all of our assets and portfolio investments.

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

During the second quarter of 2021, we amended the Credit Agreement to: (i) allow the Company to incur permitted indebtedness without the prior written consent of Keybank National Association, as administrative agent, subject to the limitations described in the Credit Agreement; (ii) increase the accordion amount under the Credit Agreement from a $300 million maximum aggregate commitment amount to a $350 million maximum aggregate commitment amount; and (iii) amend certain other terms of the Credit Agreement. See "Note 10—Borrowings" to our financial statements in Part I of this Form 10 Q for more information on the Credit Agreement.

During the third quarter of 2021, we adopted the Second Amended and Restated Fee Letter to amend the first payment date of the minimum earnings fee, which will be payable annually starting on May 31, 2022. Under the Second Amended and Restated Fee Letter, we the Company will also pay a supplemental fee on the 15th calendar day of each month beginning August 16, 2021 and ending July 15, 2022 in an aggregate amount equal to $66,367, which is paid pro rata to the lenders listed in Schedule A of the Second Amended and Restated Fee Letter.

During the three months ended March 31, 2022, we drew down $86,000,000 on the Credit Agreement and repaid $61,000,000, of which $86,000,000 remains outstanding at March 31, 2022. We anticipate continued usage of the Credit Agreement as well as other potential debt financing alternatives to fund future portfolio growth. At March 31, 2022, interest was accruing at a rate of 3.50%. During the year ended December 31, 2021, we drew down $161,000,000 on the Credit Agreement and repaid $199,000,000 of which $61,000,000 remained outstanding at December 31, 2021. At December 31, 2021, interest was accruing at a rate of 3.50%. See “Note 10– Borrowings” to our financial statements in Part I, Item 1 of this Form 10-Q for more information on the Credit Agreement.

For more information regarding the Credit Agreement, see “Recent Developments.”

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

During the three months ended March 31, 2022, we declared and paid dividends in the amount of $11,172,667, of which $3,753,085 was distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s dividend reinvestment plan. During the year ended December 31, 2021, we declared and paid dividends in the amount of $44,942,937, of which $17,948,126 was distributed in cash and the remainder distributed in shares to stockholders pursuant to our dividend reinvestment plan.

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. The following table shows the dividends per share declared since our formation through March 31, 2022.

			Amount
Date Declared	Record Date	Payment Date	per Share
May 3, 2018	May 15, 2018	May 31, 2018	$0.15
July 26, 2018	August 15, 2018	August 31, 2018	$0.25
November 1, 2018	October 31, 2018	November 15, 2018	$0.35
March 22, 2019	March 22, 2019	March 26, 2019	$0.40
May 2, 2019	May 7, 2019	May 21, 2019	$0.45
May 2, 2019	May 31, 2019	July 16, 2019	$0.46
July 30, 2019	August 5, 2019	August 26, 2019	$0.45
September 27, 2019	September 30, 2019	November 12, 2019	$0.04
December 9, 2019	December 10, 2019	December 23, 2019	$0.40
March 5, 2020	March 6, 2020	March 20, 2020	$0.40
May 7, 2020	May 8, 2020	May 21, 2020	$0.35
August 5, 2020	August 6, 2020	August 20, 2020	$0.36
October 1, 2020	October 1, 2020	November 12, 2020	$0.38
March 4, 2021	March 5, 2021	March 19, 2021	$0.37
April 29, 2021	April 30, 2021	May 13, 2021	$0.37
July 19, 2021	July 20, 2021	August 12, 2021	$0.34
October 28, 2021	November 8, 2021	November 22, 2021	$0.25
February 24, 2022	March 8, 2022	March 22, 2022	$0.27

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

Rule 2a-5 under the 1940 Act was adopted by the SEC in December 2020 and establishes a framework for determining fair value in good faith for purposes of the 1940 Act. The Company is evaluating the impact of adopting Rule 2a-5 on the financial statements and intends to comply with the new rule’s requirements on or before the compliance date in September 2022.

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

Fair Value

The Company’s assets measured at fair value on a recurring basis subject to the requirements of ASC Topic 820 at March 31, 2022 and December 31, 2021 were as follows:

	As of March 31, 2022 (Unaudited)
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Common Stock	$6,474,723	$—	$1,348,774	$7,823,497
Senior Secured Term Loans	—	—	698,576,393	698,576,393
Second Lien Term Loans	—	—	13,048,827	13,048,827
Preferred Stock	12,064,491	—	1,441,724	13,506,215
Warrants	—	—	21,334,438	21,334,438
Total Portfolio Investments	18,539,214	—	735,750,156	754,289,370
Total Investments	$18,539,214	$—	$735,750,156	$754,289,370

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Common Stock	$2,559,932	$8,903,933	$—	$11,463,865
Corporate Bonds	—	—	623,053,646	623,053,646
Senior Secured Term Loans	—	—	12,872,588	12,872,588
Preferred Stock	15,704,705	—	1,332,420	17,037,125
Warrants	—	—	20,087,550	20,087,550
Total Portfolio Investments	18,264,637	8,903,933	657,346,204	684,514,774
U.S. Treasury Bill	45,001,500	—	—	45,001,500
Total Investments	$63,266,137	$8,903,933	$657,346,204	$729,516,274

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

Management and Incentive Fees

We accrue for base management fees and incentive fees. The accrual for incentive fees includes the recognition of incentive fees on unrealized capital gains, even though such incentive fees are neither earned nor payable to RGC until the gains are both realized and in excess of unrealized depreciation on investments. See “Note 7 –Related Party Agreements and Transactions” to our financial statements in Part I, Item 1 of this Form 10-Q for more information on the Advisory Agreement and the fee structure thereunder.

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

Recent Developments

We evaluated events subsequent to March 31, 2022 through May 5, 2022.

On April 20, 2022, we entered into a certain amended and restated credit agreement (the “Amended and Restated Credit Agreement”) among us, as borrower, the financial institutions party thereto as lenders (the “Lenders”), KeyBank National Association, as administrative agent for Lenders (“Administrative Agent”) and a Lender, CIBC Bank USA, as documentation agent and a Lender, MUFG Union Bank, N.A. as co-documentation agent, and U.S. Bank Trust Company, National Association, as collateral custodian and paying agent. Effective as of April 20, 2022, the Amended and Restated Credit Agreement amended and restated that certain Credit Agreement, dated as of May 31, 2019, among us, as borrower, the financial institutions party thereto as lenders, KeyBank National Association, as administrative agent and a lender, CIBC Bank USA, as documentation agent and a lender, MUFG Union Bank, N.A. as co-documentation agent, and U.S. Bank, National Association, as collateral custodian and paying agent (as amended prior to April 20, 2022, the “Prior Credit Agreement”).

The Amended and Restated Credit Agreement amended and restated the Prior Credit Agreement to: (i) increase the commitment amount from $215 million to $225 million, (ii) increase the accordion amount from a $350 million maximum aggregate commitment amount to a $500 million maximum aggregate commitment amount; (iii) extend the maturity date and revolving period, (iv) calculate the interest rate based on SOFR (rather than LIBOR), and (v) amend certain other terms of the Prior Credit Agreement, including without limitation the borrowing base calculation and excess concentration measures.

On April 28, 2022, we declared a dividend of $0.30 per share payable on May 24, 2022 to shareholders of record as of May 10, 2022.

On March 2, 2022, Coginiti Corp prepaid its outstanding principal balance of $500,000 along with outstanding interest for total consideration of $509,276.

On March 3, 2022, we funded an investment of $5,000,000 to INRIX, Inc.

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

We typically expect that interest rates on the investments held in our portfolio will be based on LIBOR, with many of these investments also having a LIBOR floor. As of March 31, 2022, 97%, or $699,256,213 (at cost), of our debt portfolio investments bore interest at variable rates, which are U.S. Prime Rate or LIBOR-based and subject to certain floors, and one of our debt portfolio investments bore interest at a fixed rate. Interest rate floors are established based on prevailing rates at the time of the investment. As a policy, any interest above the cash cap, if applicable, as determined on an individual loan basis, will accrue to principal and be treated as PIK interest. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase our investment income by a maximum of $13,297,978 and decrease our investment income by a maximum of $2,680,277, due to certain floors, on an annual basis. In a low interest rate environment, debt investments with interest rate floors substantially in excess of current prevailing interest rates may be more likely to experience early termination.

Borrowings under the Credit Agreement bear interest, at our election at the time of drawdown, at a rate per annum equal to the SOFR rate for the applicable interest period, subject to a SOFR rate floor of 0.15%, plus (1) 3.35% at any time that there are fourteen or fewer obligaros that are not affiliates of the Company with respect to the loan; (2) 3.10% at any time that there are fifteen or more obligors that are not affiliates but fewer than thirty obligors that are not ffiliates with respect to the loan; and (3) 2.95% at any time that there are thirty or more obligors that are not affiliates with respect to the loan; and (b) when the Company’s leverage ratio on the last day of the immediately preceding interest period was greater than 1.0x, 3.35%.

On March 5, 2021, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that (i) 24 LIBOR settings would cease to exist immediately after December 31, 2021 (all seven euro LIBOR settings; all seven Swiss franc

LIBOR settings; the Spot Next, 1-week, 2-month, and 12-month Japanese yen LIBOR settings; the overnight, 1-week, 2-month, and 12-month sterling LIBOR settings; and the 1-week and 2-month US dollar LIBOR settings) and (ii) the overnight and 1, 3, 6 and 12-month US LIBOR settings would cease to exist after June 30, 2023; and (iii) the FCA would consult on whether the remaining LIBOR settings should continue to be published on a synthetic basis for a certain period using the FCA’s proposed new powers that the UK government is legislating to grant to them. Additionally, on March 15, 2022, President Biden signed into law the Consolidated Appropriations Act of 2022, which among other things, provides for the use of interest rates based on SOFR in certain contracts currently based on LIBOR and a safe harbor from liability for utilizing SOFR-based interest rates as a replacement for LIBOR.

The elimination of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, we may need to renegotiate agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these agreements may bear interest a lower interest rate, which could have an adverse impact on our results of operations. In addition, the amendments to the terms of our Credit Agreement in connection with the discountinuation of LIBOR may cause the Credit Agreement to bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

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

In addition, any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved, and may be exacerbated by market disruptions, including the continued impact of the the COVID 19 pandemic on foreign financial markets.

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

If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, you may lose all or part of your investment. Other than as set forth below, there have been no material changes known to us during the period ended March 31, 2022 to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10 K, as modified by the annual report on Form 10-K/A for the year ended December 31, 2021, filed with the SEC on March 2, 2022 and March 14, 2022, respectively.

The Russian invasion of Ukraine may have a material adverse impact on us and our portfolio companies.

On February 24, 2022, the President of Russia, Vladimir Putin, announced a military invasion of Ukraine. In response, countries worldwide, including the United States, have imposed sanctions against Russia on certain businesses and individuals, including, but not limited to, those in the banking, import and export sectors. This invasion has led, is currently leading, and for an unknown period of time will continue to lead to disruptions in local, regional, national, and global markets and economies affected thereby. These disruptions caused by the invasion have included, and may continue to include, political, social, and economic disruptions and uncertainties that may affect our business operations or the business operations of our portfolio companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than pursuant to our dividend reinvestment plan, and except as previously reported by us on our current reports on Form 8-K, we did not sell any securities during the period covered by this Form 10-Q that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Fees and Expenses

The following table is being provided to update as of March 31, 2022, certain information in our registration statement on Form N-2 (File No. 333-262146). The information is intended to assist you in understanding the costs and expenses that an investor in our common stock will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Quarterly Report on Form 10-Q contains a reference to fees or expenses paid by “you,” “us,” or “the Company,” or that “we” will pay for expenses, stockholders will indirectly bear such fees or expenses as investors in us.

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Dividend reinvestment plan expenses	—%	(3)
Total stockholder transaction expenses (as a percentage of offering price)	—%
Annual expenses (as a percentage of net assets attributable to common stock):
Management Fee payable under the Investment Advisory Agreement	1.71%	(4)
Incentive Fee payable under the Investment Advisory Agreement	0.90%	(5)
Interest payments on borrowed funds	0.58%	(6)
Other expenses	1.35%	(7)(8)
Total annual expenses	4.54%	(8)

(1)	In the event that the securities are sold to or through underwriters, a related prospectus supplement will disclose the applicable sales load (underwriting discount or commission).
(2)

A related prospectus supplement will disclose the estimated amount of offering expenses, the offering price and the estimated amount of offering expenses borne by the Company as a percentage of the offering price.

(3)

The expenses of the dividend reinvestment plan are included in “other expenses” in the table above. For additional information, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Distributions.”

(4)

Assumes the base management fee will be an amount equal to 0.40% (1.60% annualized) of our average daily Gross Assets during the most recently completed calendar quarter. For additional information, see “Note 7- Related Party Agreements and Transactions: Base Management Fee.”

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

(6)

Interest payments on borrowed funds represents an estimate of our annualized interest expense based on borrowings under the Credit Agreement. The assumed weighted average interest rate on our total debt outstanding was 3.91%. We may borrow additional funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. We may also issue debt securities or preferred stock, subject to our compliance with applicable requirements under the 1940 Act.

(7)

Includes our overhead expenses, such as payments under the Administration Agreement for certain expenses incurred by the Adviser. See “Note 7- Related Party Agreements and Transactions: Administration Agreement.” We based these expenses on estimated amounts for the current fiscal year.

(8)	Estimated.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement (1)

3.2	Articles of Amendment (2)

3.3	Second Amended and Restated Bylaws (2)

10.2

Sixth Amendment to Credit Agreement, dated as of April 20, 2022, among Runway Growth Finance Corp., as borrower; the financial institutions party thereto as lenders; KeyBank National Association, as administrative agent and lender; CIBC Bank USA, as documentation agent and lender; MUFG Union Bank, N.A. as co-documentation agent and lender; and U.S. Bank National Association, as paying agent (3)

10.3	Amended and Restated Dividend Reinvestment Plan (4)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2016.
(2)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on August 19, 2021.
(3)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on April 20, 2022.
(4)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUNWAY GROWTH FINANCE CORP.
Date: May 5, 2022
	By:	/s/ R. David Spreng
R. David Spreng
President, Chief Executive Officer and Chairman of the Board of Directors

Date: May 5, 2022	By:	/s/ Thomas B. Raterman
Thomas B. Raterman
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)