Form 10-Q
period 2022-06-30
Runway Growth Finance Corp.
filed 2022-08-04
CIK 1653384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-01180

Runway Growth Finance Corp.

(Exact name of registrant as specified in its charter)

Maryland	47-5049745
(State of incorporation)	(I.R.S. Employer Identification No.)

205 N. Michigan Ave., Suite 4200
Chicago, IL	60601
(Address of principal executive offices)	(Zip Code)

(312) 281‑6270

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share 7.50% Notes due 2027	RWAY RWAYL	NASDAQ Global Select Market LLC NASDAQ Global Select Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

The issuer had 40,759,727 shares of common stock, $0.01 par value per share, outstanding as of August 3, 2022.

RUNWAY GROWTH FINANCE CORP.

FORM 10‑Q FOR THE QUARTER ENDED June 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RUNWAY GROWTH FINANCE CORP.

Statements of Assets and Liabilities

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Investments at fair value:
Non-control/non-affiliate investments at fair value (cost of $805,247,907 and $647,448,895, respectively)	$799,855,284	$655,384,403
Affiliate investments at fair value (cost of $4,551,235 and $0, respectively)	2,352,019	—
Control investments at fair value (cost of $21,172,353 and $34,873,847, respectively)	5,521,301	29,130,371
Investment in U.S. Treasury Bills at fair value (cost of $0 and $45,001,250, respectively)	—	45,001,500
Total investments at fair value (cost of $830,971,495 and $727,323,992, respectively)	807,728,604	729,516,274
Cash and cash equivalents	6,809,818	4,696,693
Accrued interest receivable	3,419,067	2,368,680
Other accounts receivable	81,018	816,065
Prepaid and deferred expenses	401,909	949,768
Total assets	818,440,416	738,347,480
Liabilities
Debt:
Credit facilities	163,000,000	61,000,000
2026 Senior Notes	70,000,000	20,000,000
Deferred debt costs (net of accumulated amortization of $1,249,583 and $855,295, respectively)	(4,394,010)	(1,511,540)
Total debt, less unamortized deferred debt costs	228,605,990	79,488,460
Reverse repurchase agreement	—	44,774,963
Accrued incentive fees	7,415,334	6,010,250
Due to affiliate	184,759	221,243
Interest payable	1,030,660	249,247
Accrued expenses and other liabilities	1,791,669	1,408,826
Total liabilities	239,028,412	132,152,989
Commitments and contingencies (Note 3)
Net assets
Common stock, par value	413,806	413,806
Additional paid-in capital	606,063,671	606,047,671
Distributable (losses)	(21,786,236)	(266,986)
Treasury stock	(5,279,237)	—
Total net assets	$579,412,004	$606,194,491

Shares of common stock outstanding ($0.01 par value, 100,000,000 shares authorized)	40,967,122	41,380,614
Net asset value per share	$14.14	$14.65

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Investment income
From non-control/non-affiliate investments:
Interest income	$20,430,136	$17,229,488	$37,192,810	$32,250,053
Payment in-kind interest income	1,042,832	1,045,527	2,049,065	1,989,558
Other income	75,448	126,678	265,433	240,970
Interest income from U.S. Treasury Bills	—	15	—	25
Dividend income	317,674	343,755	703,092	687,510
From affiliate investments:
Interest income	4,654	—	4,654	—
Payment in-kind interest income	6,689	—	96,291	—
Other income	8,311	—	8,311	—
From control investments:
Interest income	618,099	—	1,112,421	—
Payment in-kind interest income	2,654,039	—	2,984,450	—
Other income from non-investment sources	208	139	463	260
Total investment income	25,158,090	18,745,602	44,416,990	35,168,376
Operating expenses
Management fees	2,862,303	2,276,341	5,422,239	4,345,550
Incentive fees	3,621,139	2,836,303	4,965,135	3,812,007
Interest expense	1,609,132	761,815	2,482,617	1,489,730
Professional fees	888,114	498,913	1,247,921	820,505
Overhead allocation expense	218,294	208,736	455,266	406,119
Insurance expense	268,618	23,275	537,236	46,551
Administration fee	168,078	92,760	336,651	240,860
Debt financing fees	726,568	419,216	1,432,534	709,201
Directors’ fees	82,500	69,250	171,000	134,000
Tax expense	823	41	1,073	41
Other expenses	233,939	218,475	426,848	341,601
Total operating expenses	10,679,508	7,405,125	17,478,520	12,346,165
Net investment income	14,478,582	11,340,477	26,938,470	22,822,211
Realized and unrealized gain (loss) on investments
Realized gain (loss) on non-control/non-affiliate investments, including U.S. Treasury Bills	903,787	(4,595,853)	532,526	(4,795,077)
Realized gain (loss) on control investments	(65)	—	(65)	—
Net change in unrealized appreciation (depreciation) on non-control/non-affiliate investments, including U.S. Treasury Bills	(8,164,497)	(1,683,287)	(12,319,166)	(4,121,553)
Net change in unrealized appreciation (depreciation) on affiliate investments	(42,673)	—	(3,208,432)	—
Net change in unrealized appreciation (depreciation) on control investments	(7,992,468)	1,650,006	(9,907,576)	2,177,090
Net realized and unrealized gain (loss) on investments	(15,295,916)	(4,629,134)	(24,902,713)	(6,739,540)
Net increase (decrease) in net assets resulting from operations	$(817,334)	$6,711,343	$2,035,757	$16,082,671
Net increase in net assets resulting from operations per common share	$(0.02)	$0.21	$0.05	$0.50
Net investment income per common share	$0.35	$0.35	$0.65	$0.71
Weighted-average shares outstanding	41,215,664	32,396,396	41,294,985	31,953,287

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Statements of Changes in Net Assets

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net increase (decrease) in net assets from operations
Net investment income	$14,478,582	$11,340,477	$26,938,470	$22,822,211
Realized gain (loss) on non-control/non-affiliate investments, including U.S. Treasury Bills	903,787	(4,595,853)	532,526	(4,795,077)
Realized gain (loss) on control investments	(65)	—	(65)	—
Net change in unrealized appreciation (depreciation) on non-control/non-affiliate investments, including U.S. Treasury Bills	(8,164,497)	(1,683,287)	(12,319,166)	(4,121,553)
Net change in unrealized appreciation (depreciation) on affiliate investments	(42,673)	—	(3,208,432)	—
Net change in unrealized appreciation (depreciation) on control investments	(7,992,468)	1,650,006	(9,907,576)	2,177,090
Net increase (decrease) in net assets resulting from operations	(817,334)	6,711,343	2,035,757	16,082,671
Distributions to stockholders from:
Dividends paid to stockholders	(12,382,340)	(11,859,731)	(23,555,007)	(23,482,930)
Total distributions to stockholders	(12,382,340)	(11,859,731)	(23,555,007)	(23,482,930)
Capital share transactions
Acquisition of treasury shares	(4,870,014)	—	(5,279,237)	—
Issuance of shares of common stock	—	—	—	306,911
Issuance of shares of common stock under dividend reinvestment plan	—	9,410,371	—	18,593,591
Offering costs	16,000	(310)	16,000	(4,831)
Net increase (decrease) in net assets resulting from capital share transactions	(4,854,014)	9,410,061	(5,263,237)	18,895,671
Total increase (decrease) in net assets	(18,053,688)	4,261,673	(26,782,487)	11,495,412
Net assets at beginning of period	597,465,692	473,477,424	606,194,491	466,243,685
Net assets at end of period	$579,412,004	$477,739,097	$579,412,004	$477,739,097

Capital share activity
Treasury shares acquired	(381,710)	—	(413,492)	—
Shares issued	—	637,127	—	1,276,403
Shares outstanding at beginning of period	41,348,832	32,053,327	41,380,614	31,414,051
Shares outstanding at end of period	40,967,122	32,690,454	40,967,122	32,690,454

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net increase in net assets resulting from operations	$2,035,757	$16,082,671
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(233,472,843)	(133,681,004)
Purchases of U.S. Treasury Bills	—	(54,999,849)
Payment in-kind interest	(5,129,806)	(1,989,558)
Sales or repayments of investments	94,058,934	96,783,551
Sales or maturities of U.S. Treasury Bills	44,999,747	94,999,162
Realized (gain) loss on investments, including U.S. Treasury Bills	(532,461)	4,795,077
Net change in unrealized appreciation (depreciation) on investments, including U.S. Treasury Bills	25,435,174	1,944,463
Amortization of fixed income premiums or accretion of discounts	(3,571,075)	(3,660,438)
Amortization of deferred debt costs	394,289	232,034
Changes in operating assets and liabilities:
Accrued interest receivable	(1,050,387)	449,244
Other accounts receivable	735,047	129,250
Prepaid and deferred expenses	547,859	(271,779)
Accrued incentive fees	1,405,084	1,066,789
Due to affiliate	(36,484)	(26,971)
Interest payable	781,413	293,110
Accrued expenses and other liabilities	382,843	210,164
Net cash provided by (used in) operating activities	(73,016,909)	22,355,916
Cash flows from financing activities
Payment of deferred financing costs	(3,276,759)	(12,320)
Borrowings under credit facilities	173,000,000	93,000,000
Repayments under credit facilities	(71,000,000)	(75,000,000)
Proceeds from 2026 Senior Notes	50,000,000	—
Proceeds from reverse repurchase agreements	—	44,774,914
Repayments of reverse repurchase agreements	(44,774,963)	(94,524,914)
Acquisition of treasury shares	(5,279,237)	—
Dividends paid to stockholders	(23,555,007)	(4,889,338)
Offering costs	16,000	(4,831)
Net cash received from common stock issued	—	306,911
Net cash provided by (used in) financing activities	75,130,034	(36,349,578)
Net increase (decrease) in cash	2,113,125	(13,993,662)
Cash and cash equivalents at beginning of period	4,696,693	14,886,246
Cash and cash equivalents at end of period	$6,809,818	$892,584
Supplemental and non-cash financing cash flow information:
Taxes paid	$1,073	$—
Interest paid	1,701,204	1,196,620
Non-cash portfolio purchases	1,743,104	648,744
Non-cash dividend reinvestments	—	18,593,591

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited)

June 30, 2022

		Acquisition	Maturity	Principal/
Portfolio Companies	Investment Description(1),(5),(9)	Date	Date	Shares	Cost	Fair Value(2),(6)	Footnotes
Non-Control/Non-Affiliate Investments
Senior Secured Term Loans
Application Software
Circadence Corporation	LIBOR+9.50% PIK, 12.00% floor, 7.50% ETP	12/20/2018	12/15/2022	$18,667,465	$19,726,705	$16,038,243	(4)(8)
Dtex Systems, Inc.	LIBOR+9.50%, 10.00% floor, 1.75% ETP	6/1/2021	6/1/2025	10,000,000	9,987,299	9,900,862	(8)
FiscalNote, Inc.	LIBOR+9.25%, 9.75% floor, 5.00% ETP	10/19/2020	8/21/2023	45,000,000	46,118,289	46,118,289	(8)
	LIBOR+9.25%, 9.75% floor	9/30/2021	8/21/2023	10,000,000	10,002,810	10,002,810	(8)
	LIBOR+9.25%, 9.75% floor, 3.75% ETP	3/28/2022	8/21/2023	20,000,000	20,012,840	20,012,840	(8)
VTX Intermediate Holdings, Inc. (dba VertexOne)	LIBOR+9.00%, 9.50% floor, 4.50% ETP	12/28/2021	12/28/2026	75,000,000	74,628,787	74,628,787	(8)
	LIBOR+9.00%, 9.50% floor, 4.50% ETP	5/31/2022	12/28/2026	10,000,000	9,909,638	9,909,638	(8)
Total Application Software - 32.21%*					190,386,368	186,611,469

Biotechnology
Mustang Bio, Inc.	LIBOR+8.75%, 9.25% floor, 3.50% ETP	3/4/2022	4/15/2027	30,000,000	29,509,567	29,509,567	(8)
Total Biotechnology - 5.09%*					29,509,567	29,509,567

Data Processing & Outsourced Services
Interactions Corporation	SOFR+9.26%, 9.76% floor, 3.4375% ETP	6/24/2022	6/15/2027	40,000,000	39,287,608	39,287,608	(8)
ShareThis, Inc.	LIBOR+9.25%, 11.60% floor, 3.00% ETP	12/3/2018	7/15/2023	19,250,000	19,549,547	19,549,786	(8)
	LIBOR+9.25%, 11.60% floor, 3.00% ETP	1/7/2019	7/15/2023	750,000	760,632	761,680	(8)
	LIBOR+9.25%, 11.60% floor, 3.00% ETP	7/24/2019	7/15/2023	1,000,000	1,011,871	1,015,573	(8)
	LIBOR+8.25%, 10.60% floor, 3.00% ETP	8/18/2020	7/15/2023	1,000,000	1,020,562	1,015,573	(8)
Total Data Processing & Outsourced Services - 10.64%*					61,630,220	61,630,220

Education Services
Turning Tech Intermediate, Inc. (d/b/a Echo 360, Inc.)	LIBOR+8.50%, 9.00% floor, 3.00% ETP	6/22/2021	12/14/2025	20,000,000	20,181,718	20,181,718	(8)
	LIBOR+8.50%, 9.00% floor, 3.00% ETP	3/28/2022	12/14/2025	5,000,000	5,013,035	5,013,035	(8)
Total Education Services - 4.35%*					25,194,753	25,194,753

Electronic Equipment & Instruments
Intellisite Holdings, Inc. (dba Epic IO Technologies, Inc.)	LIBOR+9.75%, 10.25% floor, 2.00% ETP	12/17/2021	12/17/2025	19,000,000	18,649,465	18,649,465	(8)
	LIBOR+9.75%, 10.25% floor, 2.00% ETP	2/28/2022	12/17/2025	3,000,000	2,972,557	2,972,557	(8)
	LIBOR+9.75%, 10.25% floor, 2.00% ETP	3/29/2022	12/17/2025	3,000,000	2,970,010	2,970,010	(8)
Total Electronic Equipment & Instruments - 4.24%*					24,592,032	24,592,032

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited) – (continued)

June 30, 2022

		Acquisition	Maturity	Principal/
Portfolio Companies	Investment Description(1),(5),(9)	Date	Date	Shares	Cost	Fair Value(2),(6)	Footnotes
Non-Control/Non-Affiliate Investments
Senior Secured Term Loans
Health Care Equipment
Moximed, Inc.	PRIME+5.25%, 8.75% floor, 3.50% ETP	6/24/2022	7/1/2027	$15,000,000	$14,676,894	$14,676,894	(8)
Revelle Aesthetics, Inc.	PRIME+5.50%, 8.75% floor, 4.00% ETP	3/30/2022	4/1/2027	12,500,000	12,285,049	12,285,049	(8)
Total Health Care Equipment - 4.65%*					26,961,943	26,961,943

Health Care Technology
Allurion Technologies, Inc.	LIBOR+9.00%, 9.50% floor, 3.00% ETP	12/30/2021	12/30/2025	5,000,000	4,884,220	4,884,220	(8)
	LIBOR+9.00%, 9.50% floor, 3.00% ETP	12/30/2021	12/30/2025	20,000,000	20,077,135	20,077,135	(8)
	LIBOR+9.00%, 9.50% floor, 3.00% ETP	6/14/2022	12/30/2025	5,000,000	4,932,111	4,932,111	(8)
EBR Systems, Inc.	PRIME+4.90%, 8.90% floor, 4.50% ETP	6/30/2022	6/15/2027	20,000,000	19,508,281	19,508,281	(8)
Gynesonics, Inc.	LIBOR+8.75%, 9.25% floor, 3.50% ETP	12/1/2020	12/1/2025	30,000,000	29,960,390	29,960,390	(8)
Mingle Healthcare Solutions, Inc.	LIBOR+9.50%, 11.75% floor, .25% PIK, 10.00% ETP	8/15/2018	10/15/2022	3,963,489	4,536,183	4,350,144	(4)(8)
Route 92 Medical, Inc.	LIBOR+8.48%, 8.98% floor, 3.95% ETP	8/17/2021	7/1/2026	13,000,000	12,756,189	12,756,189	(8)
SetPoint Medical Corporation	LIBOR+8.75%, 9.25% floor, 4.00% ETP	6/29/2021	12/1/2025	10,000,000	10,012,988	10,012,988	(8)
VERO Biotech LLC	LIBOR+9.05%, 9.55% floor, 3.00% ETP	12/29/2020	12/1/2024	25,000,000	24,896,066	24,896,066	(8)
	LIBOR+9.05%, 9.55% floor, 3.00% ETP	3/30/2021	12/1/2024	15,000,000	15,083,724	15,083,724	(8)
Total Health Care Technology - 25.28%*					146,647,287	146,461,248

Human Resource & Employment Services
CloudPay, Inc.	LIBOR+8.75%, 9.25% floor, 2.00% ETP	8/17/2021	8/17/2025	35,000,000	35,012,244	35,012,244	(3)(8)(12)
	LIBOR+8.75%, 9.25% floor, 2.00% ETP	6/1/2022	8/17/2025	10,000,000	9,985,293	9,985,293	(3)(8)(12)
Snagajob.com, Inc.	LIBOR+8.50%, 9.00% floor, 2.75% ETP	9/29/2021	9/1/2025	37,315,385	37,058,477	37,058,477	(8)
Total Human Resource & Employment Services - 14.16%*					82,056,014	82,056,014

Internet Retail
Marley Spoon AG	LIBOR+8.50%, 1.25% PIK, 9.00% floor	6/30/2021	6/15/2025	26,610,407	26,309,290	26,309,290	(3)(4)(8)(11)
	LIBOR+8.50%, 1.25% PIK, 9.00% floor	12/29/2021	6/15/2025	8,147,364	8,085,042	8,085,042	(3)(4)(8)(11)
	LIBOR+8.50%, 1.25% PIK, 9.00% floor	6/14/2022	6/15/2025	11,700,406	11,700,406	11,700,406	(3)(4)(8)(11)
Total Internet Retail - 7.96%*					46,094,738	46,094,738

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited) – (continued)

June 30, 2022

		Acquisition	Maturity	Principal/
Portfolio Companies	Investment Description(1),(5),(9)	Date	Date	Shares	Cost	Fair Value(2),(6)	Footnotes
Non-Control/Non-Affiliate Investments
Senior Secured Term Loans
Internet Software and Services
Bombora, Inc.	LIBOR+5.00%, 5.50% floor, 3.75% PIK, 2.00% ETP	3/31/2021	3/31/2025	$20,938,683	$20,821,022	$20,821,022	(4)(8)
Fidelis Cybersecurity, Inc.	LIBOR+11.00%, 12.0% floor, 2.39% ETP	5/13/2021	5/13/2024	13,641,254	13,679,409	13,679,409	(8)
	LIBOR+11.00%, 12.0% floor, 2.39% ETP	3/25/2022	5/13/2024	10,000,000	9,925,623	9,925,623	(8)
INRIX, Inc.	LIBOR+9.00%, 9.50% floor, 2.50% ETP	11/15/2021	11/15/2025	40,000,000	40,099,878	40,099,878	(8)
	LIBOR+9.00%, 9.50% floor, 2.50% ETP	5/3/2022	11/15/2025	5,000,000	5,007,879	5,007,879	(8)
Synack, Inc.	PRIME+4.25%, 8.25% floor	6/30/2022	6/30/2027	35,000,000	34,829,473	34,829,473	(8)
Total Internet Software and Services - 21.46%*					124,363,284	124,363,284

Total Senior Secured Term Loans - 130.04%*					757,436,206	753,475,268

Second Lien Term Loans
System Software
Dejero Labs Inc.	LIBOR+5.00%, 5.50 floor, 5.00% PIK, 3.00% ETP	12/22/2021	12/22/2025	13,319,185	13,247,638	13,247,638	(3)(4)(8)(10)
Total System Software - 2.29%*					13,247,638	13,247,638

Total Second Lien Term Loans - 2.29%*					13,247,638	13,247,638

Preferred Stocks
Application Software
Aria Systems, Inc.	Series G	7/10/2018		289,419	250,000	408,727	(7)
Total Application Software - 0.07%*					250,000	408,727

Health Care Technology
CareCloud, Inc.	11% Series A Cumulative Redeemable Perpetual	1/8/2020		462,064	12,131,866	12,230,834	(15)(17)
Total Health Care Technology - 2.11%*					12,131,866	12,230,834

Total Preferred Stocks - 2.18%*					12,381,866	12,639,561

Common Stocks
Internet Retail
Brilliant Earth Group, Inc.	Class A	9/22/2021		193,370	361,175	918,508	(7)(15)(17)
Total Internet Retail - 0.16%*					361,175	918,508

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited) – (continued)

June 30, 2022

		Acquisition	Maturity	Principal/
Portfolio Companies	Investment Description(1),(5),(9)	Date	Date	Shares	Cost	Fair Value(2),(6)	Footnotes
Non-Control/Non-Affiliate Investments
Common Stocks
Technology Hardware, Storage & Peripherals
Quantum Corporation		8/13/2021		459,720	$2,606,612	$652,802	(3)(7)(15)(17)
zSpace, Inc.		12/31/2020		6,078,499	1,119,096	—	(7)
Total Technology Hardware, Storage & Peripherals - 0.11%*					3,725,708	652,802

Total Common Stocks - 0.27%*					4,086,883	1,571,310

Warrants							(7)
Advertising
STN Video Inc.	Class B Non-Voting Stock	6/30/2017	6/30/2027	191,500	246,461	—	(3)(7)
Total Advertising - 0.00%*					246,461	—

Application Software
3DNA Corp. (dba NationBuilder)	Series C-1 Preferred Stock	12/28/2018	12/28/2028	273,164	104,138	—	(7)
Aria Systems, Inc.	Series G Preferred Stock	6/29/2018	6/29/2028	2,387,705	1,047,581	3,372,000	(7)
Circadence Corporation	Series A-6 Preferred Stock	12/20/2018	12/20/2028	1,538,462	3,630,000	492,635	(7)
	Series A-6 Preferred Stock	10/31/2019	10/31/2029	384,615	845,540	123,159	(7)
Dtex Systems, Inc.	Series C-Prime Preferred Stock	6/1/2018	6/1/2025	500,000	59,000	247,968	(7)
	Series C-Prime Preferred Stock	7/11/2019	7/11/2026	833,333	114,719	413,281	(7)
FiscalNote, Inc.	Common Stock	10/19/2020	10/19/2030	194,673	438,014	2,238,726	(7)
Porch Group, Inc.	Earnout	12/23/2020	12/23/2023	—	—	—	(7)(13)(15)
Total Application Software - 1.19%*					6,238,992	6,887,769

Biotechnology
Mustang Bio, Inc.	Common Stock	3/4/2022	3/4/2032	748,036	315,000	166,858	(7)
Total Biotechnology - 0.03%*					315,000	166,858

Computer & Electronics Retail
Massdrop, Inc.	Series B Preferred Stock	7/22/2019	7/22/2029	848,093	183,188	145,573	(7)
Total Computer & Electronics Retail - 0.03%*					183,188	145,573

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited) – (continued)

June 30, 2022

		Acquisition	Maturity	Principal/
Portfolio Companies	Investment Description(1),(5),(9)	Date	Date	Shares	Cost	Fair Value(2),(6)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants							(7)
Data Processing & Outsourced Services
Interactions Corporation	Common Stock	6/24/2022	6/24/2032	189,408	$218,773	$218,773	(7)
ShareThis, Inc.	Series D-3 Preferred Stock	12/3/2018	12/3/2028	647,615	2,162,000	2,333,333	(7)
Total Data Processing & Outsourced Services - 0.44%*					2,380,773	2,552,106

Education Services
Aspen Group Inc.	Common Stock	7/25/2017	7/25/2022	224,174	583,301	—	(7)
Total Education Services - 0.00%*					583,301	—

Electronic Equipment & Instruments
Epic IO Technologies, Inc.	Success fee	12/17/2021	12/17/2024	—	312,498	335,471	(7)(13)
Total Electronic Equipment & Instruments - 0.06%*					312,498	335,471

Health Care Equipment
Moximed, Inc.	Series C Preferred Stock	6/24/2022	6/24/2032	214,285	175,233	175,233	(7)
Revelle Aesthetics, Inc.	Series A-2 Preferred Stock	3/30/2022	3/30/3032	115,591	126,314	108,172	(7)
Total Health Care Equipment - 0.05%*					301,547	283,405

Health Care Technology
Allurion Technologies, Inc.	Series C Preferred Stock	3/30/2021	3/30/2031	132,979	282,462	648,331	(7)
	Series D-1 Preferred Stock	6/14/2022	3/30/2031	14,740	45,204	45,204	(7)
CareCloud, Inc.	Common Stock	1/8/2020	1/8/2023	1,000,000	837,000	1,000	(7)
EBR Systems, Inc.	Success fee	6/30/2022	6/30/2032	—	292,297	292,297	(7)(13)
Gynesonics, Inc.	Series G Convertible Preferred Stock	11/19/2021	11/19/2031	16,786,869	128,142	216,839	(7)
Mingle Healthcare Solutions, Inc.	Series AA Preferred Stock	8/15/2018	8/15/2028	1,625,000	492,375	—	(7)
Route 92 Medical, Inc.	Success fee	8/17/2021	8/17/2031	—	248,118	239,916	(7)(13)
SetPoint Medical Corporation	Series B Preferred Stock	6/29/2021	6/29/2031	400,000	14,060	—	(7)
VERO Biotech LLC	Success fee	12/29/2020	12/29/2025	—	376,500	398,577	(7)(13)
Total Health Care Technology - 0.32%*					2,716,158	1,842,164

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited) – (continued)

June 30, 2022

		Acquisition	Maturity	Principal/
Portfolio Companies	Investment Description(1),(5),(9)	Date	Date	Shares	Cost	Fair Value(2),(6)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants							(7)
Human Resource & Employment Services
CloudPay, Inc.	Series B Preferred Stock	6/30/2020	6/30/2030	11,273	$217,500	$874,348	(3)(7)(12)
	Series D Preferred Stock	8/17/2021	8/17/2031	3,502	52,346	42,622	(3)(7)(12)
Snagajob.com, Inc.	Series B-1 Preferred Stock	9/29/2021	9/29/2031	763,269	342,716	368,171	(7)
Total Human Resource & Employment Services - 0.22%*					612,562	1,285,141

Internet Software and Services
Bombora, Inc.	Common Stock	3/31/2021	3/31/2031	121,581	174,500	251,039	(7)
Fidelis Cybersecurity, Inc.	Common Stock	3/25/2022	3/25/2032	—	79,464	89,341	(7)(16)
INRIX, Inc.	Common Stock	7/26/2019	7/26/2029	150,804	522,083	1,751,940	(7)
Longtail Ad Solutions, Inc. (dba JW Player)	Common Stock	12/12/2019	12/12/2029	387,596	46,552	362,016	(7)
Synack, Inc.	Common Stock	6/30/2022	6/30/2032	100,645	127,448	127,448	(7)
Total Internet Software and Services - 0.45%*					950,047	2,581,784

Specialized Consumer Services
AllClear ID, Inc.	Common Stock	9/1/2017	9/1/2027	870,514	1,749,733	575,410	(7)
Credit Sesame, Inc.	Common Stock	1/7/2020	1/7/2030	191,601	424,800	1,186,961	(7)
Total Specialized Consumer Services - 0.30%*					2,174,533	1,762,371

System Software
Dejero Labs Inc.	Common Stock	5/31/2019	5/31/2029	333,621	192,499	250,519	(3)(7)(10)
Scale Computing, Inc.	Common Stock	3/29/2019	3/29/2029	9,665,667	345,816	—	(7)
Total System Software - 0.04%*					538,315	250,519

Technology Hardware, Storage & Peripherals
RealWear, Inc.	Series A Preferred Stock	10/5/2018	10/5/2028	112,451	135,841	359,874	(7)
	Series A Preferred Stock	12/28/2018	12/28/2028	22,491	25,248	71,977	(7)
	Series A Preferred Stock	6/27/2019	6/27/2029	123,894	380,850	396,495	(7)
Total Technology Hardware, Storage & Peripherals - 0.14%*					541,939	828,346

Total Warrants - 3.27%*					18,095,314	18,921,507

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited) – (continued)

June 30, 2022

		Acquisition	Maturity	Principal/
Portfolio Companies	Investment Description(1),(5),(9)	Date	Date	Shares	Cost	Fair Value(2),(6)	Footnotes
Total Non-Control/Non-Affiliate Investments (138.05%)					$805,247,907	$799,855,284

Affiliate Investments							(18)
Common Stocks
Application Software
Coginiti Corp		3/9/2020		1,040,160	4,551,235	1,324,707	(7)
Total Application Software - 0.23%*					4,551,235	1,324,707

Total Common Stocks - 0.23%*					4,551,235	1,324,707

Warrants
Application Software
Coginiti Corp	Common Stock	3/9/2020	3/9/2030	811,770	—	1,027,312	(7)
Total Application Software - 0.18%*					—	1,027,312

Total Warrants - 0.18%*					—	1,027,312
Total Affiliate Investments (0.41%)					4,551,235	2,352,019
Control Investments							(14)
Senior Secured Term Loans
Data Processing & Outsourced Services
Pivot3 Holdings, Inc.	LIBOR+8.50% PIK, 11.00% floor, 4.00% ETP	5/13/2019	11/15/2022	$18,598,265	$19,172,353	$5,521,301	(4)(7)
Total Data Processing & Outsourced Services - 0.95%*					19,172,353	5,521,301

Total Senior Secured Term Loans - 0.95%*					19,172,353	5,521,301

Preferred Stocks
Data Processing & Outsourced Services
Pivot3 Holdings, Inc.	Series 1	1/27/2021		2,675,585	2,000,000	—	(7)
Total Data Processing & Outsourced Services - 0.00%*					2,000,000	—

Total Preferred Stocks - 0.00%*					2,000,000	—

Total Control Investments (0.95%)					21,172,353	5,521,301
Total Investments (139.40%)					$830,971,495	$807,728,604

(1)
Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates, as applicable. Unless otherwise indicated, all of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to the 3‑Month London Interbank Offered Rate (“LIBOR”), the U.S. Prime Rate, or the 3-Month SOFR. At June 30, 2022, the 3‑Month LIBOR was 2.29%, the U.S. Prime Rate was 4.75% and the 3-Month SOFR was 2.12%.

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited) – (continued)

June 30, 2022

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
(3)
Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Non-qualifying assets at fair value represent 13.91% of total assets as of June 30, 2022. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying assets until such time as it complies with the requirements of Section 55(a) of the 1940 Act.
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

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited) – (continued)

June 30, 2022

The Company classifies its investment portfolio in accordance with the requirements of the 1940 Act. Control investments are investments in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Affiliate investments are investments in which the Company owns between 5% and 25% (inclusive) of the voting securities and does not have rights to maintain greater than 50% of the board representation. Transactions related to the Company’s affiliate and control investments during the six months ended June 30, 2022 are as follows:

		For the Six Months Ended June 30, 2022 (Unaudited)
		Amount of	Fair Value			Net	Net Change in	Fair Value
		Investment	as of			Realized	Unrealized	as of
		Income Earned	December 31,	Gross	Gross	Gains	Appreciation	June 30,
Portfolio Company	Investment Description	2022	2021	Additions(1)	Reductions(2)	(Losses)	(Depreciation)	2022(3)
Affiliate Investments
Senior Secured Term Loans
Coginiti Corp	LIBOR+9.50% PIK, 10.81% floor, due 12/15/2022	$109,256	$—	$930,259	$(930,259)	$—	$—	$—
Total Senior Secured Term Loans		109,256	—	930,259	(930,259)	—	—	—
Common Stocks
Coginiti Corp	Common Stock	—	—	4,551,235	—	—	(3,226,528)	1,324,707
Total Common Stocks		—	—	4,551,235	—	—	(3,226,528)	1,324,707
Warrants
Coginiti Corp	Warrant for Common Stock, exercise price $0.01/share, expires 3/9/2030	—	—	1,009,216	—	—	18,096	1,027,312
Total Warrants		—	—	1,009,216	—	—	18,096	1,027,312
Total Affiliate Investments		$109,256	$—	$6,490,710	$(930,259)	$—	$(3,208,432)	$2,352,019
Control Investments
Senior Secured Term Loans
Mojix, Inc.	LIBOR+12.00% , 12.00% cash cap, 5% ETP, due 1/15/2025	$2,286,577	$7,567,610	$1,987,300	$(8,489,294)	$—	$(1,065,616)	$—
	LIBOR+12.00% , 12.00% cash cap, 5% ETP, due 1/15/2025	743,714	2,522,537	647,467	(2,817,578)	—	(352,426)	—
	LIBOR+12.00% , 12.00% cash cap, 5% ETP, due 1/15/2025	183,962	629,997	159,925	(703,708)	—	(86,214)	—
	LIBOR+12.00% , 12.00% cash cap, 5% ETP, due 1/15/2025	184,550	629,118	160,546	(702,761)	—	(86,903)	—
	LIBOR+12.00% , 12.00% cash cap, 5% ETP, due 1/15/2025	374,422	1,252,833	326,620	(1,399,701)	—	(179,752)	—
	LIBOR+12.00% , 12.00% cash cap, 5% ETP, due 1/15/2025	291,292	1,008,093	265,657	(1,089,800)	—	(183,950)	—
Pivot3 Holdings, Inc.	LIBOR+8.50% PIK, 11.00% floor, due 11/15/2022	—	14,649,788	—	—	—	(9,128,487)	5,521,301
Total Senior Secured Term Loans		4,064,517	28,259,976	3,547,515	(15,202,842)	—	(11,083,348)	5,521,301
Preferred Stocks
Mojix, Inc.	Series A-1 Preferred Stock	32,354	870,395	—	(800,000)	—	(70,395)	—
Pivot3 Holdings, Inc.	Series 1 Preferred Stock	—	—	—	—	—	—	—
Total Preferred Stocks		32,354	870,395	—	(800,000)	—	(70,395)	—
Warrants
Mojix, Inc.	Warrant for Common Stock, exercise price $1.286/share, expires 12/13/2030	—	—	—	(119,255)	(65)	119,320	—
	Warrant for Common Stock, exercise price $2.1286/share, expires 12/13/2030	—	—	—	(298,325)	—	298,325	—
	Warrant for Common Stock, exercise price $5.57338/share, expires 12/13/2030	—	—	—	(828,522)	—	828,522	—
Total Warrants		—	—	—	(1,246,102)	(65)	1,246,167	—

Total Control Investments	$4,096,871	$29,130,371	$3,547,515	$(17,248,944)	$(65)	$(9,907,576)	$5,521,301

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited) – (continued)

June 30, 2022

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
(3)
All investments in the portfolio companies, which as of June 30, 2022 represented 1.36% of the Company’s net assets, are restricted as to resale and were valued at fair value as determined in good faith by the Company’s Board of Directors.

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited) – (continued)

June 30, 2022

The following tables show the fair value of our portfolio of investments (excluding any U.S. Treasury Bills held) by geographic region and industry as of June 30, 2022:

	June 30, 2022
	Investments at	Percentage of
Geographic Region	Fair Value	Net Assets
Northeastern United States	$272,929,404	47.10%
Western United States	205,989,297	35.55
South Central United States	85,113,835	14.69
Southeastern United States	65,305,870	11.27
Northwestern United States	47,688,043	8.23
Germany	46,094,738	7.96
United Kingdom	45,914,507	7.92
Midwestern United States	25,194,753	4.35
Canada	13,498,157	2.33
Total	$807,728,604	139.40%

	June 30, 2022
	Investments at	Percentage of
Industry	Fair Value	Net Assets
Application Software	$196,259,984	33.87%
Healthcare Technology	160,534,246	27.71
Internet Software & Services	126,945,068	21.91
Human Resource & Employment Services	83,341,155	14.38
Data Processing & Outsourced Services	69,703,627	12.03
Internet Retail	47,013,246	8.11
Biotechnology	29,676,425	5.12
Healthcare Equipment	27,245,348	4.70
Education Services	25,194,753	4.35
Electronic Equipment & Instruments	24,927,503	4.30
System Software	13,498,157	2.33
Specialized Consumer Services	1,762,371	0.30
Technology Hardware, Storage & Peripherals	1,481,148	0.26
Computer & Electronics Retail	145,573	0.03
Total	$807,728,604	139.40%

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments

December 31, 2021

		Acquisition	Maturity	Principal/
Portfolio Companies	Investment Description(1),(5),(9)	Date	Date	Shares	Cost	Fair Value(2),(6)	Footnotes
Non-Control/Non-Affiliate Investments
Senior Secured Term Loans
Application Software
Aginity, Inc.	LIBOR+9.50% PIK, 10.81% floor	3/24/2020	12/15/2022	$899,054	$899,054	$899,054	(4)
	Fixed 6.50% PIK	3/9/2020	3/9/2027	4,472,419	4,472,419	2,348,809	(4)
Circadence Corporation	LIBOR+9.50% PIK, 12.00% floor, 7.50% ETP	12/20/2018	12/15/2022	17,574,000	18,111,074	15,884,482	(4)(8)
Dtex Systems, Inc.	LIBOR+9.50%, 10.00% floor, 1.75% ETP	6/1/2021	6/1/2025	10,000,000	9,942,422	9,942,422	(8)
FiscalNote, Inc.	LIBOR+9.25%, 9.75% floor, 5.00% ETP	10/19/2020	8/21/2023	45,000,000	45,490,925	45,490,925	(8)
	LIBOR+9.25%, 9.75% floor, 5.00% ETP	9/30/2021	8/21/2023	10,000,000	9,990,162	9,990,162	(8)
VTX Intermediate Holdings, Inc. (dba VertexOne)	LIBOR+9.00%, 9.50% floor, 4.50% ETP	12/28/2021	12/28/2026	75,000,000	74,257,185	74,257,185
Total Application Software - 26.20%*					163,163,241	158,813,039

Data Processing & Outsourced Services
ShareThis, Inc.	LIBOR+9.25%, 11.60% floor, 3.00% ETP	12/3/2018	7/15/2023	19,250,000	19,348,875	19,348,874	(8)
	LIBOR+9.25%, 11.60% floor, 3.00% ETP	1/7/2019	7/15/2023	750,000	751,979	751,979	(8)
	LIBOR+9.25%, 11.60% floor, 3.00% ETP	7/24/2019	7/15/2023	1,000,000	998,484	998,484	(8)
	LIBOR+8.25%, 10.60% floor, 3.00% ETP	8/18/2020	7/15/2023	1,000,000	1,014,040	1,014,040	(8)
Total Data Processing & Outsourced Services - 3.65%*					22,113,378	22,113,377

Education Services
Turning Tech Intermediate, Inc.	LIBOR+10.50%, 11.00% floor, 3.00% ETP	6/22/2021	12/14/2024	20,000,000	20,098,640	20,098,640
Total Education Services - 3.32%*					20,098,640	20,098,640

Electronic Equipment & Instruments
Intellisite Holdings, Inc. (dba Epic IO Technologies, Inc.)	LIBOR+9.75%, 10.25% floor, 2.00% ETP	12/17/2021	12/17/2025	19,000,000	18,521,523	18,521,523	(8)
Total Electronic Equipment & Instruments - 3.06%*					18,521,523	18,521,523

Health Care Technology
Allurion Technologies, Inc.	LIBOR+9.00%, 9.50% floor, 3.00% ETP	12/30/2021	12/30/2025	5,000,000	4,847,557	4,847,557
	LIBOR+9.00%, 9.50% floor, 3.00% ETP	12/30/2021	12/30/2025	20,000,000	20,000,743	20,000,743
CrossRoads Extremity Systems, LLC	LIBOR+8.15%, 1.50% PIK, 8.65% floor, 3.50% ETP	6/29/2021	7/1/2025	7,552,967	7,381,304	7,701,001	(4)
Gynesonics, Inc.	LIBOR+8.75%, 9.25% floor, 3.50% ETP	12/1/2020	12/1/2025	30,000,000	29,799,392	29,799,392
Mingle Healthcare Solutions, Inc.	LIBOR+9.50%, 11.75% floor, 0.25% PIK, 10.00% ETP	8/15/2018	8/15/2022	3,958,483	4,473,959	4,371,891	(4)(8)
Route 92 Medical, Inc.	LIBOR+8.48%, 8.98% floor, 3.95% ETP	8/17/2021	7/1/2026	13,000,000	12,675,523	12,675,523
SetPoint Medical Corporation	LIBOR+8.75%, 9.25% floor, 4.00% ETP	6/29/2021	12/1/2025	10,000,000	9,946,271	9,946,271
VERO Biotech LLC	LIBOR+9.05%, 9.55% floor, 3.00% ETP	12/29/2020	12/1/2024	25,000,000	24,681,082	24,681,082	(8)
	LIBOR+9.05%, 9.55% floor, 3.00% ETP	3/30/2021	12/1/2024	15,000,000	14,990,171	14,990,171	(8)
Total Health Care Technology - 21.28%*					128,796,002	129,013,631

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments – (continued)

December 31, 2021

		Acquisition	Maturity	Principal/
Portfolio Companies	Investment Description(1),(5),(9)	Date	Date	Shares	Cost	Fair Value(2),(6)	Footnotes
Non-Control/Non-Affiliate Investments
Senior Secured Term Loans
Human Resource & Employment Services
CloudPay, Inc.	LIBOR+8.75%, 9.25% floor, 2.00% ETP	8/17/2021	8/17/2025	35,000,000	34,863,473	34,863,473	(3)(13)
Snagajob.com, Inc.	LIBOR+8.50%, 9.00% floor, 2.75% ETP	9/29/2021	9/1/2025	37,315,385	36,847,618	36,847,618
Total Human Resource & Employment Services - 11.83%*					71,711,091	71,711,091

Internet Retail
Brilliant Earth, LLC	LIBOR+7.75%, 8.25% floor, 4.50% ETP	9/30/2019	10/15/2023	35,000,000	35,861,035	35,848,514	(8)
	LIBOR+7.75%, 8.25% floor, 0.75% ETP	12/17/2020	10/15/2023	30,000,000	29,970,285	30,727,298	(8)
Marley Spoon AG	LIBOR+8.50%, 1.25% PIK, 9.00% floor	6/30/2021	6/15/2025	26,442,863	26,061,371	26,061,370	(3)(4)(12)
	LIBOR+8.50%, 1.25% PIK, 9.00% floor	12/29/2021	6/15/2025	8,100,000	8,019,228	8,019,228	(3)(4)(12)
Total Internet Retail - 16.60%*					99,911,919	100,656,410

Internet Software and Services
Bombora, Inc.	LIBOR+5.00%, 5.50% floor, 3.75% PIK, 2.00% ETP	3/31/2021	3/31/2025	20,546,075	20,326,021	20,326,021	(4)(8)
Fidelis Cybersecurity, Inc.	LIBOR+11.00%, 12.0% floor, 2.39% ETP	5/13/2021	5/13/2024	13,641,254	13,623,763	13,623,763	(8)
INRIX, Inc.	LIBOR+9.00%, 9.50% floor, 2.50% ETP	11/15/2021	11/15/2025	40,000,000	39,916,175	39,916,175	(8)
Total Internet Software and Services - 12.19%*					73,865,959	73,865,959

Total Senior Secured Term Loans - 98.12%*					598,181,753	594,793,670

Second Lien Term Loans
System Software
Dejero Labs Inc.	LIBOR+5.00%, 5.50 floor, 5.00% PIK, 3.00% ETP	12/22/2021	12/22/2025	13,000,000	12,872,588	12,872,588	(3)(4)(11)
Total System Software - 2.12%*					12,872,588	12,872,588

Total Second Lien Term Loans - 2.12%*					12,872,588	12,872,588

Preferred Stocks
Application Software
Aria Systems, Inc.	Series G	7/10/2018		289,419	250,000	462,025	(7)
Total Application Software - 0.08%*					250,000	462,025

Health Care Technology
CareCloud, Inc.	11% Series A Cumulative Redeemable Perpetual	1/8/2020		544,178	14,287,836	15,704,705	(16)(19)
Total Health Care Technology - 2.59%*					14,287,836	15,704,705

Total Preferred Stocks - 2.67%*					14,537,836	16,166,730

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments – (continued)

December 31, 2021

		Acquisition	Maturity	Principal/
Portfolio Companies	Investment Description(1),(5),(9)	Date	Date	Shares	Cost	Fair Value(2),(6)	Footnotes
Non-Control/Non-Affiliate Investments
Common Stocks
Application Software
Porch Group, Inc.		12/21/2021		1,429	—	22,278	(7)(16)(19)
Total Application Software - 0.00%*					—	22,278

Internet Retail
Brilliant Earth Group, Inc.	Class P Units	9/22/2021		526,845	984,036	8,903,933	(7)(18)
Total Internet Retail - 1.47%*					984,036	8,903,933

Technology Hardware, Storage & Peripherals
Quantum Corporation		8/13/2021		459,720	2,606,612	2,537,654	(3)(7)(16)(19)
zSpace, Inc.		12/31/2020		6,078,499	1,119,096	—	(7)
Total Technology Hardware, Storage & Peripherals - 0.42%*					3,725,708	2,537,654

Total Common Stocks - 1.89%*					4,709,744	11,463,865

Warrants
Advertising
STN Video Inc.	Class B Non-Voting Stock	6/30/2017	6/30/2027	191,500	246,461	—	(3)(7)
Total Advertising - 0.00%*					246,461	—

Application Software
3DNA Corp. (dba NationBuilder)	Series C-1 Preferred Stock	12/28/2018	12/28/2028	273,164	104,138	—	(7)
Aginity, Inc.	Common Stock	3/9/2020	3/9/2030	811,770	—	1,009,216
Aria Systems, Inc.	Series G Preferred Stock	6/29/2018	6/29/2028	2,387,705	1,047,581	3,811,702	(7)
Circadence Corporation	Series A-6 Preferred Stock	12/20/2018	12/20/2028	1,538,462	3,630,000	808,617	(7)
	Series A-6 Preferred Stock	10/31/2019	10/31/2029	384,615	845,540	202,154	(7)
Dtex Systems, Inc.	Series C-Prime Preferred Stock	6/1/2018	6/1/2025	500,000	59,000	306,799	(7)
	Series C-Prime Preferred Stock	7/11/2019	7/11/2026	833,333	114,719	511,332	(7)
FiscalNote, Inc.	Common Stock	10/19/2020	10/19/2030	194,673	438,014	2,232,569	(7)
Porch Group, Inc.	Earnout	12/23/2020	12/23/2023	—	—	—	(7)(13)(15)
Total Application Software - 1.47%*					6,238,992	8,882,389

Computer & Electronics Retail
Massdrop, Inc.	Series B Preferred Stock	7/22/2019	7/22/2029	848,093	183,188	185,467	(7)
Total Computer & Electronics Retail - 0.03%*					183,188	185,467
See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments – (continued)

December 31, 2021

		Acquisition	Maturity	Principal/
Portfolio Companies	Investment Description(1),(5),(9)	Date	Date	Shares	Cost	Fair Value(2),(6)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants
Data Processing & Outsourced Services
ShareThis, Inc.	Series D-3 Preferred Stock	12/3/2018	12/3/2028	647,615	2,162,000	2,162,000	(7)
Total Data Processing & Outsourced Services - 0.36%*					2,162,000	2,162,000

Electronic Equipment & Instruments
Intellisite Holdings, Inc. (dba Epic IO Technologies, Inc.)	Success fee	12/17/2021	12/17/2024	—	235,314	234,314	(7)(14)
Total Electronic Equipment & Instruments - 0.04%*					235,314	234,314

Education Services
Aspen Group Inc.	Common Stock	7/25/2017	7/25/2022	224,174	583,301	2,000	(7)
Total Education Services - 0.00%*					583,301	2,000

Health Care Technology
Allurion Technologies, Inc.	Series C Preferred Stock	3/30/2021	3/30/2031	132,978	282,462	638,313	(7)
CareCloud, Inc.	Common Stock	1/8/2020	1/8/2022	1,000,000	435,000	—	(7)
	Common Stock	1/8/2020	1/8/2023	1,000,000	837,000	295,000	(7)
CrossRoads Extremity Systems, LLC	Series C Preferred Stock	6/29/2021	6/29/2031	69,261	94,888	209,843	(7)
Gynesonics, Inc.	Series G Convertible Preferred Stock	11/19/2021	11/19/2031	16,786,869	128,142	128,142	(7)
Mingle Healthcare Solutions, Inc.	Series AA Preferred Stock	8/15/2018	8/15/2028	1,625,000	492,375	—	(7)
Route 92 Medical, Inc.	Success fee	8/17/2021	8/17/2031	—	248,118	261,443	(7)(14)
SetPoint Medical Corporation	Series B Preferred Stock	6/29/2021	6/29/2031	400,000	14,060	20,051	(7)
VERO Biotech LLC	Success fee	12/29/2020	12/29/2025	—	376,500	485,311	(7)(14)
Total Health Care Technology - 0.34%*					2,908,545	2,038,103

Human Resource & Employment Services
CloudPay, Inc.	Series B Preferred Stock	6/30/2020	6/30/2030	11,273	217,500	807,139	(3)(7)(13)
	Series D Preferred Stock	8/17/2021	8/17/2031	1,751	31,035	16,686	(3)(7)(13)
Snagajob.com, Inc.	Series B-1 Preferred Stock	9/29/2021	9/29/2031	763,269	342,716	334,353	(7)
Total Human Resource & Employment Services - 0.19%*					591,251	1,158,178

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments – (continued)

December 31, 2021

		Acquisition	Maturity	Principal/
Portfolio Companies	Investment Description(1),(5),(9)	Date	Date	Shares	Cost	Fair Value(2),(6)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants
Internet Software and Services
Bombora, Inc.	Common Stock	3/31/2021	3/31/2031	121,581	174,500	292,372	(7)
Fidelis Cybersecurity, Inc.	Common Stock	5/13/2021	5/13/2031	—	—	—	(7)(16)
INRIX, Inc.	Common Stock	7/26/2019	7/26/2029	150,804	522,083	1,721,243	(7)
Longtail Ad Solutions, Inc. (dba JW Player)	Common Stock	12/12/2019	12/12/2029	387,596	46,552	359,302	(7)
Total Internet Software and Services - 0.39%*					743,135	2,372,917

Specialized Consumer Services
AllClear ID, Inc.	Common Stock	9/1/2017	9/1/2027	870,514	1,749,733	898,370	(7)
Credit Sesame, Inc.	Common Stock	1/7/2020	1/7/2030	191,601	424,800	1,578,981	(7)
Total Specialized Consumer Services - 0.41%*					2,174,533	2,477,351

System Software
Dejero Labs Inc.	Common Stock	5/31/2019	5/31/2029	333,621	192,499	574,831	(3)(7)(11)
Scale Computing, Inc.	Common Stock	3/29/2019	3/29/2029	9,665,667	345,816	—	(7)
Total System Software - 0.09%*					538,315	574,831

Technology Hardware, Storage & Peripherals
RealWear, Inc.	Series A Preferred Stock	10/5/2018	10/5/2028	112,451	135,841	—	(7)
	Series A Preferred Stock	12/28/2018	12/28/2028	22,491	25,248	—	(7)
	Series A Preferred Stock	6/27/2019	6/27/2029	123,894	380,850	—	(7)
Total Technology Hardware, Storage & Peripherals - 0.00%*					541,939	—

Total Warrants - 3.31%*					17,146,974	20,087,550
Total Non-Control/Non-Affiliate Investments - 108.11%*					647,448,895	655,384,403

Control Investments							(14)
Senior Secured Term Loans
Application Software
Mojix, Inc.	LIBOR+12.00% , 12.00% cash cap, 5% ETP	5/16/2017	1/15/2022	6,519,240	6,502,036	7,567,610	(4)(7)(8)
	LIBOR+12.00% , 12.00% cash cap, 5% ETP	8/3/2017	1/15/2022	2,173,080	2,170,069	2,522,537	(4)(7)(8)
	LIBOR+12.00% , 12.00% cash cap, 5% ETP	7/6/2018	1/15/2022	542,721	543,783	629,997	(4)(7)(8)
	LIBOR+12.00% , 12.00% cash cap, 5% ETP	9/5/2018	1/15/2022	541,964	542,215	629,118	(4)(7)(8)
	LIBOR+12.00% , 12.00% cash cap, 5% ETP	1/28/2019	1/15/2022	1,079,293	1,073,081	1,252,833	(4)(7)(8)
	LIBOR+12.00% , 12.00% cash cap, 5% ETP	12/18/2019	1/31/2022	824,143	824,143	1,008,093	(4)(7)(8)
Total Application Software - 2.25%*					11,655,327	13,610,188

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments – (continued)

December 31, 2021

		Acquisition	Maturity	Principal/
Portfolio Companies	Investment Description(1),(5),(9)	Date	Date	Shares	Cost	Fair Value(2),(6)	Footnotes
Control Investments							(14)
Senior Secured Term Loans
Data Processing & Outsourced Services
Pivot3 Holdings, Inc.	LIBOR+8.50% PIK, 11.00% floor, 4.00% ETP	5/13/2019	11/15/2022	18,598,265	19,172,352	14,649,788	(4)(7)
Total Data Processing & Outsourced Services - 2.42%*					19,172,352	14,649,788

Total Senior Secured Term Loans - 4.66%*					30,827,679	28,259,976

Preferred Stocks
Application Software
Mojix, Inc.	Series A-1	12/14/2020		67,114,092	800,000	870,395	(7)
Total Application Software - 0.14%*					800,000	870,395

Data Processing & Outsourced Services
Pivot3 Holdings, Inc.	Series 1	1/27/2021		2,675,585	2,000,000	—	(7)
Total Data Processing & Outsourced Services - 0.00%*					2,000,000	—

Total Preferred Stocks - 0.14%*					2,800,000	870,395

Warrants
Application Software
Mojix, Inc.	Common Stock	12/14/2020	12/13/2030	2,349	119,320	—	(7)
	Common Stock	12/14/2020	12/13/2030	5,873	298,325	—	(7)
	Common Stock	12/14/2020	12/13/2030	394,733	828,522	—	(7)
Total Application Software - 0.00%*					1,246,167	—

Total Control Investments - 4.81%*					33,627,679	29,130,371

U.S. Treasury
	U.S. Treasury Bill, 0.033%	12/30/2021	1/11/2022	45,000,000	45,001,250	45,001,500	(9)
Total U.S. Treasury - 7.42%*					45,001,250	45,001,500

Total Total Investments - 120.34%*					$726,077,824	$729,516,274

(1)
Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates, as applicable. Unless otherwise indicated, all of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to the 3‑Month London Interbank Offered Rate (“LIBOR”) or the U.S. Prime Rate. At December 31, 2021, the 3‑Month LIBOR was 0.21% and the U.S. Prime Rate was 3.25%.
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

			For the Year Ended December 31, 2021
						Net Change in
		Fair Value			Net Realized	Unrealized	Fair Value
		as of	Gross	Gross	Gains	Appreciation	as of
Portfolio Company(4)	Investment Description	December 31, 2020	Additions(1)	Reductions(2)	(Losses)	(Depreciation)	December 31, 2021(3)
Control Investments
Senior Secured Term Loans
Mojix, Inc.	LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 1/15/2022(4)	$4,913,150	$—	$—	$—	$2,654,460	$7,567,610
	LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 1/15/2022(4)	1,637,717	—	—	—	884,820	2,522,537
	LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 1/15/2022(4)	409,016	—	—	—	220,981	629,997
	LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 1/15/2022(4)	408,445	—	—	—	220,673	629,118
	LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 1/15/2022(4)	813,382	—	—	—	439,451	1,252,833
	LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 1/31/2022(4)	779,370	—	(210,000)	—	438,723	1,008,093
	LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 4/30/2021(4)	—	500,000	(500,000)	—	—	—
Pivot3 Holdings, Inc.	LIBOR+8.50% PIK, 11.00% floor, 4.00% ETP, due 11/15/2022	—	12,015,832	(3,994,885)	—	6,628,841	14,649,788
	LIBOR+8.50% PIK, 11.00% floor, due 11/15/2022	—	569,181	(1,080,984)	—	511,803	—
	LIBOR+8.50% PIK, 11.00% floor, 4.00% ETP, due 11/15/2022	—	1,330,538	(2,531,040)	—	1,200,502	—
Total Senior Secured Term Loans		8,961,080	14,415,551	(8,316,909)	—	13,200,254	28,259,976
Preferred Stocks
Mojix, Inc.	Series A-1 Preferred Stock	884,774	—	—	—	(14,379)	870,395
Pivot3 Holdings, Inc.	Series 1 Preferred Stock	—	—	—	—	—	—
Total Preferred Stocks		884,774	—	—	—	(14,379)	870,395
Warrants
Mojix, Inc.	Warrant for Common Stock, exercise price $1.286/share, expires 12/13/2030	—	—	—	—	—	—
	Warrant for Common Stock, exercise price $2.1286/share, expires 12/13/2030	—	—	—	—	—	—
	Warrant for Common Stock, exercise price $5.57338/share, expires 12/13/2030	—	—	—	—	—	—
Total Warrants		—	—	—	—	—	—
Total Control investments		$9,845,854	$14,415,551	$(8,316,909)	$—	$13,185,875	$29,130,371

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

As of June 30, 2022, the Company had completed multiple closings under its second private offering (the “Second Private Offering”) and had accepted aggregate capital commitments of $181,673,500. As of June 30, 2022, in connection with the Second Private Offering the Company has issued 9,617,379 shares of its common stock for a total purchase price of $144,260,683. Concurrent with the IPO (as defined below), all undrawn commitments under the Second Private Offering were cancelled.

On October 25, 2021, the Company closed its initial public offering ("IPO"), issuing 6,850,000 shares of its common stock at a public offering price of $14.60 per share. Net of underwriting fees and offering costs, the Company received net cash proceeds of $93.0 million. The Company’s common stock began trading on the Nasdaq Global Select Market under the symbol “RWAY” on October 21, 2021.

As of June 30, 2022, the Company has issued 22,564 shares as an additional direct investment by Runway Growth Holdings LLC, an affiliate of RGC, at a per-share price of $15.00 for total proceeds of $338,453 in a private offering pursuant to an exemption from registration under Regulation D of the Securities Act.

As of June 30, 2022, the Company has issued an additional 6,647,847 shares as part of the dividend reinvestment plan. For more information, see “Note 6 – Net Assets.”

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited financial statements of the Company are prepared on the accrual basis of accounting in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and pursuant to the requirements for reporting on Form 10‑Q and Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is an investment company following the specialized accounting and reporting guidance specified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies.

In the opinion of management, all adjustments, all of which were of a normal recurring nature, considered necessary for the fair presentation of financial statements for the interim period have been included. The results of operations for the current interim period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December

31, 2022, including the impact of the coronavirus (“COVID 19”) pandemic thereon. The interim unaudited financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K, as modified by the annual report on Form 10-K/A for the year ended December 31, 2021, filed with the SEC on March 2, 2022 and March 14, 2022, respectively.

Certain items in the June 30, 2021 financial statements have been reclassified to conform to the June 30, 2022 presentation with no net effect on the net increase in net assets resulting from operations.

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

The Company had no outstanding reverse repurchase agreements at June 30, 2022. Pursuant to a reverse repurchase agreement with Goldman Sachs which expired on January 6, 2022, the Company purchased a U.S. Treasury Bill, due January 11, 2022. The value of the related collateral that the Company received for this agreement was $45,001,500 at December 31, 2021. At December 31, 2021, the repurchase liability was $44,774,963, which is reflected as “Reverse repurchase agreement” on the Statement of Assets and Liabilities.

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

Non-Accrual of Investments

Debt investments are placed on non-accrual status when principal, interest, and other obligations become materially past due or when there is reasonable doubt that principal, interest, and other obligations will be collected in full. At the point of non-accrual, the Company will generally cease recognizing interest income on the debt investment until all principal and interest due have been paid or the Company believes the borrower has demonstrated the ability to repay its current and future contractual obligations. Additionally, any OID associated with the debt investment is no longer accreted to interest income as of the date the loan is placed on non-accrual status. Any payments received on non-accrual loans are first applied to principal prior to recovery of any foregone interest or end of term payment fees. Non-accrual loans are restored to accrual status when past due principal or interest are paid, and, in management’s judgment are likely to remain current. The Company may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection such that the Company will be made whole on the investment, inclusive of interest and end of term payment fees.

As of June 30, 2022, and December 31, 2021, the Company has not written off any accrued and uncollected PIK interest and dividends. As of June 30, 2022, the Company had one loan to Pivot3 Holdings, Inc., representing an aggregate principal funded of $19,172,353 at a fair value of $5,521,301, on non-accrual status, which represents 0.7% of the Company’s total investment portfolio. The non-accrual loan as of June 30, 2022 had total interest of $2,480,364 that would have been accrued into income. Had the loan not been on non-accrual status, $2,263,836 would be payable, and $216,528 would be OID. As of December 31, 2021, the Company had six loans to Mojix, Inc. and one loan to Pivot3 Holdings, Inc., representing an aggregate principal funded of $30,278,707 at a fair market value of $28,259,976, on non-accrual status, which represents 3.9% of the Company’s total investment portfolio. The non-accrual loans as of December 31, 2021 had total interest of $4,760,387 that would have been accrued into income. Had the loans not been on non-accrual status, $4,064,620 would be payable, and $695,767 would be OID. For the three and six months ended June 30, 2022, approximately 14.7% and 11.5%, respectively, of the Company’s total investment income was attributable to non-cash PIK interest and dividend income. For the three and six months ended June 30, 2021, approximately 5.6% and 5.7%, respectively, of the Company’s total investment income was attributable to non-cash PIK interest and dividend income.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and accrued liabilities, approximate fair value due to their short-term nature. Fair value of the Company’s Credit Agreement is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. As of both June 30, 2022 and December 31, 2021, the Company believes that the carrying value of its Credit Agreement approximates fair value. The 2026 Senior Notes are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the notes. As of June 30, 2022, the Company believes that the carrying value of the 2026 Senior Notes approximates fair value.

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

The Company accounts for income taxes in conformity with ASC Topic 740, Income Taxes ("ASC 740"). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the Financial Statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions deemed to meet a "more-likely-than-not" threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statements of Operations. There were no material uncertain income tax positions at June 30, 2022 or December 31, 2021. Although we file federal and state tax returns, our major tax jurisdiction is federal. The previous three tax year-ends and the interim tax period since then remain subject to examination by the Internal Revenue Service.

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

Per Share Information

Basic and diluted earnings per common share is calculated using the weighted-average number of common shares outstanding for the period presented. For the three and six months ended June 30, 2022 and 2021, basic and diluted earnings per share of common stock were the same because there were no potentially dilutive securities outstanding. Per share data is based on the weighted-average shares outstanding.

Distributions

The Company generally intends to distribute, out of assets legally available for distribution, substantially all of its available earnings, on a quarterly basis, subject to the discretion of the Board of Directors. For the three and six months ended June 30, 2022, the Company declared and paid dividends in the amount of $12,382,340 and $23,555,007, respectively, of which $10,172,229 and $13,925,314, respectively, was distributed in cash and the remainder distributed in shares to stockholders, purchased in the open market pursuant to the Company’s dividend reinvestment plan. For the three and six months ended June 30, 2021, the Company declared dividends in the amount of $11,859,731 and $23,482,930, respectively, of which $2,449,360 and $4,889,338, respectively, was distributable in cash and the remainder distributable in shares to stockholders pursuant to the Company’s dividend reinvestment plan.

Organization and Offering Costs

Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services and other fees pertaining to the Company’s organization, all of which are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s public and private offering materials as well as travel-related expenses related to the Company’s public and private offerings. Pursuant to the investment advisory agreement in place between the Company and RGC at the time of the Initial Private Offering, the Company and RGC agreed that organization and offering costs incurred in connection with the Initial Private Offering would be borne by the Company up to a maximum amount of $1,000,000, provided that the amount of such costs in excess of $1,000,000 would be paid by RGC. As of December 31, 2016, the Company had already incurred the maximum amount of $1,000,000 in organization and offering costs incurred in connection with the Initial Private Offering. As a result, for the three and six months ended June 30, 2022 and 2021, the Company did not incur any organization or offering expenses in connection with the Initial Private Offering.

Offering costs related to the Second Private Offering were accumulated and charged to additional paid in capital at the time of closing beginning in 2019. These offering costs related to the Second Private Offering are subject to a cap of $600,000, excluding placement agent fees which have no cap, of which the Company will bear the cost. As of each of June 30, 2022 and December 31, 2021, the Company had accumulated and recorded $651,991 of offering costs related to the Second Private Offering. As of each of June 30, 2022 and December 31, 2021, $186,198 in placement agent fees had been incurred. Under the terms of the Second Private Offering, offering costs in excess of $600,000, excluding placement agent fees, will be reimbursed by RGC.

Offering costs related to the IPO were accumulated and charged to additional paid in capital at the time of closing in October 2021. As of June 30, 2022 and December 31, 2021, we had accumulated and recorded $6,970,599 and $6,970,599, respectively, of offering costs related to the Company’s IPO. The offering costs are fully born by the Company and include underwriting fees, legal fees, and other costs pertaining to the preparation of the Company’s offering materials as well as travel-related expenses.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848),” which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. ASU No. 2021-01 provides increased clarity as the Company continues to evaluate the transition of reference rates and is currently evaluating the impact of adopting ASU No. 2020-04 and 2021-01 on the financial statements. The Company did not utilize the optional expedients and exceptions provided in this guidance during the three and six months ended June 30, 2022 and 2021.

Note 3 – Commitments and Contingencies

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time.

At June 30, 2022, the Company had $274,284,615 in unfunded loan commitments to provide debt financing to its portfolio companies. Unfunded commitments may be subject to portfolio companies achieving certain performance milestones to access unfunded availability. The balance of unfunded commitments to extend financing as of June 30, 2022 was as follows:

Portfolio Company	Investment Type	June 30, 2022
Allurion Technologies, Inc.	Senior Secured Term Loan	$10,000,000
Dtex Systems, Inc.	Senior Secured Term Loan	10,000,000
EBR Systems, Inc.	Senior Secured Term Loan	30,000,000
Gynesonics, Inc.	Senior Secured Term Loan	20,000,000
INRIX, Inc.	Senior Secured Term Loan	5,000,000
Intellisite Holdings, Inc. (dba Epic IO Technologies, Inc.)	Senior Secured Term Loan	5,000,000
Interactions Corporation	Senior Secured Term Loan	10,000,000
Moximed, Inc.	Senior Secured Term Loan	15,000,000
Mustang Bio, Inc.	Senior Secured Term Loan	45,000,000
Revelle Aesthetics, Inc.	Senior Secured Term Loan	12,500,000
Route 92 Medical, Inc.	Senior Secured Term Loan	42,000,000
SetPoint Medical Corporation	Senior Secured Term Loan	25,000,000
ShareThis, Inc.	Senior Secured Term Loan	3,000,000
Snagajob.com, Inc.	Senior Secured Term Loan	6,784,615
Synack, Inc.	Senior Secured Term Loan	25,000,000
VERO Biotech LLC	Senior Secured Term Loan	10,000,000
Total unused commitments to extend financing		$274,284,615

At December 31, 2021, the Company had $186,984,615 in unfunded loan commitments to provide debt financing to its portfolio companies. Unfunded commitments may be subject to portfolio companies achieving certain performance milestones to access unfunded availability. The balance of unfunded commitments to extend financing as of December 31, 2021 was as follows:

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

The Company’s management believes that its available cash balances, availability under the Credit Agreement provides sufficient funds to cover its unfunded commitments as of June 30, 2022. The Company has evaluated the expected net future cash flows related to unfunded commitments and determined the fair value to be zero as of June 30, 2022 and December 31, 2021.

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

Other Commitments and Contingencies

On February 24, 2022, the Board of Directors approved a repurchase program (the “Repurchase Program”) under which the Company may repurchase up to $25 million of its outstanding common stock. Under the Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board of Directors, the repurchase program will terminate 12 months from the date it was approved. As of June 30, 2022, 413,492 shares of our common stock were repurchased under the Repurchase Program for an aggregate repurchase price of $5,279,237.

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

Note 5 – Net Increase in Net Assets Resulting from Operations per Common Share

The following information sets forth the computation of basic income per common share for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net increase (decrease) in net assets resulting from operations	$(817,334)	$6,711,343	$2,035,757	$16,082,671
Weighted-average shares outstanding for the period
Basic	41,215,664	32,396,396	41,294,985	31,953,287
Diluted	41,215,664	32,396,396	41,294,985	31,953,287
Per Share Data(1):
Basic and diluted income (loss) per common share
Basic	$(0.02)	$0.21	$0.05	$0.50
Diluted	$(0.02)	$0.21	$0.05	$0.50

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

In connection with the Initial Private Offering, the Company issued 18,241,157 shares of our common stock to stockholders for a total purchase price of $275,000,000. Between June 14, 2019 and June 30, 2022, the Company accepted $181,673,500 in capital commitments under its Second Private Offering. As of June 30, 2022 and December 31, 2021, the Company had issued 9,617,379 shares of common stock for aggregate proceeds of $144,260,683 under the Second Private Offering. Concurrent with the IPO, all undrawn commitments under the Second Private Offering were cancelled.

As of June 30, 2022, the Company has issued 22,564 shares as an additional direct investment by Runway Growth Holdings LLC, an affiliate of RGC, at $15.00 per share for total proceeds of $338,453 in a private offering pursuant to an exemption from registration under Regulation D of the Securities Act.

During the three months ended June 30, 2022, the Company repurchased 381,710 shares for an aggregate purchase price of $4,870,014 in connection with its Repurchase Program and no shares were issued in connection with the reinvestment of dividends. The following table summarizes capital activity during the three months ended June 30, 2022:

					Additional	Distributable	Total
	Common Stock		Treasury Stock		Paid-in	(Losses)	Net
	Shares	Amount	Shares	Amount	Capital	Earnings	Assets
Balance, beginning of period	41,380,614	$413,806	(31,782)	$(409,223)	$606,047,671	$(8,586,562)	$597,465,692
Acquisition of treasury shares	—	—	(381,710)	(4,870,014)	—	—	(4,870,014)
Issuance of common stock	—	—	—	—	—	—	—
Reinvestment of dividends	—	—	—	—	—	—	—
Offering costs	—	—	—	—	16,000	—	16,000
Net investment income	—	—	—	—	—	14,478,582	14,478,582
Net realized gain (loss) on investments	—	—	—	—	—	903,722	903,722
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(16,199,638)	(16,199,638)
Dividends declared	—	—	—	—	—	(12,382,340)	(12,382,340)
Tax reconciliation of stockholders' equity in accordance with U.S. GAAP	—	—	—	—	—	—	—
Balance, end of period	41,380,614	$413,806	(413,492)	$(5,279,237)	$606,063,671	$(21,786,236)	$579,412,004

During the six months ended June 30, 2022, the Company repurchased 413,492 shares for an aggregate purchase price of $5,279,237 in connection with its Repurchase Program and no shares were issued in connection with the reinvestment of dividends. The following table summarizes capital activity during the six months ended June 30, 2022:

					Additional	Distributable	Total
	Common Stock		Treasury Stock		Paid-in	(Losses)	Net
	Shares	Amount	Shares	Amount	Capital	Earnings	Assets
Balance, beginning of period	41,380,614	$413,806	—	$—	$606,047,671	$(266,986)	$606,194,491
Acquisition of treasury shares	—	—	(413,492)	(5,279,237)	—	—	(5,279,237)
Issuance of common stock	—	—	—	—	—	—	—
Reinvestment of dividends	—	—	—	—	—	—	—
Offering costs	—	—	—	—	16,000	—	16,000
Net investment income	—	—	—	—	—	26,938,470	26,938,470
Net realized gain (loss) on investments	—	—	—	—	—	532,461	532,461
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(25,435,174)	(25,435,174)
Dividends declared	—	—	—	—	—	(23,555,007)	(23,555,007)
Tax reconciliation of stockholders' equity in accordance with U.S. GAAP	—	—	—	—	—	—	—
Balance, end of period	41,380,614	$413,806	(413,492)	$(5,279,237)	$606,063,671	$(21,786,236)	$579,412,004

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

The shares of common stock issued, the price per share and the proceeds raised, from inception through June 30, 2022, are detailed in the following table:

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

RGC earned base management fees of $2,862,303 and $5,422,239, respectively, for the three and six months ended June 30, 2022, and $2,276,341 and $4,345,550, respectively, for the three and six months ended June 30, 2021.

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

RGC earned incentive fees of $3,621,139 and $4,965,135, respectively, for the three and six months ended June 30, 2022; $3,028,355 and $4,084,578, respectively, of the incentive fees for the three and six months ended June 30, 2022 were earned, payable in cash, and $592,784 and $880,557, respectively, of the incentive fees for the three and six months ended June 30, 2022 were accrued and generated from deferred interest (i.e., PIK interest and certain discount accretion) and are not payable pending receipt of cash by the Company. RGC earned incentive fees for the three and six months ended June 30, 2021 of $2,836,303 and $3,812,007, respectively; $2,229,639 and $2,968,870, respectively, of the incentive fees for the three and six months ended June 30, 2021 were earned, payable in cash, and $606,664 and $843,137, respectively, of the incentive fees for the three and six months ended June 30, 2021 were accrued and deferred (i.e., PIK interest and certain discount accretion) and are not payable pending receipt of cash by the Company. Both currently payable in cash, $3,852,055 and $2,493,508, and deferred incentive fees, $3,563,279 and $3,516,742, are included in accrued incentive fees on the Statements of Assets and Liabilities as of June 30, 2022 and December 31, 2021, respectively.

The capital gains incentive fee consists of fees related to realized gains, realized capital losses and unrealized capital depreciation. With respect to the incentive fee expense accrual related to the capital gains incentive fee, U.S. GAAP requires that the capital gains invective fee accrual consider the cumulative aggregate unrealized appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized appreciation were realized even though such unrealized appreciation is not permitted to be considered in calculating the fee actually payable under the Advisory Agreement. As of each of June 30, 2022 and December 31, 2021, there was no capital gains incentive fee accrued, earned or payable to RGC under the Advisory Agreement.

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

The Company reimbursed the Administrator $274,283 and $562,391, respectively, during the three and six months ended June 30, 2022. As of June 30, 2022, the Company had accrued a net payable to the Administrator of $184,759. Of the total amount reimbursed and accrued during the three and six months ended June 30, 2022, $242,792 and $495,076, respectively, was related to overhead allocation expense. The Company reimbursed the Administrator $163,842 and $479,382 during the three and six months ended June 30, 2021. As of June 30, 2021, the Company accrued a net payable to the Administrator of $116,544. Of the total amount reimbursed and accrued during the three and six months ended June 30, 2021, $151,524 and $437,439, respectively, was related to overhead allocation expense. As of December 31, 2021, the Company had accrued a net payable to the Administrator of $221,243. Administration fees, which include fees payable by the Administrator to third-party service providers who provide additional administration services for the Company, were $168,078 and $336,651, respectively, for the three and six months ended June 30, 2022. Administration fees, which include fees payable by the Administrator to third-party service providers who provide additional administration services for the Company, were $92,760 and $240,860, respectively, for the three and six months ended June 30, 2021.

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

Oaktree Strategic Relationship

In connection with the strategic relationship, OCM purchased an aggregate of 14,571,334 shares of our common stock for an aggregate purchase price of $219.3 million in our Initial Private Offering and our Second Private Offering. As of June 30, 2022, OCM owns 21,129,668 shares of our common stock or approximately 52% of our outstanding shares. OCM has granted a proxy to us pursuant to which the shares held by OCM will be voted in the same proportion as our other stockholders vote their shares.

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

The following tables present information about the Company’s assets and liabilities measured at fair value as of June 30, 2022 and December 31, 2021, respectively:

	As of June 30, 2022 (Unaudited)
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Common Stock	$1,571,310	$—	$1,324,707	$2,896,017
Senior Secured Term Loans	—	—	758,996,569	758,996,569
Second Lien Term Loans	—	—	13,247,638	13,247,638
Preferred Stock	12,230,834	—	408,727	12,639,561
Warrants	—	—	19,948,819	19,948,819
Total Portfolio Investments	13,802,144	—	793,926,460	807,728,604
Total Investments	$13,802,144	$—	$793,926,460	$807,728,604

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Common Stock	$2,559,932	$8,903,933	$—	$11,463,865
Senior Secured Term Loans	—	—	623,053,646	623,053,646
Second Lien Term Loans	—	—	12,872,588	12,872,588
Preferred Stock	15,704,705	—	1,332,420	17,037,125
Warrants	—	—	20,087,550	20,087,550
Total Portfolio Investments	18,264,637	8,903,933	657,346,204	684,514,774
U.S. Treasury Bill	45,001,500	—	—	45,001,500
Total Investments	$63,266,137	$8,903,933	$657,346,204	$729,516,274

The Company recognizes transfers into and out of the levels indicated above at the end of each reporting period. During the period ended June 30, 2022, the Company had common stock investments with restrictions lifted, resulting in an asset transfer out of Level 2 and into Level 1 at the fair value of $918,508. During the year ended December 31, 2021, the Company had warrant investments converted to common stock investments, resulting in an asset transfer out of Level 3 and into Level 2 at the fair value of $15,305,039.

The following table presents a rollforward of Level 3 assets measured at fair value as of June 30, 2022:

	Preferred	Common	Senior Secured	Second Lien
	Stock	Stock	Term Loans	Term Loans	Warrants	Total
Fair value at December 31, 2021	$1,332,420	$—	$623,053,646	$12,872,588	$20,087,550	$657,346,204
Amortization of fixed income premiums or accretion of discounts	—	—	3,515,960	55,865	—	3,571,825
Purchases of investments(1)	—	4,551,235	232,254,002	319,185	1,478,227	238,602,649
Sales or repayments of investments(1)	(800,000)	—	(88,170,835)	—	(1,508,601)	(90,479,436)
Transfers out of Level 3	—	—	—	—	—	—
Realized gain (loss)	—	—	—	—	(267,453)	(267,453)
Change in unrealized appreciation (depreciation)	(123,693)	(3,226,528)	(11,656,204)	—	159,096	(14,847,329)
Fair value at June 30, 2022	$408,727	$1,324,707	$758,996,569	$13,247,638	$19,948,819	$793,926,460
Change in unrealized appreciation (depreciation) on Level 3 investments still held as of June 30, 2022	$(53,297)	$(3,226,528)	$(10,760,763)	$—	$(1,407,117)	$(15,447,705)

(1)
Includes PIK interest, net of reorganization and restructuring of investments.

The following table presents a rollforward of Level 3 assets measured at fair value as of June 30, 2021:

	Preferred	Senior Secured	Second Lien
	Stock	Term Loans	Term Loans	Warrants	Total
Fair value at December 31, 2020	$1,336,268	$501,964,657	$—	$33,008,672	$536,309,597
Amortization of fixed income premiums or accretion of discounts	—	3,661,864	—	—	3,661,864
Purchases of investments(1)	2,000,000	132,838,824	—	728,728	135,567,552
Sales or repayments of investments(1)	—	(96,452,874)	—	—	(96,452,874)
Transfers out of Level 3	—	—	—	(9,492,345)	(9,492,345)
Realized gain (loss)	—	—	—	(490,408)	(490,408)
Change in unrealized appreciation (depreciation)	(1,857,702)	(11,100,714)	—	612,468	(12,345,948)
Fair value at June 30, 2021	$1,478,566	$530,911,757	$—	$24,367,115	$556,757,438
Change in unrealized appreciation (depreciation) on Level 3 investments still held as of June 30, 2021	$142,297	$(9,896,411)	$—	$(8,569,068)	$(18,323,182)

(1)
Includes PIK interest, net of reorganization and restructuring of investments.

The following table provides quantitative information regarding Level 3 fair value measurements as of June 30, 2022:

				Range
Description	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average)
Common Stock	$1,324,707	Recent private market and merger and acquisition transaction prices	N/A	N/A
Preferred Stock	408,727	Recent private market and merger and acquisition transaction prices	N/A	N/A
Senior Secured Term Loans(1)	737,437,025	Discounted Cash Flow analysis	Discount rate	9.6% - 24.8% (14.0%)
		Market approach	Origination yield	9.6% - 19.3% (12.0%)
	21,559,544	PWERM	Discount rate	35.0% - 35.0% (35.0%)
Second Lien Term Loans	13,247,638	Discounted Cash Flow analysis	Discount rate	15.5% - 15.5% (15.5%)
Warrants(2)	12,977,225	Option pricing model	Risk-free interest rate	1.5% - 3.7% (3.0%)
			Average industry volatility	20.0% - 72.2% (38.9%)
			Estimated time to exit	0.1 - 5.2 (1.9 years)
			Revenue multiples	1.44x - 684.14x (12.34x)
	6,971,594	PWERM	Discount rate	20.0% - 40.0% (32.3%)
			Revenue multiples	2.50x - 204.18x (11.25x)
Total Level 3 Investments	$793,926,460

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2021:

				Range
Description	Fair Value	Valuation Technique	Unobservable Inputs	(Weighted Average)
Preferred Stock	$1,332,420	Recent private market and merger and acquisition transaction prices	N/A	N/A
Senior Secured Term Loans(1)	594,793,670	Discounted Cash Flow analysis	Discount rate	6.2% - 71.2% (12.9%)
		Market approach	Origination yield	5.1% - 100.1% (11.8%)
	28,259,976	PWERM	Discount rate	16.3% - 25.0% (20.8%)
Second Lien Term Loans(1)	12,872,588	Discounted Cash Flow analysis	Discount rate	12.2% - 12.2% (12.2%)
Warrants(2)	13,132,780	Option pricing model	Risk-free interest rate	0.1% - 1.2% (0.5%)
			Average industry volatility	20.0% - 75.0% (39.6%)
			Estimated time to exit	0.5 - 5.7 (2.0 yrs)
			Revenue multiples	0.00x - 13.46x (6.16x)
	6,954,770	PWERM	Discount rate	30.0% - 46.0% (36.0%)
			Revenue multiples	2.94x - 123.71x (9.53x)
Total Level 3 Investments	$657,346,204

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
(2)
The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are inputs used in the OPM, which include industry volatility, risk free interest rate and estimated time to exit. The Equity Allocation model and the Black Scholes model were the main OPMs used during the period ended June 30, 2022 and the year ended December 31, 2021. Probability Weighted Expected Return Models (“PWERM”) and other techniques were used as determined appropriate. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. However, a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase or decrease in the unobservable inputs. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.

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

Warrants

Warrants provide exposure and potential gains upon equity appreciation of the portfolio company’s equity value. A warrant has a limited life and expires on a certain date. As a warrant’s expiration date approaches, the time value of the warrant will decline. In addition, if the stock underlying the warrant declines in price, the intrinsic value of an “in the money” warrant will decline. Further, if the price of the stock underlying the warrant does not exceed the strike price of the warrant on the expiration date, the warrant will expire worthless. As a result, there is the potential for the entire value of an investment in a warrant to be lost. The Company’s volume of warrant investment activity is closely correlated to its primary senior secured loans to portfolio companies. For the three and six months ended June 30, 2022, the Company had a net realized gain/(loss) of ($65) and ($267,453), respectively, and a net change in unrealized appreciation/(depreciation) of ($1,019,716) and $159,096, respectively, from its investments in warrants. For the three and six months ended June 30, 2021, the Company had a net realized gain/(loss) of $273,798 and $490,408, respectively, and a net change in unrealized appreciation/(depreciation) of $2,875,080 and $612,468, respectively, from its investments in warrants. Realized gain/(loss) from warrants is included in Realized gain (loss) on non-control/non-affiliate investments, including U.S. Treasury Bills on the Statement of Operations. Net change in unrealized appreciation/(depreciation) from investments in warrants is included in Net Change in unrealized appreciation (depreciation) on non-control/non-affiliate investments, including U.S. Treasury Bills.

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

Aggregate offering costs in connection with the 2026 Senior Notes issuance, including the underwriter’s discount and commissions, were $899,277, which were capitalized and deferred. As of June 30, 2022 and December 31, 2021, unamortized deferred debt costs related to the 2026 Senior Notes were $814,748 and $376,029, respectively, and were included in the Total debt, less unamortized deferred debt costs on the Statements of Assets and Liabilities.

For the three and six months ended June 30, 2022, the components of interest expense and related fees for the 2026 Senior Notes are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stated interest expense	$743,750	$—	$1,251,389	$—
Amortization of deferred debt costs	45,867	—	79,952	—
Total cost of debt	$789,617	$—	$1,331,341	$—
Weighted average cost of debt	4.46%	—%	4.63%	—%

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

The Credit Agreement provides for borrowings up to a maximum aggregate principal amount of $100 million, subject to availability under a borrowing base that is determined by the number and value of eligible loan investments in the collateral, applicable advance rates and concentration limits, and certain cash and cash equivalent holdings of the Company. The Credit Agreement has an accordion feature that allows the Company to increase the aggregate commitments up to $200 million, subject to new or existing lenders agreeing to participate in the increase and other customary conditions. There can be no assurances that existing lenders will agree to such an increase, or that additional lenders will join the credit facility to increase available borrowings. Borrowings under the Credit Agreement bear interest on a per annum basis equal to a three-month adjusted LIBOR rate (with a LIBOR floor of zero), plus an applicable margin rate that varies from 3.00% to 2.50% per annum depending on utilization and other factors. During the availability period, the applicable margin rate (i) is 3.00% per annum for interest periods during which the average utilization is less than 60% and (ii) varies from 3.00% to 2.50% per annum when the average utilization equals or exceeds 60% (with 3.00% applying when the eligible loans in the collateral consist of 9 or fewer unaffiliated obligors, 2.75% applying when the eligible loans consist of between 10 and 29 unaffiliated obligors, and 2.50% applying when the eligible loans consist of 30 or more unaffiliated obligors). During the amortization period, the applicable margin rate will be 3.00%. If certain eurodollar disruption events occur, then borrowings under the Credit Agreement will bear interest on a per annum basis equal to (i) a base rate instead of LIBOR that is set at the higher of (x) the federal funds rate plus 0.50% and (y) the prime rate, plus (ii) the applicable margin rate discussed above. Interest is payable quarterly in arrears. The Company also pays unused commitment fees of 0.50% per annum on the unused lender commitments under the Credit Agreement, as well as a minimum earnings fee of 3.00% that will be payable annually in arrears, starting on May 31, 2021, on the average unused commitments below 60% of the aggregate commitments during the preceding 12‑month period.

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

On August 3, 2021, the Company further amended the fee letter (the “Second Amended and Restated Fee Letter”) to amend the first payment date of the minimum earnings fee, which will be payable annually starting on May 31, 2022. Under the Second Amended and Restated Fee Letter, the Company will also pay a supplemental fee on the 15th calendar day of each month beginning August 16, 2021 and ending July 15, 2022 in an aggregate amount equal to $66,367, which is paid pro rata to the lenders listed in Schedule A of the Second Amended and Restated Fee Letter. The Credit Agreement is secured by a perfected first priority security interest in substantially all of the Company’s assets and portfolio investments. The Credit Agreement contains certain customary covenants and events of default for secured revolving credit facilities of this nature, including, without limitation, maintenance of a tangible net worth as of the last day of each fiscal quarter in excess of the greater of (i) $125 million plus 75% of the net proceeds of sales of equity interests in the Company and (ii) the loan balance of the Company’s four largest obligors; maintenance of an asset coverage ratio as of the last day of each fiscal quarter that equals or exceeds the greater of 150% and the ratio otherwise applicable to the Company under the 1940 Act; maintenance of an interest coverage ratio as of the last day of each fiscal quarter of 2.00 to 1.00; maintenance of a minimum liquidity amount as of the last day of each fiscal quarter; net income not being negative for two consecutive fiscal quarters or any trailing 12‑month period; a limitation on incurring additional indebtedness without the prior written consent of the administrative agent (subject to limited exceptions); certain change-of-control events occur at the Company or the Company’s investment adviser; the departure of certain key persons from the Company or the Company’s investment adviser; RGC ceases to be the Company’s investment adviser; maintenance of business-development-company status and regulated-investment-company status; nonpayment; misrepresentation of representations and warranties; breach of covenant; and certain bankruptcy and liquidation events.

On April 20, 2022, the Company entered into a certain amended and restated credit agreement (the “Amended and Restated
Credit Agreement”) that amended and restated the Credit Agreement, dated as of May 31, 2019. The Amended and Restated Credit Agreement amended and restated the prior Credit Agreement to: (i) increase the commitment amount from $215 million to $225 million, (ii) increase the accordion amount from a $350 million maximum aggregate commitment amount to a $500 million maximum aggregate commitment amount; (iii) extend the maturity date and revolving period, (iv) calculate the interest rate based on SOFR (rather than LIBOR), and (v) amend certain other terms of the Prior Credit Agreement, including without limitation the borrowing base calculation and excess concentration measures. The availability period under the Credit Agreement expires on April 20, 2025, and is followed by a one-year amortization period. The stated maturity date under the Credit Agreement is April 20, 2026.

On June 30, 2022, the Company further increased the commitment amount under the Credit Agreement to $280 million under the previously available commitment capacity, pursuant to the accordion provisions.

For the three and six months ended June 30, 2022 and 2021, the components of interest expense and related fees for the KeyBank Credit Agreement are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stated interest expense	$870,104	$1,484,486	$1,234,395	$1,484,486
Amortization of deferred debt costs	196,870	232,034	314,337	232,034
Unused fees	274,563	328,417	599,625	328,417
Total cost of debt	$1,341,537	$2,044,937	$2,148,357	$2,044,937
Weighted average cost of debt	6.20%	4.88%	6.55%	4.87%

For the three and six months ended June 30, 2022, the weighted average outstanding debt balance was $86,659,341 and $64,270,718, respectively, and the weighted average effective interest rate was 3.97% and 3.83%, respectively. For the three and six months ended June 30, 2021, the weighted average outstanding debt balance was $86,010,989 and $84,359,116, respectively, and the weighted average effective interest rate was 3.50% and 3.50%, respectively.

As of June 30, 2022, the Company had $163,000,000 outstanding under the Credit Agreement and $70,000,000 of 2026 Senior Notes outstanding under the Note Purchase Agreement, each with maturities as follows:

Borrowings	Date of Advance	Due Date	Amount	Rate
KeyBank National Association Loan Facility	6/30/2020	5/31/2024	$163,000,000	3.97%
Series 2021A Senior Notes due 2026	12/10/2021	12/10/2026	20,000,000	4.25
Series 2021A Senior Notes due 2026	2/10/2022	12/10/2026	50,000,000	4.25
			$233,000,000

As of December 31, 2021, the Company had $61,000,000 outstanding under the Credit Agreement and $20,000,000 of 2026 Senior Notes outstanding under the Note Purchase Agreement, each with maturities as follows:

Loan Facility	Date of Advance	Due Date	Amount	Rate
KeyBank National Association Loan Facility	6/30/2020	5/31/2024	$61,000,000	3.50%
Series 2021A Senior Notes due 2026	12/10/2021	12/10/2026	20,000,000	4.25
			$81,000,000

Note 11 – Financial Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Data(1):
Net asset value at beginning of period	$14.45	$14.77	$14.65	$14.84
Net investment income(3)	0.35	0.35	0.65	0.71
Realized gain (loss)	0.02	(0.14)	0.01	(0.15)
Change in unrealized appreciation (depreciation)	(0.39)	—	(0.62)	(0.06)
Dividends	(0.30)	(0.37)	(0.57)	(0.73)
Accretion (Dilution)(4)	0.01	—	0.02	—
Net asset value at end of period	$14.14	$14.61	$14.14	$14.61
Total return based on net asset value(2)	(2.15)%	(1.08)%	(3.48)%	(1.55)%
Weighted-average shares outstanding for period, basic	41,215,664	32,396,396	41,294,985	31,953,287
Ratio/Supplemental Data:
Net assets at end of period	$579,412,004	$477,739,097	$579,412,004	$477,739,097
Average net assets(5)	$594,275,669	$481,543,614	$602,996,757	$477,645,007
Ratio of net operating expenses to average net assets(6)(7)	5.37%	4.39%	5.01%	4.40%
Ratio of net increase (decrease) in net assets resulting from operations to average net assets(7)	1.28%	7.36%	1.52%	7.60%
Portfolio turnover rate(8)	11.20%	14.35%	12.92%	17.19%

1.
Financial highlights are based on weighted-average shares outstanding.

2.
Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.
3.
Return from investment operations was 2.42% and 2.37% for the three months ended June 30, 2022 and 2021, respectively. Return from investment operations was 4.44% and 4.78% for the six months ended June 30, 2022 and 2021, respectively. Return from investment operations represents returns on net investment income (loss) from operations.
4.
Return from accretion was 0.07% and 0.00% for the three months ended June 30, 2022 and 2021, respectively. Return from accretion was 0.14% and 0.00% for the six months ended June 30, 2022 and 2021, respectively.
5.
The annualized ratio of net investment income to average net assets was 11.61% and 11.22% for the three months ended June 30, 2022 and 2021, respectively. The annualized ratio of net investment income to average net assets was 9.85% and 10.45% for the six months ended June 30, 2022 and 2021, respectively.
6.
The annualized ratio of net operating expenses excluding incentive fees, to average net assets was 4.76% and 3.81% for the three months ended June 30, 2022 and 2021, respectively. The annualized ratio of net operating expenses excluding incentive fees, to average net assets was 4.18% and 3.60% for the six months ended June 30, 2022 and 2021, respectively.
7.
Incentive fees are not annualized.
8.
The portfolio turnover rate for the three and six months ended June 30, 2022 and 2021 equals the lesser of investment portfolio purchases or sales during the period, divided by the average investment portfolio value during the period. As such, portfolio turnover rate is not annualized.

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

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments for federal income tax purposes as of and for the period ended June 30, 2022 and the year ended December 31, 2021:

	June 30, 2022	December 31, 2021
	(Unaudited)
Tax cost on investments	$830,676,870	$726,968,588

Unrealized appreciation	$10,846,192	$23,598,138
Unrealized depreciation	(33,794,457)	(21,050,452)
Net unrealized appreciation/(depreciation) from investments	$(22,948,265)	$2,547,686

Note 13 - Subsequent Events

The Company evaluated events subsequent to June 30, 2022 through August 4, 2022.

On July 19, 2022, the Company funded an investment of $4,000,000 to Intellisite Holdings, Inc. (dba Epic IO Technologies, Inc.).

On July 28, 2022, the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”), entered into the First Supplemental Indenture (the “First Supplemental Indenture”) to the Indenture, dated July 28, 2022, between the Company and the Trustee (together with the First Supplemental Indenture, the “Indenture”). The First Supplemental Indenture relates to the Company’s issuance, offer and sale of $80.5 million in aggregate principal amount of its 7.50% Notes due 2027 (the “2027 Notes”) pursuant to an underwriting agreement. Net of underwriting fees, the Company received total net cash proceeds of $78.1 million, before expenses.

The 2027 Notes will mature on July 28, 2027, unless previously redeemed or repurchased in accordance with their terms. The interest rate of the 2027 Notes is 7.50% per year and will be paid quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, commencing September 1, 2022. The 2027 Notes are the Company’s direct unsecured obligations and rank pari passu with the Company’s existing and future unsecured, unsubordinated indebtedness, including the 2026 Senior Notes; senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2027 Notes; effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, including, without limitation, borrowings under the Company’s Credit Agreement; and structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s existing or future subsidiaries, financing vehicles or similar facilities, including the Credit Agreement.

The 2027 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after July 28, 2024, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price of $25 per 2027 Note plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption.

On July 28, 2022, the Company declared a dividend of $0.33 per share payable on August 23, 2022 to shareholders of record as of August 9, 2022.

On July 29, 2022, the Company's investment in FiscalNote, Inc. was refinanced resulting in $10,000,000 of the original investment being prepaid and a new investment of $65,000,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report on Form 10‑Q contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors, and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•
changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including changes from the impact of the current COVID 19 pandemic and market volatility resulting from the Russian invasion of Ukraine;
•
our ability to continue to effectively manage our business due to the disruptions caused by the current COVID‑19 pandemic;
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
•
a contraction of available credit and/or an inability to access the equity markets that could impair our lending and investment activities, including as a result of the COVID‑19 pandemic;
•
interest rate volatility that could adversely affect our results, particularly to the extent that we use leverage as part of our investment strategy;
•
the impact of interest and inflation rates on our business prospects and the prospects of our portfolio companies;
•
our future operating results, including our ability to achieve objectives as a result of the COVID‑19 pandemic;
•
our business prospects and the prospects of our portfolio companies, including the impact of the COVID‑19 pandemic thereon;
•
our contractual arrangements and relationships with third parties;
•
the ability of our portfolio companies to achieve their objectives, including as a result of the COVID‑19 pandemic;
•
competition with other entities and our affiliates for investment opportunities;
•
the speculative and illiquid nature of our investments;
•
the use of borrowed money to finance a portion of our investments;
•
the adequacy of our financing sources and working capital;
•
the loss of key personnel;
•
the timing of cash flows, if any, from the operations of our portfolio companies and the impact of the COVID‑19 pandemic thereon;
•
the ability of our external investment adviser, Runway Growth Capital LLC (“RGC”), to locate suitable investments for us and to monitor and administer our investments and the impacts of the COVID‑19 pandemic thereon;
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
•
the effect of legal, tax, and regulatory changes; and
•
the other risks, uncertainties and other factors we identify under “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K, as modified by the annual report on Form 10-K/A for the year ended December 31, 2021, filed with the SEC on March 2, 2022 and March 14, 2022, respectively and in our other filings with the Securities and Exchange Commission (the “SEC”).

Although we believe the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this quarterly report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” in in Part I, Item 1A of our annual report on Form 10-K, as modified by the annual report on Form 10-K/A for the year ended December 31, 2021, filed with the SEC on March 2, 2022 and March 14, 2022, respectively.

We have based the forward-looking statements included in this Form 10‑Q on information available to us on the date of this Form 10‑Q, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including our annual reports on Form 10‑K, quarterly reports on Form 10‑Q and current reports on Form 8‑K.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this quarterly report on Form 10‑Q.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will remain an emerging growth company until the last day of our fiscal year following the fifth anniversary of our IPO on October 25, 2021, or until the earliest of (i) the last day of the first fiscal year in which we have total annual gross revenue of $1,070,000,000 or more, (ii) December 31 of the fiscal year in which we become a “large accelerated filer” as defined in Rule 12b‑2 under the Securities Exchange Act of 1934, as amended (together with the rules and regulations promulgated thereunder, the “Exchange Act”), (which would occur if the market value of our common stock held by non-affiliates exceeds $700.0 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months), or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period. For so long as we remain an emerging growth company under the JOBS Act, we will be subject to reduced public company reporting requirements.

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

As of June 30, 2022, we had completed multiple closings under our second private offering (the “Second Private Offering”) and had accepted aggregate capital commitments of $181,673,500. As of June 30, 2022, in connection with the Second Private Offering we have issued 9,617,379 shares of our common stock for a total purchase price of $144,260,683. Concurrent with the IPO, all undrawn commitments under the Second Private Offering were cancelled.

On October 25, 2021, we closed our IPO, issuing 6,850,000 shares of our common stock at a public offering price of $14.60 per share. Net of underwriting fees and offering costs, we received net cash proceeds of $93.0 million. Our common stock began trading on the Nasdaq Global Select Market under the symbol “RWAY” on October 21, 2021.

As of June 30, 2022, we have issued 22,564 shares as an additional direct investment by Runway Growth Holdings LLC, an affiliate of RGC, for a total purchase price of $338,453. As of June 30, 2022, we have issued an additional 6,647,847 shares as part of our dividend reinvestment plan. Refer to Note 6 for further detail.

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

On June 15, 2022, we filed an amendment to our existing Order to permit us to, subject to the satisfaction of certain conditions, co-invest in our existing portfolio companies with certain affiliates that are private funds even if such other funds had not previously invested in such existing portfolio company. Without this order, such affiliated funds that are private funds would not be able to participate in such co-investments with us unless the affiliated funds had previously acquired securities of the portfolio company in a co-investment transaction with us.

Portfolio Composition and Investment Activity

Portfolio Composition

At June 30, 2022, we had investments in 43 portfolio companies, representing 23 companies in which we held loan and warrant investments, one company in which we held loan investments and shares of common, preferred stock, or a combination with warrants, three companies in which we held a loan investment only, ten companies in which we held warrant investments only, and six companies in which we held shares of common or preferred stock only, or a combination with warrants. At December 31, 2021, we had investments in 39 portfolio companies, representing 20 companies where we held loan and warrant investments, 12 companies where we held warrant interests only, and we held one U.S. Treasury Bill. The following table shows the fair value of our investments, by asset class, as of June 30, 2022 and December 31, 2021:

	June 30, 2022 (Unaudited)			December 31, 2021
			Percentage			Percentage
			of Total			of Total
Investments	Cost	Fair Value	Portfolio	Cost	Fair Value	Portfolio
Portfolio Investments
Common Stocks	$8,638,118	$2,896,017	0.4%	$4,709,744	$11,463,865	1.6%
Senior Secured Term Loans	776,608,559	758,996,569	94.0	629,009,432	623,053,646	85.4
Second Lien Term Loans	13,247,638	13,247,638	1.6	12,872,588	12,872,588	1.8
Preferred Stocks	14,381,866	12,639,561	1.6	17,337,836	17,037,125	2.3
Warrants	18,095,314	19,948,819	2.5	18,393,141	20,087,550	2.7
Total Portfolio Investments	830,971,495	807,728,604	100.0	682,322,741	684,514,774	93.8

U.S. Treasury Bill	—	—	—	45,001,250	45,001,500	6.2
Total Investments	$830,971,495	$807,728,604	100.0%	$727,323,991	$729,516,274	100.0%

For the three and six months ended June 30, 2022, our debt investment portfolio had a dollar-weighted annualized yield of 15.11% and 13.44%, respectively. For the three and six months ended June 30, 2021, our debt investment portfolio had a dollar-weighted annualized yield of 15.25% and 14.11%, respectively. We calculate the yield on dollar-weighted debt investments for any period measured as (1) total related investment income during the period divided by (2) the daily average of the fair value of debt investments outstanding during the period. As of June 30, 2022, our debt investments had a dollar-weighted average outstanding term of 49 months at origination and a dollar-weighted average remaining term of 39 months, or approximately 3.2 years. As of June 30, 2022, substantially all of our debt investments had an original committed principal amount of between $6 million and $85 million, repayment terms of between 34 months and 60 months and pay cash interest at annual interest rates of between 7.03% and 13.03%.

The following table shows our dollar-weighted annualized yield by investment type for the three and six months ended June 30, 2022 and June 30, 2021:

	Fair Value(1)				Cost(2)
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Investment type:
Debt investments	15.11%	15.25%	13.44%	14.11%	14.97%	15.09%	13.32%	13.97%
Equity interest	3.21%	2.76%	3.27%	2.73%	3.26%	3.31%	3.51%	3.34%
All investments	14.43%	14.08%	12.81%	13.05%	14.32%	14.17%	12.76%	13.15%

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

Investment Activity

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments as well as repayments and sales of existing investments. During the six months ended June 30, 2022, the Company funded $151.2 million in six new portfolio companies and $82.3 million in nine existing portfolio companies, net of upfront loan origination fees. The Company also received $88.2 million in loan repayments from four portfolio companies and $5.9 million in proceeds from the termination of warrants, sale of preferred stock, and sale of common stock. During the six months ended June 30, 2021, the Company funded $81.5 million in six new portfolio companies and $52.2 million in eight existing portfolio companies. The Company also received $94.7 million in loan repayments from nine portfolio companies.

Portfolio Reconciliation

The following is a reconciliation of our investment portfolio, including U.S. Treasury Bills, for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
	(unaudited)	(unaudited)
Beginning Investment Portfolio	$729,516,274	$621,826,650
Purchases of Investments(1)	238,602,649	135,670,562
Purchases of U.S. Treasury Bills	—	54,999,849
Amortization of Fixed Income Premiums or Accretion of Discounts	3,571,075	3,660,438
Sales or Repayments of Investments	(86,793,259)	(94,717,114)
Scheduled Principal Payments of Investments	(7,265,675)	(2,066,437)
Sales and Maturities of U.S. Treasury Bills	(44,999,747)	(94,999,162)
Realized Gain (Loss) on Investments	532,461	(4,813,280)
Net Change in Unrealized Appreciation (Depreciation) on Investments	(25,435,174)	(1,944,463)
Ending Investment Portfolio	$807,728,604	$617,617,043

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

The following table shows the investment ratings of our debt investments at fair value as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022 (Unaudited)			As of December 31, 2021
		% of	Number of		% of	Number of
Investment		Total	Portfolio		Total	Portfolio
Rating	Fair Value	Portfolio	Companies	Fair Value	Portfolio	Companies
1	$—	—%	—	$91,424,112	12.5%	2
2	746,334,519	92.4	24	479,114,147	65.7	17
3	20,388,387	2.5	2	47,490,324	6.5	4
4	—	—	—	3,247,863	0.4	1
5	5,521,301	0.7	1	14,649,788	2.0	1
	$772,244,207	95.6%	27	$635,926,234	87.2%	25

The global COVID-19 pandemic, to date, has had limited impact on the investment ratings of our debt investments, taken as a whole. However, the ongoing impact of the global COVID-19 pandemic is uncertain and we can make no assurances that the pandemic or changes in the macroeconomic environment will not have a negative impact on our investment portfolio in the future.

Loans and Debt Securities on Non-Accrual Status

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of June 30, 2022, we had one loan to Pivot3 Holdings, Inc., representing an aggregate principal funded of $19,172,353 at a fair value of $5,521,301 on non-accrual status, which represents 0.95% of the Company’s net assets. As of December 31, 2021, we had six loans to Mojix, Inc. and one loan to Pivot3 Holdings, Inc., representing an aggregate principal funded of $30,278,707 at a fair value of $28,259,976, on non-accrual status, which represented 4.66% of our net assets.

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

Comparison of the Three Months Ended June 30, 2022 and 2021

	Three Months Ended
	June 30, 2022		June 30, 2021
		Per		Per
	Total	Share(1)	Total	Share(1)
Investment income
Interest and dividend income	$25,082,434	$0.61	$18,618,785	$0.57
Other income	75,656	—	126,817	—
Total investment income	25,158,090	0.61	18,745,602	0.58
Operating expenses
Management fees	2,862,303	0.07	2,276,341	0.07
Incentive fees	3,621,139	0.09	2,836,303	0.09
Interest expense	1,609,132	0.04	761,815	0.02
Professional fees	888,114	0.02	498,913	0.02
Overhead allocation expense	218,294	0.01	208,736	0.01
Insurance expense	268,618	0.01	23,275	—
Administration fees	168,078	—	92,760	—
Debt financing fees	726,568	0.02	419,216	0.01
Directors’ fees	82,500	—	69,250	—
Tax expense	823	—	41	—
Other expenses	233,939	0.01	218,475	0.01
Total operating expenses	10,679,508	0.26	7,405,125	0.23
Net investment income	14,478,582	0.35	11,340,477	0.35
Realized gain (loss) on investments	903,722	0.02	(4,595,853)	(0.14)
Net change in unrealized appreciation (depreciation) on investments	(16,199,638)	(0.39)	(33,281)	—
Net increase (decrease) in net assets resulting from operations	$(817,334)	(0.02)	$6,711,343	0.21

(1)
The basic per share figures noted above are based on weighted averages of 41,215,664 and 32,396,396 shares outstanding for the three months ended June 30, 2022 and 2021, respectively.

Investment Income

Our investment objective is to maximize total return to our stockholders primarily through current income on our loan portfolio, and secondarily through capital appreciation on our warrants and other equity positions. We intend to achieve our investment objective by investing in high growth-potential, private companies. We typically invest in senior secured and second lien secured loans that generally fall into two strategies: Sponsored Growth Lending and Non-Sponsored Growth Lending. Our Sponsored Growth Lending strategy also typically includes the receipt of warrants and/or other equity from venture-backed companies. We expect our investments in loans will generally range from between $5.0 million to $75.0 million, and the upper end of this range may increase as we raise additional capital.

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

Investment income for the three months ended June 30, 2022 and 2021 was $25,158,090 and $18,745,602, respectively, and includes non-recurring income of $1,825,151 and $2,966,937, respectively. The increase in investment income for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to interest income and driven by our deployment of capital, increased invested balance, prepayments, end-of-term payments, and increased market interest rates.

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
•
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

Operating expenses for the three months ended June 30, 2022 and 2021 were $10,679,508 and $7,405,125 respectively. Operating expenses increased for the three months ended June 30, 2022 from the three months ended June 30, 2021 primarily due to an increase in incentive fees, management fees, debt financing fees, and interest expense. Operating expenses per share for the three months ended June 30, 2022 and 2021 were $0.26 per share and $0.23 per share, respectively.

Incentive Fees

Incentive fees for the three months ended June 30, 2022 and 2021 were $3,621,139 and $2,836,303, respectively. Incentive fees increased for the three months ended June 30, 2022 from the three months ended June 30, 2021 primarily due to an increase in net investment income arising from the income acceleration from the loan repayment in Mojix, Inc. $3,028,355 of the incentive fees for the three months ended June 30, 2022 were earned, payable in cash, and included under Accrued incentive fees on the Statement of Assets and Liabilities as of June 30, 2022. $592,784 of the incentive fees for the three months ended June 30, 2022 were deferred and accrued, and included in Accrued incentive fees on the Statement of Assets and Liabilities as of June 30, 2022. $2,229,639 of the incentive fees for the three months ended June 30, 2021 were earned, payable in cash, and included under Accrued incentive fees on the Statement of Assets and Liabilities as of June 30, 2021. $606,664 of the incentive fees for the three months ended June 30, 2021 were deferred and accrued, and included under Accrued incentive fees on the Statement of Assets and Liabilities as of June 30, 2021. Incentive fees related to PIK or deferred interest are accrued and payment is deferred until such interest is collected in cash. Incentive fees per share for the three months ended June 30, 2022 and June 30, 2021 were $0.09 and $0.09 per share, respectively.

Net Investment Income

Net investment income for the three months ended June 30, 2022 and 2021 was $14,478,582 and $11,340,477, respectively. Net investment income increased for the three months ended June 30, 2022 from the three months ended June 30, 2021, primarily due to an increase in net investment income arising from the income acceleration from the loan repayment in Mojix, Inc. Net investment income per share for the three months ended June 30, 2022 and 2021 was $0.35 per share and $0.35 per share, respectively.

Net Realized Gain (Loss) on Investments

The net realized gain on investments of $903,722 for the three months ended June 30, 2022 was primarily due to the gain on a portion of our investment in the common stock of Brilliant Earth Group, Inc. The net realized loss on investments of $4,595,853 for the three months ended June 30, 2021 was primarily due to the loss on a portion of our investment in the preferred stock of CareCloud, Inc.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Net change in unrealized depreciation on investments of $16,199,638 for the three months ended June 30, 2022 was primarily due to decreases in the fair value of our senior secured loan to Pivot3 Holdings, Inc. and common stock of Brilliant Earth Group, Inc. The net change in unrealized depreciation on investments of $33,281 for the three months ended June 30, 2021 was primarily due to decreases in the fair value of our senior secured loans to Pivot3 Holdings, Inc. and our investment in the common stock of Pivto3 Holdings, Inc. This was partially offset by an increase in the fair value of our investment in the common stock of Ouster, Inc.

Net Increase (Decrease) in Net Assets Resulting from Operations

We had a net decrease in net assets resulting from operations of $817,334 for the three months ended June 30, 2022, as compared to a net increase in net assets resulting from operations of $6,711,343 for the three months ended June 30, 2021. The net decrease in net assets resulting from operations for the three months ended June 30, 2022 from the three months ended June 30, 2021 was primarily due to an increase in unrealized depreciation in our portfolio and an increase in operating expenses for the three months ended June 30, 2022.

Comparison of the Six Months Ended June 30, 2022 and 2021

	Six Months Ended
	June 30, 2022		June 30, 2021
		Per		Per
	Total	Share(1)	Total	Share(1)
Investment income
Interest and dividend income	$44,151,094	$1.07	$34,927,146	$1.09
Other income	265,896	0.01	241,230	0.01
Total investment income	44,416,990	1.08	35,168,376	1.10

Operating expenses
Management fees	5,422,239	0.13	4,345,550	0.14
Incentive fees	4,965,135	0.12	3,812,007	0.12
Interest expense	2,482,617	0.06	1,489,730	0.05
Professional fees	1,247,921	0.03	820,505	0.03
Overhead allocation expense	455,266	0.01	406,119	0.01
Insurance expense	537,236	0.01	46,551	—
Administration fees	336,651	0.01	240,860	0.01
Debt financing fees	1,432,534	0.03	709,201	0.02
Directors’ fees	171,000	—	134,000	—
Tax expense	1,073	—	41	—
Other expenses	426,848	0.01	341,601	0.01
Total operating expenses	17,478,520	0.42	12,346,165	0.39
Net investment income	26,938,470	0.65	22,822,211	0.71
Realized gain (loss) on investments	532,461	0.01	(4,795,077)	(0.15)
Net change in unrealized appreciation (depreciation) on investments	(25,435,174)	(0.62)	(1,944,463)	(0.06)
Net increase in net assets resulting from operations	$2,035,757	$0.05	$16,082,671	$0.50

(1)
The basic per share figures noted above are based on weighted averages of 41,294,985 and 31,953,287 shares outstanding for the six months ended June 30, 2022 and 2021, respectively.

Investment Income

Investment income for the six months ended June 30, 2022 and 2021 was $44,416,990 and $35,168,376, respectively, and includes non-recurring income of $2,648,450 and $3,569,046, respectively. The increase in investment income for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to interest income and driven by our deployment of capital, increased invested balance, prepayments, end-of-term payments, and increased market interest rates.

Operating Expenses

Operating expenses for the six months ended June 30, 2022 and 2021 were $17,478,520 and $12,346,165 respectively. Operating expenses increased for the six months ended June 30, 2022 from the three months ended June 30, 2021 primarily due to an increase in incentive fees, management fees, debt financing fees, and interest expense. Operating expenses per share for the six months ended June 30, 2022 and 2021 were $0.42 per share and $0.39 per share, respectively.

Incentive Fees

Incentive fees for the six months ended June 30, 2022 and 2021 were $4,965,135 and $3,812,007, respectively. Incentive fees increased for the six months ended June 30, 2022 from the six months ended June 30, 2021 primarily due to an increase in net investment income arising from increased market interest rates and from the income acceleration from the loan repayment in Mojix, Inc. $4,084,578 of the incentive fees for the six months ended June 30, 2022 were earned, payable in cash, and included under Accrued incentive fees on the Statement of Assets and Liabilities as of June 30, 2022. $880,557 of the incentive fees for the six months ended June 30, 2022 were deferred and accrued, and included in Accrued incentive fees on the Statement of Assets and Liabilities as of June 30, 2022. $2,968,870 of the incentive fees for the six months ended June 30, 2021 were earned, payable in cash, and included under Accrued incentive fees on the Statement of Assets and Liabilities as of June 30, 2021. $843,137 of the incentive fees for the six months ended June 30, 2021 were deferred and accrued, and included under Accrued incentive fees on the Statement of Assets and Liabilities as of June 30, 2021. Incentive fees related to PIK or deferred interest are accrued and payment is deferred until such interest is collected in cash. Incentive fees per share for the six months ended June 30, 2022 and June 30, 2021 were $0.12 and $0.12 per share, respectively.

Net Investment Income

Net investment income for the six months ended June 30, 2022 and 2021 was $26,938,470 and $22,822,211, respectively. Net investment income increased for the six months ended June 30, 2022 from the six months ended June 30, 2021, primarily due to an increase in interest income resulting from an increase in the size of the investment portfolio and increased market interest rates and from the income acceleration from the loan repayment in Mojix, Inc. Net investment income per share for the six months ended June 30, 2022 and 2021 was $0.65 per share and $0.71 per share, respectively.

Net Realized Gain (Loss) on Investments

The net realized gain on investments of $532,461 for the six months ended June 30, 2022 was primarily due to the gain on a portion of our investment in the common stock of Brilliant Earth Group, Inc. partially offset by the loss on our investments in the preferred stock and warrants in CareCloud, Inc. The net realized loss on investments of $4,795,077 for the six months ended June 30, 2021 was primarily due to the loss on a portion of our investment in the preferred stock of CareCloud, Inc.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Net change in unrealized depreciation on investments of $25,435,174 for the six months ended June 30, 2022 was primarily due to decreases in the fair value of our senior secured loan to Pivot3 Holdings, Inc., common stock of Brilliant Earth Group, Inc., and common stock of Coginiti Corp. The net change in unrealized depreciation on investments of $1,944,463 for the six months ended June 30, 2021 was primarily due to decreases in the fair value of our senior secured loans to Pivot3 Holdings, Inc. and our investment in the preferred stock of Pivot3 Holdings, Inc. This was partially offset by an increase in the fair value of our investment in the common stock of Ouster, Inc.

Net Increase (Decrease) in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of $2,035,757 for the six months ended June 30, 2022, as compared to a net increase in net assets resulting from operations of $16,082,671 for the six months ended June 30, 2021. The net decrease in net assets resulting from operations for the six months ended June 30, 2022 from the six months ended June 30, 2021 was primarily due to an increase in unrealized depreciation in our portfolio and an increase in operating expenses for the six months ended June 30, 2022.

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

During the six months ended June 30, 2022, cash and cash equivalents increased to $6,809,818 from $4,696,693 as of December 31, 2021. This decrease was primarily the result of the purchase of investments in portfolio companies and was partially offset by the repayment of an investment in a portfolio company, proceeds from our 2026 Senior Notes, and net borrowings under the Credit Agreement.

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

The following table provides information regarding our repurchases of our common stock pursuant to the Repurchase Program for six months ended June 30, 2022.

			Approximate	Approximate
			Dollar Value of	Dollar Value of
	Total Number	Average	Shares That Have	Shares That May
	of Shares	Price Paid	Been Purchased	Yet Be Purchased
	Repurchased	Per Share	Under the Plan	Under the Plan
Quarter ended March 31, 2022	31,782	$12.88	$409,223	$24,590,776
Quarter ended June 30, 2022	381,710	12.76	4,870,014	19,720,762

Contractual Obligations

At June 30, 2022, the Company had $274,284,615 in unfunded loan commitments, many of which are subject to portfolio company performance milestones, to provide debt financing to 16 portfolio companies. The Company’s management believes that its available cash balances, availability under the Credit Agreement, provides sufficient funds to cover its unfunded commitments as of June 30, 2022.

	Payments Due By Period
		Less than			More than
	Total	1 year	1–3 years	3–5 years	5 years
Credit facilities(1)	$163,000,000	$—	$—	$163,000,000	$—
2026 Senior Notes(1)	70,000,000	—	—	70,000,000	—
Total	$233,000,000	$—	$—	$233,000,000	$—

(1)
See “Note 10 – Borrowings” to our financial statements in Part I, Item 1 of this Form 10‑Q for more information.

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

Aggregate offering costs in connection with the 2026 Senior Notes issuance, including the underwriter’s discount and commissions, were $899,277 which were capitalized and deferred. As of June 30, 2022 and December 31, 2021, unamortized deferred debt costs related to the 2026 Senior Notes were $814,748 and $376,029, respectively. See “Note 10—Borrowings” to our financial statements in Part I of this Form 10-Q for more information on the 2026 Senior Notes.

On May 31, 2019, we entered into the Credit Agreement by and among us, as borrower, KeyBank National Association, as administrative agent, syndication agent, and a lender, CIBC, as documentation agent and a lender, and U.S. Bank National Association, as paying agent. The Credit Agreement provides for borrowings up to a maximum aggregate principal amount of $100 million, subject to availability under a borrowing base that is determined by the number and value of eligible loan investments in the collateral, applicable advance rates and concentration limits, and certain of our cash and cash equivalent holdings. The Credit Agreement has an accordion feature that allows us to increase the aggregate commitments up to $200 million, subject to new or existing lenders agreeing to participate in the increase and other customary conditions. Borrowings under the Credit Agreement bear interest on a per annum basis equal to a three-month adjusted LIBOR rate (with a LIBOR floor of zero), plus an applicable margin rate that varies from 3.00% to 2.50% per annum depending on utilization and other factors. During the availability period, the applicable margin rate (i) is 3.00% per annum for interest periods during which the average utilization is less than 60% and (ii) varies from 3.00% to 2.50% per annum when the average utilization equals or exceeds 60% (with 3.00% applying when the eligible loans in the collateral consist of 9 or fewer unaffiliated obligors, 2.75% applying when the eligible loans consist of between 10 and 29 unaffiliated obligors, and 2.50% applying when the eligible loans consist of 30 or more unaffiliated obligors). During the amortization period, the applicable margin rate will be 3.00%. If certain eurodollar disruption events occur, then borrowings under the Credit Agreement will bear interest on a per annum basis equal to (i) a base rate instead of LIBOR that is set at the higher of (x) the federal funds rate plus 0.50% and (y) the prime rate, plus (ii) the applicable margin rate discussed above. Interest is payable quarterly in arrears. We also pay unused commitment fees of 0.50% per annum on the unused lender commitments under the Credit Agreement, as well as a minimum earnings fee of 3.00% that will be payable annually in arrears, starting on May 31, 2021, on the average unused commitments below 60% of the aggregate commitments during the preceding 12‑month period. The availability period under the Credit Agreement expires on May 31, 2022 and is followed by a two-year amortization period. The stated maturity date under the Credit Agreement is May 31, 2024. The Credit Agreement is secured by a perfected first priority security interest in substantially all of our assets and portfolio investments.

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

During the second quarter of 2021, we amended the Credit Agreement to: (i) allow the Company to incur permitted indebtedness without the prior written consent of Keybank National Association, as administrative agent, subject to the limitations described in the Credit Agreement; (ii) increase the accordion amount under the Credit Agreement from a $300 million maximum aggregate commitment amount to a $350 million maximum aggregate commitment amount; and (iii) amend certain other terms of the Credit Agreement. See "Note 10—Borrowings" to our financial statements in Part I of this Form 10-Q for more information on the Credit Agreement.

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

During the six months ended June 30, 2022, we drew down $173,000,000 on the Credit Agreement and repaid $71,000,000, of which $163,000,000 remains outstanding at June 30, 2022. We anticipate continued usage of the Credit Agreement as well as other potential debt financing alternatives to fund future portfolio growth. At June 30, 2022, interest was accruing at a rate of 3.97%. During the year ended December 31, 2021, we drew down $161,000,000 on the Credit Agreement and repaid $199,000,000 of which $61,000,000 remained outstanding at December 31, 2021. At December 31, 2021, interest was accruing at a rate of 3.50%. See “Note 10– Borrowings” to our financial statements in Part I, Item 1 of this Form 10‑Q for more information on the Credit Agreement.

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

During the three and six months ended June 30, 2022, we declared and paid dividends in the amount of $12,382,340 and $23,555,007, respectively, of which $10,172,229 and $13,925,314, respectively, was distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s dividend reinvestment plan. During the year ended December 31, 2021, we declared and paid dividends in the amount of $44,942,937, of which $17,948,126 was distributed in cash and the remainder distributed in shares to stockholders pursuant to our dividend reinvestment plan.

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. The following table shows the dividends per share declared since our formation through June 30, 2022.

			Amount
Date Declared	Record Date	Payment Date	per Share
May 3, 2018	May 15, 2018	May 31, 2018	$0.15
July 26, 2018	August 15, 2018	August 31, 2018	$0.25
November 1, 2018	October 31, 2018	November 15, 2018	$0.35
March 22, 2019	March 22, 2019	March 26, 2019	$0.40
May 2, 2019	May 7, 2019	May 21, 2019	$0.45
May 2, 2019	May 31, 2019	July 16, 2019	$0.46
July 30, 2019	August 5, 2019	August 26, 2019	$0.45
September 27, 2019	September 30, 2019	November 12, 2019	$0.04
December 9, 2019	December 10, 2019	December 23, 2019	$0.40
March 5, 2020	March 6, 2020	March 20, 2020	$0.40
May 7, 2020	May 8, 2020	May 21, 2020	$0.35
August 5, 2020	August 6, 2020	August 20, 2020	$0.36
October 1, 2020	October 1, 2020	November 12, 2020	$0.38
March 4, 2021	March 5, 2021	March 19, 2021	$0.37
April 29, 2021	April 30, 2021	May 13, 2021	$0.37
July 19, 2021	July 20, 2021	August 12, 2021	$0.34
October 28, 2021	November 8, 2021	November 22, 2021	$0.25
February 24, 2022	March 8, 2022	March 22, 2022	$0.27
April 28, 2022	May 10, 2022	May 24, 2022	$0.30

Critical Accounting Policies

Basis of Presentation

The preparation of the financial statements and related disclosures in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reports. Actual results could materially differ from those estimates. We believe that our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, include the valuation of investments and our election to be treated, and intent to qualify annually, as a RIC. See “Note 2 — Summary of Significant Accounting Policies” to our financial statements in Part I, Item 1 of this Form 10‑Q, which describes our critical accounting policies and recently adopted accounting pronouncements not yet required to be adopted by us.

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

Fair Value

The Company’s assets measured at fair value on a recurring basis subject to the requirements of ASC Topic 820 at June 30, 2022 and December 31, 2021 were as follows:

	As of June 30, 2022 (Unaudited)
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Common Stock	$1,571,310	$—	$1,324,707	$2,896,017
Senior Secured Term Loans	—	—	758,996,569	758,996,569
Second Lien Term Loans	—	—	13,247,638	13,247,638
Preferred Stock	12,230,834	—	408,727	12,639,561
Warrants	—	—	19,948,819	19,948,819
Total Portfolio Investments	13,802,144	—	793,926,460	807,728,604
Total Investments	$13,802,144	$—	$793,926,460	$807,728,604

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Common Stock	$2,559,932	$8,903,933	$—	$11,463,865
Corporate Bonds	—	—	623,053,646	623,053,646
Senior Secured Term Loans	—	—	12,872,588	12,872,588
Preferred Stock	15,704,705	—	1,332,420	17,037,125
Warrants	—	—	20,087,550	20,087,550
Total Portfolio Investments	18,264,637	8,903,933	657,346,204	684,514,774
U.S. Treasury Bill	45,001,500	—	—	45,001,500
Total Investments	$63,266,137	$8,903,933	$657,346,204	$729,516,274

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

Management and Incentive Fees

We accrue for base management fees and incentive fees. The accrual for incentive fees includes the recognition of incentive fees on unrealized capital gains, even though such incentive fees are neither earned nor payable to RGC until the gains are both realized and in excess of unrealized depreciation on investments. See “Note 7 –Related Party Agreements and Transactions” to our financial statements in Part I, Item 1 of this Form 10‑Q for more information on the Advisory Agreement and the fee structure thereunder.

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

Recent Developments

We evaluated events subsequent to June 30, 2022 through August 4, 2022.

On July 19, 2022, we funded an investment of $4,000,000 to Intellisite Holdings, Inc. (dba Epic IO Technologies, Inc.).

On July 28, 2022, we entered into the First Supplemental Indenture (the “First Supplemental Indenture”) to the Indenture with the U.S. Bank Trust Company, National Association, as trustee (the “Trustee”), dated July 28, 2022, between us and the Trustee (together with the First Supplemental Indenture, the “Indenture”). The First Supplemental Indenture relates to our issuance, offer and sale of $80.5 million in aggregate principal amount of its 7.50% Notes due 2027 (the “2027 Notes”) pursuant to an underwriting agreement. Net of underwriting fees, we received total net cash proceeds of $78.1 million, before expenses.

The 2027 Notes will mature on July 28, 2027, unless previously redeemed or repurchased in accordance with their terms. The interest rate of the 2027 Notes is 7.50% per year and will be paid quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, commencing September 1, 2022. The 2027 Notes are our direct unsecured obligations and rank pari passu with our existing and future unsecured, unsubordinated indebtedness, including the 2026 Senior Notes; senior to any of our future indebtedness that expressly provides it is subordinated to the 2027 Notes; effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, including, without limitation, borrowings under our Credit Agreement; and structurally subordinated to all existing and future indebtedness and other obligations of any of our existing or future subsidiaries, financing vehicles or similar facilities, including the Credit Agreement.

The 2027 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after July 28, 2024, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price of $25 per 2027 Note plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption.

On July 28, 2022, we declared a dividend of $0.33 per share payable on August 23, 2022 to shareholders of record as of August 9, 2022.

On July 29, 2022, our investment in FiscalNote, Inc. was refinanced resulting in $10,000,000 of the original investment being prepaid and a new investment of $65,000,000.

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

We typically expect that interest rates on the investments held in our portfolio will be based on LIBOR, SOFR or U.S. Prime Rate, with many of these investments also having a floor. As of June 30, 2022, 98%, or $700,683,844 (at cost), of our debt portfolio investments bore interest at variable rates, which are U.S. Prime Rate, SOFR or LIBOR-based and subject to certain floors, and one of our debt portfolio investments bore interest at a fixed rate. Interest rate floors are established based on prevailing rates at the time of the investment. As a policy, any interest above the cash cap, if applicable, as determined on an individual loan basis, will accrue to principal and be treated as PIK interest. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase our investment income by a maximum of $15,259,115 and decrease our investment income by a maximum of $10,418,547, due to certain floors, on an annual basis. In a low interest rate environment, debt investments with interest rate floors substantially in excess of current prevailing interest rates may be more likely to experience early termination.

Borrowings under the Credit Agreement bear interest, at our election at the time of drawdown, at a rate per annum equal to the SOFR rate for the applicable interest period, subject to a SOFR rate floor of 0.15%, plus (1) 3.35% at any time that there are fourteen or fewer obligors that are not affiliates of the Company with respect to the loan; (2) 3.10% at any time that there are fifteen or more obligors that are not affiliates but fewer than thirty obligors that are not affiliates with respect to the loan; and (3) 2.95% at any time that there are thirty or more obligors that are not affiliates with respect to the loan; and (b) when the Company’s leverage ratio on the last day of the immediately preceding interest period was greater than 1.0x, 3.35%.

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

The elimination of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, we may need to renegotiate agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these agreements may bear interest a lower interest rate, which could have an adverse impact on our results of operations. In addition, the amendments to the terms of our Credit Agreement in connection with the discontinuation of LIBOR may cause the Credit Agreement to bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15 under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

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

Item 1A. Risk Factors.

You should carefully consider the risks described below and all other information contained in this quarterly report on Form 10‑Q, including our interim financial statements and the related notes thereto, before making a decision to purchase our securities. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, you may lose all or part of your investment. Other than as set forth below, there have been no material changes known to us during the period ended June 30, 2022 to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K, as modified by the annual report on Form 10-K/A for the year ended December 31, 2021, filed with the SEC on March 2, 2022 and March 14, 2022, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than pursuant to our dividend reinvestment plan, and except as previously reported by us on our current reports on Form 8‑K, we did not sell any securities during the period covered by this Form 10‑Q that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement (1)

3.2	Articles of Amendment (2)

3.3	Second Amended and Restated Bylaws (2)

10.1

Sixth Amendment to Credit Agreement, dated as of April 20, 2022, among Runway Growth Finance Corp., as borrower; the financial institutions party thereto as lenders; Key Bank National Association, as administrative agent and lender; CIBC Bank USA, as documentation agent and lender; MUFG Union Bank, N.A. as co documentation agent and lender; and U.S. Bank National Association, as paying agent (5)

10.2	Underwriting Agreement, dated July 21, 2022, by and among the Company, Runway Growth Capital LLC and Oppenheimer & Co. Inc., as representative of each of the several underwriter (3)

10.3	Amended and Restated Dividend Reinvestment Plan (4)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a‑14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a‑14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.

(1)
Previously filed as an exhibit to the Registrant’s Current Report on Form 8‑K filed with the SEC on December 19, 2016.
(2)
Previously filed as an exhibit to the Registrant’s Current Report on Form 8‑K filed with the SEC on August 19, 2021.
(3)
Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 22, 2022.
(4)
Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2021.
(5)
Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on April 22, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUNWAY GROWTH FINANCE CORP.
Date: August 4, 2022
	By:	/s/ R. David Spreng
R. David Spreng
President, Chief Executive Officer and Chairman of the Board of Directors

Date: August 4, 2022	By:	/s/ Thomas B. Raterman
Thomas B. Raterman
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)