Form 10-Q
period 2022-09-30
Runway Growth Finance Corp.
filed 2022-11-03
CIK 1653384

aBO

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The issuer had 40,524,123 shares of common stock, $0.01 par value per share, outstanding as of November 3, 2022.

RUNWAY GROWTH FINANCE CORP.

FORM 10‑Q FOR THE QUARTER ENDED September 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RUNWAY GROWTH FINANCE CORP.

Statements of Assets and Liabilities

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Investments at fair value:
Non-control/non-affiliate investments at fair value (cost of $910,870,337 and $647,448,895, respectively)	$903,521,674	$655,384,403
Affiliate investments at fair value (cost of $4,551,235 and $0, respectively)	2,180,230	—
Control investments at fair value (cost of $21,172,353 and $34,873,846, respectively)	4,467,041	29,130,371
Investment in U.S. Treasury Bills at fair value (cost of $0 and $45,001,250, respectively)	—	45,001,500
Total investments at fair value (cost of $936,593,925 and $727,323,991, respectively)	910,168,945	729,516,274
Cash and cash equivalents	5,774,074	4,696,693
Accrued interest receivable	4,402,598	2,368,680
Other accounts receivable	1,823,611	816,065
Prepaid expenses	99,507	949,768
Total assets	922,268,735	738,347,480
Liabilities
Debt:
Credit facilities, net	170,009,357	59,864,489
2026 Notes, net	69,130,314	19,623,971
2027 Notes, net	97,405,095	—
Total debt, less unamortized deferred debt costs	336,544,766	79,488,460
Reverse repurchase agreement	—	44,774,963
Accrued incentive fees	7,188,966	6,010,250
Due to affiliate	261,180	221,243
Interest payable	3,195,407	249,247
Accrued expenses and other liabilities	1,418,045	1,408,826
Total liabilities	348,608,364	132,152,989
Commitments and contingencies (Note 3)
Net assets
Common stock, par value	413,806	413,806
Additional paid-in capital	606,063,671	606,047,671
Distributable (losses)	(23,515,173)	(266,986)
Treasury stock	(9,301,933)	—
Total net assets	$573,660,371	$606,194,491

Shares of common stock outstanding ($0.01 par value, 100,000,000 shares authorized)	40,635,858	41,380,614
Net asset value per share	$14.12	$14.65

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Investment income
From non-control/non-affiliate investments:
Interest income	$25,365,328	$16,732,069	$61,749,677	$47,542,136
Payment in-kind interest income	1,199,498	434,464	3,248,563	2,424,022
Dividend income	317,674	343,755	1,020,766	1,031,265
Fee income	445,399	982,190	1,519,292	2,663,160
From affiliate investments:
Interest income	—	—	4,654	—
Payment in-kind interest income	—	—	96,291	—
Fee income	—	—	8,311	—
From control investments:
Interest income	—	113,554	1,112,421	113,554
Payment in-kind interest income	—	3,786	2,984,450	3,786
Other income	805	248	1,268	517
Total investment income	27,328,704	18,610,066	71,745,693	53,778,440
Operating expenses
Management fees	3,065,581	2,301,656	8,487,820	6,647,207
Incentive fees	3,625,686	2,686,475	8,590,821	6,498,482
Interest expense	3,588,289	812,852	6,070,906	2,302,582
Professional fees	720,115	612,854	1,968,036	1,433,360
Overhead allocation expense	258,191	249,141	713,457	655,260
Insurance expense	268,806	23,087	806,042	69,638
Administration fee	161,245	179,500	497,896	420,360
Debt financing fees	794,124	738,087	2,226,658	1,447,288
Directors' fees	90,727	67,750	261,727	201,750
Tax expense	—	—	1,073	41
Other expenses	258,991	197,540	685,841	539,142
Total operating expenses	12,831,755	7,868,942	30,310,277	20,215,110
Net investment income	14,496,949	10,741,124	41,435,416	33,563,330
Realized and unrealized gain (loss) on investments
Realized gain (loss) on non control/non-affiliate investments, including U.S. Treasury Bills	406,917	718,310	939,442	(4,076,766)
Realized gain (loss) on control investments	—	—	(65)	—
Net realized gain (loss) on investments	406,917	718,310	939,377	(4,076,766)
Net change in unrealized appreciation (depreciation) on non control/non-affiliate investments, including U.S. Treasury Bills	(1,956,044)	(6,857,594)	(14,275,206)	(10,979,143)
Net change in unrealized appreciation (depreciation) on affiliate investments	(171,789)	—	(3,380,221)	—
Net change in unrealized appreciation (depreciation) on control investments	(1,054,260)	5,629,212	(10,961,836)	7,806,302
Net change in unrealized appreciation (depreciation) on investments and U.S. Treasury Bills	(3,182,093)	(1,228,382)	(28,617,263)	(3,172,841)
Net increase (decrease) in net assets resulting from operations	$11,721,773	$10,231,052	$13,757,530	$26,313,723
Net increase in net assets resulting from operations per common share	$0.29	$0.31	$0.33	$0.81
Net investment income per common share	$0.36	$0.32	$1.01	$1.04
Weighted average shares outstanding	40,774,154	33,160,481	41,119,467	32,360,107

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Statements of Changes in Net Assets

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Increase (decrease) in net assets from operations:
Net investment income	$14,496,949	$10,741,124	$41,435,416	$33,563,330
Realized gain (loss) on non control/non-affiliate investments, including U.S. Treasury Bills	406,917	718,310	939,442	(4,076,766)
Realized gain (loss) on control investments	—	—	(65)	—
Net change in unrealized appreciation (depreciation) on non control/non-affiliate investments, including U.S. Treasury Bills	(1,956,044)	(6,857,594)	(14,275,206)	(10,979,143)
Net change in unrealized appreciation (depreciation) on affiliate investments	(171,789)	—	(3,380,221)	—
Net change in unrealized appreciation (depreciation) on control investments	(1,054,260)	5,629,212	(10,961,836)	7,806,302
Net increase in net assets resulting from operations	11,721,773	10,231,052	13,757,530	26,313,723
Distributions to stockholders from:
Dividends paid to shareholders	(13,450,710)	(11,114,754)	(37,005,717)	(34,597,684)
Total distributions to stockholders	(13,450,710)	(11,114,754)	(37,005,717)	(34,597,684)
Capital share transactions:
Issuance of shares of common stock	—	18,976,917	—	19,283,828
Issuance of common stock under dividend reinvestment plan	—	8,401,215	—	26,994,806
Acquisition of treasury shares	(4,022,696)	—	(9,301,933)	—
Offering costs	—	(32,542)	16,000	(37,373)
Net increase (decrease) in net assets resulting from capital share transactions	(4,022,696)	27,345,590	(9,285,933)	46,241,261
Total increase (decrease) in net assets	(5,751,633)	26,461,888	(32,534,120)	37,957,300
Net assets at beginning of period	579,412,004	477,739,097	606,194,491	466,243,685
Net assets at end of period	$573,660,371	$504,200,985	$573,660,371	$504,200,985

Capital share activity
Shares issued	—	1,840,160	—	3,116,563
Treasury shares acquired	(331,264)	—	(744,756)	—
Shares outstanding at beginning of period	40,967,122	32,690,454	41,380,614	31,414,051
Shares outstanding at end of period	40,635,858	34,530,614	40,635,858	34,530,614

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net increase in net assets resulting from operations	$13,757,530	$26,313,723
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(392,835,343)	(237,031,073)
Purchases of U.S. Treasury Bills	—	(115,000,509)
Payment in-kind interest	(6,329,304)	(2,427,808)
Sales or repayments of investments	150,410,327	203,205,733
Sales or maturities of U.S. Treasury Bills	44,999,747	124,999,118
Realized (gain) loss on investments, including U.S. Treasury Bills	(939,377)	4,076,766
Net change in unrealized appreciation (depreciation) on investments, including U.S. Treasury Bills	28,617,263	3,172,841
Amortization of fixed income premiums or accretion of discounts	(4,575,984)	(5,539,659)
Amortization of deferred debt costs	798,764	349,378
Changes in operating assets and liabilities:
Accrued interest receivable	(2,033,918)	650,685
Other accounts receivable	(1,007,546)	197,082
Prepaid expenses	850,261	(53,246)
Accrued incentive fees	1,178,716	964,069
Due to affiliate	39,937	83,523
Interest payable	2,946,160	343,843
Accrued expenses and other liabilities	9,219	651,336
Net cash provided by (used in) operating activities	(164,113,548)	4,955,802
Cash flows from financing activities
Payments of deferred financing costs	(8,242,458)	(19,126)
Payments of deferred offering costs	—	(439,929)
Borrowings under credit facilities	282,000,000	100,000,000
Repayments under credit facilities	(168,000,000)	(119,000,000)
Proceeds from 2026 Notes	50,000,000	—
Proceeds from 2027 Notes	100,500,000	—
Proceeds from reverse repurchase agreements	—	104,474,375
Repayments of reverse repurchase agreements	(44,774,963)	(114,424,914)
Acquisition of treasury shares	(9,301,933)	—
Dividends paid to stockholders	(37,005,717)	(7,602,878)
Offering costs	16,000	(37,373)
Net cash received from common stock issued	—	18,144,300
Net cash provided by (used in) financing activities	165,190,929	(18,905,545)
Net increase (decrease) in cash	1,077,381	(13,949,743)
Cash and cash equivalents at beginning of period	4,696,693	14,886,246
Cash and cash equivalents at end of period	$5,774,074	$936,503
Supplemental and non-cash financing cash flow information:
Taxes paid	$1,073	$—
Interest paid	3,124,746	1,958,739
Non-cash portfolio purchases	3,380,604	2,562,120
Non-cash dividend reinvestments	—	26,994,806
Subscriptions receivable	—	1,139,528

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited)

September 30, 2022

Portfolio Companies	Investment Description(1),(5),(9)	Acquisition Date	Maturity Date	Principal/ Shares	Cost	Fair Value(2),(6)	Footnotes
Non-Control/Non-Affiliate Investments
Senior Secured Term Loans
Application Software
Circadence Corporation	LIBOR+9.50% PIK, 12.00% floor, 7.50% ETP	12/20/2018	12/15/2022	$19,256,951	$20,484,765	$16,700,353	(4)(8)
Dtex Systems, Inc.	LIBOR+9.50%, 10.00% floor, 1.75% ETP	6/1/2021	6/1/2025	10,000,000	10,012,213	10,012,213	(8)
FiscalNote, Inc.	PRIME+5.00%, 9.00% floor, 1.00% PIK, 4.25% ETP	10/19/2020	7/15/2027	39,052,016	38,428,011	38,428,011	(8)
	PRIME+5.00%, 9.00% floor, 1.00% PIK, 4.25% ETP	9/30/2021	7/15/2027	8,678,226	8,616,156	8,616,156	(8)
	PRIME+5.00%, 9.00% floor, 1.00% PIK, 4.25% ETP	3/28/2022	7/15/2027	17,356,451	17,045,884	17,045,884	(8)
VTX Intermediate Holdings, Inc. (dba VertexOne)	LIBOR+9.00%, 9.50% floor, 4.50% ETP	12/28/2021	12/28/2026	75,000,000	74,835,248	74,835,248
	LIBOR+9.00%, 9.50% floor, 4.50% ETP	5/31/2022	12/28/2026	10,000,000	9,938,946	9,938,946
Total Application Software - 30.61%*					179,361,223	175,576,811

Biotechnology
Mustang Bio, Inc.	LIBOR+8.75%, 9.25% floor, 3.50% ETP	3/4/2022	4/15/2027	30,000,000	29,611,337	29,611,337
TRACON Pharmaceuticals, Inc.	PRIME+5.00%, 8.50% floor, 4.25% ETP	9/2/2022	9/1/2026	10,000,000	9,741,900	9,741,900	(8)
Total Biotechnology - 6.86%*					39,353,237	39,353,237

Data Processing & Outsourced Services
Interactions Corporation	SOFR+9.26%, 9.76% floor, 3.4375% ETP	6/24/2022	6/15/2027	40,000,000	39,394,754	39,394,754	(8)
ShareThis, Inc.	LIBOR+9.25%, 11.60% floor, 3.00% ETP	12/3/2018	7/15/2023	19,250,000	19,647,865	19,647,865	(8)
	LIBOR+9.25%, 11.60% floor, 3.00% ETP	1/7/2019	7/15/2023	750,000	764,840	764,840	(8)
	LIBOR+9.25%, 11.60% floor, 3.00% ETP	7/24/2019	7/15/2023	1,000,000	1,018,316	1,018,316	(8)
	LIBOR+8.25%, 10.60% floor, 3.00% ETP	8/18/2020	7/15/2023	1,000,000	1,023,896	1,023,896	(8)
Total Data Processing & Outsourced Services - 10.78%*					61,849,671	61,849,671

Education Services
Turning Tech Intermediate, Inc. (dba Echo 360, Inc.)	LIBOR+8.50%, 9.00% floor, 3.00% ETP	6/22/2021	12/14/2025	20,000,000	20,223,593	20,223,593
	LIBOR+8.50%, 9.00% floor, 3.00% ETP	3/28/2022	12/14/2025	5,000,000	5,026,299	5,026,299
Total Education Services - 4.40%*					25,249,892	25,249,892

Electronic Equipment & Instruments
Intellisite Holdings, Inc. (dba Epic IO Technologies, Inc.)	LIBOR+9.75%, 10.25% floor, 2.00% ETP	12/17/2021	12/17/2025	19,000,000	18,719,472	18,719,472
	LIBOR+9.75%, 10.25% floor, 2.00% ETP	2/28/2022	12/17/2025	3,000,000	2,981,209	2,981,209
	LIBOR+9.75%, 10.25% floor, 2.00% ETP	3/29/2022	12/17/2025	5,000,000	4,955,097	4,955,097
	LIBOR+9.75%, 10.25% floor, 2.00% ETP	7/19/2022	12/17/2025	3,000,000	2,966,733	2,966,733
Total Electronic Equipment & Instruments - 5.16%*					29,622,511	29,622,511
See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited) – (continued)

September 30, 2022

Portfolio Companies	Investment Description(1),(5),(9)	Acquisition Date	Maturity Date	Principal/ Shares	Cost	Fair Value(2),(6)	Footnotes
Non-Control/Non-Affiliate Investments
Senior Secured Term Loans
Health Care Equipment
Moximed, Inc.	PRIME+5.25%, 8.75% floor, 3.50% ETP	6/24/2022	7/1/2027	15,000,000	$14,718,356	$14,718,356	(8)
Revelle Aesthetics, Inc.	PRIME+5.50%, 8.75% floor, 4.00% ETP	3/30/2022	4/1/2027	12,500,000	12,321,562	12,321,562	(8)
Total Health Care Equipment - 4.71%*					27,039,918	27,039,918

Health Care Technology
Allurion Technologies, Inc.	PRIME+6.44%, 9.50% floor, 3.00% ETP	12/30/2021	12/30/2026	5,000,000	4,901,805	4,901,805	(8)
	PRIME+6.44%, 9.50% floor, 3.00% ETP	12/30/2021	12/30/2026	20,000,000	20,114,747	20,114,747	(8)
	PRIME+6.44%, 9.50% floor, 3.00% ETP	6/14/2022	12/30/2026	15,000,000	14,807,607	14,807,607	(8)
EBR Systems, Inc.	PRIME+4.90%, 8.90% floor, 4.50% ETP	6/30/2022	6/15/2027	20,000,000	19,569,632	19,569,632	(8)
Gynesonics, Inc.	LIBOR+8.75%, 9.25% floor, 3.50% ETP	12/1/2020	12/1/2025	30,000,000	30,049,362	30,049,362	(8)
	LIBOR+8.75%, 9.25% floor, 3.50% ETP	8/30/2022	12/1/2025	20,000,000	19,813,991	19,813,991	(8)
Mingle Healthcare Solutions, Inc.	LIBOR+9.50%, 11.75% floor, .25% PIK, 10.00% ETP	8/15/2018	10/15/2022	3,966,022	4,562,385	4,392,284	(4)(8)
Route 92 Medical, Inc.	LIBOR+8.48%, 8.98% floor, 3.95% ETP	8/17/2021	7/1/2026	13,000,000	12,800,379	12,800,379	(8)
SetPoint Medical Corporation	LIBOR+8.75%, 9.25% floor, 4.00% ETP	6/29/2021	12/1/2025	10,000,000	10,049,049	10,049,049	(8)
VERO Biotech LLC	LIBOR+9.05%, 9.55% floor, 3.00% ETP	12/29/2020	12/1/2024	25,000,000	25,011,885	25,011,885	(8)
	LIBOR+9.05%, 9.55% floor, 3.00% ETP	3/30/2021	12/1/2024	15,000,000	15,134,535	15,134,535	(8)
Total Health Care Technology - 30.79%*					176,815,377	176,645,276

Human Resource & Employment Services
CloudPay, Inc.	PRIME+6.25%, 10.25% floor, 2.00% ETP	9/26/2022	8/17/2027	60,000,000	59,595,001	59,595,001	(3)(8)(12)
Snagajob.com, Inc.	LIBOR+8.50%, 9.00% floor, 2.75% ETP	9/29/2021	9/1/2025	37,315,385	37,174,678	36,656,835	(8)
Total Human Resource & Employment Services - 16.78%*					96,769,679	96,251,836

Internet Retail
Marley Spoon AG	LIBOR+8.50%, 1.25% PIK, 9.00% floor	6/30/2021	6/15/2025	26,695,503	26,441,594	26,458,111	(3)(4)(8)(11)
	LIBOR+8.50%, 1.25% PIK, 9.00% floor	12/29/2021	6/15/2025	8,173,418	8,122,307	8,122,307	(3)(4)(8)(11)
	LIBOR+8.50%, 1.25% PIK, 9.00% floor	6/14/2022	6/15/2025	11,737,822	11,737,822	11,737,822	(3)(4)(8)(11)
Total Internet Retail - 8.07%*					46,301,723	46,318,240

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited) – (continued)

September 30, 2022

Portfolio Companies	Investment Description(1),(5),(9)	Acquisition Date	Maturity Date	Principal/ Shares	Cost	Fair Value(2),(6)	Footnotes
Non-Control/Non-Affiliate Investments
Senior Secured Term Loans
Internet Software and Services
Bombora, Inc.	LIBOR+5.00%, 5.50% floor, 3.75% PIK, 2.00% ETP	3/31/2021	3/31/2025	21,139,987	$21,080,143	$21,080,143	(4)(8)
Fidelis Cybersecurity, Inc.	LIBOR+11.00%, 12.0% floor, 2.39% ETP	5/13/2021	5/13/2024	13,641,254	13,739,507	13,656,077
	LIBOR+11.00%, 12.0% floor, 2.00% ETP	3/25/2022	5/13/2024	10,000,000	9,983,715	9,923,092
	10.00% ETP	8/16/2022	10/14/2022	6,000,000	6,461,893	6,461,893
INRIX, Inc.	LIBOR+9.00%, 9.50% floor, 2.50% ETP	11/15/2021	11/15/2025	40,000,000	40,201,015	40,201,015	(8)
	LIBOR+9.00%, 9.50% floor, 2.50% ETP	5/3/2022	11/15/2025	5,000,000	5,021,001	5,021,001	(8)
Synack, Inc.	PRIME+4.25%, 8.25% floor	6/30/2022	6/30/2027	35,000,000	34,853,233	34,853,233	(8)
Total Internet Software and Services - 22.87%*					131,340,507	131,196,454

Property & Casualty Insurance
Kin Insurance, Inc.	PRIME+6.25%, 12.50% floor, 3.00% ETP	9/26/2022	9/15/2026	50,000,000	48,957,102	48,957,102	(8)
Total Property & Casualty Insurance - 8.53%*					48,957,102	48,957,102

Total Senior Secured Term Loans - 149.58%*					862,660,840	858,060,948

Second Lien Term Loans
System Software
Dejero Labs Inc.	LIBOR+5.00%, 5.50% floor, 5.00% PIK, 3.00% ETP	12/22/2021	12/22/2025	13,490,100	13,450,968	13,403,245	(3)(4)(10)
Total System Software - 2.34%*					13,450,968	13,403,245

Total Second Lien Term Loans - 2.34%*					13,450,968	13,403,245

Preferred Stocks
Application Software
Aria Systems, Inc.	Series G	7/10/2018	—	289,419	250,000	384,685	(7)
Total Application Software - 0.07%*					250,000	384,685

Health Care Technology
CareCloud, Inc.	11% Series A Cumulative Redeemable Perpetual	1/8/2020	—	462,064	12,131,866	12,327,868	(15)(17)
Total Health Care Technology - 2.15%*					12,131,866	12,327,868

Total Preferred Stocks - 2.22%*					12,381,866	12,712,553

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited) – (continued)

September 30, 2022

Portfolio Companies	Investment Description(1),(5),(9)	Acquisition Date	Maturity Date	Principal/ Shares	Cost	Fair Value(2),(6)	Footnotes
Non-Control/Non-Affiliate Investments
Common Stocks
Application Software
FiscalNote, Inc.		10/19/2020	—	230,881	$438,014	$1,413,356	(7)(19)
Total Application Software - 0.24%*					438,014	1,413,356

Technology Hardware, Storage & Peripherals
Quantum Corporation		8/13/2021	—	459,720	2,606,612	496,498	(3)(7)(15)(17)
zSpace, Inc.		12/31/2020	—	6,078,499	1,119,096	—	(7)
Total Technology Hardware, Storage & Peripherals - 0.09%*					3,725,708	496,498

Total Common Stocks - 0.33%*					4,163,722	1,909,854

Warrants
Advertising
STN Video Inc.	Class B Non-Voting Stock	6/30/2017	6/30/2027	191,500	246,461	—	(3)(7)
Total Advertising - 0.00%*					246,461	—

Application Software
3DNA Corp. (dba NationBuilder)	Series C-1 Preferred Stock	12/28/2018	12/28/2028	273,164	104,138	—	(7)
Aria Systems, Inc.	Series G Preferred Stock	6/29/2018	6/29/2028	2,387,705	1,047,581	3,173,647	(7)
Circadence Corporation	Series A-6 Preferred Stock	12/20/2018	12/20/2028	1,538,462	3,630,000	499,430	(7)
	Series A-6 Preferred Stock	10/31/2019	10/31/2029	384,615	845,540	124,857	(7)
Dtex Systems, Inc.	Series C-Prime Preferred Stock	6/1/2018	6/1/2025	500,000	59,000	238,650	(7)
	Series C-Prime Preferred Stock	7/11/2019	7/11/2026	833,333	114,719	397,749	(7)
FiscalNote, Inc.	Earnout	7/29/2022	7/29/2027	—	127,319	66,950	(7)(13)
Porch Group, Inc.	Earnout	12/23/2020	12/23/2023	—	—	—	(7)(13)(15)
Total Application Software - 0.78%*					5,928,297	4,501,283

Biotechnology
Mustang Bio, Inc.	Common Stock	3/4/2022	3/4/2032	748,036	315,000	106,258	(7)
TRACON Pharmaceuticals, Inc.	Common Stock	9/2/2022	9/2/2032	150,753	225,911	183,715	(7)
Total Biotechnology - 0.05%*					540,911	289,973

Computer & Electronics Retail
Massdrop, Inc.	Series B Preferred Stock	7/22/2019	7/22/2029	848,093	183,188	147,087	(7)
Total Computer & Electronics Retail - 0.03%*					183,188	147,087

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited) – (continued)

September 30, 2022

Portfolio Companies	Investment Description(1),(5),(9)	Acquisition Date	Maturity Date	Principal/ Shares	Cost	Fair Value(2),(6)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants
Data Processing & Outsourced Services
Interactions Corporation	Common Stock	6/24/2022	6/24/2032	189,408	$218,773	$227,756	(7)
ShareThis, Inc.	Series D-3 Preferred Stock	12/3/2018	12/3/2028	647,615	2,162,000	2,333,333	(7)
Total Data Processing & Outsourced Services - 0.45%*					2,380,773	2,561,089

Electronic Equipment & Instruments
Epic IO Technologies, Inc.	Success fee	12/17/2021	12/17/2024	—	380,449	391,794	(7)(13)
Total Electronic Equipment & Instruments - 0.07%*					380,449	391,794

Health Care Equipment
Moximed, Inc.	Series C Preferred Stock	6/24/2022	6/24/2032	214,285	175,233	113,853	(7)
Revelle Aesthetics, Inc.	Series A-2 Preferred Stock	3/30/2022	3/30/3032	115,591	126,314	108,874	(7)
Total Health Care Equipment - 0.04%*					301,547	222,727

Health Care Technology
Allurion Technologies, Inc.	Series C Preferred Stock	3/30/2021	3/30/2031	132,979	282,462	690,497	(7)
	Series D-1 Preferred Stock	6/14/2022	3/30/2031	44,220	140,821	151,241	(7)
CareCloud, Inc.	Common Stock	1/8/2020	1/8/2023	1,000,000	837,000	5,000	(7)
EBR Systems, Inc.	Success fee	6/30/2022	6/30/2032	—	292,297	305,928	(7)(13)
Gynesonics, Inc.	Series G Convertible Preferred Stock	11/19/2021	11/19/2031	27,978,115	340,524	530,955	(7)
Mingle Healthcare Solutions, Inc.	Series AA Preferred Stock	8/15/2018	8/15/2028	1,625,000	492,375	—	(7)
Route 92 Medical, Inc.	Success fee	8/17/2021	8/17/2031	—	248,118	292,685	(7)(13)
SetPoint Medical Corporation	Series B Preferred Stock	6/29/2021	6/29/2031	400,000	14,060	—	(7)
VERO Biotech LLC	Success fee	12/29/2020	12/29/2025	—	376,500	385,942	(7)(13)
Total Health Care Technology - 0.41%*					3,024,157	2,362,248

Human Resource & Employment Services
CloudPay, Inc.	Series B Preferred Stock	6/30/2020	6/30/2030	11,273	217,500	937,002	(3)(7)(12)
	Series D Preferred Stock	8/17/2021	8/17/2031	6,129	160,394	252,060	(3)(7)(12)
Snagajob.com, Inc.	Series B-1 Preferred Stock	9/29/2021	9/29/2031	763,269	342,716	273,454	(7)
Total Human Resource & Employment Services - 0.25%*					720,610	1,462,516
See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited) – (continued)

September 30, 2022

Portfolio Companies	Investment Description(1),(5),(9)	Acquisition Date	Maturity Date	Principal/ Shares	Cost	Fair Value(2),(6)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants
Internet Software and Services
Bombora, Inc.	Common Stock	3/31/2021	3/31/2031	121,581	$174,500	$257,088	(7)
Fidelis Cybersecurity, Inc.	Common Stock	3/25/2022	3/25/2032	—	79,464	85,568	(7)(16)
INRIX, Inc.	Common Stock	7/26/2019	7/26/2029	150,804	522,083	2,435,755	(7)
Longtail Ad Solutions, Inc. (dba JW Player)	Common Stock	12/12/2019	12/12/2029	387,596	46,552	328,682	(7)
Synack, Inc.	Common Stock	6/30/2022	6/30/2032	100,645	127,448	128,205	(7)
Total Internet Software and Services - 0.56%*					950,047	3,235,298

Property & Casualty Insurance
Kin Insurance, Inc.	Series D-3 Preferred Stock	9/26/2022	9/26/2032	41,576	301,714	301,714	(7)
Total Property & Casualty Insurance - 0.05%*					301,714	301,714

Specialized Consumer Services
AllClear ID, Inc.	Common Stock	9/1/2017	9/1/2027	870,514	1,749,733	—	(7)
Credit Sesame, Inc.	Common Stock	1/7/2020	1/7/2030	191,601	424,800	983,862	(7)
Total Specialized Consumer Services - 0.17%*					2,174,533	983,862

System Software
Dejero Labs Inc.	Common Stock	5/31/2019	5/31/2029	333,621	192,499	190,639	(3)(7)(10)
Scale Computing, Inc.	Common Stock	3/29/2019	3/29/2029	9,665,667	345,816	—	(7)
Total System Software - 0.03%*					538,315	190,639

System Software
RealWear, Inc.	Series A Preferred Stock	10/5/2018	10/5/2028	112,451	135,841	340,975	(7)
	Series A Preferred Stock	12/28/2018	12/28/2028	22,491	25,248	68,197	(7)
	Series A Preferred Stock	6/27/2019	6/27/2029	123,894	380,850	375,672	(7)
Total System Software - 0.14%*					541,939	784,844

Total Warrants - 3.04%*					18,212,941	17,435,074
Total Non-Control/Non-Affiliate Investments (157.50%)					910,870,337	903,521,674

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited) – (continued)

September 30, 2022

Portfolio Companies	Investment Description(1),(5),(9)	Acquisition Date	Maturity Date	Principal/ Shares	Cost	Fair Value(2),(6)	Footnotes
Affiliate Investments							(18)
Common Stocks
Application Software
Coginiti Corp		3/9/2020	—	1,040,160	$4,551,235	$1,228,197	(7)
Total Application Software - 0.21%*					4,551,235	1,228,197

Total Common Stocks - 0.21%*					4,551,235	1,228,197

Warrants
Application Software
Coginiti Corp	Common Stock	3/9/2020	3/9/2030	811,770	—	952,033	(7)
Total Application Software - 0.17%*					—	952,033

Total Warrants - 0.17%*					—	952,033
Total Affiliate Investments (0.38%)					4,551,235	2,180,230
Control Investments							(14)
Senior Secured Term Loans
Data Processing & Outsourced Services
Pivot3 Holdings, Inc.	LIBOR+8.50% PIK, 11.00% floor, 4.00% ETP	5/13/2019	11/15/2022	18,598,265	19,172,353	4,467,041	(4)(7)
Total Data Processing & Outsourced Services - 0.78%*					19,172,353	4,467,041

Total Senior Secured Term Loans - 0.78%*					19,172,353	4,467,041

Preferred Stocks
Data Processing & Outsourced Services
Pivot3 Holdings, Inc.	Series 1	1/27/2021	—	2,675,585	2,000,000	—	(7)
Total Data Processing & Outsourced Services - 0.00%*					2,000,000	—

Total Preferred Stocks - 0.00%*					2,000,000	—

Total Control Investments (0.78%)					21,172,353	4,467,041
Total Investments (158.66%)					$936,593,925	$910,168,945

(1)
Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates, as applicable. Unless otherwise indicated, all of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to the 3‑Month London Interbank Offered Rate (“LIBOR”), the U.S. Prime Rate, or the 3-Month Secured Overnight Financing Rate ("SOFR"). At September 30, 2022, the 3‑Month LIBOR was 3.76%, the U.S. Prime Rate was 6.25% and the 3-Month SOFR was 3.59%.

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited) – (continued)

September 30, 2022

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
(3)
Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Non-qualifying assets at fair value represent 14.66% of total assets as of September 30, 2022. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying assets until such time as it complies with the requirements of Section 55(a) of the 1940 Act.
(4)
Represents a PIK security. PIK interest is accrued and will be paid at maturity.
(5)
Disclosures of end-of-term-payments (“ETP”) are one-time payments stated as a percentage of original principal amount.
(6)
Investments are held at Fair Value net of the Fair Value of Unfunded Commitments. See Note 3 for additional detail.
(7)
Investments are non-income producing.
(8)
The investment is an eligible loan investment in the collateral under the Credit Facility (as defined in Note 10).
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
(18)
Affiliate investment as defined under the 1940 Act in which the Company owns between 5% and 25% (inclusive) of the investment's voting securities and does not have rights to maintain greater than 50% representation on the board.
(19)
Investment is publicly traded and listed on NYSE.

* Value as a percentage of net assets.

See notes to financial statements.

1RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited) – (continued)

September 30, 2022

The Company classifies its investment portfolio in accordance with the requirements of the 1940 Act. Control investments are investments in which the Company owns more than 25% of the voting securities or maintains greater than 50% representation on the board. Affiliate investments are investments in which the Company owns between 5% and 25% (inclusive) of the voting securities and does not have rights to maintain greater than 50% representation on the board. Transactions related to the Company’s affiliate and control investments during the nine months ended September 30, 2022 are as follows:

		For the Nine Months Ended September 30, 2022 (Unaudited)
		Amount of					Net Change in
		Investment	Fair Value			Net Realized	Unrealized	Fair Value
		Income Earned	as of	Gross	Gross	Gains	Appreciation	as of
Portfolio Company(4)	Investment Description	2022	December 31, 2021	Additions(1)	Reductions(2)	(Losses)	(Depreciation)	September 30, 2022(3)
Affiliate Investments
Senior Secured Term Loans
Coginiti Corp	LIBOR+9.50% PIK, 10.81% floor, due 12/15/2022	$109,256	$—	$930,259	$(930,259)	$—	$—	$—
Total Senior Secured Term Loans		109,256	—	930,259	(930,259)	—	—	—
Common Stocks
Coginiti Corp	Common Stock	—	—	4,551,235	—	—	(3,323,038)	1,228,197
Total Common Stocks		—	—	4,551,235	—	—	(3,323,038)	1,228,197
Warrants
Coginiti Corp	Warrant for Common Stock, exercise price $0.01/share, expires 3/9/2030	—	—	1,009,216	—	—	(57,183)	952,033
Total Warrants		—	—	1,009,216	—	—	(57,183)	952,033
Total Affiliate Investments		$109,256	$—	$6,490,710	$(930,259)	$—	$(3,380,221)	$2,180,230
Control Investments
Senior Secured Term Loans
Mojix, Inc.	LIBOR+12.00% , 12.00% cash cap, 5% ETP, due 1/15/2025	$2,286,577	$7,567,610	$1,987,300	$(8,489,294)	$—	$(1,065,616)	$—
	LIBOR+12.00% , 12.00% cash cap, 5% ETP, due 1/15/2025	743,714	2,522,537	647,467	(2,817,578)	—	(352,426)	—
	LIBOR+12.00% , 12.00% cash cap, 5% ETP, due 1/15/2025	183,962	629,997	159,925	(703,708)	—	(86,214)	—
	LIBOR+12.00% , 12.00% cash cap, 5% ETP, due 1/15/2025	184,550	629,118	160,546	(702,761)	—	(86,903)	—
	LIBOR+12.00% , 12.00% cash cap, 5% ETP, due 1/15/2025	374,422	1,252,833	326,620	(1,399,701)	—	(179,752)	—
	LIBOR+12.00% , 12.00% cash cap, 5% ETP, due 1/15/2025	291,292	1,008,093	265,657	(1,089,800)	—	(183,950)	—
Pivot3 Holdings, Inc.	LIBOR+8.50% PIK, 11.00% floor, due 11/15/2022	—	14,649,788	—	—	—	(10,182,747)	4,467,041
Total Senior Secured Term Loans		4,064,517	28,259,976	3,547,515	(15,202,842)	—	(12,137,608)	4,467,041
Preferred Stocks
Mojix, Inc.	Series A-1 Preferred Stock	32,354	870,395	—	(800,000)	—	(70,395)	—
Pivot3 Holdings, Inc.	Series 1 Preferred Stock	—	—	—	—	—	—	—
Total Preferred Stocks		32,354	870,395	—	(800,000)	—	(70,395)	—
Warrants
Mojix, Inc.	Warrant for Common Stock, exercise price $1.286/share, expires 12/13/2030	—	—	—	(119,255)	(65)	119,320	—
	Warrant for Common Stock, exercise price $2.1286/share, expires 12/13/2030	—	—	—	(298,325)	—	298,325	—
	Warrant for Common Stock, exercise price $5.57338/share, expires 12/13/2030	—	—	—	(828,522)	—	828,522	—
Total Warrants		—	—	—	(1,246,102)	(65)	1,246,167	—
Total Control Investments		$4,096,871	$29,130,371	$3,547,515	$(17,248,944)	$(65)	$(10,961,836)	$4,467,041

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited) – (continued)

September 30, 2022

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
(3)
All investments in the portfolio companies, which as of September 30, 2022 represented 1.16% of the Company’s net assets, are restricted as to resale and were valued at fair value as determined in good faith by the Company’s Board of Directors.

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited) – (continued)

September 30, 2022

The following tables show the fair value of our portfolio of investments (excluding any U.S. Treasury Bills held) by geographic region and industry as of September 30, 2022:

	Investments at Fair Value
Geographic Region	Investments at Fair Value	Percentage of Net Assets
Northeastern United States	$276,632,059	48.22%
Western United States	234,568,515	40.89
South Central United States	84,774,194	14.78
Midwestern United States	74,508,708	12.99
Southeastern United States	70,546,667	12.30
United Kingdom	60,784,063	10.60
Northwestern United States	48,442,615	8.44
Germany	46,318,240	8.07
Canada	13,593,884	2.37
Total	$910,168,945	158.66%

	September 30, 2022
Industry	Investments at Fair Value	Percentage of Net Assets
Health Care Technology	$191,335,392	33.35%
Application Software	184,056,365	32.08
Internet Software and Services	134,431,752	23.43
Human Resource & Employment Services	97,714,352	17.03
Data Processing & Outsourced Services	68,877,801	12.01
Property & Casualty Insurance	49,258,816	8.59
Internet Retail	46,318,240	8.07
Biotechnology	39,643,210	6.91
Electronic Equipment & Instruments	30,014,305	5.23
Health Care Equipment	27,262,645	4.75
Education Services	25,249,892	4.40
System Software	13,593,884	2.37
Technology Hardware, Storage & Peripherals	1,281,342	0.22
Specialized Consumer Services	983,862	0.17
Computer & Electronics Retail	147,087	0.03
Total	$910,168,945	158.66%

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments

December 31, 2021

Portfolio Companies	Investment Description(1),(5),(9)	Acquisition Date	Maturity Date	Principal/ Shares	Cost	Fair Value(2),(6)	Footnotes
Non-Control/Non-Affiliate Investments
Senior Secured Term Loans
Application Software
Aginity, Inc.	LIBOR+9.50% PIK, 10.81% floor	3/24/2020	12/15/2022	$899,054	$899,054	$899,054	(4)
	Fixed 6.50% PIK	3/9/2020	3/9/2027	4,472,419	4,472,419	2,348,809	(4)
Circadence Corporation	LIBOR+9.50% PIK, 12.00% floor, 7.50% ETP	12/20/2018	12/15/2022	17,574,000	18,111,074	15,884,482	(4)(8)
Dtex Systems, Inc.	LIBOR+9.50%, 10.00% floor, 1.75% ETP	6/1/2021	6/1/2025	10,000,000	9,942,422	9,942,422	(8)
FiscalNote, Inc.	LIBOR+9.25%, 9.75% floor, 5.00% ETP	10/19/2020	8/21/2023	45,000,000	45,490,925	45,490,925	(8)
	LIBOR+9.25%, 9.75% floor, 5.00% ETP	9/30/2021	8/21/2023	10,000,000	9,990,162	9,990,162	(8)
VTX Intermediate Holdings, Inc. (dba VertexOne)	LIBOR+9.00%, 9.50% floor, 4.50% ETP	12/28/2021	12/28/2026	75,000,000	74,257,185	74,257,185
Total Application Software - 26.20%*					163,163,241	158,813,039

Data Processing & Outsourced Services
ShareThis, Inc.	LIBOR+9.25%, 11.60% floor, 3.00% ETP	12/3/2018	7/15/2023	19,250,000	19,348,875	19,348,874	(8)
	LIBOR+9.25%, 11.60% floor, 3.00% ETP	1/7/2019	7/15/2023	750,000	751,979	751,979	(8)
	LIBOR+9.25%, 11.60% floor, 3.00% ETP	7/24/2019	7/15/2023	1,000,000	998,484	998,484	(8)
	LIBOR+8.25%, 10.60% floor, 3.00% ETP	8/18/2020	7/15/2023	1,000,000	1,014,040	1,014,040	(8)
Total Data Processing & Outsourced Services - 3.65%*					22,113,378	22,113,377

Education Services
Turning Tech Intermediate, Inc.	LIBOR+10.50%, 11.00% floor, 3.00% ETP	6/22/2021	12/14/2024	20,000,000	20,098,640	20,098,640
Total Education Services - 3.32%*					20,098,640	20,098,640

Electronic Equipment & Instruments
Intellisite Holdings, Inc. (dba Epic IO Technologies, Inc.)	LIBOR+9.75%, 10.25% floor, 2.00% ETP	12/17/2021	12/17/2025	19,000,000	18,521,523	18,521,523	(8)
Total Electronic Equipment & Instruments - 3.06%*					18,521,523	18,521,523

Health Care Technology
Allurion Technologies, Inc.	LIBOR+9.00%, 9.50% floor, 3.00% ETP	12/30/2021	12/30/2025	5,000,000	4,847,557	4,847,557
	LIBOR+9.00%, 9.50% floor, 3.00% ETP	12/30/2021	12/30/2025	20,000,000	20,000,743	20,000,743
CrossRoads Extremity Systems, LLC	LIBOR+8.15%, 1.50% PIK, 8.65% floor, 3.50% ETP	6/29/2021	7/1/2025	7,552,967	7,381,304	7,701,001	(4)
Gynesonics, Inc.	LIBOR+8.75%, 9.25% floor, 3.50% ETP	12/1/2020	12/1/2025	30,000,000	29,799,392	29,799,392
Mingle Healthcare Solutions, Inc.	LIBOR+9.50%, 11.75% floor, 0.25% PIK, 10.00% ETP	8/15/2018	8/15/2022	3,958,483	4,473,959	4,371,891	(4)(8)
Route 92 Medical, Inc.	LIBOR+8.48%, 8.98% floor, 3.95% ETP	8/17/2021	7/1/2026	13,000,000	12,675,523	12,675,523
SetPoint Medical Corporation	LIBOR+8.75%, 9.25% floor, 4.00% ETP	6/29/2021	12/1/2025	10,000,000	9,946,271	9,946,271
VERO Biotech LLC	LIBOR+9.05%, 9.55% floor, 3.00% ETP	12/29/2020	12/1/2024	25,000,000	24,681,082	24,681,082	(8)
	LIBOR+9.05%, 9.55% floor, 3.00% ETP	3/30/2021	12/1/2024	15,000,000	14,990,171	14,990,171	(8)
Total Health Care Technology - 21.28%*					128,796,002	129,013,631

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments – (continued)

December 31, 2021

Portfolio Companies	Investment Description(1),(5),(9)	Acquisition Date	Maturity Date	Principal/ Shares	Cost	Fair Value(2),(6)	Footnotes
Non-Control/Non-Affiliate Investments
Senior Secured Term Loans
Human Resource & Employment Services
CloudPay, Inc.	LIBOR+8.75%, 9.25% floor, 2.00% ETP	8/17/2021	8/17/2025	$35,000,000	$34,863,473	$34,863,473	(3)(13)
Snagajob.com, Inc.	LIBOR+8.50%, 9.00% floor, 2.75% ETP	9/29/2021	9/1/2025	37,315,385	36,847,618	36,847,618
Total Human Resource & Employment Services - 11.83%*					71,711,091	71,711,091

Internet Retail
Brilliant Earth, LLC	LIBOR+7.75%, 8.25% floor, 4.50% ETP	9/30/2019	10/15/2023	35,000,000	35,861,035	35,848,514	(8)
	LIBOR+7.75%, 8.25% floor, 0.75% ETP	12/17/2020	10/15/2023	30,000,000	29,970,285	30,727,298	(8)
Marley Spoon AG	LIBOR+8.50%, 1.25% PIK, 9.00% floor	6/30/2021	6/15/2025	26,442,863	26,061,371	26,061,370	(3)(4)(12)
	LIBOR+8.50%, 1.25% PIK, 9.00% floor	12/29/2021	6/15/2025	8,100,000	8,019,228	8,019,228	(3)(4)(12)
Total Internet Retail - 16.60%*					99,911,919	100,656,410

Internet Software and Services
Bombora, Inc.	LIBOR+5.00%, 5.50% floor, 3.75% PIK, 2.00% ETP	3/31/2021	3/31/2025	20,546,075	20,326,021	20,326,021	(4)(8)
Fidelis Cybersecurity, Inc.	LIBOR+11.00%, 12.0% floor, 2.39% ETP	5/13/2021	5/13/2024	13,641,254	13,623,763	13,623,763	(8)
INRIX, Inc.	LIBOR+9.00%, 9.50% floor, 2.50% ETP	11/15/2021	11/15/2025	40,000,000	39,916,175	39,916,175	(8)
Total Internet Software and Services - 12.19%*					73,865,959	73,865,959

Total Senior Secured Term Loans - 98.12%*					598,181,753	594,793,670

Second Lien Term Loans
System Software
Dejero Labs Inc.	LIBOR+5.00%, 5.50 floor, 5.00% PIK, 3.00% ETP	12/22/2021	12/22/2025	13,000,000	12,872,588	12,872,588	(3)(4)(11)
Total System Software - 2.12%*					12,872,588	12,872,588

Total Second Lien Term Loans - 2.12%*					12,872,588	12,872,588

Preferred Stocks
Application Software
Aria Systems, Inc.	Series G	7/10/2018		289,419	250,000	462,025	(7)
Total Application Software - 0.08%*					250,000	462,025

Health Care Technology
CareCloud, Inc.	11% Series A Cumulative Redeemable Perpetual	1/8/2020		544,178	14,287,836	15,704,705	(16)(19)
Total Health Care Technology - 2.59%*					14,287,836	15,704,705

Total Preferred Stocks - 2.67%*					14,537,836	16,166,730

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments – (continued)

December 31, 2021

Portfolio Companies	Investment Description(1),(5),(9)	Acquisition Date	Maturity Date	Principal/ Shares	Cost	Fair Value(2),(6)	Footnotes
Non-Control/Non-Affiliate Investments
Common Stocks
Application Software
Porch Group, Inc.		12/21/2021		1,429	$—	$22,278	(7)(16)(19)
Total Application Software - 0.00%*					—	22,278

Internet Retail
Brilliant Earth Group, Inc.	Class P Units	9/22/2021		526,845	984,036	8,903,933	(7)(18)
Total Internet Retail - 1.47%*					984,036	8,903,933

Technology Hardware, Storage & Peripherals
Quantum Corporation		8/13/2021		459,720	2,606,612	2,537,654	(3)(7)(16)(19)
zSpace, Inc.		12/31/2020		6,078,499	1,119,096	—	(7)
Total Technology Hardware, Storage & Peripherals - 0.42%*					3,725,708	2,537,654

Total Common Stocks - 1.89%*					4,709,744	11,463,865

Warrants
Advertising
STN Video Inc.	Class B Non-Voting Stock	6/30/2017	6/30/2027	191,500	246,461	—	(3)(7)
Total Advertising - 0.00%*					246,461	—

Application Software
3DNA Corp. (dba NationBuilder)	Series C-1 Preferred Stock	12/28/2018	12/28/2028	273,164	104,138	—	(7)
Aginity, Inc.	Common Stock	3/9/2020	3/9/2030	811,770	—	1,009,216
Aria Systems, Inc.	Series G Preferred Stock	6/29/2018	6/29/2028	2,387,705	1,047,581	3,811,702	(7)
Circadence Corporation	Series A-6 Preferred Stock	12/20/2018	12/20/2028	1,538,462	3,630,000	808,617	(7)
	Series A-6 Preferred Stock	10/31/2019	10/31/2029	384,615	845,540	202,154	(7)
Dtex Systems, Inc.	Series C-Prime Preferred Stock	6/1/2018	6/1/2025	500,000	59,000	306,799	(7)
	Series C-Prime Preferred Stock	7/11/2019	7/11/2026	833,333	114,719	511,332	(7)
FiscalNote, Inc.	Common Stock	10/19/2020	10/19/2030	194,673	438,014	2,232,569	(7)
Porch Group, Inc.	Earnout	12/23/2020	12/23/2023	—	—	—	(7)(13)(15)
Total Application Software - 1.47%*					6,238,992	8,882,389

Computer & Electronics Retail
Massdrop, Inc.	Series B Preferred Stock	7/22/2019	7/22/2029	848,093	183,188	185,467	(7)
Total Computer & Electronics Retail - 0.03%*					183,188	185,467
See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments – (continued)

December 31, 2021

Portfolio Companies	Investment Description(1),(5),(9)	Acquisition Date	Maturity Date	Principal/ Shares	Cost	Fair Value(2),(6)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants
Data Processing & Outsourced Services
ShareThis, Inc.	Series D-3 Preferred Stock	12/3/2018	12/3/2028	647,615	$2,162,000	$2,162,000	(7)
Total Data Processing & Outsourced Services - 0.36%*					2,162,000	2,162,000

Electronic Equipment & Instruments
Intellisite Holdings, Inc. (dba Epic IO Technologies, Inc.)	Success fee	12/17/2021	12/17/2024	—	235,314	234,314	(7)(14)
Total Electronic Equipment & Instruments - 0.04%*					235,314	234,314

Education Services
Aspen Group Inc.	Common Stock	7/25/2017	7/25/2022	224,174	583,301	2,000	(7)
Total Education Services - 0.00%*					583,301	2,000

Health Care Technology
Allurion Technologies, Inc.	Series C Preferred Stock	3/30/2021	3/30/2031	132,978	282,462	638,313	(7)
CareCloud, Inc.	Common Stock	1/8/2020	1/8/2022	1,000,000	435,000	—	(7)
	Common Stock	1/8/2020	1/8/2023	1,000,000	837,000	295,000	(7)
CrossRoads Extremity Systems, LLC	Series C Preferred Stock	6/29/2021	6/29/2031	69,261	94,888	209,843	(7)
Gynesonics, Inc.	Series G Convertible Preferred Stock	11/19/2021	11/19/2031	16,786,869	128,142	128,142	(7)
Mingle Healthcare Solutions, Inc.	Series AA Preferred Stock	8/15/2018	8/15/2028	1,625,000	492,375	—	(7)
Route 92 Medical, Inc.	Success fee	8/17/2021	8/17/2031	—	248,118	261,443	(7)(14)
SetPoint Medical Corporation	Series B Preferred Stock	6/29/2021	6/29/2031	400,000	14,060	20,051	(7)
VERO Biotech LLC	Success fee	12/29/2020	12/29/2025	—	376,500	485,311	(7)(14)
Total Health Care Technology - 0.34%*					2,908,545	2,038,103

Human Resource & Employment Services
CloudPay, Inc.	Series B Preferred Stock	6/30/2020	6/30/2030	11,273	217,500	807,139	(3)(7)(13)
	Series D Preferred Stock	8/17/2021	8/17/2031	1,751	31,035	16,686	(3)(7)(13)
Snagajob.com, Inc.	Series B-1 Preferred Stock	9/29/2021	9/29/2031	763,269	342,716	334,353	(7)
Total Human Resource & Employment Services - 0.19%*					591,251	1,158,178

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments – (continued)

December 31, 2021

Portfolio Companies	Investment Description(1),(5),(9)	Acquisition Date	Maturity Date	Principal/ Shares	Cost	Fair Value(2),(6)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants
Internet Software and Services
Bombora, Inc.	Common Stock	3/31/2021	3/31/2031	121,581	$174,500	$292,372	(7)
Fidelis Cybersecurity, Inc.	Common Stock	5/13/2021	5/13/2031	—	—	—	(7)(16)
INRIX, Inc.	Common Stock	7/26/2019	7/26/2029	150,804	522,083	1,721,243	(7)
Longtail Ad Solutions, Inc. (dba JW Player)	Common Stock	12/12/2019	12/12/2029	387,596	46,552	359,302	(7)
Total Internet Software and Services - 0.39%*					743,135	2,372,917

Specialized Consumer Services
AllClear ID, Inc.	Common Stock	9/1/2017	9/1/2027	870,514	1,749,733	898,370	(7)
Credit Sesame, Inc.	Common Stock	1/7/2020	1/7/2030	191,601	424,800	1,578,981	(7)
Total Specialized Consumer Services - 0.41%*					2,174,533	2,477,351

System Software
Dejero Labs Inc.	Common Stock	5/31/2019	5/31/2029	333,621	192,499	574,831	(3)(7)(11)
Scale Computing, Inc.	Common Stock	3/29/2019	3/29/2029	9,665,667	345,816	—	(7)
Total System Software - 0.09%*					538,315	574,831

Technology Hardware, Storage & Peripherals
RealWear, Inc.	Series A Preferred Stock	10/5/2018	10/5/2028	112,451	135,841	—	(7)
	Series A Preferred Stock	12/28/2018	12/28/2028	22,491	25,248	—	(7)
	Series A Preferred Stock	6/27/2019	6/27/2029	123,894	380,850	—	(7)
Total Technology Hardware, Storage & Peripherals - 0.00%*					541,939	—

Total Warrants - 3.31%*					17,146,974	20,087,550
Total Non-Control/Non-Affiliate Investments - 108.11%*					647,448,895	655,384,403

Control Investments							(14)
Senior Secured Term Loans
Application Software
Mojix, Inc.	LIBOR+12.00% , 12.00% cash cap, 5% ETP	5/16/2017	1/15/2022	$6,519,240	6,502,036	7,567,610	(4)(7)(8)
	LIBOR+12.00% , 12.00% cash cap, 5% ETP	8/3/2017	1/15/2022	2,173,080	2,170,069	2,522,537	(4)(7)(8)
	LIBOR+12.00% , 12.00% cash cap, 5% ETP	7/6/2018	1/15/2022	542,721	543,783	629,997	(4)(7)(8)
	LIBOR+12.00% , 12.00% cash cap, 5% ETP	9/5/2018	1/15/2022	541,964	542,215	629,118	(4)(7)(8)
	LIBOR+12.00% , 12.00% cash cap, 5% ETP	1/28/2019	1/15/2022	1,079,293	1,073,081	1,252,833	(4)(7)(8)
	LIBOR+12.00% , 12.00% cash cap, 5% ETP	12/18/2019	1/31/2022	824,143	824,143	1,008,093	(4)(7)(8)
Total Application Software - 2.25%*					11,655,327	13,610,188

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments – (continued)

December 31, 2021

Portfolio Companies	Investment Description(1),(5),(9)	Acquisition Date	Maturity Date	Principal/ Shares	Cost	Fair Value(2),(6)	Footnotes
Control Investments
Senior Secured Term Loans
Data Processing & Outsourced Services
Pivot3 Holdings, Inc.	LIBOR+8.50% PIK, 11.00% floor, 4.00% ETP	5/13/2019	11/15/2022	$18,598,265	$19,172,352	$14,649,788	(4)(7)
Total Data Processing & Outsourced Services - 2.42%*					19,172,352	14,649,788

Total Senior Secured Term Loans - 4.66%*					30,827,679	28,259,976

Preferred Stocks
Application Software
Mojix, Inc.	Series A-1	12/14/2020		67,114,092	800,000	870,395	(7)
Total Application Software - 0.14%*					800,000	870,395

Data Processing & Outsourced Services
Pivot3 Holdings, Inc.	Series 1	1/27/2021		2,675,585	2,000,000	—	(7)
Total Data Processing & Outsourced Services - 0.00%*					2,000,000	—

Total Preferred Stocks - 0.14%*					2,800,000	870,395

Warrants
Application Software
Mojix, Inc.	Common Stock	12/14/2020	12/13/2030	2,349	119,320	—	(7)
	Common Stock	12/14/2020	12/13/2030	5,873	298,325	—	(7)
	Common Stock	12/14/2020	12/13/2030	394,733	828,522	—	(7)
Total Application Software - 0.00%*					1,246,167	—

Total Control Investments - 4.81%*					33,627,679	29,130,371

U.S. Treasury
	U.S. Treasury Bill, 0.033%	12/30/2021	1/11/2022	$45,000,000	45,001,250	45,001,500	(9)
Total U.S. Treasury - 7.42%*					45,001,250	45,001,500
Total Total Investments - 120.34%*					$727,323,991	$729,516,274

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

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments – (continued)

December 31, 2021

(7)
Investments are non-income producing.
(8)
The Credit Facility (as defined in Note 10) is secured by a perfected first priority security interest in each of the Company’s senior secured term loan investments, except for Pivot3 Holdings, Inc., Marley Spoon AG, Mojix, Inc., and The Kairn Corporation senior secured term loans.
(9)
Treasury bill with $45,000,000 par value purchased pursuant to a 0.25% reverse repurchase agreement with Goldman Sachs, dated December 31, 2021, due January 6, 2022, with a repurchase price of $44,774,963 collateralized by a 0.033% U.S. Treasury Bill due January 11, 2022 with a par value of $45,000,000 and fair value of $45,001,560.
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

* Value as a percentage of net assets.

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments – (continued)

December 31, 2021

The Company classifies its investment portfolio in accordance with the requirements of the 1940 Act. Control investments are investments in which the Company owns more than 25% of the voting securities or maintains greater than 50% representation on the board. Affiliate investments are investments in which the Company owns between 5% and 25% (inclusive) of the voting securities and does not have rights to maintain greater than 50% representation on the board. The Company’s affiliate and control investments as of December 31, 2021, along with the transactions during the year ended December 31, 2021 are as follows:

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

In October 2015, in connection with the Company’s formation, the Company issued and sold 1,667 shares of common stock to R. David Spreng, the President and Chief Executive Officer of the Company and Chairman of the Company’s Board of Directors, for an aggregate purchase price of $25,000. The sale of shares of common stock was approved by the unanimous consent of the Company’s sole director at the time. On December 1, 2017, the Company completed its initial private offering (“Initial Private Offering”), in which the Company issued 18,241,157 shares of its common stock to stockholders for a total purchase price of $275.0 million in reliance on exemptions from the registration requirements of the Securities Act, and other applicable securities laws.

Beginning October 15, 2019 and ending September 29, 2021, the Company had completed multiple closings under its second private offering (the “Second Private Offering”) and had accepted aggregate capital commitments of $181.7 million. In connection with the Second Private Offering the Company has issued 9,617,379 shares of its common stock for a total purchase price of $144.3 million. Concurrent with the IPO (as defined below), all undrawn commitments under the Second Private Offering were cancelled.

On March 31, 2020 and March 24, 2021, the Company had issued in aggregate 22,564 shares as an additional direct investment by Runway Growth Holdings LLC, an affiliate of RGC, at a per-share price of $15.00 for total proceeds of $0.3 million in a private offering pursuant to an exemption from registration under Regulation D of the Securities Act.

On October 25, 2021, the Company closed its initial public offering ("IPO"), issuing 6,850,000 shares of its common stock at a public offering price of $14.60 per share. Net of underwriting fees and offering costs, the Company received net cash proceeds of $93.0 million. The Company’s common stock began trading on the Nasdaq Global Select Market under the symbol “RWAY” on October 21, 2021.

Since inception, the Company has issued an additional 6,647,847 shares as part of the dividend reinvestment plan. For more information, see “Note 6 – Net Assets.”

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

In the opinion of management, all adjustments, all of which were of a normal recurring nature, considered necessary for the fair presentation of financial statements for the interim period have been included. The results of operations for the current interim period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31,

2022, including the impact of the coronavirus (“COVID-19”) pandemic thereon. The interim unaudited financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K, as modified by the annual report on Form 10-K/A for the year ended December 31, 2021, filed with the SEC on March 2, 2022 and March 14, 2022, respectively.

Certain items in the September 30, 2021 financial statements have been reclassified to conform to the September 30, 2022 presentation with no net effect on the net increase in net assets resulting from operations.

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

Deferred Debt Costs

The Company records costs related to the issuance of debt obligations as deferred debt costs. These costs are deferred and amortized using the straight-line method over the stated maturity life of the obligations. Deferred debt costs associated with the Company's Credit Facility and unsecured notes are netted with the outstanding principal balance on the Company's Statement of Assets and Liabilities, unless there are no outstanding borrowings, in which case the deferred debt costs are presented as an asset. For more information, see “Note 10 –Borrowings.”

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

The Company had no outstanding reverse repurchase agreements at September 30, 2022. Pursuant to a reverse repurchase agreement with Goldman Sachs which expired on January 6, 2022, the Company purchased a U.S. Treasury Bill, due January 11, 2022. The value of the related collateral that the Company received for this agreement was $45.0 million at December 31, 2021. At December 31, 2021, the repurchase liability was $44,774,963, which is reflected as “Reverse repurchase agreement” on the Statement of Assets and Liabilities.

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

Dividends are recorded on the applicable ex-dividend date. Interest income, if any, adjusted for amortization of market premium and accretion of market discount, is recorded on an accrual basis to the extent that the Company expects to collect such amounts. Original issue discount (“OID”), principally representing the estimated fair value of detachable equity, warrants or contractual success fees obtained in conjunction with the Company’s debt investments, loan origination fees, end of term payments, and market discount or premium are capitalized and accreted or amortized into interest income over the life of the respective security using the effective interest method. Loan origination fees received in connection with the closing of investments are reported as unearned income, which is included as amortized cost of the investment; the unearned income from such fees is accreted into interest income over the contractual life of the loan based on the effective interest method. Upon prepayment of a loan or debt security, any unamortized loan origination fees, end-of-term payments, and unamortized market discounts are recorded as interest income and any prepayment penalties are recorded as fee income.

The Company currently holds, and expects to hold in the future, some investments in its portfolio that contain payment-in-kind (“PIK”) interest provisions. PIK interest is computed at the contractual rate specified in each loan agreement and is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount of income the Company is required to distribute to stockholders to maintain its qualification as a RIC for U.S. federal income tax purposes, even though the Company has not yet collected the cash. For the three and nine months ended September 30, 2022, approximately 4.4% and 8.8%, respectively, of the Company’s total investment income was attributable to non-cash PIK interest. For the three and nine months ended September 30, 2021, approximately 2.4% and 4.5%, respectively, of the Company’s total investment income was attributable to non-cash PIK interest.

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

As of September 30, 2022, and December 31, 2021, the Company has not written off any accrued and uncollected PIK interest. As of September 30, 2022, the Company had one loan to Pivot3 Holdings, Inc., representing an aggregate principal funded of $19,172,353 at a fair value of $4,467,041, on non-accrual status, which represents 0.5% of the Company’s total investment portfolio. The non-accrual loan as of September 30, 2022 had total interest of $3,132,309 that would have been accrued into income. Had the loan not been on non-accrual status, $2,880,626 would be payable, and $251,683 would be OID. As of December 31, 2021, the Company had six loans to Mojix, Inc. and one loan to Pivot3 Holdings, Inc., representing an aggregate principal funded of $30,278,707 at a fair market value of $28,259,976, on non-accrual status, which represents 3.9% of the Company’s total investment portfolio. The non-accrual loans as of December 31, 2021 had total interest of $4,760,387 that would have been accrued into income. Had the loans not been on non-accrual status, $4,064,620 would be payable, and $695,767 would be OID.

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

Rule 2a-5 under the 1940 Act was adopted by the SEC in December 2020 and establishes a framework for determining fair value in good faith for purposes of the 1940 Act. The Company complied with the mandatory provisions of Rule 2a-5 by the September 2022 compliance date.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and accrued liabilities, approximate fair value due to their short-term nature. Fair value of the Company’s Credit Facility is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. As of both September 30, 2022 and December 31, 2021, the Company believes that the carrying value of its Credit Facility approximates fair value. The 2026 Notes are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the notes. As of September 30, 2022, the Company believes that the carrying value of the 2026 Notes and 2027 Notes approximates fair value.

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

The Company accounts for income taxes in conformity with ASC Topic 740, Income Taxes ("ASC 740"). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the Financial Statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions deemed to meet a "more-likely-than-not" threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statements of Operations. There were no material uncertain income tax positions at September 30, 2022 or December 31, 2021. Although we file federal and state tax returns, our major tax jurisdiction is federal. The previous three tax year-ends and the interim tax period since then remain subject to examination by the Internal Revenue Service.

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

Per Share Information

Basic and diluted earnings per common share is calculated using the weighted-average number of common shares outstanding for the period presented. For the three and nine months ended September 30, 2022 and 2021, basic and diluted earnings per share of common stock were the same because there were no potentially dilutive securities outstanding. Per share data is based on the weighted-average shares outstanding.

Distributions

The Company generally intends to distribute, out of assets legally available for distribution, substantially all of its available earnings, on a quarterly basis, subject to the discretion of the Board of Directors. For the three and nine months ended September 30, 2022, the Company declared and paid dividends in the amount of $13,450,710 and $37,005,717, respectively, of which $12,783,588 and $26,708,902, respectively, was distributed in cash and the remainder distributed in shares to stockholders, purchased in the open market pursuant to the Company’s dividend reinvestment plan. For the three and nine months ended September 30, 2021, the Company declared dividends in the amount of $11,114,754 and $34,597,684, respectively, of which $2,713,539 and $7,602,878, respectively, was distributable in cash and the remainder distributable in shares to organization and offering costs stockholders pursuant to the Company’s dividend reinvestment plan.

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

Offering costs related to the Second Private Offering were accumulated and charged to additional paid in capital at the time of closing beginning in 2019. These offering costs related to the Second Private Offering were subject to a cap of $600,000, excluding placement agent fees which had no cap, of which the Company would bear the cost. At the completion of the Second Private Offering, the Company had accumulated and recorded $651,991 of offering costs and $186,198 in placement agent fees related to the Second Private Offering. Under the terms of the Second Private Offering, offering costs in excess of $600,000, excluding placement agent fees, were reimbursed by RGC.

Offering costs related to the IPO were accumulated and charged to additional paid in capital at the time of closing in October 2021. We had accumulated and recorded $6,970,599 of offering costs related to the Company’s IPO. The offering costs were fully born by the Company and include underwriting fees, legal fees, and other costs pertaining to the preparation of the Company’s offering materials as well as travel-related expenses.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848),” which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2024. ASU No. 2021-01 provides increased clarity as the Company continues to evaluate the transition of reference rates and is currently evaluating the impact of adopting ASU No. 2020-04 and 2021-01 on the financial statements. The Company did not utilize the optional expedients and exceptions provided in this guidance during the three and nine months ended September 30, 2022 and 2021.

In June 2022, the FASB issued Accounting Standards Update No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 clarifies the guidance when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of the security. The amendments in ASU 2022-03 are effective for public companies for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently assessing the impact of ASU 2022-03 on its consolidated financial statements.

Note 3 – Commitments and Contingencies

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time.

At September 30, 2022, the Company had $329,284,615 in unfunded loan commitments to provide debt financing to its portfolio companies. Unfunded commitments may be subject to portfolio companies achieving certain performance milestones to access unfunded availability. The balance of unfunded commitments to extend financing as of September 30, 2022 was as follows:

Portfolio Company	Investment Type	September 30, 2022
Allurion Technologies, Inc.	Senior Secured Term Loan	$15,000,000
CloudPay, Inc.	Senior Secured Term Loan	15,000,000
Dtex Systems, Inc.	Senior Secured Term Loan	10,000,000
EBR Systems, Inc.	Senior Secured Term Loan	30,000,000
INRIX, Inc.	Senior Secured Term Loan	5,000,000
Intellisite Holdings, Inc. (dba Epic IO Technologies, Inc.)	Senior Secured Term Loan	10,000,000
Interactions Corporation	Senior Secured Term Loan	10,000,000
Kin Insurance, Inc.	Senior Secured Term Loan	25,000,000
Moximed, Inc.	Senior Secured Term Loan	15,000,000
Mustang Bio, Inc.	Senior Secured Term Loan	45,000,000
Revelle Aesthetics, Inc.	Senior Secured Term Loan	12,500,000
Route 92 Medical, Inc.	Senior Secured Term Loan	42,000,000
SetPoint Medical Corporation	Senior Secured Term Loan	25,000,000
ShareThis, Inc.	Senior Secured Term Loan	3,000,000
Snagajob.com, Inc.	Senior Secured Term Loan	6,784,615
Synack, Inc.	Senior Secured Term Loan	25,000,000
TRACON Pharmaceuticals, Inc.	Senior Secured Term Loan	25,000,000
VERO Biotech LLC	Senior Secured Term Loan	10,000,000
Total unused commitments to extend financing		$329,284,615

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

The Company’s management believes that its available cash balances and availability under the Credit Facility provides sufficient funds to cover its unfunded commitments as of September 30, 2022. The Company has evaluated the expected net future cash flows related to unfunded commitments and determined the fair value to be zero as of September 30, 2022 and December 31, 2021.

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

Other Commitments and Contingencies

On February 24, 2022, the Board of Directors approved a repurchase program (the “Repurchase Program”) under which the Company may repurchase up to $25 million of its outstanding common stock. Under the Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. Unless extended by the Board of Directors, the repurchase program will terminate 12 months from the date it was approved. As of September 30, 2022, 744,756 shares of our common stock were repurchased under the Repurchase Program for an aggregate repurchase price of $9,301,933.

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

Note 5 – Net Increase in Net Assets Resulting from Operations per Common Share

The following information sets forth the computation of basic income per common share for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net increase in net assets resulting from operations	$11,721,773	$10,231,052	$13,757,530	$26,313,723
Weighted average shares outstanding for the period
Basic	40,774,154	33,160,481	41,119,467	32,360,107
Diluted	40,774,154	33,160,481	41,119,467	32,360,107
Per Share Data(1):
Basic and diluted income (loss) per common share
Basic	$0.29	$0.31	$0.33	$0.81
Diluted	$0.29	$0.31	$0.33	$0.81

(1)
Per share data is based on average weighted shares outstanding.

Note 6 – Net Assets

The Company has the authority to issue 100,000,000 shares of common stock, $0.01 par value per share.

On October 25, 2021, the Company closed its IPO, issuing 6,850,000 shares of its common stock at a public offering price of $14.60 per share. Net of underwriting fees and offering costs, the Company received net cash proceeds of approximately $93.0 million. The Company’s common stock began trading on the Nasdaq Global Select Market under the symbol “RWAY” on October 21, 2021.

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

In connection with the Initial Private Offering, the Company issued 18,241,157 shares of our common stock to stockholders for a total purchase price of $275,000,000. Between June 14, 2019 and September 29, 2021, the Company accepted $181,673,500 in capital commitments under its Second Private Offering. The Company had issued 9,617,379 shares of common stock for aggregate proceeds of $144,260,683 under the Second Private Offering. Concurrent with the IPO, all undrawn commitments under the Second Private Offering were cancelled.

On March 31, 2020 and March 24, 2021, the Company had issued in aggregate 22,564 shares as an additional direct investment by Runway Growth Holdings LLC, an affiliate of RGC, at $15.00 per share for total proceeds of $338,453 in a private offering pursuant to an exemption from registration under Regulation D of the Securities Act.

During the three months ended September 30, 2022, the Company repurchased 331,264 shares for an aggregate purchase price of $4,022,696 in connection with its Repurchase Program and no shares were issued in connection with the reinvestment of dividends. The following table summarizes capital activity during the three months ended September 30, 2022:

	Common Stock		Treasury Stock		Additional	Distributable	Total
	Shares	Amount	Shares	Amount	Paid-in Capital	(Losses) Earnings	Net Assets
Balance, beginning of period	41,380,614	$413,806	(413,492)	$(5,279,237)	$606,063,671	$(21,786,236)	$579,412,004
Issuance of common stock	—	—	—	—	—	—	—
Reinvestment of dividends	—	—	—	—	—	—	—
Acquisition of treasury shares	—	—	(331,264)	(4,022,696)	—	—	(4,022,696)
Offering costs	—	—	—	—	—	—	—
Net investment income	—	—	—	—	—	14,496,949	14,496,949
Net realized gain (loss) on investments	—	—	—	—	—	406,917	406,917
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(3,182,093)	(3,182,093)
Dividends declared	—	—	—	—	—	(13,450,710)	(13,450,710)
Tax reconciliation of stockholders' equity in accordance with US GAAP	—	—	—	—	—	—	—
Balance, end of period	41,380,614	$413,806	(744,756)	$(9,301,933)	$606,063,671	$(23,515,173)	$573,660,371

During the nine months ended September 30, 2022, the Company repurchased 744,756 shares for an aggregate purchase price of $9,301,933 in connection with its Repurchase Program and no shares were issued in connection with the reinvestment of dividends. The following table summarizes capital activity during the nine months ended September 30, 2022:

	Common Stock		Treasury Stock		Additional	Distributable	Total
	Shares	Amount	Shares	Amount	Paid-in Capital	(Losses) Earnings	Net Assets
Balance, beginning of period	41,380,614	$413,806	—	$—	$606,047,671	$(266,986)	$606,194,491
Issuance of common stock	—	—	—	—	—	—	—
Reinvestment of dividends	—	—	—	—	—	—	—
Acquisition of treasury shares	—	—	(744,756)	(9,301,933)	—	—	(9,301,933)
Offering costs	—	—	—	—	16,000	—	16,000
Net investment income	—	—	—	—	—	41,435,416	41,435,416
Net realized gain (loss) on investments	—	—	—	—	—	939,377	939,377
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(28,617,263)	(28,617,263)
Dividends declared	—	—	—	—	—	(37,005,717)	(37,005,717)
Tax reconciliation of stockholders' equity in accordance with US GAAP	—	—	—	—	—	—	—
Balance, end of period	41,380,614	$413,806	(744,756)	$(9,301,933)	$606,063,671	$(23,515,173)	$573,660,371

During the three months ended September 30, 2021, the Company issued 575,032 shares for $8,401,215 in connection with the reinvestment of dividends. The following table summarizes capital activity during the three months ended September 30, 2021:

	Common Stock		Additional	Distributable	Total
	Shares	Amount	Paid-in Capital	(Losses) Earnings	Net Assets
Balance, beginning of period	32,690,454	$326,904	$485,755,211	$(8,343,018)	$477,739,097
Issuance of common stock	1,265,128	12,651	18,964,266	—	18,976,917
Reinvestment of dividends	575,032	5,751	8,395,464	—	8,401,215
Offering costs	—	—	(32,542)	—	(32,542)
Net investment income	—	—	—	10,741,124	10,741,124
Net realized gain (loss) on investments	—	—	—	718,310	718,310
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(1,228,382)	(1,228,382)
Dividends declared	—	—	—	(11,114,754)	(11,114,754)
Tax reconciliation of stockholders' equity in accordance with U.S. GAAP	—	—	—	—	—
Balance, end of period	34,530,614	$345,306	$513,082,399	$(9,226,720)	$504,200,985

During the nine months ended September 30, 2021, the Company issued 1,830,974 shares for $26,994,806 in connection with the reinvestment of dividends. The following table summarizes capital activity during the nine months ended September 30, 2021:

	Common Stock		Additional	Distributable	Total
	Shares	Amount	Paid-in Capital	(Losses) Earnings	Net Assets
Balance, beginning of period	31,414,051	$314,140	$466,872,304	$(942,759)	$466,243,685
Issuance of common stock	1,285,589	12,856	19,270,972	—	19,283,828
Reinvestment of dividends	1,830,974	18,310	26,976,496	—	26,994,806
Offering costs	—	—	(37,373)	—	(37,373)
Net investment income	—	—	—	33,563,330	33,563,330
Net realized gain (loss) on investments	—	—	—	(4,076,766)	(4,076,766)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(3,172,841)	(3,172,841)
Dividends declared	—	—	—	(34,597,684)	(34,597,684)
Tax reconciliation of stockholders' equity in accordance with U.S. GAAP	—	—	—	—	—
Balance, end of period	34,530,614	$345,306	$513,082,399	$(9,226,720)	$504,200,985

The shares of common stock issued, the price per share and the proceeds raised, from inception through September 30, 2022, are detailed in the following table:

Issuance Date	Shares Issued	Price per Share	Gross Proceeds
October 8, 2015	1,667	$15.00	$25,000
December 22, 2016	333,333	15.00	5,000,000
April 19, 2017	1,000,000	15.00	15,000,000
June 26, 2017	1,666,667	15.00	25,000,000
September 12, 2017	2,666,667	15.00	40,000,000
December 22, 2017	3,000,000	15.00	45,000,000
May 31, 2018(1)	70,563	14.82	1,045,570
August 31, 2018(1)	117,582	14.92	1,754,244
September 27, 2018	1,997,337	15.02	30,000,000
November 15, 2018(1)	202,779	15.07	3,055,498
January 14, 2019	4,344,964	15.19	66,000,000
March 26, 2019(1)	326,431	15.14	4,942,168
May 21, 2019(1)	374,783	15.13	5,670,467
May 24, 2019	3,232,189	15.16	49,000,000
July 16, 2019(1)	464,986	15.13	7,035,236
August 26, 2019(1)	480,121	14.76	7,088,143
October 15, 2019	1,666,667	15.00	25,000,000
November 12, 2019(1)	43,979	14.76	649,123
December 20, 2019	3,333,333	15.00	50,000,000
December 23, 2019(1)	487,166	14.52	7,073,650
March 20, 2020(1)	575,132	14.58	8,385,423
March 31, 2020	21,021	15.00	315,308
May 20, 2020(1)	529,020	14.25	7,538,541
August 6, 2020(1)	550,639	14.41	7,934,712
October 15, 2020	3,333,333	15.00	50,000,000
November 12, 2020(1)	593,692	14.46	8,584,772
March 19, 2021(1)	618,815	14.84	9,183,220
March 24, 2021	20,461	15.00	306,911
May 13, 2021(1)	637,127	14.77	9,410,371
August 12, 2021(1)	575,032	14.61	8,401,215
September 29, 2021	1,265,128	15.00	18,976,917
October 25, 2021	6,850,000	14.60	100,010,000
Total	41,380,614		$617,386,489

(1) Shares were issued as part of the dividend reinvestment plan.
Note 7 – Related Party Agreements and Transactions

Amended and Restated Advisory Agreement

On November 29, 2016, the Company’s Board of Directors approved an investment advisory agreement between RGC and the Company, under which RGC, subject to the overall supervision of the Board of Directors, manages the day-to-day operations of and provides investment advisory services to the Company (together with a subsequent amendment thereto, the “Prior Agreement”). On August 3, 2017, the Board of Directors approved certain amendments to the Prior Agreement (the “First Amended and Restated Advisory

Agreement”) and recommended that the Company’s stockholders approve the First Amended and Restated Advisory Agreement. The First Amended and Restated Advisory Agreement became effective on September 12, 2017 upon approval by the stockholders at a special meeting of stockholders of the Company. On April 7, 2021, the Board of Directors approved certain additional amendments to the advisory agreement (the “Advisory Agreement”) at a virtual meeting and recommended that the Company’s stockholders approve the Advisory Agreement. In reliance upon certain exemptive relief granted by the SEC in connection with the global COVID-19 pandemic, the Board of Directors undertook to ratify the Advisory Agreement at its next in-person meeting which was held in July 2021. The Advisory Agreement became effective on May 27, 2021 upon approval by the stockholders at a special meeting of stockholders of the Company. The Advisory Agreement amended the Prior Agreement to include certain revisions to the management and incentive fee calculation mechanisms and clarify language relating to liquidity events. Under the terms of the Advisory Agreement, RGC:

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

RGC earned base management fees of $3,065,581 and $8,487,820, respectively, for the three and nine months ended September 30, 2022, and $2,301,656 and $6,647,207, respectively, for the three and nine months ended September 30, 2021.

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

Under the capital gains component of the incentive fee (the “Capital Gains Fee”), the Company will pay RGC, as of the end of each calendar year, 20.0% of the Company’s aggregate cumulative realized capital gains, if any, from the date of the Company’s election to be regulated as a BDC through the end of that calendar year, computed net of the Company’s aggregate cumulative realized capital losses and aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid Capital Gains Fee. For the foregoing purpose, the Company’s “aggregate cumulative realized capital gains” will not include any unrealized appreciation. If such amount is negative, then no Capital Gains Fee will be payable for such year.

RGC earned incentive fees of $3,625,686 and $$8,590,821, respectively, for the three and nine months ended September 30, 2022; $3,208,431 and $7,293,008, respectively, of the incentive fees for the three and nine months ended September 30, 2022 were earned, payable in cash, and $417,255 and $1,297,812, respectively, of the incentive fees for the three and nine months ended September 30, 2022 were accrued and generated from deferred interest (i.e., PIK interest and certain discount accretion) and are not payable pending receipt of cash by the Company. RGC earned incentive fees for the three and nine months ended September 30, 2021 of $2,686,475 and $6,498,482, respectively; $2,171,245 and $5,140,115, respectively, of the incentive fees for the three and nine months ended September 30, 2021 were earned, payable in cash, and $515,230 and $1,358,367, respectively, of the incentive fees for the three and nine months ended September 30, 2021 were accrued and deferred (i.e., PIK interest and certain discount accretion) and are not payable pending receipt of cash by the Company. Both currently payable in cash, $2,972,186 and $2,493,508, and deferred incentive fees, $4,216,780 and $3,516,742, are included in accrued incentive fees on the Statements of Assets and Liabilities as of September 30, 2022 and December 31, 2021, respectively.

The capital gains incentive fee consists of fees related to realized gains, realized capital losses and unrealized capital depreciation. With respect to the incentive fee expense accrual related to the capital gains incentive fee, U.S. GAAP requires that the capital gains invective fee accrual consider the cumulative aggregate unrealized appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized appreciation were realized even though such unrealized appreciation is not permitted to be considered in calculating the fee actually payable under the Advisory Agreement. As of each of September 30, 2022 and December 31, 2021, there was no capital gains incentive fee accrued, earned or payable to RGC under the Advisory Agreement.

Spin-Off Incentive Fee

The Income Incentive Fee is payable in connection with a Public Fund Spin-Off, including the IPO, as follows. The Income Incentive Fee is calculated as of the date of the completion of each Public Fund Spin-Off and will equal the amount of Income Incentive Fee that would be payable to RGC if (1) all of the Company’s investments were liquidated for their current value and any unamortized deferred portfolio investment-related fees would be deemed accelerated, (2) the proceeds from such liquidation were used to pay all of the Company’s outstanding liabilities, and (3) the remainder were distributed to the Company’s stockholders and paid as incentive fee in accordance with the Income Incentive Fee described in clauses (1) and (2) above for determining the amount of the Income Incentive Fee; provided, however, that in no event will the Income Incentive Fee paid in connection with the completion of the Public Fund Spin-Off (x) include the portion of the Income Incentive Fee attributable to deferred interest features of a particular investment that is not transferred pursuant to the Public Fund Spin-Off until such time as the deferred interest is received in cash, or (y) exceed 20.0% of the Company’s Pre-Incentive Fee net investment income accrued by the Company for the fiscal quarter as of the date of the completion of the Public-Fund Spin-Off. The Company will make the payment of the Income Incentive Fee paid in connection with the completion of the Public Fund Spin-Off in cash on or immediately following the date of the completion of the Public-Fund Spin-Off. After the Public Fund Spin-Off, all calculations relating to the incentive fee payable will be made beginning on the day immediately following the completion of the Public Fund Spin-Off without taking into account the exchanged shares of the Company’s common stock (or contributions, distributions or proceeds relating thereto).

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

The Company reimbursed the Administrator $258,195 and $820,586, respectively, during the three and nine months ended September 30, 2022. As of September 30, 2022, the Company had accrued a net payable to the Administrator of $261,180. Of the total amount reimbursed and accrued during the three and nine months ended September 30, 2022, $212,533 and $707,609, respectively, was related to overhead allocation expense. The Company reimbursed the Administrator $261,630 and $741,012 during the three and nine months ended September 30, 2021. As of September 30, 2021, the Company accrued a net payable to the Administrator of $227,038. Of the total amount reimbursed and accrued during the three and nine months ended September 30, 2021, $206,167 and $643,606, respectively, was related to overhead allocation expense. As of December 31, 2021, the Company had accrued a net payable to the Administrator of $221,243. Administration fees, which include fees payable by the Administrator to third-party service providers who provide additional administration services for the Company, were $161,245 and $497,896, respectively, for the three and nine months ended September 30, 2022. Administration fees, which include fees payable by the Administrator to third-party service providers who provide additional administration services for the Company, were $179,500 and $420,360, respectively, for the three and nine months ended September 30, 2021.

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

Oaktree Strategic Relationship

In connection with the strategic relationship, OCM purchased an aggregate of 14,571,334 shares of our common stock for an aggregate purchase price of $219.3 million in our Initial Private Offering and our Second Private Offering. As of September 30, 2022, OCM owns 21,129,668 shares of our common stock or approximately 52% of our outstanding shares. OCM has granted a proxy to us pursuant to which the shares held by OCM will be voted in the same proportion as our other stockholders vote their shares.

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

The following tables present information about the Company’s assets and liabilities measured at fair value as of September 30, 2022 and December 31, 2021, respectively:

	As of September 30, 2022 (Unaudited)
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Common Stock	$496,498	$1,413,356	$1,228,197	$3,138,051
Senior Secured Term Loans	—	—	862,527,989	862,527,989
Second Lien Term Loans	—	—	13,403,245	13,403,245
Preferred Stock	12,327,868	—	384,685	12,712,553
Warrants	—	66,950	18,320,157	18,387,107
Total Portfolio Investments	12,824,366	1,480,306	895,864,273	910,168,945
Total Investments	$12,824,366	$1,480,306	$895,864,273	$910,168,945

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Common Stock	$2,559,932	$8,903,933	$—	$11,463,865
Senior Secured Term Loans	—	—	623,053,646	623,053,646
Second Lien Term Loans	—	—	12,872,588	12,872,588
Preferred Stock	15,704,705	—	1,332,420	17,037,125
Warrants	—	—	20,087,550	20,087,550
Total Portfolio Investments	18,264,637	8,903,933	657,346,204	684,514,774
U.S. Treasury Bill	45,001,500	—	—	45,001,500
Total Investments	$63,266,137	$8,903,933	$657,346,204	$729,516,274

The Company recognizes transfers into and out of the levels indicated above at the end of each reporting period. During the period ended September 30, 2022, the Company had common stock investments with restrictions lifted, resulting in an asset transfer out of Level 2 and into Level 1 at the fair value of $5,421,235. During the year ended December 31, 2021, the Company had warrant investments converted to common stock investments, resulting in an asset transfer out of Level 3 and into Level 2 at the fair value of $15,305,039.

The following table presents a rollforward of Level 3 assets measured at fair value as of September 30, 2022:

	Preferred Stock	Common Stock	Senior Secured Term Loans	Second Lien Term Loans	Warrants	Total
Fair value at December 31, 2021	$1,332,420	$—	$623,053,646	$12,872,588	$20,087,550	$657,346,204
Amortization of fixed income premiums or accretion of discounts	—	—	4,488,454	88,280	—	4,576,734
Purchases of investments(1)	—	4,551,235	391,506,142	490,100	2,489,851	399,037,328
Sales or repayments of investments(1)	(800,000)	—	(143,170,836)	—	(1,508,601)	(145,479,437)
Transfers out of Level 3	—	—	—	—	(2,238,726)	(2,238,726)
Realized gain (loss)	—	—	—	—	(850,754)	(850,754)
Change in unrealized appreciation (depreciation)	(147,735)	(3,323,038)	(13,349,417)	(47,723)	340,837	(16,527,076)
Fair value at September 30, 2022	$384,685	$1,228,197	$862,527,989	$13,403,245	$18,320,157	$895,864,273
Change in unrealized appreciation (depreciation on Level 3 investments still held as of September 30, 2022	$(77,340)	$(3,323,038)	$(12,453,978)	$(47,723)	$(1,812,833)	$(17,714,912)

(1)
Includes PIK interest, net of reorganization and restructuring of investments.

The following table presents a rollforward of Level 3 assets measured at fair value as of September 30, 2021:

	Preferred Stock	Senior Secured Term Loans	Second Lien Term Loans	Warrants	Total
Fair value at December 31, 2020	$1,336,268	$501,964,657	$—	$33,008,672	$536,309,597
Amortization of fixed income premiums or accretion of discounts	—	5,541,082	—	—	5,541,082
Purchases of investments(1)	2,000,000	233,311,709	—	475,074	235,786,783
Sales or repayments of investments(1)	—	(202,045,467)	—	(86,834)	(202,132,301)
Transfers out of Level 3	—	—	—	(15,305,039)	(15,305,039)
Realized gain (loss)	—	—	—	(418,037)	(418,037)
Change in unrealized appreciation (depreciation)	(2,258,653)	(7,166,257)	—	3,076,220	(6,348,690)
Fair value at September 30, 2021	$1,077,615	$531,605,724	$—	$20,750,056	$553,433,395
Change in unrealized appreciation (depreciation) on Level 3 investments still held as of September 30, 2021	$(258,653)	$(7,090,189)	$—	$(12,249,072)	$(19,597,914)

(1)
Includes PIK interest, net of reorganization and restructuring of investments.

The following table provides quantitative information regarding Level 3 fair value measurements as of September 30, 2022:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Common Stock	$1,228,197	Recent private market and merger and acquisition transaction prices	N/A	N/A
Preferred Stock	384,685	Recent private market and merger and acquisition transaction prices	N/A	N/A
Senior Secured Term Loans(1)	841,360,595	Discounted Cash Flow analysis	Discount rate	11.5% - 25.0% (14.4%)
		Market approach	Origination yield	10.4% - 19.3% (12.7%)
	21,167,394	PWERM	Discount rate	35.0% - 40.0% (38.9%)
Second Lien Term Loans	13,403,245	Discounted Cash Flow analysis	Discount rate	15.7% - 15.7% (15.7%)
Warrants(2)	11,436,828	Option pricing model	Risk-free interest rate	2.4% - 4.3% (3.5%)
			Average industry volatility	25.0% - 98.7% (45.0%)
			Estimated time to exit	0.3 - 5.0 (2.1 years)
			Revenue multiples	1.45x - 176.14x (6.16x)
	6,883,329	PWERM	Discount rate	20.0% - 40.0% (32.4%)
			Revenue multiples	2.73x - 204.18x (12.59x)
Total Level 3 Investments	$895,864,273

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2021:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Preferred Stock	$1,332,420	Recent private market and merger and acquisition transaction prices	N/A	N/A
Senior Secured Term Loans(1)	594,793,670	Discounted Cash Flow analysis	Discount rate	6.2% - 71.2% (12.9%)
		Market approach	Origination yield	5.1% - 100.1% (11.8%)
	28,259,976	PWERM	Discount rate	16.3% - 25.0% (20.8%)
Second Lien Term Loans(1)	12,872,588	Discounted Cash Flow analysis	Discount rate	12.2% - 12.2% (12.2%)
Warrants(2)	13,132,780	Option pricing model	Risk-free interest rate	0.1% - 1.2% (0.5%)
			Average industry volatility	20.0% - 75.0% (39.6%)
			Estimated time to exit	0.5 - 5.7 (2.0 yrs)
			Revenue multiples	0.00x - 13.46x (6.16x)
	6,954,770	PWERM	Discount rate	30.0% - 46.0% (36.0%)
			Revenue multiples	2.94x - 123.71x (9.53x)
Total Level 3 Investments	$657,346,204

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
(2)
The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are inputs used in the OPM, which include industry volatility, risk free interest rate and estimated time to exit. The Equity Allocation model and the Black Scholes model were the main OPMs used during the period ended September 30, 2022 and the year ended December 31, 2021. Probability Weighted Expected Return Models (“PWERM”) and other techniques were used as determined appropriate. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. However, a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase or decrease in the unobservable inputs. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.

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

Warrants

Warrants provide exposure and potential gains upon equity appreciation of the portfolio company’s equity value. A warrant has a limited life and expires on a certain date. As a warrant’s expiration date approaches, the time value of the warrant will decline. In addition, if the stock underlying the warrant declines in price, the intrinsic value of an “in the money” warrant will decline. Further, if the price of the stock underlying the warrant does not exceed the strike price of the warrant on the expiration date, the warrant will expire worthless. As a result, there is the potential for the entire value of an investment in a warrant to be lost. The Company’s volume of warrant investment activity is closely correlated to its primary senior secured loans to portfolio companies. For the three and nine months ended September 30, 2022, the Company had a net realized gain/(loss) of $(583,365) and $(850,754), respectively, and a net change in unrealized appreciation/(depreciation) of $181,741 and $340,837, respectively, from its investments in warrants. For the three and nine months ended September 30, 2021, the Company had a net realized gain/(loss) of $72,371 and $(418,037), respectively, and a net change in unrealized depreciation of $2,463,752 and $3,076,220, respectively, from its investments in warrants. Realized gain/(loss) from warrants is included in Realized gain/(loss) on non-control/non-affiliate investments, including U.S. Treasury Bills on the Statement of Operations. Net change in unrealized appreciation/(depreciation) from investments in warrants is included in Net Change in unrealized appreciation (depreciation) on non-control/non-affiliate investments, including U.S. Treasury Bills.

Counterparty risk exists from the potential failure of an issuer of warrants to settle its exercised warrants. The maximum risk of loss from counterparty risk is the fair value of the contracts and the purchase price of the warrants. The Company’s Board of Directors considers the effects of counterparty risk when determining the fair value of its investments in warrants.

Note 10 – Borrowings

The following table shows the Company's borrowings as of September 30, 2022 and December 31, 2021:

	September 30, 2022				December 31, 2021
	Total Commitment	Principal	Deferred Debt Cost(1)	Carrying Value	Total Commitment	Principal	Deferred Debt Cost(1)	Carrying Value
Credit Facility	$425,000,000	$175,000,000	$(4,990,643)	$170,009,357	$350,000,000	$61,000,000	$(1,135,511)	$59,864,489
2026 Notes	70,000,000	70,000,000	(869,686)	69,130,314	20,000,000	20,000,000	(376,029)	19,623,971
July 2027 Notes	80,500,000	80,500,000	(2,495,400)	78,004,600	—	—	—	—
August 2027 Notes	20,000,000	20,000,000	(599,505)	19,400,495	—	—	—	—
Total	$595,500,000	$345,500,000	$(8,955,234)	$336,544,766	$370,000,000	$81,000,000	$(1,511,540)	$79,488,460

(1) Net of accumulated amortization.

For the three and nine months ended September 30, 2022, the components of interest expense, amortization of deferred debt costs, and the unused fees on the Credit Facility (as defined below) on the Company's borrowings were as follows:

	Three Months Ended September 30, 2022					Nine Months Ended September 30, 2022
	Interest Expense	Amortization of Deferred Debt Costs	Unused Facility and Other Fees	Total Interest Expense and Fees	Weighted Average Cost of Debt	Interest Expense	Amortization of Deferred Debt Costs	Unused Facility and Other Fees	Total Interest Expense and Fees	Weighted Average Cost of Debt
Credit Facility	$1,667,420	$269,283	$376,684	$2,313,387	7.37%	$2,901,815	$570,655	$1,427,894	$4,900,364	7.73%
2026 Notes	743,750	50,062	—	793,812	4.54%	1,990,417	130,014	—	2,120,431	4.60%
July 2027 Notes	1,056,563	87,600	—	1,144,163	8.12%	1,056,563	87,600	—	1,144,163	8.12%
August 2027 Notes	120,556	10,495	—	131,051	7.61%	120,556	10,495	—	131,051	7.61%
Total	$3,588,289	$417,440	$376,684	$4,382,413		$6,069,351	$798,764	$1,427,894	$8,296,009

For the three and nine months ended September 30, 2021, the components of interest expense, amortization of deferred debt costs, and the unused fees on the Credit Facility (as defined below) on the Company's borrowings were as follows:

	Three Months Ended September 30, 2021					Nine Months Ended September 30, 2021
	Interest Expense	Amortization of Deferred Debt Costs	Unused Facility and Other Fees	Total Interest Expense and Fees	Weighted Average Cost of Debt	Interest Expense	Amortization of Deferred Debt Costs	Unused Facility and Other Fees	Total Interest Expense and Fees	Weighted Average Cost of Debt
Credit Facility	$811,028	$117,343	$158,861	$1,087,232	4.70%	$2,295,514	$349,378	$487,277	$3,132,169	4.81%
2026 Notes	—	—	—	—	—%	—	—	—	—	—%
July 2027 Notes	—	—	—	—	—%	—	—	—	—	—%
August 2027 Notes	—	—	—	—	—%	—	—	—	—	—%
Total	$811,028	$117,343	$158,861	$1,087,232		$2,295,514	$349,378	$487,277	$3,132,169

Credit Facility

On May 31, 2019, the Company entered into a Credit Agreement with KeyBank National Association, acting as administrative agent and syndication agent and the other lenders party thereto, which initially provided the Company with a $100.0 million commitment, subject to borrowing base requirements (as amended and restated from time to time, the “Credit Facility”). As of

September 30, 2022, the Company had $425.0 million in total commitments available under the Credit Facility, which includes an accordion feature that allows the Company to increase the total commitments the Credit Facility up to $500.0 million. The availability period under the Credit Facility expires on April 20, 2025 and is followed by a one-year amortization period. The stated maturity date under the Credit Facility is April 20, 2026, unless extended.

Borrowings under the Credit Facility bear interest at a rate equal to the Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin rate that ranges from 2.95% to 3.35% per annum depending on the Company’s leverage ratio and number of eligible loans in the collateral pool. The Credit Facility provides for a variable advance rate of up to 65% on eligible term loans. The Company also pays unused commitment fees that ranges from 0.25% to 1.00% per annum based on the total unused lender commitments under the Credit Facility.

The Credit Facility is collateralized by all eligible investment assets held by the Company. The Credit Facility contains representations and warranties and affirmative and negative covenants customary for secured financings of this type, including certain financial covenants such as a consolidated tangible net worth requirement and a required asset coverage ratio.

For the three and nine months ended September 30, 2022, the weighted average outstanding debt balance was $126.0 million and $85.1 million, respectively, and the weighted average effective interest rate was 5.18% and 4.61%, respectively. For the three and nine months ended September 30, 2021, the weighted average outstanding debt balance was $90.7 million and $86.5 million, respectively, and the weighted average effective interest rate was 3.50% and 3.50%, respectively.

2026 Notes

On December 10, 2021, the Company completed a private debt offering of $70 million in aggregate principal amount of 4.25% interest-bearing unsecured Series 2021A Senior Notes due 2026 (the “2026 Notes”) to institutional accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended (the "Securities Act")). The 2026 Notes were issued in two closings, the initial issuance of $20 million 2026 Notes closed on December 10, 2021 and the second and final issuance of $50 million 2026 Notes closed on February 10, 2022.

The 2026 Notes bear an interest rate of 4.25% per year and are due on December 10, 2026, unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the 2026 Notes will be due semiannually in arrears on June 10 and December 10 of each year, commencing on June 10, 2022. The interest rate is subject to a 1.00% increase in the event that, subject to certain exceptions, the 2026 Notes cease to have an investment grade rating or receive an investment grade rating below the Investment Grade (as defined in the note purchase agreement). The 2026 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

Aggregate offering costs in connection with the 2026 Notes issuance, including the underwriter’s discount and commissions, were $0.9 million, which were capitalized and deferred. As of September 30, 2022 and December 31, 2021, unamortized deferred financing costs related to the 2026 Notes were $0.9 million and $0.4 million, respectively.

July 2027 Notes

On July 28, 2022, the Company issued and sold $80.5 million in aggregate principal amount of 7.50% interest-bearing unsecured Notes due 2027 (the “July 2027 Notes”) under its shelf Registration Statement on Form N-2. The July 2027 Notes were issued pursuant to the Base Indenture dated July 28, 2022 (the “Base Indenture”) and First Supplemental Indenture, dated July 28, 2022 (together with the Base Indenture, the “Indenture”), between the Company and the Trustee, U.S. Bank Trust Company, National Association.

The July 2027 Notes bear an interest rate of 7.50% per year and are due on July 28, 2027. Interest on the 2027 Notes will be due quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, commencing September 1, 2022. The July 2027 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after July 28, 2024, at a redemption price of $25 per July 2027 Note plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption. The July 2027 Notes are the Company’s direct unsecured obligations and rank pari passu with the Company’s existing and future unsecured, unsubordinated indebtedness.

Aggregate offering costs in connection with the July 2027 Notes issuance, including the underwriter’s discount and commissions, were $2.6 million, which were capitalized and deferred. As of September 30, 2022 and December 31, 2021, unamortized deferred financing costs related to the July 2027 Notes were $2.5 million million and $0.0 million, respectively.

August 2027 Notes

On August 31, 2022, the Company completed a private debt offering of $20 million in aggregate principal amount of 7.00% interest-bearing unsecured Series 2022A Senior Notes due 2027 (the “August 2027 Notes”) to HCM Master Fund Limited.

The August 2027 Notes bear an interest rate of 7.00% per year and are due on August 31, 2027, unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the August 2027 Notes will be due semiannually in arrears on February 15 and August 15 of each year, commencing on February 15, 2023. The August 2027 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

Aggregate offering costs in connection with the August 2027 Notes issuance, including the underwriter’s discount and commissions, were $0.6 million, which were capitalized and deferred. As of September 30, 2022 and December 31, 2021, unamortized deferred financing costs related to the August 2027 Notes were $0.6 million and $0.0 million, respectively.

Note 11 – Financial Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Data:
Net asset value at beginning of period	$14.14	$14.61	$14.65	$14.84
Net investment income(1)(3)	0.36	0.32	1.01	1.04
Realized gain (loss)(1)	0.01	0.02	0.02	(0.13)
Change in unrealized appreciation (depreciation)(1)	(0.08)	(0.04)	(0.70)	(0.10)
Dividends(1)	(0.33)	(0.34)	(0.90)	(1.07)
Accretion (dilution)(1)(4)	0.02	0.03	0.04	0.02
Net asset value at end of period	$14.12	$14.60	$14.12	$14.60
Total return based on net asset value(2)	(0.14)%	(0.07)%	(3.62)%	(1.62)%
Weighted average shares outstanding for the period, basic	40,774,154	33,160,481	41,119,467	32,360,107
Ratio/Supplemental Data:
Net assets at end of period	$573,660,371	$504,200,985	$573,660,371	$504,200,985
Average net assets(5)	$577,692,553	$482,599,112	$594,469,333	$479,314,523
Ratio of net operating expenses to average net assets(6)(7)	6.95%	4.82%	6.33%	5.18%
Ratio of net increase (decrease) in net assets resulting from operations to average net assets(7)	9.91%	10.06%	3.58%	7.80%
Portfolio turnover rate(8)	6.64%	18.60%	19.59%	35.90%

1.
Financial highlights are based on weighted-average shares outstanding.
2.
Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.
3.
Return from investment operations was 2.55% and 2.19% for the three months ended September 30, 2022 and 2021, respectively. Return from investment operations was 6.89% and 7.01% for the nine months ended September 30, 2022 and 2021, respectively. Return from investment operations represents returns on net investment income (loss) from operations.
4.
Return from accretion was 0.14% and 0.21% for the three months ended September 30, 2022 and 2021, respectively. Return from accretion was 0.27% and 0.13% for the nine months ended September 30, 2022 and 2021, respectively.
5.
The annualized ratio of net investment income to average net assets was 11.82% and 10.48% for the three months ended September 30, 2022 and 2021, respectively. The annualized ratio of net investment income to average net assets was 9.81% and 9.82% for the nine months ended September 30, 2022 and 2021, respectively.
6.
The annualized ratio of net operating expenses excluding incentive fees, to average net assets was 6.32% and 4.26% for the three months ended September 30, 2022 and 2021, respectively. The annualized ratio of net operating expenses excluding incentive fees, to average net assets was 4.88% and 3.83% for the nine months ended September 30, 2022 and 2021, respectively.
7.
Incentive fees are not annualized.
8.
The portfolio turnover rate for the three and nine months ended September 30, 2022 and 2021 equals the lesser of investment portfolio purchases or sales during the period, divided by the average investment portfolio value during the period. As such, portfolio turnover rate is not annualized.
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

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments for federal income tax purposes as of and for the period ended September 30, 2022 and the year ended December 31, 2021:

	September 30, 2022	December 31, 2021
	(Unaudited)
Tax cost on investments	$937,408,951	$726,968,588

Unrealized appreciation	$8,820,050	$23,598,138
Unrealized depreciation	(36,060,057)	(21,050,452)
Net unrealized appreciation/(depreciation) from investments	$(27,240,007)	$2,547,686

Note 13 - Subsequent Events

The Company evaluated events subsequent to September 30, 2022 through November 3, 2022.

On October 4, 2022, the Company's investment in Fidelis Cybersecurity, Inc was partially repaid resulting in $6,000,000 being repaid and a final payment fee of $600,000 for total proceeds of $6,600.000.

On October 12, 2022, the Company funded an investment of $20,000,000 to Nalu Medical, Inc.

On October 20, 2022, the Company funded an investment of $44,000,000 to Brivo Systems, LLC.

On October 27, 2022, the Company declared a dividend of $0.36 per share payable on November 22, 2022 to shareholders of record as of November 8, 2022.

On October 27, 2022, the Company funded an investment of $5,000,000 to Allurion Technologies, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report on Form 10‑Q contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors, and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•
changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including changes from the impact of the current COVID-19 pandemic and market volatility resulting from the Russian invasion of Ukraine;
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
•
the effect of legal, tax, and regulatory changes; and
•
the other risks, uncertainties and other factors we identify under “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K, as modified by the annual report on Form 10-K/A for the year ended December 31, 2021, filed with the SEC on March 2, 2022 and March 14, 2022, respectively, and in our other filings with the Securities and Exchange Commission (the “SEC”).

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

As of September 30, 2022, we had completed multiple closings under our second private offering (the “Second Private Offering”) and had accepted aggregate capital commitments of $181,673,500. As of September 30, 2022, in connection with the Second Private Offering we have issued 9,617,379 shares of our common stock for a total purchase price of $144,260,683. Concurrent with the IPO, all undrawn commitments under the Second Private Offering were cancelled.

On October 25, 2021, we closed our IPO, issuing 6,850,000 shares of our common stock at a public offering price of $14.60 per share. Net of underwriting fees and offering costs, we received net cash proceeds of $93.0 million. Our common stock began trading on the Nasdaq Global Select Market under the symbol “RWAY” on October 21, 2021.

As of September 30, 2022, we have issued 22,564 shares as an additional direct investment by Runway Growth Holdings LLC, an affiliate of RGC, at a per-share price of $15.00 for a total purchase price of $338,453. As of September 30, 2022, we have issued an additional 6,647,847 shares as part of our dividend reinvestment plan. Refer to "Note 6- Net Assets" for further detail.

On August 10, 2020, we, RGC, and certain other funds and accounts sponsored or managed by RGC and/or its affiliates were granted an order (the “Order”), amended on August 30, 2022, that permits us greater flexibility than the 1940 Act permits to negotiate the terms of co-investments if the Board determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by RGC or its affiliates in a manner consistent with our investment objective or criteria, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that the ability to co-invest with similar investment structures and accounts sponsored or managed by RGC or its affiliates will provide additional investment opportunities and the ability to achieve greater diversification. Under the terms of the Order, a majority of our independent directors are required to make certain determinations in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective, criteria, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

On August 30, 2022, we received an amendment to our existing Order to permit us to, subject to the satisfaction of certain conditions, co-invest in our existing portfolio companies with certain affiliates that are private funds even if such other funds had not previously invested in such existing portfolio company. Without this order, such affiliated funds that are private funds would not be able to participate in such co-investments with us unless the affiliated funds had previously acquired securities of the portfolio company in a co-investment transaction with us.

As of September 30, 2022, approximately 69% of our debt investments had variable rates based on LIBOR. We are actively considering and discussing the preferred alternative benchmark and prioritizing the inclusion of LIBOR fallback language in our documentation. The Alternative Reference Rates Committee (“ARCC”) has recommended using the SOFR rate as an alternative benchmark for U.S. based debt securities.

Portfolio Composition and Investment Activity

Portfolio Composition

At September 30, 2022, we had investments in 43 portfolio companies, representing 24 companies in which we held loan and warrant investments, two companies in which we held loan investments and shares of common, preferred stock, or a combination with warrants, three companies in which we held a loan investment only, nine companies in which we held warrant investments only, and five companies in which we held shares of common or preferred stock only, or a combination with warrants. At December 31, 2021, we had investments in 39 portfolio companies, representing 20 companies where we held loan and warrant investments, 12 companies where we held warrant interests only, and we held one U.S. Treasury Bill. The following table shows the fair value of our investments, by asset class, as of September 30, 2022 and December 31, 2021:

	September 30, 2022 (Unaudited)			December 31, 2021
Investments	Cost	Fair Value	% of Total Portfolio	Cost	Fair Value	% of Total Portfolio
Portfolio Investments
Common Stocks	$8,714,957	$3,138,051	0.3%	$4,709,744	$11,463,865	1.6%
Senior Secured Term Loans	881,833,193	862,527,989	94.8	629,009,432	623,053,646	85.4
Second Lien Term Loans	13,450,968	13,403,245	1.5	12,872,588	12,872,588	1.8
Preferred Stocks	14,381,866	12,712,553	1.4	17,337,836	17,037,125	2.3
Warrants	18,212,941	18,387,107	2.0	18,393,141	20,087,550	2.7
Total Portfolio Investments	936,593,925	910,168,945	100.0	682,322,741	684,514,774	93.8

U.S. Treasury Bill	—	—	—	45,001,250	45,001,500	6.2
Total Investments	$936,593,925	$910,168,945	100.0%	$727,323,991	$729,516,274	100.0%

For the three and nine months ended September 30, 2022, our debt investment portfolio had a dollar-weighted annualized yield of 14.43% and 13.49%, respectively. For the three and nine months ended September 30, 2021, our debt investment portfolio had a dollar-weighted annualized yield of 15.34% and 14.17%, respectively. We calculate the yield on dollar-weighted debt investments for any period measured as (1) total related investment income during the period divided by (2) the daily average of the fair value of debt investments outstanding during the period. As of September 30, 2022, our debt investments had a dollar-weighted average outstanding term of 54 months at origination and a dollar-weighted average remaining term of 42 months, or approximately 3.5 years. As of September 30, 2022, substantially all of our debt investments had an original committed principal amount of between $6 million and $85 million, repayment terms of between 36 months and 61 months and pay cash interest at annual interest rates of between 8.53% and 14.53%.

The following table shows our dollar-weighted annualized yield by investment type for the three and nine months ended September 30, 2022 and 2021:

	Fair Value(1)				Cost(2)
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Investment type:
Debt investments	14.43%	15.34%	13.49%	14.17%	14.10%	14.87%	13.30%	13.93%
Equity interest	3.64%	2.41%	3.36%	2.60%	3.16%	3.60%	3.38%	3.40%
All investments	13.95%	13.96%	12.94%	13.06%	13.55%	14.06%	12.77%	13.15%

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

Investment Activity

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments as well as repayments and sales of existing investments. During the nine months ended September 30, 2022, the Company funded $210.4 million in eight new portfolio companies and $182.4 million in ten existing portfolio companies, net of upfront loan origination fees. The Company also received $143.2 million in loan repayments from six portfolio companies and $7.2 million in proceeds from the termination of warrants, sale of preferred stock, and sale of common stock. During the nine months ended September 30, 2021, the Company funded $140.1 million in nine new portfolio companies and $97.0 million in ten existing portfolio companies. The Company also received $76.1 million in loan repayments from eight portfolio companies and $2.9 million in proceeds from the termination of warrants.

Portfolio Reconciliation

The following is a reconciliation of our investment portfolio, including U.S. Treasury Bills, for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
	(Unaudited)	(Unaudited)
Beginning Investment Portfolio	$729,516,274	$621,826,650
Purchases of Investments(1)	399,164,647	239,458,881
Purchases of U.S. Treasury Bills	—	115,000,509
Amortization of Fixed Income Premiums or Accretion of Discounts	4,575,984	5,539,659
Sales or Repayments of Investments	(143,144,652)	(197,534,296)
Scheduled Principal Payments of Investments	(7,265,675)	(5,671,437)
Sales and Maturities of U.S. Treasury Bills	(44,999,747)	(124,999,118)
Realized Gain (Loss) on Investments	939,377	(4,094,970)
Net Change in Unrealized Appreciation (Depreciation) on Investments	(28,617,263)	(3,172,841)
Ending Investment Portfolio	$910,168,945	$646,353,037

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

The following table shows the investment ratings of our debt investments at fair value as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022 (Unaudited)			As of December 31, 2021
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$—	—%	—	$91,424,112	12.5%	2
2	730,875,660	80.3	22	479,114,147	65.7	17
3	140,588,533	15.4	6	47,490,324	6.5	4
4	—	—	—	3,247,863	0.4	1
5	4,467,041	0.5	1	14,649,788	2.0	1
	$875,931,234	96.2%	29	$635,926,234	87.2%	25

The global COVID-19 pandemic, to date, has had limited impact on the investment ratings of our debt investments, taken as a whole. However, the ongoing impact of the global COVID-19 pandemic is uncertain and we can make no assurances that the pandemic or changes in the macroeconomic environment will not have a negative impact on our investment portfolio in the future. In addition, none of our portfolio companies are engaged in cryptocurrency speculation or cryptocurrency mining.

Loans and Debt Securities on Non-Accrual Status

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of September 30, 2022, we had one loan to Pivot3 Holdings, Inc., at a fair value of $4,467,041 on non-accrual status, which represents 0.78% of the Company’s net assets. As of December 31, 2021, we had six loans to Mojix, Inc. and one loan to Pivot3 Holdings, Inc., representing an aggregate principal funded of $30,278,707 at a fair value of $28,259,976, on non-accrual status, which represented 4.66% of our net assets.

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

Comparison of the Three Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,
	2022		2021
	Total	Per Share(1)	Total	Per Share(1)
Investment income
Interest and dividend income	$26,882,500	$0.66	$17,627,628	$0.53
Other income	446,204	0.01	982,438	0.03
Total investment income	27,328,704	0.67	18,610,066	0.56
Operating expenses
Management fees	3,065,581	0.08	2,301,656	0.07
Incentive fees	3,625,686	0.09	2,686,475	0.08
Interest expense	3,588,289	0.09	812,852	0.02
Professional fees	720,115	0.02	612,854	0.02
Overhead allocation expense	258,191	0.01	249,141	0.01
Insurance expense	268,806	0.01	23,087	—
Administration fee	161,245	—	179,500	0.01
Debt financing fees	794,124	0.02	738,087	0.02
Directors' fees	90,727	—	67,750	—
Tax expense	-	—	—	—
Other expenses	258,991	0.01	197,540	0.01
Total operating expenses	12,831,755	0.31	7,868,942	0.24
Net investment income	14,496,949	0.36	10,741,124	0.32
Realized gain (loss) on investments	406,917	0.01	718,310	0.02
Net change in unrealized appreciation (depreciation) on investments	(3,182,093)	(0.08)	(1,228,382)	(0.04)
Net increase (decrease) in net assets resulting from operations	$11,721,773	$0.29	$10,231,052	$0.31

(1)
The basic per share figures noted above are based on weighted averages of 40,774,154 and 33,160,481 shares outstanding for the three months ended September 30, 2022 and 2021, respectively.

Investment Income

Our investment objective is to maximize total return to our stockholders primarily through current income on our loan portfolio, and secondarily through capital appreciation on our warrants and other equity positions. We intend to achieve our investment objective by investing in high growth-potential, private companies. We typically invest in senior secured and second lien secured loans that generally fall into two strategies: Sponsored Growth Lending and Non-Sponsored Growth Lending. Our Sponsored Growth Lending strategy also typically includes the receipt of warrants and/or other equity from venture-backed companies. We expect our investments in loans will generally range from between $5.0 million to $85.0 million, and the upper end of this range may increase as we raise additional capital.

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

Non-recurring income included in investment income are unamortized original issue discounts recorded as interest income. Other non-recurring income consisting of early prepayment fees, amendment fees, legal fees, and reimbursable income are recorded as fee income when earned. Any other fee income for services rendered, if any, are recorded as other income when earned.

Investment income for the three months ended September 30, 2022 and 2021 was $27,328,704 and $18,610,066, respectively, and includes non-recurring income of $709,345 and $3,403,585, respectively. The increase in investment income for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily due to interest income and driven by our deployment of capital, increased invested balance, and increased market interest rates.

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

Operating expenses for the three months ended September 30, 2022 and 2021 were $12,831,755 and $7,868,942, respectively. Operating expenses increased for the three months ended September 30, 2022 from the three months ended September 30, 2021 primarily due to an increase in incentive fees, management fees, debt financing fees, and interest expense. Operating expenses per share for the three months ended September 30, 2022 and 2021 were $0.31 per share and $0.24 per share, respectively.

Incentive Fees

Incentive fees for the three months ended September 30, 2022 and 2021 were $3,625,686 and $2,686,475, respectively. Incentive fees increased for the three months ended September 30, 2022 from the three months ended September 30, 2021 primarily due to an increase in net investment income. $3,208,431 of the incentive fees for the three months ended September 30, 2022 were earned, payable in cash, and included under Accrued incentive fees on the Statement of Assets and Liabilities as of September 30, 2022. $417,255 of the incentive fees for the three months ended September 30, 2022 were deferred and accrued, and included in Accrued incentive fees on the Statement of Assets and Liabilities as of September 30, 2022. $2,171,245 of the incentive fees for the three months ended September 30, 2021 were earned, payable in cash, and included under Accrued incentive fees on the Statement of Assets and Liabilities as of September 30, 2021. $515,230 of the incentive fees for the three months ended September 30, 2021 were deferred and accrued, and included under Accrued incentive fees on the Statement of Assets and Liabilities as of September 30, 2021. Incentive fees related to PIK or deferred interest are accrued and payment is deferred until such interest is collected in cash. Incentive fees per share for the three months ended September 30, 2022 and 2021 were $0.09 and $0.08 per share, respectively.

Net Investment Income

Net investment income for the three months ended September 30, 2022 and 2021 was $14,496,949 and $10,741,124, respectively. Net investment income increased for the three months ended September 30, 2022 from the three months ended September 30, 2021, primarily due to an increase in net investment income arising increased interest rates. Net investment income per share for the three months ended September 30, 2022 and 2021 was $0.36 per share and $0.32 per share, respectively.

Net Realized Gain (Loss) on Investments

The net realized gain on investments of $406,917 for the three months ended September 30, 2022 was primarily due to the gain on a portion of our investment in the common stock of Brilliant Earth Group, Inc and partially offset by a loss of our investment in the warrants in Aspen Group Inc. The net realized gain on investments of $718,310 for the three months ended September 30, 2021 was primarily due to the gain on a portion of our investment in the common stock of Porch Group, Inc. and Ouster, Inc. and warrants of Brilliant Earth LLC.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Net change in unrealized depreciation on investments of $3,182,093 for the three months ended September 30, 2022 was primarily due to decreases in the fair value of our senior secured loan to Pivot3 Holdings, Inc. The net change in unrealized depreciation on investments of $1,228,382 for the three months ended September 30, 2021 was primarily due to decreases in the fair value of our investment in the common stock of Ouster, Inc. and warrants in CareCloud, Inc. and Circadence Coporation and partially offset by an increase in the fair value of our senior secured loan in Mojix, Inc.

Net Increase (Decrease) in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of $11,721,773 for the three months ended September 30, 2022, as compared to a net increase in net assets resulting from operations of $10,231,052 for the three months ended September 30, 2021. The net increase in net assets resulting from operations for the three months ended September 30, 2022 from the three months ended September 30, 2021 was primarily due to decreases in unrealized depreciation in our portfolio and an increase in operating expenses for the three months ended September 30, 2022.

Comparison of the nine months ended September 30, 2022 and 2021

	Nine Months Ended September 30,
	2022		2021
	Total	Per Share(1)	Total	Per Share(1)
Investment income
Interest and dividend income	$70,216,822	$1.71	$51,114,763	$1.58
Other income	1,528,871	0.04	2,663,677	0.08
Total investment income	71,745,693	1.74	53,778,440	1.66
Operating expenses
Management fees	8,487,820	0.21	6,647,207	0.21
Incentive fees	8,590,821	0.21	6,498,482	0.20
Interest expense	6,070,906	0.15	2,302,582	0.07
Professional fees	1,968,036	0.05	1,433,360	0.04
Overhead allocation expense	713,457	0.02	655,260	0.02
Insurance expense	806,042	0.02	69,638	—
Administration fee	497,896	0.01	420,360	0.01
Debt financing fees	2,226,658	0.05	1,447,288	0.04
Directors' fees	261,727	0.01	201,750	0.01
Tax expense	1,073	—	41	—
Other expenses	685,841	0.02	539,142	0.02
Total operating expenses	30,310,277	0.74	20,215,110	0.62
Net investment income	41,435,416	1.01	33,563,330	1.04
Realized gain (loss) on investments	939,377	0.02	(4,076,766)	(0.13)
Net change in unrealized appreciation (depreciation) on investments	(28,617,263)	(0.70)	(3,172,841)	(0.10)
Net increase (decrease) in net assets resulting from operations	$13,757,530	$0.33	$26,313,723	$0.81

(1)
The basic per share figures noted above are based on weighted averages of 41,119,467 and 32,360,107 shares outstanding for the nine months ended September 30, 2022 and 2021, respectively.

Investment Income

Investment income for the nine months ended September 30, 2022 and 2021 was $71,745,693 and $53,778,440, respectively, and includes non-recurring income of $3,357,795 and $6,972,631, respectively. The increase in investment income for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to interest income and driven by our deployment of capital, increased invested balance, prepayments, end-of-term payments, and increased market interest rates.

Operating Expenses

Operating expenses for the nine months ended September 30, 2022 and 2021 were $30,310,277 and $20,215,110 respectively. Operating expenses increased for the nine months ended September 30, 2022 from the nine months ended September 30, 2021 primarily due to an increase in incentive fees, management fees, debt financing fees, and interest expense. Operating expenses per share for the nine months ended September 30, 2022 and 2021 were $0.74 per share and $0.62 per share, respectively.

Incentive Fees

Incentive fees for the nine months ended September 30, 2022 and 2021 were $8,590,821 and $6,498,482, respectively. Incentive fees increased for the nine months ended September 30, 2022 from the nine months ended September 30, 2021 primarily due to an increase in net investment income arising from increased market interest rates and from the income acceleration from the loan repayment in Mojix, Inc. $7,293,008 of the incentive fees for the nine months ended September 30, 2022 were earned, payable in cash, and included under Accrued incentive fees on the Statement of Assets and Liabilities as of September 30, 2022. $1,297,812 of the incentive fees for the nine months ended September 30, 2022 were deferred and accrued, and included in Accrued incentive fees on the Statement of Assets and Liabilities as of September 30, 2022. $5,140,115 of the incentive fees for the nine months ended September 30, 2021 were earned, payable in cash, and included under Accrued incentive fees on the Statement of Assets and Liabilities as of September 30, 2021. $1,358,367 of the incentive fees for the nine months ended September 30, 2021 were deferred and accrued, and included under Accrued incentive fees on the Statement of Assets and Liabilities as of September 30, 2021. Incentive fees related to PIK or deferred interest are accrued and payment is deferred until such interest is collected in cash. Incentive fees per share for the nine months ended September 30, 2022 and 2021 were $0.21and $0.20 per share, respectively.

Net Investment Income

Net investment income for the nine months ended September 30, 2022 and 2021 was $41,435,416 and $33,563,330, respectively. Net investment income increased for the nine months ended September 30, 2022 from the nine months ended September 30, 2021, primarily due to an increase in interest income resulting from an increase in the size of the investment portfolio and increased market interest rates and from the income acceleration from the loan repayment in Mojix, Inc. Net investment income per share for the nine months ended September 30, 2022 and 2021 was $1.01 per share and $1.04 per share, respectively.

Net Realized Gain (Loss) on Investments

The net realized gain on investments of $939,377 for the nine months ended September 30, 2022 was primarily due to the gain on a portion of our investment in the common stock of Brilliant Earth Group, Inc. partially offset by the loss on our investments in the preferred stock and warrants in CareCloud, Inc and Aspen Group Inc. The net realized loss on investments of $4,076,766 for the nine months ended September 30, 2021 was primarily due to the loss on a portion of our investment in the preferred stock of CareCloud, Inc.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Net change in unrealized depreciation on investments of $28,617,263 for the nine months ended September 30, 2022 was primarily due to decreases in the fair value of our senior secured loan to Pivot3 Holdings, Inc., common stock of Brilliant Earth Group, Inc., and common stock of Coginiti Corp. The net change in unrealized depreciation on investments of $3,172,841 for the nine months ended September 30, 2021 was primarily due to decreases in the fair value of our senior secured loans to Pivot3 Holdings, Inc. and our investment in the preferred stock of Pivot3 Holdings, Inc. This was partially offset by an increase in the fair value of our investment in the common stock of Ouster, Inc. and Brilliant Earth LLC.

Net Increase (Decrease) in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of $13,757,530 for the nine months ended September 30, 2022, as compared to a net increase in net assets resulting from operations of $26,313,723 for the nine months ended September 30, 2021. The net decrease in net assets resulting from operations for the nine months ended September 30, 2022 from the nine months ended September 30, 2021 was primarily due to an increase in unrealized depreciation in our portfolio and an increase in operating expenses for the nine months ended September 30, 2022.

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from the net proceeds of the offering of our securities and cash flows from our operations, including investment sales and repayments as well as income earned on investments and cash equivalents. We may also fund a portion of our investments through borrowings under the Credit Facility (discussed below). We expect that we may also generate cash from any financing arrangements we may enter into in the future and any future offerings of our equity or debt securities. We may fund a portion of our investments through borrowings from banks and issuances of senior securities, which may be secured or unsecured, through registered offerings or private placements. Our primary use of funds is to make investments in eligible portfolio companies, pay our operating expenses and make distributions to holders of our common stock.

During the nine months ended September 30, 2022, cash and cash equivalents increased to $5,774,074 from $4,696,693 as of December 31, 2021. This increase was primarily the result of the purchase of investments in portfolio companies and was partially offset by the repayment of investments, proceeds from our 2027 Notes, and net borrowings under the Credit Facility.

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

On October 8, 2015, we issued 1,667 shares of our common stock to R. David Spreng, our President, Chief Executive Officer and Chairman of our Board of Directors, for an aggregate purchase price of $25,000. The remaining shares were issued in connection with the Initial Private Offering, the Second Private Offering, pursuant to the dividend reinvestment plan or the IPO as follows:

Issuance Date	Shares Issued	Price per Share	Gross Proceeds
October 8, 2015	1,667	$15.00	$25,000
December 22, 2016	333,333	15.00	5,000,000
April 19, 2017	1,000,000	15.00	15,000,000
June 26, 2017	1,666,667	15.00	25,000,000
September 12, 2017	2,666,667	15.00	40,000,000
December 22, 2017	3,000,000	15.00	45,000,000
May 31, 2018(1)	70,563	14.82	1,045,570
August 31, 2018(1)	117,582	14.92	1,754,244
September 27, 2018	1,997,337	15.02	30,000,000
November 15, 2018(1)	202,779	15.07	3,055,498
January 14, 2019	4,344,964	15.19	66,000,000
March 26, 2019(1)	326,431	15.14	4,942,168
May 21, 2019(1)	374,783	15.13	5,670,467
May 24, 2019	3,232,189	15.16	49,000,000
July 16, 2019(1)	464,986	15.13	7,035,236
August 26, 2019(1)	480,121	14.76	7,088,143
October 15, 2019	1,666,667	15.00	25,000,000
November 12, 2019(1)	43,979	14.76	649,123
December 20, 2019	3,333,333	15.00	50,000,000
December 23, 2019(1)	487,166	14.52	7,073,650
March 20, 2020(1)	575,132	14.58	8,385,423
March 31, 2020	21,021	15.00	315,308
May 20, 2020(1)	529,020	14.25	7,538,541
August 6, 2020(1)	550,639	14.41	7,934,712
October 15, 2020	3,333,333	15.00	50,000,000
November 12, 2020(1)	593,692	14.46	8,584,772
March 19, 2021(1)	618,815	14.84	9,183,220
March 24, 2021	20,461	15.00	306,911
May 13, 2021(1)	637,127	14.77	9,410,371
August 12, 2021(1)	575,032	14.61	8,401,215
September 29, 2021	1,265,128	15.00	18,976,917
October 25, 2021	6,850,000	14.60	100,010,000
Total	41,380,614		$617,386,489

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

The following table provides information regarding our repurchases of our common stock pursuant to the Repurchase Program for the nine months ended September 30, 2022.

	Total Number of Shares Repurchased	Average Price Paid Per Share	Approximate Dollar Value of Shares That Have Been Purchased Under the Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
Quarter ended March 31, 2022	31,782	$12.88	$409,223	$24,590,777
Quarter ended June 30, 2022	381,710	12.76	4,870,014	19,720,763
Quarter ended September 30, 2022	331,264	12.14	4,022,696	15,698,067

Contractual Obligations

At September 30, 2022, the Company had $329,284,615 in unfunded loan commitments, many of which are subject to portfolio company performance milestones, to provide debt financing to 18 portfolio companies. The Company’s management believes that its available cash balances and availability under the Credit Facility, provides sufficient funds to cover its unfunded commitments as of September 30, 2022. See “Note 10 – Borrowings” to our financial statements in Part I, Item 1 of this Form 10‑Q for more information on the Company's borrowings.

Portfolio Company	Investment Type	September 30, 2022
Allurion Technologies, Inc.	Senior Secured Term Loan	$15,000,000
CloudPay, Inc.	Senior Secured Term Loan	15,000,000
Dtex Systems, Inc.	Senior Secured Term Loan	10,000,000
EBR Systems, Inc.	Senior Secured Term Loan	30,000,000
INRIX, Inc.	Senior Secured Term Loan	5,000,000
Intellisite Holdings, Inc. (dba Epic IO Technologies, Inc.)	Senior Secured Term Loan	10,000,000
Interactions Corporation	Senior Secured Term Loan	10,000,000
Kin Insurance, Inc.	Senior Secured Term Loan	25,000,000
Moximed, Inc.	Senior Secured Term Loan	15,000,000
Mustang Bio, Inc.	Senior Secured Term Loan	45,000,000
Revelle Aesthetics, Inc.	Senior Secured Term Loan	12,500,000
Route 92 Medical, Inc.	Senior Secured Term Loan	42,000,000
SetPoint Medical Corporation	Senior Secured Term Loan	25,000,000
ShareThis, Inc.	Senior Secured Term Loan	3,000,000
Snagajob.com, Inc.	Senior Secured Term Loan	6,784,615
Synack, Inc.	Senior Secured Term Loan	25,000,000
TRACON Pharmaceuticals, Inc.	Senior Secured Term Loan	25,000,000
VERO Biotech LLC	Senior Secured Term Loan	10,000,000
Total unused commitments to extend financing		$329,284,615

	Payments Due by Period
	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 Years
Credit Facility	$175,000,000	$—	$—	$175,000,000	$—
2026 Notes	70,000,000	—	—	70,000,000	—
2027 Notes	100,500,000	—	—	100,500,000
Total	$345,500,000	$—	$—	$345,500,000	$—

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
During the three and nine months ended September 30, 2022, we declared and paid dividends in the amount of $13,450,710 and $37,005,717, respectively, of which $12,783,588 and $26,708,902, respectively, was distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s dividend reinvestment plan. During the year ended December 31, 2021, we declared and paid dividends in the amount of $44,942,937, of which $17,948,126 was distributed in cash and the remainder distributed in shares to stockholders pursuant to our dividend reinvestment plan.

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. The following table shows the dividends per share declared since our formation through September 30, 2022.

Date Declared	Record Date	Payment Date	Amount per Share
May 3, 2018	May 15, 2018	May 31, 2018	$0.15
July 26, 2018	August 15, 2018	August 31, 2018	$0.25
November 1, 2018	October 31, 2018	November 15, 2018	$0.35
March 22, 2019	March 22, 2019	March 26, 2019	$0.40
May 2, 2019	May 7, 2019	May 21, 2019	$0.45
May 2, 2019	May 31, 2019	July 16, 2019	$0.46
July 30, 2019	August 5, 2019	August 26, 2019	$0.45
September 27, 2019	September 30, 2019	November 12, 2019	$0.04
December 9, 2019	December 10, 2019	December 23, 2019	$0.40
March 5, 2020	March 6, 2020	March 20, 2020	$0.40
May 7, 2020	May 8, 2020	May 21, 2020	$0.35
August 5, 2020	August 6, 2020	August 20, 2020	$0.36
October 1, 2020	October 1, 2020	November 12, 2020	$0.38
March 4, 2021	March 5, 2021	March 19, 2021	$0.37
April 29, 2021	April 30, 2021	May 13, 2021	$0.37
July 19, 2021	July 20, 2021	August 12, 2021	$0.34
October 28, 2021	November 8, 2021	November 22, 2021	$0.25
February 24, 2022	March 8, 2022	March 2, 2022	$0.27
April 28, 2022	May 10, 2022	May 24, 2022	$0.30
July 28, 2022	August 9, 2022	August 23, 2022	$0.33

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

Rule 2a-5 under the 1940 Act was adopted by the SEC in December 2020 and establishes a framework for determining fair value in good faith for purposes of the 1940 Act. The Company complied with the mandatory provision of Rule 2a-5 by the September 2022 compliance date.

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

Fair Value

The Company’s assets measured at fair value on a recurring basis subject to the requirements of ASC Topic 820 at September 30, 2022 and December 31, 2021 were as follows:

	As of September 30, 2022 (Unaudited)
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Common Stock	$496,498	$1,413,356	$1,228,197	$3,138,051
Senior Secured Term Loans	—	—	862,527,989	862,527,989
Second Lien Term Loans	—	—	13,403,245	13,403,245
Preferred Stock	12,327,868	—	384,685	12,712,553
Warrants	—	66,950	18,320,157	18,387,107
Total Portfolio Investments	12,824,366	1,480,306	895,864,273	910,168,945
Total Investments	$12,824,366	$1,480,306	$895,864,273	$910,168,945

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Common Stock	$2,559,932	$8,903,933	$—	$11,463,865
Senior Secured Term Loans	—	—	623,053,646	623,053,646
Second Lien Term Loans	—	—	12,872,588	12,872,588
Preferred Stock	15,704,705	—	1,332,420	17,037,125
Warrants	—	—	20,087,550	20,087,550
Total Portfolio Investments	18,264,637	8,903,933	657,346,204	684,514,774
U.S. Treasury Bill	45,001,500	—	—	45,001,500
Total Investments	$63,266,137	$8,903,933	$657,346,204	$729,516,274

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

Recent Developments

We evaluated events subsequent to September 30, 2022 through November 3, 2022.

On October 4, 2022, our investment in Fidelis Cybersecurity, Inc was partially repaid resulting in $6,000,000 being repaid and a final payment fee of $600,000 for total proceeds of $6,600.000.

On October 12, 2022, we funded an investment of $20,000,000 to Nalu Medical, Inc.

On October 20, 2022, we funded an investment of $44,000,000 to Brivo Systems, LLC.

On October 27, 2022, we declared a dividend of $0.36 per share payable on November 22, 2022 to shareholders of record as of November 8, 2022.

On October 27, 2022, we funded an investment of $5,000,000 to Allurion Technologies, Inc.

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

We typically expect that interest rates on the investments held in our portfolio will be based on LIBOR, SOFR or the U.S. Prime Rate, with many of these investments also having a floor. As of September 30, 2022, 97%, or $869,649,915 (at cost), of our debt portfolio investments bore interest at variable rates, which are U.S. Prime Rate, SOFR or LIBOR-based and subject to certain floors, and one of our debt portfolio investments bore interest at a fixed rate. Interest rate floors are established based on prevailing rates at the time of the investment. As a policy, any interest above the cash cap, if applicable, as determined on an individual loan basis, will accrue to principal and be treated as PIK interest. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase our investment income by a maximum of $17,460,063 and decrease our investment income by a maximum of $16,166,067, due to certain floors, on an annual basis. In a low interest rate environment, debt investments with interest rate floors substantially in excess of current prevailing interest rates may be more likely to experience early termination.

Borrowings under the Credit Facility bear interest, at our election at the time of drawdown, at a rate per annum equal to the SOFR rate for the applicable interest period, subject to a SOFR rate floor of 0.15%, plus (1) 3.35% at any time that there are fourteen or fewer obligors that are not affiliates of the Company with respect to the loan; (2) 3.10% at any time that there are fifteen or more obligors that are not affiliates but fewer than thirty obligors that are not affiliates with respect to the loan; and (3) 2.95% at any time that there are thirty or more obligors that are not affiliates with respect to the loan; and (b) when the Company’s leverage ratio on the last day of the immediately preceding interest period was greater than 1.0x, 3.35%.

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

The elimination of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, we may need to renegotiate agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these agreements may bear interest a lower interest rate, which could have an adverse impact on our results of operations. In addition, the amendments to the terms of our Credit Facility in connection with the discontinuation of LIBOR may cause the Credit Facility to bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

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

In addition, any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved, and may be exacerbated by market disruptions, including the continued impact of the COVID-19 pandemic on foreign financial markets.

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

If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, you may lose all or part of your investment. Other than as set forth below, there have been no material changes known to us during the period ended September 30, 2022 to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K, as modified by the annual report on Form 10-K/A for the year ended December 31, 2021, filed with the SEC on March 2, 2022 and March 14, 2022, respectively.

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

Inflation may adversely affect our business by impacting the results of operations and the financial condition of our portfolio companies.

Recent market indicators show a rise in inflation, and the Federal Reserve has raised certain benchmark interest rates in an effort to slow inflation. As inflation increases, certain of our portfolio companies may be impacted, which could adversely affect their operating results and impact their ability to pay interest and principal on our loans. In addition, a decrease in our portfolio companies’ operating results may adversely impact the fair value of those investments, which could result in future realized or unrealized losses, reducing our net assets from operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than pursuant to our dividend reinvestment plan, and except as previously reported by us on our current reports on Form 8‑K, we did not sell any securities during the period covered by this Form 10‑Q that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement (1)

3.2	Articles of Amendment (2)

3.3	Second Amended and Restated Bylaws (2)

4.1	Indenture, dated July 28, 2022, by and between Runway Growth Finance Corp. and US Bank Trust Company, National Association as trustee(3)

4.2	First Supplemental Indenture, dated July 28, 2022, between Runway Growth Finance Corp. and U.S. Bank Trust Company, National Association, as trustee (3)

10.2	Underwriting Agreement, dated July 21, 2022, by and among the Company, Runway Growth Capital LLC and Oppenheimer & Co. Inc., as representative of each of the several underwriter (4)

10.3	Amended and Restated Dividend Reinvestment Plan (5)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a‑14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a‑14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

(1)
Previously filed as an exhibit to the Registrant’s Current Report on Form 8‑K filed with the SEC on December 19, 2016.
(2)
Previously filed as an exhibit to the Registrant’s Current Report on Form 8‑K filed with the SEC on August 19, 2021.
(3)
Previously filed as an exhibit to the Registrant’s Current Report on Form 8‑K filed with the SEC on July 28, 2022.
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

RUNWAY GROWTH FINANCE CORP.
Date: November 3, 2022
	By:	/s/ R. David Spreng
R. David Spreng
President, Chief Executive Officer and Chairman of the Board of Directors

Date: November 3, 2022	By:	/s/ Thomas B. Raterman
Thomas B. Raterman
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)