Form 10-K
period 2022-12-31
Runway Growth Finance Corp.
filed 2023-03-02
CIK 1653384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01180

Runway Growth Finance Corp.

(Exact name of registrant as specified in its charter)

Maryland (State of incorporation)	47-5049745 (I.R.S. Employer Identification No.)
205 N. Michigan Ave., Suite 4200 Chicago, Illinois (Address of principal executive offices)	60601 (Zip Code)

(312) 698‑6902

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	RWAY	Nasdaq Global Select Market LLC
7.50% Notes due 2027	RWAYL	Nasdaq Global Select Market LLC
8.00% Notes due 2027	RWAYZ	Nasdaq Global Select Market LLC

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of  "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).   Yes ☐ No ☒

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant as of the last day of the Registrant's most recently completed second fiscal quarter was approximately $219 million based upon the last close price of $11.31 reported for such date on the Nasdaq Global Select Market LLC.

There were 40,509,269 shares of the Registrant’s common stock outstanding as of March 2, 2023.

Auditor Firm ID: 49 Auditor Name: RSM US LLP Auditor Location: Chicago, Illinois

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year end are incorporated by reference into Part III of this Annual Report on Form 10‑K as indicated herein.

RUNWAY GROWTH FINANCE CORP.

PART I

Item 1. Business

Runway Growth Finance Corp.

Runway Growth Finance Corp. ("we," "us," "our," or the "Company"), a Maryland corporation formed on August 31, 2015, is structured as an externally managed, non-diversified closed-end management investment company. On August 18, 2021, we changed our name to "Runway Growth Finance Corp." from "Runway Growth Credit Fund Inc." We are a specialty finance company focused on providing senior secured loans to high growth-potential companies in technology, life sciences, healthcare information and services, business services, select consumer services and products and other high-growth industries. Our goal is to create significant value for our stockholders, and the entrepreneurs we support, by providing high growth-potential companies with hybrid debt and equity financing that is more flexible than traditional credit and less dilutive than equity. Our investment objective is to maximize our total return to our stockholders primarily through current income on our loan portfolio, and secondarily through capital appreciation on our warrants and other equity positions. Our offices are in Chicago, Illinois; Woodside, California; San Diego, California; Dallas, Texas; and New York, New York.

We have elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the "1940 Act"). We have also elected to be treated as regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"), currently qualify, and intend to continue to qualify for treatment as a RIC. While we intend to qualify to be treated as a RIC annually, no assurance can be provided that we will be able to maintain our tax treatment as a RIC. If we fail to qualify for tax treatment as a RIC for any taxable year, we will be subject to U.S. federal income tax at corporate rates on any net taxable income for such year. See "— Certain U.S. Federal Income Tax Considerations" and "Note 2 — Summary of Significant Accounting Policies" to our financial statements in Part II, Item 8 of this Form 10-K for more information.

From the commencement of investment operations on December 16, 2016, through December 31, 2022, we funded 57 portfolio companies and invested $1.6 billion in debt investments. As of December 31, 2022, our debt investment portfolio consisted of 56 debt investments in 35 portfolio companies with an aggregate fair value of $1,094 million while our equity portfolio consisted of 48 warrant positions, three preferred stock positions and four common stock positions in 42 portfolio companies with an aggregate fair value of $32.5 million. As of December 31, 2022, 98.8%, or $1.08 billion, of our debt investment portfolio at fair value consisted of senior term loans. As of December 31, 2022, our net assets were $576.1 million, and all of our debt investments were secured by all or a portion of the tangible and intangible assets of the applicable portfolio company. The debt investments in our portfolio are generally not rated by any rating agency. If the individual debt investments in our portfolio were rated, they would be rated below "investment grade." Debt investments that are unrated or rated below investment grade are sometimes referred to as "junk bonds" and have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.

For the year ended December 31, 2022, our debt investment portfolio had a dollar-weighted annualized yield of 13.71%. For the year ended December 31, 2021, our debt investment portfolio had a dollar-weighted annualized yield of 13.77%. For the year ended December 31, 2020, our debt investment portfolio had a dollar-weighted annualized yield of 14.91%. We calculate the yield on dollar-weighted debt investments for any period measured as (1) total related investment income during the period divided by (2) the daily average of the fair value of debt investments outstanding during the period. As of December 31, 2022, our debt investments had a dollar-weighted average outstanding term of 56 months at origination and a dollar-weighted average remaining term of 44 months, or approximately 3.7 years. As of December 31, 2022, substantially all of our debt investments had an original committed principal amount of between $6.0 million and $85.0 million, repayment terms of between 36 months and 62 months and pay cash interest at annual interest rates of between 5.69% and 15.79%.

The following table shows our dollar-weighted annualized yield by investment type for the years ended December 31, 2022, and December 31, 2021, and December 31, 2020:

	Fair Value(1)			Cost(2)
	Years Ended December 31,			Years Ended December 31,
	2022	2021	2020	2022	2021	2020
Investment type:
Debt investments	13.71%	13.77%	14.91%	13.50%	13.52%	14.60%
Equity interest	3.42%	2.68%	3.59%	3.28%	3.43%	3.45%
All investments	13.22%	12.74%	13.88%	13.00%	12.78%	13.57%

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

We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the "JOBS Act"). We could remain an emerging growth company until the last day of our fiscal year following the fifth anniversary of the closing of our IPO, which occurred on October 25, 2021, or until the earliest of (i) the last day of the first fiscal year in which we have total annual gross revenue of  $1.07 billion or more, (ii) December 31 of the fiscal year in which we become a "large accelerated filer" as defined in Rule 12b‑2 under the Securities Exchange Act of 1934, as amended (together with the rules and regulations promulgated thereunder, the "Exchange Act"), (which would occur if the market value of our common stock held by non-affiliates exceeds $700.0 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months), or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period. For so long as we remain an emerging growth company under the JOBS Act, we will be subject to reduced public company reporting requirements.

About RGC

We are externally managed by Runway Growth Capital LLC ("RGC" or the "Adviser"), an investment adviser that has registered with the U.S. Securities and Exchange Commission ("SEC") under the Investment Advisers Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the "Advisers Act"). Runway Administrator Services LLC (the "Administrator"), a wholly-owned subsidiary of RGC, provides all administrative services necessary for us to operate. Subject to the overall supervision of our board of directors ("Board of Directors"), RGC manages our day-to-day operations and provides us with investment advisory services pursuant to an investment advisory agreement, as amended and restated (the "Advisory Agreement"). Under the terms of the Advisory Agreement, RGC:

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

Pursuant to the Advisory Agreement, we pay RGC a fee for its investment advisory and management services consisting of two components: a base management fee and an incentive fee. The cost of both the base management fee and incentive fee are ultimately borne by our stockholders. See "Note 8 — Related Party Agreements and Transactions" to our financial statements in Part II, Item 8 of this Form 10‑K for more information on the Advisory Agreement and the fee structure thereunder.

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
•
administration fees payable under the administration agreement with the Administrator (the "Administration Agreement");
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
•
direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and
•
all other expenses incurred by us, our Administrator or RGC in connection with administering our business, including payments under the amended and restated administration agreement (the "Administration Agreement") based on our allocable portion of our Administrator’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs.

Investment Committee

RGC’s investment committee (the "Investment Committee") consists of R. David Spreng, who is its Chairman and Chief Investment Officer, as well as our President, Chief Executive Officer and Chairman of our Board of Directors, Thomas B. Raterman, RGC’s Chief Financial Officer, and our Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary, Greg Greifeld, Managing Director, Deputy Chief Investment Officer and Head of Credit at RGC, and Brian Laibow, OCM Growth Holdings, LLC’s appointee. The Investment Committee meets regularly to consider our investments, review our strategic initiatives and supervise the actions taken by RGC on our behalf. In addition, the Investment Committee reviews and monitors the performance of our investment portfolio. Each investment must be approved by a majority of the Investment Committee. In addition, Mr. Spreng, as Chairman of the Investment Committee, has the right to veto the approval of any investment, and any investment by us that is outside of certain agreed upon investment criteria requires the affirmative vote of OCM Growth Holdings, LLC’s appointee to the Investment Committee. See "—  Oaktree Strategic Relationship" below for more information.

Board Approval of the Advisory Agreement

Our Board of Directors, including a majority of the directors who were not "interested persons," as defined in Section 2(a)(19) of the 1940 Act, of us or RGC, approved the Advisory Agreement at a virtual meeting on April 7, 2021 and recommended that our stockholders approve the Advisory Agreement. In reliance upon certain exemptive relief granted by the SEC in connection with the global COVID-19 pandemic, the Board of Directors undertook to ratify the Advisory Agreement at its next in-person meeting which was held in July 2021. The Advisory Agreement became effective on May 27, 2021 upon approval by the stockholders at a special meeting of stockholders of the Company. The Advisory Agreement amended the prior advisory agreement to include certain revisions to the management and incentive fee calculation mechanisms and clarify language relating to liquidity events. In its consideration of the approval of the Advisory Agreement, our Board of Directors focused on information it had received relating to, among other things:

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

Duration and Termination

Unless terminated earlier as described below, the Advisory Agreement will continue automatically for successive annual periods provided that such continuance is specifically approved at least annually by (i) (A) the affirmative vote of a majority of our Board of Directors or (B) the affirmative vote of a majority of our outstanding voting securities, and (ii) the affirmative vote of a majority of our directors who are not "interested persons," as defined in Section 2(a)(19) of the 1940 Act, of us, RGC or our respective affiliates. The Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, and may be terminated, without penalty, upon not more than 60 days’ written notice, by (i) the affirmative vote of a majority of our outstanding voting securities, (ii) the affirmative vote of a majority of our Board of Directors, including a majority of our directors who are not "interested persons," as defined in Section 2(a)(19) of the 1940 Act, of us, RGC or our respective affiliates, or (iii) RGC. See "Risk Factors — Risks Related to our Business and Structure — RGC and our Administrator have the right to resign upon not more than 60 days’ notice, and we may not be able to find a suitable replacement for either within that time, or at all, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations" in Part I, Item 1A of this Form 10‑K.

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

Oaktree Strategic Relationship

In December 2016, we and RGC entered into a strategic relationship with Oaktree Capital Management, L.P. ("Oaktree"). Oaktree is a leading global alternative investment management firm with expertise in credit strategies. The firm was formed in 1995 by a group of individuals who had been investing together since the mid‑1980s in high yield bonds, convertible securities, distressed debt, real estate, control investments and listed equities. Oaktree is a leader among global investment managers specializing in alternative investments, with $170.0 billion in assets under management as of December 31, 2022. The firm emphasizes an opportunistic, value-oriented and risk-controlled approach to investments in credit, private equity, real assets and listed equities. The firm has over 1,050 employees and offices in 20 cities worldwide.

In connection with the strategic relationship, OCM Growth Holdings, LLC, a Delaware limited liability company ("OCM") managed by Oaktree, purchased an aggregate of 14,571,334 shares of our common stock for an aggregate purchase price of $219.3 million in our Initial Private Offering and our Second Private Offering (the "OCM Commitment"). As of December 31, 2022, OCM owns 21,129,668 shares of our common stock or 52% of our total issued and outstanding shares. OCM has granted a proxy to us pursuant to which the shares held by OCM will be voted in the same proportion as our other stockholders vote their shares.

In connection with the OCM Commitment, we entered into a stockholder agreement, dated December 15, 2016, with OCM, pursuant to which OCM has a right to nominate a member of our Board of Directors for election for so long as OCM holds shares of our common stock in an amount equal to, in the aggregate, at least one-third (33%) of OCM’s initial $125.0 million capital commitment. Brian Laibow, Co-Head of North America & Managing Director of Oaktree's Global Opportunities Funds, serves on our Board of Directors as OCM’s director nominee and is considered an interested director. OCM also holds a minority interest in RGC and has the right to appoint a member of RGC’s board of managers and a member of the Investment Committee. Brian Laibow is OCM’s appointee to RGC’s board of managers and Investment Committee. OCM also purchased additional equity in RGC in connection with its commitment to the Company.

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

We originate our investments through two strategies: Sponsored Growth Lending and Non-Sponsored Growth Lending. In addition to our core strategy of providing Sponsored Growth Lending and Non-Sponsored Growth Lending, we may also opportunistically participate in the secondary markets for investments that are consistent with our broader investment strategy.

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

•
provides us access to many high-quality companies backed by top-tier venture capital and private equity investors;
•
delivers consistent returns through double-digit loan yields; and
•
often offers us the ability to participate in equity upside of portfolio companies through the acquisition of warrants.

Non-Sponsored Growth Lending. Our Non-Sponsored Growth Lending strategy generally includes loans to late and growth stage, private companies that are funded directly by entrepreneurs and founders, or companies that no longer require institutional equity investment (which may selectively include publicly traded companies). We refer to these target borrowers as "non-sponsored growth companies".

Generally, financing available to these non-sponsored companies is predicated on the underlying value of the business’s assets, in can orderly liquidation scenario, and/or the entrepreneur’s own personal financial resources. These options frequently provide insufficient capital to fund growth plans and do not consider the underlying enterprise value of the business which may be substantial relative to the value of tangible assets deployed in the business. We are frequently the only senior lender to non-sponsored growth companies and evaluate business fundamentals, the commitment of the entrepreneur and secondary sources of repayment in our underwriting approach.

Exemptive Relief

As a BDC, we are generally limited in our ability to invest in any portfolio company in which RGC or any of its affiliates currently has an investment or to make any co-investments with our investment adviser or its affiliates without an exemptive order from the SEC, subject to certain exceptions. On August 10, 2020, we, RGC, and certain other funds and accounts sponsored or managed by RGC were granted an exemptive order (the "Order") that permits us greater flexibility than the 1940 Act permits to negotiate the terms of co-investments if our Board of Directors determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by RGC or its affiliates in a manner consistent with the our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that the ability to co-invest with similar investment structures and accounts sponsored or managed by RGC or its affiliates will provide additional investment opportunities and the ability to achieve greater diversification. Under the terms of the Order, a majority of our independent directors are required to make certain determinations in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

On August 30, 2022, we received an amendment to our existing Order to permit us to, subject to the satisfaction of certain conditions, co-invest in our existing portfolio companies with certain affiliates that are private funds even if such other funds had not previously invested in such existing portfolio company. Without this amended Order, such affiliated funds that are private funds would not be able to participate in such co-investments with us unless the affiliated funds had previously acquired securities of the portfolio company in a co-investment transaction with us.

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

Large and Growing Market for Debt Financing to Venture Capital-Backed Companies

Healthy, stable venture environment: Approximately 15,000 companies received venture capital financing in 2022, according to the Pitchbook-NVCA Venture Monitor, a quarterly report published jointly by NVCA and Pitchbook on venture capital activity ("Pitchbook-NVCA"), and approximately 9.8% of these transactions were first-round financings. Since 2006, the annual level of venture deal volume has increased to and is at about $238 billion of total volume in 2022. The significant increase in investment amounts beginning in 2014 through 2022 is largely the result of growth investments in later-stage companies that are staying private longer. The venture debt lending market, as defined in the Q4 2022 Pitchbook-NVCA Venture Monitor, is estimated at $31.8 billion or roughly 13.3% of total U.S. venture capital deal value.

Growing pool of target companies: The average time from initial venture capital investment to transaction exit of such investment, either by an initial public offering or merger and acquisition transaction, has lengthened considerably. According to the Pitchbook-NVCA 2016 Yearbook, in 1998 the average number of years from initial venture investment to initial public offering of a U.S. venture capital-backed company was 3.1 years and the average number of years from initial venture investment to merger and acquisition transaction was 4.5 years. These numbers have steadily increased and have ranged between 6.0 years and 6.3 years from 2017 through 2020. According to the Q4 2022 Pitchbook-NVCA Venture Monitor, the current average time from initial venture investment to exit transaction is now 6.3 years. Exit transactions are a small proportion of companies financed by venture capital each year. As a result, the pool of target companies has grown larger with increased demand for private capital.

Highly Fragmented, Underserved Market with High Barriers to Entry

Many viable venture-backed companies have been unable to obtain sufficient growth financing from traditional lenders, such as commercial banks or asset-based finance companies, because traditional lenders normally underwrite to tangible asset values and/or operating cash flows. If such firms do provide financing, their loans normally contain financial performance covenants stipulating tangible asset coverage or setting standards of operating performance that do not apply to our target companies. Because sponsored growth lending and non-sponsored growth lending require specialized underwriting and investment structures that fit the distinct characteristics of venture-backed companies and non-sponsored growth companies, more traditional lending approaches largely do not apply to these companies. We also believe that our relationship-based approach to investing helps us to assess and manage investment risks and determine appropriate pricing for our debt investments in portfolio companies.

Competitive Advantages

We believe we are well positioned to address the market for growth lending in a manner that will result in a competitive advantage over other established sponsored growth lenders. We believe our competitive strengths and key differentiators include:

Experienced, Proven Management Team Supported by a Deep Bench of Dedicated Investment Professionals

The senior investment professionals of RGC have over 30 years of experience as venture capitalists and lenders who have developed a disciplined, repeatable approach to investing and managing investments in high potential growth businesses. We believe that the experience, relationships and disciplined investment and risk management processes of RGC’s investment professionals are a competitive advantage for us.

Our President and Chief Executive Officer, David Spreng, who is also the founder, Chief Executive Officer and Chief Investment Officer of RGC, has a unique combination of experience as a senior executive of a $20 billion asset management firm and over 30 years as a venture capital equity and debt investor. Mr. Spreng has been a leader in applying risk management processes to investing in equity and debt of small, fast-growing, private companies. Our Chief Financial Officer and Chief Operating Officers, Treasurer and Secretary, Thomas Raterman, who is also Chief Financial Officer of RGC, has more than 30 years of corporate finance, investment banking, private equity and financial executive management experience with rapidly growing entrepreneurial companies. Greg Greifeld, Managing Director, Deputy Chief Investment Officer and Head of Credit at RGC, has over 13 years of lending, venture capital, and investment management experience.

RGC has a broad team of professionals focused on every aspect of the investment life cycle. RGC has origination, underwriting and portfolio monitoring teams that manage and oversee the investment process from identification of investment opportunity through negotiations of final term sheet and investment in a portfolio company followed by active portfolio monitoring. The team members serving investment management and oversight functions have significant operating experience and are not associated with origination functions to avoid any biased views of performance. This structure helps originators focus on identifying investment opportunities while other team members continue building relationships with our portfolio companies.

Provide Capital to Robust, High-Growth Venture-backed Companies

We believe we are favorably positioned within the venture lending ecosystem, targeting primarily growth focused technology and life sciences companies. We believe the technology and life sciences industries are among the most attractive industries within the venture lending space, primarily representing large, addressable markets with strong and consistent growth. According to the Q4 2022 Pitchbook-NVCA Venture Monitor and Pitchbook-NVCA industry classifications, venture capital deal volume for technology totaled approximately $203.6 billion in 2022, representing an 18.1% CAGR from 2012 to 2022. Venture capital deal volume for life sciences totaled approximately $42.1 billion in 2022, representing a 14.5% CAGR from 2012 to 2022. We believe companies within these industries can often be characterized as having asset-light business models, attractive recurring revenue streams and strong growth trajectories.

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

Robust Disciplined Investment Process and Credit Analysis

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

We believe the focused and disciplined approach that RGC applies to our lending strategy enables us to deliver strong, consistent returns to our investors. Our debt portfolio is 98.8% first lien senior secured. Of our $2.3 billion total commitments since inception, our cumulative gross loss rate, as a percentage of total commitments since inception, has been 0.66% and our net losses, as a percentage of total commitments since inception, has been 0.00%. At the point of origination, our portfolio companies have raised on average $108.9 million of equity proceeds relative to our average loan size of $26.9 million. To achieve this, we do not follow an "index" strategy or a narrowly focused approach, and we do not lend only to those companies that are backed by a specific set of sponsors. We believe that careful selection among many opportunities will yield the optimal portfolio results within both sponsored and non-sponsored lending opportunities - although we do expect the sponsored segment to represent the majority of the portfolio for foreseeable future.

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

Proprietary Risk Analytics and Return Optimization.

Over the past 20 years, RGC’s senior investment professionals have iterated upon and built out an extensive due diligence process, which has resulted in the proprietary risk analysis used today. Mr. Spreng has overseen the development of a risk management model that helps to identify, analyze and mitigate risk within individual portfolio companies in the venture capital space. The model utilized by us today examines a consistent set of more than 30 quantitative and qualitative variables in four main risk areas (market, technology, management and financing) to generate a composite risk ranking for each portfolio company.

Flexible, Opportunity-Specific Pricing and Structure

RGC’s comprehensive analysis assesses all factors and does not rely on any one criterion above or more than others. For example, we do not seek to provide financing to every early-stage company backed by top-tier venture firms, but only to those companies that, in our opinion, possess the most favorable risk and return characteristics for our investments. We seek to understand the attractiveness of each opportunity on its own merits. The quality of the venture investors involved is important, but it is only one component of our decision-making process. Within our Non-Sponsored Growth Lending strategy, we expect that many companies will have positive EBITDA but have been unable to access sufficient capital to fund current growth opportunities. We believe that gaining a comprehensive picture of an opportunity based on RGC’s defined assessment factors allows us to be more flexible, to identify price and structure inefficiencies in the debt market, better support our portfolio companies, and to maximize loan and warrant returns, while minimizing losses. In our Sponsored and Non-Sponsored Growth Lending strategies, we target our loan to be less than 25% of enterprise value at inception.

Strong Reputation and Deep Relationships

RGC’s senior investment professionals enjoy reputations as innovative thought leaders, ingrained in the fabric of the venture community. RGC’s senior investment professionals have been active in venture capital investing, private lending, growth equity investing, corporate finance, and investment banking for more than 25 years and are viewed as trustworthy partners to both management and venture investors as well as entrepreneurs. Our investment professionals’ experience has often encouraged private companies to work with a lender that can manage challenges and deviations from plans that often arise in developing companies.

RGC’s senior investment professionals also have established a network of relationships with various venture capital firms, venture banks, institutional investors, entrepreneurs and other venture capital market participants, which has allowed RGC to develop a variety of channels for investment originations and referrals. These investment professionals maintain ongoing dialogue with a number of venture capital firms across the country, leverage a suite of technologies to identify potential borrowers and often seek to be the first contact for new investment opportunities.

In addition, our strategic relationship with Oaktree provides us with access to additional resources and relationships that are incremental to our already broad network of venture backed companies and venture capital sponsors.

Competition

Our primary competitors for investments include public and private funds, other BDCs, commercial and investment banks, venture-oriented commercial banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to qualify and maintain our qualification as a RIC. We do not compete primarily on the financing terms we offer and believe that some competitors make loans with rates that are comparable to or lower than our rates. For additional information concerning the competitive risks we face, see "Risk Factors — Risks Related to Our Business and Structure — We operate in a highly competitive market for investment opportunities and we may not be able to compete effectively." in Part I, Item 1A of this Form 10‑K.

Staffing

We do not currently have any employees. R. David Spreng, our President, Chief Executive Officer and Chairman of our Board of Directors, is also the founder, President, Chief Executive Officer and Chief Investment Officer of RGC. Thomas B. Raterman is our Chief Financial Officer, Chief Operating Officer, Treasurer, and Secretary, and serves as the Chief Financial Officer and Chief Operating Officer of RGC. Our Chief Financial Officer performs his functions for us under the terms of our Administration Agreement. We have also retained Colleen Corwell of ACA Group to serve as our Chief Compliance Officer pursuant to an agreement with ACA Group. Ms. Corwell also serves as the Chief Compliance Officer for RGC.

Our day-to-day investment and administrative operations are managed by RGC and our Administrator. The Investment Committee is supported by a team of additional experienced investment professionals. RGC and our Administrator may hire additional investment and administrative professionals in the future to provide services to us, based upon our needs.

In addition, we reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and any internal audit staff, to the extent internal audit performs a role in our internal control assessment under Sarbanes-Oxley Act of 2002, as amended (the "Sarbanes-Oxley Act").

Implications of Being an Emerging Growth Company

We currently are, and expect to remain, an "emerging growth company," as that term is used in the JOBS Act until the earliest of:

•
the last day of our fiscal year following the fifth anniversary of the closing of our IPO, which occurred on October 25, 2021;

•
the last day of the first fiscal year in which our annual gross revenues are equal to or greater than $1.07 billion;
•
the date on which we have, during the preceding three-year period, issued more than $1.0 billion in non-convertible debt; and
•
the date that we become a "large accelerated filer" as defined in Rule 12b‑2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of any June 30.

Under the JOBS Act, we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected. See Part I, Item 1A of this Form 10‑K "Risk Factors — Risks Related to Our Business and Structure — We are obligated to maintain proper and effective internal control over financial reporting. Failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and the value of our common stock."

Certain U.S. Federal Income Tax Considerations

The following discussion is a general summary of certain U.S. federal income tax considerations applicable to us and to an investment in shares of our common stock. This discussion is based on the provisions of the Code and the regulations of the U.S. Department of Treasury promulgated thereunder, or "Treasury regulations," each as in effect as of the date of this Form 10‑K.

These provisions are subject to differing interpretations and change by legislative or administrative action, and any change may be retroactive. This discussion does not constitute a detailed explanation of all U.S. federal income tax aspects affecting us and our stockholders and does not purport to deal with the U.S. federal income tax consequences that may be important to particular stockholders in light of their individual investment circumstances or to some types of stockholders subject to special tax rules, such as financial institutions, broker dealers, insurance companies, tax-exempt organizations, partnerships or other pass-through entities, persons holding our common stock in connection with a hedging, straddle, conversion or other integrated transaction, non-U.S. stockholders (as defined below) engaged in a trade or business in the United States, persons who have ceased to be U.S. citizens or to be taxed as resident aliens or individual non-U.S. stockholders present in the United States for 183 days or more during a taxable year. This discussion also does not address any aspects of U.S. estate or gift tax or foreign, state or local tax. This discussion assumes that our stockholders hold their shares of our common stock as capital assets for U.S. federal income tax purposes (generally, assets held for investment). No ruling has been or will be sought from the Internal Revenue Service (the "IRS") regarding any matter discussed herein.

A "U.S. stockholder" is a beneficial owner of shares of our common stock that is for U.S. federal income tax purposes:

•
an individual who is a citizen or resident of the United States;
•
a corporation (or another entity taxable as a corporation) created or organized in or under the laws of the United States, any state thereof or the District of Columbia;
•
an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or
•
a trust if a court within the United States is able to exercise primary jurisdiction over the administration of the trust and one or more U.S. persons have authority to control all substantial decisions of the trust.

A "non-U.S. stockholder" means a beneficial owner of shares of our common stock that is for U.S. federal income tax purposes neither a U.S. stockholder nor partnership.

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

Taxation of the Company

We have elected to be treated as a RIC under Subchapter M of the Code, and currently qualify and intend to continue to qualify for treatment as a RIC. As a RIC, we generally will not be subject to U.S. federal income taxes on any ordinary income or capital gains that we timely distribute to our stockholders as dividends.

To qualify as a RIC, we must, among other things:

•
meet the Annual Distribution Requirement (defined below);
•
derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock, securities or foreign currencies, other income derived with respect to our business of investing in stock, securities or currencies, or net income derived from an interest in a "qualified publicly traded partnership," or "QPTP," hereinafter the "90% Gross Income Test;" and
•
diversify our holdings so that, at the end of each quarter of each taxable year;
•
at least 50% of the value of our total assets is represented by cash and cash items, U.S. Government securities, the securities of other RICs and other securities, with other securities limited, in respect of any one issuer, to an amount not greater than 5% of the value of our total assets and not more than 10% of the outstanding voting securities of such issuer; and
•
not more than 25% of the value of our total assets is invested in the securities of any issuer (other than U.S. Government securities and the securities of other RICs), the securities of any two or more issuers that we control and that are determined to be engaged in the same business or similar or related trades or businesses (other than the securities of other RICs), or the securities of one or more QPTPs, or the "Diversification Tests."

In the case of a RIC that furnishes capital to development corporations, there is an exception relating to the Diversification Tests described above. This exception is available only to RICs which the SEC determines to be principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available ("SEC Certification"). We have not sought SEC Certification, but it is possible that we may seek SEC Certification in future years. If we receive SEC Certification, we generally will be entitled to include, in the computation of the 50% value of our assets (described above), the value of any securities of an issuer, whether or not we own more than 10% of the outstanding voting securities of the issuer, if the basis of the securities, when added to our basis of any other securities of the issuer that we own, does not exceed 5% of the value of our total assets.

As a RIC, we must distribute an amount equal to at least the sum of (i) 90% of our investment company taxable income (which includes, among other items, dividends, interest and the excess of any net realized short-term capital gains over net realized long-term capital losses and other taxable income (other than any net capital gain), reduced by deductible expenses) determined without regard to the deduction for dividends and distributions paid and (ii) 90% of our net tax-exempt interest income (which is the excess of our gross tax-exempt interest income over certain disallowed deductions), or the "Annual Distribution Requirement." We intend to distribute annually all or substantially all of such income. Generally, if we fail to meet this Annual Distribution Requirement for any taxable year, we will fail to qualify as a RIC for such taxable year. To the extent we meet the Annual Distribution Requirement for a taxable year, but retain our net capital gains for investment or any investment company taxable income, we will be subject to U.S. federal income tax on such retained capital gains and investment company taxable income. We may choose to retain our net capital gains for investment or any investment company taxable income, and pay the associated U.S. federal income tax, including any nondeductible 4% U.S. federal excise tax described below, if applicable.

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

We are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while any senior securities are outstanding unless we meet the applicable asset coverage ratios. See "—  Regulation as a Business Development Company — Senior Securities." Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or to avoid the 4% U.S. federal excise tax, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

A RIC is limited in its ability to deduct expenses in excess of its "investment company taxable income" (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, we may, for tax purposes, have aggregate taxable income for several years that we are required to distribute and that is taxable to our stockholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, stockholders may receive a larger capital gain distribution than they would have received in the absence of such transactions.

Failure to Qualify as a RIC

While we have elected to be treated as a RIC and intend to qualify to be treated as a RIC annually, no assurance can be provided that we will qualify for tax treatment as a RIC for any taxable year. If we fail to satisfy the 90% Gross Income Test or the Diversification Tests for any taxable year, we may nevertheless continue to qualify as a RIC for such year if certain relief provisions are applicable (which may, among other things, require us to pay certain U.S. federal income tax at corporate rates or to dispose of certain assets). If we were unable to qualify for treatment as a RIC and the foregoing relief provisions are not applicable, we would be subject to tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our stockholders. Distributions would not be required, and any distributions would be taxable to our stockholders as ordinary dividend income that, may qualify as qualified dividends that are subject to U.S. federal income tax at a rate of 20% to the extent of our current and accumulated earnings and profits provided certain holding period and other requirements were met. Subject to certain limitations under the Code, corporate distributees may be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital that would reduce the stockholder's adjusted tax basis in its common stock (and correspondingly increase such stockholder's gain, or reduce such stockholder's loss, on disposition of such common stock), and any remaining distributions would be treated as a capital gain.

To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the non-qualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent five years, unless we made a special election to pay U.S. federal income tax at corporate rates on such built-in gain at the time of our requalification as a RIC.

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

Debt Instruments. In certain circumstances, we may be required to recognize taxable income prior to the time at which we receive cash. For example, if we hold debt instruments that are treated under applicable tax rules as having original issue discount (such as debt instruments with an end-of-term payment and/or payment-in-kind ("PIK") interest payment or, in certain cases, increasing interest rates or issued with warrants), we must include in taxable income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement and to avoid the 4% U.S. federal excise tax, even though we will not have received any corresponding cash amount.

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

Passive Foreign Investment Companies. We may invest in the stock of a foreign corporation which is classified as a "passive foreign investment company" (within the meaning of Section 1297 of the Code), or "PFIC." As a result, we may be subject to U.S. federal income tax on a portion of any "excess distribution" or gain from the disposition of such shares. Additional charges in the nature of interest may be imposed on us in respect of deferred taxes arising from such distributions or gains. This additional tax and interest may apply even if we make a distribution in an amount equal to any "excess distribution" or gain from the disposition of such shares as a taxable dividend by us to our shareholders. If we invest in a PFIC and elect to treat the PFIC as a "qualified electing fund" under the Code (a "QEF"), in lieu of the foregoing requirements, we will be required to include in income each year a portion of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed to us. Alternatively, we can elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income any increase in the value of such shares, and as ordinary loss any decrease in such value to the extent it does not exceed prior increases included in income. Under either election, we may be required to recognize in a year income in excess of our distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax. No assurances can be given that any such election will be available or that, if available, we will make such an election.

Controlled Foreign Corporations. If we hold more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation, or "CFC," we may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of the corporation’s income for the tax year (including both ordinary earnings and capital gains), whether or not the corporation makes an actual distribution during such year. In general, a foreign corporation will be classified as a CFC if more than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or by attribution) by U.S. shareholders. A "U.S. shareholder," for this purpose, is any U.S. person that possesses (actually or constructively) 10% or more of the combined voting power or 10% or more of the total value of all classes of shares of a corporation. If we are treated as receiving a deemed distribution from a CFC, we will be required to include such distribution in our investment company taxable income regardless of whether we receive any actual distributions from such CFC, and we must distribute such income to satisfy the Annual Distribution Requirement and will the income be taken into account for purposes of the 4% excise tax.

Income inclusions from a QEF or CFC will be "good income" for purposes of the 90% Gross Income Test provided that they are derived in connection with our business of investing in stocks and securities or the QEF or CFC distributes such income to us in the same taxable year to which the income is included in our income.

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

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not "interested persons," as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

As a BDC, we are generally required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our gross assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 200% after each issuance of senior securities. However, the 1940 Act has been modified to allow a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150% if certain requirements are met. We are permitted to increase our leverage capacity if stockholders representing at least a majority of the votes cast, at an annual or special meeting at which quorum is met, approve a proposal to do so. If we receive such stockholder approval, we would be permitted to increase our leverage capacity on the first day after such approval. Alternatively, we may increase the maximum amount of leverage we may incur to an asset coverage ratio of 150% if the "required majority" of our independent directors as defined in Section 57(o) of the 1940 Act approve such increase, with such approval becoming effective after one year. On October 28, 2021, the Board of Directors approved a proposal that permits us to reduce our asset coverage ratio to 150%. On June 16, 2022, our stockholders approved the reduced asset coverage ratio at our 2022 annual meeting of stockholders. The reduced asset coverage ratio of 150% became effective upon receiving stockholder approval.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not "interested persons," as defined in Section 2(a)(19) of the 1940 Act, of us, RGC or our respective affiliates and, in some cases, prior approval by the SEC.

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act and the rules and regulations thereunder. Under these limits, we generally cannot acquire more than 3% of the voting stock of any registered investment company (as defined in the 1940 Act), invest more than 5% of the value of our total assets in the securities of one investment company, or invest more than 10% of the value of our total assets in the securities of more than one investment company. The SEC rules permit us to exceed these limits without obtaining exemptive relief if we comply with certain conditions. If we invest in securities issued by investment companies, if any, it should be noted that such investments might subject our stockholders to additional expenses as they will be indirectly responsible for the costs and expenses of such companies. Our investment portfolio is also subject to diversification requirements by virtue of our election to be treated as a RIC for U.S. federal income tax purposes and our intention to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. See "Risk Factors — Risks Related to Our Business and Structure" in Part I, Item 1A of this Form 10-K for more information.

In addition, investment companies registered under the 1940 Act and private funds that are excluded from the definition of   "investment company" pursuant to either Section 3(c)(1) or 3(c)(7) of the 1940 Act may not acquire directly or through a controlled entity more than 3% of our total outstanding voting stock (measured at the time of the acquisition), unless the funds comply with an exemption under the 1940 Act. As a result, certain of our investors may hold a smaller position in our shares than if they were not subject to these restrictions.

We are generally not able to issue and sell our common stock at a price below net asset value per share. See "Risk Factors — Risks Related to Our Business and Structure — Regulations governing our operation as a BDC affect our ability to raise additional capital and the way in which we do so. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage." in Part I, Item 1A of this Form 10‑K. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board of Directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

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

As a BDC, we are subject to certain risks and uncertainties. See "Risk Factors — Risks Related to Our Business and Structure" in Part I, Item 1A of this Form 10‑K.

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
(ii)
has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250.0 million;
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

Temporary Investments

Pending investment in other types of  "qualifying assets," as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury Bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our gross assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. RGC monitors the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

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

Senior Securities; Coverage Ratio

We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. However, the 1940 Act has been modified to allow a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. We are permitted to increase our leverage capacity if stockholders representing at least a majority of the votes cast, at an annual or special meeting at which quorum is met, approve a proposal to do so. If we receive such stockholder approval, we are permitted to increase our leverage capacity on the first day after such approval. Alternatively, we may increase the maximum amount of leverage we may incur to an asset coverage ratio of 150% if the "required majority" of our independent directors as defined in Section 57(o) of the 1940 Act approve such increase, with such approval becoming effective after one year. On October 28, 2021, the Board of Directors approved a proposal that permits us to reduce our asset coverage ratio to 150%. On June 16, 2022, our stockholders approved the reduced asset coverage ratio at our 2022 annual meeting of stockholders. The reduced asset coverage ratio of 150% became effective upon receiving stockholder approval.

In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our gross assets for temporary purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see "Risk Factors — Risks Related to Our Business and Structure — We may borrow money, which would magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us." in Part I, Item 1A of this Form 10‑K.

Compliance Policies and Procedures

We and RGC have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. Our Chief Compliance Officer is responsible for administering the policies and procedures. Colleen Corwell currently serves as our Chief Compliance Officer.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:

•
pursuant to Rule 13a‑14 of the Exchange Act, our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;
•
pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•
pursuant to Rule 13a‑15 of the Exchange Act, our management must prepare a report regarding its assessment of our internal control over financial reporting and, starting from the date on which we cease to be an emerging growth company under the JOBS Act, must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm should we become an accelerated filer; and
•
pursuant to Item 308 of Regulation S-K and Rule 13a‑15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to RGC. The proxy voting policies and procedures of RGC are set forth below. The guidelines will be reviewed periodically by RGC and our independent directors, and, accordingly, are subject to change. For purposes of the Proxy Voting Policies and Procedures described below, "we," "our" and "us" refers to RGC.

As an investment adviser registered under the Advisers Act, RGC has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, RGC recognizes that it must vote client securities in a timely manner, free of conflicts of interest and in the best interests of our clients.

These policies and procedures for voting proxies for RGC's investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)‑6 under, the Advisers Act.

Proxy Policies

RGC will vote proxies relating to our portfolio securities in the best interest of its clients’ stockholders. RGC will review on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by us. Although RGC will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, RGC may vote for such a proposal if there exist compelling long-term reasons to do so.

RGC's proxy-voting decisions will be made by the senior officers who are responsible for monitoring each of its clients’ investments. To ensure that its vote is not the product of a conflict of interest, RGC will require that: (1) anyone involved in the decision-making process disclose to its management any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision-making process or vote administration are prohibited from revealing how RGC intend to vote on a proposal in order to reduce any attempted influence from interested parties.

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

Our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K, as well as reports on Forms 3, 4 and 5 regarding directors, officers or 10% beneficial owners of us, filed or furnished pursuant to section 13(a), 15(d) or 16(a) of the Exchange Act, are available on our website free of charge (https://investors.runwaygrowth.com/financial-information/sec-filings).

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

Summary Risk Factors

The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in the following section, Item 1A. of this Annual Report on Form 10-K, and the other reports and documents filed by us with the SEC.

Risks Related to the Economy

•
Political, social and economic uncertainty creates and exacerbates risks.
•
The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have materially and adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.
•
Increasing level of inflation and rising interest rate could impact our portfolio company’s operations and cash flows and harm our operating results.

Risks Related to Our Business and Structure

•
Our investment portfolio is recorded at fair value, with our Board of Directors having final responsibility for overseeing, reviewing and determining, in good faith, the fair value of our investment portfolio and, as a result, there is uncertainty as to the value of our portfolio investments.
•
Our financial condition and results of operations depend on our ability to effectively manage and deploy capital.
•
We operate in a highly competitive market for investment opportunities and we may not be able to compete effectively.
•
We may need to raise additional capital to grow because we must distribute most of our income.
•
Any defaults under our credit facility or other borrowings, including the 2026 or 2027 Notes, could adversely affect our business.

Risks Related to Our Investments

•
Our investments are very risky and highly speculative.
•
Investing in high growth-potential, private companies involves a high degree of risk, and our financial results may be affected adversely if one or more of our significant portfolio investments defaults on its loans or fails to perform as we expect.
•
An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies and a greater vulnerability to economic downturns.
•
Inflation may adversely affect our and our portfolio companies’ business, results of operations and financial condition.

Risks Related to Our Conflicts of Interest

•
Our strategic relationship with Oaktree may create conflicts of interest.
•
There are significant potential conflicts of interest which could impact our investment returns.
•
RGC’s liability is limited under the Advisory Agreement and we have agreed to indemnify RGC against certain liabilities, which may lead RGC to act in a riskier manner on our behalf than it would when acting for its own account.

Risks Related to Our Common Stock

•
We cannot assure you that a market for our common stock will develop or, if one develops, that the market will continue, which would adversely affect the liquidity and price of our common stock.
•
A stockholder’s interest in us will be diluted if we issue additional shares, which could reduce the overall value of an investment in us.
•
Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

Risks Related to RIC Tax Treatment

•
We will be subject to U.S. federal income tax at corporate rates if we are unable to qualify as a RIC.
•
We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

General Risks

•
We may experience fluctuations in our quarterly and annual results.
•
Government intervention in the credit markets could adversely affect our business.

Risks Related to the Economy

Political, social and economic uncertainty creates and exacerbates risks.

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

The U.S. capital markets have experienced extreme volatility and disruption, as evidenced by the volatility in global stock markets as a result of, among other things, the impact of the COVID-19 pandemic, rising interest rates in the United States, and the fluctuating price of commodities such as oil. Despite actions of the U.S. federal government and foreign governments, these events have contributed to unpredictable general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period of time or worsen in the future.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact that current market conditions may have on our business. The extent of such impact will depend on future developments, which are highly uncertain and current market conditions, and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•
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
•
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
•
Significant changes in the capital markets may adversely affect the pace of our investment activity and economic activity generally.
•
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

Economic recessions or downturns, including as a result of the COVID-19 pandemic or economic cycles, as well as inflation and rising interest rates could impair our portfolio companies and harm our operating results.

Many of the portfolio companies in which we make investments may be susceptible to economic slowdowns or recessions and may be unable to repay the loans we made to them during these periods, including as a result of the COVID-19 pandemic, inflation and the rising interest rate environment. Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record our investments at their current fair value. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our and our portfolio companies’ funding costs, limit our and our portfolio companies’ access to the capital markets or result in a decision by lenders not to extend credit to us or our portfolio companies. In similar fashion, increasing or excessive levels of inflation and rising interest rates could also impair our portfolio companies cash flow and operations. These events could prevent us from increasing investments and harm our operating results.

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

The COVID-19 pandemic caused severe disruptions in the U.S. economy and disrupted financial activity in the areas in which we or our portfolio companies operate.

The impact of COVID-19 led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As the COVID-19 pandemic persists, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess. The COVID-19 pandemic and restrictive measures taken to contain or mitigate its spread caused, and may continue to cause, business shutdowns, or the re-introduction of business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.

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

General uncertainty surrounding the impact of COVID-19 (including the preventative measures taken in response thereto and additional uncertainty regarding new variants) has to date created significant disruption in supply chains and economic activity, which has had any may continue to have a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries, including industries in which certain of our portfolio companies operate, which has in turn created significant business disruption issues for certain of our portfolio companies, and materially and adversely impacted the value and performance of certain of our portfolio companies. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and our business and operations, as well as the business and operations of our portfolio companies, could be materially adversely affected by a prolonged recession in the U.S. and other major markets.

Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.

The U.S. debt ceiling and budget deficit concerns have raised the possibility of additional credit-rating downgrades and economic slowdowns in the United States and globally. Legislation passed in December 2021 suspends the debt ceiling through early 2023, unless Congress takes further legislative action to extend it. Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.

Deterioration in the economic conditions in the Eurozone and other regions or countries globally and the resulting instability in global financial markets may pose a risk to our business. Financial markets have been affected at times by a number of global macroeconomic events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non-performing loans on the balance sheets of European banks, the effect of the United Kingdom (the "U.K.") leaving the European Union (the "EU"), instability in the Chinese capital markets and the COVID-19 pandemic. Global market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations. We cannot assure you that market disruptions in Europe and other regions or countries, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected. Moreover, there is a risk of both sector-specific and broad-based corrections and/or downturns in the equity and credit markets. Any of the foregoing could have a significant impact on the markets in which we operate and could have a material adverse impact on our business prospects and financial condition.

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the United States and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. Specifically, the ongoing conflict between Russia and Ukraine, and the resulting market volatility, could adversely affect our business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. These market and economic disruptions could also negatively impact the operating results of our portfolio companies.

Additionally, the Federal Reserve may further raise, or may announce its intention to further raise, the Federal Funds Rate in 2023. These developments, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility and the impacts of COVID-19, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets and capital markets on favorable terms.

Risks Related to Our Business and Structure

Our investment portfolio is recorded at fair value, with our Board of Directors having final responsibility for overseeing, reviewing and determining, in good faith, the fair value of our investment portfolio and, as a result, there is uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by us with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, our estimate of fair value. Typically, there will not be a public market for the securities of the privately held companies in which we invest. As a result, we value these securities quarterly at fair value based on input from management, a third-party independent valuation firm and the audit committee of our Board of Directors (the "Audit Committee") and with the oversight, review and approval of our Board of Directors. The fair value of such securities may meaningfully change between the date of the fair value determination by our Board of Directors, as assisted by third-party independent valuation firms and the Audit Committee, and the release of the financial results for the corresponding period or the next date at which fair value is determined.

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

We do not compete primarily on the financing terms we offer and some competitors make loans with rates that are comparable or lower than our rates. We may lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objective. The competitive pressures we face may have a material adverse effect on our financial condition, results of operations and cash flows.

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

We depend on the diligence, skill and investment acumen of R. David Spreng, our President, Chief Executive Officer and the Chairman of our Board of Directors, along with the other investment professionals at RGC, including Thomas Raterman, our Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary. Mr. Spreng also serves as the President, Chief Executive Officer and Chief Investment Officer of RGC, and the Chairman of its Investment Committee. Mr. Raterman also serves as the Chief Financial Officer of RGC. Mr. Spreng, Mr. Raterman and the other members of RGC’s senior management evaluate, negotiate, structure, close and monitor our investments. Our future success depends on the continued service of these members of RGC’s senior management. We cannot assure you that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with us. The loss of Mr. Spreng, in particular, Mr. Raterman and/or any of the other members of RGC’s senior management could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. In addition, we can offer no assurance that RGC will continue indefinitely as RGC.

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

The compensation we pay to RGC and our Administrator was not determined on an arm’s-length basis with an unaffiliated third party. As a result, the form and amount of such compensation may be less favorable to us than if the respective agreements had been entered into through arm’s-length transactions with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our respective rights and remedies under the Advisory Agreement and the Administration Agreement because of our desire to maintain our ongoing relationship with RGC, our Administrator and their respective affiliates. Any such decision, however, could cause us to breach our fiduciary obligations to our stockholders.

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

RGC receives the incentive fee based, in part, upon net capital gains realized on our investments. Under the incentive fee structure, RGC may benefit when we recognize capital gains and, because RGC, in certain circumstances, will determine when to sell an investment, RGC will control the timing of the recognition of such capital gains. As a result, in certain situations RGC may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

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

We may need additional capital to fund growth in our investments. A reduction in the availability of new capital could limit our ability to grow. We must distribute at least 90% of our investment company taxable income to our stockholders to maintain our tax treatment as a RIC. As a result, any such cash earnings may not be available to fund investment originations. We have and may, in the future, borrow under debt facilities from financial institutions and issue additional debt and equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. In addition, as a BDC, our ability to borrow or issue preferred stock may be restricted if our total assets are less than 150% of our total borrowings and preferred stock. See "— Regulations governing our operation as a BDC affect our ability to raise additional capital and the way in which we do so. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage."

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

The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70% of their gross assets in specified types of  "qualifying assets," primarily in private U.S. companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less. In addition, subject to certain limited exceptions, an investment in an issuer that has outstanding securities listed on a national exchange may be treated as a qualifying asset only if such issuer has a market capitalization that is less than $250.0 million at the time of such investment. Moreover, as a RIC, the treatment for which we intend to qualify annually, we are required to satisfy certain source-of-income, diversification and distribution requirements. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. Conversely, if we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these constraints could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments. These constraints, among others, may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective.

Any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our stockholders, we may elect to withdraw our status as a BDC. If we decide to withdraw our election, or if we otherwise fail to qualify, or maintain our qualification, as a BDC, we will be subject to the substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with such regulations would significantly decrease our operating flexibility and could significantly increase our costs of doing business.

Regulations governing our operation as a BDC affect our ability to raise additional capital and the way in which we do so. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as "senior securities," up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are generally permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities.

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

If we issue preferred stock, the preferred stock would rank "senior" to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

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

As a BDC, we are generally required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our gross assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. If this ratio declines below 150%, we may not be able to incur additional debt and could be required by law to sell a portion of our investments to repay some debt when it is disadvantageous to do so, which could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on RGC’s and our Board of Director's assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us. In addition, any debt facility into which we may enter would likely impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to qualify as a RIC.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on our portfolio as of December 31, 2022, net of expenses. Leverage generally magnifies the return of stockholders when the portfolio return is positive and magnifies their losses when the portfolio return is negative. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio
	(Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder(1)	-14.9%	-5.0%	4.9%	14.8%	24.7%

(1)
Assumes (i) $1.1 billion in total assets, (ii) $559.3 million in outstanding indebtedness, (iii) $576.1 million in net assets and (iv) weighted average interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs) of 5.02%.

Any defaults under our credit facility or other borrowings, including the 2026 or 2027 Notes, could adversely affect our business.

On May 31, 2019 (as subsequently amended), the Company entered into a credit agreement ("Credit Facility") by and among us, as borrower, the financial institutions party thereto as lenders, KeyBank National Association, as administrative agent, syndication agent, and a lender, CIBC Bank USA, as documentation agent and a lender, MUFG Union Bank, N.A., as co-documentation agent and lender and U.S. Bank National Association, as paying agent. In the event we default under our Credit Facility, or other borrowings, including the 2026 Notes and 2027 Notes, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be unfavorable prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under such borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under such borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we are unable to obtain additional debt financing, or if our borrowing capacity is materially reduced, our business could be materially adversely affected.

We may want to obtain additional debt financing or need to do so upon maturity of the Credit Facility, in order to obtain funds which may be made available for investments. The availability period under the Credit Facility expires on April 20, 2025 and is followed by a one year amortization period. The stated maturity date under the Credit Facility is April 20, 2026, unless extended. If we are unable to increase, renew or replace the Credit Facility and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition.

Changes in interest rates may affect our cost of capital, the ability of our portfolio companies to service their debt obligations and our net investment income.

General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, and our net asset value. Substantially all of our debt investments will have variable interest rates that reset periodically based on benchmarks such as SOFR and Prime rate.

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

In addition, to the extent we borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income to the extent we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income. In addition, in a prolonged low interest rate environment, including a reduction of SOFR or Prime rate to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing borrowings may be compressed, reducing our net interest income and potentially adversely affecting our operating results.

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

A large percentage of our portfolio investments are in the form of debt investments that are not publicly traded. The fair value of these securities is not readily determinable. We value these investments on at least a quarterly basis in accordance with our valuation policy, which is at all times consistent with generally accepted accounting principles in the United States ("U.S. GAAP"). Our Board of Directors utilizes the services of certain independent third-party valuation firms to aid it in determining the fair value of these investments. The Board of Directors discusses valuations and determines the fair value in good faith based on the input of RGC, the Audit Committee and the applicable third-party valuation firm. The participation of RGC in our valuation process could result in a conflict of interest, since the management fees are based in part on our gross assets and also because RGC is receiving performance-based incentive fees. The factors that are considered in the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments on loans and its earnings, the markets in which the portfolio company does business, comparisons to publicly traded companies, discounted cash flow, relevant credit market indices, and other relevant factors. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. In addition, the valuation of these types of securities may result in substantial write-downs and earnings volatility.

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

LIBOR, the London Interbank Offered Rate, is an index rate that historically has been widely used in lending transactions and remains a common reference rate for setting the floating interest rate on private loans. LIBOR typically has been the reference rate used in floating-rate loans extended to our portfolio companies and, to some degree, is expected to continue to be used as a reference rate until such time that private markets have fully transitioned to using SOFR, or other alternative reference rates recommended by applicable market regulators. Uncertainty relating to the LIBOR calculation process, the valuation of LIBOR alternatives, and other economic consequences from the phasing out of LIBOR may adversely affect our results of operations, financial condition and liquidity.

On March 5, 2021, the United Kingdom’s Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that (i) 24 LIBOR settings would cease to exist immediately after December 31, 2021 (all seven euro LIBOR settings; all seven Swiss franc LIBOR settings; the Spot Next, 1-week, 2-month, and 12-month Japanese yen LIBOR settings; the overnight, 1-week, 2-month, and 12-month sterling LIBOR settings; and the 1-week and 2-month US dollar LIBOR settings) and (ii) the overnight and 1, 3, 6 and 12-month US LIBOR settings would cease to exist after June 30, 2023; and (iii) the FCA would consult on whether the remaining LIBOR settings should continue to be published on a synthetic basis for a certain period using the FCA’s proposed new powers that the UK government is legislating to grant to them.

To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee ("ARRC"), a U.S.-based group convened by the Federal Reserve Board of Directors and the Federal Reserve Bank of New York, was formed. The ARRC has identified SOFR as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions.

New York and several other states have passed laws intended to apply to U.S. dollar LIBOR-based contracts, securities, and instruments governed by those states’ laws. These laws established fallbacks for LIBOR when there is no or insufficient fallback rates in these contracts. The federal Adjustable Interstate Rate (LIBOR) Act (the "LIBOR Act") was signed into law on March 15, 2022. The federal legislation provides a statutory fallback mechanism on a nation-wide basis to replace U.S. dollar LIBOR with a benchmark rate, selected by the Federal Reserve Board and based on SOFR, for certain contracts that reference U.S. dollar LIBOR and contain no or insufficient fallback provisions. The New York and other state laws were superseded by the LIBOR Act. On December 16, 2022, the Federal Reserve Board adopted a final rule implementing certain provisions of the LIBOR Act ("Regulation ZZ"). Regulation ZZ specifies that on the LIBOR replacement date, which is the first London banking day after June 30, 2023, the Federal Reserve Board-selected benchmark replacement, based on SOFR and including any tenor spread adjustment as provided by Regulation ZZ, will replace references to overnight 1, 3, 6, and 12-month LIBOR in certain contracts that do not mature before the LIBOR replacement date, and that do not contain adequate fallback language.

We have negotiated amendments to our existing credit agreements governing such instruments that utilize LIBOR as a factor in determining the interest rate, in order to incorporate either SOFR or the U.S. Prime rate as the new alternative reference rate. To the extent that we need to negotiate further modifications to such credit agreements, or need to incorporate any conforming changes to the applicable credit spreads or margins, some or all of these credit agreements may bear interest at a lower rate, which could have an adverse impact on our financial condition.

We have and will continue to expend significant financial and other resources to comply with the requirements of being a public reporting entity.

As a public reporting company, we are subject to the reporting requirements of the Exchange Act and certain requirements of the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly, and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting, which are discussed below. See "Business – Regulation as a Business Development Company" in Part I, Item 1 of this Form 10-K. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight is required. We will continue to implement procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other initiatives, strategies or business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to incur significant annual expenses related to these steps and, among other things, directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to our Administrator to compensate them for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

The systems and resources necessary to comply with public company reporting requirements will increase further once we cease to be an "emerging growth company" under the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"). As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We will remain an emerging growth company for up to five years following our IPO, which we completed on October 21,2021, although if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of any June 30 before that time or we issue an aggregate of $1.0 billion in non-convertible debt securities in any three year period, we would cease to be an emerging growth company as of the following December 31. See "Business — Implications of Being an Emerging Growth Company" in Part I, Item 1 of this Form 10-K.

We are obligated to maintain proper and effective internal control over financial reporting. Failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and the value of our common stock.

We are obligated to maintain proper and effective internal control over financial reporting, including the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act ("Section 404"). We are required to conduct annual management assessments of the effectiveness of our internal controls over financial reporting. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the date (i) we are no longer an "emerging growth company" under the JOBS Act, and (ii) we become an "accelerated filer" as defined in Rule 12b-2 under the Exchange Act. Accordingly, our internal controls over financial reporting may not currently meet all of the standards contemplated by Section 404 that we will eventually be required to meet.

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

We invest primarily in senior secured term loans and other senior debt obligations and may on occasion invest in second lien loans issued by high growth-potential companies. We also have and continue to expect to acquire warrants and other equity securities from portfolio companies in connection with our investments in loans to these companies. We invest primarily in secured loans made to companies whose debt has generally not been rated by any rating agency, although we would expect such debt, if rated, to fall below investment grade. Securities rated below investment grade are often referred to as "high yield" securities and "junk bonds," and are considered "high risk" and speculative in nature compared to debt instruments that are rated above investment grade.

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

Second Lien Secured Loans. In structuring our loans, we may subordinate our security interest in certain assets of a borrower to another lender, usually a bank. In these situations, all of the risks identified above in Senior Secured Loans would be true and additional risks inherent in holding a junior security position would also be present, including, but not limited to those outlined below in "Second priority liens on collateral securing loans that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us."

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

Venture lenders, in general, focus on a limited set of key financial performance metrics, including minimum liquidity, performance to plan, and investor abandonment, in lieu of a full set of financial performance covenants that do not meaningfully assess the risk of companies at the stage of development of companies in which venture lenders typically invest. As such, many of our loans could be considered covenant-lite by traditional lending standards. We use the term "covenant-lite" loans to refer generally to loans that do not require a borrower to comply with financial maintenance covenants. Generally, covenant-lite loans permit borrowers more opportunity to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following certain actions of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, because we make and have exposure to covenant-lite loans, we may have less protection from borrower actions and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

Investing in high growth-potential, private companies involves a high degree of risk, and our financial results may be affected adversely if one or more of our significant portfolio investments defaults on its loans or fails to perform as we expect.

We expect that our portfolio will continue to consist primarily of debt investments in privately-owned companies, and to a lesser extent equity investments in privately-owned companies. Investing in these companies involves a number of significant risks. Typically, the debt in which we intend to invest will not be initially rated by any rating agency; however, we believe that if such investments were rated, they would generally be below investment grade. Securities rated below investment grade are often referred to as "high yield" securities and "junk bonds," and are considered "high risk" and speculative in nature compared to debt instruments that are rated investment grade. Compared to larger publicly owned companies, these companies may be in a weaker financial position and may experience wider variations in their operating results, which may make them more vulnerable to economic downturns. Typically, these companies need more capital to compete; however, their access to capital is limited and their cost of capital is often higher than that of their competitors. Our portfolio companies face intense competition from larger companies with greater financial, technical, and marketing resources and their success typically depends on the managerial talents and efforts of an individual or a small group of persons. Therefore, the loss of any of its key employees could affect a portfolio company’s ability to compete effectively and harm its financial condition. Further, some of these companies conduct business in regulated industries that are susceptible to regulatory changes, resulting in increased compliance measures and possibly more susceptibility to regulatory breaches or violations. These factors could impair the cash flow of our portfolio companies and result in other events, such as bankruptcy. These events could limit a portfolio company’s ability to repay its obligations to us, which may have an adverse effect on the return on, or the recovery of, our investment in these businesses. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the value of the loan’s collateral.

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

We typically invest in companies whose securities are not publicly traded, and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. There is typically no established trading market for the securities in which we invest. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. As a result, we do not expect to achieve liquidity in our investments in the near-term and, in particular, with respect to the equity securities we acquire in our portfolio companies. Our investments are typically subject to contractual or legal restrictions on resale or are otherwise illiquid because there is no established trading market for such investments. The illiquidity of our investments may make it difficult for us to dispose of them at a favorable price or at all, and we may suffer losses as a result.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as "follow-on" investments, in order to: (1) increase or maintain in whole or in part our equity ownership percentage; (2) exercise warrants, options, or convertible securities that were acquired in the original or a subsequent financing; or (3) attempt to preserve or enhance the value of our investment. However, we may elect not to make follow-on investments or lack sufficient funds to make those investments. We will have the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we do not want to increase our concentration of risk, we prefer other opportunities, we are subject to BDC requirements that would prevent such follow-on investments, or the follow-on investment would affect our qualification as a RIC.

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

Given the experience of RGC’s senior investment professionals within the technology space, a number of the companies in which we intend to invest operate in technology-related sectors. The revenue, income (or losses) and valuations of technology-related companies can and often do fluctuate suddenly and dramatically. In addition, because of rapid technological change, the average selling prices of products and some services provided by technology-related sectors have historically decreased over their productive lives. As a result, the average selling prices of products and services offered by our portfolio companies that operated in technology-related sectors may decrease over time, which could adversely affect their operating results and, correspondingly, the value of any securities that we may hold. This could, in turn, materially adversely affect our business, financial condition and results of operations. Specifically, our investments in electronic equipment may be subject to risks unique to this industry. The products manufactured in the electronic equipment industry are subject to rapid technological change and intense competition. The electronic equipment industry is also subject to fluctuations in demand, which may adversely affect the operating results of our portfolio companies in this industry.

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

As of December 31, 2022, our investments in healthcare technology represented 21.4% of our portfolio at fair value. Our investments in healthcare technology are subject to substantial risks, including, but not limited to, the risk that the laws and regulations governing the business of health care companies, and interpretations thereof, may change frequently. Current or future laws and regulations could force our portfolio companies engaged in health care, to change their policies related to how they operate, restrict revenue, change costs, change reserve levels and change business practices.

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

A number of the companies in which we invest operate in the internet retail industry. The internet retail industry is highly competitive. This competition is increasingly intense as a number of internet-based retailers have started and failed in recent years. Competitors include larger companies than the portfolio companies in which we invest, which, in particular, may have access to greater resources, and may be more successful in the recruitment and retention of qualified employees which may give them a competitive advantage. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests. If our portfolio companies are unable to compete effectively or adequately respond to competitive pressures, this inability may materially adversely affect our results of operation and financial condition.

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

As of December 31, 2022, OCM owned approximately 52% of our outstanding common stock. Pursuant to an irrevocable proxy, the shares of our common stock held by OCM must be voted in the same manner that our other stockholders vote their shares. OCM has a right to nominate a member of our Board of Directors for election for so long as OCM holds shares of our common stock in an amount equal to, in the aggregate, at least one-third (33.33%) of OCM’s initial $125.0 million capital commitment to us, which percentage shall be determined based on the dollar value of the shares of common stock owned by OCM. OCM holds the right to appoint a nominee to the Board of Directors, subject to the conditions previously described, regardless of the Company's size (e.g., assets under management or market capitalization) or the beneficial ownership interests of other stockholders. Further, to the extent OCM’s share ownership falls below one-third of its initial $125.0 million capital commitment under any circumstances, OCM will no longer have the right to appoint a director nominee and will use reasonable efforts to cause such nominee to resign immediately (subject to his or her existing fiduciary duties). Brian Laibow serves on our Board of Directors as OCM’s director nominee and is considered an interested director.

In addition, OCM owns a minority interest in RGC and has the right to appoint a member of RGC’s board of managers as well as a member of RGC’s Investment Committee. Mr. Laibow serves on RGC’s board of managers and investment committee on behalf of OCM.

Mr. Laibow is Managing Director and Co-Head of North America for Oaktree's Global Opportunities Strategy and we expect that he will continue to engage in investment advisory activities for Oaktree, which could result in a conflict of interest and may distract him from his responsibilities to us and RGC. As a result of the relationship with Oaktree and OCM, we are presumed to be an affiliate of Oaktree and OCM under the 1940 Act. As a result, we are not able to invest in the same portfolio companies in which any funds managed by Oaktree or OCM invest without seeking exemptive relief from the SEC.

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

In the course of our investing activities, we pay management and incentive fees to RGC and reimburse our Administrator for certain expenses it incurs on our behalf. As a result, investors in our common stock invest on a "gross" basis and receive distributions on a "net" basis after expenses, resulting in a lower rate of return than an investor might achieve through direct investments. Accordingly, there may be times when the management team of RGC will have interests that differ from those of our stockholders, giving rise to a conflict.

We entered into a license agreement with RGC (the "License Agreement") pursuant to which RGC has granted us a personal, non-exclusive, royalty-free right and license to use the name "Runway Growth Finance". Under the License Agreement, we have the right to use the "Runway Growth Finance" name for so long as RGC or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the "Runway Growth Finance" name.

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

For the majority of our investments, no market-based price quotation is available. As a result, our Board of Directors determines the fair value of these securities in good faith as described in "— Our portfolio securities may not have a readily available market price and, in such a case, we will value these securities at fair value as determined in good faith under procedures adopted by our Board of Directors, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment." In connection with that determination, RGC’s investment team provides our Board of Directors with valuation recommendations based upon the most recent and available information, which generally includes industry outlook, capitalization, financial statements and projected financial results of each portfolio company. Our Board of Directors utilizes the services of certain independent third-party valuation firms to aid it in determining the fair value of these investments. The Board of Directors discusses valuations and determines the fair value in good faith based on the input of RGC, the Audit Committee of the Board of Directors and the applicable third-party valuation firm. The participation of RGC’s investment team in our valuation process, and the pecuniary interest in RGC by certain members of our Board of Directors, could result in a conflict of interest as RGC’s base management fee is based, in part, on the value of our average adjusted gross assets, and RGC’s incentive fee is based, in part, on realized gains and realized and unrealized losses.

We may pay our Adviser an incentive fee on certain investments that include a deferred interest feature.

We underwrite our loans to generally include an end-of-term payment, a PIK interest payment and/or original issue discount. Our end-of-term payments are contractual and fixed interest payments due at the maturity date of the loan, including upon prepayment, and are generally a fixed percentage of the original principal balance of the loan. The portion of our end-of-term payments, which equal the difference between our yield-to-maturity and the stated interest rate on the loan, are recognized as non-cash income or original issue discount until they are paid. In addition, in connection with our equity-related investments, we may be required to accrue original issue discount, which decreases the balance on our secured loans by an amount equal to the value of the warrant investment we receive in connection with the applicable secured loan over its lifetime. Under these types of investments, we accrue interest during the life of the loan on the end-of-term payment, PIK interest payment and/or original issue discount but do not receive the cash income from the investment until the end of the term. However, our pre-incentive fee net investment income, which is used to calculate the income portion of our incentive fee, includes accrued interest. Thus, a portion of this incentive fee is based on income that we have not yet received in cash, such as an end-of-term payment, a PIK interest payment and/or original issue discount.

Risks Related to our Common Stock

We cannot assure you that a market for our common stock will develop or, if one develops, that the market will continue, which would adversely affect the liquidity and price of our common stock.

Our common stock began trading on the Nasdaq Global Select Market LLC under the symbol "RWAY" on October 21, 2021. We cannot assure you that an active trading market will develop for our common stock or, if one develops, that the trading market can be sustained. In addition, we cannot predict the prices at which our common stock will trade. Shares of closed-end investment companies, including BDCs, frequently trade at a discount from their net asset value and our stock may also be discounted in the market. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share of common stock may decline. We cannot predict whether our common stock will trade at, above or below net asset value. In addition, if our common stock trades below its net asset value, we will generally not be able to sell additional shares of our common stock to the public at its market price without first obtaining the approval of our stockholders and our independent directors for such issuance.

A stockholder’s interest in us will be diluted if we issue additional shares, which could reduce the overall value of an investment in us.

Our stockholders do not have preemptive rights to purchase any shares we issue in the future. Our charter authorizes us to issue up to 100.0 million shares of common stock. Pursuant to our charter, a majority of our entire Board of Directors may amend our charter to increase the number of shares of common stock we may issue without stockholder approval. Our Board of Directors may elect to sell additional shares in the future or issue equity interests in private offerings. To the extent we issue additional equity interests at or below net asset value, your percentage ownership interest in us may be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, you may also experience dilution in the book value and fair value of your shares.

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

Any shares of our common stock that were outstanding prior to the completion of the IPO are "restricted securities" under the meaning of Rule 144 promulgated under the Securities Act and may only be sold if such sale is registered under the Securities Act or exempt from registration, including the exemption under Rule 144.

As of December 31, 2022, OCM owned approximately 52% of our total outstanding shares. Subject to applicable securities laws, including Rule 144, sales of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect the prevailing market prices for our common stock. If these sales occur, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so. We cannot predict what effect, if any, future sales of securities, or the availability of securities for future sales, will have on the market price of our common stock prevailing from time to time.

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

•
changes in the value of our portfolio of investments and derivative instruments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among other reasons;
•
changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•
loss of RIC or BDC status;
•
distributions that exceed our net investment income and net income as reported according to U.S. GAAP;
•
changes in earnings or variations in operating results;
•
changes in accounting guidelines governing valuation of our investments;

•
any shortfall in revenue or net income or any increase in losses from levels expected by investors;
•
departure of our Adviser or certain of its key personnel;
•
general economic trends and other external factors; and
•
loss of a major funding source.

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

Subject to our Board of Director’s discretion and applicable legal restrictions, we intend to authorize and declare cash distributions and pay such distributions on a quarterly basis. We expect to pay distributions out of assets legally available for distribution. However, we cannot assure you that we will achieve investment results that will allow us to make a consistent targeted level of distributions or year-to-year increases in distributions. Our ability to pay distributions might be adversely affected by the impact of the risks described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC under the 1940 Act can limit our ability to pay distributions. Distributions from offering proceeds also could reduce the amount of capital we ultimately invest in debt or equity securities of portfolio companies. We cannot assure you that we will pay distributions to our stockholders in the future. See "Business — Regulation as a Business Development Company" in Part I, Item 1 of this Form 10-K.

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

All distributions declared in cash payable to stockholders that are participants in our Dividend Reinvestment Plan will be automatically reinvested in shares of our common stock. In addition, stockholders who elect not to participate in our Dividend Reinvestment Plan may experience accretion to the net asset value of their shares if our shares are trading at a premium to net asset value and dilution if our shares are trading at a discount to net asset value. The level of accretion or discount would depend on various factors, including the proportion of our stockholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the distribution payable to stockholders.

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

Under Maryland General Corporation Law (the "MGCL") and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our Board has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our Board, including approval by a majority of our disinterested directors. If the resolution exempting business combinations is repealed or our Board does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act (the "Control Share Act") acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Act, the Control Share Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction. The SEC staff has rescinded its position that, under the 1940 Act, an investment company may not avail itself of the Control Share Act. As a result, we will amend our bylaws to be subject to the Control Share Act only if our Board of Directors determines it would be in our best interests.

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

Private funds that are excluded from the definition of  "investment company" either pursuant to Section 3(c)(1) or 3(c)(7) of the 1940 Act are restricted from acquiring directly or through a controlled entity more than 3% of our total outstanding voting stock (measured at the time of the acquisition). Investment companies registered under the 1940 Act and BDCs are also generally subject to this restriction as well as other limitations under the 1940 Act that would restrict the amount that they are able to invest in our securities.

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

Since, in certain cases, we may recognize taxable income before or without receiving corresponding cash payments, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain our qualification as a RIC. Accordingly, to satisfy our RIC distribution requirements, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities. If we are not able to obtain cash from other sources, we may fail to qualify for tax treatment as a RIC and thus become subject to U.S. federal income tax at corporate rates. For additional discussion regarding the tax implications of our election to be taxed as a RIC, please see "Business — Certain U.S. Federal Income Tax Considerations — Taxation of the Company" in Part I, Item 1 of this Form 10-K.

Due to the COVID-19 pandemic or other disruptions in the economy, we may reduce or defer our dividends and choose to incur U.S. federal excise tax in order preserve cash and maintain flexibility.

As a BDC, we are not required to make any distributions to stockholders other than in connection with our election to be taxed as a RIC under subchapter M of the Code. In order to maintain our tax treatment as a RIC, we must meet the Annual Distribution Requirement. If we qualify for taxation as a RIC, we generally will not be subject to U.S. federal income tax at corporate rates on our investment company taxable income and net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we timely distribute to stockholders. We will be subject to a 4% U.S. federal excise tax on undistributed earnings of a RIC unless we distribute each calendar year at least the sum of (i) 98% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax.

Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to stockholders of record in the current year, the dividend will be treated for all US federal tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as "spillover dividends," that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2022 until as late as December 31, 2023. If we choose to pay a spillover dividend, we will incur the nondeductible 4% U.S. federal excise tax on some or all of the distribution.

Due to the ongoing COVID-19 pandemic or other disruptions in the economy, we may take certain actions with respect to the timing and amounts of our distributions in order to preserve cash and maintain flexibility. For example, we may reduce our dividends and/or defer our dividends to the following taxable year. If we defer our dividends, we may choose to utilize the spillover dividend rules discussed above and incur the 4% U.S. federal excise tax on such amounts. To further preserve cash, we may combine these reductions or deferrals of dividends with one or more distributions that are payable partially in our stock as discussed below under "—We may choose to pay distributions in our own stock, including in connection with our Dividend Reinvestment Plan, in which case you may be required to pay U.S. federal income tax in excess of the cash you receive."

We may choose to pay distributions in our own stock, including in connection with our Dividend Reinvestment Plan, in which case you may be required to pay U.S. federal income tax in excess of the cash you receive.

We may distribute taxable distributions that are payable in cash or shares of our common stock, including in connection with our Dividend Reinvestment Plan. Under certain applicable provisions of the Code and published IRS guidance, distributions payable from a publicly offered RIC that are payable in cash or in shares of stock at the election of stockholders may be treated as taxable distributions. The IRS has issued a revenue procedure indicating that this rule will apply if the total amount of cash to be distributed is not less than 20% of the total distribution. Under this revenue procedure, if too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in shares of our common stock). We currently expect to qualify as a publicly offered RIC. If we qualify as a publicly offered RIC and decide to make any distributions consistent with this revenue procedures that are payable in part in shares of our common stock, taxable stockholders receiving such distributions will be required to include the full amount of the distribution (whether received in cash, stock or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain distribution) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay U.S. federal income tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the net asset value of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. federal tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in stock. In addition, if a significant number of our stockholders sell shares of our common stock in order to pay U.S. federal income taxes owed on distributions, it may put downward pressure on the net asset value of our common stock.

If we are not treated as a "publicly offered regulated investment company," as defined in the Code, certain U.S. stockholders will be treated as having received a dividend from us in the amount of such U.S. stockholders’ allocable share of the management and incentive fees paid to RGC and certain of our other expenses, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholders.

A "publicly offered RIC" is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. We expect to be treated as a "publicly offered regulated investment company" as a result of shares of our common stock being treated as regularly traded on an established securities market. However, we cannot assure you that we will be treated as a publicly offered regulated investment company for all years. If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. stockholder’s allocable share of the management and incentive fees paid to RGC and certain of our other expenses for the calendar year, and will be deductible by such shareholder only to the extent permitted under the limitations described below. For non-corporate U.S. stockholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered RIC. In particular, these expenses, referred to as miscellaneous itemized deductions, currently are not deductible by non-corporate U.S. stockholders (and beginning in 2026, will be deductible only to non-corporate U.S. stockholders to the extent they exceed 2% of such non-corporate U.S. stockholders’ adjusted gross income, and will not be deductible for alternative minimum tax purposes).

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

The central banks and, in particular, the U.S. Federal Reserve, have taken unprecedented steps since the financial crises of 2008-2009 and again related to the COVID-19 global pandemic and rising inflation rates. It is impossible to predict if, how, and to what extent the United States and other governments would further intervene in the credit markets. Such intervention is often prompted by politically sensitive issues involving family homes, student loans, real estate speculation, credit card receivables, pandemics, etc., and could, as a result, be contrary to what we would predict from an "economically rational" perspective.

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

Any such new or changed laws or regulations could have a material adverse effect on our business or the business of our portfolio companies. The legal, tax and regulatory environment for BDCs, investment advisers and the instruments that they utilize (including derivative instruments) is continuously evolving. In addition, there is significant uncertainty regarding recently enacted legislation (including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") and the regulations that have recently been adopted and future regulations that may or may not be adopted pursuant to such legislation) and, consequently, the full impact that such legislation will ultimately have on us and the markets in which we trade and invest is not fully known. Such uncertainty and any resulting confusion may itself be detrimental to the efficient functioning of the markets and the success of certain investment strategies.

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

We and our service providers continue to be impacted by government actions in response to the COVID-19 pandemic, which are obstructing the regular functioning of business workforces (including an increase in the ability of employees to work from external locations, including their homes). In addition, policies of extended periods of remote working, whether by us or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. Accordingly, the risks described above, are heightened under the current conditions.

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

Our business faces increasing public scrutiny related to environmental, social and governance ("ESG") activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located at 205 N. Michigan Ave., Suite 4200, Chicago, IL 60601 and are provided by the Administrator in accordance with the terms of the Administration Agreement. We and RGC also have offices located in Woodside, California; San Diego, California; Dallas, Texas; and New York, New York. We do not own any real estate. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock began trading on the Nasdaq Global Select Market LLC on October 21, 2021 under the symbol "RWAY" in connection with our IPO of shares of our common stock. Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from NAV per share or at premiums that are unsustainable over the long-term are separate and distinct from the risk that our NAV per share will decrease. It is not possible to predict whether our common stock will trade at, above, or below NAV per share. See "Item 1A. Risk Factors—Risks Related to an Investment in Our Common Stock."

Holders

As of March 2, 2023, there were 162 holders of record of our common stock.

Distributions

To the extent that we have funds available, we intend to make quarterly distributions to our stockholders. Our stockholder distributions, if any, will be determined by our Board of Directors. Any distribution to our stockholders will be declared out of assets legally available for distribution. We anticipate that distributions will be paid from income primarily generated by interest and dividend income earned on investments made by us. We will not be able to determine whether any specific distribution will be treated as made out of our taxable earnings or as a return of capital until after the end of our taxable year. The amount treated as a tax-free return of capital will reduce a stockholder’s adjusted basis in his or her common stock, thereby increasing his or her potential gain or reducing his or her potential loss on the subsequent sale or other disposition of his or her common stock. For the year ended December 31, 2022, the Company declared and paid dividends in the amount of $51.6 million of which $40.7 million was distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s Dividend Reinvestment Plan. For the year ended December 31, 2021, the Company declared and paid dividends in the amount of $44.9 million of which $17.9 million was distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s Dividend Reinvestment Plan. Total distributions for the years ended December 31, 2022 and December 31, 2021 represented distributions from income and not return of capital.

The following table reflects the distributions declared on shares of our common stock during the years ended December 31, 2022 and December 31, 2021 and through March 2, 2023:

Year Ended	Record Date	Payment Date	Distributions per Share
December 31, 2023
First Quarter (through March 2, 2023)	March 7, 2023	March 21, 2023	$0.40
December 31, 2022
First Quarter	March 8, 2022	March 22, 2022	$0.27
Second Quarter	May 10, 2022	May 24, 2022	$0.30
Third Quarter	August 9, 2022	August 23, 2022	$0.33
Fourth Quarter	November 8, 2022	November 22, 2022	$0.36
December 31, 2021
First Quarter	March 5, 2021	March 19, 2021	$0.37
Second Quarter	April 30, 2021	May 13, 2021	$0.37
Third Quarter	July 20, 2021	August 12, 2021	$0.34
Fourth Quarter	November 8, 2021	November 22, 2021	$0.25

We have elected to be treated, currently qualify, and intend to continue to qualify, as a RIC under Subchapter M of the Code. While we intend to qualify to be treated as a RIC annually, we anticipate that we may have difficulty satisfying the asset diversification requirements as we deploy capital and build our investment portfolio. If we fail to qualify as a RIC for any taxable year, we will be subject to U.S. federal income tax at corporate rates on any net taxable income for such year. See "Business — Certain U.S. Federal Income Tax Considerations" in Part I, Item 1 of this Form 10-K and "Note 2 — Summary of Significant Accounting Policies" to our financial statements in Part II, Item 8 of this Form 10-K for more information. To maintain RIC tax treatment, we must distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of our net realized long-term capital losses, if any, to our stockholders. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of: (a) 98% of our ordinary income (not taking into account any capital gains or losses) for such calendar year; (b) 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year; and (c) any net ordinary income and capital gain net income that we recognized in previous years but was not distributed during such years and on which we paid no U.S. federal income tax.

We currently intend to distribute net long-term capital gains if any, at least annually out of the assets legally available for such distributions. However, we may in the future decide to retain some or all of our long-term capital gains but designate the retained amount as a "deemed distribution." In that case, among other consequences, we will pay tax on the retained amount, each U.S. stockholder will be required to include their share of the deemed distribution in income as if it had been distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit equal to their allocable share of the tax paid on the deemed distribution by us. The amount of the deemed distribution net of such tax will be added to such stockholder’s tax adjusted basis in such stockholder’s common stock. Since we expect to pay tax on any retained capital gains at our regular corporate tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual stockholders will be treated as having paid and for which they will receive a credit will exceed the tax they owe on the retained net capital gain. Such excess generally may be claimed as a credit against such individual stockholder’s other U.S. federal income tax obligations or may be refunded to the extent it exceeds such individual stockholder’s liability for U.S. federal income tax. We cannot assure any stockholder that we will achieve results that will permit us to pay any cash distributions, and if we issue senior securities, we may be prohibited from making distributions if doing so would cause us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if such distributions are limited by the terms of any of our borrowings.

Unless a stockholder elects to receive distributions in cash, we intend to make such distributions in additional shares of our common stock under our Dividend Reinvestment Plan. Although distributions paid in the form of additional shares of our common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders participating in our Dividend Reinvestment Plan will not receive any corresponding cash distributions with which to pay any such applicable taxes. If a stockholder holds shares of our common stock in the name of a broker or financial intermediary, such stockholder should contact such broker or financial intermediary regarding the election to receive distributions in cash in lieu of shares of our common stock. Any distributions reinvested through the issuance of shares of our common stock through our Dividend Reinvestment Plan will increase our assets on which the incentive fee is determined and paid to RGC. See "— Dividend Reinvestment Plan" below.

Dividend Reinvestment Plan

We have adopted a Dividend Reinvestment Plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders. As a result of adopting such a plan, if our Board of Directors authorizes, and we declare, a cash dividend or distribution, our stockholders who have opted in our Dividend Reinvestment Plan will have their cash dividends or distributions automatically reinvested in additional shares of our common stock, rather than receiving cash.

If newly issued shares are used to implement the Dividend Reinvestment Plan, the number of shares to be issued to a stockholder will be determined by dividing the total dollar amount of the cash dividend or distribution payable to a stockholder by the market price per share of our common stock at the close of regular trading on the Nasdaq Global Select Market LLC on the payment date of a distribution, or if no sale is reported for such day, the average of the reported bid and ask prices. However, if the market price per share on the payment date of a cash dividend or distribution exceeds the most recently computed net asset value per share, we will issue shares at the greater of (i) the most recently computed net asset value per share and (ii) 95% of the current market price per share (or such lesser discount to the current market price per share that still exceeded the most recently computed net asset value per share).

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

RGC will set up an account for shares of our common stock acquired through the plan for each stockholder who does not elect to receive dividends and distributions in cash and hold such shares in non-certificated form. Those stockholders whose shares are held by a broker or other financial intermediary may receive dividends and distributions in cash by notifying their broker or other financial intermediary of their election.

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

Price Range of Common Stock

Our common stock began trading on the Nasdaq Global Select Market LLC on October 21, 2021 under the symbol "RWAY" in connection with our IPO of shares of our common stock. Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from NAV per share or at premiums that are unsustainable over the long-term are separate and distinct from the risk that our NAV per share will decrease. It is not possible to predict whether our common stock will trade at, above, or below NAV per share. See "Item 1A. Risk Factors—Risks Related to an Investment in Our Common Stock." On March 1, 2023, the last reported closing sales price of our common stock on the Nasdaq Global Select Market LLC was $12.89 per share, which represented a discount of approximately 9.4% to our NAV per share of $14.22 as of December 31, 2022.

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

		Price Range
Period	NAV(1)	High	Low	Premium/Discount of High Sales Price to NAV(2)	Premium/Discount of Low Sales Price to NAV(2)	Cash Distribution per Share(3)
2022
Fourth Quarter	$14.22	$13.52	$11.31	(4.9)%	(20.5)%	$0.36
Third Quarter	14.12	13.81	11.24	(2.2)	(20.4)	0.33
Second Quarter	14.14	14.51	10.98	2.6	(22.3)	0.30
First Quarter	14.45	14.77	12.21	2.2	(15.5)	0.27
2021
Fourth Quarter(4)	$14.65	$13.92	$12.04	(5.0)%	(17.8)%	$0.25

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
(4)
Shares of our common stock began trading on the Nasdaq Global Select Market LLC on October 21, 2021 under the trading symbol "RWAY."

Stock Performance Graph

The following stock performance graph compares the cumulative stockholder return on our common stock from October 21, 2021 (the date our common stock commenced trading on the Nasdaq Global Select Market LLC) to December 31, 2022, with that of the Standard & Poor’s 500 Stock Index, the NASDAQ Financial 100 Index, and the Wells Fargo BDC Index. This graph assumes that on October 21, 2021, $100 was invested in our common stock, the Standard & Poor’s BDC Index, the NASDAQ Financial 100 Index, and the Wells Fargo BDC Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this Annual Report on Form 10-K shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

Among Runway Growth Finance Corp., the Standard & Poor’s 500 Index,

The NASDAQ Financial 100 Index, and the Wells Fargo BDC Index

(1)
Cumulative stockholder return is calculated on the closing stock prices for each respective date.

Recent Sales of Unregistered Securities and Use of Proceeds

Except as previously reported by us on our current reports on Form 8‑K or quarterly reports on Form 10-Q, we did not sell any securities during the period covered by this Form 10‑K that were not registered under the Securities Act.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This annual report on Form 10‑K contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors, and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as "anticipates," "expects," "intends," "plans," "will," "may," "continue," "believes," "seeks," "estimates," "would," "could," "should," "targets," "projects," "outlook," "potential," "predicts" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•
changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;
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
•
the effect of legal, tax and regulatory changes; and
•
the other risks, uncertainties and other factors we identify under "Risk Factors" in Part I, Item 1A of this Form 10‑K and in our other filings with the SEC.

Although we believe the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this annual report on Form 10‑K should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in "Risk Factors" in in Part I, Item 1A of this Form 10‑K.

We have based the forward-looking statements included in this Form 10‑K on information available to us on the date of this Form 10‑K, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including our annual reports on Form 10‑K, quarterly reports on Form 10‑Q and current reports on Form 8‑K.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this annual report on Form 10‑K.

Overview

We are an externally managed, non-diversified closed-end investment management company that was formed on August 31, 2015 as a corporation under the laws of the State of Maryland. We have elected to be regulated as a BDC under the 1940 Act. In addition, we have elected to be treated, currently qualify, and intend to continue to qualify, as a RIC under Subchapter M of the Code. If we fail to qualify as a RIC for any taxable year, we will be subject to U.S. federal income tax at corporate rates on any net taxable income for such year. As a BDC and a RIC, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in "qualifying assets," source-of-income limitations, asset diversification requirements, and the requirement to distribute annually at least the sum of 90% of our investment company taxable income and 90% of our net tax-exempt interest.

We are an "emerging growth company," as defined in the JOBS Act. We will remain an emerging growth company until the last day of our fiscal year following the fifth anniversary of the closing of our IPO, which occurred on October 25, 2021, or until the earliest of   (i) the last day of the first fiscal year in which we have total annual gross revenue of  $1.07 billion or more, (ii) December 31 of the fiscal year in which we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock held by non-affiliates exceeds $700.0 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months), or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period. For so long as we remain an emerging growth company under the JOBS Act, we will be subject to reduced public company reporting requirements.

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

Portfolio Composition and Investment Activity

Portfolio Composition

At December 31, 2022, we had investments in 49 portfolio companies, representing 28 companies in which we held loan and warrant investments, one companies in which we held loan investments and shares of common, preferred stock, or a combination with warrants, six companies in which we held a loan investment only, nine companies in which we held warrant investments only, and five companies in which we held shares of common or preferred stock only, or a combination with warrants. The following table shows the fair value of our investments, by asset class, as of December 31, 2022 (dollars in thousands):

Investments	Cost	Fair Value	% of Total Portfolio
Portfolio Investments
Common Stocks	$8,715	$3,097	0.27%
Preferred Stocks	12,382	12,682	1.13
Senior Secured Term Loans	1,096,724	1,080,121	95.90
Second Lien Term Loans	13,654	13,654	1.21
Warrants	19,127	16,755	1.49
Total Portfolio Investments	1,150,602	1,126,309	100.00

U.S. Treasury Bill	-	-	—
Total Investments	$1,150,602	$1,126,309	100.00%

At December 31, 2021, we had investments in 39 portfolio companies, representing 20 companies where we held loan and warrant investments, 12 companies where we held warrant interests only, and we held one U.S. Treasury Bill. The following table shows the fair value of our investments, by asset class, as of December 31, 2021 (dollars in thousands):

Investments	Cost	Fair Value	% of Total Portfolio
Portfolio Investments
Common Stocks	$4,710	$11,464	1.57%
Preferred Stocks	17,338	17,037	2.34
Senior Secured Term Loans	629,009	623,054	85.41
Second Lien Term Loans	12,873	12,873	1.76
Warrants	18,393	20,087	2.75
Total Portfolio Investments	682,323	684,515	93.83

U.S. Treasury Bill	45,001	45,001	6.17
Total Investments	$727,324	$729,516	100.00%

For the years ended December 31, 2022, December 31, 2021, and December 31, 2020, our debt investment portfolio had a dollar-weighted annualized yield of 13.71%, 13.77%, and 14.91%, respectively. We calculate the yield on dollar-weighted debt investments for any period measured as (1) total related investment income during the period divided by (2) the daily average of the fair value of debt investments outstanding during the period. As of December 31, 2022, our debt investments had a dollar-weighted average outstanding term of 56 months at origination and a dollar-weighted average remaining term of 44 months, or approximately 3.7 years. As of December 31, 2022, substantially all of our debt investments had an original committed principal amount of between $6.0 million and $85.0 million, repayment terms of between 36 months and 62 months and pay cash interest at annual interest rates of between 5.69% and 15.79%.

The following table shows our dollar-weighted annualized yield by investment type for the years ended December 31, 2022, December 31, 2021, and December 31, 2020:

	Fair Value(1)			Cost(2)
	Years Ended December 31,			Years Ended December 31,
	2022	2021	2020	2022	2021	2020
Investment type:
Debt investments	13.71%	13.77%	14.91%	13.50%	13.52%	14.60%
Equity interest	3.42%	2.68%	3.59%	3.28%	3.43%	3.45%
All investments	13.22%	12.74%	13.88%	13.00%	12.78%	13.57%

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

Investment Activity

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments as well as repayments and sales of existing investments. For the year ended December 31, 2022, the Company funded, net of upfront fees at origination, $396.5 million in 14 new portfolio companies and $226.2 million in 12 existing portfolio companies. The Company also received $159.2 million in loan repayments or sales from 8 portfolio companies.

Portfolio Reconciliation

The following is a reconciliation of our investment portfolio, including U.S. Treasury Bills, for the years ended December 31, 2022, 2021 and 2020 (dollars in thousands):

	Years Ended December 31,
	2022	2021	2020
Beginning Investment Portfolio	$729,516	$621,827	$467,982
Purchases of Investments	622,719	424,441	272,533
PIK interest	8,655	2,996	3,690
Purchases of U.S. Treasury Bills	-	210,002	276,000
Amortization of Fixed Income Premiums or Accretion of Discounts	6,863	7,742	9,256
Sales or Repayments of Investments	(159,144)	(297,825)	(107,611)
Scheduled Principal Payments of Investments	(9,754)	(5,777)	(2,949)
Sales and Maturities of U.S. Treasury Bills(1)	(45,000)	(234,999)	(305,984)
Realized Gain (Loss) on Investments	(1,061)	4,154	(5,347)
Net Change in Unrealized Appreciation (Depreciation) on Investments	(26,485)	(3,045)	14,257
Ending Investment Portfolio	$1,126,309	$729,516	$621,827

(1)
Includes $26,000 in U.S. Treasury Bills sold short for the year ended December 31, 2020.

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
2

Performing at or reasonably close to plan. Acceptable business prospects, enterprise value, financial coverage. Maintaining key covenant and payment compliance as agreed. Generally, all new loans are initially graded Category 2.

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

The following tables show the investment ratings of our debt investments at fair value as of December 31, 2022 and December 31, 2021 (dollars in thousands):

	As of December 31, 2022			As of December 31, 2021
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$—	—%	—	$91,424	12.5%	2
2	1,006,247	89.34	30	479,115	65.7	17
3	78,238	6.95	4	47,490	6.5	4
4	—	—	—	3,248	0.4	1
5	9,290	0.82	1	14,650	2.0	1
	$1,093,775	97.11%	35	$635,927	87.1%	25

During 2021 and 2022, the global COVID-19 pandemic, has had limited impact on the investment ratings of our debt investments, taken as a whole. However, the ongoing impact of the COVID-19 pandemic, along with increasing levels of inflation impacting the U.S. economy, U.S. Federal Reserve Bank monetary policy actions, and global political events and their impact on the U.S. capital markets and economy is uncertain and we can make no assurances that the pandemic and other current events will not have a negative impact on our investment portfolio in the future.

Loans and Debt Securities on Non-Accrual Status

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of December 31, 2022, we had one loan to Pivot3 Holdings, Inc., representing an aggregate principal funded of $19.2 million at a fair market value of $9.3 million on non-accrual status, which represents 1.61% of our net assets. As of December 31, 2021, we had six loans to Mojix, Inc. and one loan to Pivot3 Holdings, Inc. representing an aggregate principal funded of $30.3 million at a fair market value of $28.3 million, on non-accrual status, which represents 4.66% of our net assets. As of December 31, 2020, we had six loans to Mojix, Inc. representing an aggregate principal funded of $11.0 million at a fair market value of $9.0 million, on non-accrual status, which represented 1.92% of the Company’s net assets.

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

Comparison of the Years Ended December 31, 2022, 2021 and 2020 (dollars in thousands)

	Years Ended December 31,
	2022		2021		2020
	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)
Investment income
Interest and dividend income	$106,358	$2.60	$67,730	$1.98	$56,369	$2.04
Other income	2,194	0.05	3,628	0.11	1,257	0.05
Total investment income	108,552	2.65	71,358	2.09	57,626	2.09
Operating expenses

Management fees	11,882	0.29	8,989	0.26	6,832	0.25
Incentive fees	13,183	0.32	9,232	0.27	7,261	0.26
Interest expense	13,756	0.34	2,554	0.07	1,064	0.04
Professional fees	2,815	0.07	1,844	0.05	1,597	0.06
Overhead allocation expense	1,020	0.02	827	0.02	678	0.02
Insurance expense	1,016	0.02	339	0.01	105	—
Administration fee	658	0.02	579	0.02	516	0.02
Debt financing fees	3,005	0.07	1,638	0.05	736	0.03
Directors' fees	352	0.01	293	0.01	248	0.01
Tax expense	291	0.01	1	—	1	—
Other expenses	778	0.02	570	0.02	518	0.02
Total operating expenses	48,756	1.19	26,866	0.79	19,556	0.71
Net investment income	59,796	1.46	44,492	1.30	38,070	1.38
Realized gain (loss) on investments	(1,061)	(0.03)	4,172	0.12	(5,347)	(0.19)
Net change in unrealized appreciation (depreciation) on investments	(26,485)	(0.65)	(3,045)	(0.09)	14,257	0.52
Net increase (decrease) in net assets resulting from operations	$32,250	$0.79	$45,619	$1.33	$46,980	$1.70

(1)
The basic per share figures noted above are based on weighted averages of 40,971,242, 34,183,358, and 27,615,425 shares outstanding for the years ended December 31, 2022, 2021, and 2020, respectively.

Investment Income

Our investment objective is to maximize our total return to our stockholders primarily through current income on our loan portfolio, and secondarily through capital appreciation on our warrants and other equity positions. We intend to achieve our investment objective by investing in high growth-potential, private companies. We typically invest in first lien senior secured and second lien secured loans that generally fall into two strategies: Sponsored Growth Lending and Non-Sponsored Growth Lending. Our Sponsored Growth Lending also typically includes the receipt of warrants and/or other equity from venture-backed companies. We expect our investments in loans will generally range from between $10.0 million to $100.0 million, and the upper end of this range may increase as we raise additional capital.

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

Investment income for the years ended December 31, 2022, 2021, and 2019 was $108.6 million, $71.4 million, and $57.6 million, respectively, and includes non-recurring income of $3.9 million, $9.5 million, and $4.5 million, respectively. The increase in interest income for the year ended December 31, 2022 and for the year ended December 31, 2021 was driven by our deployment of capital, increased invested balance, and increased market interest rates.

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

Operating expenses for the years ended December 31, 2022, 2021 and 2020 were $48.8 million, $26.9 million, and $19.6 million, respectively. Operating expenses increased for the year ended December 31, 2022 from the year ended December 31, 2021 primarily due to increased management and incentive fees paid to RGC, interest expense, and debt financing fees. Operating expenses increased for the year ended December 31, 2021 from the year ended December 31, 2020 primarily due to increased management fees paid to RGC, professional fees, debt financing fees, and other expenses. Operating expenses per share for the years ended December 31, 2022, 2021 and 2020 were $1.19 per share, $0.79 per share and $0.71 per share, respectively.

Incentive Fees

Incentive fees for the years ended December 31, 2022, 2021, and 2020 were $13.2 million, $9.2 million, and $7.3 million, respectively. For the year ended December 31, 2022, $11.0 million of the incentive fees were earned, payable in cash, and $2.2 million were deferred and accrued. For the year ended December 31, 2021, $7.4 million of the incentive fees were earned, payable in cash, and $1.8 million were deferred and accrued. For the year ended December 31, 2020, $5.4 million of the incentive fees were earned, payable in cash, and $1.9 million were deferred and accrued. Incentive fees related to paid-in-kind or deferred interest are accrued and payment is deferred until such interest is collected in cash. Incentive fees per share for the years ended December 31, 2022, 2021, and 2020 were $0.32 per share, $0.27 per share, and $0.26 per share, respectively.

Net Investment Income

Net investment income for the years ended December 31, 2022, 2021 and 2020 was $59.8 million, $44.5 million, and $38.1 million, respectively. Net investment income increased for the year ended December 31, 2022 from the year ended December 31, 2021 primarily due to increased interest income earned on our portfolio investments, partially offset by increased management fees and incentive fees and the other operating expenses discussed above. Net investment income increased for the year ended December 31, 2021 from the year ended December 31, 2020 primarily due to increased interest income earned on our portfolio investments, partially offset by increased management fees and incentive fees and the other operating expenses discussed above. Net investment income per share for the years ended December 31, 2022, 2021 and 2020 were $1.46 per share, $1.30 per share and $1.38 per share, respectively.

Net Realized Gain (Loss) on Investment

The net realized loss on investments of $1.1 million for the year ended December 31, 2022 was primarily due to losses on our warrants in Aspen Group, Inc. and CareCloud, Inc. and a loss in our preferred stock in Pivot3 Holdings, Inc., primarily offset by the gains on the sale of common stock in Brilliant Earth Group, Inc. The net realized gain on investments of $4.2 million for the year ended December 31, 2021 was primarily due to the gains on the sale of common stock in Porch Group, Inc. and Ouster, Inc., partially offset by a realized loss on our preferred stock in CareCloud, Inc. The net realized loss on investments of $5.3 million for the year ended December 31, 2020 was primarily due to the loss on our senior secured loan to Aginity, Inc.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Net change in unrealized depreciation on investments of $26.5 million for the year ended December 31, 2022 was primarily due to decreases in the fair value of a senior secured loan to Pivot3, Inc., and decreases in the fair value of our common stock in Brilliant Earth Group, Inc. and Quantum Corporation. Net change in unrealized depreciation on investments of $3.0 million for the year ended December 31, 2021 was primarily due to decreases in the fair value of senior secured loans to Pivot3, Inc. and Aginity Inc., and our warrants for common stock in CareCloud, Inc. This decrease was offset by the increase in the fair value of our senior secured loans to Mojix, Inc. and our units of Brilliant Earth LLC. Net change in unrealized appreciation on investments of  $14.3 million for the year ended December 31, 2020 was primarily due to increases in the fair value of our senior secured loans to Aria Systems, Inc. and our warrants for preferred stock or common stock of Ouster, Inc., MTBC, Inc., and Aspen Group Inc. This increase was offset by the decreases in the fair value of senior secured loans to Circadence Corporation and Pivot3, Inc., and our preferred stock in MTBC, Inc.

Net Increase in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of $32.3 million for the year ended December 31, 2022, as compared to a net increase in net assets resulting from operations of $45.6 million and $47.0 million for the years ended December 31, 2021 and December 31, 2020, respectively. The net decrease in net assets resulting from operations for the year ended December 31, 2022 from the year ended December 31, 2021 is attributable to an increase in operating expenses, particularly increases in interest expense and debt financing fees due to an increase in borrowings used, as well as net change in unrealized position on investments recorded at a loss compared to a gain in the prior year. The decrease is partially offset by an increase in interest and dividend income. The net decrease in net assets resulting from operations for the year ended December 31, 2021 from the year ended December 31, 2020 is attributable to an increase in operating expenses, particularly increases in interest expense and debt financing fees due to an increase in borrowings used, as well as net change in unrealized position on investments recorded at a loss compared to a gain in the prior year. The decrease is partially offset by an increase in interest and dividend income.

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from the net proceeds of the offering of our securities and cash flows from our operations, including investment sales and repayments as well as income earned on investments and cash equivalents. We may also fund a portion of our investments through borrowings under the Credit Facility. We expect that we may also generate cash from any financing arrangements we may enter into in the future and any future offerings of our equity or debt securities. We may fund a portion of our investments through borrowings from banks and issuances of senior securities, which may be secured or unsecured, through registered offerings or private placements. Our primary use of funds is to make investments in eligible portfolio companies, pay our operating expenses and make distributions to holders of our common stock.

As of December 31, 2022 and December 31, 2021, our asset coverage ratio was 203% and 582%, respectively.

During the year ended December 31, 2022, cash and cash equivalents increased to $5.8 million, from $4.7 million as of December 31, 2021. This increase was primarily the result of an increase in interest income received on a monthly basis. During the year ended December 31, 2021, cash and cash equivalents decreased to $4.7 million, from $14.9 million as of December 31, 2020. This decrease was primarily the result of the purchase of investments in portfolio companies and U.S. Treasury Bills as well as repayments under our Credit Facility and was partially offset by sales of investments in portfolio companies, the maturity of U.S. Treasury Bills, the issuance of common stock, proceeds from our 2026 Notes (as defined below) and borrowings under our Credit Facility.

Equity Activity

We have the authority to issue 100,000,000 shares of common stock, $0.01 par value per share.

The shares of common stock issued, the price per share and the proceeds raised, from inception through December 31, 2022, are detailed in the following table (in thousands, except share and per share data):

Issuance Date	Shares Issued	Price per Share	Gross Proceeds
October 8, 2015	1,667	$15.00	$25
December 22, 2016	333,333	15.00	5,000
April 19, 2017	1,000,000	15.00	15,000
June 26, 2017	1,666,667	15.00	25,000
September 12, 2017	2,666,667	15.00	40,000
December 22, 2017	3,000,000	15.00	45,000
May 31, 2018(1)	70,563	14.82	1,046
August 31, 2018(1)	117,582	14.92	1,754
September 27, 2018	1,997,337	15.02	30,000
November 15, 2018(1)	202,779	15.07	3,055
January 14, 2019	4,344,964	15.19	66,000
March 26, 2019(1)	326,431	15.14	4,942
May 21, 2019(1)	374,783	15.13	5,670
May 24, 2019	3,232,189	15.16	49,000
July 16, 2019(1)	464,986	15.13	7,035
August 26, 2019(1)	480,121	14.76	7,088
October 15, 2019	1,666,667	15.00	25,000
November 12, 2019(1)	43,979	14.76	649
December 20, 2019	3,333,333	15.00	50,000
December 23, 2019(1)	487,166	14.52	7,074
March 20, 2020(1)	575,132	14.58	8,385
March 31, 2020	21,021	15.00	315
May 20, 2020(1)	529,020	14.25	7,539
August 6, 2020(1)	550,639	14.41	7,935
October 15, 2020	3,333,333	15.00	50,000
November 12, 2020(1)	593,692	14.46	8,585
March 19, 2021(1)	618,815	14.84	9,183
March 24, 2021	20,461	15.00	307
May 13, 2021(1)	637,127	14.77	9,410
August 12, 2021(1)	575,032	14.61	8,401
September 29, 2021	1,265,128	15.00	18,977
October 25, 2021	6,850,000	14.60	100,010
Total	41,380,614		$617,386

(1)
Shares were issued as part of the Dividend Reinvestment Plan.

Stock Repurchase Plans

On February 24, 2022, the Board of Directors approved the Repurchase Program under which the Company may repurchase up to $25 million of its outstanding common stock. Under the Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. The Repurchase Program was not renewed by the Board of Directors, and expired on February 24, 2023.

The following table provides information regarding our repurchases of our common stock pursuant to the Repurchase Program for the year ended December 31, 2022.

	Total Number of Shares Repurchased	Average Price Paid Per Share	Approximate Dollar Value of Shares That Have Been Purchased Under the Plan (in thousands)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan (in thousands)
Quarter ended March 31, 2022	31,782	$12.88	$409	$24,591
Quarter ended June 30, 2022	381,710	12.76	4,870	19,721
Quarter ended September 30, 2022	331,264	12.14	4,023	15,698
Quarter ended December 31, 2022	126,589	11.96	1,514	14,184
	871,345		$10,816

Contractual Obligations

At December 31, 2022, the Company had $ 315.7 million in unfunded loan commitments, many of which are subject to portfolio company performance milestones, to provide debt financing to 17 portfolio companies. Based on the performance milestones, only a portion of unfunded commitments is currently eligible to be drawn. The Company’s management believes that its cash balances and availability under the Credit Facility provides sufficient funds to cover its unfunded commitments as of December 31, 2022. See "Note 11 — Borrowings" to our financial statements in Part II, Item 8 of this Form 10-K for more information on the Company's borrowings.

Portfolio Company	Investment Type	December 31, 2022
3PL Central LLC	Senior Secured Term Loan	$15,000
Brivo, Inc.	Senior Secured Term Loan	16,000
CloudPay, Inc.	Senior Secured Term Loan	15,000
Dtex Systems, Inc.	Senior Secured Term Loan	15,000
EBR Systems, Inc.	Senior Secured Term Loan	30,000
Intellisite Holdings, Inc. (dba Epic IO Technologies, Inc.)	Senior Secured Term Loan	6,000
Interactions Corporation	Senior Secured Term Loan	10,000
Kin Insurance, Inc.	Senior Secured Term Loan	25,000
Madison Reed, Inc.	Senior Secured Term Loan	2,400
Moximed, Inc.	Senior Secured Term Loan	15,000
Nalu Medical, Inc.	Senior Secured Term Loan	25,000
Revelle Aesthetics, Inc.	Senior Secured Term Loan	12,500
Route 92 Medical, Inc.	Senior Secured Term Loan	42,000
SetPoint Medical Corporation	Senior Secured Term Loan	40,000
Skillshare, Inc.	Senior Secured Term Loan	15,000
Snagajob.com, Inc.	Senior Secured Term Loan	6,785
Synack, Inc.	Senior Secured Term Loan	25,000
Total unused commitments to extend financing		$315,685

	Payments Due by Period
	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 Years
Credit Facility	$337,000	$—	$—	$337,000	$—
2026 Notes	70,000	—	—	70,000	—
2027 Notes	152,250	—	—	152,250
Total	$559,250	$—	$—	$559,250	$—

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Distributions

To the extent that we have funds available, we intend to make quarterly distributions to our stockholders. Our stockholder distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. We anticipate that distributions will be paid from income primarily generated by interest and dividend income earned on investments made by us. Under the Dividend Reinvestment Plan, stockholders receive shares of common stock in place of a cash dividend, unless such stockholder elects to receive the dividend in cash by notifying RGC in writing no later than five days prior to the record date for such distribution.

Prior to our IPO, the number of shares to be issued to a stockholder under the Dividend Reinvestment Plan was determined by dividing the total dollar amount of the distribution payable to such stockholder by the net asset value per share of our common stock, as of the valuation date fixed by the Board of Directors for such dividend.

In connection with our IPO, we entered into our amended and restated Dividend Reinvestment Plan, pursuant to which, if newly issued shares are used to implement the Dividend Reinvestment Plan, the number of shares to be issued to a stockholder will be determined by dividing the total dollar amount of the cash dividend or distribution payable to a stockholder by the market price per share of our common stock at the close of regular trading on the Nasdaq Global Select Market LLC on the payment date of a distribution, or if no sale is reported for such day, the average of the reported bid and ask prices. However, if the market price per share on the payment date of a cash dividend or distribution exceeds the most recently computed net asset value per share, we will issue shares at the greater of (i) the most recently computed net asset value per share and (ii) 95% of the current market price per share (or such lesser discount to the current market price per share that still exceeded the most recently computed net asset value per share).

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

During the year ended December 31, 2022, we declared and paid dividends in the amount of $51.6 million, of which $40.7 million was distributed in cash and the remainder distributed in shares to stockholders pursuant to our Dividend Reinvestment Plan. During the year ended December 31, 2021, we declared and paid dividends in the amount of $44.9 million, of which $17.9 million was distributed in cash and the remainder distributed in shares to stockholders pursuant to our Dividend Reinvestment Plan. During the year ended December 31, 2020, we declared and paid dividends in the amount of $39.7 million, of which $7.3 million was distributed in cash and the remainder distributed in shares to stockholders pursuant to our Dividend Reinvestment Plan.

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. The following table shows the dividends per share declared since our formation through December 31, 2022.

Declaration Date	Record Date	Payment Date	Amount per Share
May 3, 2018	May 15, 2018	May 31, 2018	$0.15
July 26, 2018	August 15, 2018	August 31, 2018	$0.25
November 1, 2018	October 31, 2018	November 15, 2018	$0.35
March 22, 2019	March 22, 2019	March 26, 2019	$0.40
May 2, 2019	May 7, 2019	May 21, 2019	$0.45
May 2, 2019	May 31, 2019	July 16, 2019	$0.46
July 30, 2019	August 5, 2019	August 26, 2019	$0.45
September 27, 2019	September 30, 2019	November 12, 2019	$0.04
December 9, 2019	December 10, 2019	December 23, 2019	$0.40
March 5, 2020	March 6, 2020	March 20, 2020	$0.40
May 7, 2020	May 8, 2020	May 21, 2020	$0.35
August 5, 2020	August 6, 2020	August 20, 2020	$0.36
October 1, 2020	October 1, 2020	November 12, 2020	$0.38
March 4, 2021	March 5, 2021	March 19, 2021	$0.37
April 29, 2021	April 30, 2021	May 13, 2021	$0.37
July 19, 2021	July 20, 2021	August 12, 2021	$0.34
October 28, 2021	November 8, 2021	November 22, 2021	$0.25
February 24, 2022	March 8, 2022	March 22, 2022	$0.27
April 28, 2022	May 10, 2022	May 24, 2022	$0.30
July 28, 2022	August 9, 2022	August 23, 2022	$0.33
October 27, 2022	November 8, 2022	November 22, 2022	$0.36

Critical Accounting Policies

Basis of Presentation

The preparation of the financial statements and related disclosures in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reports. Actual results could materially differ from those estimates. We believe that our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, include the valuation of investments and our election to be treated, and intent to qualify annually, as a RIC. See "Note 2 — Summary of Significant Accounting Policies" to our financial statements for the year ended December 31, 2022, which describes our critical accounting policies and recently adopted accounting pronouncements not yet required to be adopted by us.

Valuation of Investments

We measure the value of our portfolio investments at fair value in accordance with ASC Topic 820, Fair Value Measurements ("ASC Topic 820"), issued by the Financial Accounting Standards Board ("FASB"). Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Rule 2a-5 under the 1940 Act was adopted by the SEC in December 2020 and establishes a framework for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform fair value determinations. Rule 2a-5 also defines when market quotations are "readily available" for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. The SEC also adopted new Rule 31a-4 under the 1940 Act ("Rule 31a-4"), which provides the recordkeeping requirements associated with fair value determinations. Finally, the SEC rescinded previously issued guidance on related issues, including the role of the board in determining fair value and the accounting and auditing of fund investments. Rule 2a-5 and Rule 31a-4 became effective on March 8, 2021, and had a compliance date of September 8, 2022. While our board of directors has not elected to designate RGC as the valuation designee, the Company has adopted certain revisions to its valuation policies and procedures in order to comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.

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

Warrants. Fair value of warrants is primarily determined using a Black Scholes option-pricing model. Privately held warrants and equity-related securities are valued based on an analysis of various factors including, but not limited to, the following:

•
Underlying enterprise value of the issuer is estimated based on information available, including any information regarding the most recent rounds of issuer funding. Valuation techniques to determine enterprise value include market multiple approaches, income approaches or approaches that utilize recent rounds of financing and the portfolio company’s capital structure to determine enterprise value. Valuation techniques are also utilized to allocate the enterprise fair value of a portfolio company to the specific class of common or preferred stock exercisable in the warrant. Such techniques take into account the rights and preferences of the portfolio company’s securities, expected exit scenarios, and volatility associated with such outcomes to allocate the fair value to the specific class of stock held in the portfolio. Such techniques include Option Pricing Models, or "OPM," including back-solve techniques, Probability Weighted Expected Return Models, or "PWERM," and other techniques as determined to be appropriate.
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

Fair Value

The Company’s assets measured at fair value on a recurring basis subject to the requirements of ASC Topic 820 at December 31, 2022 and 2021 were as follows (in thousands):

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Common Stock	$501	$1,422	$1,174	$3,097
Preferred Stock	12,335	-	347	12,682
Senior Secured Term Loans	-	-	1,080,121	1,080,121
Second Lien Term Loans	-	-	13,654	13,654
Warrants	-	105	16,650	16,755
Total Portfolio Investments	12,836	1,527	1,111,946	1,126,309
Total Investments	$12,836	$1,527	$1,111,946	$1,126,309

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Common Stock	$2,560	$8,904	$-	$11,464
Preferred Stock	15,705	-	1,332	17,037
Senior Secured Term Loans	-	-	623,054	623,054
Second Lien Term Loans	-	-	12,873	12,873
Warrants	-	-	20,087	20,087
Total Portfolio Investments	18,265	8,904	657,346	684,515
U.S. Treasury Bill	45,001	-	-	45,001
Total Investments	$63,266	$8,904	$657,346	$729,516

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

Management and Incentive Fees

We accrue for base management fees and incentive fees. The accrual for incentive fees includes the recognition of incentive fees on unrealized capital gains, even though such incentive fees are neither earned nor payable to RGC until the gains are both realized and in excess of unrealized depreciation on investments. See "Note 8 — Related Party Agreements and Transactions" to our financial statements in Part II, Item 8 of this Form 10‑K for more information on the Advisory Agreement and the fee structure thereunder.

Income Taxes

We have elected to be treated, and currently qualify and intend to qualify annually, as a RIC under Subchapter M of the Code. A RIC generally is not subject to U.S. federal income tax on distributed income and gains if it timely distributes at least 90% of its net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any, to its stockholders. So long as we qualify, and maintain our status, as a RIC, we generally will not be subject to U.S. federal income tax on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. Rather, any tax liability related to income earned by us represents obligations of our investors and will not be reflected in the financial statements of the Company. We intend to make sufficient distributions to maintain our RIC tax treatment each year and we do not anticipate paying any material U.S. federal income taxes in the future.

Distributions

Distributions to common stockholders are recorded on the applicable record date. The amount, if any, to be distributed to common stockholders is determined by the Board each quarter and is generally based upon earnings estimated by management. Net realized capital gains, if any, are generally distributed at least annually.

Recent Developments

We evaluated events subsequent to December 31, 2022, through March 2, 2023.

On January 3, 2023, TRACON Pharmaceuticals, Inc. prepaid its outstanding principal balance of $10.0 million on the senior secured loan.

On January 4, 2023, we entered into an amendment (the "Credit Agreement Amendment") to the Amended and Restated Credit Agreement dated as of April 20, 2022 (the "Credit Agreement"), among the Company, as borrower; the financial institutions parties thereto as lenders (the "Lenders"); KeyBank National Association, as administrative agent for the Lenders; CIBC Bank USA, as documentation agent; MUFG Bank, Ltd., as co-documentation agent; and U.S. Bank Trust Company, National Association, as collateral custodian and paying agent. The Credit Agreement Amendment amended the Credit Agreement to, among other things, (i) revise the liquidity covenant to incorporate coverage for delayed draw term loans within the Company’s pledged loan portfolio and make additional clarifying modifications to the covenant; (ii) add a swingline sub-commitment within the KeyBank commitment to accommodate the potential for delayed fundings of Lender advances; and (iii) change the requirements for future facility amount increases under the accordion provisions of the Credit Agreement. In conjunction with the Credit Agreement Amendment, we increased the facility amount under the Credit Agreement by $50.0 million pursuant to the existing accordion provisions of the Credit Agreement. As part of the increased facility amount, Autobahn Funding Company LLC and Valley National Bank became new Lenders. The amendments to the Credit Agreement were effective as of January 4, 2023, with the exception of the revision to the liquidity covenant, which was effective as of December 31, 2022.

On January 31, 2023, we funded an investment of $2.0 million to Intellisite Holdings, Inc. (dba Epic IO Technologies,Inc.).

On February 23, 2023, the Board of Directors declared an ordinary distribution of $0.40 per share and a supplemental distribution of $0.05 per share for stockholders of record on March 7, 2023 payable on or before March 21, 2023.

On February 23, 2023, we funded an investment of $4.0 million to Brivo, Inc.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We commenced investment activities in portfolio securities during the quarter ended June 30, 2017 and commenced investment activities in U.S. Treasury Bills during the quarter ended December 31, 2016.

We are subject to financial market risk, including changes in the valuations of our investment portfolio. Market risk includes risks that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The prices of securities held by us may decline in response to certain events, including those directly involving the companies we invest in; conditions affecting the general economy; overall market changes; legislative reform; local, regional, national or global political, social or economic instability; and interest rate fluctuations. Uncertainty with respect to the ongoing economic effects of the COVID‑19 pandemic has introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks. For additional information concerning the COVID‑19 pandemic and its potential impact on our business and our operating results, see Part I, Item 1A. Risk Factors.

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

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, and cash and cash equivalents. Changes in interest rates can also affect our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including SOFR, and Prime rates. Increasing interest rates could have the effect of increasing our total investment income once interest rates increase above contractual interest rates floors to which our portfolio companies are subject. Conversely, we would expect the cost of our floating rate Credit Facility and unsecured notes to increase as well, offsetting the positive effect on our net interest income.

As of December 31, 2022, 99%, or $1,084.5 million, of our debt portfolio investments bore interest at variable rates, consisting of approximately 67% based on SOFR and 32% based on Prime. As a policy, any interest in excess of the cash cap, if applicable, as determined on an individual loan basis will accrue to principal and be treated as PIK interest. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase our investment income by a maximum of $21.9 million and decrease our investment income by a maximum of $20.6 million, due to certain floors, on an annual basis.

Our debt borrowings under the Credit Facility bear interest at a floating rate, all other outstanding debt borrowings bear interest at a fixed rate. Borrowings under the Credit Facility bear interest on a per annum basis equal to the SOFR plus an applicable margin rate that ranges from 2.95% to 3.35% per annum depending on the Company's leverage ratio and number of eligible loans in the collateral pool. For additional information regarding the interest rate associated with each of our debt borrowings, see "Note 11 — Borrowings" to our financial statements in Part II, Item 8 of this Form 10‑K.

Because we currently borrow, and plan to borrow in the future, to originate loans and securities, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest the funds borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio.

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

In addition, any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved and may be exacerbated by the COVID‑19 pandemic and its impact on foreign financial markets. See "Risk Factors — Risks Related to Our Business and Structure" in Part I, Item 1A of this Form 10‑K.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Runway Growth Finance Corp.

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Runway Growth Finance Corp. (the Company), including the schedules of investments, as of December 31, 2022 and 2021, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes, which include the senior securities table, to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2022 and 2021, by correspondence with the custodians and portfolio companies and other appropriate procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company’s auditor since 2015.

Chicago, Illinois
March 2, 2023

RUNWAY GROWTH FINANCE CORP.

Statements of Assets and Liabilities

(In thousands, except share and per share data)

	December 31, 2022	December 31, 2021
Assets
Investments at fair value:
Non-control/non-affiliate investments at fair value (cost of $1,126,879 and $647,449, respectively)	$1,114,935	$655,384
Affiliate investments at fair value (cost of $4,551 and $0, respectively)	2,084	—
Control investments at fair value (cost of $19,172 and $34,874, respectively)	9,290	29,131
Investment in U.S. Treasury Bills at fair value (cost of $0 and $45,001, respectively)	—	45,001
Total investments at fair value (cost of $1,150,602 and $727,324, respectively)	1,126,309	729,516
Cash and cash equivalents	5,761	4,697
Accrued interest receivable	6,741	2,369
Other assets	2,955	1,766
Total assets	1,141,766	738,348
Liabilities
Debt:
Credit facility	337,000	61,000
2026 Notes	70,000	20,000
2027 Notes	152,250	—
Unamortized deferred debt costs	(10,293)	(1,511)
Total debt, less unamortized deferred debt costs	548,957	79,489
Reverse repurchase agreement	—	44,775
Incentive fees payable	8,808	6,010
Interest payable	6,221	249
Accrued expenses and other liabilities	1,728	1,630
Total liabilities	565,714	132,153
Commitments and contingencies (Note 3)
Net assets
Common stock, par value	414	414
Additional paid-in capital	605,774	606,048
Distributable (losses)	(19,320)	(267)
Treasury stock	(10,816)	—
Total net assets	$576,052	$606,195

Shares of common stock outstanding ($0.01 par value, 100,000,000 shares authorized)	40,509,269	41,380,614
Net asset value per share	$14.22	$14.65

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Statements of Operations

(In thousands, except share and per share data)

	Years Ended December 31,
	2022	2021	2020

Investment income
From non-control/non-affiliate investments:
Interest income	$95,264	$63,226	$51,324
Payment in-kind interest income	5,558	2,992	3,690
Dividend income	1,338	1,395	1,355
Fee income	2,184	3,627	1,207
From affiliate investments:
Interest income	5	—	—
Payment in-kind interest income	96	—	—
Fee income	8	—	—
From control investments:
Interest income	1,112	113	—
Payment in-kind interest income	2,985	4	—
Other income	2	1	50
Total investment income	108,552	71,358	57,626
Operating expenses
Management fees	11,882	8,989	6,832
Incentive fees	13,183	9,232	7,261
Interest expense	13,756	2,554	1,064
Professional fees	2,815	1,844	1,597
Overhead allocation expense	1,020	827	678
Insurance expense	1,016	339	105
Administration fee	658	579	516
Debt financing fees	3,005	1,638	736
Directors' fees	352	293	248
Tax expense	291	1	1
Other expenses	778	570	518
Total operating expenses	48,756	26,866	19,556
Net investment income	59,796	44,492	38,070
Realized and unrealized gain (loss) on investments
Realized gain (loss) on non control/non-affiliate investments, including U.S. Treasury Bills	939	4,172	(5,347)
Realized gain (loss) on control investments	(2,000)	—	—
Net realized gain (loss) on investments	(1,061)	4,172	(5,347)
Net change in unrealized appreciation (depreciation) on non control/non-affiliate investments, including U.S. Treasury Bills	(18,870)	(16,231)	13,970
Net change in unrealized appreciation (depreciation) on affiliate investments	(3,476)	—	—
Net change in unrealized appreciation (depreciation) on control investments	(4,139)	13,186	287
Net change in unrealized appreciation (depreciation) on investments and U.S. Treasury Bills	(26,485)	(3,045)	14,257
Net realized and unrealized gain (loss) on investments	(27,546)	1,127	8,910
Net increase in net assets resulting from operations	$32,250	$45,619	$46,980
Net increase in net assets resulting from operations per common share	$0.79	$1.33	$1.70
Net investment income per common share	$1.46	$1.30	$1.38
Weighted average shares outstanding	40,971,242	34,183,358	27,617,425

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Statements of Changes in Net Assets

(In thousands, except share and per share data)

	Common Stock
	Shares (1)	Amount	Treasury Stock	Paid-in Capital in Excess of Par Value	Accumulated Undistributed Earnings (Losses)	Total Net Assets

Balances at December 31, 2019	25,811,214	$258	$—	$384,370	$(8,315)	$376,313
Net increase in net assets resulting from operations	—	—	—	—	46,980	46,980
Issuance of common stock	3,354,354	34	—	50,282	—	50,316
Reinvestment of dividends	2,248,483	22	—	32,421	—	32,443
Refunds (payments) of offering costs	—	—	—	(99)	—	(99)
Dividends paid to stockholders	—	—	—	—	(39,709)	(39,709)
Tax reclassification	—	—	—	(101)	101	—
Balances at December 31, 2020	31,414,051	314	—	466,873	(943)	466,244
Net increase in net assets resulting from operations	—	—	—	—	45,619	45,619
Issuance of common stock	8,135,589	82	—	119,212	—	119,294
Reinvestment of dividends	1,830,974	18	—	26,977	—	26,995
Refunds (payments) of offering costs	—	—	—	(7,014)	—	(7,014)
Dividends paid to stockholders	—	—	—	—	(44,943)	(44,943)
Balances at December 31, 2021	41,380,614	414	—	606,048	(267)	606,195
Net increase in net assets resulting from operations	—	—	—	—	32,250	32,250
Acquisition of treasury shares	(871,345)		(10,816)	—	—	(10,816)
Refunds (payments) of offering costs	—	—	—	16	—	16
Dividends paid to stockholders	—	—	—	—	(51,593)	(51,593)
Tax reclassification	—	—	—	(290)	290	—
Balances at December 31, 2022	40,509,269	$414	$(10,816)	$605,774	$(19,320)	$576,052

(1)			Number of shares is shown net of treasury stock repurchases.

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net increase in net assets resulting from operations	$32,250	$45,619	$46,980
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(622,719)	(424,445)	(272,533)
Purchases of U.S. Treasury Bills	—	(210,002)	(276,000)
Payment in-kind interest	(8,655)	(2,992)	(3,690)
Sales or repayments of investments	168,898	303,602	110,560
Sales or maturities of U.S. Treasury Bills	45,000	234,999	279,984
Proceeds from U.S. Treasury Bills sold short	—	—	26,000
Net realized (gain) loss on investments, including U.S. Treasury Bills	1,061	(4,172)	5,347
Net change in unrealized (appreciation) depreciation on investments, including U.S. Treasury Bills	26,485	3,045	(14,257)
Amortization of fixed income premiums or accretion of discounts	(6,863)	(7,742)	(9,256)
Amortization of deferred debt costs	1,390	472	225
Changes in operating assets and liabilities:
Accrued interest receivable	(4,372)	314	(741)
Other assets	(1,189)	(1,270)	73
Incentive fees payable	2,798	1,003	1,424
Interest payable	5,972	(219)	(32)
Accrued expenses and other liabilities	98	542	(175)
Net cash used in operating activities	(359,846)	(61,246)	(106,091)
Cash flows from financing activities
Payments of deferred financing costs	(10,172)	(400)	(830)
Borrowings under credit facility	484,000	161,000	200,500
Repayments under credit facility	(208,000)	(199,000)	(162,500)
Proceeds from 2026 Notes	50,000	20,000	—
Proceeds from 2027 Notes	152,250	—	—
Proceeds from reverse repurchase agreements	—	149,249	248,749
Repayments of reverse repurchase agreements	(44,775)	(174,124)	(253,693)
Acquisition of treasury shares	(10,816)	—	—
Dividends paid to stockholders	(51,593)	(17,948)	(7,266)
Refunds (payments) of offering costs	16	(7,014)	(99)
Cash received from common stock issued	—	119,294	50,316
Net cash provided by financing activities	360,910	51,057	75,177
Net increase (decrease) in cash	1,064	(10,189)	(30,914)
Cash and cash equivalents at beginning of period	4,697	14,886	45,800
Cash and cash equivalents at end of period	$5,761	$4,697	$14,886
Supplemental and non-cash financing cash flow information:
Taxes paid	$1	$—	$100
Interest paid	7,784	2,773	1,096
Non-cash portfolio purchases	6,081	2,925	23,959
Non-cash dividend reinvestments	—	26,995	32,443

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments

December 31, 2022

(In thousands, except share and per share data)

Portfolio Companies	Investment Description(1),(5),(9)	Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (2),(6)	Footnotes
Non-Control/Non-Affiliate Investments
Senior Secured Term Loans
Application Software
Circadence Corporation	SOFR+9.50% PIK, 12.26% floor, 7.50% ETP	12/20/2018	12/15/2023	19,928	21,260	17,083	(4)(8)
Dtex Systems, Inc.	SOFR+9.25%, 9.75% floor, 1.75% ETP	6/1/2021	6/1/2025	10,000	10,033	10,033	(8)
FiscalNote, Inc.	PRIME+5.00%, 9.00% floor, 1.00% PIK, 4.25% ETP	10/19/2020	7/15/2027	39,151	38,655	38,655	(4)(8)
	PRIME+5.00%, 9.00% floor, 1.00% PIK, 4.25% ETP	9/30/2021	7/15/2027	8,700	8,663	8,663	(4)(8)
	PRIME+5.00%, 9.00% floor, 1.00% PIK, 4.25% ETP	3/28/2022	7/15/2027	17,400	17,148	17,148	(4)(8)
VTX Intermediate Holdings, Inc. (dba VertexOne)	SOFR+9.00%, 9.50% floor, 4.50% ETP	12/28/2021	12/28/2026	75,000	75,033	75,033	(8)
	SOFR+9.00%, 9.50% floor, 4.50% ETP	5/31/2022	12/28/2026	10,000	9,967	9,967	(8)
Total Application Software - 30.66%*					180,759	176,582

Biotechnology
Mustang Bio, Inc.	SOFR+8.75%, 9.25% floor, 3.50% ETP	3/4/2022	4/15/2027	30,000	29,709	29,709	(8)
TRACON Pharmaceuticals, Inc.	PRIME+5.00%, 8.50% floor, 4.25% ETP	9/2/2022	9/1/2026	10,000	9,795	10,000	(8)
Total Biotechnology - 6.89%*					39,504	39,709

Data Processing & Outsourced Services
Interactions Corporation	SOFR+9.26%, 9.76% floor, 3.4375% ETP	6/24/2022	6/15/2027	40,000	39,504	39,504	(8)
ShareThis, Inc.	SOFR+9.25%, 11.86% floor, 3.00% ETP	12/3/2018	7/15/2025	19,250	19,710	19,388	(8)
	SOFR+9.25%, 11.86% floor, 3.00% ETP	1/7/2019	7/15/2025	750	768	755	(8)
	SOFR+9.25%, 11.86% floor, 3.00% ETP	7/24/2019	7/15/2025	1,000	1,022	1,007	(8)
	SOFR+8.25%, 10.86% floor, 3.00% ETP	8/18/2020	7/15/2025	1,000	1,026	1,007	(8)
Vesta Payment Solutions, Inc.	SOFR+7.00%, 9.00% floor, 3.00% ETP	11/29/2022	11/15/2026	25,000	24,521	24,521	(8)
Total Data Processing & Outsourced Services - 14.96%*					86,551	86,182

Education Services
Turning Tech Intermediate, Inc. (dba Echo 360, Inc.)	SOFR+8.50%, 9.00% floor, 13.00% cash cap, 3.00% ETP	6/22/2021	12/14/2025	20,000	20,266	20,266	(4)(8)
	SOFR+8.50%, 9.00% floor, 13.00% cash cap, 3.00% ETP	3/28/2022	12/14/2025	5,000	5,039	5,039	(4)(8)
Total Education Services - 4.39%*					25,305	25,305

Electronic Equipment & Instruments
Brivo, Inc.	SOFR+6.85%, 10.89% floor, 50% of interest PIK, 3.00% ETP	10/20/2022	10/20/2027	44,378	43,912	43,912	(4)(8)
Intellisite Holdings, Inc. (dba Epic IO Technologies, Inc.)	SOFR+9.75%, 10.25% floor, 2.00% ETP	12/17/2021	12/17/2025	19,000	18,788	18,788
	SOFR+9.75%, 10.25% floor, 2.00% ETP	2/28/2022	12/17/2025	3,000	2,989	2,989
	SOFR+9.75%, 10.25% floor, 2.00% ETP	3/29/2022	12/17/2025	5,000	4,970	4,970
	SOFR+9.75%, 10.25% floor, 2.00% ETP	7/19/2022	12/17/2025	3,000	2,976	2,976
	SOFR+9.75%, 10.25% floor, 2.00% ETP	11/16/2022	12/17/2025	2,000	1,958	1,958
	SOFR+9.75%, 10.25% floor, 2.00% ETP	12/27/2022	12/17/2025	2,000	1,958	1,958
Total Electronic Equipment & Instruments - 13.46%*					77,551	77,551

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments – (continued)

December 31, 2022

(In thousands, except share and per share data)

Portfolio Companies	Investment Description(1),(5),(9)	Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (2),(6)	Footnotes
Non-Control/Non-Affiliate Investments
Senior Secured Term Loans
Health Care Equipment
Moximed, Inc.	PRIME+5.25%, 8.75% floor, 3.50% ETP	6/24/2022	7/1/2027	15,000	14,772	14,772	(8)
Revelle Aesthetics, Inc.	PRIME+5.50%, 8.75% floor, 4.00% ETP	3/30/2022	4/1/2027	12,500	12,377	12,377	(8)
Total Health Care Equipment - 4.71%*					27,149	27,149

Health Care Technology
Allurion Technologies, Inc.	PRIME+6.44%, 9.50% floor, 3.00% ETP	12/30/2021	12/30/2026	5,000	4,917	4,917	(8)
	PRIME+6.44%, 9.50% floor, 3.00% ETP	12/30/2021	12/30/2026	20,000	20,151	20,151	(8)
	PRIME+6.44%, 9.50% floor, 3.00% ETP	6/14/2022	12/30/2026	15,000	14,850	14,850	(8)
	PRIME+6.44%, 9.50% floor, 3.00% ETP	10/27/2022	12/30/2026	15,000	14,797	14,797	(8)
EBR Systems, Inc.	PRIME+4.90%, 8.90% floor, 4.50% ETP	6/30/2022	6/15/2027	20,000	19,648	19,648	(8)
Gynesonics, Inc.	SOFR+8.75%, 9.25% floor, 3.50% ETP	12/1/2020	12/1/2025	30,000	30,135	30,135	(8)
	SOFR+8.75%, 9.25% floor, 3.50% ETP	8/30/2022	12/1/2025	20,000	19,887	19,887	(8)
Mingle Healthcare Solutions, Inc.	SOFR+9.50%, 12.01% floor, .25% PIK, 10.50% ETP	8/15/2018	12/15/2023	4,015	4,615	3,821	(4)(8)
Nalu Medical, Inc.	PRIME+2.70%, 6.70% floor, 2.00% PIK, 4.50% ETP	10/12/2022	10/12/2027	20,071	19,756	19,756	(4)(8)
Route 92 Medical, Inc.	SOFR+8.48%, 8.98% floor, 3.95% ETP	8/17/2021	7/1/2026	13,000	12,843	12,843	(8)
SetPoint Medical Corporation	SOFR+5.75%, 9.00% floor, 4.00% ETP	12/29/2022	12/1/2027	25,000	24,802	24,802	(8)
VERO Biotech LLC	SOFR+9.05%, 9.55% floor, 3.00% ETP	12/29/2020	12/1/2024	25,000	25,125	25,125	(8)
	SOFR+9.05%, 9.55% floor, 3.00% ETP	3/30/2021	12/1/2024	15,000	15,183	15,183	(8)
Total Health Care Technology - 39.22%*					226,709	225,915

Human Resource & Employment Services
CloudPay, Inc.	PRIME+6.25%, 10.25% floor, 2.00% ETP	9/26/2022	8/17/2027	60,000	59,693	59,693	(3)(8)(12)
Snagajob.com, Inc.	SOFR+8.50%, 9.00% floor, 9.00% cash cap, 2.75% ETP	9/29/2021	9/1/2025	37,609	37,574	36,785	(4)(8)
Total Human Resource & Employment Services - 16.75%*					97,267	96,478

Internet & Direct Marketing Retail
Madison Reed, Inc.	PRIME+4.75%, 11.00% floor, 3.00% ETP	12/16/2022	12/16/2026	9,600	9,353	9,353	(8)
Marley Spoon AG	SOFR+8.50%, 1.25% PIK, 9.26% floor	6/30/2021	6/15/2025	26,780	26,567	26,567	(3)(4)(8)(11)
	SOFR+8.50%, 1.25% PIK, 9.26% floor	12/29/2021	6/15/2025	8,199	8,158	8,158	(3)(4)(8)(11)
	SOFR+8.50%, 1.25% PIK, 9.26% floor	6/14/2022	6/15/2025	11,775	11,775	11,775	(3)(4)(8)(11)
Total Internet & Direct Marketing Retail - 9.70%*					55,853	55,853

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments – (continued)

December 31, 2022

(In thousands, except share and per share data)

Portfolio Companies	Investment Description(1),(5),(9)	Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (2),(6)	Footnotes
Non-Control/Non-Affiliate Investments
Senior Secured Term Loans
Internet Software and Services
Bombora, Inc.	SOFR+5.00%, 5.76% floor, 3.75% PIK, 2.00% ETP	3/31/2021	3/31/2025	21,341	21,337	21,337	(4)(8)
Fidelis Cybersecurity, Inc.	SOFR+11.00%, 12.00% floor, 2.39% ETP	5/13/2021	5/13/2024	12,205	12,360	11,857	(8)
	SOFR+11.00%, 12.00% floor, 2.00% ETP	3/25/2022	5/13/2024	8,947	8,986	8,692	(8)
INRIX, Inc.	SOFR+9.00%, 9.76% floor, 2.50% ETP	11/15/2021	11/15/2025	40,000	40,296	40,296	(8)
	SOFR+9.00%, 9.76% floor, 2.50% ETP	5/3/2022	11/15/2025	5,000	5,033	5,033	(8)
Skillshare, Inc.	SOFR+6.50%, 10.72% floor, 3.00% ETP	11/8/2022	11/8/2026	25,000	24,414	24,414	(8)
Synack, Inc.	PRIME+4.25%, 8.25% floor	6/30/2022	6/30/2027	35,000	34,906	34,906	(8)
Total Internet Software and Services - 25.44%*					147,332	146,535

Property & Casualty Insurance
Kin Insurance, Inc.	PRIME+6.25%, 12.50% floor, 3.00% ETP	9/26/2022	9/15/2026	50,000	49,143	49,143	(8)
Total Property & Casualty Insurance - 8.53%*					49,143	49,143

System Software
3PL Central LLC	SOFR+4.50%, 6.50 floor, 2.50% PIK, 2.00% ETP	11/9/2022	11/9/2027	65,163	64,429	64,429	(4)(8)
Total System Software - 11.18%*					64,429	64,429

Total Senior Secured Term Loans - 185.89%*					1,077,552	1,070,831

Second Lien Term Loans
System Software
Dejero Labs Inc.	SOFR+5.00%, 5.50 floor, 5.00% PIK, 3.00% ETP	12/22/2021	12/22/2025	13,661	13,654	13,654	(3)(4)(8)(10)
Total System Software - 2.37%*					13,654	13,654

Total Second Lien Term Loans - 2.37%*					13,654	13,654

Preferred Stocks
Application Software
Aria Systems, Inc.	Series G	7/10/2018		289,419	250	347	(7)
Total Application Software - 0.06%*					250	347

Health Care Technology
CareCloud, Inc.	11% Series A Cumulative Redeemable Perpetual	1/8/2020		462,064	12,132	12,335	(15)(17)
Total Health Care Technology - 2.14%*					12,132	12,335

Total Preferred Stocks - 2.20%*					12,382	12,682

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments – (continued)

December 31, 2022

(In thousands, except share and per share data)

Portfolio Companies	Investment Description(1),(5),(9)	Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (2),(6)	Footnotes
Non-Control/Non-Affiliate Investments
Common Stocks
Application Software
FiscalNote, Inc.		10/19/2020		230,881	438	1,422	(7)(19)
Total Application Software - 0.25%*					438	1,422

Technology Hardware, Storage & Peripherals
Quantum Corporation		8/13/2021		459,720	2,607	501	(3)(7)(15)(17)
zSpace, Inc.		12/31/2020		6,078,499	1,119	—	(7)
Total Technology Hardware, Storage & Peripherals - 0.09%*					3,726	501

Total Common Stocks - 0.34%*					4,164	1,923

Warrants
Advertising
STN Video Inc.	Class B Non-Voting Stock	6/30/2017	6/30/2027	191,500	246	—	(3)(7)
Total Advertising - 0.00%*					246	—

Application Software
3DNA Corp. (dba NationBuilder)	Series C-1 Preferred Stock	12/28/2018	12/28/2028	273,164	104	—	(7)
Aria Systems, Inc.	Series G Preferred Stock	6/29/2018	6/29/2028	2,387,705	1,048	2,865	(7)
Circadence Corporation	Series A-6 Preferred Stock	12/20/2018	12/20/2028	1,538,462	3,630	87	(7)
	Series A-6 Preferred Stock	10/31/2019	10/31/2029	384,615	845	22	(7)
Dtex Systems, Inc.	Series C-Prime Preferred Stock	6/1/2018	6/1/2025	500,000	59	214	(7)
	Series C-Prime Preferred Stock	7/11/2019	7/11/2026	833,333	115	356	(7)
FiscalNote, Inc.	Earnout	7/29/2022	7/29/2027	—	127	105	(7)(13)(19)
Porch Group, Inc.	Earnout	12/23/2020	12/23/2023	—	—	—	(7)(13)(15)
Total Application Software - 0.63%*					5,928	3,649

Biotechnology
Mustang Bio, Inc.	Common Stock	3/4/2022	3/4/2032	748,036	315	59	(7)
TRACON Pharmaceuticals, Inc.	Common Stock	9/2/2022	9/2/2032	150,753	226	157	(7)(15)
Total Biotechnology - 0.04%*					541	216

Computer & Electronics Retail
Massdrop, Inc.	Series B Preferred Stock	7/22/2019	7/22/2029	848,093	183	68	(7)
Total Computer & Electronics Retail - 0.01%*					183	68

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments – (continued)

December 31, 2022

(In thousands, except share and per share data)

Portfolio Companies	Investment Description(1),(5),(9)	Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (2),(6)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants
Data Processing & Outsourced Services
Interactions Corporation	Common Stock	6/24/2022	6/24/2032	189,408	219	204	(7)
ShareThis, Inc.	Series D-3 Preferred Stock	12/3/2018	12/3/2028	647,615	2,162	1,728	(7)
Total Data Processing & Outsourced Services - 0.34%*					2,381	1,932

Electronic Equipment & Instruments
Brivo, Inc.	Series A-2 Preferred Stock	10/20/2022	10/20/2032	201,000	98	107	(7)
Epic IO Technologies, Inc.	Success fee	12/17/2021	12/17/2024	—	430	456	(7)(13)
Total Electronic Equipment & Instruments - 0.10%*					528	563

Health Care Equipment
Moximed, Inc.	Series C Preferred Stock	6/24/2022	6/24/2032	214,285	175	163	(7)
Revelle Aesthetics, Inc.	Series A-2 Preferred Stock	3/30/2022	3/30/3032	115,591	127	121	(7)
Total Health Care Equipment - 0.05%*					302	284

Health Care Technology
Allurion Technologies, Inc.	Series C Preferred Stock	3/30/2021	3/30/2031	132,979	283	632	(7)
	Series D-1 Preferred Stock	6/14/2022	3/30/2031	88,440	284	259	(7)
CareCloud, Inc.	Common Stock	1/8/2020	1/8/2023	1,000,000	837	—	(7)
EBR Systems, Inc.	Success fee	6/30/2022	6/30/2032	—	292	305	(7)(13)
Gynesonics, Inc.	Series G Convertible Preferred Stock	11/19/2021	11/19/2031	27,978,115	341	446	(7)
Mingle Healthcare Solutions, Inc.	Series CC Preferred Stock	8/15/2018	8/15/2028	1,770,973	492	—	(7)
Nalu Medical, Inc.	Series D-2 Preferred Stock	10/12/2022	10/12/2032	91,717	173	137	(7)
Route 92 Medical, Inc.	Success fee	8/17/2021	8/17/2031	—	248	297	(7)(13)
SetPoint Medical Corporation	Series B Preferred Stock	6/29/2021	6/29/2031	400,000	14	50	(7)
	Series B Preferred Stock	12/29/2022	12/29/2032	600,000	74	74	(7)
VERO Biotech LLC	Success fee	12/29/2020	12/29/2025	—	377	394	(7)(13)
Total Health Care Technology - 0.45%*					3,415	2,594

Human Resource & Employment Services
CloudPay, Inc.	Series B Preferred Stock	6/30/2020	6/30/2030	11,273	218	920	(3)(7)(12)
	Series D Preferred Stock	8/17/2021	8/17/2031	6,129	160	170	(3)(7)(12)
Snagajob.com, Inc.	Series B-1 Preferred Stock	9/29/2021	9/29/2031	763,269	343	220	(7)
Total Human Resource & Employment Services - 0.23%*					721	1,310

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments – (continued)

December 31, 2022

(In thousands, except share and per share data)

Portfolio Companies	Investment Description(1),(5),(9)	Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (2),(6)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants
Internet & Direct Marketing Retail
Madison Reed, Inc.	Success fee	12/16/2022		—	132	133	(7)(13)
Total Internet & Direct Marketing Retail - 0.02%*					132	133

Internet Software and Services
Bombora, Inc.	Common Stock	3/31/2021	3/31/2031	121,581	175	248	(7)
Fidelis Cybersecurity, Inc.	Common Stock	3/25/2022	3/25/2032	—	79	100	(7)(16)
INRIX, Inc.	Common Stock	7/26/2019	7/26/2029	150,804	522	2,198	(7)
Longtail Ad Solutions, Inc. (dba JW Player)	Common Stock	12/12/2019	12/12/2029	387,596	47	345	(7)
Skillshare, Inc.	Success fee	11/8/2022	11/8/2026	—	243	225	(7)(13)
Synack, Inc.	Common Stock	6/30/2022	6/30/2032	100,645	127	129	(7)
Total Internet Software and Services - 0.56%*					1,193	3,245

Property & Casualty Insurance
Kin Insurance, Inc.	Series D-3 Preferred Stock	9/26/2022	9/26/2032	41,576	302	297	(7)
Total Property & Casualty Insurance - 0.05%*					302	297

Specialized Consumer Services
AllClear ID, Inc.	Common Stock	9/1/2017	9/1/2027	870,514	1,750	—	(7)
Credit Sesame, Inc.	Common Stock	1/7/2020	1/7/2030	191,601	425	796	(7)
Total Specialized Consumer Services - 0.14%*					2,175	796

System Software
Dejero Labs Inc.	Common Stock	5/31/2019	5/31/2029	333,621	192	191	(3)(7)(10)
Scale Computing, Inc.	Common Stock	3/29/2019	3/29/2029	9,665,667	346	—	(7)
Total System Software - 0.03%*					538	191

Technology Hardware, Storage & Peripherals
RealWear, Inc.	Series A Preferred Stock	10/5/2018	10/5/2028	112,451	136	246	(7)
	Series A Preferred Stock	12/28/2018	12/28/2028	22,491	25	49	(7)
	Series A Preferred Stock	6/27/2019	6/27/2029	123,894	381	272	(7)
Total Technology Hardware, Storage & Peripherals - 0.10%*					542	567

Total Warrants - 2.75%*					19,127	15,845
Total Non-Control/Non-Affiliate Investments (193.55%)					1,126,879	1,114,935

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments – (continued)

December 31, 2022

(In thousands, except share and per share data)

Portfolio Companies	Investment Description(1),(5),(9)	Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (2),(6)	Footnotes
Affiliate Investments							(18)
Common Stocks
Application Software
Coginiti Corp		3/9/2020		1,040,160	4,551	1,174	(7)
Total Application Software - 0.20%*					4,551	1,174

Total Common Stocks - 0.20%*					4,551	1,174

Warrants
Application Software
Coginiti Corp	Common Stock	3/9/2020	3/9/2030	811,770	—	910	(7)
Total Application Software - 0.16%*					—	910

Total Warrants - 0.16%*					—	910
Total Affiliate Investments (0.36%)					4,551	2,084
Control Investments							(14)
Senior Secured Term Loans
Data Processing & Outsourced Services
Pivot3, Inc.	LIBOR+8.50% PIK, 11.00% floor, 4.00% ETP	5/13/2019	1/15/2023	18,598	19,172	9,290	(4)(7)
Total Data Processing & Outsourced Services - 1.61%*					19,172	9,290

Total Senior Secured Term Loans - 1.61%*					19,172	9,290
Total Control Investments (1.61%)					19,172	9,290
Total Investments (195.52%)					$1,150,602	$1,126,309

(1)
Disclosures of interest rates on notes include cash interest rates and payment-in-kind ("PIK") interest rates, as applicable. Unless otherwise indicated, all of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to the 3‑Month London Interbank Offered Rate ("LIBOR"), the U.S. Prime Rate, or the 3-Month Overnight Secured Financing Rate ("SOFR"). At December 31, 2022, the 3‑Month LIBOR was 4.77%, the U.S. Prime Rate was 7.50% and the 3-Month SOFR was 4.79%.
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
(3)
Investment is not a qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. Non-qualifying assets at fair value represent 10.65% of total assets as of December 31, 2022. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying assets until such time as it complies with the requirements of Section 55(a) of the 1940 Act.
(4)
Represents a PIK security. PIK interest will be accrued and paid at maturity.
(5)
Disclosures of end-of-term payments ("ETP") are one-time payments stated as a percentage of original principal amount.
(6)
Investments are held at Fair Value net of the Fair Value of Unfunded Commitments. See Note 3 for additional detail.
(7)
Investments are non-income producing.
(8)
The investment is an eligible loan investment in the collateral under the Credit Facility (as defined in Note 11).

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments – (continued)

December 31, 2022

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
(17)
Investment is not a "restricted security" under the Securities Act.
(18)
Affiliate investment as defined under the 1940 Act in which the Company owns between 5% and 25% (inclusive) of the investment's voting securities and does not have rights to maintain greater than 50% representation on the board.
(19)
Investment is publicly traded and listed on NYSE.

* Value as a percentage of net assets.

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments – (continued)

December 31, 2022

(In thousands, except share and per share data)

The Company classifies its investment portfolio in accordance with the requirements of the 1940 Act. Control investments are investments in which the Company owns more than 25% of the voting securities or maintains greater than 50% representation on the board. Affiliate investments are investments in which the Company owns between 5% and 25% (inclusive) of the voting securities and does not have rights to maintain greater than 50% representation on the board. Transactions related to the Company's affiliate and control investments during year ended December 31, 2022 are as follows:

		For the Year Ended December 31, 2022
		Amount of Investment Income Earned 2022	Fair Value as of December 31, 2021	Gross Additions(1)	Gross Reductions(2)	Net Realized Gains (Losses)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2022(3)
Portfolio Company(4)	Investment Description
Affiliate Investments
Senior Secured Term Loans
Coginiti Corp	LIBOR+9.50% PIK, 10.81% floor, due 12/15/2022	$109	$—	$930	$(930)	$—	$—	$—
Total Senior Secured Term Loans		109	—	930	(930)	—	—	—
Common Stocks
Coginiti Corp	Common Stock	—	—	4,551	—	—	(3,377)	1,174
Total Common Stocks		—	—	4,551	—	—	(3,377)	1,174
Warrants
Coginiti Corp	Warrant for Common Stock, exercise price $0.01/share, expires 3/9/2030	—	—	1,009	—	—	(99)	910
Total Warrants		—	—	1,009	—	—	(99)	910
Total Affiliate Investments		$109	$—	$6,490	$(930)	$—	$(3,476)	$2,084
Control Investments
Senior Secured Term Loans
Mojix, Inc.	LIBOR+12.00% , 12.00% cash cap, 5% ETP, due 1/15/2025	$2,287	$7,568	$1,987	$(8,489)	$—	$(1,066)	$—
	LIBOR+12.00% , 12.00% cash cap, 5% ETP, due 1/15/2025	744	2,523	647	(2,818)	—	(352)	—
	LIBOR+12.00% , 12.00% cash cap, 5% ETP, due 1/15/2025	184	630	160	(704)	—	(86)	—
	LIBOR+12.00% , 12.00% cash cap, 5% ETP, due 1/15/2025	185	629	161	(703)	—	(87)	—
	LIBOR+12.00% , 12.00% cash cap, 5% ETP, due 1/15/2025	374	1,253	327	(1,400)	—	(180)	—
	LIBOR+12.00% , 12.00% cash cap, 5% ETP, due 1/15/2025	291	1,008	266	(1,090)	—	(184)	—
Pivot3, Inc.	LIBOR+8.50% PIK, 11.00% floor, due 11/15/2022	—	14,650	—	—	—	(5,360)	9,290
Total Senior Secured Term Loans		4,065	28,261	3,548	(15,204)	—	(7,315)	9,290
Preferred Stocks
Mojix, Inc.	Series A-1 Preferred Stock	32	870	—	(800)	—	(70)	—
Pivot3 Holdings, Inc.	Series 1 Preferred Stock	—	—	—	—	(2,000)	2,000	—
Total Preferred Stocks		32	870	—	(800)	(2,000)	1,930	—
Warrants
Mojix, Inc.	Warrant for Common Stock, exercise price $1.286/share, expires 12/13/2030	—	—	—	(119)	—	119	—
	Warrant for Common Stock, exercise price $2.1286/share, expires 12/13/2030	—	—	—	(298)	—	298	—
	Warrant for Common Stock, exercise price $5.57338/share, expires 12/13/2030	—	—	—	(829)	—	829	—
Total Warrants		—	—	—	(1,246)	—	1,246	—
Total Control Investments		$4,097	$29,131	$3,548	$(17,250)	$(2,000)	$(4,139)	$9,290

(1)
Gross additions includes increases in the basis of investments resulting from new portfolio investments, PIK interest, accretion of original issue discount ("OID"), the exchange of one or more existing investments for one or more new investments and the movement of an existing portfolio company into this category from a different category.
(2)
Gross reductions include decreases in the basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing investments for one or more new investments and the movement of an existing portfolio company out of this category into a different category.
(3)
All investments in the portfolio companies, which as of December 31, 2022 represented 1.97% of the Company’s net assets, are restricted as to resale and were valued at fair value as determined in good faith by the Company’s Board of Directors.

See notes to financial statements

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments – (continued)

December 31, 2022

(In thousands)

The following tables show the fair value of our portfolio of investments by geographic region and industry as of December 31, 2022:

	Investments at Fair Value
Geographic Region	Investments at Fair Value	Percentage of Net Assets
Northeastern United States	$351,654	61.04%
Western United States	346,372	60.13
South Central United States	85,000	14.76
Southeastern United States	74,797	12.98
Midwestern United States	74,745	12.98
Northwestern United States	72,615	12.61
United Kingdom	60,783	10.55
Germany	46,499	8.07
Canada	13,844	2.40
Total	$1,126,309	195.52%

	December 31, 2022
Industry	Investments at Fair Value	Percentage of Net Assets
Health Care Technology	$240,844	41.81%
Application Software	184,084	31.96
Internet Software and Services	149,780	26.00
Human Resource & Employment Services	97,788	16.98
Data Processing & Outsourced Services	97,404	16.91
System Software	78,274	13.58
Electronic Equipment & Instruments	78,114	13.56
Internet & Direct Marketing Retail	55,986	9.72
Property & Casualty Insurance	49,440	8.58
Biotechnology	39,925	6.93
Health Care Equipment	27,433	4.76
Education Services	25,305	4.39
Technology Hardware, Storage & Peripherals	1,068	0.19
Specialized Consumer Services	796	0.14
Computer & Electronics Retail	68	0.01
Total	$1,126,309	195.52%

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments

December 31, 2021

(In thousands, except share and per share data)

Portfolio Companies	Investment Description(1),(5),(9)	Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (2),(6)	Footnotes
Non-Control/Non-Affiliate Investments
Senior Secured Term Loans
Application Software
Aginity, Inc.	LIBOR+9.50% PIK, 10.81% floor	3/24/2020	12/15/2022	899	899	899	(4)
	Fixed 6.50% PIK	3/9/2020	3/9/2027	4,472	4,472	2,349	(4)
Circadence Corporation	LIBOR+9.50% PIK, 12.00% floor, 7.50% ETP	12/20/2018	12/15/2022	17,574	18,111	15,884	(4)(8)
Dtex Systems, Inc.	LIBOR+9.50%, 10.00% floor, 1.75% ETP	6/1/2021	6/1/2025	10,000	9,942	9,942	(8)
FiscalNote, Inc.	LIBOR+9.25%, 9.75% floor, 5.00% ETP	10/19/2020	8/21/2023	45,000	45,491	45,491	(8)
	LIBOR+9.25%, 9.75% floor, 5.00% ETP	9/30/2021	8/21/2023	10,000	9,990	9,990	(8)
VTX Intermediate Holdings, Inc. (dba VertexOne)	LIBOR+9.00%, 9.50% floor, 4.50% ETP	12/28/2021	12/28/2026	75,000	74,257	74,257
Total Application Software - 26.20%*					163,162	158,812

Data Processing & Outsourced Services
ShareThis, Inc.	LIBOR+9.25%, 11.60% floor, 3.00% ETP	12/3/2018	7/15/2023	19,250	19,349	19,349	(8)
	LIBOR+9.25%, 11.60% floor, 3.00% ETP	1/7/2019	7/15/2023	750	752	752	(8)
	LIBOR+9.25%, 11.60% floor, 3.00% ETP	7/24/2019	7/15/2023	1,000	998	998	(8)
	LIBOR+8.25%, 10.60% floor, 3.00% ETP	8/18/2020	7/15/2023	1,000	1,014	1,014	(8)
Total Data Processing & Outsourced Services - 3.65%*					22,113	22,113

Education Services
Turning Tech Intermediate, Inc.	LIBOR+10.50%, 11.00% floor, 3.00% ETP	6/22/2021	12/14/2024	20,000	20,099	20,099
Total Education Services - 3.32%*					20,099	20,099

Electronic Equipment & Instruments
Intellisite Holdings, Inc. (dba Epic IO Technologies, Inc.)	LIBOR+9.75%, 10.25% floor, 2.00% ETP	12/17/2021	12/17/2025	19,000	18,522	18,522	(8)
Total Electronic Equipment & Instruments - 3.06%*					18,522	18,522

Health Care Technology
Allurion Technologies, Inc.	LIBOR+9.00%, 9.50% floor, 3.00% ETP	12/30/2021	12/30/2025	5,000	4,848	4,848
	LIBOR+9.00%, 9.50% floor, 3.00% ETP	12/30/2021	12/30/2025	20,000	20,001	20,001
CrossRoads Extremity Systems, LLC	LIBOR+8.15%, 1.50% PIK, 8.65% floor, 3.50% ETP	6/29/2021	7/1/2025	7,553	7,381	7,701	(4)
Gynesonics, Inc.	LIBOR+8.75%, 9.25% floor, 3.50% ETP	12/1/2020	12/1/2025	30,000	29,799	29,799
Mingle Healthcare Solutions, Inc.	LIBOR+9.50%, 11.75% floor, 0.25% PIK, 10.00% ETP	8/15/2018	8/15/2022	3,958	4,474	4,372	(4)(8)
Route 92 Medical, Inc.	LIBOR+8.48%, 8.98% floor, 3.95% ETP	8/17/2021	7/1/2026	13,000	12,676	12,676
SetPoint Medical Corporation	LIBOR+8.75%, 9.25% floor, 4.00% ETP	6/29/2021	12/1/2025	10,000	9,946	9,946
VERO Biotech LLC	LIBOR+9.05%, 9.55% floor, 3.00% ETP	12/29/2020	12/1/2024	25,000	24,681	24,681	(8)
	LIBOR+9.05%, 9.55% floor, 3.00% ETP	3/30/2021	12/1/2024	15,000	14,990	14,990	(8)
Total Health Care Technology - 21.28%*					128,796	129,014

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments – (continued)

December 31, 2021

(In thousands, except share and per share data)

Portfolio Companies	Investment Description(1),(5),(9)	Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (2),(6)	Footnotes
Non-Control/Non-Affiliate Investments
Senior Secured Term Loans
Human Resource & Employment Services
CloudPay, Inc.	LIBOR+8.75%, 9.25% floor, 2.00% ETP	8/17/2021	8/17/2025	35,000	34,863	34,864	(3)(13)
Snagajob.com, Inc.	LIBOR+8.50%, 9.00% floor, 2.75% ETP	9/29/2021	9/1/2025	37,315	36,848	36,848
Total Human Resource & Employment Services - 11.83%*					71,711	71,712

Internet Retail
Brilliant Earth, LLC	LIBOR+7.75%, 8.25% floor, 4.50% ETP	9/30/2019	10/15/2023	35,000	35,861	35,849	(8)
	LIBOR+7.75%, 8.25% floor, 0.75% ETP	12/17/2020	10/15/2023	30,000	29,970	30,727	(8)
Marley Spoon AG	LIBOR+8.50%, 1.25% PIK, 9.00% floor	6/30/2021	6/15/2025	26,443	26,061	26,061	(3)(4)(12)
	LIBOR+8.50%, 1.25% PIK, 9.00% floor	12/29/2021	6/15/2025	8,100	8,019	8,019	(3)(4)(12)
Total Internet Retail - 16.60%*					99,911	100,656

Internet Software and Services
Bombora, Inc.	LIBOR+5.00%, 5.50% floor, 3.75% PIK, 2.00% ETP	3/31/2021	3/31/2025	20,546	20,326	20,326	(4)(8)
Fidelis Cybersecurity, Inc.	LIBOR+11.00%, 12.0% floor, 2.39% ETP	5/13/2021	5/13/2024	13,641	13,624	13,624	(8)
INRIX, Inc.	LIBOR+9.00%, 9.50% floor, 2.50% ETP	11/15/2021	11/15/2025	40,000	39,916	39,916	(8)
Total Internet Software and Services - 12.19%*					73,866	73,866

Total Senior Secured Term Loans - 98.12%*					598,180	594,794

Second Lien Term Loans
System Software
Dejero Labs Inc.	LIBOR+5.00%, 5.50 floor, 5.00% PIK, 3.00% ETP	12/22/2021	12/22/2025	13,000	12,873	12,873	(3)(4)(11)
Total System Software - 2.12%*					12,873	12,873

Total Second Lien Term Loans - 2.12%*					12,873	12,873

Preferred Stocks
Application Software
Aria Systems, Inc.	Series G	7/10/2018		289,419	250	462	(7)
Total Application Software - 0.08%*					250	462

Health Care Technology
CareCloud, Inc.	11% Series A Cumulative Redeemable Perpetual	1/8/2020		544,178	14,288	15,705	(16)(19)
Total Health Care Technology - 2.59%*					14,288	15,705

Total Preferred Stocks - 2.67%*					14,538	16,167

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments – (continued)

December 31, 2021

(In thousands, except share and per share data)

Portfolio Companies	Investment Description(1),(5),(9)	Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (2),(6)	Footnotes
Non-Control/Non-Affiliate Investments
Common Stocks
Application Software
Porch Group, Inc.		12/21/2021		1,429	—	22	(7)(16)(19)
Total Application Software - 0.00%*					—	22

Internet Retail
Brilliant Earth Group, Inc.	Class P Units	9/22/2021		526,845	984	8,904	(7)(18)
Total Internet Retail - 1.47%*					984	8,904

Technology Hardware, Storage & Peripherals
Quantum Corporation		8/13/2021		459,720	2,607	2,538	(3)(7)(16)(19)
zSpace, Inc.		12/31/2020		6,078,499	1,119	—	(7)
Total Technology Hardware, Storage & Peripherals - 0.42%*					3,726	2,538

Total Common Stocks - 1.89%*					4,710	11,464

Warrants
Advertising
STN Video Inc.	Class B Non-Voting Stock	6/30/2017	6/30/2027	191,500	246	—	(3)(7)
Total Advertising - 0.00%*					246	—

Application Software
3DNA Corp. (dba NationBuilder)	Series C-1 Preferred Stock	12/28/2018	12/28/2028	273,164	104	—	(7)
Aginity, Inc.	Common Stock	3/9/2020	3/9/2030	811,770	—	1,009
Aria Systems, Inc.	Series G Preferred Stock	6/29/2018	6/29/2028	2,387,705	1,048	3,812	(7)
Circadence Corporation	Series A-6 Preferred Stock	12/20/2018	12/20/2028	1,538,462	3,630	809	(7)
	Series A-6 Preferred Stock	10/31/2019	10/31/2029	384,615	846	202	(7)
Dtex Systems, Inc.	Series C-Prime Preferred Stock	6/1/2018	6/1/2025	500,000	59	307	(7)
	Series C-Prime Preferred Stock	7/11/2019	7/11/2026	833,333	115	511	(7)
FiscalNote, Inc.	Common Stock	10/19/2020	10/19/2030	194,673	438	2,233	(7)
Porch Group, Inc.	Earnout	12/23/2020	12/23/2023	—	—	—	(7)(14)(16)
Total Application Software - 1.47%*					6,240	8,883

Computer & Electronics Retail
Massdrop, Inc.	Series B Preferred Stock	7/22/2019	7/22/2029	848,093	183	185	(7)
Total Computer & Electronics Retail - 0.03%*					183	185

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments – (continued)

December 31, 2021

(In thousands, except share and per share data)

Portfolio Companies	Investment Description(1),(5),(9)	Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (2),(6)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants
Data Processing & Outsourced Services
ShareThis, Inc.	Series D-3 Preferred Stock	12/3/2018	12/3/2028	647,615	2,162	2,162	(7)
Total Data Processing & Outsourced Services - 0.36%*					2,162	2,162

Electronic Equipment & Instruments
Intellisite Holdings, Inc. (dba Epic IO Technologies, Inc.)	Success fee	12/17/2021	12/17/2024	—	235	234	(7)(14)
Total Electronic Equipment & Instruments - 0.04%*					235	234

Education Services
Aspen Group Inc.	Common Stock	7/25/2017	7/25/2022	224,174	583	2	(7)
Total Education Services - 0.00%*					583	2

Health Care Technology
Allurion Technologies, Inc.	Series C Preferred Stock	3/30/2021	3/30/2031	132,978	282	638	(7)
CareCloud, Inc.	Common Stock	1/8/2020	1/8/2022	1,000,000	435	—	(7)
	Common Stock	1/8/2020	1/8/2023	1,000,000	837	295	(7)
CrossRoads Extremity Systems, LLC	Series C Preferred Stock	6/29/2021	6/29/2031	69,261	95	210	(7)
Gynesonics, Inc.	Series G Convertible Preferred Stock	11/19/2021	11/19/2031	16,786,869	128	128	(7)
Mingle Healthcare Solutions, Inc.	Series AA Preferred Stock	8/15/2018	8/15/2028	1,625,000	492	—	(7)
Route 92 Medical, Inc.	Success fee	8/17/2021	8/17/2031	—	248	262	(7)(14)
SetPoint Medical Corporation	Series B Preferred Stock	6/29/2021	6/29/2031	400,000	14	20	(7)
VERO Biotech LLC	Success fee	12/29/2020	12/29/2025	—	377	485	(7)(14)
Total Health Care Technology - 0.34%*					2,908	2,038

Human Resource & Employment Services
CloudPay, Inc.	Series B Preferred Stock	6/30/2020	6/30/2030	11,273	218	807	(3)(7)(13)
	Series D Preferred Stock	8/17/2021	8/17/2031	1,751	31	17	(3)(7)(13)
Snagajob.com, Inc.	Series B-1 Preferred Stock	9/29/2021	9/29/2031	763,269	343	334	(7)
Total Human Resource & Employment Services - 0.19%*					592	1,158

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments – (continued)

December 31, 2021

(In thousands, except share and per share data)

Portfolio Companies	Investment Description(1),(5),(9)	Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (2),(6)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants
Internet Software and Services
Bombora, Inc.	Common Stock	3/31/2021	3/31/2031	121,581	175	292	(7)
Fidelis Cybersecurity, Inc.	Common Stock	5/13/2021	5/13/2031	—	—	—	(7)(17)
INRIX, Inc.	Common Stock	7/26/2019	7/26/2029	150,804	522	1,721	(7)
Longtail Ad Solutions, Inc. (dba JW Player)	Common Stock	12/12/2019	12/12/2029	387,596	47	359	(7)
Total Internet Software and Services - 0.39%*					744	2,372

Specialized Consumer Services
AllClear ID, Inc.	Common Stock	9/1/2017	9/1/2027	870,514	1,750	898	(7)
Credit Sesame, Inc.	Common Stock	1/7/2020	1/7/2030	191,601	425	1,579	(7)
Total Specialized Consumer Services - 0.41%*					2,175	2,477

System Software
Dejero Labs Inc.	Common Stock	5/31/2019	5/31/2029	333,621	192	575	(3)(7)(11)
Scale Computing, Inc.	Common Stock	3/29/2019	3/29/2029	9,665,667	346	—	(7)
Total System Software - 0.09%*					538	575

Technology Hardware, Storage & Peripherals
RealWear, Inc.	Series A Preferred Stock	10/5/2018	10/5/2028	112,451	136	—	(7)
	Series A Preferred Stock	12/28/2018	12/28/2028	22,491	25	—	(7)
	Series A Preferred Stock	6/27/2019	6/27/2029	123,894	381	—	(7)
Total Technology Hardware, Storage & Peripherals - 0.00%*					542	—

Total Warrants - 3.31%*					17,148	20,086
Total Non-Control/Non-Affiliate Investments - 108.11%*					647,449	655,384

Control Investments							(14)
Senior Secured Term Loans
Application Software
Mojix, Inc.	LIBOR+12.00% , 12.00% cash cap, 5% ETP	5/16/2017	1/15/2022	6,519	6,502	7,568	(4)(7)(8)
	LIBOR+12.00% , 12.00% cash cap, 5% ETP	8/3/2017	1/15/2022	2,173	2,170	2,523	(4)(7)(8)
	LIBOR+12.00% , 12.00% cash cap, 5% ETP	7/6/2018	1/15/2022	543	544	630	(4)(7)(8)
	LIBOR+12.00% , 12.00% cash cap, 5% ETP	9/5/2018	1/15/2022	542	542	629	(4)(7)(8)
	LIBOR+12.00% , 12.00% cash cap, 5% ETP	1/28/2019	1/15/2022	1,079	1,073	1,253	(4)(7)(8)
	LIBOR+12.00% , 12.00% cash cap, 5% ETP	12/18/2019	1/31/2022	824	824	1,008	(4)(7)(8)
Total Application Software - 2.25%*					11,655	13,611

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments – (continued)

December 31, 2021

(In thousands, except share and per share data)

Portfolio Companies	Investment Description(1),(5),(9)	Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (2),(6)	Footnotes
Control Investments
Senior Secured Term Loans
Data Processing & Outsourced Services
Pivot3, Inc.	LIBOR+8.50% PIK, 11.00% floor, 4.00% ETP	5/13/2019	11/15/2022	18,598	19,173	14,650	(4)(7)
Total Data Processing & Outsourced Services - 2.42%*					19,173	14,650

Total Senior Secured Term Loans - 4.66%*					30,828	28,261

Preferred Stocks
Application Software
Mojix, Inc.	Series A-1	12/14/2020		67,114,092	800	870	(7)
Total Application Software - 0.14%*					800	870

Data Processing & Outsourced Services
Pivot3 Holdings, Inc.	Series 1	1/27/2021		2,675,585	2,000	—	(7)
Total Data Processing & Outsourced Services - 0.00%*					2,000	—

Total Preferred Stocks - 0.14%*					2,800	870

Warrants
Application Software
Mojix, Inc.	Common Stock	12/14/2020	12/13/2030	2,349	119	—	(7)
	Common Stock	12/14/2020	12/13/2030	5,873	298	—	(7)
	Common Stock	12/14/2020	12/13/2030	394,733	829	—	(7)
Total Application Software - 0.00%*					1,246	—

Total Control Investments - 4.81%*					34,874	29,131

U.S. Treasury
	U.S. Treasury Bill, 0.033%	12/30/2021	1/11/2022	45,000	45,001	45,001	(9)
Total U.S. Treasury - 7.42%*					45,001	45,001
Total Investments - 120.34%*					$727,324	$729,516

(1)
Disclosures of interest rates on notes include cash interest rates and payment-in-kind ("PIK") interest rates, as applicable. Unless otherwise indicated, all of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to the 3‑Month London Interbank Offered Rate ("LIBOR") or the U.S. Prime Rate. At December 31, 2021, the 3‑Month LIBOR was 0.21% and the U.S. Prime Rate was 3.25%.
(2)
The Company's investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the 'Securities Act') and, therefore, except as otherwise noted are subject to limitation on resale, may be deemed to be "restricted securities" under the Securities Act, and were valued at fair value as determined in good faith by the Company’s Board of Directors.
(3)
Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Non-qualifying assets represent 12.35% of total investments at fair value as of December 31, 2021. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying assets until such time as it complies with the requirements of Section 55(a) of the 1940 Act.
(4)
Represents a PIK security. PIK interest is accrued and will be paid at maturity.
(5)
Disclosures of end-of-term-payments ("ETP") are one-time payments stated as a percentage of original principal amount.
(6)
Investments are held at Fair Value net of the Fair Value of Unfunded Commitments. See Note 3 for additional detail.
(7)
Investments are non-income producing.
(8)
The Credit Facility (as defined in Note 11) is secured by a perfected first priority security interest in each of the Company’s senior secured term loan investments, except for Pivot3 Holdings, Inc., Marley Spoon AG, Mojix, Inc., and The Kairn Corporation senior secured term loans.
(9)
Treasury bill with $45,000 par value purchased pursuant to a 0.25% reverse repurchase agreement with Goldman Sachs dated December 31, 2021, due to the Company on January 6, 2022, with a repurchase price to the Company of $44,775, collateralized by a 0.033% U.S. Treasury Bill due January 11, 2022 with a par value of $45,000 and fair value of $45,002.
(10)
All investments are domiciled in the United States, unless otherwise noted.
(11)
Investment is domiciled in Canada.
(12)
Investment is domiciled in Germany.
(13)
Investment is domiciled in United Kingdom.
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
(18)
As a result of Brilliant Earth Group Inc.'s (the Public Company) IPO through an Up-C structure, the Company received a share of Class B common stock in Brilliant Earth Group, Inc. for every Class P unit it held in Brilliant Earth, LLC. On a one-to-one basis, both the Class B common stock and the Class P unit can be surrendered for Class A common stock in the Public Company.
(19)
Investment is not a "restricted security" under the Securities Act.

* Value as a percentage of net assets.

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments – (continued)

December 31, 2021

(In thousands, except share and per share data)

The Company classifies its investment portfolio in accordance with the requirements of the 1940 Act. Control investments are investments in which the Company owns more than 25% of the voting securities or maintains greater than 50% representation on the board. Affiliate investments are investments in which the Company owns between 5% and 25% (inclusive) of the voting securities and does not have rights to maintain greater than 50% representation on the board. The Company's affiliate and control investments as of December 31, 2021, along with the transactions during the year ended December 31, 2021 are as follows:

			For the Year Ended December 31, 2021
		Fair Value as of	Gross	Gross	Net Realized Gains	Net change in Unrealized Appreciation	Fair Value as of
Portfolio Company(4)	Investment Description	December 31, 2020	Additions(1)	Reductions(2)	(Losses)	(Depreciation)	December 31, 2021(3)
Control Investments
Senior Secured Term Loans
Mojix, Inc.	LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 1/15/2022(4)	$4,913	$—	$—	$—	$2,655	$7,568
	LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 1/15/2022(4)	1,638	—	—	—	885	2,523
	LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 1/15/2022(4)	409	—	—	—	221	630
	LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 1/15/2022(4)	409	—	—	—	220	629
	LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 1/15/2022(4)	814	—	—	—	439	1,253
	LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 1/31/2022(4)	779	—	(210)	—	439	1,008
	LIBOR+12.00% PIK, 12.00% floor, 5% ETP, due 4/30/2021(4)	—	500	(500)	—	—	-
Pivot3, Inc.	LIBOR+8.50% PIK, 11.00% floor, 4.00% ETP, due 11/15/2022	—	12,016	(3,995)	—	6,629	14,650
	LIBOR+8.50% PIK, 11.00% floor, due 11/15/2022	—	569	(1,081)	—	512	-
	LIBOR+8.50% PIK, 11.00% floor, 4.00% ETP, due 11/15/2022	—	1,331	(2,531)	—	1,200	-
Total Senior Secured Term Loans		8,962	14,416	(8,317)	—	13,200	28,261
Preferred Stocks
Mojix, Inc.	Series A-1 Preferred Stock	884	—	—	—	(14)	870
Pivot3 Holdings, Inc.	Series 1 Preferred Stock	—	—	—	—	—	-
Total Preferred Stocks		884	—	—	—	(14)	870
Warrants
Mojix, Inc.	Warrant for Common Stock, exercise price $1.286/share, expires 12/13/2030	—	—	—	—	—	-
	Warrant for Common Stock, exercise price $2.1286/share, expires 12/13/2030	—	—	—	—	—	-
	Warrant for Common Stock, exercise price $5.57338/share, expires 12/13/2030	—	—	—	—	—	-
Total Warrants		—	—	—	—	—	-
Total Control investments		$9,846	$14,416	$(8,317)	$—	$13,186	$29,131

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
(4)
For the year ended December 31, 2021, the Company earned no investment income from control investments, except for the $117 from Pivot3 Holdings, Inc.

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments – (continued)

December 31, 2021

(In thousands)

The following tables show the fair value of our portfolio of investments (excluding any U.S. Treasury Bills held) by geographic region and industry as of December 31, 2021:

	December 31, 2021
	Investments at	Percentage of
Geographic Region	Fair Value	Net Assets
Western United States	$226,579	37.38%
Northeastern United States	170,983	28.21
South Central United States	75,156	12.40
Southeastern United States	66,823	11.02
Northwestern United States	41,660	6.87
United Kingdom	35,687	5.89
Germany	34,081	5.62
Midwestern United States	20,099	3.31
Canada	13,447	2.22
Total	$684,515	112.92%

	December 31, 2021
	Investments at	Percentage of
Industry	Fair Value	Net Assets
Application Software	$182,660	30.13%
Healthcare Technology	146,757	24.21
Internet Retail	109,560	18.07
Internet Software & Services	76,239	12.58
Human Resource & Employment Services	72,870	12.02
Data Processing & Outsourced Services	38,925	6.42
Education Services	20,101	3.32
Electronic Equipment & Instruments	18,756	3.09
System Software	13,447	2.22
Technology Hardware, Storage & Peripherals	2,538	0.42
Specialized Consumer Services	2,477	0.41
Computer & Electronics Retail	185	0.03
Total	$684,515	112.92%

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Notes to Financial Statements as of December 31, 2022

Note 1 — Organization

Runway Growth Finance Corp. (formerly known as Runway Growth Credit Fund Inc.) (the "Company"), is a Maryland corporation that was formed on August 31, 2015. On August 18, 2021, the Company changed its name to "Runway Growth Finance Corp." from "Runway Growth Credit Fund Inc." The Company is an externally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). In addition, the Company has elected to be treated, has qualified, and intends to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").

The Company was formed primarily to lend to, and selectively invest in, high growth-potential companies in technology, life sciences, healthcare information and services, business services, select consumer services and products in other high-growth industries in the United States. The Company’s investment objective is to maximize its total return to its stockholders primarily through current income on its loan portfolio, and secondarily through capital appreciation on its warrants and other equity positions. The Company’s investment activities are managed by its external investment adviser, Runway Growth Capital LLC ("RGC"). The Company’s administrator, Runway Administrator Services LLC (the "Administrator") is a wholly owned subsidiary of RGC and provides administrative services necessary for the Company to operate.

On October 25, 2021, the Company closed its initial public offering ("IPO"), issuing 6,850,000 shares of its common stock on the Nasdaq Global Select Market LLC under the symbol "RWAY".

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are prepared on the accrual basis of accounting in conformity with U.S. Generally Accepted Accounting Principles ("U.S. GAAP") and pursuant to the requirements for reporting on Form 10‑K and Regulation S-X under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is an investment company following the specialized accounting and reporting guidance specified in the Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification ("ASC") Topic 946, Financial Services — Investment Companies.

Certain items in the December 31, 2021 and December 31, 2020 financial statements have been reclassified to conform to the December 31, 2022 presentation with no effect on net the net increase in net assets resulting from operations.

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

Deferred Debt Costs

The Company records costs related to the issuance of debt obligations as deferred debt costs. These costs are deferred and amortized using the straight-line method over the stated maturity life of the obligations. Deferred debt costs associated with the Company's Credit Facility and unsecured notes are netted with the outstanding principal balance on the Company's Statement of Assets and Liabilities, unless there are no outstanding borrowings, in which case the deferred debt costs are presented as an asset. For more information, see "Note 11 – Borrowings."

Reverse Repurchase agreement

The Company has, and may in the future, enter into reverse repurchase agreements, under the terms of a Master Repurchase Agreement, with selected commercial banks and broker-dealers, under which the Company acquires securities as collateral (debt obligation) subject to an obligation of the counterparty to repurchase and the Company to resell the securities (obligation) at an agreed upon time and price. The Company, through the custodian or a sub-custodian, receives delivery of the underlying securities collateralizing reverse repurchase agreements. The Company requires the custodian to take possession, to have legally segregated in the Federal Reserve Book Entry System, or to have segregated within the custodian’s vault, all securities held as collateral for reverse repurchase agreements. The Company and the counterparties are permitted to sell, re-pledge, or use the collateral associated with the transaction. It is the Company’s policy that the market value of the collateral be at least equal to 100% of the repurchase price in the case of a reverse repurchase agreement of one-day duration and 102% of the repurchase price in the case of all other reverse repurchase agreements. Upon an event of default under the terms of the Master Repurchase Agreement, both parties have the right to set-off. If the seller defaults or enters an insolvency proceeding, realization of the collateral by the Company may be delayed, limited or wholly denied.

The Company had no outstanding reverse repurchase agreements at December 31, 2022. Pursuant to a reverse repurchase agreement with Goldman Sachs, which expired on January 6, 2022, the Company purchased a U.S. Treasury Bill, due January 11, 2022. The fair value of the related collateral that the Company received for this agreement was $45.0 million at December 31, 2021. At December 31, 2021, the repurchase liability was $44.8 million, which is reflected as "Reverse repurchase agreement" on the Statement of Assets and Liabilities.

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

Dividends are recorded on the ex-dividend date. Interest income, if any, adjusted for amortization of market premium and accretion of market discount, is recorded on an accrual basis to the extent that the Company expects to collect such amounts. Original issue discount ("OID"), principally representing the estimated fair value of detachable equity, warrants, or contractual success fees obtained in conjunction with the Company’s debt investments, loan origination fees, end of term payments, and market discount or premium are capitalized and accreted or amortized into interest income over the life of the respective security using the effective interest method. Loan origination fees received in connection with the closing of investments are reported as unearned income, which is included as amortized cost of the investment; the unearned income from such fees is accreted into interest income over the contractual life of the loan based on the effective interest method. Upon prepayment of a loan or debt security, any unamortized loan origination fees, end-of-term payments, and unamortized market discounts are recorded as interest income and any prepayment penalties are recorded as fee income. Amendment fees and reimbursable lender expenses are also recorded as fee income.

The Company currently holds, and expects to hold in the future, some investments in its portfolio that contain payment-in-kind ("PIK") interest provisions. PIK interest is computed at the contractual rate specified in each loan agreement and is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to stockholders to maintain its qualification as a RIC for U.S. federal income tax purposes, even though the Company has not yet collected the cash. For the years ended December 31, 2022, December 31, 2021, and December 31, 2020, 8.0%, 4.2%, and 6.4%, respectively, of the Company's total investment income was attributable to non-cash PIK interest.

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

As of December 31, 2022 and December 31, 2021, the Company has not written off any accrued and uncollected PIK interest. As of December 31, 2022, the Company had one loan to Pivot3, Inc., representing an aggregate principal funded of $19.2 million at a fair market value of $9.3 million, on non-accrual status, which represents 0.8% of the Company’s total investment portfolio. The non-accrual loans as of December 31, 2022 had total interest of $3.9 million that would have been accrued into income. Had the loan not been on non-accrual status, $3.6 million would be payable, and $ 0.3 million would be OID. As of December 31, 2021, the Company had six loans to Mojix, Inc. and one loan to Pivot3, Inc., representing an aggregate principal funded of $30.3 million at a fair market value of $28.3 million on non-accrual status, which represents 3.9% of the Company’s total investment portfolio. The non-accrual loans as of December 31, 2021 had total interest of $4.8 million that would have been accrued into income. Had the loans not been on non-accrual status, $4.1 million would be payable, and $0.7 million would be OID. As of December 31, 2020, the Company had six loans to Mojix, Inc. representing an aggregate principal funded of $11.0 million at a fair market value of $9.0 million on non-accrual status, which represents 1.4% of the Company’s total investment portfolio. The non-accrual status loans as of December 31, 2020 had total interest of $1.6 million that would have been accrued into income. Had the loan not been on non-accrual status, $1.2 million would be payable, and $0.4 million would be OID.

Valuation of Investments

The Company measures the value of its investments at fair value in accordance with ASC Topic 820, Fair Value Measurements and Disclosure ("ASC Topic 820"), issued by the FASB. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The audit committee of the Company’s Board of Directors (the "Audit Committee") assists the Board of Directors in valuing investments that are not publicly traded or for which current market values are not readily available. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to portfolio investments for which market quotations are not readily available, the Company’s Board of Directors, with the assistance of the Audit Committee, RGC and its senior investment team and independent valuation agents, is responsible for determining, in good faith, the fair value in accordance with the valuation policy approved by the Board of Directors. If more than one valuation method is used to measure fair value, the results are evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results. The Company considers a range of fair values based upon the valuation techniques utilized and selects the value within that range that was most representative of fair value based on current market conditions as well as other factors RGC’s senior investment team considers relevant.

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

Rule 2a-5 under the 1940 Act was adopted by the SEC in December 2020 and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform fair value determinations. Rule 2a-5 also defines when market quotations are "readily available" for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. The SEC also adopted new Rule 31a-4 under the 1940 Act ("Rule 31a-4"), which provides the recordkeeping requirements associated with fair value determinations. Finally, the SEC rescinded previously issued guidance on related issues, including the role of the board in determining fair value and the accounting and auditing of fund investments. Rule 2a-5 and Rule 31a-4 became effective on March 8, 2021, and had a compliance date of September 8, 2022. While our board of directors has not elected to designate RGC as the valuation designee, the Company has adopted certain revisions to its valuation policies and procedures in order comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.

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

Warrants: Fair value of warrants is primarily determined using a Black Scholes option-pricing model. Privately held warrants and equity-related securities are valued based on an analysis of various factors including, but not limited to, the following:

•
Underlying enterprise value of the issuer is estimated based on information available, including any information regarding the most recent rounds of issuer funding. Valuation techniques to determine enterprise value include market multiple approaches, income approaches or approaches that utilize recent rounds of financing and the portfolio company’s capital structure to determine enterprise value. Valuation techniques are also utilized to allocate the enterprise fair value of a portfolio company to the specific class of common or preferred stock exercisable in the warrant. Such techniques take into account the rights and preferences of the portfolio company’s securities, expected exit scenarios, and volatility associated with such outcomes to allocate the fair value to the specific class of stock held in the portfolio. Such techniques include Option Pricing Models, or "OPM," including back-solve techniques, Probability Weighted Expected Return Models, or "PWERM," and other techniques as determined to be appropriate.
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

Fair Value of Financial Instruments

As a result, with the exception of the Company’s borrowings, which are reported at cost, all assets and liabilities approximate fair value on the Statements of Assets and Liabilities due to their short maturity.

The fair value of the Company's Credit Facility, 2026 Notes, July 2027 Notes, August 2027 Notes, and December 2027 Notes (as defined in “Note 11 - Borrowings”) is estimated using relative market yield approach. The fair value of the Company’s Credit Facility, 2026 Notes and August 2027 Notes is estimated using Level 3 inputs by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date. The fair value of the Company’s July 2027 Notes and December 2027 is based on vendor pricing received by the Company, which is considered a level 2 input, and reflects the market close price of the notes traded on the Nasdaq Global Select Market LLC under the symbol "RWAYL" and "RWAYZ", respectively.

As of December 31, 2022, the carrying value of the Credit Facility, July 2027 Notes, August 2027 Notes, and December 2027 Notes approximates fair value. As of December 31, 2021, the carrying value of the Credit Facility approximates fair value. As of December 31, 2022, the fair value of the 2026 Notes was approximately $57 million and the carrying value was approximately $69.1 million, net of unamortized deferred financing fees of $818 thousand. As of December 31, 2021, the fair value of the 2026 Notes approximates fair value.

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

Income Taxes

The Company elected to be treated as a RIC under Subchapter M of the Code starting with its taxable year ended December 31, 2016, currently qualifies as a RIC, and intends to qualify annually for the tax treatment applicable to RICs. A RIC generally is not subject to U.S. federal income taxes on distributed income and gains so long as it meets certain source-of-income and asset diversification requirements and it distributes at least 90% of its net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any, to its stockholders. So long as the Company obtains and maintains its status as a RIC, it generally will not be subject to U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the financial statements of the Company. The Company intends to make sufficient distributions to maintain its RIC status each year and it does not anticipate paying any material United States federal income taxes in the future.

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. If we determine that our estimated current year taxable income will exceed our estimated dividend distributions for the current year from such income, we accrue excise tax on estimated excess taxable income as such taxable income is earned. Differences between taxable income and net increase in net assets resulting from operations either can be temporary, meaning they will reverse in the future, or permanent. In accordance with Section 946‑205‑45‑3 of the ASC, permanent tax differences are reclassified from accumulated undistributed earnings to paid-in-capital at the end of each year and have no impact on total net assets. For more information, see "Note 7 – Income Taxes."

Per Share Information

Basic and diluted earnings/(loss) per common share is calculated using the weighted-average number of common shares outstanding for the period presented. For the years ended December 31, 2022, 2021 and 2020, basic and diluted earnings/(loss) per share were the same because there were no potentially dilutive securities outstanding. Per share data is based on the weighted-average shares outstanding.

Distributions

Distributions to common stockholders are recorded on the applicable record date. The amount, if any, to be distributed to common stockholders is determined by the Board each quarter and is generally based upon the Company’s earnings estimated by management. Net realized capital gains, if any, are generally distributed at least annually.

For the year ended December 31, 2022, the Company declared and paid dividends in the amount of $51.6 million of which $40.7 million was distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s Dividend Reinvestment Plan. For the year ended December 31, 2021, the Company declared and paid dividends in the amount of $44.9 million of which $17.9 million was distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s Dividend Reinvestment Plan. For the year ended December 31, 2020, the Company declared and paid dividends in the amount of $39.7 million of which $7.3 million was distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s Dividend Reinvestment Plan.

Organization and Offering Costs

Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services and other fees pertaining to our organization, all of which are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s public and private offering materials as well as travel-related expenses related to the Company’s public and private offerings. Pursuant to the Advisory Agreement (as defined below), the Company and RGC agreed that organization and offering costs incurred in connection with the Initial Private Offering would be borne by the Company up to a maximum amount of $1.0 million, provided that the amount of such costs in excess of $1.0 million would be paid by RGC. As of December 31, 2016, the Company had already incurred the maximum amount of $1.0 million in organization and offering costs incurred in connection with the Initial Private Offering.

Offering costs related to the Second Private Offering were accumulated and charged to additional paid in capital at the time of closing beginning in 2019. These offering costs related to the Second Private Offering were subject to a cap of $0.6 million, excluding placement agent fees which had no cap, of which the Company will bear the cost. At the completion of the Second Private Offering, the Company had accumulated and recorded $0.7 million in offering costs and $ 0.2 million in placement agent fees related to the Second Private Offering. Under the terms of the Second Private Offering, offering costs in excess of $0.6 million, excluding placement agent fees, were reimbursed by RGC.

Offering costs related to the IPO were accumulated and charged to additional paid in capital at the time of closing in October 2021. The Company had accumulated and recorded $7.0 million of offering costs related to the Company’s IPO. The offering costs were fully born by the Company and included underwriting fees, legal fees, and other costs pertaining to the preparation of the Company’s offering materials as well as travel-related expenses.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820) - Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”, which was issued to (1) clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The new guidance is effective for interim and annual periods beginning after December 15, 2023. The Company does not anticipate the new standard will have a material impact to the consolidated financial statements and related disclosures.

Note 3 — Commitments and Contingencies

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time.

At December 31, 2022, the Company had $315.7 million in unfunded loan commitments to provide debt financing to its portfolio companies. The balance of unfunded commitments to extend financing as of December 31, 2022 was as follows (in thousands):

Portfolio Company	Investment Type	December 31, 2022
3PL Central LLC	Senior Secured Term Loan	$15,000
Brivo, Inc.	Senior Secured Term Loan	16,000
CloudPay, Inc.	Senior Secured Term Loan	15,000
Dtex Systems, Inc.	Senior Secured Term Loan	15,000
EBR Systems, Inc.	Senior Secured Term Loan	30,000
Intellisite Holdings, Inc. (dba Epic IO Technologies, Inc.)	Senior Secured Term Loan	6,000
Interactions Corporation	Senior Secured Term Loan	10,000
Kin Insurance, Inc.	Senior Secured Term Loan	25,000
Madison Reed, Inc.	Senior Secured Term Loan	2,400
Moximed, Inc.	Senior Secured Term Loan	15,000
Nalu Medical, Inc.	Senior Secured Term Loan	25,000
Revelle Aesthetics, Inc.	Senior Secured Term Loan	12,500
Route 92 Medical, Inc.	Senior Secured Term Loan	42,000
SetPoint Medical Corporation	Senior Secured Term Loan	40,000
Skillshare, Inc.	Senior Secured Term Loan	15,000
Snagajob.com, Inc.	Senior Secured Term Loan	6,785
Synack, Inc.	Senior Secured Term Loan	25,000
Total unused commitments to extend financing		$315,685

At December 31, 2021, the Company had $187.0 million in unfunded loan commitments to provide debt financing to its portfolio companies. The balance of unfunded commitments to extend financing as of December 31, 2021 was as follows (in thousands):

Portfolio Company	Investment Type	December 31, 2021
Allurion Technologies, Inc.	Senior Secured Term Loan	$15,000
CloudPay, Inc.	Senior Secured Term Loan	10,000
CrossRoads Extremity Systems, LLC	Senior Secured Term Loan	7,500
Dtex Systems, Inc.	Senior Secured Term Loan	15,000
Gynesonics, Inc.	Senior Secured Term Loan	20,000
INRIX, Inc.	Senior Secured Term Loan	10,000
Intellisite Holdings, Inc. (dba Epic IO Technologies, Inc.)	Senior Secured Term Loan	11,000
Marley Spoon AG	Senior Secured Term Loan	11,700
Route 92 Medical, Inc.	Senior Secured Term Loan	42,000
SetPoint Medical Corporation	Senior Secured Term Loan	25,000
ShareThis, Inc.	Senior Secured Term Loan	3,000
Snagajob.com, Inc.	Senior Secured Term Loan	6,785
VERO Biotech LLC	Senior Secured Term Loan	10,000
Total unused commitments to extend financing		$186,985

The Company has evaluated the expected net future cash flows related to unfunded commitments and determined the fair value to be zero as of December 31, 2022 and December 31, 2021.

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

Other Commitments and Contingencies

On February 24, 2022, the Board of Directors approved a repurchase program (the "Repurchase Program") under which the Company may repurchase up to $25.0 million of its outstanding common stock. Under the Repurchase Program, purchases may be made at management's discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. As of December 31, 2022, 871,345 shares of the Company's common stock were repurchased under the Repurchase Program for an aggregate purchase price of $10.8 million. The Repurchase Program was not renewed by the Board of Directors, and expired on February 24, 2023.

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

Note 5 — Net Increase in Net Assets Resulting from Operations per Common Share

The following information sets forth the computation of basic income per common share for the years ended December 31, 2022, 2021 and 2020 (in thousands, except for share and per share data):

	Years Ended December 31,
	2022	2021	2020
Net increase in net assets resulting from operations	$32,250	$45,619	$46,980
Weighted average shares outstanding for the period
Basic	40,971,242	34,183,358	27,617,425
Diluted	40,971,242	34,183,358	27,617,425
Per Share Data(1):
Basic and diluted income (loss) per common share
Basic	$0.79	$1.33	$1.70
Diluted	$0.79	$1.33	$1.70

(1)
Per share data is based on average weighted shares outstanding.

Note 6 — Net Assets

The Company has the authority to issue 100,000,000 shares of common stock, $0.01 par value per share. In October 2015, in connection with the Company’s formation, the Company issued and sold 1,667 shares of common stock to R. David Spreng, the President and Chief Executive Officer of the Company and Chairman of the Company’s Board of Directors, for an aggregate purchase price of $25 thousand. The sale of shares of common stock was approved by the unanimous consent of the Company’s sole director at initial public of the time.

Private Common Stock Offerings

On December 1, 2017, the Company completed its initial private offering ("Initial Private Offering"), in which the Company issued 18,241,157 shares of its common stock to stockholders for a total purchase price of $275.0 million in reliance on exemptions from the registration requirements of the Securities Act, and other applicable securities laws.

Beginning October 15, 2019 and ending September 29, 2021, the Company had completed multiple closings under its second private offering (the "Second Private Offering") and had accepted aggregate capital commitments of $181.7 million. In connection with the Second Private Offering the Company has issued 9,617,379 shares of its common stock for a total purchase price of $144.3 million. Concurrent with the IPO (as defined below), all undrawn commitments under the Second Private Offering were cancelled.

On March 31, 2020 and March 24, 2021, the Company had issued in aggregate 22,564 shares as an additional direct investment by Runway Growth Holdings LLC, an affiliate of RGC, at a per-share price of $15.00 for total proceeds of $0.3 million in a private offering pursuant to an exemption from registration under Regulation D of the Securities Act.

Initial Public Offering

The Company’s common stock began trading on the Nasdaq Global Select Market LLC on October 21, 2021 under the symbol "RWAY". The Company closed its initial public offering ("IPO"), issuing 6,850,000 shares of its common stock at a public offering price of $14.60 per share. Net of underwriting fees and offering costs, the Company received net cash proceeds of $93.0 million.

Distribution Reinvestment Plan

The Company maintains a Dividend Reinvestment Plan for our common stockholders. The Company’s Dividend Reinvestment Plan is administered by its transfer agent on behalf of the Company’s record holders and participating brokerage firms. Brokerage firms and other financial intermediaries may decide not to participate in the Company’s Dividend Reinvestment Plan but may provide a similar distribution reinvestment plan for their clients. The share requirements of the Dividend Reinvestment Plan may be satisfied through the issuance of new common shares or through open market purchases of common shares by the Company.

During the year ended December 31, 2022, the Company purchased 781,498 shares of common stock in the open market for a total of $10.9 million under the Dividend Reinvestment Plan. During the year ended December 31, 2021, the Company issued 1,830,974 shares of common stock for a total of $27.0 million under the Dividend Reinvestment Plan. Prior to 2021, the Company issued a total of 4,816,873 shares of common stock for a total of $70.8 million under Dividend Reinvestment Plan.

Repurchase Program

On February 24, 2022, the Board of Directors approved the Repurchase Program under which the Company may repurchase up to $25 million of its outstanding common stock. Under the Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. During the year ended December 31, 2022, the Company repurchased 871,345 shares for an aggregate purchase price of $10.8 million in connection with its Repurchase Program. The Repurchase Program was not renewed by the Board of Directors, and expired on February 24, 2023.

Distributions

The following table summarizes the distributions declared and paid since inception through December 31, 2022:

Declaration Date	Record Date	Payment Date	Amount per Share
May 3, 2018	May 15, 2018	May 31, 2018	$0.15
July 26, 2018	August 15, 2018	August 31, 2018	$0.25
November 1, 2018	October 31, 2018	November 15, 2018	$0.35
March 22, 2019	March 22, 2019	March 26, 2019	$0.40
May 2, 2019	May 7, 2019	May 21, 2019	$0.45
May 2, 2019	May 31, 2019	July 16, 2019	$0.46
July 30, 2019	August 5, 2019	August 26, 2019	$0.45
September 27, 2019	September 30, 2019	November 12, 2019	$0.04
December 9, 2019	December 10, 2019	December 23, 2019	$0.40
March 5, 2020	March 6, 2020	March 20, 2020	$0.40
May 7, 2020	May 8, 2020	May 21, 2020	$0.35
August 5, 2020	August 6, 2020	August 20, 2020	$0.36
October 1, 2020	October 1, 2020	November 12, 2020	$0.38
March 4, 2021	March 5, 2021	March 19, 2021	$0.37
April 29, 2021	April 30, 2021	May 13, 2021	$0.37
July 19, 2021	July 20, 2021	August 12, 2021	$0.34
October 28, 2021	November 8, 2021	November 22, 2021	$0.25
February 24, 2022	March 8, 2022	March 22, 2022	$0.27
April 28, 2022	May 10, 2022	May 24, 2022	$0.30
July 28, 2022	August 9, 2022	August 23, 2022	$0.33
October 27, 2022	November 8, 2022	November 22, 2022	$0.36

Note 7 — Income Taxes

The Company elected to be treated as a RIC under Subchapter M of the Code starting with its taxable year ended December 31, 2016, currently qualifies as a RIC, and intends to qualify annually for the tax treatment applicable to RICs. A RIC generally is not subject to U.S. federal income taxes on distributed income and gains so long as it meets certain source-of-income and asset diversification requirements and it distributes at least 90% of its net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any, to its stockholders. So long as the Company obtains and maintains its status as a RIC, it generally will not be subject to U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the financial statements of the Company. The Company intends to make sufficient distributions to maintain its RIC status each year and it does not anticipate paying any material United States federal income taxes in the future.

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. If we determine that our estimated current year taxable income will exceed our estimated dividend distributions for the current year from such income, we accrue excise tax on estimated excess taxable income as such taxable income is earned. For the years ended December 31, 2022, 2021, and 2020, we recorded an expense of $290.0 thousand, $0, and $1.3 thousand, respectively, for U.S. federal excise tax, which is included in tax expense in the statement of operations. Differences between taxable income and net increase in net assets resulting from operations either can be temporary, meaning they will reverse in the future, or permanent. In accordance with Section 946‑205‑45‑3 of the ASC, permanent tax differences are reclassified from accumulated undistributed earnings to paid-in-capital at the end of each year and have no impact on total net assets. For the years ended December 31, 2022, 2021, and 2020, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to non-deductible excise taxes paid as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Additional paid-in capital	$(290)	$—	$(2)
Accumulated undistributed earnings	290	—	2

For U.S. federal income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended December 31, 2022, 2021, and 2020 was as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Ordinary income	$51,593	$44,943	$39,518
Long-term capital gain	—	—	191
Return of capital	—	—	—

The following table shows the Company's tax cost of investments for U.S. federal income tax purposes (in thousands), as well as the net and gross changes in unrealized appreciation (depreciation) on investments owned (in thousands) at December 31, 2022, 2021 and 2020 .

	Years Ended December 31,
	2022	2021	2020
Tax cost of investments	$1,149,902	$726,969	$619,496

Change in unrealized appreciation on a tax basis	$9,207	$23,598	$21,396
Change in unrealized depreciation on a tax basis	(32,800)	(21,050)	(19,066)
Net change in unrealized appreciation (depreciation) on a tax basis	$(23,593)	$2,548	$2,330

At December 31, 2022, 2021 and 2020, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Statements of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of debt modifications, as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Undistributed ordinary income	$10,473	$329	$1,322
Undistributed capital gains	—	—	—
Capital loss carry forwards	(6,011)	(2,931)	(4,359)
Late year losses	—	—	—
Other accumulated losses	(189)	(213)	(236)
Net change in unrealized appreciation (depreciation) on a tax basis	(23,593)	2,548	2,330
Accumulated earnings/(deficit) on a tax basis	$(19,320)	$(267)	$(943)

For tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. Funds are permitted to carry forward capital losses for an indefinite period, and such losses will retain their character as either short-term or long-term capital losses.

For the years ended December 31, 2022, 2021 and 2020, the Company utilized capital loss carryforward in the amount of $0, $1.4 million, and $0, respectively, to offset realized capital gains.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes ("ASC 740"). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in Consolidated Financial Statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions deemed to meet a "more-likely-than-not" threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statements of Operations. There were no material uncertain income tax positions at December 31, 2022, December 31, 2021 or December 31, 2020. Although we file federal and state tax returns, our major tax jurisdiction is federal. The previous three year-ends and the interim tax period since then remain subject to examination by the Internal Revenue Service.

If the Company does not distribute (or is not deemed to have distributed) each calendar year the sum of  (1) 98% of its net ordinary income for each calendar year, (2) 98.2% of its capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years (the "Minimum Distribution Amount"), the Company will generally be required to pay a U.S. federal excise tax equal to 4% of the amount by which the Minimum Distribution Amount exceeds the distributions for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes, if any, on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective U.S. federal excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income.

If the Company does not qualify to be treated as a RIC for any taxable year, the Company will be taxed as a regular corporation (a "C corporation") under subchapter C of the Code for such taxable year. If the Company has previously qualified as a RIC but is subsequently unable to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, the Company would be subject to U.S. federal income tax on all of its taxable income (including its net capital gains) at regular corporate rates. The Company would not be able to deduct distributions to stockholders, nor would it be required to make distributions. In order to requalify as a RIC, in addition to the other requirements discussed above, the Company would be required to distribute all of its previously undistributed earnings attributable to the period it failed to qualify as a RIC by the end of the first year that it intends to requalify as a RIC. If the Company fails to requalify as a RIC for a period greater than two taxable years, it may be subject to U.S. federal income tax at corporate rates on any net built-in gains with respect to certain of its assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if the Company had been liquidated) that it elects to recognize on requalification or when recognized over the next five years.

Note 8 — Related Party Agreements and Transactions

Second Amended and Restated Advisory Agreement

On November 29, 2016, the Company’s Board of Directors approved an investment advisory agreement between RGC and the Company, under which RGC, subject to the overall supervision of the Board of Directors, manages the day-to-day operations of and provides investment advisory services to the Company (together with a subsequent amendment thereto, the "Prior Agreement"). On August 3, 2017, the Board of Directors approved certain amendments to the Prior Agreement (the "First Amended and Restated Advisory Agreement") and recommended that the Company’s stockholders approve the First Amended and Restated Advisory Agreement. The First Amended and Restated Advisory Agreement became effective on September 12, 2017 upon approval by the stockholders at a special meeting of stockholders of the Company. On April 7, 2021, the Board of Directors approved certain additional amendments to the advisory agreement (the "Advisory Agreement") at a virtual meeting and recommended that the Company’s stockholders approve the Advisory Agreement. In reliance upon certain exemptive relief granted by the SEC in connection with the global COVID-19 pandemic, the Board of Directors undertook to ratify the Advisory Agreement at its next in-person meeting which was held in July 2021. The Advisory Agreement became effective on May 27, 2021 upon approval by the stockholders at a special meeting of stockholders of the Company. The Advisory Agreement amended the Prior Advisory Agreement to include certain revisions to the management and incentive fee calculation mechanisms and clarify language relating to liquidity events. Under the terms of the Advisory Agreement, RGC:

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

For purposes of the Advisory Agreement, a "Spin-Off transaction" includes either a transaction whereby (a) the Company offers its stockholders the option to elect to either (i) retain their ownership of shares of the Company’s common stock, or (ii) exchange their shares of the Company’s common stock for shares of common stock in a newly formed entity (the "Public Fund") that will elect to be regulated as a BDC under the 1940 Act and treated as a RIC under Subchapter M of the Code (the "Public Fund Spin Off"); or (b) the Company completes a listing of the Company’s securities on any securities exchange (an "Exchange Listing"). The base management fee will be an amount equal to 0.40% (1.60% annualized) of the Company’s average daily Gross Assets (defined below) during the most recently completed calendar quarter for so long as the aggregate amount of Gross Assets of the Company as of the end of the most recently completed calendar quarter is equal or greater than $500.0 million but less than $1.0 billion. For purposes of the Advisory Agreement, "Gross Assets" is defined as the Company’s gross assets, including assets purchased with borrowed funds or other forms of leverage, as well as any paid-in-kind interest, as of the end of the most recently completed fiscal quarter. If the aggregate amount of the Company’s Gross Assets as of the end of the most recently completed calendar quarter is less than $500.0 million the base management fee will be an amount equal to 0.4375% (1.75% annualized) of the Company’s average daily Gross Assets during the most recently completed calendar quarter. If the aggregate amount of the Company’s Gross Assets as of the end of the most recently completed calendar quarter is equal to or greater than $1.0 billion, the base management fee will be an amount equal to 0.375% (1.50% annualized) of the Company’s average daily Gross Assets during the most recently completed calendar quarter.

RGC earned base management fees of $11.9 million, $9.0 million and $6.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Incentive Fee

The incentive fee, which provides RGC with a share of the income that RGC generates for the Company, consists of an investment-income component and a capital-gains component, which are largely independent of each other, with the result that one component may be payable even if the other is not.

Under the investment-income component (the "Income Incentive Fee"), the Company pays RGC each quarter an incentive fee with respect to the Company’s Pre-Incentive Fee net investment income. The Income Incentive Fee is calculated and payable quarterly in arrears based on the Pre-Incentive Fee net investment income for the immediately preceding fiscal quarter. Payments based on Pre-Incentive Fee net investment income will be based on the Pre-Incentive Fee net investment income earned for the quarter. For this purpose, "Pre-Incentive Fee net investment income" means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial and consulting fees or other fees that the Company receives from portfolio companies) that the Company accrues during the fiscal quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the amended and restated administration agreement with the Administrator (the "Administration Agreement"), and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero coupon securities), accrued income the Company has not yet received in cash; provided, however, that the portion of the Income Incentive Fee attributable to deferred interest features will be paid, only if and to the extent received in cash, and any accrual thereof will be reversed if and to the extent such interest is reversed in connection with any write off or similar treatment of the investment giving rise to any deferred interest accrual, applied in each case in the order such interest was accrued. Such subsequent payments in respect of previously accrued income will not reduce the amounts payable for any quarter pursuant to the calculation of the Income Incentive Fee described above. Pre-Incentive Fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Pre-Incentive Fee net investment income, expressed as a rate of return on the value of the Company’s net assets (defined as total assets less liabilities) at the end of the immediately preceding fiscal quarter, will be compared to a "hurdle rate" of 2.0% per quarter (8.0% annualized). The Company pays RGC an Income Incentive Fee with respect to the Company’s Pre-Incentive Fee net investment income in each calendar quarter as follows: (1) no Income Incentive Fee in any calendar quarter in which the Company’s Pre-Incentive Fee net investment income does not exceed the hurdle rate of 2.0%; (2) 80% of the Company’s Pre-Incentive Fee net investment income with respect to that portion of such Pre-Incentive Fee net investment income, if any, that exceeds the hurdle rate but is less than 2.667% in any calendar quarter (10.668% annualized) (the portion of the Company’s Pre-Incentive Fee net investment income that exceeds the hurdle but is less than 2.667% is referred to as the "catch-up"; the "catch-up" is meant to provide RGC with 20.0% of the Company’s Pre-Incentive Fee net investment income as if a hurdle did not apply if the Company’s Pre-Incentive Fee net investment income exceeds 2.667% in any calendar quarter (10.668% annualized)); and (3) 20.0% of the amount of the Company’s Pre-Incentive Fee net investment income, if any, that exceeds 2.667% in any calendar quarter (10.668% annualized) payable to RGC (once the hurdle is reached and the catch-up is achieved, 20.0% of all Pre-Incentive Fee net investment income thereafter is allocated to RGC).

Until the consummation of a Spin-Off transaction, in the event that (a) the sum of the Company’s cumulative net realized losses since the date of the Company’s election to be regulated as a BDC exceeded 2.0% of the total non-control/non-affiliate investments made by the Company since the date of the Company’s election to be regulated as a BDC through the end of the quarter and (b) the Pre-Incentive Fee net investment income adjusted to include any realized capital gains and losses ("Adjusted Pre-Incentive Fee net investment income"), expressed as an annualized rate of return on the value of the Company’s average daily net assets (defined as total assets less liabilities), since the Company’s election to be regulated as a BDC through the end of the quarter was less than 10.0%, no Income Incentive Fee would be payable for such quarter until the first subsequent quarter in which either (x) the sum of the Company’s cumulative net realized losses since the date of the Company’s election to be regulated as a BDC was equal to or less than 2.0% of the total non-control/non-affiliate investments made by the Company since the date of the Company’s election to be regulated as a BDC through the end of such subsequent quarter or (y) the Adjusted Pre-Incentive Fee net investment income, expressed as an annualized rate of return on the value of the Company’s average daily net assets (defined as total assets less liabilities), since the Company’s election to be regulated as a BDC through the of the end of the quarter equals or exceeds 10.0%; provided, however, that in no event would any Income Incentive Fee be payable for any prior quarter after the three-year anniversary of the end of such quarter.

Under the capital gains component of the incentive fee (the "Capital Gains Fee"), the Company will pay RGC, as of the end of each calendar year, 20.0% of the Company’s aggregate cumulative realized capital gains, if any, from the date of the Company’s election to be regulated as a BDC through the end of that calendar year, computed net of the Company’s aggregate cumulative realized capital losses and aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid Capital Gains Fee. For the foregoing purpose, the Company’s "aggregate cumulative realized capital gains" will not include any unrealized appreciation. If such amount is negative, then no Capital Gains Fee will be payable for such year.

For the year ended December 31, 2022, RGC earned incentive fees of $13.2 million, $ 11.0 million of which was payable in cash, and $2.2 million were accrued and generated from deferred interest. For the year ended December 31, 2021, RGC earned incentive fees of $9.2 million, $7.4 million of which were payable in cash, and $ 1.8 million were accrued and generated from deferred interest. For the year ended December 31, 2020, RGC earned incentive fees of $7.3 million, $5.4 million of which were payable in cash, and $1.9 million were accrued and generated from deferred interest. All incentive fees accrued and generated from deferred interest (i.e., PIK and certain discount accretion) are not payable until receipt of respective cash by the Company. As of December 31, 2022, $3.8 million were payable in cash and $5.0 million were deferred incentive fees payable, both of which are included in incentive fees payable on the Statement of Assets and Liabilities. As of December 31, 2021, $2.5 million of incentive fees payable were payable in cash, and $3.5 million were deferred incentive fees payable, both of which are included in incentive fees payable on the Statement of Assets and Liabilities.

The capital gains incentive fee consists of fees related to realized gains, realized capital losses and unrealized capital depreciation. With respect to the incentive fee expense accrual related to the capital gains incentive fee, U.S. GAAP requires that the capital gains invective fee accrual consider the cumulative aggregate unrealized appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized appreciation were realized even though such unrealized appreciation is not permitted to be considered in calculating the fee actually payable under the Advisory Agreement. As of each of December 31, 2022 and December 31, 2021, there was no capital gains incentive fee accrued, earned or payable to RGC under the Advisory Agreement.

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

The Company reimbursed the Administrator $ 1.1 million during the year ended December 31, 2022. As of December 31, 2022, the Company had accrued a net payable to the Administrator of $0.4 million, which is included in Accrued expenses and other liabilities on the Statement of Assets and Liabilities. Of the total amount reimbursed to the Administrator, $0.9 million was related to overhead allocation expense for the year ended December 31, 2022. The Company reimbursed the Administrator $0.9 million during the year ended December 31, 2021. As of December 31, 2021, the Company had accrued a net payable to the Administrator of $0.2 million. Of the total amount reimbursed to the Administrator, $0.8 million was related to overhead allocation expense for the year ended December 31, 2021. The Company reimbursed the Administrator $0.5 million during the year ended December 31, 2020. As of December 31, 2020, the Company had accrued a net payable to the Administrator of $0.1 million. Of the total amount reimbursed to the Administrator, $0.5 million was related to overhead allocation expense for the year ended December 31, 2020. Administration fees, which include fees payable by the Administrator to third-party service providers who provide additional administration services for the Company, were $0.7 million, $0.6 million, and $0.5 million for the years ended December 31, 2022, 2021 and 2020 respectively.

License Agreement

The Company has entered into a license agreement with RGC (the "License Agreement") pursuant to which RGC has granted the Company a personal, non-exclusive, royalty-free right and license to use the name "Runway Growth Finance". Under the License Agreement, the Company has the right to use the "Runway Growth Finance" name for so long as RGC or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company has no legal right to the "Runway Growth Finance" name.

Oaktree Strategic Relationship

In connection with the strategic relationship, OCM purchased an aggregate of 14,571,334 shares of our common stock for an aggregate purchase price of $219.3 million in our Initial Private Offering and our Second Private Offering. As of December 31, 2022, OCM Growth Holdings, LLC ("OCM") owned 21,129,688 shares of our common stock or 52% of our total issued and outstanding shares. OCM has granted a proxy to us pursuant to which the shares held by OCM will be voted in the same proportion as our other stockholders vote their shares.

In connection with the OCM Commitment, the Company entered into a stockholder agreement, dated December 15, 2016, with OCM, pursuant to which OCM has a right to nominate a member of the Company’s Board of Directors for election for so long as OCM holds shares of the Company’s common stock in an amount equal to, in the aggregate, at least one-third (33%) of OCM’s initial $125.0 million capital commitment. Brian Laibow, Co-Head of North America & Managing Director of Oaktree's Global Opportunities Funds, serves on the Company’s Board of Directors as OCM’s director nominee and is considered an interested director. OCM also holds a minority interest in RGC and has the right to appoint a member of RGC’s board of managers and a member of RGC’s investment committee. Brian Laibow is OCM’s appointee to RGC’s board of managers and investment committee. OCM also purchased additional equity in RGC in connection with its commitment to the Company.

Note 9 — Fair Value Measurements

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820. See "Note 2 — Summary of Significant Accounting Policies" for a discussion of the Company’s policies.

The following tables present information about the Company’s assets measured at fair value as of December 31, 2022 and 2021, respectively (in thousands):

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Common Stock	$501	$1,422	$1,174	$3,097
Preferred Stock	12,335	-	347	12,682
Senior Secured Term Loans	-	-	1,080,121	1,080,121
Second Lien Term Loans	-	-	13,654	13,654
Warrants	-	105	16,650	16,755
Total Portfolio Investments	12,836	1,527	1,111,946	1,126,309
Total Investments	$12,836	$1,527	$1,111,946	$1,126,309

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Common Stock	$2,560	$8,904	$-	$11,464
Preferred Stock	15,705	-	1,332	17,037
Senior Secured Term Loans	-	-	623,054	623,054
Second Lien Term Loans	-	-	12,873	12,873
Warrants	-	-	20,087	20,087
Total Portfolio Investments	18,265	8,904	657,346	684,515
U.S. Treasury Bill	45,001	-	-	45,001
Total Investments	$63,266	$8,904	$657,346	$729,516

The Company recognizes transfers into and out of the levels indicated above at the end of the reporting period. During the period ended December 31, 2022, the Company had common stock investments with restrictions lifted, resulting in an asset transfer out of Level 2 and into Level 1 at the fair value of $5.4 million. During the periods ended December 31, 2022 and December 31, 2021, the Company had warrant investments converted to common stock investments, resulting in asset transfers out of Level 3 and into Level 2 at the fair value of $2.2 million and $15.3 million, respectively. The following table presents a rollforward of Level 3 assets measured at fair value as of December 31, 2022 (in thousands):

	Preferred Stock	Common Stock	Senior Secured Term Loans	Second Lien Term Loans	Warrants	Total
Fair value at December 31, 2021	$1,332	$-	$623,054	$12,873	$20,087	$657,346
Amortization of fixed income premiums or accretion of discounts	-	-	6,744	120	-	6,864
Purchases of investments	-	4,551	614,636	-	3,404	622,591
PIK interest	-	-	7,994	661	-	8,655
Sales or repayments of investments(1)	(800)	-	(161,660)	-	(1,508)	(163,968)
Transfers out of Level 3	-	-	-	-	(2,239)	(2,239)
Realized gain (loss)	(2,000)	-	-	-	(851)	(2,851)
Change in unrealized appreciation (depreciation)	1,815	(3,377)	(10,647)	-	(2,243)	(14,452)
Fair value at December 31, 2022	$347	$1,174	$1,080,121	$13,654	$16,650	$1,111,946
Change in unrealized appreciation (depreciation on Level 3 investments still held as of December 31, 2022	$(115)	$(3,377)	$(9,752)	$-	$(4,889)	$(18,133)

(1)
Net of reorganization and restructuring of investments.

The following table presents a rollforward of Level 3 assets measured at fair value as of December 31, 2021 (in thousands):

	Preferred Stock	Senior Secured Term Loans	Second Lien Term Loans	Warrants	Total
Fair value at December 31, 2020	$1,336	$501,965	$-	$33,009	$536,310
Amortization of fixed income premiums or accretion of discounts	-	7,742	3	-	7,745
Purchases of investments	2,000	405,039	12,870	838	420,747
PIK interest		2,996			2,996
Sales or repayments of investments(1)	-	(293,323)	-	(425)	(293,748)
Transfers out of Level 3	-	-	-	(15,305)	(15,305)
Realized gain (loss)	-	-	-	(825)	(825)
Change in unrealized appreciation (depreciation)	(2,004)	(1,365)	-	2,795	(574)
Fair value at December 31, 2021	$1,332	$623,054	$12,873	$20,087	$657,346
Change in unrealized appreciation (depreciation) on Level 3 investments still held as of December 31, 2021	$(2,004)	$(545)	$-	$(2,687)	$(5,236)

(1)
Net of reorganization and restructuring of investments.

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2022 (in thousands):

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Common Stock	$1,174	Recent private market and merger and acquisition transaction prices	N/A	N/A
Preferred Stock	347	Recent private market and merger and acquisition transaction prices	N/A	N/A
Senior Secured Term Loans(1)	1,053,748	Discounted Cash Flow analysis	Discount rate	11.1% - 28.0% (15.2%)
		Market approach	Origination yield	10.5% - 19.3% (12.9%)
	26,373	PWERM	Discount rate	27.4% - 37.4% (30.9%)
Second Lien Term Loans (1)	13,654	Discounted Cash Flow analysis	Discount rate	16.1% - 16.1% (16.1%)
		Market approach	Origination yield	12.2% - 12.2% (12.2%)
Warrants(2)	10,246	Option pricing model	Risk-free interest rate	2.7% - 4.9% (4.3%)
			Average industry volatility	25.0% - 98.4% (49.0%)
			Estimated time to exit	0.5 - 5.0 (2.2 years)
			Revenue multiples	1.16x - 88.63x (5.47x)
	6,404	PWERM	Discount rate	20.0% - 40.0% (34.6%)
			Revenue multiples	2.35x - 199.38x (13.10x)
Total Level 3 Investments	$1,111,946

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2021 (in thousands):

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Preferred Stock	$1,332	Recent private market and merger and acquisition transaction prices	N/A	N/A
Senior Secured Term Loans(1)	594,794	Discounted Cash Flow analysis	Discount rate	6.2% - 71.2% (12.9%)
		Market approach	Origination yield	5.1% - 100.1% (11.8%)
	28,260	PWERM	Discount rate	16.3% - 25.0% (20.8%)
Second Lien Term Loans(1)	12,873	Discounted Cash Flow analysis	Discount rate	12.2% - 12.2% (12.2%)
Warrants(2)	13,133	Option pricing model	Risk-free interest rate	0.1% - 1.2% (0.5%)
			Average industry volatility	20.0% - 75.0% (39.6%)
			Estimated time to exit	0.5 - 5.7 (2.0 yrs)
			Revenue multiples	0.00x - 13.46x (6.16x)
	6,955	PWERM	Discount rate	30.0% - 46.0% (36.0%)
			Revenue multiples	2.94x - 123.71x (9.53x)
Total Level 3 Investments	$657,346

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
(2)
The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are inputs used in the OPM, which include industry volatility, risk free interest rate and estimated time to exit. The Equity Allocation model and the Black Scholes model were the main OPMs used during the years ended December 31, 2022 and December 31, 2021. Probability Weighted Expected Return Models ("PWERM") and other techniques were used as determined appropriate. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. However, a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase or decrease in the unobservable inputs. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.
Note 10 — Derivative Financial Instruments

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

Warrants

Warrants provide exposure and potential gains upon equity appreciation of the portfolio company’s equity value. A warrant has a limited life and expires on a certain date. As a warrant’s expiration date approaches, the time value of the warrant will decline. In addition, if the stock underlying the warrant declines in price, the intrinsic value of an "in the money" warrant will decline. Further, if the price of the stock underlying the warrant does not exceed the strike price of the warrant on the expiration date, the warrant will expire worthless. As a result, there is the potential for the entire value of an investment in a warrant to be lost. The Company’s volume of warrant investment activity is closely correlated to its primary senior secured loans to portfolio companies. For the year ended December 31, 2022, the Company had realized losses of $(0.9) million and a net change in unrealized depreciation of $(2.2) million from its investments in warrants. For the year ended December 31, 2021, the Company had realized losses of $0.8 million and a net change in unrealized appreciation of $2.8 million from its investments in warrants. For the year ended December 31, 2020, the Company had realized gains of $1.2 million and a net change in unrealized appreciation of $14.2 million from its investments in warrants. Realized gains from warrants is included in Realized gain (loss) on non-control/non-affiliate investments, including U.S. Treasury Bills on the Statement of Operations. The net change in unrealized appreciation (depreciation) from warrants is included in Net change in unrealized appreciation (depreciation) on non-control/non-affiliate investments, including U.S. Treasury Bills, except for $0.0 million, $0.2 million, and $0.4 million, respectively for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, which are included in Net change in unrealized appreciation on affiliate investments.

Counterparty risk exists from the potential failure of an issuer of warrants to settle its exercised warrants. The maximum risk of loss from counterparty risk is the fair value of the contracts and the purchase price of the warrants. The Company’s Board of Directors considers the effects of counterparty risk when determining the fair value of its investments in warrants.

Note 11 — Borrowings

The following table shows the Company's borrowings as of December 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2022				December 31, 2021
	Total Commitment	Principal	Deferred Debt Cost(1)	Carrying Value	Total Commitment	Principal	Deferred Debt Cost(1)	Carrying Value
Credit Facility	$425,000	$337,000	$(4,640)	$332,360	$350,000	$61,000	$(1,135)	$59,865
2026 Notes	70,000	70,000	(818)	69,182	20,000	20,000	(376)	19,624
July 2027 Notes	80,500	80,500	(2,380)	78,120	—	—	—	—
August 2027 Notes	20,000	20,000	(653)	19,347	—	—	—	—
December 2027 Notes	51,750	51,750	(1,802)	49,948	—	—	—	—
Total	$647,250	$559,250	$(10,293)	$548,957	$370,000	$81,000	$(1,511)	$79,489

(1)
Net of accumulated amortization.

For the years ended December 31, 2022, December 31, 2021 and December 31, 2020, the components of interest expense, amortization of deferred debt costs, and the unused fees on the Credit Facility (as defined below) on the Company's borrowings were as follows (dollars in thousands) :

	Interest Expense(1)	Amortization of Deferred Debt Costs	Unused Facility and Other Fees	Total Interest Expense and Fees	Weighted Average Cost of Debt
Year Ended December 31, 2022
Credit Facility	$7,712	$921	$1,615	$10,248	7.60%
2026 Notes	2,734	182	—	2,916	4.52%
July 2027 Notes	2,566	219	—	2,785	8.04%
August 2027 Notes	467	44	—	511	7.58%
December 2027 Notes	276	24	—	299	8.44%
Total, 2022	$13,755	$1,390	$1,615	$16,759

Year Ended December 31, 2021
Credit Facility	$2,492	$467	$1,126	$4,085	5.82%
2026 Notes	52	5	—	57	4.69%
Total, 2021	$2,544	$472	$1,126	$4,142

Year Ended December 31, 2020
Credit Facility	$987	$225	$510	$1,722	6.17%
Total, 2020	$987	$225	$510	$1,722
(1)
Does not include interest expense related to U.S. Treasury Bills.

Credit Facility

On May 31, 2019, the Company entered into a Credit Agreement with KeyBank National Association, acting as administrative agent and syndication agent and the other lenders party thereto, which initially provided the Company with a $100.0 million commitment, subject to borrowing base requirements (as amended and restated from time to time, the "Credit Facility"). As of December 31, 2022, the Company had $425.0 million in total commitments available under the Credit Facility, which includes an accordion feature that allows the Company to increase the total commitments under the Credit Facility up to $500.0 million. The availability period under the Credit Facility expires on April 20, 2025 and is followed by a one-year amortization period. The stated maturity date under the Credit Facility is April 20, 2026, unless extended.

Borrowings under the Credit Facility bear interest on a per annum basis equal to the Adjusted Term Secured Overnight Financing Rate ("SOFR") plus an applicable margin rate that ranges from 2.95% to 3.35% per annum depending on the Company's leverage ratio and number of eligible loans in the collateral pool. The Credit Facility provides for a variable advance rate of up to 65% on eligible term loans. The Company also pays unused commitment fees that range from 0.25% to 1.00% per annum based on the total unused lender commitment under the Credit Facility.

The Credit Facility is collateralized by all eligible investment assets held by the Company. The Credit Facility contains representations and warranties and affirmative and negative covenants customary for secured financings of this type, including certain financial covenants such as a consolidated tangible net worth requirements and a required asset coverage ratio.

For the years ended December 31, 2022 and December 31, 2021, the weighted average outstanding Credit Facility balance was $134.9 million and $70.2 million, respectively, and the weighted average effective interest rate was 5.89% and 3.50%, respectively.

2026 Notes

On December 10, 2021, the Company completed a private debt offering of $70.0 million in aggregate principal amount of 4.25% interest-bearing unsecured Series 2021A Senior Notes due 2026 (the "2026 Notes") to institutional accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). The 2026 Notes were issued in two closings, the initial issuance of $20.0 million 2026 Notes closed on December 10, 2021 and the second and final issuance of $50.0 million closed on February 10, 2022.

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

Aggregate offering costs in connection with the 2026 Notes issuance, including the underwriter’s discount and commissions, were $1.0 million, which were capitalized and deferred. As of December 31, 2022 and December 31, 2021, unamortized deferred debt costs related to the 2026 Notes were $0.8 million and $0.4 million, respectively.

July 2027 Notes

On July 28, 2022, the Company issued and sold $80.5 million in aggregate principal amount of 7.50% interest-bearing unsecured Notes due July 2027 (the "July 2027 Notes") under its shelf Registration Statement on Form N-2. The July 2027 Notes were issued pursuant to the Base Indenture dated July 28, 2022 (the "Base Indenture") and First Supplemental Indenture, dated July 28, 2022 (together with the Base Indenture, the "Indenture"), between the Company and the Trustee, U.S. Bank Trust Company, National Association.

The July 2027 Notes bear an interest rate of 7.50% per year and are due on July 28, 2027. Interest on the 2027 Notes will be due quarterly in arrears on March 1, June 1, September 1, and December 1 of each year, commencing September 1, 2022. The July 2027 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option on or after July 28, 2024, at a redemption price of $25 per July 2027 Note plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption. The July 2027 Notes are general unsecured obligations of the Company that rank pari passu with the Company's existing and future unsecured, unsubordinated indebtedness.

Aggregate offering costs in connection with the July 2027 Notes issuance, including the underwriter’s discount and commissions, were $2.6 million, which were capitalized and deferred. As of December 31, 2022 and December 31, 2021, unamortized deferred debt costs related to the July 2027 Notes were $2.4 million and $0, respectively.

August 2027 Notes

On August 31, 2022, the Company issued and sold a private debt offering of $20.0 million in aggregate principal amount of 7.00% interest-bearing unsecured Series 2022A Senior Notes due 2027 (the "August 2027 Notes") to HCM Master Fund Limited.

The August 2027 Notes bear an interest rate of 7.00% per year and are due on August 31, 2027, unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the August 2027 Notes will be due semiannually in arrears on February 15 and August 15 of each year, commencing February 23, 2023. The August 2027 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured, unsubordinated indebtedness issued by the Company.

Aggregate offering costs in connection with the August 2027 Notes issuance, including the underwriter’s discount and commissions, were $0.7 million, which were capitalized and deferred. As of December 31, 2022 and December 31, 2021, unamortized deferred debt costs related to the August 2027 Notes were $0.7 million and $0, respectively.

December 2027 Notes

On December 7, 2022, the Company issued and sold $51.75 million in aggregate principal amount of 8.00% interest-bearing unsecured Notes due December 2027 (the "December 2027 Notes") under its shelf Registration Statement on Form N-2. The December 2027 Notes were issued pursuant to the Base Indenture dated July 28, 2022 (the "Base Indenture") and Second Supplemental Indenture, dated December 7, 2022 (together with the Base Indenture, the "Indenture"), between the Company and the Trustee, U.S. Bank Trust Company, National Association.

The December 2027 Notes bear an interest rate of 8.0% per year and are due on December 28, 2027. Interest on the 2027 Notes will be due quarterly in arrears on March 1, June 1, September 1, and December 1 of each year, commencing March 1, 2023. The December 2027 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option on or after December 31, 2024, at a redemption price of $25 per December 2027 Note plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption. The December 2027 Notes are general unsecured obligations of the Company that rank pari passu with the Company's existing and future unsecured, unsubordinated indebtedness.

Aggregate offering costs in connection with the December 2027 Notes issuance, including the underwriter’s discount and commissions, were $1.8 million, which were capitalized and deferred. As of December 31, 2022 and December 31, 2021, unamortized deferred debt costs related to the December 2027 Notes were $1.8 million and $0, respectively.

Senior Securities

Information about the Company’s senior securities is shown in the following table for the fiscal years ended December 31, 2022, 2021, 2020, 2019 and 2018 (in thousands). No senior securities were outstanding for the fiscal years ended December 31, 2017 and prior.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
2027 Notes
December 31, 2022	$152,250	$4,784	—	N/A
December 31, 2021	$—	$—	—	N/A
December 31, 2020	$—	$—	—	N/A
December 31, 2019	$—	$—	—	N/A
December 31, 2018	$—	$—	—	N/A
2026 Notes
December 31, 2022	$70,000	$9,229	—	N/A
December 31, 2021	$20,000	$31,310	—	N/A
December 31, 2020	$—	$—	—	N/A
December 31, 2019	$—	$—	—	N/A
December 31, 2018	$—	$—	—	N/A
Credit Facility
December 31, 2022	$337,000	$2,709	—	N/A
December 31, 2021	$61,000	$10,938	—	N/A
December 31, 2020	$99,000	$5,710	—	N/A
December 31, 2019	$61,000	$7,169	—	N/A
December 31, 2018	$—	$—	—	N/A
Credit Facility - CIBC (5)
December 31, 2022	$—	$—	—	N/A
December 31, 2021	$—	$—	—	N/A
December 31, 2020	$—	$—	—	N/A
December 31, 2019	$—	$—	—	N/A
December 31, 2018	$59,500	$3,813	—	N/A
Total
December 31, 2022	$559,250	$2,030	—	N/A
December 31, 2021	$81,000	$8,484	—	N/A
December 31, 2020	$99,000	$5,710	—	N/A
December 31, 2019	$61,000	$7,169	—	N/A
December 31, 2018	$59,500	$3,813	—	N/A

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
(3)
The amount to which such class of senior security would be entitled upon the Company’s involuntary liquidation in preference to any security junior to it. The "—" in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)
Not applicable because the senior securities are not registered for public trading.
(5)
On June 22, 2018, the Company entered into the Credit Facility with CIBC. On May 31, 2019, in conjunction with securing and entering into the new Credit Facility, the Company terminated the Credit Facility with CIBC.

Note 12 — Financial Highlights

	Years Ended December 31,
	(In thousands, except share and per share data)
	2022	2021	2020	2019	2018	2017	2016
Per Share Data(1):
Net asset value at beginning of period	$14.65	$14.84	$14.58	$15.14	$14.66	$10.38	$15.00
Net investment income(3)	1.46	1.30	1.38	1.95	1.26	(0.66)	(83.81)
Realized gain (loss)	(0.03)	0.12	(0.19)	0.03	—	—	—
Change in unrealized appreciation (depreciation)	(0.64)	(0.09)	0.52	(0.50)	—	0.14	(0.01)
Issuance of common shares	—	—	—	—	—	—	79.20
Dividends(1)	(1.26)	(1.31)	(1.44)	(2.17)	(0.77)	—	—
Offering costs	—	(0.21)	—	(0.03)	—	—	—
Accretion (dilution)(4)	0.04	—	(0.01)	0.16	(0.01)	4.80	—
Net asset value at end of period	$14.22	$14.65	$14.84	$14.58	$15.14	$14.66	$10.38
Total return based on net asset value(2)	(2.94)%	(1.28)%	1.79%	(3.70)%	3.27%	41.23%	(30.80)%
Weighted average shares outstanding for the period, basic	40,971,242	34,183,358	27,617,425	18,701,021	9,300,960	2,795,274	10,774
Ratio/Supplemental Data:
Net assets at end of period	$576,052	$606,195	$466,244	$376,313	$167,369	$127,040	$3,477
Average net assets(5)	$589,669	$508,836	$403,188	$283,774	$141,046	$40,389	$152
Ratio of net operating expenses to average net assets(6)	8.27%	5.28%	4.84%	6.58%	6.42%	12.46%	595.90%
Ratio of net increase (decrease) in net assets resulting from operations to average net assets	5.47%	8.97%	11.62%	9.74%	8.34%	(3.56)%	(595.90)%
Portfolio turnover rate(7)	20.06%	49.61%	25.14%	32.99%	11.66%	227.09%	N/A

(1)
Financial highlights are based on weighted-average shares outstanding.
(2)
Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the year.
(3)
Return from investment operations was 9.97%, 8.76%, 9.47%, 12.88%, 8.59%, (6.36%) and (30.80%) for the years ended December 31, 2022, 2021, 2020, 2019, 2018, 2017, and 2016, respectively. Return from investment operations represents returns on net investment income from operations.
(4)
Return from accretion (dilution) was 0.27%, 0.00%, (0.06%), 0.88%, (0.07%), 46.24%, and 0.00% for the years ended December 31, 2022, 2021, 2020, 2019, 2018, 2017, and 2016, respectively.
(5)
Ratio of net investment income to average net assets was 10.14%, 8.74%, 9.47%, 12.88%, 8.30%, (4.56%), and (595.90%) for the years ended December 31, 2022, 2021, 2020, 2019, 2018, 2017, and 2016, respectively.
(6)
Ratio of net operating expenses excluding incentive fees, to average net assets was 6.03%, 3.47%, 3.04%, 3.64%, 5.42%, 12.46%, and 595.95% for the years ended December 31, 2022, 2021, 2020, 2019, 2018, 2017, and 2016, respectively.
(7)
The portfolio turnover rate for the years ended December 31, 2022, 2021, 2020, 2019, 2018 and 2017 equals the lesser of investment portfolio purchases or sales during the period, divided by the average investment portfolio value during the period.

Note 13 —  Subsequent Events

The Company evaluated events subsequent to December 31, 2022 through March 2, 2023, the date the financial statements were issued.

On January 3, 2023, TRACON Pharmaceuticals, Inc. prepaid its outstanding principal balance of $10.0 million on the senior secured loan.

On January 4, 2023, the Company entered into an amendment (the "Credit Agreement Amendment") to the Amended and Restated Credit Agreement dated as of April 20, 2022 (the "Credit Agreement"), among the Company, as borrower; the financial institutions parties thereto as lenders (the "Lenders"); KeyBank National Association, as administrative agent for the Lenders; CIBC Bank USA, as documentation agent; MUFG Bank, Ltd., as co-documentation agent; and U.S. Bank Trust Company, National Association, as collateral custodian and paying agent. The Credit Agreement Amendment amended the Credit Agreement to, among other things, (i) revise the liquidity covenant to incorporate coverage for delayed draw term loans within the Company’s pledged loan portfolio and make additional clarifying modifications to the covenant; (ii) add a swingline sub-commitment within the KeyBank commitment to accommodate the potential for delayed fundings of Lender advances; and (iii) change the requirements for future facility amount increases under the accordion provisions of the Credit Agreement. In conjunction with the Credit Agreement Amendment, the Company increased the facility amount under the Credit Agreement by $50.0 million pursuant to the existing accordion provisions of the Credit Agreement. As part of the increased facility amount, Autobahn Funding Company LLC and Valley National Bank became new Lenders. The amendments to the Credit Agreement were effective as of January 4, 2023, with the exception of the revision to the liquidity covenant, which was effective as of December 31, 2022.

On January 31, 2023, the Company funded an investment of $2.0 million to Intellisite Holdings, Inc. (dba Epic IO Technologies,Inc.).

On February 23, 2023, the Board of Directors declared an ordinary distribution of $0.40 per share and a supplemental distribution of $0.05 per share for stockholders of record on March 7, 2023 payable on or before March 21, 2023.

On February 23, 2023, the Company funded an investment of $4.0 million to Brivo, Inc.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) of the Exchange Act). The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer and Treasurer (Principal Financial Officer) and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its financial statements for external reporting purposes in accordance with U.S. GAAP.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2022 was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm due to an exemption for emerging growth companies under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Fees and Expenses

The following table is being provided to update as of December 31, 2022, certain information in our registration statement on Form N-2 (File No. 333-262146). The information is intended to assist you in understanding the costs and expenses that an investor in our common stock will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Annual Report on Form 10-K contains a reference to fees or expenses paid by "you," "us," or "the Company," or that "we" will pay for expenses, stockholders will indirectly bear such fees or expenses as investors in us.

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Dividend reinvestment plan expenses	—%	(3)
Total stockholder transaction expenses (as a percentage of offering price)	—%
Annual expenses (as a percentage of net assets attributable to common stock):
Management Fee payable under the Investment Advisory Agreement	2.06%	(4)
Incentive Fee payable under the Investment Advisory Agreement	2.29%	(5)
Interest payments on borrowed funds	2.39%	(6)
Other expenses	0.18%	(7)(8)
Total annual expenses	6.92%	(8)

(1)
In the event that the securities are sold to or through underwriters, a related prospectus will disclose the applicable sales load (underwriting discount or commission).
(2)
A related prospectus will disclose the estimated amount of offering expenses, the offering price and the estimated amount of offering expenses borne by the Company as a percentage of the offering price.
(3)
The expenses of the Dividend Reinvestment Plan are included in "other expenses" in the table above. For additional information, see "Dividend Reinvestment Plan."
(4)
Assumes the base management fee will be an amount equal to 0.40% (1.60% annualized) of our average daily Gross Assets during the most recently completed calendar quarter. See "Management and Other Agreements - Compensation of Adviser."
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
(7)
Includes our overhead expenses, such as payments under the Administration Agreement for certain expenses incurred by the Adviser. See "Management and Other Agreements - Investment Advisory Agreement; Administration Agreement; License Agreement." We based these expenses on estimated amounts for the current fiscal year.
(8)
Estimated.

Under the Income Incentive Fee, we pay RGC each quarter an incentive fee with respect to our Pre-Incentive Fee net investment income. The Income Incentive Fee is calculated and payable quarterly in arrears based on the Pre-Incentive Fee net investment income for the immediately preceding fiscal quarter. Payments based on Pre-Incentive Fee net investment income will be based on the Pre-Incentive Fee net investment income earned for the quarter. Pre-Incentive Fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less liabilities) at the end of the immediately preceding fiscal quarter, will be compared to a "hurdle rate" of 2.0% per quarter (8.0% annualized). We will pay RGC an Income Incentive Fee with respect to the our Pre-Incentive Fee net investment income in each calendar quarter as follows: (1) no Income Incentive Fee in any calendar quarter in which our Pre-Incentive Fee net investment income does not exceed the hurdle rate of 2.0%; (2) 80% of our Pre-Incentive Fee net investment income with respect to that portion of such Pre-Incentive Fee net investment income, if any, that exceeds the hurdle rate but is less than 2.667% in any calendar quarter (10.668% annualized) (the portion of our Pre-Incentive Fee net investment income that exceeds the hurdle but is less than 2.667% is referred to as the "catch-up"; the "catch-up" is meant to provide RGC with 20.0% of our Pre-Incentive Fee net investment income as if a hurdle did not apply if our Pre-Incentive Fee net investment income exceeds 2.667% in any calendar quarter (10.668% annualized)); and (3) 20.0% of the amount of our Pre-Incentive Fee net investment income, if any, that exceeds 2.667% in any calendar quarter (10.668% annualized) payable to RGC (once the hurdle is reached and the catch-up is achieved, 20.0% of all Pre-Incentive Fee net investment income thereafter is allocated to RGC). Under the Capital Gains Fee, we will pay RGC, as of the end of each calendar year, 20.0% of our aggregate cumulative realized capital gains, if any, from the date of our election to be regulated as a

BDC through the end of that calendar year, computed net of our aggregate cumulative realized capital losses and aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid Capital Gains Fee. See "Management and Other Agreements - Compensation of Adviser."

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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return from realized capital gains	$73	$213	$347	$657

The foregoing table is to assist you in understanding the various costs and expenses that an investor in our common stock will bear directly or indirectly. While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. Because the Income Incentive Fee under the Advisory Agreement is unlikely to be significant assuming a 5% annual return, the example assumes that the 5% annual return will be generated entirely through the realization of capital gains on our assets and, as a result, will trigger the payment of the Capital Gains Fee under the Advisory Agreement. The Income Incentive Fee under the Advisory Agreement, which, assuming a 5% annual return, would either not be payable or have an immaterial impact on the expense amounts shown above, is not included in the example. If we achieve sufficient returns on our investments, including through the realization of capital gains, to trigger an Income Incentive Fee of a material amount, our expenses, and returns to our investors, would be higher. In addition, while the example assumes reinvestment of all dividends and distributions at net asset value, if our Board authorizes and we declare a cash dividend, participants in our Dividend Reinvestment Plan who have not otherwise elected to receive cash will receive a number of shares of our common stockc, determined by dividing the total dollar amount of the dividend payable to a participant by the market price per share of our common stock at the close of trading on the valuation date for the dividend. See "Item 1. Business—Dividend Reinvestment Plan" for additional information regarding our Dividend Reinvestment Plan.

This example and the expenses in the table above should not be considered a representation of our future expenses, and actual expenses (including the cost of debt, if any, and other expenses) may be greater or less than those shown.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

None.

PART III

The terms "we," "us," and "our" refers to Runway Growth Finance Corp. We will file a definitive proxy statement for our 2023 annual meeting of stockholders (the "2023 Proxy Statement) with the SEC pursuant to Regulation 14A under the Exchange Act not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our 2023 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference from our 2023 Proxy Statement. The 2023 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal period covered by this Form 10‑K pursuant to Regulation 14A under the Exchange Act.

We have adopted a Code of Business Conduct and Ethics for our employees and directors, including, specifically, our Chief Executive Officer, our Chief Financial Officer, and our other executive officers. Our Code of Business Conduct and Ethics satisfies the requirements for a "code of ethics" within the meaning of SEC rules. A copy of the Code of Business Conduct and Ethics is posted on our website at https://investors.runwaygrowth.com/static-files/51fd1f5a-9ffc-402a-bedb-cf35308c0af3. We intend to disclose any changes in, or waivers from, the Code of Business Conduct and Ethics by posting such information on the same website or by filing a current report on Form 8‑K, in each case to the extent such disclosure is required by rules of the SEC or NASDAQ.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference from our 2023 Proxy Statement. The 2023 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal period covered by this Form 10‑K pursuant to Regulation 14A under the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from our 2023 Proxy Statement. The 2023 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal period covered by this Form 10‑K pursuant to Regulation 14A under the Exchange Act.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from our 2023 Proxy Statement. The 2023 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal period covered by this Form 10‑K pursuant to Regulation 14A under the Exchange Act.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from our 2023 Proxy Statement. The 2023 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal period covered by this Form 10‑K pursuant to Regulation 14A under the Exchange Act.

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this annual report on Form 10‑K:

(a)Financial Statements

(1)
Financial Statements — Refer to Part II, Item 8 of this Form 10‑K, which are filed herewith::

Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit No.	Description
3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(15)
3.3	Second Amended and Restated Bylaws(15)
4.1	Form of Subscription Agreement(3)
4.2	Description of Securities(11)
4.3	Indenture, dated July 28, 2022, by and between Runway Growth Finance Corp. and U.S. Bank Trust Company, National Association, as trustee(22)
4.4	First Supplemental Indenture, dated July 28, 2022, by and between Runway Growth Finance Corp. and U.S. Bank Trust Company, National Association, as trustee(22)
4.5	Form of Global Note 7.50% Note Due 2027 (included as part of Exhibit 4.2)(22)
4.6	Second Supplemental Indenture, dated December 7, 2022, by and between Runway Growth Finance Corp. and U.S. Bank Trust Company, National Association, as trustee(23)
4.7	Form of Global Note 8.00% Note Due 2027 (included as part of Exhibit 4.1)(23)
9.1	Voting Proxy of OCM Growth Holdings, LLC in favor of Runway Growth Credit Fund Inc.(4)
10.1	Second Amended and Restated Investment Advisory Agreement between Runway Growth Credit Fund Inc. and Runway Growth Capital LLC, as the investment adviser(5)
10.2	Amended and Restated Administration Agreement between Runway Growth Credit Fund Inc. and Runway Administrator Services, LLC, as the administrator(14)
10.3	Stockholder Agreement between Runway Growth Credit Fund Inc. and OCM Growth Holdings, LLC(1)
10.4	Custody Agreement between Runway Growth Credit Fund Inc. and U.S. Bank National Association, as the custodian(1)
10.5	Amended and Restated Dividend Reinvestment Plan(16)
10.6	Form of Indemnification Agreement(6)
10.7	Trademark License Agreement by and between Runway Growth Capital LLC and the Runway Growth Finance Corp.(19)
10.8	Transfer Agent Agreement by and between American Stock Transfer & Trust Company, LLC and the Registrant(8)
10.9	Marketing and Consulting Agreement by and between Pickwick Capital Partners, LLC, Runway Growth Capital LLC and the Registrant(9)
10.10	Marketing and Consulting Agreement by and between Peak Capital Limited, Runway Growth Capital LLC and the Registrant(9)
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
10.17

Fifth Amendment to Credit Agreement, dated as of October 19, 2021, among Runway Growth Finance Corp., as borrower; the financial institutions party thereto as lenders; KeyBank National Association, as administrative agent and lender; CIBC Bank USA, as documentation agent and lender; MUFG Union Bank, N.A. as co-documentation agent and lender; and U.S. Bank National Association, as paying agent(20)

10.18

Amended and Restated Credit Agreement, dated as of April 20, 2022, among Runway Growth Finance Corp., as borrower; the financial institutions party thereto as lenders; KeyBank National Association, as administrative agent and lender; CIBC Bank USA, as documentation agent and lender; MUFG Union Bank, N.A. as co-documentation agent and lender; and U.S. Bank National Association, as paying agent(21)

10.19

Second Amendment to the Amended and Restated Credit Agreement, dated as of January 4, 2023, among Runway Growth Finance Corp., as borrower; the financial institutions parties thereto as lenders; and KeyBank National Association, as administrative agent and lender; CIBC Bank USA, as documentation agent; MUFG Union Bank, Ltd (as successor-in-interest to MUFG Union Bank, N.A.), as documentation agent; and U.S. Bank Trust Company, National Association, as paying agent(24)

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

* Filed herewith.

(1)
Previously filed as an exhibit to the Company’s Current Report on Form 8‑K filed with the SEC on December 19, 2016.
(2)
Previously filed as an exhibit to the Company’s Current Report on Form 8‑K filed with the SEC on June 14, 2017.
(3)
Previously filed as an exhibit to the Company’s Quarterly Report on Form 10‑Q filed with the SEC on August 10, 2017.
(4)
Previously filed as an exhibit to the Company’s Annual Report on Form 10‑K filed with the SEC on March 29, 2017.
(5)
Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2021.
(6)
Previously filed as an exhibit to the Company’s Registration Statement on Form 10 (File No. 000‑55544) filed with the SEC on February 12, 2016.
(7)
Previously filed as an exhibit to the Company’s Quarterly Report on Form 10‑Q filed with the SEC on November 9, 2017.
(8)
Previously filed as an exhibit to the Company’s Current Report on Form 8‑K filed with the SEC on December 28, 2018.
(9)
Previously filed as an exhibit to the Company’s Annual Report on Form 10‑K filed with the SEC on March 28, 2019.
(10)
Previously filed as an exhibit to the Company’s Current Report on Form 8‑K filed with the SEC on June 6, 2019.

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
(20)
Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2022.
(21)
Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2022.
(22)
Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2022.
(23)
Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2022.
(24)
Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 9, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUNWAY GROWTH FINANCE CORP.

Date: March 2, 2023
By:
/s/ R. David Spreng
R. David Spreng
President, Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 2, 2023	By:
/s/ R. David Spreng
R. David Spreng
President, Chief Executive Officer and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: March 2, 2023	By:
/s/ Thomas B. Raterman
Thomas B. Raterman
Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

Date: March 2, 2023	By:
/s/ Gary Kovacs
Gary Kovacs
Director

Date: March 2, 2023	By:
/s/ Brian Laibow
Brian Laibow
Director

Date: March 2, 2023	By:
/s/ Julie Persily
Julie Persily
Director

Date: March 2, 2023	By:
/s/ John F. Engel
John F. Engel
Director