Form 10-Q
period 2023-03-31
Runway Growth Finance Corp.
filed 2023-05-09
CIK 1653384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. Refer to the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

The issuer had 40,509,269 shares of common stock, $0.01 par value per share, outstanding as of May 9, 2023.

RUNWAY GROWTH FINANCE CORP.

FORM 10‑Q FOR THE QUARTER ENDED March 31, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RUNWAY GROWTH FINANCE CORP.

Statements of Assets and Liabilities

(In thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Investments at fair value:
Non-control/non-affiliate investments at fair value (cost of $1,080,015 and $1,126,879, respectively)	$1,066,654	$1,114,935
Affiliate investments at fair value (cost of $55,528 and $4,551, respectively)	47,075	2,084
Control investments at fair value (cost of $19,172 and $19,172, respectively)	11,613	9,290
Investment in U.S. Treasury Bills at fair value (cost of $34,978 and $0, respectively)	34,974	—
Total investments at fair value (cost of $1,189,693 and $1,150,602, respectively)	1,160,316	1,126,309
Cash and cash equivalents	3,271	5,761
Interest and fees receivable	9,212	8,766
Other assets	654	930
Total assets	1,173,453	1,141,766
Liabilities
Debt:
Credit facility	372,000	337,000
2026 Notes	70,000	70,000
2027 Notes	152,250	152,250
Unamortized deferred debt costs	(10,327)	(10,293)
Total debt, less unamortized deferred debt costs	583,923	548,957
Incentive fees payable	9,572	8,808
Interest payable	8,341	6,221
Accrued expenses and other liabilities	1,810	1,728
Total liabilities	603,646	565,714
Commitments and contingencies (Note 3)
Net assets
Common stock, par value	414	414
Additional paid-in capital	605,774	605,774
Distributable (losses)	(25,565)	(19,320)
Treasury stock	(10,816)	(10,816)
Total net assets	$569,807	$576,052

Shares of common stock outstanding ($0.01 par value, 100,000,000 shares authorized)	40,509,269	40,509,269
Net asset value per share	$14.07	$14.22

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Investment income
From non-control/non-affiliate investments:
Interest income	$34,853	$16,536
Payment in-kind interest income	3,796	1,006
Dividend income	324	385
Fee income	45	391
From affiliate investments:
Interest income	292	—
Payment in-kind interest income	—	90
From control investments:
Interest income	—	494
Payment in-kind interest income	—	330
Total investment income	39,310	19,232
Operating expenses
Management fees	3,959	2,560
Incentive fees	4,563	1,344
Interest and other debt financing expenses	10,920	1,579
Professional fees	533	394
Overhead allocation expense	345	237
Insurance expense	268	269
Administration fee	162	169
Directors' fees	84	89
Tax expense	50	—
Other expenses	180	132
Total operating expenses	21,064	6,773
Net investment income	18,246	12,459
Realized and unrealized gain (loss) on investments
Net realized gain (loss) on non control/non-affiliate investments, including U.S. Treasury Bills	(1,178)	(371)
Net realized gain (loss) on investments	(1,178)	(371)
Net change in unrealized appreciation (depreciation) on non-control/non-affiliate investments, including U.S. Treasury Bills	(1,421)	(4,154)
Net change in unrealized appreciation (depreciation) on affiliate investments	(5,986)	(3,166)
Net change in unrealized appreciation (depreciation) on control investments	2,323	(1,915)
Net change in unrealized appreciation (depreciation) on investments and U.S. Treasury Bills	(5,084)	(9,235)
Net realized and unrealized gain (loss) on investments	(6,262)	(9,606)
Net increase in net assets resulting from operations	$11,984	$2,853
Net increase in net assets resulting from operations per common share	$0.30	$0.07
Net investment income per common share	$0.45	$0.30
Weighted average shares outstanding	40,509,269	41,375,187

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Statements of Changes in Net Assets

(Unaudited)

(In thousands, except share and per share data)

	Common Stock
	Shares (1)	Amount	Treasury Stock	Paid-in Capital in Excess of Par Value	Accumulated Undistributed Earnings (Losses)	Total Net Assets
Balances at December 31, 2022	40,509,269	$414	$(10,816)	$605,774	$(19,320)	$576,052
Net increase in net assets resulting from operations	—	—	—	—	11,984	11,984
Issuance of common stock	—	—	—	—	—	—
Reinvestment of dividends	—	—	—	—	—	—
Acquisition of treasury shares	—	—	—	—	—	—
Refunds (payments) of offering costs	—	—	—	—	—	—
Dividends paid to stockholders	—	—	—	—	(18,229)	(18,229)
Balances at March 31, 2023	40,509,269	$414	$(10,816)	$605,774	$(25,565)	$569,807

(1)	Number of shares is shown net of treasury stock repurchases.

	Common Stock
	Shares (1)	Amount	Treasury Stock	Paid-in Capital in Excess of Par Value	Accumulated Undistributed Earnings (Losses)	Total Net Assets
Balances at December 31, 2021	41,380,614	$414	$—	$606,048	$(267)	$606,195
Net increase in net assets resulting from operations	—	—	—	—	2,853	2,853
Issuance of common stock	—	—	—	—	—	—
Reinvestment of dividends	—	—	—	—	—	—
Acquisition of treasury shares	(31,782)	—	(409)	—	—	(409)
Refunds (payments) of offering costs	—	—	—	—	—	—
Dividends paid to stockholders	—	—	—	—	(11,173)	(11,173)
Balances at March 31, 2022	41,348,832	$414	$(409)	$606,048	$(8,587)	$597,466

(1)	Number of shares is shown net of treasury stock repurchases.

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net increase in net assets resulting from operations	$11,984	$2,853
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(12,871)	(85,520)
Purchases of U.S. Treasury Bills	(34,974)	—
Payment in-kind interest	(3,755)	(1,337)
Sales or repayments of investments	14,199	10,302
Sales or maturities of U.S. Treasury Bills	—	45,000
Net realized (gain) loss on investments, including U.S. Treasury Bills	1,178	371
Net change in unrealized (appreciation) depreciation on investments, including U.S. Treasury Bills	5,084	9,235
Amortization of fixed income premiums or accretion of discounts	(2,868)	(2,825)
Amortization of deferred debt costs	701	152
Changes in operating assets and liabilities:
(Increase) decrease in interest and fees receivable	(446)	(636)
(Increase) decrease in other assets	276	472
Increase (decrease) in deferred revenue	—	3,185
Increase (decrease) in incentive fees payable	764	(1,150)
Increase (decrease) in interest payable	2,120	675
Increase (decrease) in accrued expenses and other liabilities	82	(88)
Net cash used in operating activities	(18,526)	(19,311)
Cash flows from financing activities
Payments of deferred debt costs	(735)	(519)
Borrowings under credit facility	55,000	86,000
Repayments under credit facility	(20,000)	(61,000)
Proceeds from 2026 Notes	—	50,000
Repayments of reverse repurchase agreements	—	(44,775)
Acquisition of treasury shares	—	(409)
Dividends paid to stockholders	(18,229)	(11,173)
Net cash provided by financing activities	16,036	18,124
Net increase (decrease) in cash	(2,490)	(1,187)
Cash and cash equivalents at beginning of period	5,761	4,697
Cash and cash equivalents at end of period	$3,271	$3,510
Supplemental and non-cash financing cash flow information:
Taxes paid	$—	$—
Interest paid	7,927	199
Non-cash portfolio purchases	—	725

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited)

March 31, 2023

(In thousands, except share and per share data)

Portfolio Company	Investment Description(1),(5),(9)	Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (2),(6)	Footnotes
Non-Control/Non-Affiliate Investments
Senior Secured Term Loans
	Application Software
Circadence Corporation	SOFR+9.50% PIK, 12.26% floor, 7.50% ETP	12/20/2018	12/15/2023	20,655	21,996	17,701	(4)(8)
Dtex Systems, Inc.	SOFR+9.25%, 9.75% floor, 1.75% ETP	6/1/2021	6/1/2025	10,000	10,051	10,051	(8)
FiscalNote, Inc.	PRIME+5.00%, 9.00% floor, 1.00% PIK, 4.25% ETP	10/19/2020	7/15/2027	39,249	38,847	38,847	(4)(8)
	PRIME+5.00%, 9.00% floor, 1.00% PIK, 4.25% ETP	9/30/2021	7/15/2027	8,722	8,703	8,703	(4)(8)
	PRIME+5.00%, 9.00% floor, 1.00% PIK, 4.25% ETP	3/28/2022	7/15/2027	17,444	17,235	17,235	(4)(8)
VTX Intermediate Holdings, Inc. (dba VertexOne)	SOFR+9.00%, 9.50% floor, 4.50% ETP	12/28/2021	12/28/2026	75,000	75,208	74,582	(8)
	SOFR+9.00%, 9.50% floor, 4.50% ETP	5/31/2022	12/28/2026	10,000	9,992	9,944	(8)
	Total Application Software - 31.07%*				182,032	177,063

	Biotechnology
Mustang Bio, Inc.	SOFR+8.75%, 9.25% floor, 3.50% ETP	3/4/2022	4/15/2027	30,000	29,798	29,798	(8)
	Total Biotechnology - 5.23%*				29,798	29,798

	Data Processing & Outsourced Services
Interactions Corporation	SOFR+9.26%, 9.76% floor, 3.4375% ETP	6/24/2022	6/15/2027	40,000	39,603	39,603	(8)
ShareThis, Inc.	SOFR+9.25%, 11.86% floor, 3.00% ETP	12/3/2018	7/15/2025	19,009	19,482	19,190	(8)
	SOFR+9.25%, 11.86% floor, 3.00% ETP	1/7/2019	7/15/2025	741	759	748	(8)
	SOFR+9.25%, 11.86% floor, 3.00% ETP	7/24/2019	7/15/2025	988	1,011	997	(8)
	SOFR+8.25%, 10.86% floor, 3.00% ETP	8/18/2020	7/15/2025	988	1,014	997	(8)
Vesta Payment Solutions, Inc.	SOFR+7.00%, 9.00% floor, 3.00% ETP	11/29/2022	11/15/2026	25,000	24,581	24,581	(8)
	Total Data Processing & Outsourced Services - 15.11%*				86,450	86,116

	Education Services
Turning Tech Intermediate, Inc. (dba Echo 360, Inc.)	SOFR+8.50%, 9.00% floor, 13.00% cash cap, 3.00% ETP	6/22/2021	12/14/2025	20,020	20,343	20,343	(4)(8)
	SOFR+8.50%, 9.00% floor, 13.00% cash cap, 3.00% ETP	3/28/2022	12/14/2025	5,005	5,055	5,055	(4)(8)
	Total Education Services - 4.46%*				25,398	25,398

	Electronic Equipment & Instruments
Brivo, Inc.	SOFR+6.85%, 10.89% floor, 50% of interest PIK, 3.00% ETP	10/20/2022	10/20/2027	45,018	44,642	44,642	(4)(8)
	SOFR+6.85%, 10.89% floor, 50% of interest PIK, 3.00% ETP	2/23/2023	10/20/2027	4,013	3,976	3,976	(4)(8)
Intellisite Holdings, Inc. (dba Epic IO Technologies, Inc.)	SOFR+9.75%, 10.25% floor, 2.00% ETP	12/17/2021	12/17/2025	19,000	18,850	18,850
	SOFR+9.75%, 10.25% floor, 2.00% ETP	2/28/2022	12/17/2025	3,000	2,997	2,997
	SOFR+9.75%, 10.25% floor, 2.00% ETP	3/29/2022	12/17/2025	5,000	4,984	4,984
	SOFR+9.75%, 10.25% floor, 2.00% ETP	7/19/2022	12/17/2025	3,000	2,985	2,985
	SOFR+9.75%, 10.25% floor, 2.00% ETP	11/16/2022	12/17/2025	2,000	1,966	1,966
	SOFR+9.75%, 10.25% floor, 2.00% ETP	12/27/2022	12/17/2025	2,000	1,967	1,967
	SOFR+9.75%, 10.25% floor, 2.00% ETP	1/31/2023	12/17/2025	2,000	1,960	1,960
	SOFR+9.75%, 10.25% floor, 2.00% ETP	3/13/2023	12/17/2025	2,000	1,957	1,957
	Total Electronic Equipment & Instruments - 15.14%*				86,284	86,284
See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited) – (continued)

March 31, 2023

(In thousands, except share and per share data)

Portfolio Company	Investment Description(1),(5),(9)	Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (2),(6)	Footnotes
Non-Control/Non-Affiliate Investments
Senior Secured Term Loans
	Health Care Equipment
Moximed, Inc.	PRIME+5.25%, 8.75% floor, 3.50% ETP	6/24/2022	7/1/2027	15,000	14,807	14,807	(8)
Revelle Aesthetics, Inc.	PRIME+5.50%, 8.75% floor, 4.00% ETP	3/30/2022	4/1/2027	12,500	12,408	12,408	(8)
	Total Health Care Equipment - 4.78%*				27,215	27,215

	Health Care Technology
Allurion Technologies, Inc.	PRIME+6.44%, 9.50% floor, 3.00% ETP	12/30/2021	12/30/2026	5,000	4,928	5,147	(8)
	PRIME+6.44%, 9.50% floor, 3.00% ETP	12/30/2021	12/30/2026	20,000	20,169	20,587	(8)
	PRIME+6.44%, 9.50% floor, 3.00% ETP	6/14/2022	12/30/2026	15,000	14,879	15,440	(8)
	PRIME+6.44%, 9.50% floor, 3.00% ETP	10/27/2022	12/30/2026	15,000	14,829	15,440	(8)
EBR Systems, Inc.	PRIME+4.90%, 8.90% floor, 4.50% ETP	6/30/2022	6/15/2027	20,000	19,700	19,700	(8)
Mingle Healthcare Solutions, Inc.	SOFR+9.50% PIK, 12.01% floor, 0.25% PIK, 10.50% ETP	8/15/2018	12/15/2023	4,164	4,773	3,996	(4)(8)
Nalu Medical, Inc.	PRIME+2.70%, 6.70% floor, 2.00% PIK, 4.50% ETP	10/12/2022	10/12/2027	20,172	19,913	19,913	(4)(8)
Route 92 Medical, Inc.	SOFR+8.48%, 8.98% floor, 3.95% ETP	8/17/2021	7/1/2026	13,436	13,304	13,304	(8)
SetPoint Medical Corporation	SOFR+5.75%, 9.00% floor, 4.00% ETP	12/29/2022	12/1/2027	25,000	24,856	24,856	(8)
VERO Biotech LLC	SOFR+9.05%, 9.55% floor, 3.00% ETP	12/29/2020	12/1/2024	25,000	25,231	25,231	(8)
	SOFR+9.05%, 9.55% floor, 3.00% ETP	3/30/2021	12/1/2024	15,000	15,227	15,227	(8)
	Total Health Care Technology - 31.39%*				177,809	178,841

	Human Resource & Employment Services
CloudPay, Inc.	PRIME+6.25%, 10.25% floor, 2.00% ETP	9/26/2022	8/17/2027	60,000	59,760	59,760	(3)(8)(12)
Snagajob.com, Inc.	SOFR+8.50%, 9.00% floor, 9.00% cash cap, 2.75% ETP	9/29/2021	9/1/2025	38,024	38,084	37,086	(4)(8)
	Total Human Resource & Employment Services - 17.00%*				97,844	96,846

	Internet & Direct Marketing Retail
Madison Reed, Inc.	PRIME+4.75%, 11.00% floor, 3.00% ETP	12/16/2022	12/16/2026	9,600	9,383	9,383	(8)
Marley Spoon AG	SOFR+8.50%, 1.25% PIK, 9.26% floor	6/30/2021	6/15/2025	26,754	26,571	26,571	(3)(4)(8)(11)
	SOFR+8.50%, 1.25% PIK, 9.26% floor	12/29/2021	6/15/2025	8,191	8,156	8,156	(3)(4)(8)(11)
	SOFR+8.50%, 1.25% PIK, 9.26% floor	6/14/2022	6/15/2025	11,763	11,763	11,763	(3)(4)(8)(11)
	Total Internet & Direct Marketing Retail - 9.80%*				55,873	55,873

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited) – (continued)

March 31, 2023

(In thousands, except share and per share data)

Portfolio Company	Investment Description(1),(5),(9)	Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (2),(6)	Footnotes
Non-Control/Non-Affiliate Investments
Senior Secured Term Loans
	Internet Software and Services
Bombora, Inc.	SOFR+5.00%, 5.76% floor, 3.75% PIK, 2.00% ETP	3/31/2021	3/31/2025	21,542	21,587	21,587	(4)(8)
Fidelis Cybersecurity, Inc.	SOFR+11.00%, 12.00% floor, 2.39% ETP	5/13/2021	5/13/2024	10,051	10,251	9,869	(8)
	SOFR+11.00%, 12.00% floor, 2.39% ETP	3/25/2022	5/13/2024	7,368	7,452	7,235	(8)
INRIX, Inc.	SOFR+9.00%, 9.76% floor, 2.50% ETP	11/15/2021	11/15/2025	40,000	40,376	40,376	(8)
	SOFR+9.00%, 9.76% floor, 2.50% ETP	5/3/2022	11/15/2025	5,000	5,044	5,044	(8)
Skillshare, Inc.	SOFR+6.50%, 10.72% floor, 3.00% ETP	11/8/2022	11/8/2026	25,000	24,509	24,509	(8)
Synack, Inc.	PRIME+4.25%, 8.25% floor	6/30/2022	6/30/2027	35,000	34,914	34,914	(8)
	PRIME+4.25%, 8.25% floor	3/13/2023	6/30/2027	1,520	1,518	1,518	(8)
	Total Internet Software and Services - 25.46%*				145,651	145,052

	Property & Casualty Insurance
Kin Insurance, Inc.	PRIME+6.25%, 12.50% floor, 3.00% ETP	9/26/2022	9/15/2026	50,000	49,309	49,309	(8)
	Total Property & Casualty Insurance - 8.65%*				49,309	49,309

	System Software
3PL Central LLC (dba Extensiv)	SOFR+4.50%, 6.50 floor, 2.50% PIK, 2.00% ETP	11/9/2022	11/9/2027	65,571	64,940	64,940	(4)(8)
	SOFR+4.50%, 6.50 floor, 2.50% PIK, 2.00% ETP	3/13/2023	11/9/2027	3,000	3,001	3,001	(4)(8)
	Total System Software - 11.92%*				67,941	67,941

Total Senior Secured Term Loans - 180.01%*					1,031,604	1,025,736

Second Lien Term Loans
System Software
Dejero Labs Inc.	SOFR+5.00%, 5.50 floor, 5.00% PIK, 3.00% ETP	12/22/2021	12/22/2025	13,833	13,853	13,707	(3)(4)(8)(10)
	Total System Software - 2.41%*				13,853	13,707

Total Second Lien Term Loans - 2.41%*					13,853	13,707

Preferred Stocks
Application Software
Aria Systems, Inc.	Series G	7/10/2018	N/A	289,419	250	278	(7)
	Total Application Software - 0.05%*				250	278

Health Care Technology
CareCloud, Inc.	11% Series A Cumulative Redeemable Perpetual Preferred Stock	1/8/2020	N/A	462,064	12,132	12,785	(15)(17)
	Total Health Care Technology - 2.24%*				12,132	12,785

Total Preferred Stocks - 2.29%*					12,382	13,063

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited) – (continued)

March 31, 2023

(In thousands, except share and per share data)

Portfolio Company	Investment Description(1),(5),(9)	Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (2),(6)	Footnotes
Non-Control/Non-Affiliate Investments
Common Stocks
	Application Software
FiscalNote, Inc.		10/19/2020	N/A	230,881	438	515	(7)(19)
	Total Application Software - 0.09%*				438	515

	Technology Hardware, Storage & Peripherals
Quantum Corporation		8/13/2021	N/A	459,720	2,607	529	(3)(7)(15)(17)
zSpace, Inc.		12/31/2020	N/A	6,078,499	1,119	—	(7)
	Total Technology Hardware, Storage & Peripherals - 0.09%*				3,726	529

Total Common Stocks - 0.18%*					4,164	1,044

Warrants
	Advertising
STN Video Inc.	Class B Non-Voting Stock	6/30/2017	6/30/2027	191,500	246	—	(3)(7)
	Total Advertising - 0.00%*				246	—

	Application Software
3DNA Corp. (dba NationBuilder)	Series C-1 Preferred Stock	12/28/2018	12/28/2028	273,164	104	—	(7)
Aria Systems, Inc.	Series G Preferred Stock	6/29/2018	6/29/2028	2,387,705	1,048	2,290	(7)
Circadence Corporation	Series A-6 Preferred Stock	12/20/2018	12/20/2028	1,538,462	3,630	83	(7)
	Series A-6 Preferred Stock	10/31/2019	10/31/2029	384,615	846	21	(7)
Dtex Systems, Inc.	Series C-Prime Preferred Stock	6/1/2018	6/1/2025	500,000	59	195	(7)
	Series C-Prime Preferred Stock	7/11/2019	7/11/2026	833,333	115	325	(7)
FiscalNote, Inc.	Earnout	7/29/2022	7/29/2027	N/A	127	80	(7)(13)(19)
Porch Group, Inc.	Earnout	12/23/2020	12/23/2023	N/A	—	—	(7)(13)(15)
	Total Application Software - 0.52%*				5,929	2,994

	Biotechnology
Mustang Bio, Inc.	Common Stock	3/4/2022	3/4/2032	748,036	315	53	(7)
TRACON Pharmaceuticals, Inc.	Common Stock	9/2/2022	9/2/2032	150,753	226	211	(7)(15)
	Total Biotechnology - 0.05%*				541	264

	Computer & Electronics Retail
Massdrop, Inc.	Series B Preferred Stock	7/22/2019	7/22/2029	848,093	183	—	(7)
	Total Computer & Electronics Retail - 0.00%*				183	—

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited) – (continued)

March 31, 2023

(In thousands, except share and per share data)

Portfolio Company	Investment Description(1),(5),(9)	Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (2),(6)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants
	Data Processing & Outsourced Services
Interactions Corporation	Common Stock	6/24/2022	6/24/2032	189,408	219	131	(7)
ShareThis, Inc.	Series D-3 Preferred Stock	12/3/2018	12/3/2028	647,615	2,162	1,403	(7)
	Total Data Processing & Outsourced Services - 0.27%*				2,381	1,534

	Electronic Equipment & Instruments
Brivo, Inc.	Series A-2 Preferred Stock	10/20/2022	10/20/2032	201,000	98	95	(7)
Epic IO Technologies, Inc.	Success fee	12/17/2021	12/17/2024	N/A	481	465	(7)(13)
	Total Electronic Equipment & Instruments - 0.10%*				579	560

	Health Care Equipment
Moximed, Inc.	Series C Preferred Stock	6/24/2022	6/24/2032	214,285	175	175	(7)
Revelle Aesthetics, Inc.	Series A-2 Preferred Stock	3/30/2022	3/30/2032	115,591	126	116	(7)
	Total Health Care Equipment - 0.05%*				301	291

	Health Care Technology
Allurion Technologies, Inc.	Series C Preferred Stock	3/30/2021	3/30/2031	132,979	282	591	(7)
	Series D-1 Preferred Stock	6/14/2022	6/14/2032	44,220	141	50	(7)
	Series D-1 Preferred Stock	9/15/2022	9/15/2032	44,220	144	50	(7)
EBR Systems, Inc.	Success fee	6/30/2022	6/30/2032	N/A	292	315	(7)(13)
Mingle Healthcare Solutions, Inc.	Series CC Preferred Stock	8/15/2018	8/15/2028	1,770,973	492	—	(7)
Nalu Medical, Inc.	Series D-2 Preferred Stock	10/12/2022	10/12/2032	91,717	173	109	(7)
Route 92 Medical, Inc.	Success fee	8/17/2021	8/17/2031	N/A	258	306	(7)(13)
SetPoint Medical Corporation	Series B Preferred Stock	6/29/2021	6/29/2031	400,000	14	87	(7)
	Series B Preferred Stock	12/29/2022	12/29/2032	600,000	74	131	(7)
VERO Biotech LLC	Success fee	12/29/2020	12/29/2025	N/A	377	268	(7)(13)
	Total Health Care Technology - 0.33%*				2,247	1,907

	Human Resource & Employment Services
CloudPay, Inc.	Series B Preferred Stock	6/30/2020	6/30/2030	11,273	218	903	(3)(7)(12)
	Series D Preferred Stock	8/17/2021	8/17/2031	6,129	160	168	(3)(7)(12)
Snagajob.com, Inc.	Series B-1 Preferred Stock	9/29/2021	9/29/2031	763,269	343	40	(7)
	Total Human Resource & Employment Services - 0.20%*				721	1,111
See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited) – (continued)

March 31, 2023

(In thousands, except share and per share data)

Portfolio Company	Investment Description(1),(5),(9)	Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (2),(6)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants
	Internet & Direct Marketing Retail
Madison Reed, Inc.	Success fee	12/16/2022	N/A	N/A	132	132	(7)(13)
	Total Internet & Direct Marketing Retail - 0.02%*				132	132

	Internet Software and Services
Bombora, Inc.	Common Stock	3/31/2021	3/31/2031	121,581	175	104	(7)
Fidelis Cybersecurity, Inc.	Common Stock	3/25/2022	3/25/2032	N/A	79	115	(7)(16)
INRIX, Inc.	Common Stock	7/26/2019	7/26/2029	150,804	522	1,194	(7)
Longtail Ad Solutions, Inc. (dba JW Player)	Common Stock	12/12/2019	12/12/2029	387,596	47	349	(7)
Skillshare, Inc.	Success fee	11/8/2022	11/8/2026	N/A	243	262	(7)(13)
Synack, Inc.	Common Stock	6/30/2022	6/30/2032	102,363	129	116	(7)
	Total Internet Software and Services - 0.38%*				1,195	2,140

	Property & Casualty Insurance
Kin Insurance, Inc.	Series D-3 Preferred Stock	9/26/2022	9/26/2032	41,576	302	299	(7)
	Total Property & Casualty Insurance - 0.05%*				302	299

	Specialized Consumer Services
AllClear ID, Inc.	Common Stock	9/1/2017	9/1/2027	523,893	1,053	—	(7)
	Common Stock	10/17/2018	10/17/2028	346,621	697	—	(7)
Credit Sesame, Inc.	Common Stock	1/7/2020	1/7/2030	191,601	425	366	(7)
	Total Specialized Consumer Services - 0.06%*				2,175	366

	System Software
Dejero Labs Inc.	Common Stock	5/31/2019	5/31/2029	333,621	192	227	(3)(7)(10)
Scale Computing, Inc.	Common Stock	3/29/2019	3/29/2029	9,665,667	346	—	(7)
	Total System Software - 0.04%*				538	227

	Technology Hardware, Storage & Peripherals
RealWear, Inc.	Series A Preferred Stock	10/5/2018	10/5/2028	112,451	136	556	(7)
	Series A Preferred Stock	12/28/2018	12/28/2028	22,491	25	111	(7)
	Series A Preferred Stock	6/27/2019	6/27/2029	123,894	381	612	(7)
	Total Technology Hardware, Storage & Peripherals - 0.23%*				542	1,279

Total Warrants - 2.30%*					18,012	13,104
Total Non-Control/Non-Affiliate Investments - 187.19%*					1,080,015	1,066,654

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited) – (continued)

March 31, 2023

(In thousands, except share and per share data)

Portfolio Company	Investment Description(1),(5),(9)	Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (2),(6)	Footnotes
Affiliate Investments							(18)
Senior Secured Term Loans
	Health Care Technology
Gynesonics, Inc.	SOFR+8.75%, 8.00% ceiling, 5.00% ETP	3/1/2023	11/30/2026	25,595	25,664	23,146	(8)
	Total Health Care Technology - 4.06%*				25,664	23,146

Total Senior Secured Term Loans - 4.06%*					25,664	23,146

Preferred Stocks
	Health Care Technology
Gynesonics, Inc.	Series A-2 Preferred Stock	3/1/2023	N/A	3,266,668	25,000	21,821	(7)
	Total Health Care Technology - 3.83%*				25,000	21,821

Total Preferred Stocks - 3.83%*					25,000	21,821

Common Stocks
	Application Software
Coginiti Corp		3/9/2020	N/A	1,040,160	4,551	921	(7)
	Total Application Software - 0.16%*				4,551	921

Total Common Stocks - 0.16%*					4,551	921

Warrants
	Application Software
Coginiti Corp	Common Stock	3/9/2020	3/9/2030	811,770	—	874	(7)
	Total Application Software - 0.15%*				—	874

	Health Care Technology
Gynesonics, Inc.	Success fee	3/1/2023	3/1/2030	—	313	313	(7)(13)
	Total Health Care Technology - 0.06%*				313	313

Total Warrants - 0.21%*					313	1,187
Total Affiliate Investments - 8.26%*					55,528	47,075
Control Investments							(14)
Senior Secured Term Loans
	Data Processing & Outsourced Services
Pivot3, Inc.	LIBOR+8.50% PIK, 11.00% floor, 4.00% ETP	5/13/2019	4/15/2023	18,598	19,172	11,613	(4)(7)
	Total Data Processing & Outsourced Services - 2.04%*				19,172	11,613

Total Senior Secured Term Loans - 2.04%*					19,172	11,613
Total Control Investments - 2.04%*					19,172	11,613

U.S. Treasury
	U.S. Treasury Bill, 4.515%	3/31/2023	4/6/2023	35,000	34,978	34,974
Total U.S. Treasury - 6.14%*					34,978	34,974
Total Investments - 203.63%*					$1,189,693	$1,160,316

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited) – (continued)

March 31, 2023

(1)
Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates, as applicable. Unless otherwise indicated, all of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to the 3‑Month London Interbank Offered Rate (“LIBOR”), the U.S. Prime Rate, or the 3-Month Secured Overnight Financing Rate ("SOFR"). At March 31, 2023, the 3‑Month LIBOR was 5.19%, the U.S. Prime Rate was 8.00% and the 3-Month SOFR was 4.91%.
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
(3)
Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Non-qualifying assets at fair value represent 10.38% of total assets as of March 31, 2023. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying assets until such time as it complies with the requirements of Section 55(a) of the 1940 Act.
(4)
Represents a PIK security. PIK interest is accrued and will be paid at maturity.
(5)
Disclosures of end-of-term-payments (“ETP”) are one-time payments stated as a percentage of original principal amount.
(6)
Investments are held at Fair Value net of the Fair Value of Unfunded Commitments. Refer to Note 3 for additional detail.
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

March 31, 2023

(In thousands, except share and per share data)

The Company classifies its investment portfolio by level of affiliation and control in accordance with the requirements of the 1940 Act. As defined in the 1940 Act, investee companies are deemed as affiliated investments when a company or individual possesses, or has the right to acquire within 60 days or less, beneficial ownership of 5.0% or more of the outstanding voting securities of an investee company. Control investments are those where the investor has the ability or power to exercise a controlling influence over the management or policies of an investee company. Control is generally deemed to exist when a company or individual possesses, or has the right to acquire within 60 days or less, beneficial ownership of more than 25.0% of the outstanding voting securities of an investee company, or maintains greater than 50% representation on the investee company's board of directors. Transactions related to the Company’s affiliate and control investments during the three months ended March 31, 2023 are as follows:

		For the Three Months Ended March 31, 2023
		Amount of Investment Income Earned 2022	Fair Value as of December 31, 2022	Gross Additions(1)	Gross Reductions(2)		Net Realized Gains (Losses)		Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of March 31, 2023(3)
Portfolio Company	Investment Description
Affiliate Investments
Senior Secured Term Loans
Gynesonics, Inc.	SOFR+8.75%, 8.00% ceiling, 5.00% ETP, due 11/30/2026	$292	$—	$25,664	$		$		$(2,518)	$23,146
Total Senior Secured Term Loans		292	—	25,664		—		—	(2,518)	23,146
Preferred Stocks
Gynesonics, Inc.	Series A-2 Preferred Stock	—	—	25,000		—		—	(3,179)	21,821
Total Preferred Stocks		—	—	25,000		—		—	(3,179)	21,821
Common Stocks
Coginiti Corp	Common Stock	—	1,174	—		—		—	(253)	921
Total Common Stocks		—	1,174	—		—		—	(253)	921
Warrants
Coginiti Corp	Warrant for common stock, expires 3/09/2030	—	910	—		—		—	(36)	874
Gynesonics, Inc.	Success fee	—	—	313		—		—	—	313
Total Warrants		—	910	313		—		—	(36)	1,187
Total Affiliate Investments		$292	$2,084	$50,977		$—		$—	$(5,986)	$47,075
Control Investments
Senior Secured Term Loans
Pivot3, Inc.	LIBOR+8.50% PIK, 11.00% floor, 4.00% ETP, due 4/15/2023	—	9,290	—		—		—	2,323	11,613
Total Senior Secured Term Loans		—	9,290	—		—		—	2,323	11,613
Total Control Investments		$—	$9,290	$—		$—		$—	$2,323	$11,613

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
(3)
All investments in the portfolio companies, which as of March 31, 2023 represented 10.30% of the Company’s net assets, are restricted as to resale and were valued at fair value as determined in good faith by the Company’s Board of Directors.

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited) – (continued)

March 31, 2023

(In thousands, except share and per share data)

The following tables show the fair value of the Company's portfolio of investments by geographic region and industry as of March 31, 2023:

	Investments at Fair Value (Unaudited)
Geographic Region	Investments at Fair Value	Percentage of Net Assets
Northeastern United States	$354,925	62.28%
Western United States	338,300	59.37
South Central United States	84,526	14.83
Southeastern United States	78,857	13.84
Midwestern United States	75,005	13.16
Northwestern United States	72,474	12.72
United Kingdom	60,831	10.68
Germany	46,490	8.16
Canada	13,934	2.45
Total	$1,125,342	197.49%

	March 31, 2023 (Unaudited)
Industry	Investments at Fair Value	Percentage of Net Assets
Health Care Technology	$238,813	41.91%
Application Software	182,645	32.04
Internet Software and Services	147,192	25.84
Data Processing & Outsourced Services	99,263	17.42
Human Resource & Employment Services	97,957	17.20
Electronic Equipment & Instruments	86,844	15.24
System Software	81,875	14.37
Internet & Direct Marketing Retail	56,005	9.82
Property & Casualty Insurance	49,608	8.70
Biotechnology	30,062	5.28
Health Care Equipment	27,506	4.83
Education Services	25,398	4.46
Technology Hardware, Storage & Peripherals	1,808	0.32
Specialized Consumer Services	366	0.06
Total	$1,125,342	197.49%

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

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments – (continued)

December 31, 2022

(In thousands, except share and per share data)

Portfolio Companies	Investment Description(1),(5),(9)	Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (2),(6)	Footnotes
Non-Control/Non-Affiliate Investments
Senior Secured Term Loans
	Internet Software and Services
Bombora, Inc.	SOFR+5.00%, 5.76% floor, 3.75% PIK, 2.00% ETP	3/31/2021	3/31/2025	21,341	21,337	21,337	(4)(8)
Fidelis Cybersecurity, Inc.	SOFR+11.00%, 12.00% floor, 2.39% ETP	5/13/2021	5/13/2024	12,205	12,360	11,857	(8)
	SOFR+11.00%, 12.00% floor, 2.00% ETP	3/25/2022	5/13/2024	8,947	8,986	8,692	(8)
INRIX, Inc.	SOFR+9.00%, 9.76% floor, 2.50% ETP	11/15/2021	11/15/2025	40,000	40,296	40,296	(8)
	SOFR+9.00%, 9.76% floor, 2.50% ETP	5/3/2022	11/15/2025	5,000	5,033	5,033	(8)
Skillshare, Inc.	SOFR+6.50%, 10.72% floor, 3.00% ETP	11/8/2022	11/8/2026	25,000	24,414	24,414	(8)
Synack, Inc.	PRIME+4.25%, 8.25% floor	6/30/2022	6/30/2027	35,000	34,906	34,906	(8)
	Total Internet Software and Services - 25.44%*				147,332	146,535

	Property & Casualty Insurance
Kin Insurance, Inc.	PRIME+6.25%, 12.50% floor, 3.00% ETP	9/26/2022	9/15/2026	50,000	49,143	49,143	(8)
	Total Property & Casualty Insurance - 8.53%*				49,143	49,143

	System Software
3PL Central LLC	SOFR+4.50%, 6.50 floor, 2.50% PIK, 2.00% ETP	11/9/2022	11/9/2027	65,163	64,429	64,429	(4)(8)
	Total System Software - 11.18%*				64,429	64,429

Total Senior Secured Term Loans - 185.89%*					1,077,552	1,070,831

Second Lien Term Loans
	System Software
Dejero Labs Inc.	SOFR+5.00%, 5.50 floor, 5.00% PIK, 3.00% ETP	12/22/2021	12/22/2025	13,661	13,654	13,654	(3)(4)(8)(10)
	Total System Software - 2.37%*				13,654	13,654

Total Second Lien Term Loans - 2.37%*					13,654	13,654

Preferred Stocks
	Application Software
Aria Systems, Inc.	Series G	7/10/2018	N/A	289,419	250	347	(7)
Total Application Software - 0.06%*					250	347

	Health Care Technology
CareCloud, Inc.	11% Series A Cumulative Redeemable Perpetual	1/8/2020	N/A	462,064	12,132	12,335	(15)(17)
	Total Health Care Technology - 2.14%*				12,132	12,335

Total Preferred Stocks - 2.20%*					12,382	12,682
See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments – (continued)

December 31, 2022

(In thousands, except share and per share data)

Portfolio Companies	Investment Description(1),(5),(9)	Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (2),(6)	Footnotes
Non-Control/Non-Affiliate Investments
Common Stocks
	Application Software
FiscalNote, Inc.		10/19/2020	N/A	230,881	438	1,422	(7)(19)
	Total Application Software - 0.25%*				438	1,422

	Technology Hardware, Storage & Peripherals
Quantum Corporation		8/13/2021	N/A	459,720	2,607	501	(3)(7)(15)(17)
zSpace, Inc.		12/31/2020	N/A	6,078,499	1,119	-	(7)
	Total Technology Hardware, Storage & Peripherals - 0.09%*				3,726	501

Total Common Stocks - 0.33%*					4,164	1,923

Warrants
	Advertising
STN Video Inc.	Class B Non-Voting Stock	6/30/2017	6/30/2027	191,500	246	—	(3)(7)
	Total Advertising - 0.00%*				246	—

	Application Software
3DNA Corp. (dba NationBuilder)	Series C-1 Preferred Stock	12/28/2018	12/28/2028	273,164	104	-	(7)
Aria Systems, Inc.	Series G Preferred Stock	6/29/2018	6/29/2028	2,387,705	1,048	2,865	(7)
Circadence Corporation	Series A-6 Preferred Stock	12/20/2018	12/20/2028	1,538,462	3,630	87	(7)
	Series A-6 Preferred Stock	10/31/2019	10/31/2029	384,615	845	22	(7)
Dtex Systems, Inc.	Series C-Prime Preferred Stock	6/1/2018	6/1/2025	500,000	59	214	(7)
	Series C-Prime Preferred Stock	7/11/2019	7/11/2026	833,333	115	356	(7)
FiscalNote, Inc.	Earnout	7/29/2022	7/29/2027	—	127	105	(7)(13)(19)
Porch Group, Inc.	Earnout	12/23/2020	12/23/2023	—	—	—	(7)(13)(15)
	Total Application Software - 0.63%*				5,928	3,649

	Biotechnology
Mustang Bio, Inc.	Common Stock	3/4/2022	3/4/2032	748,036	315	59	(7)
TRACON Pharmaceuticals, Inc.	Common Stock	9/2/2022	9/2/2032	150,753	226	157	(7)(15)
	Total Biotechnology - 0.04%*				541	216

	Computer & Electronics Retail
Massdrop, Inc.	Series B Preferred Stock	7/22/2019	7/22/2029	848,093	183	68	(7)
	Total Computer & Electronics Retail - 0.01%*				183	68

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments – (continued)

December 31, 2022

(In thousands, except share and per share data)

Portfolio Companies	Investment Description(1),(5),(9)	Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (2),(6)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants
	Data Processing & Outsourced Services
Interactions Corporation	Common Stock	6/24/2022	6/24/2032	189,408	219	204	(7)
ShareThis, Inc.	Series D-3 Preferred Stock	12/3/2018	12/3/2028	647,615	2,162	1,728	(7)
	Total Data Processing & Outsourced Services - 0.34%*				2,381	1,932

	Electronic Equipment & Instruments
Brivo, Inc.	Series A-2 Preferred Stock	10/20/2022	10/20/2032	201,000	98	107	(7)
Epic IO Technologies, Inc.	Success fee	12/17/2021	12/17/2024	—	430	456	(7)(13)
	Total Electronic Equipment & Instruments - 0.10%*				528	563

	Health Care Equipment
Moximed, Inc.	Series C Preferred Stock	6/24/2022	6/24/2032	214,285	175	163	(7)
Revelle Aesthetics, Inc.	Series A-2 Preferred Stock	3/30/2022	3/30/3032	115,591	127	121	(7)
	Total Health Care Equipment - 0.05%*				302	284

	Health Care Technology
Allurion Technologies, Inc.	Series C Preferred Stock	3/30/2021	3/30/2031	132,979	283	632	(7)
	Series D-1 Preferred Stock	6/14/2022	3/30/2031	88,440	284	259	(7)
CareCloud, Inc.	Common Stock	1/8/2020	1/8/2023	1,000,000	837	-	(7)
EBR Systems, Inc.	Success fee	6/30/2022	6/30/2032	—	292	305	(7)(13)
Gynesonics, Inc.	Series G Convertible Preferred Stock	11/19/2021	11/19/2031	27,978,115	341	446	(7)
Mingle Healthcare Solutions, Inc.	Series CC Preferred Stock	8/15/2018	8/15/2028	1,770,973	492	-	(7)
Nalu Medical, Inc.	Series D-2 Preferred Stock	10/12/2022	10/12/2032	91,717	173	137	(7)
Route 92 Medical, Inc.	Success fee	8/17/2021	8/17/2031	—	248	297	(7)(13)
SetPoint Medical Corporation	Series B Preferred Stock	6/29/2021	6/29/2031	400,000	14	50	(7)
	Series B Preferred Stock	12/29/2022	12/29/2032	600,000	74	74	(7)
VERO Biotech LLC	Success fee	12/29/2020	12/29/2025	—	377	394	(7)(13)
	Total Health Care Technology - 0.45%*				3,415	2,594

	Human Resource & Employment Services
CloudPay, Inc.	Series B Preferred Stock	6/30/2020	6/30/2030	11,273	218	920	(3)(7)(12)
	Series D Preferred Stock	8/17/2021	8/17/2031	6,129	160	170	(3)(7)(12)
Snagajob.com, Inc.	Series B-1 Preferred Stock	9/29/2021	9/29/2031	763,269	343	220	(7)
	Total Human Resource & Employment Services - 0.23%*				721	1,310

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments – (continued)

December 31, 2022

(In thousands, except share and per share data)

Portfolio Companies	Investment Description(1),(5),(9)	Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (2),(6)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants
	Internet & Direct Marketing Retail
Madison Reed, Inc.	Success fee	12/16/2022	N/A	—	132	133	(7)(13)
	Total Internet & Direct Marketing Retail - 0.02%*				132	133

	Internet Software and Services
Bombora, Inc.	Common Stock	3/31/2021	3/31/2031	121,581	175	248	(7)
Fidelis Cybersecurity, Inc.	Common Stock	3/25/2022	3/25/2032	—	79	100	(7)(16)
INRIX, Inc.	Common Stock	7/26/2019	7/26/2029	150,804	522	2,198	(7)
Longtail Ad Solutions, Inc. (dba JW Player)	Common Stock	12/12/2019	12/12/2029	387,596	47	345	(7)
Skillshare, Inc.	Success fee	11/8/2022	11/8/2026	—	243	225	(7)(13)
Synack, Inc.	Common Stock	6/30/2022	6/30/2032	100,645	127	129	(7)
	Total Internet Software and Services - 0.56%*				1,193	3,245

	Property & Casualty Insurance
Kin Insurance, Inc.	Series D-3 Preferred Stock	9/26/2022	9/26/2032	41,576	302	297	(7)
	Total Property & Casualty Insurance - 0.05%*				302	297

	Specialized Consumer Services
AllClear ID, Inc.	Common Stock	9/1/2017	9/1/2027	870,514	1,750	—	(7)
Credit Sesame, Inc.	Common Stock	1/7/2020	1/7/2030	191,601	425	796	(7)
	Total Specialized Consumer Services - 0.14%*				2,175	796

	System Software
Dejero Labs Inc.	Common Stock	5/31/2019	5/31/2029	333,621	192	191	(3)(7)(10)
Scale Computing, Inc.	Common Stock	3/29/2019	3/29/2029	9,665,667	346	—	(7)
	Total System Software - 0.03%*				538	191

	Technology Hardware, Storage & Peripherals
RealWear, Inc.	Series A Preferred Stock	10/5/2018	10/5/2028	112,451	136	246	(7)
	Series A Preferred Stock	12/28/2018	12/28/2028	22,491	25	49	(7)
	Series A Preferred Stock	6/27/2019	6/27/2029	123,894	381	272	(7)
	Total Technology Hardware, Storage & Peripherals - 0.10%*				542	567

Total Warrants - 2.75%*					19,127	15,845
Total Non-Control/Non-Affiliate Investments - 193.55%*					1,126,879	1,114,935

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments – (continued)

December 31, 2022

Portfolio Companies	Investment Description(1),(5),(9)	Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (2),(6)	Footnotes
Affiliate Investments							(18)
Common Stocks
	Application Software
Coginiti Corp		3/9/2020	N/A	1,040,160	4,551	1,174	(7)
	Total Application Software - 0.20%*				4,551	1,174

Total Common Stocks - 0.20%*					4,551	1,174

Warrants
	Application Software
Coginiti Corp	Common Stock	3/9/2020	3/9/2030	811,770	—	910	(7)
	Total Application Software - 0.16%*				—	910

Total Warrants - 0.16%*					—	910
Total Affiliate Investments - 0.36%*					4,551	2,084
Control Investments							(14)
Senior Secured Term Loans
	Data Processing & Outsourced Services
Pivot3, Inc.	LIBOR+8.50% PIK, 11.00% floor, 4.00% ETP	5/13/2019	1/15/2023	18,598	19,172	9,290	(4)(7)
	Total Data Processing & Outsourced Services - 1.61%*				19,172	9,290

Total Senior Secured Term Loans - 1.61%*					19,172	9,290
Total Control Investments - 1.61%*					19,172	9,290
Total Investments - 195.52%*					$1,150,602	$1,126,309

(1)
Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates, as applicable. Unless otherwise indicated, all of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to the 3‑Month London Interbank Offered Rate (“LIBOR”), the U.S. Prime Rate, or the 3-Month Secured Overnight Financing Rate ("SOFR"). At December 31, 2022, the 3‑Month LIBOR was 4.77%, the U.S. Prime Rate was 7.50%, and the 3-Month SOFR was 4.79%.
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
(6)
Investments are held at Fair Value net of the Fair Value of Unfunded Commitments. Refer to Note 3 for additional detail.
(7)
Investments are non-income producing.
(8)
The investment is an eligible loan investment in the collateral under the Credit Facility (as defined in Note 11
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

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments – (continued)

December 31, 2022

(In thousands, except share and per share data)

The Company classifies its investment portfolio by level of affiliation and control in accordance with the requirements of the 1940 Act. As defined in the 1940 Act, investee companies are deemed as affiliated investments when a company or individual possesses, or has the right to acquire within 60 days or less, beneficial ownership of 5.0% or more of the outstanding voting securities of an investee company. Control investments are those where the investor has the ability or power to exercise a controlling influence over the management or policies of an investee company. Control is generally deemed to exist when a company or individual possesses, or has the right to acquire within 60 days or less, beneficial ownership of more than 25.0% of the outstanding voting securities of an investee company, or maintains greater than 50% representation on the investee company's board of directors. The Company’s affiliate and control investments as of December 31, 2022, along with the transactions during the year ended December 31, 2022 are as follows:

			For the Year Ended December 31, 2022
		Amount of Investment Income Earned 2022	Fair Value as of December 31, 2021	Gross Additions(1)	Gross Reductions(2)	Net Realized Gains (Losses)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2022(3)
Portfolio Company	Investment Description
Affiliate Investments
Senior Secured Term Loans
Coginiti Corp	LIBOR+9.50% PIK, 10.81% floor, due 12/15/2022	$109	$—	$930	$(930)	$—	$—	$—
Total Senior Secured Term Loans		109	—	930	(930)	—	—	—
Common Stocks
Coginiti Corp	Common Stock	—	—	4,551	—	—	(3,377)	1,174
Total Common Stocks		—	—	4,551	—	—	(3,377)	1,174
Warrants
Coginiti Corp	Warrant for Common Stock, exercise price $0.01/share, expires 3/9/2030	—	—	1,009	—	—	(99)	910
Total Warrants		—	—	1,009	—	—	(99)	910
Total Affiliate Investments		$109	$—	$6,490	$(930)	$—	$(3,476)	$2,084
Control Investments
Senior Secured Term Loans
Mojix, Inc.	LIBOR+12.00% , 12.00% cash cap, 5% ETP, due 1/15/2025	$2,287	$7,568	$1,987	$(8,489)	$—	$(1,066)	$—
	LIBOR+12.00% , 12.00% cash cap, 5% ETP, due 1/15/2025	744	2,523	647	(2,818)	—	(352)	—
	LIBOR+12.00% , 12.00% cash cap, 5% ETP, due 1/15/2025	184	630	160	(704)	—	(86)	—
	LIBOR+12.00% , 12.00% cash cap, 5% ETP, due 1/15/2025	185	629	161	(703)	—	(87)	—
	LIBOR+12.00% , 12.00% cash cap, 5% ETP, due 1/15/2025	374	1,253	327	(1,400)	—	(180)	—
	LIBOR+12.00% , 12.00% cash cap, 5% ETP, due 1/15/2025	291	1,008	266	(1,090)	—	(184)	—
Pivot3, Inc.	LIBOR+8.50% PIK, 11.00% floor, due 11/15/2022	—	14,650	—	—	—	(5,360)	9,290
Total Senior Secured Term Loans		4,065	28,261	3,548	(15,204)	—	(7,315)	9,290
Preferred Stocks
Mojix, Inc.	Series A-1 Preferred Stock	32	870	—	(800)	—	(70)	—
Pivot3 Holdings, Inc.	Series 1 Preferred Stock	—	—	—	—	(2,000)	2,000	—
Total Preferred Stocks		32	870	—	(800)	(2,000)	1,930	—
Warrants
Mojix, Inc.	Warrant for Common Stock, exercise price $1.286/share, expires 12/13/2030	—	—	—	(119)	—	119	—
	Warrant for Common Stock, exercise price $2.1286/share, expires 12/13/2030	—	—	—	(298)	—	298	—
	Warrant for Common Stock, exercise price $5.57338/share, expires 12/13/2030	—	—	—	(829)	—	829	—
Total Warrants		—	—	—	(1,246)	—	1,246	—
Total Control Investments		$4,097	$29,131	$3,548	$(17,250)	$(2,000)	$(4,139)	$9,290

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
(3)
All investments in the portfolio company, which as of December 31, 2022 represented 1.97% of the Company’s net assets, are restricted as to resale and were valued at fair value as determined in good faith by the Company’s Board of Directors.

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments – (continued)

December 31, 2022

(In thousands, except share and per share data)

The following tables show the fair value of the Company's portfolio of investments by geographic region and industry as of December 31, 2022:

	December 31, 2022
	Investments at	Percentage of
Geographic Region	Fair Value	Net Assets
Northeastern United States	$351,654	61.04%
Western United States	346,372	60.13
South Central United States	85,000	14.76
Southeastern United States	74,797	12.98
Midwestern United States	74,745	12.98
Northwestern United States	72,615	12.61
United Kingdom	60,783	10.55
Germany	46,499	8.07
Canada	13,844	2.40
Total	$1,126,309	195.52%

	December 31, 2022
	Investments at	Percentage of
Industry	Fair Value	Net Assets
Health Care Technology	$240,844	41.81%
Application Software	184,084	31.96
Internet Software and Services	149,780	26.00
Human Resource & Employment Services	97,788	16.98
Data Processing & Outsourced Services	97,404	16.91
System Software	78,274	13.58
Electronic Equipment & Instruments	78,114	13.56
Internet & Direct Marketing Retail	55,986	9.72
Property & Casualty Insurance	49,440	8.58
Biotechnology	39,925	6.93
Health Care Equipment	27,433	4.76
Education Services	25,305	4.39
Technology Hardware, Storage & Peripherals	1,068	0.19
Specialized Consumer Services	796	0.14
Computer & Electronics Retail	68	0.01
Total	$1,126,309	195.52%

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Notes to Financial Statements

(Unaudited)

Note 1 – Organization

Runway Growth Finance Corp. (formerly known as Runway Growth Credit Fund Inc.) (the “Company”), is a Maryland corporation that was formed on August 31, 2015. On August 18, 2021, the Company changed its name to “Runway Growth Finance Corp.” from “Runway Growth Credit Fund Inc.” The Company is an externally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated, currently qualifies, and intends to continue to qualify annually as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

On October 25, 2021, the Company closed its initial public offering ("IPO"), issuing 6,850,000 shares of its common stock on the Nasdaq Global Select Market LLC under the symbol “RWAY”.

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

In the opinion of management, all adjustments, all of which were of a normal recurring nature, considered necessary for the fair presentation of financial statements for the interim period have been included. The results of operations for the current interim period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2023. The interim unaudited financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the "SEC") on March 2, 2023.

Certain items in the March 31, 2022 and December 31, 2022 financial statements have been reclassified to conform to the March 31, 2023 presentation with no effect on the net assets on the Statements of Assets and Liabilities, and no net effect on the net increase in net assets resulting from operations on the Statements of Operations.

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

Deferred Debt Costs

The Company records costs related to the issuance of debt obligations as deferred debt costs. These costs are deferred and amortized using the straight-line method over the stated maturity life of the obligations. Deferred debt costs associated with the Company's Credit Facility and unsecured notes are netted with the outstanding principal balance on the Company's Statement of Assets and Liabilities, unless there are no outstanding borrowings, in which case the deferred debt costs are presented as an asset. For more information, refer to “Note 11 – Borrowings.”

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

The Company had no outstanding reverse repurchase agreements at March 31, 2023 or December 31, 2022.

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

Dividends are recorded on the ex-dividend date. Interest income, if any, adjusted for amortization of market premium and accretion of market discount, is recorded on an accrual basis to the extent that the Company expects to collect such amounts. Original issue discount (“OID”), principally representing the estimated fair value of detachable equity, warrants or contractual success fees obtained in conjunction with the Company’s debt investments, loan origination fees, end of term payments, and market discount or premium are capitalized and accreted or amortized into interest income over the life of the respective security using the effective interest method. Loan origination fees received in connection with the closing of investments are reported as unearned income, which is included as amortized cost of the investment; the unearned income from such fees is accreted into interest income over the contractual life of the loan based on the effective interest method. Upon prepayment of a debt investment, any unamortized loan origination fees, end-of-term payments, and unamortized market discounts are recorded as interest income and any prepayment penalties are recorded as fee income. Upon amending terms of an existing investment, any amendment fees charged are recorded as fee income.

The Company currently holds, and expects to hold in the future, some investments in its portfolio that contain payment-in-kind (“PIK”) interest provisions. PIK interest is computed at the contractual rate specified in each loan agreement and is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount of income the Company is required to distribute to stockholders to maintain its qualification as a RIC for U.S. federal income tax purposes, even though the Company has not yet collected the cash. For the three months ended March 31, 2023, approximately 9.7% of the Company’s total investment income was attributable to non-cash PIK interest. For the three months ended March 31, 2022, approximately 7.4% of the Company’s total investment income was attributable to non-cash PIK interest.

Non-Accrual of Investments

Debt investments are placed on non-accrual status when principal, interest, and other obligations become materially past due or when there is reasonable doubt that principal, interest, or other obligations will be collected in full. At the point of non-accrual, the Company will cease recognizing interest income on the debt investment until all principal and interest due have been paid or the Company believes the borrower has demonstrated the ability to repay its current and future contractual obligations. Additionally, any OID associated with the debt investment is no longer accreted to interest income as of the date the loan is placed on non-accrual status. Any payments received on non-accrual loans are first applied to principal prior to recovery of any foregone interest or end of term payment fees. Non-accrual loans are restored to accrual status when past due principal or interest are paid, and, in management’s judgment are likely to remain current. The Company may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection such that the Company will be made whole on the investment, inclusive of interest and end of term payment fees.

As of March 31, 2023, and December 31, 2022, the Company has not written off any accrued and uncollected PIK interest. As of March 31, 2023, the Company had one loan to Pivot3, Inc. on non-accrual status. The loan, with a cost basis of $19.2 million and a fair value of $11.6 million, represents 1.00% of the Company’s total investment portfolio. From being placed on non-accrual status through March 31, 2023, cumulative interest of $4.3 million would be receivable and $0.3 million OID would be accreted into the cost basis, for a total of $4.6 million not recorded in interest income from control investments on the Statement of Operations. As of December 31, 2022, the Company had one loan to Pivot3, Inc. on non-accrual status. The loan, with a cost basis of $19.2 million and a fair market value of $9.3 million, represents 0.8% of the Company’s total investment portfolio. From being placed on non-accrual status through December 31, 2022, cumulative interest of $3.6 million would be payable and $0.3 million OID would be accreted into the cost basis, for a total of $3.9 million not recorded in interest income from control investments on the Statement of Operations.

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
•
The Audit Committee then reviews these preliminary valuations from RGC and the independent valuation firm, if any, and makes a recommendation to the Company’s Board of Directors regarding such valuations; and
•
The Company’s Board of Directors reviews the recommended preliminary valuations and determines the fair value of each investment in the Company’s portfolio, in good faith, based on the input of RGC, the independent valuation firm and the Audit Committee.

The Company’s investments are primarily loans made to and equity and warrants of small, fast-growing companies focused in technology, life sciences, health care information and services, business services, and other high-growth industries. These investments are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indices for these types of debt and equity instruments and, thus, RGC’s senior investment team must estimate the fair value of these investment securities based on models utilizing unobservable inputs.

Rule 2a-5 under the 1940 Act was adopted by the SEC in December 2020 and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform fair value determinations. Rule 2a-5 also defines when market quotations are "readily available" for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. The SEC also adopted new Rule 31a-4 under the 1940 Act ("Rule 31a-4"), which provides the recordkeeping requirements associated with fair value determinations. Finally, the SEC rescinded previously issued guidance on related issues, including the role of the board in determining fair value and the accounting and auditing of fund investments. Rule 2a-5 and Rule 31a-4 became effective on March 8, 2021, and had a compliance date of September 8, 2022. While the board of directors has not elected to designate RGC as the valuation designee, the Company has adopted certain revisions to its valuation policies and procedures in order comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.

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

Debt Investments

To determine the fair value of the Company’s debt investments, the Company compares the cost basis of the debt investment, which includes OID, to the resulting fair value determined using a discounted cash flow model, unless another model is more appropriate based on the circumstances at the measurement date. The discounted cash flow approach entails analyzing the interest rate spreads for recently completed financing transactions that are similar in nature to the Company’s investments, in order to determine a comparable range of effective market interest rates for its investments. The range of interest rate spreads utilized is based on borrowers with similar credit profiles. All remaining expected cash flows of the investment are discounted using this range of interest rates to determine a range of fair values for the debt investment.

This valuation process includes, among other things, evaluating the underlying investment performance, the portfolio company’s current financial condition and ability to raise additional capital, as well as macro-economic events that may impact valuations. These events include, but are not limited to, current market yields and interest rate spreads of similar securities as of the measurement date. Significant increases (decreases) in these unobservable inputs could result in a significantly higher (lower) fair value measurements.

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

Warrants

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
•
The risk-free interest rates are derived from the U.S. Treasury yield curve. The risk-free interest rates are calculated based on a weighted average of the risk-free interest rates that correspond closest to the expected remaining life of the warrant. Significant increases (decreases) in this unobservable input could result in a significantly higher (lower) fair value, but a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase (decrease) in this unobservable input.

•
Other adjustments, including a marketability discount on private company warrants, are estimated based on judgment about the general industry environment. Significant increases (decreases) in this unobservable input could result in a significantly lower (higher) fair value, but a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase (decrease) in this unobservable input.
•
Historical portfolio experience on cancellations and exercises of warrants are utilized as the basis for determining the estimated life of the warrants in each financial reporting period. Warrants may be exercised in the event of acquisitions, mergers or initial public offerings, and cancelled due to events such as bankruptcies, restructuring activities or additional financings. These events cause the expected remaining life assumption to be shorter than the contractual term of the warrants. Significant increases (decreases) in this unobservable input could result in a significantly higher (lower) fair value, but a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase (decrease) in this unobservable input.

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

Equity Investments

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

Fair Value of Financial Instruments

In accordance with ASC Topic 820 — Fair Value Measurements and Disclosures (“ASC Topic 820”), the Company evaluates fair value of its financial instruments. With the exception of the Company’s borrowings, which are reported at cost, all assets and liabilities approximate fair value on the Statements of Assets and Liabilities due to their short maturity.

The fair value of the Company’s Credit Facility, December 2026 Notes, July 2027 Notes, August 2027 Notes, and December 2027 Notes (as defined in "Note 11 - Borrowings") is estimated using the relative market yield approach. The fair value of the Company's Credit Facility, December 2026 Notes and August 2027 Notes are estimated using Level 3 inputs by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date. The fair value of the Company's July 2027 Notes and December 2027 Notes is based on vendor pricing received by the Company, which is considered a Level 2 input, and reflects the market close price of the notes traded on the Nasdaq Global Select Market LLC under the symbol "RWAYL" and "RWAYZ", respectively.

As of both March 31, 2023, and December 31, 2022, the carrying value of the Credit Facility, July 2027 Notes, August 2027 Notes, and December 2027 Notes approximates fair value. As of March 31, 2023, the fair value of the December 2026 Notes was approximately $55.1 million and the carrying value was approximately $69.2 million, net of unamortized deferred debt costs of $0.8 million. As of December 31, 2022, the fair value of the December 2026 Notes was approximately $57.0 million and the carrying value was approximately $69.2 million, net of unamortized deferred debt costs of $0.8 million.

Investment Classification

The Company is a non-diversified company within the meaning of the 1940 Act. The Company classifies its investments by level of affiliation and control. As defined in the 1940 Act, investee companies are deemed as affiliated investments when a company or individual possesses, or has the right to acquire within 60 days or less, beneficial ownership of 5.0% or more of the outstanding voting securities of an investee company. Control investments are those where the investor has the ability or power to exercise a controlling influence over the management or policies of an investee company. Control is generally deemed to exist when a company or individual possesses, or has the right to acquire within 60 days or less, beneficial ownership of more than 25.0% of the outstanding voting securities of an investee company, or maintains greater than 50% representation on the investee company's board of directors.

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

Income Taxes

The Company elected to be treated as a RIC under Subchapter M of the Code beginning with its taxable year ended December 31, 2016, currently qualifies as a RIC, and intends to qualify annually for the tax treatment applicable to RICs. A RIC generally is not subject to U.S. federal income taxes on distributed income and gains so long as it meets certain source-of-income and asset diversification requirements and it distributes at least 90% of its net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any, to its stockholders. So long as the Company obtains and maintains its status as a RIC, it generally will not be subject to U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the financial statements of the Company. The Company intends to make sufficient distributions to maintain its RIC status each year and it does not anticipate paying any material U.S. federal income taxes in the future.

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. If the Company determines that the estimated current year taxable income will exceed the estimated dividend distributions for the current year from such income, the Company accrues excise tax on estimated excess taxable income as such taxable income is earned. Differences between taxable income and net increase in net assets resulting from operations either can be temporary, meaning they will reverse in the future, or permanent. In accordance with Section 946-205-45-3 of the ASC, permanent tax differences are reclassified from accumulated undistributed earnings to paid-in-capital at the end of each year and have no impact on total net assets. For more information, refer to "Note 7 – Income Taxes."

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted-average number of common shares outstanding for the period presented. For the three months ended March 31, 2023 and 2022, basic and diluted earnings per share of common stock were the same because there were no potentially dilutive securities outstanding. Per share data is based on the weighted-average shares outstanding.

Distributions

Distributions to common stockholders are recorded on the applicable record date. The amount, if any, to be distributed to common stockholders is determined by the Board of Directors each quarter and is generally based upon the Company's earnings estimated by management. Net realized capital gains, if any, are generally distributed at least annually.

For the three months ended March 31, 2023, the Company declared and paid dividends in the amount of $18.2 million, of which $17.5 million was distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s Dividend Reinvestment Plan. For the three months ended March 31, 2022, the Company declared dividends in the amount of $11.2 million, of which $3.8 million was distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s Dividend Reinvestment Plan.

Organization and Offering Costs

Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services and other fees pertaining to the Company's organization, all of which are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s public and private offering materials as well as travel-related expenses related to the Company’s public and private offerings. Pursuant to the Advisory Agreement (as defined below), the Company and RGC agreed that organization and offering costs incurred in connection with the Initial Private Offering would be borne by the Company up to a maximum amount of $1.0 million, provided that the amount of such costs in excess of $1.0 million would be paid by RGC. As of December 31, 2016, the Company had already incurred the maximum amount of $1.0 million in organization and offering costs incurred in connection with the Initial Private Offering.

Offering costs related to the Second Private Offering were accumulated and charged to additional paid in capital at the time of closing beginning in 2019. These offering costs related to the Second Private Offering were subject to a cap of $0.6 million, excluding placement agent fees which had no cap, of which the Company will bear the cost. At the completion of the Second Private Offering, the Company had accumulated and recorded $0.7 million in offering costs and $0.2 million in placement agent fees related to the Second Private Offering. Under the terms of the Second Private Offering, offering costs in excess of $0.6 million, excluding placement agent fees, were reimbursed by RGC.

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

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, "Fair Value Measurement (Topic 820) - Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions", which was issued to (1) clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The new guidance is effective for interim and annual periods beginning after December 15, 2023. The Company does not anticipate the new standard will have a material impact to the consolidated financial statements and related disclosures.

Note 3 – Commitments and Contingencies

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time.

As of March 31, 2023, the Company had $302.7 million in unfunded loan commitments to provide debt financing to its portfolio companies. The availability of such unfunded loan commitments is subject to the specific terms and conditions of each contract, which may include, among other things, portfolio company performance requirements and time-based cancellation provisions. As a result, only a portion of unfunded commitments is currently eligible to be drawn. The aggregate balance of unfunded commitments to extend financing as of March 31, 2023 was as follows (in thousands):

Portfolio Company	Investment Type	March 31, 2023
3PL Central LLC (dba Extensiv)	Senior Secured Term Loan	$12,000
Brivo, Inc.	Senior Secured Term Loan	12,000
CloudPay, Inc.	Senior Secured Term Loan	15,000
Dtex Systems, Inc.	Senior Secured Term Loan	15,000
EBR Systems, Inc.	Senior Secured Term Loan	30,000
Intellisite Holdings, Inc. (dba Epic IO Technologies, Inc.)	Senior Secured Term Loan	2,000
Interactions Corporation	Senior Secured Term Loan	10,000
Kin Insurance, Inc.	Senior Secured Term Loan	25,000
Madison Reed, Inc.	Senior Secured Term Loan	2,400
Moximed, Inc.	Senior Secured Term Loan	15,000
Nalu Medical, Inc.	Senior Secured Term Loan	25,000
Revelle Aesthetics, Inc.	Senior Secured Term Loan	12,500
Route 92 Medical, Inc.	Senior Secured Term Loan	41,564
SetPoint Medical Corporation	Senior Secured Term Loan	40,000
Skillshare, Inc.	Senior Secured Term Loan	15,000
Snagajob.com, Inc.	Senior Secured Term Loan	6,785
Synack, Inc.	Senior Secured Term Loan	23,480
Total unused commitments to extend financing		$302,729

As of December 31, 2022, the Company had $315.7 million in unfunded loan commitments to provide debt financing to its portfolio companies. The availability of such unfunded loan commitments is subject to the specific terms and conditions of each contract, which may include, among other things, portfolio company performance requirements and time-based cancellation provisions. As a result, only a portion of unfunded commitments is currently eligible to be drawn. The aggregate balance of unfunded commitments to extend financing as of December 31, 2022 was as follows (in thousands):

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

The Company has evaluated the expected net future cash flows related to unfunded commitments and determined the fair value to be zero as of March 31, 2023 and December 31, 2022.

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

Other Commitments and Contingencies

On February 24, 2022, the Board of Directors approved a repurchase program (the “Repurchase Program”) under which the Company could have repurchased up to $25.0 million of its outstanding common stock. Under the Repurchase Program, the Company could have repurchased shares at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. As of March 31, 2023 and December 31, 2022, the Company had repurchased 871,345 shares of the Company's common stock under the Repurchase Program for an aggregate purchase price of $10.8 million. The Board of Directors did not renew the Repurchase Program, and it expired on February 24, 2023.

Note 4 – Concentration of Credit Risk

In the normal course of business, the Company maintains its cash balances in financial institutions, which at times may exceed federally insured limits. The Company is subject to credit risk to the extent that any financial institution with which it conducts business is unable to fulfill contractual obligations on its behalf. The Company monitors the financial condition of those financial institutions and does not currently anticipate any losses from these counterparties.

Note 5 – Net Increase in Net Assets Resulting from Operations per Common Share

The following information sets forth the computation of basic income per common share for the three months ended March 31, 2023 and 2022 (in thousands, except for share and per share data):

	Three Months Ended March 31,
	2023	2022
Net increase in net assets resulting from operations	$11,984	$2,853
Weighted average shares outstanding for the period
Basic	40,509,269	41,375,187
Diluted	40,509,269	41,375,187
Per Share Data(1):
Basic and diluted income (loss) per common share
Basic	$0.30	$0.07
Diluted	$0.30	$0.07

(1)
Per share data is based on average weighted shares outstanding.

Note 6 – Net Assets

The Company has the authority to issue 100,000,000 shares of common stock, $0.01 par value per share. In October 2015, in connection with the Company's formation, the Company issued and sold 1,667 shares of common stock to R. David Spreng, the President and Chief Executive Officer of the Company and Chairman of the Company's Board of Directors, for an aggregate purchase price of $25 thousand.

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

Initial Public Offering

The Company closed its initial public offering ("IPO"), issuing 6,850,000 shares of its common stock at a public offering price of $14.60 per share. Net of underwriting fees and offering costs, the Company received net cash proceeds of $93.0 million. The Company’s common stock began trading on the Nasdaq Global Select Market LLC on October 21, 2021 under the symbol “RWAY”.

Distribution Reinvestment Plan

The Company maintains a dividend reinvestment plan for common stockholders (the "Dividend Reinvestment Plan"). The Company's Dividend Reinvestment Plan is administered by its transfer agent on behalf of the Company's record holders and participating brokerage firms. Brokerage firms and other financial intermediaries may decide not to participate in the Company's Dividend Reinvestment Plan but may provide a similar distribution reinvestment plan for their clients. The share requirements of the Dividend Reinvestment Plan may be satisfied through the issuance of new common shares or through open market purchases of common shares by the Company.

During the three months ended March 31, 2023, the Company did not purchase any shares of common stock in the open market under the Dividend Reinvestment Plan. During the three months ended March 31, 2022, the Company purchased 31,782 shares of common stock in the open market for a total of $0.4 million under the Dividend Reinvestment Plan.

Repurchase Program

On February 24, 2022, the Board of Directors approved a repurchase program (the “Repurchase Program”) under which the Company could have repurchased up to $25.0 million of its outstanding common stock. Under the Repurchase Program, the Company could have repurchased shares at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. As of March 31, 2023 and December 31, 2022, the Company had repurchased 871,345 shares of the Company's common stock under the Repurchase Program for an aggregate purchase price of $10.8 million. The Board of Directors did not renew the Repurchase Program, and it expired on February 24, 2023.

The following table summarized the distributions declared and paid since inception through March 31, 2023:

Declaration Date	Record Date	Payment Date	Amount per Share
May 3, 2018	May 15, 2018	May 31, 2018	$0.15
July 26, 2018	August 15, 2018	August 31, 2018	$0.25
November 1, 2018	October 31, 2018	November 15, 2018	$0.35
March 22, 2019	March 22, 2019	March 26, 2019	$0.40
May 2, 2019	May 7, 2019	May 21, 2019	$0.45
May 2, 2019	May 31, 2019	July 16, 2019	$0.46
July 30, 2019	August 5, 2019	August 26, 2019	$0.45
September 27, 2019	September 30, 2019	November 12, 2019	$0.04
December 9, 2019	December 10, 2019	December 23, 2019	$0.40
March 5, 2020	March 6, 2020	March 20, 2020	$0.40
May 7, 2020	May 8, 2020	May 21, 2020	$0.35
August 5, 2020	August 6, 2020	August 20, 2020	$0.36
October 1, 2020	October 1, 2020	November 12, 2020	$0.38
March 4, 2021	March 5, 2021	March 19, 2021	$0.37
April 29, 2021	April 30, 2021	May 13, 2021	$0.37
July 19, 2021	July 20, 2021	August 12, 2021	$0.34
October 28, 2021	November 8, 2021	November 22, 2021	$0.25
February 24, 2022	March 8, 2022	March 22, 2022	$0.27
April 28, 2022	May 10, 2022	May 24, 2022	$0.30
July 28, 2022	August 9, 2022	August 23, 2022	$0.33
October 27, 2022	November 8, 2022	November 22, 2022	$0.36
February 23, 2023	March 7, 2023	March 21, 2023	$0.45

Note 7 – Income Taxes

The Company elected to be treated as a RIC under Subchapter M of the Code starting with its taxable year ended December 31, 2016. The Company currently qualifies and intends to qualify annually for the tax treatment applicable to RICs. A RIC generally is not subject to U.S. federal income taxes on distributed income and gains so long as it meets certain source-of-income and asset diversification requirements and it distributes at least 90% of its net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any, to its stockholders. So long as the Company obtains and maintains its status as a RIC, it generally will not be subject to U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the financial statements of the Company. The Company intends to make sufficient distributions to maintain its RIC status each year and it does not anticipate paying any material United States federal income taxes in the future.

Federal income tax regulations differ from U.S. GAAP, therefore distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their appropriate tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation on investments for federal income tax purposes as of and for the period ended March 31, 2023 and the year ended December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
	(Unaudited)
Tax cost on investments	$1,186,455	$1,149,902
Change in unrealized appreciation on a tax basis	$11,271	$9,207
Change in unrealized depreciation on a tax basis	(37,410)	(32,800)
Net unrealized appreciation (depreciation) on a tax basis	$(26,139)	$(23,593)

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes ("ASC 740"). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in Consolidated Financial Statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions deemed to meet a "more-likely-than-not" threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statements of Operations. There were no material uncertain income tax positions at March 31, 2023 or December 31, 2022. Although the Company files federal and state tax returns, the Company's major tax jurisdiction is federal. The previous three tax year-ends and the interim tax period since then remain subject to examination by the Internal Revenue Service.

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

If the Company does not qualify to be treated as a RIC for any taxable year, the Company will be taxed as a regular corporation (a “C corporation”) under subchapter C of the Code for such taxable year. If the Company has previously qualified as a RIC but is subsequently unable to qualify, and certain amelioration provisions are not applicable, the Company would be subject to U.S. federal income tax on all of its taxable income (including its net capital gains) at regular corporate rates. The Company would not be able to deduct distributions to stockholders, nor would it be required to make distributions. In order to requalify as a RIC, in addition to the other requirements discussed above, the Company would be required to distribute all of its previously undistributed earnings attributable to the period it failed to qualify by the end of the first year that it intends to requalify. If the Company fails to requalify for a period greater than two taxable years, it may be subject to U.S. federal income tax at corporate tax rates on any net built-in gains with respect to certain of its assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if the Company had been liquidated) that it elects to recognize on requalification or when recognized over the next five years.

Note 8 – Related Party Agreements and Transactions

Second Amended and Restated Advisory Agreement

On November 29, 2016, the Company’s Board of Directors approved an investment advisory agreement between RGC and the Company, under which RGC, subject to the overall supervision of the Board of Directors, manages the day-to-day operations of and provides investment advisory services to the Company (together with a subsequent amendment thereto, the “Prior Advisory Agreement”). On August 3, 2017, the Board of Directors approved certain amendments to the Prior Advisory Agreement (the “First Amended and Restated Advisory Agreement”) and recommended that the Company’s stockholders approve the First Amended and Restated Advisory Agreement. The First Amended and Restated Advisory Agreement became effective on September 12, 2017 upon approval by the stockholders at a special meeting of stockholders of the Company. On April 7, 2021, the Board of Directors approved certain additional amendments to the advisory agreement (the “Advisory Agreement”) at a virtual meeting and recommended that the Company’s stockholders approve the Advisory Agreement. In reliance upon certain exemptive relief granted by the SEC in connection with the global COVID-19 pandemic, the Board of Directors undertook to ratify the Advisory Agreement at its next in-person meeting which was held in July 2021. The Advisory Agreement became effective on May 27, 2021 upon approval by the stockholders at a special meeting of stockholders of the Company. The Advisory Agreement amended the Prior Advisory Agreement to include certain revisions to the management and incentive fee calculation mechanisms and clarify language relating to liquidity events. Under the terms of the Advisory Agreement, RGC:

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

For purposes of the Advisory Agreement, a “Spin-Off transaction” includes either a transaction whereby (a) the Company offers its stockholders the option to elect to either (i) retain their ownership of shares of the Company’s common stock, or (ii) exchange their shares of the Company’s common stock for shares of common stock in a newly formed entity (the “Public Fund”) that will elect to be regulated as a BDC under the 1940 Act and treated as a RIC under Subchapter M of the Code (the “Public Fund Spin Off”); or (b) the Company completes a listing of the Company’s securities on any securities exchange (an “Exchange Listing”). The base management fee will be an amount equal to 0.40% (1.60% annualized) of the Company’s average daily Gross Assets (defined below) during the most recently completed calendar quarter for so long as the aggregate amount of Gross Assets of the Company as of the end of the most recently completed calendar quarter is equal or greater than $500 million but less than $1.0 billion. For purposes of the Advisory Agreement, “Gross Assets” is defined as the Company’s gross assets, including assets purchased with borrowed funds or other forms of leverage, as well as any PIK interest, as of the end of the most recently completed fiscal quarter. If the aggregate amount of the Company’s Gross Assets as of the end of the most recently completed calendar quarter is less than $500 million the base management fee will be an amount equal to 0.4375% (1.75% annualized) of the Company’s average daily Gross Assets during the most recently completed calendar quarter. If the aggregate amount of the Company’s Gross Assets as of the end of the most recently completed calendar quarter is equal to or greater than $1.0 billion, the base management fee will be an amount equal to 0.375% (1.50% annualized) of the Company’s average daily Gross Assets during the most recently completed calendar quarter.

RGC earned base management fees of $4.0 million for the three months ended March 31, 2023, and $2.6 million for the three months ended March 31, 2022.

Incentive Fee

The incentive fee, which provides RGC with a share of the income that RGC generates for the Company, consists of an investment-income component and a capital-gains component, which are largely independent of each other, with the result that one component may be payable even if the other is not.

Under the investment-income component (the “Income Incentive Fee”), the Company pays RGC each quarter an incentive fee with respect to the Company’s Pre-Incentive Fee net investment income. The Income Incentive Fee is calculated and payable quarterly in arrears based on the Pre-Incentive Fee net investment income for the immediately preceding fiscal quarter. Payments based on Pre-Incentive Fee net investment income will be based on the Pre-Incentive Fee net investment income earned for the quarter. For this purpose, “Pre-Incentive Fee net investment income” means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial and consulting fees or other fees that the Company receives from portfolio companies) that the Company accrues during the fiscal quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the amended and restated administration agreement with the Administrator (the “Administration Agreement”), and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee net investment income includes, in the case of investments with a deferred interest feature (such as OID accretion, debt instruments with pay in kind interest and zero coupon securities), accrued income the Company has not yet received in cash; provided, however, that the portion of the Income Incentive Fee attributable to deferred interest features will be paid, only if and to the extent received in cash, and any accrual thereof will be reversed if and to the extent such interest is reversed in connection with any write off or similar treatment of the investment giving rise to any deferred interest accrual, applied in each case in the order such interest was accrued. Such subsequent payments in respect of previously accrued income will not reduce the amounts payable for any quarter pursuant to the calculation of the Income Incentive Fee described above. Pre-Incentive Fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

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

For the three months ended March 31, 2023, RGC earned incentive fees of $4.6 million; $3.5 million of which was payable in cash and $1.1 million were accrued and generated from deferred interest. For the three months ended March 31, 2022, RGC earned incentive fees of $1.3 million; $1.1 million of which was payable in cash and $0.3 million were accrued and generated from deferred interest. All incentive fees accrued and generated from deferred interest (i.e., PIK and certain discount accretion) are not payable until receipt of respective cash by the Company. As of March 31, 2023, $3.7 million were payable in cash, and $5.9 million were deferred incentive fees payable, both of which are included in incentive fees payable on the Statements of Assets and Liabilities. As of December 31, 2022, $3.8 million were payable in cash, and $5.0 million were deferred incentive fees payable, both of which are included in incentive fees payable on the Statements of Assets and Liabilities.

The capital gains incentive fee consists of fees related to realized gains, realized capital losses and unrealized capital depreciation. With respect to the incentive fee expense accrual related to the capital gains incentive fee, U.S. GAAP requires that the capital gains invective fee accrual consider the cumulative aggregate unrealized appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized appreciation were realized even though such unrealized appreciation is not permitted to be considered in calculating the fee actually payable under the Advisory Agreement. As of each of March 31, 2023 and December 31, 2022, there was no capital gains incentive fee accrued, earned or payable to RGC under the Advisory Agreement.

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

The Company reimbursed the Administrator $0.4 million during the three months ended March 31, 2023. As of March 31, 2023, the Company had accrued a net payable to the Administrator of $0.7 million, which is included in Accrued expenses and other on the Statement of Assets and Liabilities. Of the total amount reimbursed to the Administrator, $0.4 million was related to overhead allocation expense during the three months ended March 31, 2023. The Company reimbursed the Administrator $0.3 million during the three months ended March 31, 2022. As of March 31, 2022, the Company accrued a net payable to the Administrator of $0.2 million. Of the total amount reimbursed to the Administrator, $0.3 million was related to overhead allocation expense for the three months ended March 31, 2022. As of December 31, 2022, the Company had accrued a net payable to the Administrator of $0.4 million. Administration fees, which include fees payable by the Administrator to third-party service providers who provide additional administration services for the Company, were $0.2 million for the three months ended March 31, 2023. Administration fees, which include fees payable by the Administrator to third-party service providers who provide additional administration services for the Company, were $0.2 million for the three months ended March 31, 2022.

License Agreement

The Company has entered into a license agreement with RGC (the “License Agreement”) pursuant to which RGC has granted the Company a personal, non-exclusive, royalty-free right and license to use the name “Runway Growth Finance.” Under the License Agreement, the Company has the right to use the “Runway Growth Finance” name for so long as RGC or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company has no legal right to the “Runway Growth Finance” name.

Strategic Relationship

In December 2016, the Company and RGC entered into a strategic relationship with Oaktree Capital Management, L.P (“Oaktree”). In connection, OCM Growth Holdings ("OCM") purchased an aggregate of 14,571,334 shares of the Company's common stock for an aggregate purchase price of $219.3 million in the Company's Initial Private Offering and Second Private Offering. As of March 31, 2023, OCM owns 21,129,668 shares of the Company's common stock or approximately 52% of the Company's outstanding shares. Pursuant to an irrevocable proxy, the shares held by OCM must be voted in the same proportion that the Company's other stockholders vote their shares.

In connection with OCM’s commitment, the Company entered into a stockholder agreement, dated December 15, 2016, with OCM, pursuant to which OCM has a right to nominate a member of the Company’s Board of Directors for election for so long as OCM holds shares of the Company’s common stock in an amount equal to, in the aggregate, at least one-third (33%) of OCM’s initial $125.0 million capital commitment. Brian Laibow, Co-Head of Oaktree's North America & Managing Director Opportunities Funds, serves on the Company’s Board of Directors as OCM’s director nominee and is considered an interested director. OCM also holds a minority interest in RGC and has the right to appoint a member of RGC’s board of managers and a member of RGC’s investment committee. Brian Laibow is OCM’s appointee to RGC’s board of managers and investment committee.

Note 9 – Fair Value Measurements

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820. Refer to "Note 2  —  Summary of Significant Accounting Policies" for a discussion of the Company’s policies.

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of March 31, 2023 and December 31, 2022 (in thousands):

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Preferred Stock	$12,785	$—	$22,099	$34,884
Common Stock	1,044	—	921	1,965
Senior Secured Term Loans	—	—	1,060,495	1,060,495
Second Lien Term Loans	—	—	13,707	13,707
Warrants	—	79	14,212	14,291
Total Portfolio Investments	13,829	79	1,111,434	1,125,342
U.S. Treasury Bill	34,974	—	—	34,974
Total Investments	$48,803	$79	$1,111,434	$1,160,316

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Preferred Stock	$12,335	$—	$347	$12,682
Common Stock	501	1,422	1,174	3,097
Senior Secured Term Loans	—	—	1,080,121	1,080,121
Second Lien Term Loans	—	—	13,654	13,654
Warrants	—	105	16,650	16,755
Total Portfolio Investments	12,836	1,527	1,111,946	1,126,309
U.S. Treasury Bill	—	—	—	—
Total Investments	$12,836	$1,527	$1,111,946	$1,126,309

The Company transfers investments in and out of Levels 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

The following table presents a rollforward of Level 3 assets measured at fair value as of March 31, 2023 (in thousands):

	Preferred Stock	Common Stock	Senior Secured Term Loans	Second Lien Term Loans	Warrants	Total
Fair value at December 31, 2022	$347	$1,174	$1,080,121	$13,654	$16,650	$1,111,946
Transfers out of Level 3	—	—	—	—	—	—
Purchases of investments(1)	25,000	—	(12,505)	—	376	12,871
PIK interest	—	—	3,584	171	—	3,755
Sales or repayments of investments(1)	—	—	(14,199)	—	—	(14,199)
Realized gain (loss)	—	—	—	—	(1,178)	(1,178)
Change in unrealized appreciation (depreciation)	(3,248)	(253)	658	(146)	(1,636)	(4,625)
Amortization of fixed income premiums or accretion of discounts	—	—	2,836	28	—	2,864
Fair value at March 31, 2023	$22,099	$921	$1,060,495	$13,707	$14,212	$1,111,434
Change in unrealized appreciation (depreciation) on Level 3 investments still held as of March 31, 2023	$(3,248)	$(253)	$865	$(146)	$(2,930)	$(5,712)

(1)
Net of reorganization and restructuring of investments.

The following table presents a rollforward of Level 3 assets measured at fair value as of March 31, 2022 (in thousands):

	Preferred Stock	Common Stock	Senior Secured Term Loans	Second Lien Term Loans	Warrants	Total
Fair value at December 31, 2021	$1,332	$—	$623,054	$12,873	$20,087	$657,346
Transfers out of Level 3	—	—	—	—	—	—
Purchases of investments(1)	—	4,551	80,371	—	598	85,520
PIK interest	—	—	1,187	150	—	1,337
Sales or repayments of investments(1)	—	—	(7,987)	—	(262)	(8,249)
Realized gain (loss)	—	—	—	—	(267)	(267)
Change in unrealized appreciation (depreciation)	109	(3,202)	(848)	—	1,179	(2,762)
Amortization of fixed income premiums or accretion of discounts	—	—	2,799	26	—	2,825
Fair Value at March 31, 2022	$1,441	$1,349	$698,576	$13,049	$21,335	$735,750
Change in unrealized appreciation (depreciation) on Level 3 investments still held as of March 31, 2022	$109	$(3,202)	$(2,651)	$—	$858	$(4,886)

(1)
Net of reorganization and restructuring of investments.

The following table provides quantitative information regarding Level 3 fair value measurements as of March 31, 2023 (in thousands):

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Preferred Stock	$278	Recent private market and merger and acquisition transaction prices	N/A	N/A
	21,821	PWERM	Discount rate	28.0% - 28.0% (28.0%)
Common Stock	921	Recent private market and merger and acquisition transaction prices	N/A	N/A
Senior Secured Term Loans(1)	1,031,181	Discounted Cash Flow analysis	Discount rate	11.5% - 24.9% (15.5%)
		Market approach	Origination yield	10.5% - 16.6% (13.1%)
	29,314	PWERM	Discount rate	30.0% - 39.7% (35.9%)
Second Lien Term Loans (1)	13,707	Discounted Cash Flow analysis	Discount rate	16.8% - 16.8% (16.8%)
		Market approach	Origination yield	14.8% - 14.8% (14.8%)
Warrants(2)	9,859	Option pricing model	Risk-free interest rate	3.7% - 5.2% (4.6%)
			Average industry volatility	30.0% - 97.2% (51.8%)
			Estimated time to exit	0.5 - 5.0 (2.6 years)
			Revenue multiples	1.14x - 45.10x (3.77x)
	4,353	PWERM	Discount rate	20.0% - 40.0% (33.7%)
			Revenue multiples	2.32x - 198.68x (17.65x)
Total Level 3 Investments	$1,111,434

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2022 (in thousands):

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Preferred Stock	$347	Recent private market and merger and acquisition transaction prices	N/A	N/A
Common Stock	1,174	Recent private market and merger and acquisition transaction prices	N/A	N/A
Senior Secured Term Loans(1)	1,053,748	Discounted Cash Flow analysis	Discount rate	11.1% - 28.0% (15.2%)
		Market approach	Origination yield	10.5% - 19.3% (12.9%)
	26,373	PWERM	Discount rate	27.4% - 37.4% (30.9%)
Second Lien Term Loans (1)	13,654	Discounted Cash Flow analysis	Discount rate	16.1% - 16.1% (16.1%)
		Market approach	Origination yield	12.2% - 12.2% (12.2%)
Warrants(2)	10,246	Option pricing model	Risk-free interest rate	2.7% - 4.9% (4.3%)
			Average industry volatility	25.0% - 98.4% (49.0%)
			Estimated time to exit	0.5 - 5.0 (2.2 years)
			Revenue multiples	1.16x - 88.63x (5.47x)
	6,404	PWERM	Discount rate	20.0% - 40.0% (34.6%)
			Revenue multiples	2.35x - 199.38x (13.10x)
Total Level 3 Investments	$1,111,946
(1)
The significant unobservable inputs used in the fair value measurement of the Company’s debt securities are origination yields and discount rates. The origination yield is defined as the initial market price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The discount rate is related to company-specific characteristics such as underlying investment performance, projected cash flows, and other characteristics of the investment. Significant increases (decreases) in the inputs in isolation may result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. However, a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase (decrease) in the unobservable inputs.
(2)
The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are inputs used in the OPM, which include industry volatility, risk free interest rate and estimated time to exit. The Equity Allocation model and the Black Scholes model were the main OPMs used during the period ended March 31, 2023 and the year ended December 31, 2022. Probability Weighted Expected Return Models (“PWERM”) and other techniques were used as determined appropriate. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. However, a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase (decrease) in the unobservable inputs. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.

Note 10 – Derivative Financial Instruments

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

Warrants

Warrants provide exposure and potential gains upon equity appreciation of the portfolio company’s equity value. A warrant has a limited life and expires on a certain date. As a warrant’s expiration date approaches, the time value of the warrant will decline. In addition, if the stock underlying the warrant declines in price, the intrinsic value of an “in the money” warrant will decline. Further, if the price of the stock underlying the warrant does not exceed the strike price of the warrant on the expiration date, the warrant will expire worthless. As a result, there is the potential for the entire value of an investment in a warrant to be lost. The Company’s volume of warrant investment activity is closely correlated to its primary senior secured loans to portfolio companies. For the three months ended March 31, 2023, the Company had realized losses of $1.2 million, and a net unrealized depreciation of $1.7 million from its investments in warrants. For the three months ended March 31, 2022, the Company had realized losses of $0.3 million and a net unrealized appreciation of $1.2 million from its investments in warrants. Realized gains(losses) from warrants are included in the respective control, affiliate, or non-control/non-affiliate Realized gain/(loss) on investments on the Statement of Operations. Net change in unrealized appreciation/(depreciation) from investments in warrants is included in the respective control, affiliate, or non-control/non-affiliate Net change in unrealized appreciation (depreciation) on investments on the Statement of Operations.

Counterparty risk exists from the potential failure of an issuer of warrants to settle its exercised warrants. The maximum risk of loss from counterparty risk is the fair value of the contracts and the purchase price of the warrants. The Company’s Board of Directors considers the effects of counterparty risk when determining the fair value of its investments in warrants.

Note 11 – Borrowings

The following table shows the Company's borrowings as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023				December 31, 2022
	Total Commitment	Principal	Deferred Debt Cost(1)	Carrying Value	Total Commitment	Principal	Deferred Debt Cost(1)	Carrying Value
Credit Facility	$500,000	$372,000	$(4,968)	$367,032	$425,000	$337,000	$(4,640)	$332,360
December 2026 Notes	70,000	70,000	(766)	69,234	70,000	70,000	(818)	69,182
July 2027 Notes	80,500	80,500	(2,251)	78,249	80,500	80,500	(2,380)	78,120
August 2027 Notes	20,000	20,000	(618)	19,382	20,000	20,000	(653)	19,347
December 2027 Notes	51,750	51,750	(1,724)	50,026	51,750	51,750	(1,802)	49,948
Total	$722,250	$594,250	$(10,327)	$583,923	$647,250	$559,250	$(10,293)	$548,957

(1) Net of accumulated amortization.

For the three months ended March 31, 2023 and 2022, the components of interest expense, amortization of deferred debt costs, and the unused fees on the Credit Facility (as defined below) on the Company's borrowings were as follows (dollars in thousands):

	Interest Expense	Amortization of Deferred Debt Costs	Unused Facility and Other Fees (1)	Total Interest and Other Debt Financing Expenses	Weighted Average Cost of Debt

Three Months Ended March 31, 2023
Credit Facility	$6,409	$394	$172	$6,975	8.37%
December 2026 Notes	744	52	—	796	4.55%
July 2027 Notes	1,509	129	—	1,638	8.14%
August 2027 Notes	350	35	—	385	7.70%
December 2027 Notes	1,035	91	—	1,126	8.71%
Total, 2023	$10,047	$701	$172	$10,920

Three Months Ended March 31, 2022
Credit Facility	$364	$118	$555	$1,037	9.96%
December 2026 Notes	508	34	—	542	4.54%
Total, 2022	$872	$152	$555	$1,579

(1)
Unused facility and other fees for the three months ended March 31, 2022 include supplemental fees of $0.2 million, which were incurred through the first half of 2022 and were nonrecurring in nature.

Credit Facility

On May 31, 2019, the Company entered into a Credit Agreement with KeyBank National Association, acting as administrative agent and syndication agent and the other lenders party thereto, which initially provided the Company with a $100.0 million commitment, subject to borrowing base requirements (as amended and restated from time to time, the “Credit Facility”). As of March 31, 2023, the Company had $500.0 million in total commitments available under the Credit Facility. The availability period under the Credit Facility expires on April 20, 2025 and is followed by a one-year amortization period. The stated maturity date under the Credit Facility is April 20, 2026, unless extended.

Borrowings under the Credit Facility bear interest on a per annum rate equal to the Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin rate that ranges from 2.95% to 3.35% per annum depending on the Company’s leverage ratio and number of eligible loans in the collateral pool. The Credit Facility provides for a variable advance rate of up to 65% on eligible term loans. The Company also pays an unused commitment fee that ranges from 0.25% to 1.00% per annum based on the total unused lender commitments under the Credit Facility.

The Credit Facility is collateralized by all eligible investment assets held by the Company. The Credit Facility contains representations and warranties and affirmative and negative covenants customary for secured financings of this type, including certain financial covenants such as a consolidated tangible net worth requirement and a required asset coverage ratio.

For the three months ended March 31, 2023, the weighted average outstanding principal balance was $333.2 million and the weighted average effective interest rate was 7.80%. For the three months ended March 31, 2022, the weighted average outstanding principal balance was $89.4 million and the weighted average effective interest rate was 3.91%.

December 2026 Notes

On December 10, 2021, the Company completed a private debt offering of $70.0 million in aggregate principal amount of 4.25% interest-bearing unsecured Series 2021A Senior Notes due 2026 (the “December 2026 Notes”) to institutional accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). The December 2026 Notes were issued in two closings, the initial issuance of $20.0 million December 2026 Notes closed on December 10, 2021 and the second and final issuance of $50.0 million closed on February 10, 2022.

The December 2026 Notes bear an interest rate of 4.25% per year and are due on December 10, 2026, unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the December 2026 Notes will be due semiannually in arrears on June 10 and December 10 of each year, commencing on June 10, 2022. The interest rate is subject to a 1.00% increase in the event that, subject to certain exceptions, the December 2026 Notes cease to have an investment grade rating or receive an investment grade rating below the Investment Grade (as defined in the note purchase agreement). The December 2026 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

Aggregate offering costs in connection with the December 2026 Notes issuance, including the underwriter’s discount and commissions, were $1.0 million, which were capitalized and deferred. As of March 31, 2023 and December 31, 2022, unamortized deferred debt costs related to the December 2026 Notes were $0.8 million and $0.8 million, respectively.

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

Aggregate offering costs in connection with the July 2027 Notes issuance, including the underwriter’s discount and commissions, were $2.6 million, which were capitalized and deferred. As of March 31, 2023 and December 31, 2022, unamortized deferred debt costs related to the July 2027 Notes were $2.3 million and $2.4 million, respectively.

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

Aggregate offering costs in connection with the August 2027 Notes issuance, including the underwriter’s discount and commissions, were $0.7 million, which were capitalized and deferred. As of March 31, 2023 and December 31, 2022, unamortized deferred debt costs related to the August 2027 Notes were $0.6 million and $0.7 million, respectively.

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

Aggregate offering costs in connection with the December 2027 Notes issuance, including the underwriter's discount and commissions, were $1.8 million, which were capitalized and deferred. As of March 31, 2023 and December 31, 2022, unamortized deferred debt costs related to the December 2027 Notes were $1.7 million and $1.8 million, respectively.

Note 12 – Financial Highlights

	Three Months Ended March 31,
	(In thousands, except share and per share data)
	2023	2022
	(Unaudited)	(Unaudited)
Per Share Data(1):
Net asset value at beginning of period	$14.22	$14.65
Net investment income(3)	0.45	0.30
Realized gain (loss)	(0.03)	(0.01)
Change in unrealized appreciation (depreciation)	(0.12)	(0.22)
Dividends	(0.45)	(0.27)
Offering costs	—	—
Accretion (dilution)(4)	—	—
Net asset value at end of period	$14.07	$14.45

Total return based on net asset value(2)	(1.05)%	(1.37)%
Weighted average shares outstanding for the period, basic	40,509,269	41,375,187
Ratio/Supplemental Data:
Net assets at end of period	$569,807	$597,466
Average net assets(5)	$583,731	$611,815
Ratio of net operating expenses to average net assets(6)(7)	12.25%	3.84%
Ratio of net increase (decrease) in net assets resulting from operations to average net assets(7)	10.71%	2.56%
Portfolio turnover rate(8)	1.15%	1.46%

(1)
Financial highlights are based on weighted-average shares outstanding.
(2)
Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.
(3)
Return from investment operations was 3.16% and 2.05% for the three months ended March 31, 2023 and 2022, respectively. Return from investment operations represents returns on net investment income from operations.
(4)
Return from accretion was 0.00% and 0.00% for the three months ended March 31, 2023 and 2022, respectively.
(5)
The annualized ratio of net investment income to average net assets was 15.07% and 8.93% for the three months ended March 31, 2023 and 2022, respectively.
(6)
The annualized ratio of net operating expenses excluding incentive fees, to average net assets was 11.46% and 3.62% for the three months ended March 31, 2023 and 2022, respectively.
(7)
Incentive fees are not annualized.
(8)
The portfolio turnover rate for the three months ended March 31, 2023 and 2022 equals the lesser of investment portfolio purchases or sales during the period, divided by the average investment portfolio value during the period. As such, portfolio turnover rate is not annualized.

Note 13 - Subsequent Events

The Company evaluated events subsequent to March 31, 2023 through May 9, 2023.

On April 11, 2023, Mustang Bio, Inc. prepaid its outstanding principal balance of $30.0 million on the senior secured loan.

On April 13, 2023, the Company issued the First Supplement to the Series 2021A Senior Notes governing the issuance of $25.00 million in aggregate principal amount of its 8.54% Series 2023A Notes due April 13, 2026 ("The April 2026 Notes"). The April 2026 Notes bear an interest rate of 8.54% per year and are due on April 13, 2026, unless redeemed, purchased, or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the April 2026 Notes will be due semiannually, beginning October 13, 2023.

On April 25, 2023, the Marley Spoon AG Loan and Security Agreement was amended to: (a) extend the amortization date to January 15, 2025, (b) extend the maturity date to June 15, 2026, (c) PIK all interest through September 15, 2023, (d) add a deferral fee of €592,093 due at the maturity date; and (e) allow for a reduction in the applicable margin based on principal repayment milestones.

On April 28, 2023, the Company funded an investment of $2.0 million to Intellisite Holdings, Inc. (dba Epic IO Technologies, Inc).

On May 2, 2023, the Board of Directors declared an ordinary distribution of $0.40 per share and a supplemental distribution of $0.05 per share for stockholders of record on May 15, 2023 payable on or before May 31, 2023.

On May 5, 2023, the Company funded an investment of $13.9 million to Kin Insurance, Inc.

On May 8, 2023, the investment to TRACON Pharmaceuticals, Inc. was terminated and all obligations under the contract were fully satisfied.

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
•
an economic downturn or recession, as well as the impairment or failure of financial institutions on both global and domestic scale, could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
•
such an economic downturn could disproportionately impact the companies that we intend to target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies;
•
a contraction of available credit and/or an inability to access the equity markets that could impair our lending and investment activities;
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
•
the effect of legal, tax, and regulatory changes; and
•
the other risks, uncertainties and other factors we identify under “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the "SEC") on March 2, 2023.

Although we believe the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this quarterly report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” in in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 2, 2023.

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

Overview

Runway Growth Finance Corp. ("we," "us," "our," or the "Company"), a Maryland corporation formed on August 31, 2015, is structured as an externally managed, non-diversified closed-end management investment company. On August 18, 2021, we changed our name to "Runway Growth Finance Corp." from "Runway Growth Credit Fund Inc." We are a specialty finance company focused on providing senior secured loans to high growth-potential companies in technology, life sciences, healthcare information and services, business services, select consumer services and products and other high-growth industries. Our goal is to create significant value for our stockholders and the entrepreneurs we support by providing high growth-potential companies with hybrid debt and equity financing that is more flexible than traditional credit and less dilutive than equity. Our investment objective is to maximize our total return to our stockholders primarily through current income on our loan portfolio, and secondarily through capital appreciation on our warrants and other equity positions. Our offices are in Chicago, Illinois; Menlo Park, California; San Diego, California; Dallas, Texas; and New York, New York.

We have elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the "1940 Act"). We have also elected to be treated as regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"), currently qualify, and intend to continue to qualify annually for treatment as a RIC. While we intend to qualify to be treated as a RIC annually, no assurance can be provided that we will be able to maintain our tax treatment as a RIC. If we fail to qualify for tax treatment as a RIC for any taxable year, we will be subject to U.S. federal income tax at corporate rates on any net taxable income for such year. As a BDC and a RIC, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source-of-income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our investment company taxable income and net tax-exempt interest.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will remain an emerging growth company until the last day of our fiscal year following the fifth anniversary of our IPO on October 25, 2021, or until the earliest of (i) the last day of the first fiscal year in which we have total annual gross revenue of $1.235 billion or more, (ii) December 31 of the fiscal year in which we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (together with the rules and regulations promulgated thereunder, the “Exchange Act”), (which would occur if the market value of our common stock held by non-affiliates exceeds $700.0 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months), or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period. For so long as we remain an emerging growth company under the JOBS Act, we will be subject to reduced public company reporting requirements.

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

Portfolio Composition and Investment Activity

Portfolio Composition

At March 31, 2023, we had investments in 49 portfolio companies, representing 26 companies in which we held loan and warrant investments, two companies in which we held loan investments and shares of common, preferred stock, or a combination with warrants, six companies in which we held a loan investment only, ten companies in which we held warrant investments only, and five companies in which we held shares of common or preferred stock only, or a combination with warrants. The following table shows the fair value of our investments, by asset class, as of March 31, 2023 (in thousands):

Investments	Cost	Fair Value	% of Total Portfolio
Portfolio Investments
Common Stocks	$8,715	$1,965	0.17%
Preferred Stocks	37,382	34,884	3.01
Senior Secured Term Loans	1,076,440	1,060,495	91.40
Second Lien Term Loans	13,853	13,707	1.18
Warrants	18,325	14,291	1.23
Total Portfolio Investments	1,154,715	1,125,342	96.99

U.S. Treasury Bill	34,978	34,974	3.01
Total Investments	$1,189,693	$1,160,316	100.00%

At December 31, 2022, we had investments in 49 portfolio companies, representing 28 companies in which we held loan and warrant investments, one companies in which we held loan investments and shares of common, preferred stock, or a combination with warrants, six companies in which we held a loan investment only, nine companies in which we held warrant investments only, and five companies in which we held shares of common or preferred stock only, or a combination with warrants. The following table shows the fair value of our investments, by asset class, as of December 31, 2022 (in thousands):

Investments	Cost	Fair Value	% of Total Portfolio
Portfolio Investments
Common Stocks	$8,715	$3,097	0.27%
Preferred Stocks	12,382	12,682	1.13
Senior Secured Term Loans	1,096,724	1,080,121	95.90
Second Lien Term Loans	13,654	13,654	1.21
Warrants	19,127	16,755	1.49
Total Portfolio Investments	1,150,602	1,126,309	100.00

U.S. Treasury Bill	—	—	—
Total Investments	$1,150,602	$1,126,309	100.00%

For the three months ended March 31, 2023, our debt investment portfolio had a dollar-weighted annualized yield of 15.24%. For the three months ended March 31, 2022, our debt investment portfolio had a dollar-weighted annualized yield of 12.15%. We calculate the yield on dollar-weighted debt investments for any period measured as (1) total related investment income during the period divided by (2) the daily average of the fair value of debt investments outstanding during the period. As of March 31, 2023, our debt investments had a dollar-weighted average outstanding term of 56 months at origination and a dollar-weighted average remaining term of 42 months, or approximately 3.5 years. As of March 31, 2023, substantially all of our debt investments had an original committed principal amount of between $6.0 million and $85.0 million, repayment terms of between 37 months and 82 months and pay cash interest at annual interest rates of between 5.94% and 16.29%.

The following table shows our dollar-weighted annualized yield by investment type for the three months ended March 31, 2023 and 2022:

	Fair Value(1)		Cost(2)
	Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022
Investment type:
Debt investments	15.24%	12.15%	14.99%	12.03%
Equity interest	3.18%	3.36%	2.71%	3.91%
All investments	14.78%	11.54%	14.45%	11.55%

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

Investment Activity

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments as well as repayments and sales of existing investments. During the three months ended March 31, 2023, the Company did not fund any new portfolio companies and funded $12.9 million in five existing portfolio companies, net of upfront loan origination fees. The Company also received $10.2 million in loan repayments from two portfolio companies. There were no proceeds from the termination of warrants, sale of preferred stock, and sale of common stock. During the three months ended March 31, 2022, the Company funded $42.1 million in two new portfolio companies and $40.7 million in four existing portfolio companies, net of upfront loan origination fees. The Company also received $7.6 million in loan repayments from one portfolio company and $0.3 million in proceeds from the termination of warrants.

Portfolio Reconciliation

The following is a reconciliation of our investment portfolio, including U.S. Treasury Bills, for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Beginning Investment Portfolio	$1,126,309	$729,516
Purchases of Investments	12,871	85,520
Purchases of U.S. Treasury Bills	34,974	-
PIK interest	3,755	1,337
Sales or Repayments of Investments	(10,192)	(9,878)
Scheduled Principal Payments of Investments	(4,007)	(424)
Sales and Maturities of U.S. Treasury Bills(1)	-	(45,000)
Realized Gain (Loss) on Investments	(1,178)	(371)
Net Change in Unrealized Appreciation (Depreciation) on Investments	(5,084)	(9,235)
Amortization of Fixed Income Premiums or Accretion of Discounts	2,868	2,825
Ending Investment Portfolio	$1,160,316	$754,290

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

The following table shows the investment ratings of our debt investments at fair value as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023 (Unaudited)			December 31, 2022
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	0
2	963,556	83.0	28	1,006,247	89.3	30
3	99,033	8.5	5	78,238	7.0	4
4	—	—	—	—	—	0
5	11,613	1.0	1	9,290	0.8	1
	$1,074,202	92.6%	34	$1,093,775	97.1%	35

During 2023 and 2022, the global COVID-19 pandemic has had limited impact on the investment ratings of our debt investments, taken as a whole. However, the ongoing impact of the global COVID-19 pandemic, along with the increasing levels of inflation impacting the U.S. economy, U.S. Federal Reserve Bank monetary policy actions, and global political events and their impact on the U.S. capital markets and economy is uncertain and we can make no assurances that the pandemic or other current events will not have a negative impact on our investment portfolio in the future.

Loans and Debt Securities on Non-Accrual Status

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of March 31, 2023, and December 31, 2022, we have not written off any accrued and uncollected PIK interest. As of March 31, 2023, we had one loan to Pivot3, Inc. on non-accrual status. The loan, with a cost basis of $19.2 million and a fair value of $11.6 million, represents 1.00% of the total investment portfolio. From being placed on non-accrual status through March 31, 2023, cumulative interest of $4.3 million would be receivable and $0.3 million OID would be accreted into the cost basis, for a total of $4.6 million not recorded in interest income from control investments on the Statement of Operations. As of December 31, 2022, we had one loan to Pivot3, Inc. on non-accrual status. The loan, with a cost basis of $19.2 million and a fair market value of $9.3 million, represents 0.8% of the total investment portfolio. From being placed on non-accrual status through December 31, 2022, cumulative interest of $3.6 million would be payable and $0.3 million OID would be accreted into the cost basis, for a total of $3.9 million not recorded in interest income from control investments on the Statement of Operations.

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

The following table is a comparison of the results of our operations for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,
	2023		2022
	Total	Per Share(1)	Total	Per Share(1)
Investment income
Interest and dividend income	$39,265	$0.97	$18,841	$0.46
Other income	45	—	391	0.01
Total investment income	39,310	0.97	19,232	0.46
Operating expenses
Management fees	3,959	0.10	2,560	0.06
Incentive fees	4,563	0.11	1,344	0.03
Interest and other debt financing expenses	10,920	0.27	1,579	0.04
Professional fees	533	0.01	394	0.01
Overhead allocation expense	345	0.01	237	0.01
Insurance expense	268	0.01	269	0.01
Administration fee	162	—	169	—
Directors' fees	84	—	89	—
Tax expense	50	—	—	—
Other expenses	180	—	132	—
Total operating expenses	21,064	0.52	6,773	0.16
Net investment income	18,246	0.45	12,459	0.30
Realized gain (loss) on investments	(1,178)	(0.03)	(371)	(0.01)
Net change in unrealized appreciation (depreciation) on investments	(5,084)	(0.13)	(9,235)	(0.22)
Net increase (decrease) in net assets resulting from operations	$11,984	$0.30	$2,853	$0.07

(1)
The basic per share figures noted above are based on weighted averages of 40,509,269 and 41,375,187 shares outstanding for the three months ended March 31, 2023 and 2022, respectively.

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

We generate revenue in the form of interest on the debt securities that we hold and distributions and capital gains on other interests that we acquire in our portfolio companies. We expect that the debt we invest in will generally have stated terms of 36 to 60 months. Interest on debt securities is generally payable quarterly or semiannually, primarily based on a floating rate index, and subject to certain floors determined by market rates at the time the investment is made. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Any original issue discount ("OID") or market discount or premium will be capitalized, and we will accrete or amortize such amounts as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

Non-recurring income included in investment income are unamortized original issue discounts recorded as interest income. Other non-recurring income consisting of early prepayment fees, amendment fees, legal fees, and reimbursable income are recorded as fee income when earned. Any other fee income for services rendered, if any, are recorded as other income when earned.

Investment income for the three months ended March 31, 2023 and 2022 was $39.3 million and $19.2 million, respectively, and includes non-recurring income of $0.6 million and $0.8 million, respectively. The increase in investment income for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to interest income and driven by our deployment of capital, increased invested balance, and increased market interest rates.

Operating Expenses

Our primary operating expenses include the payment of fees to RGC under the Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement, professional fees, and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, including those relating to:

•
our pro-rata portion of fees and expenses related an initial public offering in connection with a Spin-Off transaction (as defined below);
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

Operating expenses for the three months ended March 31, 2023 and 2022 were $21.1 million and $6.8 million, respectively. Operating expenses increased for the three months ended March 31, 2023 from the three months ended March 31, 2022 primarily due to an increase in incentive fees, management fees, debt financing fees, and interest expense. Operating expenses for the three months ended March 31, 2023 and 2022 were $0.52 and $0.16 per share, respectively.

Incentive Fees

Incentive fees for the three months ended March 31, 2023 and 2022 were $4.6 million and $1.3 million, respectively. Incentive fees increased for the three months ended March 31, 2023 from the three months ended March 31, 2022 primarily due to an increase in net investment income. For the three months ended March 31, 2023, $3.5 million of the incentive fees were earned, payable in cash, and $1.1 million were deferred and accrued. For the three months ended March 31, 2022, $1.1 million of the incentive fees were earned, payable in cash, and $0.3 million were deferred and accrued. Incentive fees related to PIK or deferred interest are accrued and payment is deferred until such interest is collected in cash. Incentive fees for the three months ended March 31, 2023 and 2022 were $0.11 and $0.03 per share, respectively.

Net Investment Income

Net investment income for the three months ended March 31, 2023 and 2022 was $18.2 million and $12.5 million, respectively. Net investment income increased for the three months ended March 31, 2023 from the three months ended March 31, 2022 was primarily due to rising interest rates. Net investment income for the three months ended March 31, 2023 and 2022 was $0.45 and $0.30 per share, respectively.

Net Realized Gain (Loss) on Investments

The net realized loss on investments of $1.2 million for the three months ended March 31, 2023 was due to a loss of our investments in the warrants of CareCloud, Inc. and Gynesonics, Inc. The net realized loss on investments of $0.4 million for the three months ended March 31, 2022 was primarily due to the loss on a portion of our investment in the preferred stock and warrants of CareCloud, Inc., partially offset by the gain on our investment in the warrants of CrossRoads Extremity Systems, LLC.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Net change in unrealized depreciation on investments of $5.1 million for the three months ended March 31, 2023 was primarily due to decreases in the fair value of our senior secured loan to Gynesonics, Inc. and preferred stock in Gynesonics, Inc., partially offset by an increase in the fair value of our senior secured loan to Pivot3, Inc. The net change in unrealized depreciation on investments of $9.2 million for the three months ended March 31, 2022 was primarily due to decreases in the fair value of our investment in the common stock of Brilliant Earth Group, Inc. and preferred stock in CareCloud, Inc.

Net Increase (Decrease) in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of $12.0 million for the three months ended March 31, 2023, as compared to a net increase in net assets resulting from operations of $2.9 million for the three months ended March 31, 2022. The net increase in net assets resulting from operations for the three months ended March 31, 2023 from the three months ended March 31, 2022 was primarily due to an increase in net investment income arising from increased interest rates offset by an increase in debt financing fees and interest expense for the three months ended March 31, 2023.

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

As of March 31, 2023 and December 31, 2022, our asset coverage ratio was 196.0% and 203.0%, respectively.

During the three months ended March 31, 2023, cash and cash equivalents decreased to $3.3 million from $5.8 million as of December 31, 2022. This decrease was primarily the result of repayment of borrowings under the Credit Facility.

Equity Activity

We have the authority to issue 100,000,000 shares of common stock, $0.01 par value per share.

The shares of common stock issued, the price per share and the proceeds raised, from inception through March 31, 2023 are detailed in the following table (in thousands, except for share and per share data):

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

Stock Repurchase Plans

On February 24, 2022, the Board of Directors approved the Repurchase Program under which the Company may repurchase up to $25.0 million of its outstanding common stock. Under the Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. The Repurchase Program was not renewed by the Board of Directors, and expired on February 24, 2023.

The following table provides information relating to repurchases of our common stock since inception of the Repurchase Program through March 31, 2023:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Approximate Dollar Value of Shares That Have Been Purchased Under the Plan (in thousands)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan (in thousands)
Quarter ended March 31, 2022	31,782	$12.88	$409	$24,591
Quarter ended June 30, 2022	381,710	12.76	4,870	19,721
Quarter ended September 30, 2022	331,264	12.14	4,023	15,698
Quarter ended December 31, 2022	126,589	11.96	1,514	14,184
Quarter ended March 31, 2023	—	—	—	—
Total	871,345		$10,816

Contractual Obligations

As of March 31, 2023, the Company had $302.7 million in unfunded loan commitments to provide debt financing to its portfolio companies. The availability of such unfunded loan commitments is subject to the specific terms and conditions of each contract, which may include, among other things, portfolio company performance requirements and time-based cancellation provisions. As a result, only a portion of unfunded commitments is currently eligible to be drawn. We believe that our available cash balances and availability under the Credit Facility, provides sufficient funds to cover our unfunded commitments as of March 31, 2023. Refer to “Note 11 – Borrowings” to our financial statements in Part I, Item 1 of this Form 10‑Q for more information on the Company's borrowings.

The following table provides a summary of unfunded loan commitments by portfolio company as of March 31, 2023 (in thousands):

Portfolio Company	Investment Type	March 31, 2023
3PL Central LLC (dba Extensiv)	Senior Secured Term Loan	$12,000
Brivo, Inc.	Senior Secured Term Loan	12,000
CloudPay, Inc.	Senior Secured Term Loan	15,000
Dtex Systems, Inc.	Senior Secured Term Loan	15,000
EBR Systems, Inc.	Senior Secured Term Loan	30,000
Intellisite Holdings, Inc. (dba Epic IO Technologies, Inc.)	Senior Secured Term Loan	2,000
Interactions Corporation	Senior Secured Term Loan	10,000
Kin Insurance, Inc.	Senior Secured Term Loan	25,000
Madison Reed, Inc.	Senior Secured Term Loan	2,400
Moximed, Inc.	Senior Secured Term Loan	15,000
Nalu Medical, Inc.	Senior Secured Term Loan	25,000
Revelle Aesthetics, Inc.	Senior Secured Term Loan	12,500
Route 92 Medical, Inc.	Senior Secured Term Loan	41,564
SetPoint Medical Corporation	Senior Secured Term Loan	40,000
Skillshare, Inc.	Senior Secured Term Loan	15,000
Snagajob.com, Inc.	Senior Secured Term Loan	6,785
Synack, Inc.	Senior Secured Term Loan	23,480
Total unused commitments to extend financing		$302,729

	Payments Due by Period
	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 Years
Credit Facility	$372,000	$—	$—	$372,000	$—
2026 Notes	70,000	—	—	70,000	—
2027 Notes	152,250	—	—	152,250	—
Total	$594,250	$—	$—	$594,250	$—

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

During the three months ended March 31, 2023, we declared and paid dividends in the amount of $18.2 million, of which $17.5 million was distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s Dividend Reinvestment Plan. During the year ended December 31, 2022, we declared and paid dividends in the amount of $51.6 million, of which $40.7 million was distributed in cash and the remainder distributed in shares to stockholders pursuant to our Dividend Reinvestment Plan.

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. The following table shows the dividends per share declared since our formation through March 31, 2023.

Declaration Date	Record Date	Payment Date	Amount per Share
May 3, 2018	May 15, 2018	May 31, 2018	$0.15
July 26, 2018	August 15, 2018	August 31, 2018	$0.25
November 1, 2018	October 31, 2018	November 15, 2018	$0.35
March 22, 2019	March 22, 2019	March 26, 2019	$0.40
May 2, 2019	May 7, 2019	May 21, 2019	$0.45
May 2, 2019	May 31, 2019	July 16, 2019	$0.46
July 30, 2019	August 5, 2019	August 26, 2019	$0.45
September 27, 2019	September 30, 2019	November 12, 2019	$0.04
December 9, 2019	December 10, 2019	December 23, 2019	$0.40
March 5, 2020	March 6, 2020	March 20, 2020	$0.40
May 7, 2020	May 8, 2020	May 21, 2020	$0.35
August 5, 2020	August 6, 2020	August 20, 2020	$0.36
October 1, 2020	October 1, 2020	November 12, 2020	$0.38
March 4, 2021	March 5, 2021	March 19, 2021	$0.37
April 29, 2021	April 30, 2021	May 13, 2021	$0.37
July 19, 2021	July 20, 2021	August 12, 2021	$0.34
October 28, 2021	November 8, 2021	November 22, 2021	$0.25
February 24, 2022	March 8, 2022	March 22, 2022	$0.27
April 28, 2022	May 10, 2022	May 24, 2022	$0.30
July 28, 2022	August 9, 2022	August 23, 2022	$0.33
October 27, 2022	November 8, 2022	November 22, 2022	$0.36
February 23, 2023	March 7, 2023	March 21, 2023	$0.45

Critical Accounting Policies

Basis of Presentation

The preparation of the financial statements and related disclosures in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reports. Actual results could materially differ from those estimates. We believe that our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, include the valuation of investments and our election to be treated, and intent to qualify annually, as a RIC. Refer to “Note 2 — Summary of Significant Accounting Policies” to our financial statements in Part I, Item 1 of this Form 10‑Q, which describes our critical accounting policies and recently adopted accounting pronouncements not yet required to be adopted by us.

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

Investment Valuation Techniques

Debt Investments: To determine the fair value of our debt investments, we compare the cost basis of the debt investment, which includes original issue discount, to the resulting fair value determined using a discounted cash flow model, unless another model is more appropriate based on the circumstances at the measurement date. The discounted cash flow approach entails analyzing the interest rate spreads for recently completed financing transactions that are similar in nature to our investments, in order to determine a comparable range of effective market interest rates for our investments. The range of interest rate spreads utilized is based on borrowers with similar credit profiles. All remaining expected cash flows of the investment are discounted using this range of interest rates to determine a range of fair values for the debt investment.

This valuation process includes, among other things, evaluating the underlying investment performance, the portfolio company’s current financial condition and ability to raise additional capital, as well as macro-economic events that may impact valuations. These events include, but are not limited to, current market yields and interest rate spreads of similar securities as of the measurement date. Significant increases or decreases in these unobservable inputs could result in a significantly higher or lower fair value measurement; however, a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase (decrease) in these unobservable inputs; however, a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase (decrease) in these unobservable inputs.

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
•
Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on comparable publicly traded companies within indices similar in nature to the underlying company issuing the warrant. Significant increases (decreases) in this unobservable input could result in a significantly lower (higher) fair value, but a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase (decrease) in this unobservable input.
•
The risk-free interest rates are derived from the U.S. Treasury yield curve. The risk-free interest rates are calculated based on a weighted average of the risk-free interest rates that correspond closest to the expected remaining life of the warrant. Significant increases (decreases) in this unobservable input could result in a significantly higher (lower) fair value, but a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase (decrease) in this unobservable input.
•
Other adjustments, including a marketability discount on private company warrants, are estimated based on our judgment about the general industry environment. Significant increases (decreases) in this unobservable input could result in a significantly lower (higher) fair value, but a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase (decrease) in this unobservable input.
•
Historical portfolio experience on cancellations and exercises of warrants are utilized as the basis for determining the estimated life of the warrants in each financial reporting period. Warrants may be exercised in the event of acquisitions, mergers or IPOs, and cancelled due to events such as bankruptcies, restructuring activities or additional financings. These events cause the expected remaining life assumption to be shorter than the contractual term of the warrants. Significant increases (decreases) in this unobservable input could result in a significantly higher (lower) fair value, but a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase (decrease) in this unobservable input.

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

Equity Investments: The fair value of an equity investment in a privately held company is initially the face value of the amount invested. We adjust the fair value of equity investments in private companies upon the completion of a new third-party round of equity financing subsequent to our investment. We may make adjustments to fair value, absent a new equity financing event, based upon positive or negative changes in a portfolio company’s financial or operational performance. We may also reference comparable transactions and/or secondary market transactions in connection with our determination of fair value. The fair value of an equity investment in a publicly traded company is based upon the closing public share price on the date of measurement. These assets are recorded at fair value on a recurring basis. These valuation methodologies involve a significant degree of judgment. There is no single standard for determining the fair value of investments that do not have an active public market. Valuations of privately held investments are inherently uncertain, as they are based on estimates, and their values may fluctuate over time. The determination of fair value may differ materially from the values that would have been used if an active market for these investments existed. In some cases, the fair value of such investments is best expressed as a range of values derived utilizing different methodologies from which a fair value may then be determined.

Fair Value of Investments

The Company’s assets measured at fair value on a recurring basis subject to the requirements of ASC Topic 820 at March 31, 2023 and December 31, 2022 were as follows (in thousands):

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Preferred Stock	$12,785	$—	$22,099	$34,884
Common Stock	1,044	—	921	1,965
Senior Secured Term Loans	—	—	1,060,495	1,060,495
Second Lien Term Loans	—	—	13,707	13,707
Warrants	—	79	14,212	14,291
Total Portfolio Investments	13,829	79	1,111,434	1,125,342
U.S. Treasury Bill	34,974	—	—	34,974
Total Investments	$48,803	$79	$1,111,434	$1,160,316

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Preferred Stock	$12,335	$—	$347	$12,682
Common Stock	501	1,422	1,174	3,097
Senior Secured Term Loans	—	—	1,080,121	1,080,121
Second Lien Term Loans	—	—	13,654	13,654
Warrants	—	105	16,650	16,755
Total Portfolio Investments	12,836	1,527	1,111,946	1,126,309
U.S. Treasury Bill	—	—	—	—
Total Investments	$12,836	$1,527	$1,111,946	$1,126,309

Fair Value of Financial Instruments

In accordance with ASC Topic 820 — Fair Value Measurements and Disclosures (“ASC Topic 820”), we evaluate fair value of our financial instruments. With the exception of the Company's borrowings, which are reported at cost, all assets and liabilities approximate fair value on the Statements of Assets and Liabilities due to their short maturity.

The fair value of our Credit Facility, December 2026 Notes, July 2027 Notes, August 2027 Notes, and December 2027 Notes (as defined in "Note 11 - Borrowings") is estimated using the relative market yield approach. The fair value of our Credit Facility, December 2026 Notes and August 2027 Notes are estimated using Level 3 inputs by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date. The fair value of our July 2027 Notes and December 2027 Notes is based on vendor pricing received, which is considered a Level 2 input, and reflects the market close price of the notes traded on the Nasdaq Global Select Market LLC under the symbol "RWAYL" and "RWAYZ", respectively.

As of both March 31, 2023, and December 31, 2022, the carrying value of the Credit Facility, July 2027 Notes, August 2027 Notes, and December 2027 Notes approximates fair value. As of March 31, 2023, the fair value of the December 2026 Notes was approximately $55.1 million and the carrying value was approximately $69.2 million, net of unamortized deferred debt costs of $0.8 million. As of December 31, 2022, the fair value of the December 2026 Notes was approximately $57.0 million and the carrying value was approximately $69.2 million, net of unamortized deferred debt costs of $0.8 million.

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

Management and Incentive Fees

We accrue for base management fees and incentive fees. The accrual for incentive fees includes the recognition of incentive fees on unrealized capital gains, even though such incentive fees are neither earned nor payable to RGC until the gains are both realized and in excess of unrealized depreciation on investments. Refer to “Note 8 –Related Party Agreements and Transactions” to our financial statements in Part I, Item 1 of this Form 10‑Q for more information on the Advisory Agreement and the fee structure thereunder.

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

Recent Developments

We evaluated events subsequent to March 31, 2023 through May 9, 2023.

On April 11, 2023, Mustang Bio, Inc. prepaid its outstanding principal balance of $30.0 million on the senior secured loan.

On April 13, 2023, we issued the First Supplement to the Series 2021A Senior Notes governing the issuance of $25.00 million in aggregate principal amount of its 8.54% Series 2023A Notes due April 13, 2026 ("The April 2026 Notes"). The April 2026 Notes bear an interest rate of 8.54% per year and are due on April 13, 2026, unless redeemed, purchased, or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the April 2026 Notes will be due semiannually, beginning October 13, 2023.

On April 25, 2023, the Marley Spoon AG loan and security agreement was amended to: (a) extend the amortization date to January 15, 2025, (b) extend the maturity date to June 15, 2026, (c) PIK all interest through September 15, 2023, (d) add a deferral fee of €592,093 due at the maturity date; and (e) allow for a reduction in the applicable margin based on principal repayment milestones.

On April 28, 2023, we funded an investment of $2.0 million to Intellisite Holdings, Inc. (dba Epic IO Technologies, Inc).

On May 2, 2023, the Board of Directors declared an ordinary distribution of $0.40 per share and a supplemental distribution of $0.05 per share for stockholders of record on May 15, 2023 payable on or before May 31, 2023.

On May 5, 2023, we funded an investment of $13.9 million to Kin Insurance, Inc.

On May 8, 2023, the investment to TRACON Pharmaceuticals, Inc. was terminated and all obligations under the contract were fully satisfied.

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

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, and cash and cash equivalents. Changes in interest rates can also affect our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including SOFR and Prime rates. Increasing interest rates could have the effect of increasing our total investment income once interest rates increase above contractual interest rates floors to which our portfolio companies are subject. Conversely, we would expect the cost of our floating rate Credit Facility and unsecured notes to increase as well, offsetting the positive effect on our net interest income.

As of March 31, 2023, 100%, or $1.1 billion, of our debt portfolio investments bore interest at variable rates, consisting of approximately 68% based on SOFR and 32% based on Prime. As a policy, any interest above the cash cap, if applicable, as determined on an individual loan basis will accrue to principal and be treated as PIK interest. A hypothetical 200 basis point increase (decrease) in the interest rates on our variable-rate debt investments could increase our investment income by a maximum of $20.9 million and decrease our investment income by a maximum of $20.1 million, due to certain floors, on an annual basis.

Our debt borrowings under the Credit Facility bear interest at a floating rate, all other outstanding debt borrowings bear interest at a fixed rate. Borrowings under the Credit Facility bear interest on a per annum basis equal to the SOFR plus an applicable margin rate that ranges from 2.95% to 3.35% per annum depending on the Company's leverage ratio and number of eligible loans in the collateral pool. For additional information regarding the interest rate associated with each of our debt borrowings, refer to "Note 11 -Borrowings" to our financial statements in Part I, Item 1 of this Form 10-Q.

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

In addition, any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved, and may be exacerbated by the COVID-19 pandemic on foreign financial markets.

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

Item 1A. Risk Factors.

You should carefully consider the risks described below and all other information contained in this quarterly report on Form 10-Q, including our interim financial statements and the related notes thereto, before making a decision to purchase our securities. The risks and uncertainties described below are not the only ones we may face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, you may lose all or part of your investment. Other than as set forth below, there have been no material changes known to us during the period ended March 31, 2023 to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 2, 2023.

Our business and our portfolio companies may be susceptible to economic slowdowns or recessions and to risks related to bank impairments or failures

Many of the portfolio companies in which we have invested or expect to make investments are likely to be susceptible to economic slowdowns or recessions and may be unable to repay our loans during such periods. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm business, financial condition, operating results and prospects. In March 2023, the Federal Deposit Insurance Corporation (“FDIC”) took control of Silicon Valley Bank and Signature Bank and subsequently in May 2023 of First Republic Bank due to liquidity concerns and concerns that have arisen regarding the stability of other banks and financial institutions. Also, the impairment or failure of one or more banks with whom the Company, its portfolio companies, and/or the Adviser transact may inhibit the ability of the Company or its portfolio companies to access depository accounts. In such cases, we may be forced to delay or forgo investments, resulting in lower performance. In the event of such a failure of a banking institution where we or one or more of our portfolio companies holds depository accounts, access to such accounts could be restricted and FDIC protection may not be available for balances in excess of amounts insured by the FDIC. In such instances, we and our affected portfolio companies would not recover such excess, uninsured amounts. To the extent that we or the portfolio companies are impacted, the ability to access existing cash, cash equivalents and investments, or to access existing or enter into new banking arrangements or facilities to service our portfolio companies, may be threatened. We had no depository relationships with Silicon Valley Bank, Signature Bank, or First Republic Bank, nor did we participate in any credit facilities that were agented by or included these banks as lenders. A number of our portfolio companies had operating relationships with these banks and may have experienced operational disruptions, all of which have since been resolved.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than pursuant to our Dividend Reinvestment Plan, and except as previously reported by us on our current reports on Form 8‑K, we did not sell any securities during the period covered by this Form 10‑Q that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement (1)

3.2	Articles of Amendment (2)

3.3	Second Amended and Restated Bylaws (2)

4.1	First Supplement to Note Purchase Agreement by and between the Company and the purchaser party thereto, dated April 13, 2023(3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a‑14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a‑14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

(1)
Previously filed as an exhibit to the Registrant’s Current Report on Form 8‑K filed with the SEC on December 19, 2016.
(2)
Previously filed as an exhibit to the Registrant’s Current Report on Form 8‑K filed with the SEC on August 19, 2021.
(3)
Previously filed as an exhibit to the Registrant’s Current Report on Form 8‑K filed with the SEC on April 14, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUNWAY GROWTH FINANCE CORP.
Date: May 9, 2023
	By:	/s/ R. David Spreng
R. David Spreng
President, Chief Executive Officer and Chairman of the Board of Directors

Date: May 9, 2023	By:	/s/ Thomas B. Raterman
Thomas B. Raterman
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)