Form 10-Q
period 2023-06-30
Runway Growth Finance Corp.
filed 2023-08-08
CIK 1653384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The issuer had 40,509,269 shares of common stock, $0.01 par value per share, outstanding as of August 8, 2023.

RUNWAY GROWTH FINANCE CORP.

FORM 10‑Q FOR THE QUARTER ENDED June 30, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RUNWAY GROWTH FINANCE CORP.

Statements of Assets and Liabilities

(In thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Investments at fair value:
Non-control/non-affiliate investments at fair value (cost of $1,048,488 and $1,126,879, respectively)	$1,036,661	$1,114,935
Affiliate investments at fair value (cost of $55,603 and $4,551, respectively)	47,047	2,084
Control investments at fair value (cost of $17,963 and $19,172, respectively)	11,613	9,290
Total investments at fair value (cost of $1,122,054 and $1,150,602, respectively)	1,095,321	1,126,309
Cash and cash equivalents	37,740	5,761
Interest and fees receivable	8,110	8,766
Other assets	470	930
Total assets	1,141,641	1,141,766
Liabilities
Debt:
Credit facility	310,000	337,000
2026 Notes	95,000	70,000
2027 Notes	152,250	152,250
Unamortized deferred debt costs	(9,977)	(10,293)
Total debt, less unamortized deferred debt costs	547,273	548,957
Incentive fees payable	10,817	8,808
Interest payable	8,291	6,221
Accrued expenses and other liabilities	1,362	1,728
Total liabilities	567,743	565,714
Commitments and contingencies (Note 8)
Net assets
Common stock, par value	414	414
Additional paid-in capital	605,774	605,774
Distributable earnings (losses)	(21,474)	(19,320)
Treasury stock	(10,816)	(10,816)
Total net assets	$573,898	$576,052

Shares of common stock outstanding ($0.01 par value, 100,000,000 shares authorized)	40,509,269	40,509,269
Net asset value per share	$14.17	$14.22

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Investment income
From non-control/non-affiliate investments:
Interest income	$33,818	$19,849	$68,671	$36,385
Payment in-kind interest income	6,425	1,043	10,221	2,049
Dividend income	319	318	643	703
Fee income	615	523	660	914
From affiliate investments:
Interest income	593	5	885	5
Payment in-kind interest income	—	7	—	97
Fee income	—	8	—	8
From control investments:
Interest income	—	618	—	1,112
Payment in-kind interest income	—	2,654	—	2,984
Other income	125	—	125	—
Total investment income	41,895	25,025	81,205	44,257
Operating expenses
Management fees	4,337	2,862	8,296	5,422
Incentive fees	4,920	3,621	9,483	4,965
Interest and other debt financing expenses	11,410	2,336	22,330	3,915
Professional fees	475	813	1,008	1,195
Administration agreement expenses	615	426	1,198	872
Insurance expense	268	269	536	538
Tax expense	—	1	50	1
Other expenses	194	218	382	411
Total operating expenses	22,219	10,546	43,283	17,319
Net investment income	19,676	14,479	37,922	26,938
Net realized and net change in unrealized gain (loss) on investments
Net realized gain (loss) on non-control/non-affiliate investments	—	903	(1,178)	532
Net realized gain (loss) on investments	—	903	(1,178)	532
Net change in unrealized gain (loss) on non-control/non-affiliate investments	1,538	(8,164)	117	(12,318)
Net change in unrealized gain (loss) on affiliate investments	(103)	(42)	(6,089)	(3,208)
Net change in unrealized gain (loss) on control investments	1,209	(7,993)	3,532	(9,908)
Net change in unrealized gain (loss) on investments	2,644	(16,199)	(2,440)	(25,434)
Net realized and unrealized gain (loss) on investments	2,644	(15,296)	(3,618)	(24,902)
Net increase (decrease) in net assets resulting from operations	$22,320	$(817)	$34,304	$2,036
Net investment income per common share (basic and diluted)	$0.49	$0.35	$0.94	$0.65
Net increase (decrease) in net assets resulting from operations per common share (basic and diluted)	$0.55	$(0.02)	$0.85	$0.05
Weighted average shares outstanding (basic and diluted)	40,509,269	41,215,664	40,509,269	41,294,985

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Statements of Changes in Net Assets

(Unaudited)

(In thousands, except share and per share data)

	Common Stock			Paid-in Capital	Accumulated
For the Three Months Ended June 30, 2023	Shares (1)	Amount	Treasury Stock	in Excess of Par Value	Undistributed Earnings (Losses)	Total Net Assets
Balances at March 31, 2023	40,509,269	$414	$(10,816)	$605,774	$(25,565)	$569,807
Net increase in net assets resulting from operations	—	—	—	—	22,320	22,320
Issuance of common stock	—	—	—	—	—	—
Reinvestment of dividends	—	—	—	—	—	—
Acquisition of treasury shares	—	—	—	—	—	—
Refunds (payments) of offering costs	—	—	—	—	—	—
Dividends paid to stockholders	—	—	—	—	(18,229)	(18,229)
Balances at June 30, 2023	40,509,269	$414	$(10,816)	$605,774	$(21,474)	$573,898

	Common Stock			Paid-in Capital	Accumulated
For the Six Months Ended June 30, 2023	Shares (1)	Amount	Treasury Stock	in Excess of Par Value	Undistributed Earnings (Losses)	Total Net Assets
Balances at December 31, 2022	40,509,269	$414	$(10,816)	$605,774	$(19,320)	$576,052
Net increase in net assets resulting from operations	—	—	—	—	34,304	34,304
Issuance of common stock	—	—	—	—	—	—
Reinvestment of dividends	—	—	—	—	—	—
Acquisition of treasury shares	—	—	—	—	—	—
Refunds (payments) of offering costs	—	—	—	—	—	—
Dividends paid to stockholders	—	—	—	—	(36,458)	(36,458)
Balances at June 30, 2023	40,509,269	$414	$(10,816)	$605,774	$(21,474)	$573,898

(1)	Number of shares is shown net of treasury stock repurchases of 871,345 shares.

	Common Stock			Paid-in Capital	Accumulated
For the Three Months Ended June 30, 2022	Shares (1)	Amount	Treasury Stock	in Excess of Par Value	Undistributed Earnings (Losses)	Total Net Assets
Balances at March 31, 2022	41,348,832	414	(409)	606,048	(8,587)	$597,466
Net decrease in net assets resulting from operations	—	—	—	—	(817)	(817)
Issuance of common stock	—	—	—	—	—	—
Reinvestment of dividends	—	—	—	—	—	—
Acquisition of treasury shares	(381,710)	—	(4,870)	—	—	(4,870)
Refunds (payments) of offering costs	—	—	—	16	—	16
Dividends paid to stockholders	—	—	—	—	(12,382)	(12,382)
Balances at June 30, 2022	40,967,122	$414	$(5,279)	$606,064	$(21,786)	$579,413

	Common Stock			Paid-in Capital	Accumulated
For the Six Months Ended June 30, 2022	Shares (1)	Amount	Treasury Stock	in Excess of Par Value	Undistributed Earnings (Losses)	Total Net Assets
Balances at December 31, 2021	41,380,614	$414	$—	$606,048	$(267)	$606,195
Net increase in net assets resulting from operations	—	—	—	—	2,036	2,036
Issuance of common stock	—	—	—	—	—	—
Reinvestment of dividends	—	—	—	—	—	—
Acquisition of treasury shares	(413,492)	—	(5,279)	—	—	(5,279)
Refunds (payments) of offering costs	—	—	—	16	—	16
Dividends paid to stockholders	—	—	—	—	(23,555)	(23,555)
Balances at June 30, 2022	40,967,122	$414	$(5,279)	$606,064	$(21,786)	$579,413

(1)	Common stock shares shown net of treasury stock activity.

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net increase in net assets resulting from operations	$34,304	$2,036
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(63,540)	(233,473)
Purchases of U.S. Treasury Bills	(34,974)	—
Payment in-kind interest	(9,783)	(5,130)
Sales or repayments of investments	105,672	94,059
Sales or maturities of U.S. Treasury Bills	35,000	45,000
Net realized (gain) loss on investments	1,178	(532)
Net change in unrealized (gain) loss on investments	2,440	25,434
Amortization of fixed income premiums or accretion of discounts	(5,005)	(3,571)
Amortization of deferred debt costs	1,470	394
Changes in operating assets and liabilities:
(Increase) decrease in interest and fees receivable	656	(515)
(Increase) decrease in other assets	460	748
Increase (decrease) in deferred revenue	—	—
Increase (decrease) in incentive fees payable	2,009	1,405
Increase (decrease) in interest payable	2,070	1,227
Increase (decrease) in accrued expenses and other liabilities	(366)	(99)
Net cash provided by (used in) operating activities	71,591	(73,017)
Cash flows from financing activities
Payments of deferred debt costs	(1,154)	(3,277)
Borrowings under credit facility	73,000	173,000
Repayments under credit facility	(100,000)	(71,000)
Proceeds from 2026 Notes	25,000	50,000
Repayments of reverse repurchase agreements	—	(44,775)
Acquisition of treasury shares	—	(5,279)
Dividends paid to stockholders	(36,458)	(23,555)
Refunds (payments) of offering costs	—	16
Net cash (used in) provided by financing activities	(39,612)	75,130
Net increase (decrease) in cash	31,979	2,113
Cash and cash equivalents at beginning of period	5,761	4,697
Cash and cash equivalents at end of period	$37,740	$6,810
Supplemental and non-cash financing cash flow information:
Taxes paid	$—	$1
Interest paid	18,368	1,701
Non-cash portfolio purchases	304	1,743

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited)

June 30, 2023

(In thousands, except share and per share data)

Portfolio Company	Investment Description(1),(2),(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Senior Secured Term Loans
	Application Software
Circadence Corporation	SOFR+9.50% PIK, 12.26% floor, 7.50% ETP	12/20/2018	12/15/2023	21,446	22,793	18,355	(9) (10)
Dtex Systems, Inc.	SOFR+9.25%, 9.75% floor, 1.75% ETP	6/1/2021	6/1/2025	10,000	10,069	10,069	(10) (11)
FiscalNote, Inc.	PRIME+5.00%, 9.00% floor, 1.00% PIK, 4.25% ETP	10/19/2020	7/15/2027	65,582	65,118	65,118	(9) (10) (11)
VTX Intermediate Holdings, Inc. (dba VertexOne)	SOFR+9.00%, 9.50% floor, 10.00% cash cap, 4.50% ETP	12/28/2021	12/28/2026	85,937	86,323	85,414	(9) (10) (11)
	Total Application Software - 31.18%*				184,303	178,956

	Data Processing & Outsourced Services
Interactions Corporation	SOFR+9.26%, 9.76% floor, 3.4375% ETP	6/24/2022	6/15/2027	40,000	39,702	39,702	(10) (11)
ShareThis, Inc.	SOFR+9.25%, 11.86% floor, 3.00% ETP	12/3/2018	7/15/2025	20,475	21,001	20,392	(10) (11)
	SOFR+8.25%, 10.86% floor, 3.00% ETP	8/18/2020	7/15/2025	975	1,002	971	(10) (11)
Vesta Payment Solutions, Inc.	SOFR+7.00%, 9.00% floor, 3.00% ETP	11/29/2022	11/15/2026	25,000	24,640	24,640	(10) (11)
	Total Data Processing & Outsourced Services - 14.93%*				86,345	85,705

	Education Services
Turning Tech Intermediate, Inc. (dba Echo 360, Inc.)	SOFR+8.50%, 9.00% floor, 13.00% cash cap, 3.00% ETP	6/22/2021	12/14/2025	25,076	25,486	25,486	(9) (10) (11)
	Total Education Services - 4.44%*				25,486	25,486

	Electronic Equipment & Instruments
Brivo, Inc.	SOFR+6.85%, 10.89% floor, 25% of interest PIK, 3.00% ETP	10/20/2022	10/20/2027	49,531	49,215	51,017	(9) (10) (11)
Intellisite Holdings, Inc. (dba Epic IO Technologies, Inc.)	SOFR+9.75%, 10.25% floor, 2.00% ETP	12/17/2021	12/17/2025	40,000	39,759	39,759	(10)
	Total Electronic Equipment & Instruments - 15.82%*				88,974	90,776
See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited) – (continued)

June 30, 2023

(In thousands, except share and per share data)

Portfolio Company	Investment Description(1),(2),(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Senior Secured Term Loans
	Health Care Equipment
Moximed, Inc.	PRIME+5.25%, 8.75% floor, 3.50% ETP	6/24/2022	7/1/2027	15,000	14,845	14,845	(10) (11)
	Total Health Care Equipment - 2.59%*				14,845	14,845

	Health Care Technology
Allurion Technologies, Inc.	PRIME+6.44%, 9.50% floor, 3.00% ETP	12/30/2021	12/30/2026	55,000	54,903	57,680	(10) (11)
EBR Systems, Inc.	PRIME+4.90%, 8.90% floor, 4.50% ETP	6/30/2022	6/15/2027	40,000	39,245	39,245	(10) (11)
Mingle Healthcare Solutions, Inc.	SOFR+9.50%, 12.01% floor, .25% PIK, 10.50% ETP	8/15/2018	12/15/2023	4,326	4,943	4,161	(9) (10) (11)
Nalu Medical, Inc.	PRIME+2.70%, 6.70% floor, 2.00% PIK, 4.50% ETP	10/12/2022	10/12/2027	20,275	20,076	20,076	(9) (10) (11)
Route 92 Medical, Inc.	SOFR+8.48%, 8.98% floor, 3.95% ETP	8/17/2021	7/1/2026	13,436	13,345	13,345	(10) (11)
SetPoint Medical Corporation	SOFR+5.75%, 9.00% floor, 4.00% ETP	12/29/2022	12/1/2027	25,000	24,908	24,908	(10) (11)
VERO Biotech LLC	SOFR+9.05%, 9.55% floor, 3.00% ETP	12/29/2020	12/1/2024	40,000	40,608	40,608	(10) (11)
	Total Health Care Technology - 34.85%*				198,028	200,023

	Human Resource & Employment Services
CloudPay, Inc.	PRIME+6.25%, 10.25% floor, 2.00% ETP	9/26/2022	8/17/2027	75,000	74,764	74,764	(7) (8) (10) (11)
Snagajob.com, Inc.	SOFR+8.50%, 9.00% floor, 50% of interest PIK, 2.75% ETP	9/29/2021	9/1/2025	38,699	38,852	37,315	(9) (10) (11)
	Total Human Resource & Employment Services - 19.53%*				113,616	112,079

	Internet & Direct Marketing Retail
Madison Reed, Inc.	PRIME+4.75%, 11.00% floor, 11.00% cash cap, 3.00% ETP	12/16/2022	12/16/2026	9,600	9,415	9,415	(9) (10) (11)
Marley Spoon AG	SOFR+8.50% PIK, 9.26% floor	6/30/2021	6/15/2026	48,527	48,357	48,357	(6) (8) (9) (11)
	Total Internet & Direct Marketing Retail - 10.07%*				57,772	57,772

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited) – (continued)

June 30, 2023

(In thousands, except share and per share data)

Portfolio Company	Investment Description(1),(2),(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Senior Secured Term Loans
	Internet Software and Services
Bombora, Inc.	SOFR+5.00%, 5.76% floor, 3.75% PIK, 2.00% ETP	3/31/2021	3/31/2025	21,749	21,844	21,844	(9) (10) (11)
Fidelis Cybersecurity, Inc.	SOFR+11.00%, 12.00% floor, 2.81% ETP	5/13/2021	5/13/2024	14,931	15,329	15,072	(10) (11)
Skillshare, Inc.	SOFR+6.50%, 10.72% floor, 3.00% ETP	11/8/2022	11/8/2026	25,000	24,604	24,604	(10) (11)
Synack, Inc.	PRIME+4.25%, 8.25% floor	6/30/2022	6/30/2027	36,520	36,445	36,445	(11)
	Total Internet Software and Services - 17.07%*				98,222	97,965

	Property & Casualty Insurance
Kin Insurance, Inc.	PRIME+6.25%, 12.50% floor, 3.00% ETP	9/26/2022	9/15/2026	63,889	63,327	63,313	(10) (11)
	Total Property & Casualty Insurance - 11.03%*				63,327	63,313

	System Software
3PL Central LLC (dba Extensiv)	SOFR+4.50%, 6.50 floor, 2.50% PIK, 2.00% ETP	11/9/2022	11/9/2027	69,010	68,479	68,479	(9) (10) (11)
	Total System Software - 11.93%*				68,479	68,479

Total Senior Secured Term Loans - 173.44%*					999,397	995,399

Second Lien Term Loans
System Software
Dejero Labs Inc.	SOFR+5.00%, 5.50 floor, 5.00% PIK, 3.00% ETP	12/22/2021	12/22/2025	14,010	14,058	14,064	(5) (8) (9) (10) (11)
	Total System Software - 2.45%*				14,058	14,064

Total Second Lien Term Loans - 2.45%*					14,058	14,064

Preferred Stocks
Application Software
Aria Systems, Inc.	Series G Preferred Stock	7/10/2018	—	289,419	250	254	(12)
	Total Application Software - 0.04%*				250	254

Health Care Technology
CareCloud, Inc.	11% Series A Cumulative Redeemable Perpetual Preferred Stock	1/8/2020	—	462,064	12,132	12,938	(14) (15)
	Total Health Care Technology - 2.25%*				12,132	12,938

Total Preferred Stocks - 2.29%*					12,382	13,192

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited) – (continued)

June 30, 2023

(In thousands, except share and per share data)

Portfolio Company	Investment Description(1),(2),(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Common Stocks
	Application Software
FiscalNote, Inc.	Common Stock	10/19/2020	—	230,881	438	840	(12) (13) (15)
	Total Application Software - 0.15%*				438	840

	Technology Hardware, Storage & Peripherals
Quantum Corporation	Common Stock	8/13/2021	—	459,720	2,607	496	(8) (12) (14) (15)
zSpace, Inc.	Common Stock	12/31/2020	—	6,078,499	1,119	—	(12)
	Total Technology Hardware, Storage & Peripherals - 0.09%*				3,726	496

Total Common Stocks - 0.24%*					4,164	1,336

Warrants
	Advertising
STN Video Inc.	Class B Non-Voting Stock	6/30/2017	6/30/2027	191,500	246	—	(5) (8) (12)
	Total Advertising - 0.00%*				246	—

	Application Software
3DNA Corp. (dba NationBuilder)	Series C-1 Preferred Stock	12/28/2018	12/28/2028	273,164	104	—	(12)
Aria Systems, Inc.	Series G Preferred Stock	6/29/2018	6/29/2028	2,387,705	1,048	2,099	(12)
Circadence Corporation	Series A-6 Preferred Stock	12/20/2018	12/20/2028	1,538,462	3,630	98	(12)
	Series A-6 Preferred Stock	10/31/2019	10/31/2029	384,615	846	25	(12)
Dtex Systems, Inc.	Series C-Prime Preferred Stock	6/1/2018	6/1/2025	500,000	59	235	(12)
	Series C-Prime Preferred Stock	7/11/2019	7/11/2026	833,333	115	392	(12)
FiscalNote, Inc.	Earnout	7/29/2022	7/29/2027	—	127	135	(12) (13) (17)
Porch Group, Inc.	Earnout	12/23/2020	12/23/2023	—	—	—	(12) (14) (17)
	Total Application Software - 0.52%*				5,929	2,984

	Biotechnology
Mustang Bio, Inc.	Common Stock	3/4/2022	3/4/2032	748,036	315	94	(12)
TRACON Pharmaceuticals, Inc.	Common Stock	9/2/2022	9/2/2032	150,753	226	23	(12)
	Total Biotechnology - 0.02%*				541	117

	Computer & Electronics Retail
Massdrop, Inc.	Series B Preferred Stock	7/22/2019	7/22/2029	848,093	183	—	(12)
	Total Computer & Electronics Retail - 0.00%*				183	—

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited) – (continued)

June 30, 2023

(In thousands, except share and per share data)

Portfolio Company	Investment Description(1),(2),(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants
	Data Processing & Outsourced Services
Interactions Corporation	Common Stock	6/24/2022	6/24/2032	189,408	219	120	(12)
ShareThis, Inc.	Series D-3 Preferred Stock	12/3/2018	12/3/2028	647,615	2,162	1,079	(12)
	Total Data Processing & Outsourced Services - 0.21%*				2,381	1,199

	Electronic Equipment & Instruments
Brivo, Inc.	Series A-2 Preferred Stock	10/20/2022	10/20/2032	201,000	99	401	(12)
Epic IO Technologies, Inc.	Success fee	12/17/2021	12/17/2024	—	505	511	(12) (17)
	Total Electronic Equipment & Instruments - 0.16%*				604	912

	Health Care Equipment
Moximed, Inc.	Series C Preferred Stock	6/24/2022	6/24/2032	214,285	175	166	(12)
Revelle Aesthetics, Inc.	Series A-2 Preferred Stock	3/30/2022	3/30/2032	115,591	126	109	(12)
	Total Health Care Equipment - 0.05%*				301	275

	Health Care Technology
Allurion Technologies, Inc.	Series C Preferred Stock	3/30/2021	3/30/2031	132,979	282	403	(12)
	Series D-1 Preferred Stock	6/14/2022	6/14/2032	44,220	141	15	(12)
	Series D-1 Preferred Stock	9/15/2022	9/15/2032	44,220	144	15	(12)
EBR Systems, Inc.	Success fee	6/30/2022	6/30/2032	—	605	660	(12) (17)
Mingle Healthcare Solutions, Inc.	Series CC Preferred Stock	8/15/2018	8/15/2028	1,770,973	492	—	(12)
Nalu Medical, Inc.	Series D-2 Preferred Stock	10/12/2022	10/12/2032	91,717	173	79	(12)
Route 92 Medical, Inc.	Success fee	8/17/2021	8/17/2031	—	258	317	(12) (17)
SetPoint Medical Corporation	Series B Preferred Stock	6/29/2021	6/29/2031	400,000	14	120	(12)
	Series B Preferred Stock	12/29/2022	12/29/2032	600,000	74	180	(12)
VERO Biotech LLC	Success fee	12/29/2020	12/29/2025	—	377	321	(12) (17)
	Total Health Care Technology - 0.37%*				2,560	2,110

	Human Resource & Employment Services
CloudPay, Inc.	Series B Preferred Stock	6/30/2020	6/30/2030	11,273	218	883	(7) (8) (12)
	Series D Preferred Stock	8/17/2021	8/17/2031	6,128	160	159	(7) (8) (12)
	Series D Preferred Stock	6/30/2023	6/30/2033	2,626	68	68	(7) (8) (12)
Snagajob.com, Inc.	Series B-1 Preferred Stock	9/29/2021	9/29/2031	763,269	343	67	(12)
	Total Human Resource & Employment Services - 0.20%*				789	1,177
See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited) – (continued)

June 30, 2023

(In thousands, except share and per share data)

Portfolio Company	Investment Description(1),(2),(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants
	Internet & Direct Marketing Retail
Madison Reed, Inc.	Success fee	12/16/2022	N/A	—	132	139	(12) (17)
	Total Internet & Direct Marketing Retail - 0.02%*				132	139

	Internet Software and Services
Bombora, Inc.	Common Stock	3/31/2021	3/31/2031	121,581	175	102	(12)
Fidelis Cybersecurity, Inc.	Common Stock	3/25/2022	3/25/2032	—	79	79	(12) (16)
INRIX, Inc.	Common Stock	7/26/2019	7/26/2029	150,804	522	1,145	(12)
Longtail Ad Solutions, Inc. (dba JW Player)	Common Stock	12/12/2019	12/12/2029	387,596	47	344	(12)
Skillshare, Inc.	Success fee	11/8/2022	11/8/2026	—	243	273	(12) (17)
Synack, Inc.	Common Stock	6/30/2022	6/30/2032	102,363	129	118	(12)
	Total Internet Software and Services - 0.36%*				1,195	2,061

	Property & Casualty Insurance
Kin Insurance, Inc.	Series D-3 Preferred Stock	9/26/2022	9/26/2032	41,576	302	249	(12)
	Series D-3 Preferred Stock	5/5/2023	5/5/2033	11,549	69	69	(12)
	Total Property & Casualty Insurance - 0.06%*				371	318

	Specialized Consumer Services
AllClear ID, Inc.	Common Stock	9/1/2017	9/1/2027	523,893	1,053	—	(12)
	Common Stock	10/17/2018	10/17/2028	346,621	697	—	(12)
Credit Sesame, Inc.	Common Stock	1/7/2020	1/7/2030	191,601	425	389	(12)
	Total Specialized Consumer Services - 0.07%*				2,175	389

	System Software
Dejero Labs Inc.	Common Stock	5/31/2019	5/31/2029	333,621	192	202	(5) (8) (12)
Scale Computing, Inc.	Common Stock	3/29/2019	3/29/2029	9,665,667	346	—	(12)
	Total System Software - 0.04%*				538	202

	Technology Hardware, Storage & Peripherals
RealWear, Inc.	Series A Preferred Stock	10/5/2018	10/5/2028	112,451	136	342	(12)
	Series A Preferred Stock	12/28/2018	12/28/2028	22,491	25	68	(12)
	Series A Preferred Stock	6/27/2019	6/27/2029	123,894	381	377	(12)
	Total Technology Hardware, Storage & Peripherals - 0.14%*				542	787

Total Warrants - 2.22%*					18,487	12,670
Total Non-Control/Non-Affiliate Investments - 180.64%*					1,048,488	1,036,661

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited) – (continued)

June 30, 2023

(In thousands, except share and per share data)

Portfolio Company	Investment Description(1),(2),(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Affiliate Investments							(18)
Senior Secured Term Loans
	Health Care Technology
Gynesonics, Inc.	SOFR+8.75%, 8.00% ceiling, 5.00% ETP	3/1/2023	11/30/2026	25,595	25,739	23,124	(10) (11)
	Total Health Care Technology - 4.03%*				25,739	23,124

Total Senior Secured Term Loans - 4.03%*					25,739	23,124

Preferred Stocks
	Health Care Technology
Gynesonics, Inc.	Series A-2 Preferred Stock	3/1/2023	—	3,266,668	25,000	21,818	(12)
	Total Health Care Technology - 3.80%*				25,000	21,818

Total Preferred Stocks - 3.80%*					25,000	21,818

Common Stocks
	Application Software
Coginiti Corp	Common Stock	3/9/2020	—	1,040,160	4,551	914	(12)
	Total Application Software - 0.16%*				4,551	914

Total Common Stocks - 0.16%*					4,551	914

Warrants
	Application Software
Coginiti Corp	Common Stock	3/9/2020	3/9/2030	811,770	—	868	(12)
	Total Application Software - 0.15%*				—	868

	Health Care Technology
Gynesonics, Inc.	Success fee	3/1/2023	3/1/2030	—	313	323	(12) (17)
	Total Health Care Technology - 0.06%*				313	323

Total Warrants - 0.21%*					313	1,191
Total Affiliate Investments - 8.20%*					55,603	47,047
Control Investments							(19)
Senior Secured Term Loans
	Data Processing & Outsourced Services
Pivot3, Inc.	LIBOR+8.50% PIK, 11.00% floor, 4.00% ETP	5/13/2019	7/15/2023	17,389	17,963	11,613	(9) (10) (12)
	Total Data Processing & Outsourced Services - 2.02%*				17,963	11,613

Total Senior Secured Term Loans - 2.02%*					17,963	11,613
Total Control Investments - 2.02%*					17,963	11,613
Total Investments - 190.86%*					$1,122,054	$1,095,321

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited) – (continued)

June 30, 2023

(1)

Disclosures of interest rates on notes include cash interest rates and payment-in-kind ("PIK") interest rates, as applicable. Unless otherwise indicated, all of the Company's variable interest rate debt instruments bear interest at a rate that is determined by reference to the 3-Month London Interbank Offered Rate ("LIBOR"), the U.S. Prime Rate, or the 3-month Secured Overnight Financing Rate ("SOFR"). At June 30, 2023, the 3-Month LIBOR was 5.55%, the U.S. Prime Rate was 8.25% and the 3-Month SOFR was 5.27%.

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

(3)	Investments are held at Fair Value net of the Fair Value of Unfunded Commitments. Refer to "Note 8 – Commitments and Contingencies" for additional detail.
(4)	All portfolio companies are domiciled in the United States, unless otherwise noted.
(5)	Portfolio company is domiciled in Canada.
(6)	Portfolio company is domiciled in Germany
(7)	Portfolio company is domiciled in United Kingdom.
(8)

Investment is not a qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. The fair value of Non-qualifying assets represent 12.17% of total assets as of June 30, 2023. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying assets until such time as it complies with the requirements of Section 55(a).

(9)	Represents a PIK security. PIK interest will be accrued and paid at maturity.
(10)	Disclosures of end-of-term payments ("ETP") are one-time payments stated as a percentage of original principal amount.
(11)	The investment is an eligible loan investment in the collateral under the Credit Facility (as defined in "Note 7 – Borrowings").
(12)	Investments are non-income producing.
(13)	Portfolio company is publicly traded and listed on NYSE.
(14)	Portfolio company is publicly traded and listed on NASDAQ.
(15)	Investment is not a "restricted security" under the Securities Act.
(16)	The warrant count is based upon a percentage of ownership of Fidelis Cybersecurity, Inc.
(17)	Investment is either a cash success fee payable or earnout of shares based on the consummation of certain trigger events.
(18)

Affiliate portfolio company as defined under the 1940 Act in which the Company owns between 5% and 25% (inclusive) of the investment's voting securities and does not have rights to maintain greater than 50% representation on the board.

(19)	Control portfolio company, as defined under the 1940 Act, in which the Company owns more than 25% of the investment’s voting securities or has greater than 50% representation on its board.
*	Value as a percentage of net assets.

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments

December 31, 2022

(In thousands, except share and per share data)

Portfolio Company	Investment Description(1),(5),(9)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (2),(6)	Footnotes
Non-Control/Non-Affiliate Investments
Senior Secured Term Loans
	Application Software
Circadence Corporation	SOFR+9.50% PIK, 12.26% floor, 7.50% ETP	12/20/2018	12/15/2023	19,928	21,260	17,083	(4)(8)
Dtex Systems, Inc.	SOFR+9.25%, 9.75% floor, 1.75% ETP	6/1/2021	6/1/2025	10,000	10,033	10,033	(8)
FiscalNote, Inc.	PRIME+5.00%, 9.00% floor, 1.00% PIK, 4.25% ETP	10/19/2020	7/15/2027	65,251	64,466	64,466	(4)(8)
VTX Intermediate Holdings, Inc. (dba VertexOne)	SOFR+9.00%, 9.50% floor, 4.50% ETP	12/28/2021	12/28/2026	85,000	85,000	85,000	(8)
	Total Application Software - 30.66%*				180,759	176,582

	Biotechnology
Mustang Bio, Inc.	SOFR+8.75%, 9.25% floor, 3.50% ETP	3/4/2022	4/15/2027	30,000	29,709	29,709	(8)
TRACON Pharmaceuticals, Inc.	PRIME+5.00%, 8.50% floor, 4.25% ETP	9/2/2022	9/1/2026	10,000	9,795	10,000	(8)
	Total Biotechnology - 6.89%*				39,504	39,709

	Data Processing & Outsourced Services
Interactions Corporation	SOFR+9.26%, 9.76% floor, 3.4375% ETP	6/24/2022	6/15/2027	40,000	39,504	39,504	(8)
ShareThis, Inc.	SOFR+9.25%, 11.86% floor, 3.00% ETP	12/3/2018	7/15/2025	21,000	21,500	21,150	(8)
	SOFR+8.25%, 10.86% floor, 3.00% ETP	8/18/2020	7/15/2025	1,000	1,026	1,007	(8)
Vesta Payment Solutions, Inc.	SOFR+7.00%, 9.00% floor, 3.00% ETP	11/29/2022	11/15/2026	25,000	24,521	24,521	(8)
	Total Data Processing & Outsourced Services - 14.96%*				86,551	86,182

	Education Services
Turning Tech Intermediate, Inc. (dba Echo 360, Inc.)	SOFR+8.50%, 9.00% floor, 13.00% cash cap, 3.00% ETP	6/22/2021	12/14/2025	25,000	25,305	25,305	(4)(8)
	Total Education Services - 4.39%*				25,305	25,305

	Electronic Equipment & Instruments
Brivo, Inc.	SOFR+6.85%, 10.89% floor, 50% of interest PIK, 3.00% ETP	10/20/2022	10/20/2027	44,378	43,912	43,912	(4)(8)
Intellisite Holdings, Inc. (dba Epic IO Technologies, Inc.)	SOFR+9.75%, 10.25% floor, 2.00% ETP	12/17/2021	12/17/2025	34,000	33,639	33,639
	Total Electronic Equipment & Instruments - 13.46%*				77,551	77,551

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments – (continued)

December 31, 2022

(In thousands, except share and per share data)

Portfolio Company	Investment Description(1),(5),(9)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (2),(6)	Footnotes
Non-Control/Non-Affiliate Investments
Senior Secured Term Loans
	Health Care Equipment
Moximed, Inc.	PRIME+5.25%, 8.75% floor, 3.50% ETP	6/24/2022	7/1/2027	15,000	14,772	14,772	(8)
Revelle Aesthetics, Inc.	PRIME+5.50%, 8.75% floor, 4.00% ETP	3/30/2022	4/1/2027	12,500	12,377	12,377	(8)
	Total Health Care Equipment - 4.71%*				27,149	27,149

	Health Care Technology
Allurion Technologies, Inc.	PRIME+6.44%, 9.50% floor, 3.00% ETP	12/30/2021	12/30/2026	55,000	54,715	54,715	(8)
EBR Systems, Inc.	PRIME+4.90%, 8.90% floor, 4.50% ETP	6/30/2022	6/15/2027	20,000	19,648	19,648	(8)
Gynesonics, Inc.	SOFR+8.75%, 9.25% floor, 3.50% ETP	12/1/2020	12/1/2025	50,000	50,022	50,022	(8)
Mingle Healthcare Solutions, Inc.	SOFR+9.50%, 12.01% floor, .25% PIK, 10.50% ETP	8/15/2018	12/15/2023	4,015	4,615	3,821	(4)(8)
Nalu Medical, Inc.	PRIME+2.70%, 6.70% floor, 2.00% PIK, 4.50% ETP	10/12/2022	10/12/2027	20,071	19,756	19,756	(4)(8)
Route 92 Medical, Inc.	SOFR+8.48%, 8.98% floor, 3.95% ETP	8/17/2021	7/1/2026	13,000	12,843	12,843	(8)
SetPoint Medical Corporation	SOFR+5.75%, 9.00% floor, 4.00% ETP	12/29/2022	12/1/2027	25,000	24,802	24,802	(8)
VERO Biotech LLC	SOFR+9.05%, 9.55% floor, 3.00% ETP	12/29/2020	12/1/2024	40,000	40,308	40,308	(8)
	Total Health Care Technology - 39.22%*				226,709	225,915

	Human Resource & Employment Services
CloudPay, Inc.	PRIME+6.25%, 10.25% floor, 2.00% ETP	9/26/2022	8/17/2027	60,000	59,693	59,693	(3)(8)(12)
Snagajob.com, Inc.	SOFR+8.50%, 9.00% floor, 9.00% cash cap, 2.75% ETP	9/29/2021	9/1/2025	37,609	37,574	36,785	(4)(8)
	Total Human Resource & Employment Services - 16.75%*				97,267	96,478

	Internet & Direct Marketing Retail
Madison Reed, Inc.	PRIME+4.75%, 11.00% floor, 3.00% ETP	12/16/2022	12/16/2026	9,600	9,353	9,353	(8)
Marley Spoon AG	SOFR+8.50%, 1.25% PIK, 9.26% floor	6/30/2021	6/15/2025	46,754	46,500	46,500	(3)(4)(8)(11)
	Total Internet & Direct Marketing Retail - 9.70%*				55,853	55,853
See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments – (continued)

December 31, 2022

(In thousands, except share and per share data)

Portfolio Company	Investment Description(1),(5),(9)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (2),(6)	Footnotes
Non-Control/Non-Affiliate Investments
Senior Secured Term Loans
	Internet Software and Services
Bombora, Inc.	SOFR+5.00%, 5.76% floor, 3.75% PIK, 2.00% ETP	3/31/2021	3/31/2025	21,341	21,337	21,337	(4)(8)
Fidelis Cybersecurity, Inc.	SOFR+11.00%, 12.00% floor, 2.39% ETP	5/13/2021	5/13/2024	12,205	12,360	11,857	(8)
	SOFR+11.00%, 12.00% floor, 2.00% ETP	3/25/2022	5/13/2024	8,947	8,986	8,692	(8)
INRIX, Inc.	SOFR+9.00%, 9.76% floor, 2.50% ETP	11/15/2021	11/15/2025	45,000	45,329	45,329	(8)
Skillshare, Inc.	SOFR+6.50%, 10.72% floor, 3.00% ETP	11/8/2022	11/8/2026	25,000	24,414	24,414	(8)
Synack, Inc.	PRIME+4.25%, 8.25% floor	6/30/2022	6/30/2027	35,000	34,906	34,906	(8)
	Total Internet Software and Services - 25.44%*				147,332	146,535

	Property & Casualty Insurance
Kin Insurance, Inc.	PRIME+6.25%, 12.50% floor, 3.00% ETP	9/26/2022	9/15/2026	50,000	49,143	49,143	(8)
	Total Property & Casualty Insurance - 8.53%*				49,143	49,143

	System Software
3PL Central LLC	SOFR+4.50%, 6.50 floor, 2.50% PIK, 2.00% ETP	11/9/2022	11/9/2027	65,163	64,429	64,429	(4)(8)
	Total System Software - 11.18%*				64,429	64,429

Total Senior Secured Term Loans - 185.89%*					1,077,552	1,070,831

Second Lien Term Loans
	System Software
Dejero Labs Inc.	SOFR+5.00%, 5.50 floor, 5.00% PIK, 3.00% ETP	12/22/2021	12/22/2025	13,661	13,654	13,654	(3)(4)(8)(10)
	Total System Software - 2.37%*				13,654	13,654

Total Second Lien Term Loans - 2.37%*					13,654	13,654

Preferred Stocks
	Application Software
Aria Systems, Inc.	Series G	7/10/2018	N/A	289,419	250	347	(7)
Total Application Software - 0.06%*					250	347

	Health Care Technology
CareCloud, Inc.	11% Series A Cumulative Redeemable Perpetual	1/8/2020	N/A	462,064	12,132	12,335	(15)(17)
	Total Health Care Technology - 2.14%*				12,132	12,335

Total Preferred Stocks - 2.20%*					12,382	12,682

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments – (continued)

December 31, 2022

(In thousands, except share and per share data)

Portfolio Company	Investment Description(1),(5),(9)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (2),(6)	Footnotes
Non-Control/Non-Affiliate Investments
Common Stocks
	Application Software
FiscalNote, Inc.		10/19/2020	N/A	230,881	438	1,422	(7)(19)
	Total Application Software - 0.25%*				438	1,422

	Technology Hardware, Storage & Peripherals
Quantum Corporation		8/13/2021	N/A	459,720	2,607	501	(3)(7)(15)(17)
zSpace, Inc.		12/31/2020	N/A	6,078,499	1,119	-	(7)
	Total Technology Hardware, Storage & Peripherals - 0.09%*				3,726	501

Total Common Stocks - 0.34%*					4,164	1,923

Warrants
	Advertising
STN Video Inc.	Class B Non-Voting Stock	6/30/2017	6/30/2027	191,500	246	—	(3)(7)
	Total Advertising - 0.00%*				246	—

	Application Software
3DNA Corp. (dba NationBuilder)	Series C-1 Preferred Stock	12/28/2018	12/28/2028	273,164	104	—	(7)
Aria Systems, Inc.	Series G Preferred Stock	6/29/2018	6/29/2028	2,387,705	1,048	2,865	(7)
Circadence Corporation	Series A-6 Preferred Stock	12/20/2018	12/20/2028	1,538,462	3,630	87	(7)
	Series A-6 Preferred Stock	10/31/2019	10/31/2029	384,615	845	22	(7)
Dtex Systems, Inc.	Series C-Prime Preferred Stock	6/1/2018	6/1/2025	500,000	59	214	(7)
	Series C-Prime Preferred Stock	7/11/2019	7/11/2026	833,333	115	356	(7)
FiscalNote, Inc.	Earnout	7/29/2022	7/29/2027	—	127	105	(7)(13)(19)
Porch Group, Inc.	Earnout	12/23/2020	12/23/2023	—	—	—	(7)(13)(15)
	Total Application Software - 0.63%*				5,928	3,649

	Biotechnology
Mustang Bio, Inc.	Common Stock	3/4/2022	3/4/2032	748,036	315	59	(7)
TRACON Pharmaceuticals, Inc.	Common Stock	9/2/2022	9/2/2032	150,753	226	157	(7)(15)
	Total Biotechnology - 0.04%*				541	216

	Computer & Electronics Retail
Massdrop, Inc.	Series B Preferred Stock	7/22/2019	7/22/2029	848,093	183	68	(7)
	Total Computer & Electronics Retail - 0.01%*				183	68

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments – (continued)

December 31, 2022

(In thousands, except share and per share data)

Portfolio Company	Investment Description(1),(5),(9)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (2),(6)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants
	Data Processing & Outsourced Services
Interactions Corporation	Common Stock	6/24/2022	6/24/2032	189,408	219	204	(7)
ShareThis, Inc.	Series D-3 Preferred Stock	12/3/2018	12/3/2028	647,615	2,162	1,728	(7)
	Total Data Processing & Outsourced Services - 0.34%*				2,381	1,932

	Electronic Equipment & Instruments
Brivo, Inc.	Series A-2 Preferred Stock	10/20/2022	10/20/2032	201,000	98	107	(7)
Epic IO Technologies, Inc.	Success fee	12/17/2021	12/17/2024	—	430	456	(7)(13)
	Total Electronic Equipment & Instruments - 0.10%*				528	563

	Health Care Equipment
Moximed, Inc.	Series C Preferred Stock	6/24/2022	6/24/2032	214,285	175	163	(7)
Revelle Aesthetics, Inc.	Series A-2 Preferred Stock	3/30/2022	3/30/3032	115,591	127	121	(7)
	Total Health Care Equipment - 0.05%*				302	284

	Health Care Technology
Allurion Technologies, Inc.	Series C Preferred Stock	3/30/2021	3/30/2031	132,979	283	632	(7)
	Series D-1 Preferred Stock	6/14/2022	3/30/2031	88,440	284	259	(7)
CareCloud, Inc.	Common Stock	1/8/2020	1/8/2023	1,000,000	837	—	(7)
EBR Systems, Inc.	Success fee	6/30/2022	6/30/2032	—	292	305	(7)(13)
Gynesonics, Inc.	Series G Convertible Preferred Stock	11/19/2021	11/19/2031	27,978,115	341	446	(7)
Mingle Healthcare Solutions, Inc.	Series CC Preferred Stock	8/15/2018	8/15/2028	1,770,973	492	—	(7)
Nalu Medical, Inc.	Series D-2 Preferred Stock	10/12/2022	10/12/2032	91,717	173	137	(7)
Route 92 Medical, Inc.	Success fee	8/17/2021	8/17/2031	—	248	297	(7)(13)
SetPoint Medical Corporation	Series B Preferred Stock	6/29/2021	6/29/2031	400,000	14	50	(7)
	Series B Preferred Stock	12/29/2022	12/29/2032	600,000	74	74	(7)
VERO Biotech LLC	Success fee	12/29/2020	12/29/2025	—	377	394	(7)(13)
	Total Health Care Technology - 0.45%*				3,415	2,594

	Human Resource & Employment Services
CloudPay, Inc.	Series B Preferred Stock	6/30/2020	6/30/2030	11,273	218	920	(3)(7)(12)
	Series D Preferred Stock	8/17/2021	8/17/2031	6,129	160	170	(3)(7)(12)
Snagajob.com, Inc.	Series B-1 Preferred Stock	9/29/2021	9/29/2031	763,269	343	220	(7)
	Total Human Resource & Employment Services - 0.23%*				721	1,310

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments – (continued)

December 31, 2022

(In thousands, except share and per share data)

Portfolio Company	Investment Description(1),(5),(9)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (2),(6)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants
	Internet & Direct Marketing Retail
Madison Reed, Inc.	Success fee	12/16/2022	N/A	—	132	133	(7)(13)
	Total Internet & Direct Marketing Retail - 0.02%*				132	133

	Internet Software and Services
Bombora, Inc.	Common Stock	3/31/2021	3/31/2031	121,581	175	248	(7)
Fidelis Cybersecurity, Inc.	Common Stock	3/25/2022	3/25/2032	—	79	100	(7)(16)
INRIX, Inc.	Common Stock	7/26/2019	7/26/2029	150,804	522	2,198	(7)
Longtail Ad Solutions, Inc. (dba JW Player)	Common Stock	12/12/2019	12/12/2029	387,596	47	345	(7)
Skillshare, Inc.	Success fee	11/8/2022	11/8/2026	—	243	225	(7)(13)
Synack, Inc.	Common Stock	6/30/2022	6/30/2032	100,645	127	129	(7)
	Total Internet Software and Services - 0.56%*				1,193	3,245

	Property & Casualty Insurance
Kin Insurance, Inc.	Series D-3 Preferred Stock	9/26/2022	9/26/2032	41,576	302	297	(7)
	Total Property & Casualty Insurance - 0.05%*				302	297

	Specialized Consumer Services
AllClear ID, Inc.	Common Stock	9/1/2017	9/1/2027	870,514	1,750	—	(7)
Credit Sesame, Inc.	Common Stock	1/7/2020	1/7/2030	191,601	425	796	(7)
	Total Specialized Consumer Services - 0.14%*				2,175	796

	System Software
Dejero Labs Inc.	Common Stock	5/31/2019	5/31/2029	333,621	192	191	(3)(7)(10)
Scale Computing, Inc.	Common Stock	3/29/2019	3/29/2029	9,665,667	346	—	(7)
	Total System Software - 0.03%*				538	191

	Technology Hardware, Storage & Peripherals
RealWear, Inc.	Series A Preferred Stock	10/5/2018	10/5/2028	112,451	136	246	(7)
	Series A Preferred Stock	12/28/2018	12/28/2028	22,491	25	49	(7)
	Series A Preferred Stock	6/27/2019	6/27/2029	123,894	381	272	(7)
	Total Technology Hardware, Storage & Peripherals - 0.10%*				542	567

Total Warrants - 2.75%*					19,127	15,845
Total Non-Control/Non-Affiliate Investments - 193.55%*					1,126,879	1,114,935

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments – (continued)

December 31, 2022

Portfolio Company	Investment Description(1),(5),(9)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (2),(6)	Footnotes
Affiliate Investments							(18)
Common Stocks
	Application Software
Coginiti Corp		3/9/2020	N/A	1,040,160	4,551	1,174	(7)
	Total Application Software - 0.20%*				4,551	1,174

Total Common Stocks - 0.20%*					4,551	1,174

Warrants
	Application Software
Coginiti Corp	Common Stock	3/9/2020	3/9/2030	811,770	—	910	(7)
	Total Application Software - 0.16%*				—	910

Total Warrants - 0.16%*					—	910
Total Affiliate Investments - 0.36%*					4,551	2,084
Control Investments							(14)
Senior Secured Term Loans
	Data Processing & Outsourced Services
Pivot3, Inc.	LIBOR+8.50% PIK, 11.00% floor, 4.00% ETP	5/13/2019	1/15/2023	18,598	19,172	9,290	(4)(7)
	Total Data Processing & Outsourced Services - 1.61%*				19,172	9,290

Total Senior Secured Term Loans - 1.61%*					19,172	9,290
Total Control Investments - 1.61%*					19,172	9,290
Total Investments - 195.52%*					$1,150,602	$1,126,309

(1)

Disclosures of interest rates on notes include cash interest rates and payment-in-kind (“PIK”) interest rates, as applicable. Unless otherwise indicated, all of the Company’s variable interest rate debt instruments bear interest at a rate that is determined by reference to the 3‑Month London Interbank Offered Rate (“LIBOR”), the U.S. Prime Rate, or the 3-Month Secured Overnight Financing Rate ("SOFR"). At December 31, 2022, the 3‑Month LIBOR was 4.77%, the U.S. Prime Rate was 7.50%, and the 3-Month SOFR was 4.79%.

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

(4)	Represents a PIK security. PIK interest is accrued and will be paid at maturity.
(5)	Disclosures of end-of-term-payments (“ETP”) are one-time payments stated as a percentage of original principal amount.
(6)	Investments are held at Fair Value net of the Fair Value of Unfunded Commitments. Refer to "Note 8 – Commitments and Contingencies" for additional detail.
(7)	Investments are non-income producing.
(8)	The investment is an eligible loan investment in the collateral under the Credit Facility (as defined in "Note 7 – Borrowings").
(9)	All portfolio companies are domiciled in the United States, unless otherwise noted.
(10)	Portfolio company is domiciled in Canada.
(11)	Portfolio company is domiciled in Germany
(12)	Portfolio company is domiciled in United Kingdom.
(13)	Investment is either a cash success fee payable or earnout of shares based on the consummation of certain trigger events.
(14)	Control portfolio company, as defined under the 1940 Act, in which the Company owns more than 25% of the investment’s voting securities or has greater than 50% representation on its board.
(15)	Portfolio company is publicly traded and listed on NASDAQ.
(16)	The warrant count is based upon a percentage of ownership of Fidelis Cybersecurity, Inc.
(17)	Investment is not a "restricted security" under the Securities Act.
(18)

Affiliate portfolio company as defined under the 1940 Act in which the Company owns between 5% and 25% (inclusive) of the investment's voting securities and does not have rights to maintain greater than 50% representation on the board.

(19)	Portfolio company is publicly traded and listed on NYSE.
*	Value as a percentage of net assets.

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

Certain items in the June 30, 2022 and December 31, 2022 financial statements have been reclassified to conform to the June 30, 2023 presentation with no effect on the net assets on the Statements of Assets and Liabilities, and no net effect on the net increase in net assets resulting from operations on the Statements of Operations.

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

Cash and Cash Equivalents

Cash consists solely of funds deposited with financial institutions, while cash equivalents consists of short-term liquid investments in money market funds. Cash and cash equivalents are carried at cost, which approximates fair value. As of June 30, 2023 and December 31, 2022, $37.6 million and $5.6 million were invested in money market funds, respectively. Interest earned in money market funds are recorded in Other income on the Statements of Operations.

Debt and Deferred Debt Costs

The debt of the Company is carried at amortized cost, which is comprised of the principal amount borrowed, net of unamortized debt issuance costs on the Statements of Assets and Liabilities. Debt issuance costs are fees and other direct incremental costs incurred by the Company in relation to debt financing and are recognized as Unamortized deferred debt costs on the Statements of Assets and Liabilities and amortized over the life of the related debt instrument, or the life of the cost respective service if shorter, using the straight-line method, which closely approximates the effective yield method. To the extent there are no outstanding borrowings, the deferred debt costs are presented as an asset on the Statements of Assets and Liabilities.

Amortization of deferred debt costs and interest expense on the outstanding principal balance are recorded in Interest and other deferred financing expenses on the Statements of Operations. Accrued but unpaid interest is included within Interest payable on the Statements of Assets and Liabilities. For more information, refer to “Note 7 – Borrowings.”

Investment Transactions and Related Investment Income

Security transactions, if any, are recorded on a trade-date basis. Realized gains or losses from the repayment or sale of investments are measured using the specific identification method. The amortized cost basis of investments represents the original cost adjusted for the accretion/amortization of discounts and premiums and upfront loan origination fees. The Company reports changes from the prior period in fair value of investments that are measured at fair value as a component of net change in unrealized gain (loss) on investments on the Statements of Operations.

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

The Company currently holds, and expects to hold in the future, some investments in its portfolio that contain payment-in-kind (“PIK”) interest provisions. PIK interest is computed at the contractual rate specified in each loan agreement and is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount of income the Company is required to distribute to stockholders to maintain its qualification as a RIC for U.S. federal income tax purposes, even though the Company has not yet collected the cash. For the three and six months ended June 30, 2023, approximately 15.3% and 12.6%, respectively, of the Company’s total investment income was attributable to non-cash PIK interest. For the three and six months ended June 30, 2022, approximately 14.8% and 11.6%, respectively, of the Company’s total investment income was attributable to non-cash PIK interest.

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

As of June 30, 2023, and December 31, 2022, the Company has not written off any accrued and uncollected PIK interest. As of June 30, 2023, the Company had one loan to Pivot3, Inc. on non-accrual status. The loan, with a cost basis of $18.0 million and a fair value of $11.6 million, represents 1.06% of the Company’s total investment portfolio. From being placed on non-accrual status through June 30, 2023, cumulative interest of $5.1 million would be receivable and $0.3 million OID would be accreted into the cost basis, for a total of $5.4 million not recorded in interest income from control investments on the Statement of Operations. As of December 31, 2022, the Company had one loan to Pivot3, Inc. on non-accrual status. The loan, with a cost basis of $19.2 million and a fair value of $9.3 million, represents 0.8% of the Company’s total investment portfolio. From being placed on non-accrual status through December 31, 2022, cumulative interest of $3.6 million would be payable and $0.3 million OID would be accreted into the cost basis, for a total of $3.9 million not recorded in interest income from control investments on the Statement of Operations.

Fair Value Measurements

The Company measures the value of its financial instruments at fair value in accordance with ASC Topic 820, Fair Value Measurements and Disclosure (“ASC Topic 820”), issued by the FASB. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. With the exception of the Company’s borrowings, which are reported at amortized cost, all assets and liabilities approximate fair value on the Statements of Assets and Liabilities.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, a financial instrument’s level within the fair value hierarchy is based on the lowest level of observable input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the instrument.

Under ASC Topic 820, the fair value measurement also assumes that the transaction to sell an asset occurs in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset, which may be a hypothetical market, and excludes transaction costs. The principal market for any asset or liability is the market with the greatest volume and level of activity for such asset or liability in which the reporting entity would or could sell or transfer the asset or liability. In determining the principal market for an asset or liability under ASC Topic 820, it is assumed that the reporting entity has access to such market as of the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable and willing and able to transact.

Rule 2a-5 under the 1940 Act was adopted by the SEC in December 2020 and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform fair value determinations. Rule 2a-5 also defines when market quotations are "readily available" for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. The SEC also adopted new Rule 31a-4 under the 1940 Act ("Rule 31a-4"), which provides the recordkeeping requirements associated with fair value determinations. Finally, the SEC rescinded previously issued guidance on related issues, including the role of the board in determining fair value and the accounting and auditing of fund investments. Rule 2a-5 and Rule 31a-4 became effective on March 8, 2021, and had a compliance date of September 8, 2022. While the Company's Board of Directors has not designated a valuation designee, the Company has adopted certain revisions to its valuation policies and procedures in order comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.

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

The Audit Committee of the Company’s Board of Directors assists the Board of Directors in valuing investments that are not publicly traded or for which current market values are not readily available. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to portfolio investments for which market quotations are not readily available, the Company’s Board of Directors, with the assistance of the Audit Committee, RGC and its senior investment team and independent valuation agents, is responsible for determining, in good faith, the fair value in accordance with the valuation policy approved by the Board of Directors. If more than one valuation method is used to measure fair value, the results are evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results. The Company considers a range of fair values based upon the valuation techniques utilized and selects the value within that range that was most representative of fair value based on current market conditions as well as other factors RGC’s senior investment team considers relevant.

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

Income Taxes

The Company elected to be treated as a RIC under Subchapter M of the Code beginning with its taxable year ended December 31, 2016, currently qualifies as a RIC, and intends to qualify annually for the tax treatment applicable to RICs. A RIC generally is not subject to U.S. federal income taxes on distributed income and gains so long as it meets certain source-of-income and asset diversification requirements and it distributes at least 90% of its net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any, to its stockholders. So long as the Company maintains its status as a RIC, it generally will not be subject to U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the financial statements of the Company. The Company intends to make sufficient distributions to maintain its RIC status each year and it does not anticipate paying any material U.S. federal income taxes in the future.

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. If the Company determines that the estimated current year taxable income will exceed the estimated dividend distributions for the current year from such income, the Company accrues excise tax on estimated excess taxable income as such taxable income is earned. Differences between taxable income and net increase in net assets resulting from operations either can be temporary, meaning they will reverse in the future, or permanent. In accordance with Section 946-205-45-3 of the ASC, permanent tax differences are reclassified from accumulated undistributed earnings to paid-in-capital at the end of each year and have no impact on total net assets. For more information, refer to "Note 10 – Income Taxes."

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted-average number of common shares outstanding for the period presented. For the three and six months ended June 30, 2023 and 2022, basic and diluted earnings per share of common stock were the same because there were no potentially dilutive securities outstanding. Per share data is based on the weighted-average shares outstanding.

Distributions

Distributions to common stockholders are recorded on the applicable record date. The amount, if any, to be distributed to common stockholders is determined by the Board of Directors each quarter and is generally based upon the Company's earnings estimated by management. Net realized capital gains, if any, are generally distributed at least annually. For more information, refer to "Note 9 – Net Assets."

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

Note 3 – Related Party Agreements and Transactions

Second Amended and Restated Advisory Agreement

On November 29, 2016, the Company’s Board of Directors approved an investment advisory agreement between RGC and the Company, under which RGC, subject to the overall supervision of the Board of Directors, manages the day-to-day operations of and provides investment advisory services to the Company (together with a subsequent amendment thereto, the “Prior Advisory Agreement”). On August 3, 2017, the Board of Directors approved certain amendments to the Prior Advisory Agreement (the “First Amended and Restated Advisory Agreement”) and recommended that the Company’s stockholders approve the First Amended and Restated Advisory Agreement. The First Amended and Restated Advisory Agreement became effective on September 12, 2017 upon approval by the stockholders at a special meeting of stockholders of the Company. On April 7, 2021, the Board of Directors approved certain additional amendments to the advisory agreement (the “Advisory Agreement”) at a virtual meeting and recommended that the Company’s stockholders approve the Advisory Agreement. In reliance upon certain exemptive relief granted by the SEC in connection with the global COVID-19 pandemic, the Board of Directors undertook to ratify the Advisory Agreement at its next in-person meeting which was held in July 2021. The Advisory Agreement became effective on May 27, 2021 upon approval by the stockholders at a special meeting of stockholders of the Company. The Advisory Agreement amended the Prior Advisory Agreement to include certain revisions to the management and incentive fee calculation mechanisms and clarify language relating to liquidity events. On May 2, 2023, the Company's Board of Directors renewed the Advisory agreement for a period of twelve months commencing May 27, 2023. Under the terms of the Advisory Agreement, RGC:

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

Base Management Fee

The base management fee is payable on the first day of each calendar quarter and is calculated on the Company's "Gross Assets" which, for purposes of the Advisory Agreement, is defined as the Company’s gross assets, including assets purchased with borrowed funds or other forms of leverage, as well as any PIK interest, as of the end of the most recently completed fiscal quarter. The base management fee will be an amount equal to 0.375% (1.50% annualized) of the Company’s average daily Gross Assets during the most recently completed calendar quarter, so long as the aggregate amount of the Company’s Gross Assets as of the end of the most recently completed calendar quarter is equal to or greater than $1.0 billion. If the aggregate amount of the Company’s Gross Assets as of the end of the most recently completed calendar quarter is less than $1.0 billion but equal to or greater than $500 million, the base management fee will be an amount equal to 0.40% (1.60% annualized) of the Company’s average daily Gross Assets during the most recently completed calendar quarter. If the aggregate amount of the Company’s Gross Assets as of the end of the most recently completed calendar quarter is less than $500 million, the base management fee will be an amount equal to 0.4375% (1.75% annualized) of the Company’s average daily Gross Assets during the most recently completed calendar quarter.

For the three and six months ended June 30, 2023, RGC earned base management fees at a rate of 1.50% per annum, amounting to $4.3 million and $8.3 million, respectively. For the three and six months ended June 30, 2022, RGC earned base management fees at a rate of 1.60% per annum, amounting to $2.9 million and $5.4 million for the three and six months ended June 30, 2022.

Incentive Fee

The incentive fee, which provides RGC with a share of the income that RGC generates for the Company, consists of an investment-income component and a capital-gains component, which are largely independent of each other, with the result that one component may be payable even if the other is not.

Under the investment-income component (the “Income Incentive Fee”), the Company pays RGC each quarter an incentive fee with respect to the Company’s Pre-Incentive Fee net investment income. The Income Incentive Fee is calculated and payable quarterly in arrears based on the Pre-Incentive Fee net investment income for the immediately preceding fiscal quarter. Payments based on Pre-Incentive Fee net investment income will be based on the Pre-Incentive Fee net investment income earned for the quarter. For this purpose, “Pre-Incentive Fee net investment income” means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial and consulting fees or other fees that the Company receives from portfolio companies) that the Company accrues during the fiscal quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the amended and restated administration were deferred incentive fees payable, both of which are included in incentive fees payable on the Statements of Assets and Liabilities agreement with the Administrator (the “Administration Agreement”), and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee net investment income includes, in the case of investments with a deferred interest feature (such as OID accretion, debt instruments with pay in kind interest and zero coupon securities), accrued income the Company has not yet received in cash; provided, however, that the portion of the Income Incentive Fee attributable to deferred interest features will be paid, only if and to the extent received in cash, and any accrual thereof will be reversed if and to the extent such interest is reversed in connection with any write off or similar treatment of the investment giving rise to any deferred interest accrual, applied in each case in the order such interest was accrued. Such subsequent payments in respect of previously accrued income will not reduce the amounts payable for any quarter pursuant to the calculation of the Income Incentive Fee described above. Pre-Incentive Fee net investment income does not include any realized or unrealized capital gains (losses).

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

Until the consummation of a Spin-Off transaction (defined below), in the event that (a) the sum of the Company’s cumulative net realized losses since the date of the Company’s election to be regulated as a BDC exceeded 2.0% of the total non-control/non-affiliate investments made by the Company since the date of the Company’s election to be regulated as a BDC through the end of the quarter and (b) the Pre-Incentive Fee net investment income adjusted to include any realized capital gains and losses (“Adjusted Pre-Incentive Fee net investment income”), expressed as an annualized rate of return on the value of the Company’s average daily net assets (defined as total assets less liabilities), since the Company’s election to be regulated as a BDC through the end of the quarter was less than 10.0%, no Income Incentive Fee would be payable for such quarter until the first subsequent quarter in which either (x) the sum of the Company’s cumulative net realized losses since the date of the Company’s election to be regulated as a BDC was equal to or less than 2.0% of the total non-control/non-affiliate investments made by the Company since the date of the Company’s election to be regulated as a BDC through the end of such subsequent quarter or (y) the Adjusted Pre-Incentive Fee net investment income, expressed as an annualized rate of return on the value of the Company’s average daily net assets (defined as total assets less liabilities), since the Company’s election to be regulated as a BDC through the of the end of the quarter equals or exceeds 10.0%; provided, however, that in no event would any Income Incentive Fee be payable for any prior quarter after the three-year anniversary of the end of such quarter. For purposes of the Advisory Agreement, a “Spin-Off transaction” includes either a transaction whereby (a) the Company offers its stockholders the option to elect to either (i) retain their ownership of shares of the Company’s common stock, or (ii) exchange their shares of the Company’s common stock for shares of common stock in a newly formed entity (the “Public Fund”) that will elect to be regulated as a BDC under the 1940 Act and treated as a RIC under Subchapter M of the Code (the “Public Fund Spin Off”); or (b) the Company completes a listing of the Company’s securities on any securities exchange (an “Exchange Listing”).

Under the capital gains component of the incentive fee (the “Capital Gains Fee”), the Company will pay RGC, as of the end of each calendar year, 20.0% of the Company’s aggregate cumulative realized capital gains, if any, from the date of the Company’s election to be regulated as a BDC through the end of that calendar year, computed net of the Company’s aggregate cumulative realized capital losses and aggregate cumulative unrealized capital losses through the end of such year, less the aggregate amount of any previously paid Capital Gains Fee. For the foregoing purpose, the Company’s “aggregate cumulative realized capital gains” will not include any unrealized gains. If such amount is negative, then no Capital Gains Fee will be payable for such year.

For the three and six months ended June 30, 2023, RGC earned incentive fees of $4.9 million and $9.5 million, respectively; $3.4 million and $6.9 million of which was payable in cash, respectively, and $1.5 million and $2.6 million was accrued and generated from deferred interest, respectively. For the three and six months ended June 30, 2022, RGC earned incentive fees of $3.6 million and $5.0 million, respectively; of which $3.0 million and $4.1 million was payable in cash, respectively, and $0.6 million and $0.9 million was accrued and generated from deferred interest, respectively. All incentive fees accrued and generated from deferred interest (i.e., PIK and certain discount accretion) are not payable until receipt of respective cash by the Company. As of June 30, 2023, $3.5 million were payable in cash, and $7.3 million were deferred incentive fees payable, both of which are included in incentive fees payable on the Statements of Assets and Liabilities. As of December 31, 2022, $3.8 million were payable in cash, and $5.0 million were deferred incentive fees payable, both of which are included in incentive fees payable on the Statements of Assets and Liabilities.

The capital gains incentive fee consists of fees related to realized gains and losses and unrealized capital losses. With respect to the incentive fee expense accrual related to the capital gains incentive fee, U.S. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized gains in the calculation, as a capital gains incentive fee would be payable if such unrealized gains were realized even though such unrealized gains are not permitted to be considered in calculating the fee actually payable under the Advisory Agreement. As of each of June 30, 2023 and December 31, 2022, there was no capital gains incentive fee accrued, earned or payable to RGC under the Advisory Agreement.

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

No Income Incentive Fee or Capital Gains Fee will be payable in connection with the Public Fund Spin-Off unless, on the date of the completion of the Public Fund Spin-Off, the sum of the Company’s (i) Pre-Incentive Fee net investment income and (ii) realized capital gains less realized capital losses and unrealized capital losses from the date of the Company’s election to be regulated as a BDC through, and including, the date of the completion of the Public Fund Spin-Off, is greater than 8.0% of the cumulative net investments made by the Company since the Company’s election to be regulated as a BDC.

Administration Agreement

The Company reimburses the Administrator for the allocable portion of overhead expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including furnishing the Company with office facilities, equipment and clerical, bookkeeping and recordkeeping services at such facilities, as well as providing other administrative services. In addition, the Company reimburses the Administrator for the fees and expenses associated with performing compliance functions, and the Company’s allocable portion of the compensation of certain of its officers, including the Company’s Chief Financial Officer, Chief Compliance Officer and any administrative support staff, as well as any expenses paid by the Administrator on the Company's behalf.

For the three months ended June 30, 2023, the Company incurred $0.6 million of Administration agreement expenses, of which $0.3 million was payable to a third-party service provider and $0.3 million was overhead allocation expense. For the six months ended June 30, 2023, the Company incurred $1.2 million of Administration agreement expenses, of which $0.6 million was payable to a third-party service provider and $0.6 million was overhead allocation expense. As of June 30, 2023, the Company had accrued a net payable to the Administrator of $0.2 million and a payable to the third-party service provider of $0.2 million, which are included in Accrued expenses and other liabilities on the Statement of Assets and Liabilities. For the three months ended June 30, 2022, the Company incurred $0.4 million of Administration agreement expenses, of which $0.2 million was payable to a third-party service provider and $0.2 million was overhead allocation expense. For the six months ended June 30, 2022, the Company incurred $0.9 million of Administration agreement expenses, of which $0.4 million was payable to a third-party service provider and $0.5 million was overhead allocation expense. As of June 30, 2022, the Company had accrued a net payable to the Administrator of $0.2 million and a payable to the third-party service provider of $0.5 million, which are included in Accrued expenses and other liabilities on the Statement of Assets and Liabilities.

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

Strategic Relationship

In December 2016, the Company and RGC entered into a strategic relationship with Oaktree Capital Management, L.P (“Oaktree”). In connection with the strategic relationship, OCM Growth Holdings ("OCM") purchased an aggregate of 14,571,334 shares of the Company's common stock for an aggregate purchase price of $219.3 million in the Company's Initial Private Offering and Second Private Offering. As of June 30, 2023, OCM owns 21,054,667 shares of the Company's common stock or approximately 52% of the Company's outstanding shares. Pursuant to an irrevocable proxy, certain shares held by OCM must be voted in the same proportion that the Company's other stockholders vote their shares. Of the 21,054,667 shares of Company’s common stock owned by OCM, 19,895,508 shares, or approximately 49% of the Company’s outstanding shares, are subject to this proxy voting arrangement.

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

Note 4 – Investments

Control and Affiliate Investments

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

The Company’s affiliate and control investments as of June 30, 2023 along with the transactions during the six months ended June 30, 2023 are as follows:

		For the Six Months Ended June 30, 2023
		Amount of Investment Income Earned 2023	Fair Value as of December 31, 2022	Gross Additions(1)	Gross Reductions(2)		Net Realized Gains (Losses)		Net Change in Unrealized Gain (Loss)	Fair Value as of June 30, 2023(3)
Portfolio Company	Investment Description
Affiliate Investments
Senior Secured Term Loans
Gynesonics, Inc.	SOFR+8.75%, 8.00% ceiling, 5.00% ETP, due 11/30/2026	$885	$—	$25,739	$		$		$(2,615)	$23,124
	Total Senior Secured Term Loans	885	—	25,739		—		—	(2,615)	23,124

Preferred Stocks
Gynesonics, Inc.	Series A-2 Preferred Stock	—	—	25,000		—		—	(3,182)	21,818
	Total Preferred Stocks	—	—	25,000		—		—	(3,182)	21,818
Common Stocks
Coginiti Corp	Common Stock	—	1,174	—		—		—	(260)	914
	Total Common Stocks	—	1,174	—		—		—	(260)	914
Warrants
Coginiti Corp	Warrant for common stock, expires 3/09/2030	—	910	—		—		—	(42)	868
Gynesonics, Inc.	Success fee	—	—	313		—		—	10	323
	Total Warrants	—	910	313		—		—	(32)	1,191
Total Affiliate Investments		$885	$2,084	$51,052		$—		$—	$(6,089)	$47,047
Control Investments
Senior Secured Term Loans
Pivot3, Inc.	LIBOR+8.50% PIK, 11.00% floor, 4.00% ETP, due 7/15/2023	—	9,290	—		(1,209)		—	3,532	11,613
	Total Senior Secured Term Loans	—	9,290	—		(1,209)		—	3,532	11,613
Total Control Investments		$—	$9,290	$—		$(1,209)		$—	$3,532	$11,613

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
(3)
All investments in the portfolio companies, which as of June 30, 2023 represented 10.22% of the Company’s net assets, may be deemed to be restricted securities under the Securities Act, and were valued at fair value as determined in good faith by the Company’s Board of Directors.

The Company’s affiliate and control investments as of December 31, 2022, along with the transactions during the year ended December 31, 2022 are as follows:

			For the Year Ended December 31, 2022
		Amount of Investment Income Earned 2022	Fair Value as of December 31, 2021	Gross Additions(1)	Gross Reductions(2)	Net Realized Gains (Losses)	Net Change in Unrealized Gain (Loss)	Fair Value as of December 31, 2022(3)
Portfolio Company	Investment Description
Affiliate Investments
Senior Secured Term Loans
Coginiti Corp	LIBOR+9.50% PIK, 10.81% floor, due 12/15/2022	$109	$—	$930	$(930)	$—	$—	$—
Total Senior Secured Term Loans		109	—	930	(930)	—	—	—
Common Stocks
Coginiti Corp	Common Stock	—	—	4,551	—	—	(3,377)	1,174
Total Common Stocks		—	—	4,551	—	—	(3,377)	1,174
Warrants
Coginiti Corp	Warrant for Common Stock, exercise price $0.01/share, expires 3/9/2030	—	—	1,009	—	—	(99)	910
Total Warrants		—	—	1,009	—	—	(99)	910
Total Affiliate Investments		$109	$—	$6,490	$(930)	$—	$(3,476)	$2,084
Control Investments
Senior Secured Term Loans
Mojix, Inc.	LIBOR+12.00% , 12.00% cash cap, 5% ETP, due 1/15/2025	$2,287	$7,568	$1,987	$(8,489)	$—	$(1,066)	$—
	LIBOR+12.00% , 12.00% cash cap, 5% ETP, due 1/15/2025	744	2,523	647	(2,818)	—	(352)	—
	LIBOR+12.00% , 12.00% cash cap, 5% ETP, due 1/15/2025	184	630	160	(704)	—	(86)	—
	LIBOR+12.00% , 12.00% cash cap, 5% ETP, due 1/15/2025	185	629	161	(703)	—	(87)	—
	LIBOR+12.00% , 12.00% cash cap, 5% ETP, due 1/15/2025	374	1,253	327	(1,400)	—	(180)	—
	LIBOR+12.00% , 12.00% cash cap, 5% ETP, due 1/15/2025	291	1,008	266	(1,090)	—	(184)	—
Pivot3, Inc.	LIBOR+8.50% PIK, 11.00% floor, due 11/15/2022	—	14,650	—	—	—	(5,360)	9,290
Total Senior Secured Term Loans		4,065	28,261	3,548	(15,204)	—	(7,315)	9,290
Preferred Stocks
Mojix, Inc.	Series A-1 Preferred Stock	32	870	—	(800)	—	(70)	—
Pivot3 Holdings, Inc.	Series 1 Preferred Stock	—	—	—	—	(2,000)	2,000	—
Total Preferred Stocks		32	870	—	(800)	(2,000)	1,930	—
Warrants
Mojix, Inc.	Warrant for Common Stock, exercise price $1.286/share, expires 12/13/2030	—	—	—	(119)	—	119	—
	Warrant for Common Stock, exercise price $2.1286/share, expires 12/13/2030	—	—	—	(298)	—	298	—
	Warrant for Common Stock, exercise price $5.57338/share, expires 12/13/2030	—	—	—	(829)	—	829	—
Total Warrants		—	—	—	(1,246)	—	1,246	—
Total Control Investments		$4,097	$29,131	$3,548	$(17,250)	$(2,000)	$(4,139)	$9,290

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
(3)
All investments in the portfolio company, which as of December 31, 2022 represented 1.97% of the Company’s net assets, may be deemed to be restricted securities under the Securities Act, and were valued at fair value as determined in good faith by the Company’s Board of Directors.

Portfolio Composition

The following tables show the fair value of the Company's portfolio of investments by geographic region and industry as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
Geographic Region	Investments at Fair Value	Percentage of Net Assets	Investments at Fair Value	Percentage of Net Assets
Western United States	$346,340	60.35%	$346,372	60.13%
Northeastern United States	328,179	57.18	351,654	61.04
Midwestern United States	89,117	15.53	74,745	12.98
South Central United States	85,414	14.88	85,000	14.76
Southeastern United States	81,200	14.15	74,797	12.98
United Kingdom	75,874	13.22	60,783	10.55
Germany	48,357	8.43	46,499	8.07
Northwestern United States	26,573	4.63	72,615	12.61
Canada	14,267	2.49	13,844	2.40
Total	$1,095,321	190.86%	$1,126,309	195.52%

	June 30, 2023		December 31, 2022
Industry	Investments at Fair Value	Percentage of Net Assets	Investments at Fair Value	Percentage of Net Assets
Health Care Technology	$260,336	45.36%	240,844	41.81%
Application Software	184,816	32.20	184,084	31.96
Human Resource & Employment Services	113,256	19.73	97,788	16.98
Internet Software and Services	100,026	17.43	149,780	26.00
Data Processing & Outsourced Services	98,517	17.16	97,404	16.91
Electronic Equipment & Instruments	91,688	15.98	78,114	13.56
System Software	82,745	14.42	78,274	13.58
Property & Casualty Insurance	63,631	11.09	49,440	8.58
Internet & Direct Marketing Retail	57,911	10.09	55,986	9.72
Education Services	25,486	4.44	25,305	4.39
Health Care Equipment	15,120	2.64	27,433	4.76
Technology Hardware, Storage & Peripherals	1,283	0.23	1,068	0.19
Specialized Consumer Services	389	0.07	796	0.14
Biotechnology	117	0.02	39,925	6.93
Computer & Electronics Retail	-	-	68	0.01
Total	$1,095,321	190.86%	$1,126,309	195.52%

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

Warrants provide exposure and potential gains upon equity gains of the portfolio company’s equity value. A warrant has a limited life and expires on a certain date. As a warrant’s expiration date approaches, the time value of the warrant will decline. In addition, if the stock underlying the warrant declines in price, the intrinsic value of an “in the money” warrant will decline. Further, if the price of the stock underlying the warrant does not exceed the strike price of the warrant on the expiration date, the warrant will expire worthless. As a result, there is the potential for the entire value of an investment in a warrant to be lost. The Company’s volume of warrant investment activity is closely correlated to its primary senior secured loans to portfolio companies. For the three and six months ended June 30, 2023, the Company had net realized gains (losses) of $0.0 million and $(1.2) million, respectively, and a net unrealized gain (loss) of $(0.9) million and $(2.6) million, respectively, from its investments in warrants. For the three and six months ended June 30, 2022, the Company had net realized gains (losses) of $0.0 million and $(0.3) million, respectively, and a net unrealized gain (loss) of ($1.0) million and $0.2 million, respectively, from its investments in warrants. Realized gains (losses) from warrants are included in the respective control, affiliate, or non-control/non-affiliate Net realized gain (loss) on investments on the Statement of Operations. Net change in unrealized gain (loss) from investments in warrants is included in the respective control, affiliate, or non-control/non-affiliate Net change in unrealized gain (loss) on investments on the Statement of Operations.

Counterparty risk exists from the potential failure of an issuer of warrants to settle its exercised warrants. The maximum risk of loss from counterparty risk is the fair value of the contracts and the purchase price of the warrants. The Company’s Board of Directors considers the effects of counterparty risk when determining the fair value of its investments in warrants.

Note 5 – Fair Value of Financial Instruments

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820. Refer to "Note 2  –  Summary of Significant Accounting Policies" for a discussion of the Company’s policies.

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of June 30, 2023 and December 31, 2022 (in thousands):

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Term Loans	$—	$—	$1,030,136	$1,030,136
Second Lien Term Loans	—	—	14,064	14,064
Preferred Stock	12,938	—	22,072	35,010
Common Stock	1,337	—	913	2,250
Warrants	—	134	13,727	13,861
Total Portfolio Investments	14,275	134	1,080,912	1,095,321
Cash equivalents	37,586	—	—	37,586
Total	$51,861	$134	$1,080,912	$1,132,907

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Term Loans	$—	$—	$1,080,121	$1,080,121
Second Lien Term Loans	—	—	13,654	13,654
Preferred Stock	12,335	—	347	12,682
Common Stock	501	1,422	1,174	3,097
Warrants	—	105	16,650	16,755
Total Portfolio Investments	12,836	1,527	1,111,946	1,126,309
Cash equivalents	5,590	—	—	5,590
Total	$18,426	$1,527	$1,111,946	$1,131,899

The Company transfers investments in and out of Levels 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

The following table presents a rollforward of Level 3 assets measured at fair value as of June 30, 2023 (in thousands):

	Preferred Stock	Common Stock	Senior Secured Term Loans	Second Lien Term Loans	Warrants	Total
Fair value at December 31, 2022	$347	$1,174	$1,080,121	$13,654	$16,650	$1,111,946
Transfers out of Level 3	—	—	—	—	—	—
Purchases of investments(1)	25,000	—	37,689	—	851	63,540
PIK interest	—	—	9,434	349	—	9,783
Sales or repayments of investments(1)	—	—	(105,672)	—	—	(105,672)
Net realized gain (loss)	—	—	—	—	(1,178)	(1,178)
Net change in unrealized gain (loss)	(3,275)	(261)	3,640	6	(2,596)	(2,486)
Amortization of fixed income premiums or accretion of discounts	—	—	4,924	55	—	4,979
Fair value at June 30, 2023	$22,072	$913	$1,030,136	$14,064	$13,727	$1,080,912
Net change in unrealized gain (loss) on Level 3 investments still held as of June 30, 2023	$(3,275)	$(259)	$3,844	$6	$(3,890)	$(3,574)

(1)
Net of reorganization and restructuring of investments.

The following table presents a rollforward of Level 3 assets measured at fair value as of June 30, 2022 (in thousands):

	Preferred Stock	Common Stock	Senior Secured Term Loans	Second Lien Term Loans	Warrants	Total
Fair value at December 31, 2021	$1,332	$—	$623,054	$12,873	$20,087	$657,346
Transfers out of Level 3	—	—	—	—	—	—
Purchases of investments(1)	—	4,551	227,444	—	1,478	233,473
PIK interest	—	—	4,811	319	—	5,130
Sales or repayments of investments(1)	(800)	—	(88,172)	—	(1,508)	(90,480)
Net realized gain (loss)	—	—	—	—	(267)	(267)
Net change in unrealized gain (loss)	(123)	(3,226)	(11,656)	—	159	(14,846)
Amortization of fixed income premiums or accretion of discounts	—	—	3,515	56	—	3,571
Fair Value at June 30, 2022	$409	$1,325	$758,996	$13,248	$19,949	$793,927
Net change in unrealized gain (loss) on Level 3 investments still held as of June 30, 2022	$(53)	$(3,226)	$(10,761)	$—	$(1,407)	$(15,447)

(1)
Net of reorganization and restructuring of investments.

The following table provides quantitative information regarding Level 3 fair value measurements as of June 30, 2023 (in thousands):

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Senior Secured Term Loans(1)	$1,000,168	Discounted Cash Flow analysis	Discount rate	11.0% - 26.9% (15.0%)
		Market approach	Origination yield	10.5% - 17.1% (13.3%)
	29,968	PWERM	Discount rate	30.0% - 39.7% (35.9%)
Second Lien Term Loans (1)	14,064	Discounted Cash Flow analysis	Discount rate	16.1% - 16.1% (16.1%)
		Market approach	Origination yield	16.7% - 16.7% (16.7%)
Preferred Stock	254	Recent private market and merger and acquisition transaction prices	N/A	N/A
	21,818	PWERM	Discount rate	28.0% - 28.0% (28.0%)
Common Stock	913	Recent private market and merger and acquisition transaction prices	N/A	N/A
Warrants(2)	9,084	Option pricing model	Risk-free interest rate	0.0% - 5.5% (4.0%)
			Average industry volatility	30.0% - 104.5% (48.7%)
			Estimated time to exit	0.5 - 5.0 (2.5 years)
			Revenue multiples	1.02x - 36.13x (4.81x)
	4,643	PWERM	Discount rate	20.0% - 40.0% (32.8%)
			Revenue multiples	2.41x - 196.95x (17.13x)
Total Level 3 Investments	$1,080,912

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2022 (in thousands):

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Senior Secured Term Loans(1)	$1,053,748	Discounted Cash Flow analysis	Discount rate	11.1% - 28.0% (15.2%)
		Market approach	Origination yield	10.5% - 19.3% (12.9%)
	26,373	PWERM	Discount rate	27.4% - 37.4% (30.9%)
Second Lien Term Loans (1)	13,654	Discounted Cash Flow analysis	Discount rate	16.1% - 16.1% (16.1%)
		Market approach	Origination yield	12.2% - 12.2% (12.2%)
Preferred Stock	347	Recent private market and merger and acquisition transaction prices	N/A	N/A
Common Stock	1,174	Recent private market and merger and acquisition transaction prices	N/A	N/A
Warrants(2)	10,246	Option pricing model	Risk-free interest rate	2.7% - 4.9% (4.3%)
			Average industry volatility	25.0% - 98.4% (49.0%)
			Estimated time to exit	0.5 - 5.0 (2.2 years)
			Revenue multiples	1.16x - 88.63x (5.47x)
	6,404	PWERM	Discount rate	20.0% - 40.0% (34.6%)
			Revenue multiples	2.35x - 199.38x (13.10x)
Total Level 3 Investments	$1,111,946

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
(2)
The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are inputs used in the OPM, which include industry volatility, risk free interest rate and estimated time to exit. The Equity Allocation model and the Black Scholes model were the main OPMs used during the period ended June 30, 2023 and the year ended December 31, 2022. Probability Weighted Expected Return Models (“PWERM”) and other techniques were used as determined appropriate. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. However, a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase (decrease) in the unobservable inputs. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.

Fair Value of Financial Instruments Reported at Cost

The fair value of the Company’s Credit Facility, April 2026 Notes, December 2026 Notes, July 2027 Notes, August 2027 Notes, and December 2027 Notes (as defined in "Note 7 – Borrowings") is estimated using the relative market yield approach. The fair value of the Company's Credit Facility, December 2026 Notes and August 2027 Notes are estimated using Level 3 inputs by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date. The fair value of the Company's July 2027 Notes and December 2027 Notes is based on vendor pricing received by the Company, which is considered a Level 2 input, and reflects the market close price of the notes traded on the Nasdaq Global Select Market LLC under the symbol "RWAYL" and "RWAYZ", respectively.

As of both June 30, 2023, and December 31, 2022, the carrying value of the Credit Facility, April 2026 Notes, July 2027 Notes, August 2027 Notes, and December 2027 Notes approximates fair value. As of June 30, 2023, the fair value of the December 2026 Notes was approximately $53.6 million and the carrying value was approximately $69.3 million, net of unamortized deferred debt costs of $0.7 million. As of December 31, 2022, the fair value of the December 2026 Notes was approximately $57.0 million and the carrying value was approximately $69.2 million, net of unamortized deferred debt costs of $0.8 million.

Note 6 – Concentration of Credit Risk

In the normal course of business, the Company maintains its cash balances at large, high credit-quality financial institutions, which at times may exceed federally insured limits. The Company is subject to credit risk to the extent that any financial institution with which it conducts business is unable to fulfill contractual obligations on its behalf. The Company monitors the financial condition of those financial institutions and believes that risk of loss associated with any uninsured balance is remote.

The amount of loss due to credit risk from the Company's investments, if borrowers completely fail to perform according to the terms of the loan agreement, is equal to the sum of the Company’s recorded investments and the portion of unfunded commitments currently eligible to be drawn. Refer to "Note 8 – Commitments and Contingencies" for a summary of the aggregate balance of unfunded as of June 30, 2023. The Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property.

As of June 30, 2023 and December 31, 2022, the Company’s five largest portfolio companies represented approximately 34.20% and 30.02%, respectively, of the total fair value of the Company’s debt investments in portfolio companies. As of June 30, 2023 and December 31, 2022, the Company had 13 and 16 portfolio companies, respectively, that represented 5% or more of the Company’s net assets.

Note 7 – Borrowings

The following table shows the Company's borrowings as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023				December 31, 2022
	Total Commitment	Principal	Deferred Debt Cost(1)	Carrying Value	Total Commitment	Principal	Deferred Debt Cost(1)	Carrying Value
Credit Facility	$500,000	$310,000	$(4,582)	$305,418	$425,000	$337,000	$(4,640)	$332,360
April 2026 Notes	25,000	25,000	(293)	24,707	—	—	—	—
December 2026 Notes	70,000	70,000	(682)	69,318	70,000	70,000	(818)	69,182
July 2027 Notes	80,500	80,500	(2,202)	78,298	80,500	80,500	(2,380)	78,120
August 2027 Notes	20,000	20,000	(581)	19,419	20,000	20,000	(653)	19,347
December 2027 Notes	51,750	51,750	(1,637)	50,113	51,750	51,750	(1,802)	49,948
Total	$747,250	$557,250	$(9,977)	$547,273	$647,250	$559,250	$(10,293)	$548,957

(1) Net of accumulated amortization.

For the three months ended June 30, 2023 and 2022, the components of interest expense, amortization of deferred debt costs, and the unused fees on the Credit Facility (as defined below) on the Company's borrowings were as follows (dollars in thousands):

	Interest Expense	Amortization of Deferred Debt Costs	Unused Facility and Other Fees (1)	Total Interest and Other Debt Financing Expenses	Weighted Average Cost of Debt
Three Months Ended June 30, 2023
Credit Facility	$6,290	$426	$250	$6,966	8.95%
April 2026 Notes	463	23	—	486	8.95%
December 2026 Notes	744	48	—	792	4.53%
July 2027 Notes	1,509	142	—	1,651	8.21%
August 2027 Notes	350	37	—	387	7.74%
December 2027 Notes	1,035	93	—	1,128	8.71%
Total	$10,391	$769	$250	$11,410

Three Months Ended June 30, 2022
Credit Facility	$871	$196	$484	$1,551	7.16%
December 2026 Notes	739	46	—	785	4.49%
Total	$1,610	$242	$484	$2,336
(1)
Unused facility and other fees for the three months ended June 30, 2022 include supplemental fees of $0.2 million, which were incurred only in the first half of 2022 and were nonrecurring in nature.

For the six months ended June 30, 2023 and 2022, the components of interest expense, amortization of deferred debt costs, and the unused fees on the Credit Facility (as defined below) on the Company's borrowings were as follows (dollars in thousands):

	Interest Expense	Amortization of Deferred Debt Costs	Unused Facility and Other Fees (1)	Total Interest and Other Debt Financing Expenses	Weighted Average Cost of Debt
Six Months Ended June 30, 2023
Credit Facility	$12,699	$820	$422	$13,941	8.65%
April 2026 Notes	463	23	—	486	8.90%
December 2026 Notes	1,488	100	—	1,588	4.54%
July 2027 Notes	3,018	271	—	3,289	8.17%
August 2027 Notes	700	72	—	772	7.72%
December 2027 Notes	2,070	184	—	2,254	8.71%
Total	$20,438	$1,470	$422	$22,330

Six Months Ended June 30, 2022
Credit Facility	$1,235	$314	$1,039	$2,588	8.05%
December 2026 Notes	1,247	80	—	1,327	4.50%
Total	$2,482	$394	$1,039	$3,915

(1)
Unused facility and other fees for the six months ended June 30, 2022 include supplemental fees of $0.4 million, which were incurred only in the first half of 2022 and were nonrecurring in nature.

Credit Facility

On May 31, 2019, the Company entered into a Credit Agreement with KeyBank National Association, acting as administrative agent and syndication agent and the other lenders party thereto, which initially provided the Company with a $100.0 million commitment, subject to borrowing base requirements (as amended and restated from time to time, the “Credit Facility”). As of June 30, 2023, the Company had $500.0 million in total commitments available under the Credit Facility. The availability period under the Credit Facility expires on April 20, 2025 and is followed by a one-year amortization period. The stated maturity date under the Credit Facility is April 20, 2026, unless extended.

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

For the three and six months ended June 30, 2023, the weighted average outstanding principal balance was $311.4 million and $322.3 million, respectively, and the weighted average effective interest rate was 8.10% and 7.95%, respectively. For the three and six months ended June 30, 2022, the weighted average outstanding principal balance was $86.7 million and $64.3 million, respectively, and the weighted average effective interest rate was 4.03% and 3.38%, respectively.

2026 Notes

On December 10, 2021, the Company entered into a master note purchase agreement, completing a private debt offering of $70.0 million in aggregate principal amount of 4.25% interest-bearing unsecured Series 2021A Senior Notes due 2026 (the “December 2026 Notes”) to institutional accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended (the "Securities Act")). The December 2026 Notes were issued in two closings; the initial issuance of $20.0 million closed on December 10, 2021 and the second issuance of $50.0 million closed on February 10, 2022. On April 13, 2023, the Company completed the first supplement to the master note purchase agreement, resulting in an additional private debt offering of $25.0 million in aggregate principal amount of 8.54% interest-bearing unsecured Series 2023A Senior Notes due 2026 (the “April 2026 Notes”) to institutional accredited investors (as defined in the Securities Act). The December 2026 Notes and the April 2026 Notes (collectively the "2026 Notes") are subject to a 1.00% increase in the respective interest rates in the event that, subject to certain exceptions, the 2026 Notes cease to have an investment grade rating or receive an investment grade rating below the Investment Grade (as defined in the master note purchase agreement). The 2026 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

December 2026 Notes

The December 2026 Notes bear an interest rate of 4.25% per year and are due on December 10, 2026, unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the December 2026 Notes will be due semiannually in arrears on June 10 and December 10 of each year, commencing on June 10, 2022.

Aggregate costs in connection with the December 2026 Notes issuance were $1.0 million, and were capitalized and deferred. As of June 30, 2023 and December 31, 2022, unamortized deferred debt costs related to the December 2026 Notes were $0.7 million and $0.8 million, respectively.

April 2026 Notes

The April 2026 Notes bear an interest rate of 8.54% per year and are due on April 13, 2026, unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the April 2026 Notes will be due semiannually in arrears on April 13 and October 13 of each year, commencing on October 13, 2023.

Aggregate costs in connection with the April 2026 Notes issuance were $0.3 million, and were capitalized and deferred. As of June 30, 2023 , unamortized deferred debt costs related to the April 2026 Notes were $0.3 million.

2027 Notes

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

Aggregate costs in connection with the July 2027 Notes issuance, including the underwriter’s discount and commissions, were $2.6 million, and were capitalized and deferred. As of June 30, 2023 and December 31, 2022, unamortized deferred debt costs related to the July 2027 Notes were $2.2 million and $2.4 million, respectively.

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

Aggregate costs in connection with the August 2027 Notes issuance were $0.7 million, and were capitalized and deferred. As of June 30, 2023 and December 31, 2022, unamortized deferred debt costs related to the August 2027 Notes were $0.6 million and $0.7 million, respectively.

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

Aggregate costs in connection with the December 2027 Notes issuance, including the underwriter's discount and commissions, were $1.8 million, and were capitalized and deferred. As of June 30, 2023 and December 31, 2022, unamortized deferred debt costs related to the December 2027 Notes were $1.6 million and $1.8 million, respectively.

Note 8 – Commitments and Contingencies

Commitments

The following table provides the Company’s contractual obligations as of June 30, 2023 (in thousands):

		Payments Due by Period
Contractual Obligations (1)	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 Years
Borrowings (2)
Credit Facility	$310,000	$—	$310,000	$—	$—
2026 Notes	95,000	—	25,000	70,000	—
2027 Notes	152,250	—	—	152,250	—
Total Borrowings	557,250	—	335,000	222,250	—
Deferred Incentive Fees	7,268	838	2,404	2,167	1,859
Total	$564,518	$838	$337,404	$224,417	$—
(1)
Excludes interest payable on borrowings, accrued expenses, and commitments to extend credit to the Company’s portfolio companies.
(2)
Amounts represent future principal repayments and not the carrying value of each liability (refer to “Note 7 – Borrowings”).

The following table provides the Company’s contractual obligations as of December 31, 2022 (in thousands):

		Payments Due by Period
Contractual Obligations (1)	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 Years
Borrowings (2)
Credit Facility	$337,000	$—	$—	$337,000	$—
2026 Notes	70,000	—	—	70,000	—
2027 Notes	152,250	—	—	152,250	—
Total Borrowings	559,250	—	—	559,250	—
Deferred Incentive Fees	5,009	674	1,760	1,023	1,552
Total	$564,259	$674	$1,760	$560,273	$—
(1)
Excludes interest payable on borrowings, accrued expenses, and commitments to extend credit to the Company’s portfolio companies.
(2)
Amounts represent future principal repayments and not the carrying value of each liability (refer to “Note 7 – Borrowings”).

Contingencies

The Company and RGC are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, the Company or RGC may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. The Company's business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of any such legal proceedings cannot be predicted with certainty, the Company does not expect that any such proceedings will have a material effect upon our financial condition or results of operations.

Off-balance Sheet Arrangements

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. These unfunded contractual commitments to provide funds to portfolio companies are not reflected on our balance sheet. The availability of such unfunded loan commitments is subject to the specific terms and conditions of each contract, which may include, among other things, portfolio company performance requirements and time-based cancellation provisions. As a result, only a portion of unfunded commitments is currently eligible to be drawn.

The Company's unfunded loan commitments to provide debt financing to its portfolio companies amounted to $234.3 million and $315.7 million as of June 30, 2023 and December 31, 2022, respectively, shown in the table below (in thousands):

Portfolio Company	Investment Type	June 30, 2023	December 31, 2022
3PL Central LLC (dba Extensiv)	Senior Secured Term Loan	$12,000	$15,000
Brivo, Inc.	Senior Secured Term Loan	12,000	16,000
CloudPay, Inc.	Senior Secured Term Loan	—	15,000
Dtex Systems, Inc.	Senior Secured Term Loan	10,000	15,000
EBR Systems, Inc.	Senior Secured Term Loan	10,000	30,000
Intellisite Holdings, Inc. (dba Epic IO Technologies, Inc.)	Senior Secured Term Loan	—	6,000
Interactions Corporation	Senior Secured Term Loan	10,000	10,000
Kin Insurance, Inc.	Senior Secured Term Loan	11,111	25,000
Madison Reed, Inc.	Senior Secured Term Loan	2,400	2,400
Moximed, Inc.	Senior Secured Term Loan	15,000	15,000
Nalu Medical, Inc.	Senior Secured Term Loan	25,000	25,000
Revelle Aesthetics, Inc.	Senior Secured Term Loan	—	12,500
Route 92 Medical, Inc.	Senior Secured Term Loan	41,564	42,000
SetPoint Medical Corporation	Senior Secured Term Loan	40,000	40,000
Skillshare, Inc.	Senior Secured Term Loan	15,000	15,000
Snagajob.com, Inc.	Senior Secured Term Loan	6,785	6,785
Synack, Inc.	Senior Secured Term Loan	23,480	25,000
Total unused commitments to extend financing		$234,340	$315,685

Note 9 – Net Assets

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

Repurchase Program

On February 24, 2022, the Board of Directors approved a repurchase program (the “Repurchase Program”) under which the Company could have repurchased up to $25.0 million of its outstanding common stock. Under the Repurchase Program, the Company could have repurchased shares at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. As of June 30, 2023 and December 31, 2022, the Company had repurchased 871,345 shares of the Company's common stock under the Repurchase Program for an aggregate purchase price of $10.8 million. The Board of Directors did not renew the Repurchase Program, and it expired on February 24, 2023.

Dividend Reinvestment Plan

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

During the three and six months ended June 30, 2023, the Company purchased 63,291 and 127,505 shares of common stock in the open market under the Dividend Reinvestment Plan for a total of $0.7 million and $1.5 million, respectively. During the three and six months ended June 30, 2022, the Company purchased 167,614 and 679,836 shares, respectively, of common stock in the open market and under the Dividend Reinvestment Plan for a total of $2.2 million and $9.6 million, respectively.

Distributions

The Company intends to pay quarterly distributions to its stockholders out of assets legally available for distribution. All distributions will be paid at the discretion of the Board of Directors and will depend on the Company's earnings, financial condition, maintenance of RIC status for income tax purposes, compliance with applicable BDC regulations and such other factors as the Board of Directors may deem relevant from time to time.

For the three and six months ended June 30, 2023, the Company declared and paid dividends in the amount of $18.2 million and $36.5 million, respectively, of which $17.5 million and $34.9 million, respectively, was distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s Dividend Reinvestment Plan. For the three and six months ended June 30, 2022, the Company declared dividends in the amount of $12.4 million, and $23.6 million of which $10.2 million and $13.9 million, respectively, was distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s Dividend Reinvestment Plan.

The following table summarized the distributions declared and paid since inception through June 30, 2023:

Declaration Date	Type	Record Date	Payment Date	Amount per Share
May 3, 2018	Quarterly	May 15, 2018	May 31, 2018	$0.15
July 26, 2018	Quarterly	August 15, 2018	August 31, 2018	$0.25
November 1, 2018	Quarterly	October 31, 2018	November 15, 2018	$0.35
March 22, 2019	Quarterly	March 22, 2019	March 26, 2019	$0.40
May 2, 2019	Quarterly	May 7, 2019	May 21, 2019	$0.45
May 2, 2019	Quarterly	May 31, 2019	July 16, 2019	$0.46
July 30, 2019	Quarterly	August 5, 2019	August 26, 2019	$0.45
September 27, 2019	Quarterly	September 30, 2019	November 12, 2019	$0.04
December 9, 2019	Quarterly	December 10, 2019	December 23, 2019	$0.40
March 5, 2020	Quarterly	March 6, 2020	March 20, 2020	$0.40
May 7, 2020	Quarterly	May 8, 2020	May 21, 2020	$0.35
August 5, 2020	Quarterly	August 6, 2020	August 20, 2020	$0.36
October 1, 2020	Quarterly	October 1, 2020	November 12, 2020	$0.38
March 4, 2021	Quarterly	March 5, 2021	March 19, 2021	$0.37
April 29, 2021	Quarterly	April 30, 2021	May 13, 2021	$0.37
July 19, 2021	Quarterly	July 20, 2021	August 12, 2021	$0.34
October 28, 2021	Quarterly	November 8, 2021	November 22, 2021	$0.25
February 24, 2022	Quarterly	March 8, 2022	March 22, 2022	$0.27
April 28, 2022	Quarterly	May 10, 2022	May 24, 2022	$0.30
July 28, 2022	Quarterly	August 9, 2022	August 23, 2022	$0.33
October 27, 2022	Quarterly	November 8, 2022	November 22, 2022	$0.36
February 23, 2023	Quarterly	March 7, 2023	March 21, 2023	$0.40
February 23, 2023	Supplemental	March 7, 2023	March 21, 2023	$0.05
May 2, 2023	Quarterly	May 15, 2023	May 31, 2023	$0.40
May 2, 2023	Supplemental	May 15, 2023	May 31, 2023	$0.05

Note 10 – Income Taxes

The Company elected to be treated as a RIC under Subchapter M of the Code starting with its taxable year ended December 31, 2016. The Company currently qualifies and intends to qualify annually for the tax treatment applicable to RICs. A RIC generally is not subject to U.S. federal income taxes on distributed income and gains so long as it meets certain source-of-income and asset diversification requirements and it distributes at least 90% of its net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any, to its stockholders. So long as the Company maintains its status as a RIC, it generally will not be subject to U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the financial statements of the Company. The Company intends to make sufficient distributions to maintain its RIC status each year and it does not anticipate paying any material United States federal income taxes in the future.

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

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized gain (loss) on investments for federal income tax purposes as of and for the period ended June 30, 2023 and the year ended December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Tax cost on investments	$1,119,938	$1,149,902
Change in unrealized gain on a tax basis	$12,941	$9,207
Change in unrealized loss on a tax basis	(37,558)	(32,800)
Net unrealized gain (loss) on a tax basis	$(24,617)	$(23,593)

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes ("ASC 740"). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in Consolidated Financial Statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions deemed to meet a "more-likely-than-not" threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statements of Operations. There were no material uncertain income tax positions at June 30, 2023 or December 31, 2022. Although the Company files federal and state tax returns, the Company's major tax jurisdiction is federal. The previous three tax year-ends and the interim tax period since then remain subject to examination by the Internal Revenue Service.

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

Note 11 – Financial Highlights

The following table sets forth the financial highlights for the six months ended June 30, 2023 and 2022 (in thousands, except for per share data and ratios):

	Six Months Ended June 30,
	(In thousands, except share and per share data)
	2023	2022
Per Share Data(1):
Net asset value at beginning of period	$14.22	$14.65
Net investment income	0.94	0.65
Net realized gain (loss)	(0.03)	0.01
Net change in unrealized gain (loss)	(0.06)	(0.61)
Total from investment operations	0.85	0.05
Distributions	(0.90)	(0.57)
Accretion (dilution)	—	0.01
Net asset value at end of period	$14.17	$14.14

Ratio/Supplemental Data:
Total return based on net asset value(2)	(0.35)%	(3.48)%
Total return based on market value(3)	14.32%	(7.33)%
Ratio of net investment income to average net assets(4)(5)	13.23%	9.01%
Ratio of total operating expenses to average net assets(4)(5)	15.10%	5.79%
Ratio of total operating expenses, excluding incentive fees, to average net assets(4)	11.79%	4.13%
Ratio of net increase (decrease) in net assets resulting from operations to average net assets(4)	11.97%	0.68%
Portfolio turnover rate(6)	5.72%	12.92%

Net assets at beginning of period	$576,052	$606,195
Net assets at end of period	$573,898	$579,413
Average net assets	$577,921	$602,997
Weighted average shares outstanding for the period, basic	40,509,269	41,294,985

(1)
All per share activity is calculated based on the weighted-average shares outstanding for the relevant period.
(2)
Total return based on net asset value is calculated as the change in net asset value per share during the period, divided by the beginning net asset values per share. The total returns are not annualized.
(3)
Total return based on market value is calculated as the change in market value per share during the period plus dividends, divided by beginning market value per share. The total returns are not annualized.
(4)
The ratios are calculated based on weighted average net assets for the relevant period and are annualized.
(5)
The ratio includes annualized incentive fees and as incentive fees are performance driven, the amount expensed in future periods may vary significantly and is dependent on overall investment performance, early terminations, scheduled prepayments and other liquidity events.
(6)
The portfolio turnover rate for the period is calculated by taking the lesser of investment portfolio purchases or sales during the period, divided by the average investment portfolio value during the period. As such, portfolio turnover rate is not annualized.

Note 12 - Subsequent Events

The Company evaluated events subsequent to June 30, 2023 through August 8, 2023.

On July 10, 2023, the Company funded an investment of $20.0 million to Elevate Services, Inc.

On July 18 and July 27, 2023 the Company funded investments of $0.6 million and $0.8 million, respectively, to Fidelis Cybersecurity, Inc. On July 31 and August 1, 2023, the Company received $16.7 million and $1.0 million, respectively, from the sale of investments in Fidelis Cybersecurity, Inc., representing payment in full to the Company.

On July 18, 2023, the Company received share issuance proceeds from Marley Spoon AG ("Marley Spoon") in connection with Marley Spoon's business combination transaction. On July 26, 2023, the Company received $5.4 million as a partial repayment of its loan to Marley Spoon.

On July 31, 2023, the Company announced that R. David Spreng, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors, will be taking a temporary leave of absence from the Company in order to undergo treatment for a medical condition. In connection with Mr. Spreng’s temporary leave of absence, the Board of Directors made certain temporary and permanent appointments on July 31, 2023, effective immediately. Thomas B. Raterman was appointed to temporarily serve as Acting President of the Company. Mr. Raterman joined the Company in 2015 as Chief Financial Officer, Treasurer and Secretary, was appointed Chief Operating Officer in 2021, and will continue to serve in these roles. Greg Greifeld, the Managing Director, Deputy Chief Investment Officer and Head of Credit at RGC, was appointed to temporarily serve as Acting Chief Executive Officer of the Company. Mr. Greifeld will continue to serve as in his existing aforementioned roles. Julie Persily, Chair of the Audit Committee of the Board of Directors and independent director, was appointed to temporarily serve as Acting Chairperson of the Board of Directors. Mr. Raterman, Mr. Greifeld, and Ms. Persily will serve in their respective acting positions until R. David Spreng returns to his duties as President and Chief Executive Officer, or until their successors are elected and qualified, or until their sooner death, resignation or removal from office. In addition, Ms. Persily was permanently appointed as Lead Independent Director of the Board of Directors.

On August 1, 2023, Allurion Technologies, Inc. prepaid its outstanding principal balance of $55.0 million on its senior secured loan.

On August 1, 2023, the Board of Directors declared an ordinary distribution of $0.40 per share and a supplemental distribution of $0.05 per share for stockholders of record on August 15, 2023 payable on or before August 31, 2023.

On August 3, 2023, the Company entered into an amendment to its custody agreement, dated as of January 6, 2017, with U.S. Bank Trust Company, National Association, as successor in interest to U.S. Bank National Association, as custodian (the “Custodian”) and U.S. Bank National Association, as document custodian (the “Document Custodian”) to provide for custody services for Foreign Assets by the Custodian to the Company.

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
•
an economic downturn or recession, as well as the impairment or failure of financial institutions on both a global and domestic scale, could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
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
•
the effect of legal, tax, and regulatory changes; and
•
the other risks, uncertainties and other factors we identify under “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the "SEC") on March 2, 2023 and in this quarterly report on Form 10-Q.

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

Overview

Runway Growth Finance Corp. ("we," "us," "our," or the "Company"), a Maryland corporation formed on August 31, 2015, is structured as an externally managed, non-diversified closed-end management investment company. On August 18, 2021, we changed our name to "Runway Growth Finance Corp." from "Runway Growth Credit Fund Inc." We are a specialty finance company focused on providing senior secured loans to high growth-potential companies in technology, life sciences, healthcare information and services, business services, select consumer services and products and other high-growth industries. Our goal is to create significant value for our stockholders and the entrepreneurs we support by providing high growth-potential companies with hybrid debt and equity financing that is more flexible than traditional credit and less dilutive than equity. Our investment objective is to maximize our total return to our stockholders primarily through current income on our loan portfolio, and secondarily through capital gains on our warrants and other equity positions. Our offices are in Chicago, Illinois; Menlo Park, California; San Diego, California; Dallas, Texas; and New York, New York.

We have elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the "1940 Act"). We have also elected to be treated as regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). While we currently qualify and intend to qualify annually to be treated as a RIC, no assurance can be provided that we will be able to maintain our tax treatment as a RIC. If we fail to qualify for tax treatment as a RIC for any taxable year, we will be subject to U.S. federal income tax at corporate rates on any net taxable income for such year. As a BDC and a RIC, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source-of-income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our investment company taxable income and net tax-exempt interest.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will remain an emerging growth company until the last day of our fiscal year following the fifth anniversary of our IPO (December 31, 2026), or until the earliest of (i) the last day of the first fiscal year in which we have total annual gross revenue of $1.235 billion or more, (ii) December 31 of the fiscal year in which we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (together with the rules and regulations promulgated thereunder, the “Exchange Act”), (which would occur if the market value of our common stock held by non-affiliates exceeds $700.0 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months), or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period. For so long as we remain an emerging growth company under the JOBS Act, we will be subject to reduced public company reporting requirements.

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

Portfolio Composition and Investment Activity

Portfolio Composition

At June 30, 2023, we had investments in 49 portfolio companies, representing 23 companies in which we held loan and warrant investments, two companies in which we held loan investments and shares of common, preferred stock, or a combination with warrants, six companies in which we held a loan investment only, thirteen companies in which we held warrant investments only, and five companies in which we held shares of common or preferred stock only, or a combination with warrants. At December 31, 2022, we had investments in 49 portfolio companies, representing 28 companies in which we held loan and warrant investments, one companies in which we held loan investments and shares of common, preferred stock, or a combination with warrants, six companies in which we held a loan investment only, nine companies in which we held warrant investments only, and five companies in which we held shares of common or preferred stock only, or a combination with warrants.

The following table shows the fair value of our investments, by asset class, as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023			December 31, 2022
Investments	Cost	Fair Value	% of Total Portfolio	Cost	Fair Value	% of Total Portfolio
Portfolio Investments
Senior Secured Term Loans	$1,043,099	$1,030,136	94.05%	$1,096,724	$1,080,121	95.90%
Second Lien Term Loans	14,058	14,064	1.28	13,654	13,654	1.21
Preferred Stocks	37,382	35,010	3.19	12,382	12,682	1.13
Common Stocks	8,715	2,250	0.21	8,715	3,097	0.27
Warrants	18,800	13,861	1.27	19,127	16,755	1.49
Total Investments	$1,122,054	$1,095,321	100.00%	$1,150,602	$1,126,309	100.00%

For the three and six months ended June 30, 2023, our debt investment portfolio had a dollar-weighted annualized yield of 16.69% and 15.65%, respectively. For the three and six months ended June 30, 2022, our debt investment portfolio had a dollar-weighted annualized yield of 15.11% and 13.44%, respectively. We calculate the yield on dollar-weighted debt investments for any period measured as (1) total related investment income during the period divided by (2) the daily average of the fair value of debt investments outstanding during the period. As of June 30, 2023, our debt investments had a dollar-weighted average outstanding term of 56 months at origination and a dollar-weighted average remaining term of 40 months, or approximately 3.4 years. As of June 30, 2023, substantially all of our debt investments had an original committed principal amount of between $6.0 million and $85.0 million, repayment terms of between 37 months and 82 months and pay cash interest at annual interest rates of between 7.01% and 16.51%.

The following table shows our dollar-weighted annualized yield by investment type for the three and six months ended June 30, 2023 and 2022:

	Fair Value(1)				Cost(2)
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Investment type:
Debt investments	16.69%	15.11%	15.65%	13.44%	16.42%	14.95%	15.40%	13.31%
Equity interest	2.56%	3.21%	2.83%	3.27%	2.02%	3.26%	2.31%	3.57%
All investments	16.00%	14.43%	15.10%	12.81%	15.56%	14.30%	14.73%	12.76%

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

Investment Activity

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments as well as repayments and sales of existing investments. During the six months ended June 30, 2023, the Company did not fund any new portfolio companies and funded $63.5 million in eight existing portfolio companies, net of upfront loan origination fees. The Company also received $98.9 million in loan repayments from six portfolio companies and $6.8 million in scheduled principal payments from two portfolio companies. There were no proceeds from the termination of warrants, sale of preferred stock, and sale of common stock. During the six months ended June 30, 2022, the Company funded $151.2 million in six new portfolio companies and $82.3 million in nine existing portfolio companies, net of upfront loan origination fees. The Company also received $80.9 million in loan repayments from four portfolio companies and $7.3 million in scheduled principal payments from two portfolio companies. There was $5.9 million in proceeds from the termination of warrants, sale of preferred stock, and sale of common stock.

Portfolio Reconciliation

The following is a reconciliation of our investment portfolio, including U.S. Treasury Bills, for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Beginning investment portfolio	$1,126,309	$729,516
Purchases of investments	63,540	233,473
Purchases of U.S. Treasury Bills	34,974	—
PIK interest	9,783	5,130
Sales or repayments of investments	(98,901)	(86,793)
Scheduled principal payments of investments	(6,771)	(7,266)
Sales and maturities of U.S. Treasury Bills(1)	(35,000)	(45,000)
Net realized gain (loss) on investments	(1,178)	532
Net change in unrealized gain (loss) on investments	(2,440)	(25,434)
Amortization of fixed income premiums or accretion of discounts	5,005	3,571
Ending investment portfolio	$1,095,321	$807,729

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

The following table shows the investment ratings of our debt investments at fair value as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30, 2023			December 31, 2022
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	—
2	870,162	79.4	23	1,006,247	89.3	30
3	162,425	14.8	7	78,238	7.0	4
4	—	—	—	—	—	—
5	11,613	1.1	1	9,290	0.8	1
	$1,044,200	95.3%	31	$1,093,775	97.1%	35

Loans and Debt Securities on Non-Accrual Status

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of June 30, 2023, and December 31, 2022, we have not written off any accrued and uncollected PIK interest. As of June 30, 2023, we had one loan to Pivot3, Inc. on non-accrual status. The loan, with a cost basis of $18.0 million and a fair value of $11.6 million, represents 1.06% of the total investment portfolio. From being placed on non-accrual status through June 30, 2023, cumulative interest of $5.1 million would be receivable and $0.3 million OID would be accreted into the cost basis, for a total of $5.4 million not recorded in Interest income from control investments on the Statement of Operations. As of December 31, 2022, we had one loan to Pivot3, Inc. on non-accrual status. The loan, with a cost basis of $19.2 million and a fair market value of $9.3 million represents 0.8% of the total investment portfolio. From being placed on non-accrual status through December 31, 2022, cumulative interest of $3.6 million would be payable and $0.3 million OID would be accreted into the cost basis, for a total of $3.9 million not recorded in Interest income from control investments on the Statement of Operations.

Results of Operations

An important measure of our financial performance is net increase/(decrease) in net assets resulting from operations, which includes net investment income/(loss), net realized gain/(loss) and net unrealized gain/(loss). Net investment income/(loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses, including interest on borrowed funds. Net realized gain/(loss) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net unrealized gain/(loss) on investments is the net change in the fair value of our investment portfolio.

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table is a comparison of the results of our operations for the three months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30,
	2023		2022
	Total	Per Share(1)	Total	Per Share(1)
Investment income
Interest and dividend income	$41,155	$1.02	$24,494	$0.59
Other income	740	0.02	531	0.01
Total investment income	41,895	1.03	25,025	0.61
Operating expenses
Management fees	4,337	0.11	2,862	0.07
Incentive fees	4,920	0.12	3,621	0.09
Interest and other debt financing expenses	11,410	0.28	2,336	0.06
Professional fees	475	0.01	813	0.02
Administration agreement expenses	615	0.02	426	0.01
Insurance expense	268	0.01	269	0.01
Tax expense	—	—	1	—
Other expenses	194	—	218	0.01
Total operating expenses	22,219	0.55	10,546	0.26
Net investment income	19,676	0.49	14,479	0.35
Realized gain (loss) on investments	—	—	903	0.02
Net change in unrealized gain (loss) on investments	2,644	0.07	(16,199)	(0.39)
Net increase (decrease) in net assets resulting from operations	$22,320	$0.55	$(817)	$(0.02)

(1)
The basic per share figures noted above are based on weighted averages of 40,509,269 and 41,215,664 shares outstanding for the three months ended June 30, 2023 and 2022, respectively.

Investment Income

Our investment objective is to maximize total return to our stockholders primarily through current income on our loan portfolio, and secondarily through capital gain on our warrants and other equity positions. We intend to achieve our investment objective by investing in high growth-potential, private companies. We typically invest in senior secured loans that generally fall into two strategies: Sponsored Growth Lending and Non-Sponsored Growth Lending. We generally receive warrants and/or other equity from our investments. We expect our investments in loans will generally range from between $10.0 million to $100.0 million, and the upper end of this range may increase as we raise additional capital.

We generate revenue in the form of interest on the debt securities that we hold and distributions and capital gains on other interests that we acquire in our portfolio companies. We expect that the debt we invest in will generally have stated terms of 36 to 60 months. Interest on debt securities is generally payable monthly, primarily based on a floating rate index, and subject to certain floors determined by market rates at the time the investment is made. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid interest will become due at the maturity date. Any original issue discount ("OID") or market discount or premium will be capitalized, and we will accrete or amortize such amounts as interest income. We record prepayment fees on debt investments as fee income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

Investment income for the three months ended June 30, 2023 and 2022 was $41.9 million and $25.0 million, respectively, and includes non-recurring income of $2.8 million and $1.7 million, respectively. Non-recurring income includes, but is not limited to, unamortized OID, prepayment fees and amendment fees. The increase in investment income for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily due to increased interest income driven by our deployment of capital, increased invested balance, and increased market interest rates.

Operating Expenses

Our primary operating expenses include the payment of fees to RGC under the Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement, professional fees, and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, including those relating to:

•
our pro-rata portion of fees and expenses related an initial public offering in connection with a Spin-Off transaction (as defined in "Note 9 – Net Assets" to our financial statements in Part I, Item 1 of this Form 10-Q);
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

Operating expenses for the three months ended June 30, 2023 and 2022 were $22.2 million and $10.5 million, respectively. Operating expenses increased for the three months ended June 30, 2023 from the three months ended June 30, 2022 primarily due to an increase in interest expense as a result of increased leverage, performance-based incentive fees, and management fees. Operating expenses for the three months ended June 30, 2023 and 2022 were $0.55 and $0.26 per share, respectively.

Management fees for the three months ended June 30, 2023 and 2022 were $4.3 million and $2.8 million, respectively. Management fees increased for the three months ended June 30, 2023 from the three months ended June 30, 2022 primarily due to an increase in gross assets, offset by a decrease in the base management rate from 1.6% to 1.5% per annum.

Incentive fees for the three months ended June 30, 2023 and 2022 were $4.9 million and $3.6 million, respectively. Incentive fees increased for the three months ended June 30, 2023 from the three months ended June 30, 2022 primarily due to an increase in net investment income. For the three months ended June 30, 2023, $3.4 million of the incentive fees were payable in cash, and $1.5 million were deferred and accrued. For the three months ended June 30, 2022, $3.0 million of the incentive fees were payable in cash, and $0.6 million were deferred and accrued. Incentive fees related to PIK or deferred interest are accrued and payment is deferred until such interest is collected in cash. Incentive fees for the three months ended June 30, 2023 and 2022 were $0.12 and $0.09 per share, respectively.

Net Investment Income

Net investment income for the three months ended June 30, 2023 and 2022 was $19.7 million and $14.5 million, respectively. Net investment income increased for the three months ended June 30, 2023 from the three months ended June 30, 2022 was primarily due to rising interest rates on our investments, partially offset by an increase in interest expense, performance-based incentive fees, and management fees. Net investment income for the three months ended June 30, 2023 and 2022 was $0.49 and $0.35 per share, respectively.

Net Realized Gain (Loss) on Investments

There were no net realized gains (losses) on investments for the three months ended June 30, 2023. The net realized gain on investments of $0.9 million for the three months ended June 30, 2022 was primarily due to the gain on a portion of our investment in the common stock of Brilliant Earth Group, Inc.

Net Change in Unrealized Gain (Loss) on Investments

Net change in unrealized gain (loss) on investments of $2.6 million for the three months ended June 30, 2023 was primarily due to an increase in the fair value of our senior secured loans to Brivo, Inc., as well as a recovery of $1.2 million in liquidation of assets related to the senior secured loan to Pivot3, Inc., which released prior unrealized loss recorded on the investment. The net change in unrealized loss on investments of $16.2 million for the three months ended June 30, 2022 was primarily due to decreases in the fair value of our investment in the senior secured loan to Pivot3, Inc. and common stock of Brilliant Earth Group, Inc.

Net Increase (Decrease) in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of $22.3 million for the three months ended June 30, 2023, as compared to a net decrease in net assets resulting from operations of $0.8 million for the three months ended June 30, 2022. The net increase in net assets resulting from operations for the three months ended June 30, 2023 from the three months ended June 30, 2022 was primarily due to the comparative net change in unrealized gain (loss), as well as an increase in net investment income for the three months ended June 30, 2023.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table is a comparison of the results of our operations for the six months ended June 30, 2023 and 2022 (dollars in thousands):

	Six Months Ended June 30,
	2023		2022
	Total	Per Share(1)	Total	Per Share(1)
Investment income
Interest and dividend income	$80,420	$1.99	$43,335	$1.05
Other income	785	0.02	922	0.02
Total investment income	81,205	2.00	44,257	1.07
Operating expenses
Management fees	8,296	0.20	5,422	0.13
Incentive fees	9,483	0.23	4,965	0.12
Interest and other debt financing expenses	22,330	0.55	3,915	0.09
Professional fees	1,008	0.02	1,195	0.03
Administration agreement expenses	1,198	0.03	872	0.02
Insurance expense	536	0.01	538	0.01
Tax expense	50	—	1	—
Other expenses	382	0.01	411	0.01
Total operating expenses	43,283	1.07	17,319	0.42
Net investment income	37,922	0.94	26,938	0.65
Realized gain (loss) on investments	(1,178)	(0.03)	532	0.01
Net change in unrealized gain (loss) on investments	(2,440)	(0.06)	(25,434)	(0.62)
Net increase (decrease) in net assets resulting from operations	$34,304	$0.85	$2,036	$0.05

(1)
The basic per share figures noted above are based on weighted averages of 40,509,269 and 41,294,985 shares outstanding for the six months ended June 30, 2023 and 2022, respectively.

Investment Income

Investment income for the six months ended June 30, 2023 and 2022 was $81.2 million and $44.3 million, respectively, and includes non-recurring income of $3.4 million and $2.5 million, respectively. Non-recurring income includes, but is not limited to, unamortized OID, prepayment fees and amendment fees. The increase in investment income for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to increased interest income driven by our deployment of capital, increased invested balance, and increased market interest rates.

Operating Expenses

Operating expenses for the six months ended June 30, 2023 and 2022 were $43.3 million and $17.3 million, respectively. Operating expenses increased for the six months ended June 30, 2023 from the six months ended June 30, 2022 primarily due to an increase in interest expense as a result of increased leverage, performance-based incentive fees, and management fees. Operating expenses for the six months ended June 30, 2023 and 2022 were $1.07 and $0.42 per share, respectively.

Management fees for the six months ended June 30, 2023 and 2022 were $8.3 million and $5.4 million, respectively. Management fees increased for the six months ended June 30, 2023 from the six months ended June 30, 2022 primarily due to an increase in gross assets, offset by a decrease in the base management rate from 1.6% to 1.5% per annum.

Incentive fees for the six months ended June 30, 2023 and 2022 were $9.5 million and $5.0 million, respectively. Incentive fees increased for the six months ended June 30, 2023 from the six months ended June 30, 2022 primarily due to an increase in net investment income. For the six months ended June 30, 2023, $6.9 million of the incentive fees were payable in cash, and $2.6 million were deferred and accrued. For the six months ended June 30, 2022, $4.1 million of the incentive fees were payable in cash, and $0.9 million were deferred and accrued. Incentive fees related to PIK or deferred interest are accrued and payment is deferred until such interest is collected in cash. Incentive fees for the six months ended June 30, 2023 and 2022 were $0.23 and $0.12 per share, respectively.

Net Investment Income

Net investment income for the six months ended June 30, 2023 and 2022 was $37.9 million and $26.9 million, respectively. Net investment income increased for the six months ended June 30, 2023 from the six months ended June 30, 2022 primarily due to rising interest rates partially offset by an increase in performance-based incentive fees, management fees, debt financing fees, and interest expense. Net investment income for the six months ended June 30, 2023 and 2022 was $0.94 and $0.65 per share, respectively.

Net Realized Gain (Loss) on Investments

Net realized losses on investments of $1.2 million for the six months ended June 30, 2023 was attributable to our investments in CareCloud, Inc. and Gynesonics, Inc warrants. The net realized gain on investments of $0.5 million for the six months ended June 30, 2022 was primarily due to the gain on a portion of our investment in the common stock of Brilliant Earth Group, Inc. partially offset by the loss on our investments in the preferred stock and warrants in CareCloud, Inc.

Net Change in Unrealized Gain (Loss) on Investments

Net change in unrealized loss on investments of $2.4 million for the six months ended June 30, 2023 was primarily due to decreases in the fair value of our investments in Gynesonics, Inc., offset by an increase in the fair value of our senior secured loans to Brivo, Inc., as well as a recovery of $1.2 million in liquidation of assets related to the senior secured loan to Pivot3, Inc., which released prior unrealized loss recorded on the investment. The net change in unrealized loss on investments of $25.4 million for the six months ended June 30, 2022 was primarily due to decreases in the fair value of our investments in the senior secured loan to Pivot3 Holdings, Inc., common stock of Brilliant Earth Group, Inc., and common stock of Coginiti Corp.

Net Increase (Decrease) in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of $34.3 million and $2.0 million for the six months ended June 30, 2023 and 2022, respectively. The net increase in net assets resulting from operations for the six months ended June 30, 2023 from the six months ended June 30, 2022 was primarily due to the comparative net change in unrealized gain (loss), as well as an increase in net investment income for the six months ended June 30, 2023.

Financial Condition, Liquidity, Capital Resources and Obligations

Our liquidity and capital resources are derived from net proceeds from the offering of our securities, debt borrowings and cash flows from operations, including investment sales and repayments, and income earned. We have used, and expect to continue to use, our debt and the proceeds from the turnover of our portfolio and from public and private offerings of securities to finance our investment objectives. We expect that we may also generate cash from any financing arrangements we may enter into in the future and any future offerings of our equity or debt securities. Financing arrangements may come in the form of borrowings from banks or issuances of senior securities, which may be secured or unsecured, through registered offerings or private placements. Our primary use of funds is to make investments in eligible portfolio companies, pay our operating expenses and make distributions to holders of our common stock.

During the six months ended June 30, 2023, we principally funded our operations from (i) cash receipts from interest, dividend, and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments.

During the six months ended June 30, 2023, our operating activities provided $71.6 million of cash and cash equivalents, compared to $73.0 million used during the six months ended June 30, 2022, respectively. The $144.6 million increase in cash provided by operating activities was primarily due to a $135.0 million decrease in purchases of investments.

During the six months ended June 30, 2023, our financing activities used $39.6 million of cash, compared to $75.1 million provided by financing activities during the six months ended June 30, 2022 . The $114.7 million increase in cash flows used in financing activities was primarily due to decreased net borrowing activity of $154.0 million and increased dividend distributions of $12.9 million, offset by decreased reverse repurchase agreements of $44.8 million.

As of June 30, 2023, our net assets totaled $573.9 million, with a net asset value per share of $14.17. We intend to continue to operate in order to generate cash flows from operations, including income earned from investments in our portfolio companies. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

Available Liquidity and Capital Resources

As of June 30, 2023, we had $227.7 million in available liquidity, including $37.7 million in cash and cash equivalents, and approximately $190.0 million available under our Credit Facility, subject to borrowing base capacity. As of June 30, 2023, we had $310.0 million of secured debt outstanding under our Credit Facility, which are floating interest rate obligations and $247.3 million of unsecured debt outstanding under 2026 and 2027 Notes, which are all fixed interest rate debt obligations. Refer to "Note 7 – Borrowings" to our financial statements in Part I, Item 1 of this Form 10-Q for additional discussion of our debt obligations.

Pursuant to the 1940 Act, we are permitted to incur borrowings, issue debt securities, or issue preferred stock unless immediately after the borrowings or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock is less than 150% (at least 200% prior to June 17, 2022). As of June 30, 2023 and December 31, 2022, our asset coverage ratio was 203% for both periods ended.

As detailed above, our diverse and well-structured balance sheet is designed to provide a long-term focused and sustainable investment platform. Currently, we believe we have sufficient liquidity to support our near-term capital requirements.

Commitments and Obligations

Our significant contractual payment obligations relate to our borrowings and deferred incentive fees. As of June 30, 2023, we had $557.3 million of debt outstanding, none of which was due within the next year, $335.0 million within 1 to 3 years, and $222.3 million beyond 3 years. As of June 30, 2023, we had $7.3 million of deferred incentive fees, $0.8 million of which was due within the next year, $2.4 million within 1 to 3 years, and $4.0 million beyond 3 years.

In addition to our on-balance sheet contractual obligations, in the normal course of business, we have future cash requirements related our financial instruments with off-balance sheet risk. These consist of unfunded loan commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded loan commitments to provide funds to portfolio companies are not reflected on our balance sheet.

Our unfunded loan commitments may be significant from time to time. As of June 30, 2023, we had $234.3 million in unfunded loan commitments to provide debt financing to its portfolio companies The availability of unfunded loan commitments are dependent upon the portfolio company reaching certain performance milestones and time-based cancellation provisions before the loan commitment becomes available. Furthermore, our credit agreements generally contain customary lending provisions which allow us relief from funding obligations for previously made unfunded commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We maintain sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded loan commitments should the need arise. As of June 30, 2023, we had approximately $103.0 million of available unfunded commitments eligible to be drawn based on achieved milestones. Refer to “Note 8 – Commitments and Contingencies” of our financial statements in Part I, Item 1 of this Form 10-Q for a summary of unfunded loan commitments by portfolio company as of June 30, 2023.

The fair value of our unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations embedded in the borrowing agreements.

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

During the three and six months ended June 30, 2023, we declared and paid dividends in the amount of $18.2 million and $36.5 million, respectively, of which $17.5 million and $34.9 million, respectively, was distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s Dividend Reinvestment Plan. During the year ended December 31, 2022, we declared and paid dividends in the amount of $51.6 million, of which $40.7 million was distributed in cash and the remainder distributed in shares to stockholders pursuant to our Dividend Reinvestment Plan.

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. Refer to "Note 9 – Net Assets" of our financial statements in Part I, Item 1 of this Form 10-Q for a summary of the distributions declared and paid since inception.

Critical Accounting Estimates

The preparation of the financial statements and related disclosures in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reports. Actual results could materially differ from those estimates. For a description of our critical accounting policies, including those related to the valuation of investments and our election to be treated, and intent to qualify annually, as a RIC refer to “Note 2 – Summary of Significant Accounting Policies” to our financial statements in Part I, Item 1 of this Form 10-Q. We consider the most significant accounting policies to be those related to our Fair Value Measurements and Income Taxes.

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

As of June 30, 2023, 100.0% of our performing debt portfolio investments bore interest at variable rates, consisting of approximately 64.0% based on SOFR and 36.0% based on Prime. As a policy, any interest above the cash cap, if applicable, as determined on an individual loan basis will accrue to principal and be treated as PIK interest. A hypothetical 200 basis point increase (decrease) in the interest rates on our variable-rate debt investments could increase our investment income by a maximum of $20.3 million and decrease our investment income by a maximum of $19.7 million, due to certain floors, on an annual basis.

Our debt borrowings under the Credit Facility bear interest at a floating rate, all other outstanding debt borrowings bear interest at a fixed rate. Borrowings under the Credit Facility bear interest on a per annum basis equal to the SOFR plus an applicable margin rate that ranges from 2.95% to 3.35% per annum depending on the Company's leverage ratio and number of eligible loans in the collateral pool. For additional information regarding the interest rate associated with each of our debt borrowings, refer to "Note 7 – Borrowings" to our financial statements in Part I, Item 1 of this Form 10-Q.

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

If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, you may lose all or part of your investment. Other than as set forth below, there have been no material changes known to us during the period ended June 30, 2023 to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 2, 2023.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

For the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company has entered into any (i) contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

The Company has adopted insider trading policies and procedures governing the purchase, sale, and disposition of the Company's securities by officers and directors of the Company that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement (1)

3.2	Articles of Amendment (2)

3.3	Second Amended and Restated Bylaws (2)

4.1	First Amendment to Custody Agreement between Runway Growth Finance Corp. and US Bank National Association*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a‑14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a‑14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

RUNWAY GROWTH FINANCE CORP.
Date: August 8, 2023
	By:	/s/ Greg Greifeld
Greg Greifeld
Acting Chief Executive Officer

Date: August 8, 2023	By:	/s/ Thomas B. Raterman
Thomas B. Raterman
Acting President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)