Form 10-Q
period 2023-09-30
Runway Growth Finance Corp.
filed 2023-11-07
CIK 1653384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The issuer had 40,509,269 shares of common stock, $0.01 par value per share, outstanding as of November 7, 2023.

RUNWAY GROWTH FINANCE CORP.

FORM 10‑Q FOR THE QUARTER ENDED September 30, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RUNWAY GROWTH FINANCE CORP.

Statements of Assets and Liabilities

(In thousands, except share and per share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Investments at fair value:
Non-control/non-affiliate investments at fair value (cost of $971,230 and $1,126,879, respectively)	$951,779	$1,114,935
Affiliate investments at fair value (cost of $55,681 and $4,551, respectively)	47,535	2,084
Control investments at fair value (cost of $17,963 and $19,172, respectively)	11,613	9,290
Total investments at fair value (cost of $1,044,874 and $1,150,602, respectively)	1,010,927	1,126,309
Cash and cash equivalents	14,945	5,761
Interest and fees receivable	8,152	8,766
Other assets	167	930
Total assets	1,034,191	1,141,766
Liabilities
Debt:
Credit facility	203,000	337,000
2026 Notes	95,000	70,000
2027 Notes	152,250	152,250
Unamortized deferred debt costs	(9,265)	(10,293)
Total debt, less unamortized deferred debt costs	440,985	548,957
Incentive fees payable	12,779	8,808
Interest payable	8,025	6,221
Accrued expenses and other liabilities	1,911	1,728
Total liabilities	463,700	565,714
Commitments and contingencies (Note 8)
Net assets
Common stock, par value	414	414
Additional paid-in capital	605,774	605,774
Distributable earnings (losses)	(24,881)	(19,320)
Treasury stock	(10,816)	(10,816)
Total net assets	$570,491	$576,052

Shares of common stock outstanding ($0.01 par value, 100,000,000 shares authorized)	40,509,269	40,509,269
Net asset value per share	$14.08	$14.22

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Investment income
From non-control/non-affiliate investments:
Interest income	$35,498	$25,365	$104,169	$61,750
Payment-in-kind interest income	5,195	1,200	15,416	3,249
Dividend income	318	318	961	1,021
Fee income	1,925	153	2,585	1,067
From affiliate investments:
Interest income	601	—	1,486	5
Payment-in-kind interest income	—	—	—	97
Fee income	15	—	15	8
From control investments:
Interest income	—	—	—	1,112
Payment-in-kind interest income	—	—	—	2,984
Other income	227	1	352	1
Total investment income	43,779	27,037	124,984	71,294
Operating expenses
Management fees	4,302	3,066	12,598	8,488
Incentive fees	5,511	3,626	14,994	8,591
Interest and other debt financing expenses	10,442	4,382	32,772	8,297
Professional fees	466	482	1,504	1,677
Administration agreement expenses	449	459	1,647	1,331
Insurance expense	269	268	805	806
Tax expense	—	—	50	1
Other expenses	304	256	656	667
Total operating expenses	21,743	12,539	65,026	29,858
Net investment income	22,036	14,498	59,958	41,436
Net realized and net change in unrealized gain (loss) on investments
Net realized gain (loss) on non-control/non-affiliate investments	—	407	(1,178)	939
Net realized gain (loss) on investments	—	407	(1,178)	939
Net change in unrealized gain (loss) on non-control/non-affiliate investments	(7,624)	(1,957)	(7,507)	(14,275)
Net change in unrealized gain (loss) on affiliate investments	410	(172)	(5,679)	(3,380)
Net change in unrealized gain (loss) on control investments	—	(1,054)	3,532	(10,962)
Net change in unrealized gain (loss) on investments	(7,214)	(3,183)	(9,654)	(28,617)
Net realized and unrealized gain (loss) on investments	(7,214)	(2,776)	(10,832)	(27,678)
Net increase (decrease) in net assets resulting from operations	$14,822	$11,722	$49,126	$13,758
Net investment income per common share (basic and diluted)	$0.54	$0.36	$1.48	$1.01
Net increase (decrease) in net assets resulting from operations per common share (basic and diluted)	$0.37	$0.29	$1.21	$0.33
Weighted average shares outstanding (basic and diluted)	40,509,269	40,774,154	40,509,269	41,119,467

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Statements of Changes in Net Assets

(Unaudited)

(In thousands, except share and per share data)

	Common Stock			Paid-in Capital	Accumulated
For the Three Months Ended September 30, 2023	Shares (1)	Amount	Treasury Stock	in Excess of Par Value	Undistributed Earnings (Losses)	Total Net Assets
Balances at June 30, 2023	40,509,269	$414	$(10,816)	$605,774	$(21,474)	$573,898
Net increase (decrease) in net assets resulting from operations	—	—	—	—	14,822	14,822
Issuance of common stock	—	—	—	—	—	—
Acquisition of treasury shares	—	—	—	—	—	—
Refunds (payments) of offering costs	—	—	—	—	—	—
Dividends paid to stockholders	—	—	—	—	(18,229)	(18,229)
Balances at September 30, 2023	40,509,269	$414	$(10,816)	$605,774	$(24,881)	$570,491

	Common Stock			Paid-in Capital	Accumulated
For the Nine Months Ended September 30, 2023	Shares (1)	Amount	Treasury Stock	in Excess of Par Value	Undistributed Earnings (Losses)	Total Net Assets
Balances at December 31, 2022	40,509,269	$414	$(10,816)	$605,774	$(19,320)	$576,052
Net increase (decrease) in net assets resulting from operations	—	—	—	—	49,126	49,126
Issuance of common stock	—	—	—	—	—	—
Acquisition of treasury shares	—	—	—	—	—	—
Refunds (payments) of offering costs	—	—	—	—	—	—
Dividends paid to stockholders	—	—	—	—	(54,687)	(54,687)
Balances at September 30, 2023	40,509,269	$414	$(10,816)	$605,774	$(24,881)	$570,491

(1)	Number of shares is shown net of cumulative treasury stock repurchases of 871,345 shares as of September 30, 2023.

	Common Stock			Paid-in Capital	Accumulated
For the Three Months Ended September 30, 2022	Shares (1)	Amount	Treasury Stock	in Excess of Par Value	Undistributed Earnings (Losses)	Total Net Assets
Balances at June 30, 2022	40,967,122	$414	$(5,279)	$606,064	$(21,786)	$579,413
Net increase (decrease) in net assets resulting from operations	—	—	—	—	11,722	11,722
Issuance of common stock	—	—	—	—	—	—
Acquisition of treasury shares	(331,264)	—	(4,023)	—	—	(4,023)
Refunds (payments) of offering costs	—	—	—	—	—	—
Dividends paid to stockholders	—	—	—	—	(13,451)	(13,451)
Balances at September 30, 2022	40,635,858	$414	$(9,302)	$606,064	$(23,515)	$573,661

	Common Stock			Paid-in Capital	Accumulated
For the Nine Months Ended September 30, 2022	Shares (1)	Amount	Treasury Stock	in Excess of Par Value	Undistributed Earnings (Losses)	Total Net Assets
Balances at December 31, 2021	41,380,614	$414	$—	$606,048	$(267)	$606,195
Net increase (decrease) in net assets resulting from operations	—	—	—	—	13,758	13,758
Issuance of common stock	—	—	—	—	—	—
Acquisition of treasury shares	(744,756)	—	(9,302)	—	—	(9,302)
Refunds (payments) of offering costs	—	—	—	16	—	16
Dividends paid to stockholders	—	—	—	—	(37,006)	(37,006)
Balances at September 30, 2022	40,635,858	$414	$(9,302)	$606,064	$(23,515)	$573,661

(1)	Number of shares is shown net of cumulative treasury stock repurchases of 744,756 shares as of September 30, 2022.

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net increase in net assets resulting from operations	$49,126	$13,758
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(105,527)	(392,820)
Purchases of U.S. Treasury Bills	(34,974)	—
Payment-in-kind interest	(15,334)	(6,345)
Sales or repayments of investments	232,717	150,410
Sales or maturities of U.S. Treasury Bills	35,000	45,000
Net realized (gain) loss on investments	1,178	(939)
Net change in unrealized (gain) loss on investments	9,654	28,617
Amortization of fixed income premiums or accretion of discounts	(7,332)	(4,576)
Amortization of deferred debt costs	2,237	798
Changes in operating assets and liabilities:
(Increase) decrease in interest and fees receivable	614	(3,242)
(Increase) decrease in other assets	763	1,050
Increase (decrease) in incentive fees payable	3,971	1,179
Increase (decrease) in interest payable	1,804	2,946
Increase (decrease) in accrued expenses and other liabilities	183	50
Net cash provided by (used in) operating activities	174,080	(164,114)
Cash flows from financing activities
Payments of deferred debt costs	(1,209)	(8,242)
Borrowings under credit facility	121,000	282,000
Repayments under credit facility	(255,000)	(168,000)
Proceeds from 2026 Notes	25,000	50,000
Proceeds from 2027 Notes	—	100,500
Repayments of reverse repurchase agreements	—	(44,775)
Acquisition of treasury shares	—	(9,302)
Dividends paid to stockholders	(54,687)	(37,006)
Refunds (payments) of offering costs	—	16
Net cash (used in) provided by financing activities	(164,896)	165,191
Net increase (decrease) in cash	9,184	1,077
Cash and cash equivalents at beginning of period	5,761	4,697
Cash and cash equivalents at end of period	$14,945	$5,774
Supplemental and non-cash financing cash flow information:
Taxes paid	$340	$1
Interest paid	27,902	3,124
Non-cash portfolio purchases	534	3,381

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited)

September 30, 2023

(In thousands, except share and per share data)

Portfolio Company	Investment Description(1),(2),(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Senior Secured Term Loans
	Application Software
Circadence Corporation	SOFR+9.50% PIK, 12.26% floor, 7.50% ETP	12/20/2018	12/15/2023	22,282	23,632	19,081	(9) (10)
FiscalNote, Inc.	PRIME+5.00%, 9.00% floor, 1.00% PIK, 5.75% ETP	10/19/2020	7/15/2027	65,750	65,485	64,398	(9) (10) (11) (13)
VTX Intermediate Holdings, Inc. (dba VertexOne)	SOFR+9.00%, 9.50% floor, 10.00% cash cap, 4.50% ETP	12/28/2021	12/28/2026	86,944	87,523	86,701	(9) (10) (11)
	Total Application Software - 29.83%*				176,640	170,180

	Data Processing & Outsourced Services
Elevate Services, Inc.	SOFR+7.50%, 12.78% floor	7/10/2023	7/10/2027	20,000	19,387	19,387	(11)
Interactions Corporation	SOFR+9.26%, 9.76% floor, 3.4375% ETP	6/24/2022	6/15/2027	40,000	39,804	39,804	(10) (11)
ShareThis, Inc.	SOFR+9.25%, 11.86% floor, 3.00% ETP	12/3/2018	7/15/2025	20,213	20,750	20,161	(10) (11)
	SOFR+8.25%, 10.86% floor, 3.00% ETP	8/18/2020	7/15/2025	963	990	960	(10) (11)
Vesta Payment Solutions, Inc.	SOFR+7.00%, 9.00% floor, 3.00% ETP	11/29/2022	11/15/2026	25,000	24,701	24,701	(10) (11)
	Total Data Processing & Outsourced Services - 18.41%*				105,632	105,013

	Education Services
Turning Tech Intermediate, Inc. (dba Echo 360, Inc.)	SOFR+8.50%, 9.00% floor, 13.00% cash cap, 3.00% ETP	6/22/2021	12/14/2025	25,145	25,592	25,592	(9) (10) (11)
	Total Education Services - 4.49%*				25,592	25,592

	Electronic Equipment & Instruments
Brivo, Inc.	SOFR+6.85%, 10.89% floor, 3.00% ETP	10/20/2022	10/20/2027	49,655	49,439	51,284	(10) (11)
	Total Electronic Equipment & Instruments - 8.99%*				49,439	51,284

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited) – (continued)

September 30, 2023
(In thousands, except share and per share data)

Portfolio Company	Investment Description(1),(2),(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Senior Secured Term Loans
	Health Care Equipment
Moximed, Inc.	PRIME+5.25%, 8.75% floor, 3.50% ETP	6/24/2022	7/1/2027	15,000	14,882	14,882	(10) (11)
	Total Health Care Equipment - 2.61%*				14,882	14,882

	Health Care Technology
EBR Systems, Inc.	PRIME+4.90%, 8.90% floor, 4.50% ETP	6/30/2022	6/15/2027	40,000	39,370	39,370	(10) (11) (15)
Mingle Healthcare Solutions, Inc.	SOFR+9.50%, 12.01% floor, .25% PIK, 10.50% ETP	8/15/2018	12/15/2023	4,329	4,953	4,064	(9) (10)
Nalu Medical, Inc.	PRIME+2.70%, 6.70% floor, 2.00% PIK, 4.50% ETP	10/12/2022	10/12/2027	20,379	20,239	20,239	(9) (10) (11)
Route 92 Medical, Inc.	SOFR+8.48%, 8.98% floor, 3.95% ETP	8/17/2021	7/1/2026	16,436	16,273	16,273	(10) (11)
SetPoint Medical Corporation	SOFR+5.75%, 9.00% floor, 4.00% ETP	12/29/2022	12/1/2027	25,000	24,961	24,961	(10) (11)
VERO Biotech LLC	SOFR+9.05%, 9.55% floor, 4.00% ETP	12/29/2020	12/1/2024	40,000	40,766	40,642	(10) (11)
	Total Health Care Technology - 25.51%*				146,562	145,549

	Human Resource & Employment Services
CloudPay, Inc.	PRIME+6.25%, 10.25% floor, 2.00% ETP	9/26/2022	8/17/2027	75,000	74,854	74,854	(7) (8) (10) (11)
Snagajob.com, Inc.	SOFR+8.50%, 9.00% floor, 50% of interest PIK, 2.75% ETP	9/29/2021	9/1/2025	39,399	39,650	37,159	(9) (10)
	Total Human Resource & Employment Services - 19.63%*				114,504	112,013

	Internet & Direct Marketing Retail
Madison Reed, Inc.	PRIME+4.75%, 11.00% floor, 11.00% cash cap, 3.00% ETP	12/16/2022	12/16/2026	10,851	10,687	10,687	(9) (10) (11)
Marley Spoon SE	SOFR+7.50%, 8.26% floor, 1.25% PIK	6/30/2021	6/15/2026	44,841	44,677	44,722	(6) (8) (9) (11)
	Total Internet & Direct Marketing Retail - 9.71%*				55,364	55,409

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited) – (continued)

September 30, 2023

(In thousands, except share and per share data)

Portfolio Company	Investment Description(1),(2),(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Senior Secured Term Loans
	Internet Software and Services
Bombora, Inc.	SOFR+5.00%, 5.76% floor, 3.75% PIK, 2.00% ETP	3/31/2021	3/31/2025	21,958	22,105	22,105	(9) (10) (11)
Skillshare, Inc.	SOFR+6.50%, 10.72% floor, 3.00% ETP	11/8/2022	11/8/2026	30,000	29,644	29,644	(10) (11)
Synack, Inc.	PRIME+4.25%, 8.25% floor	6/30/2022	6/30/2027	36,520	36,453	36,453	(11)
	Total Internet Software and Services - 15.46%*				88,202	88,202

	Property & Casualty Insurance
Kin Insurance, Inc.	PRIME+6.25%, 12.50% floor, 3.00% ETP	9/26/2022	9/15/2026	75,000	74,618	74,618	(10) (11)
	Total Property & Casualty Insurance - 13.08%*				74,618	74,618

	System Software
3PL Central LLC (dba Extensiv)	SOFR+4.50%, 6.50% floor, 2.50% PIK, 2.00% ETP	11/9/2022	11/9/2027	69,952	69,519	69,519	(9) (10) (11)
	Total System Software - 12.19%*				69,519	69,519

Total Senior Secured Term Loans - 159.91%*					920,954	912,261

Second Lien Term Loans
System Software
Dejero Labs Inc.	SOFR+5.00%, 5.50% floor, 5.00% PIK, 3.00% ETP	12/22/2021	12/22/2025	14,101	14,178	14,178	(5) (8) (9) (10) (11)
	Total System Software - 2.48%*				14,178	14,178

Total Second Lien Term Loans - 2.48%*					14,178	14,178

Preferred Stocks
Application Software
Aria Systems, Inc.	Series G Preferred Stock	7/10/2018	—	289,419	250	231	(12)
	Total Application Software - 0.04%*				250	231

Health Care Technology
CareCloud, Inc.	11% Series A Cumulative Redeemable Perpetual Preferred Stock	1/8/2020	—	462,064	12,132	11,219	(14) (16)
	Total Health Care Technology - 1.97%*				12,132	11,219

Total Preferred Stocks - 2.01%*					12,382	11,450

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited) – (continued)

September 30, 2023

(In thousands, except share and per share data)

Portfolio Company	Investment Description(1),(2),(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Common Stocks
	Application Software
FiscalNote, Inc.	Common Stock	10/19/2020	—	230,881	438	480	(12) (13) (16)
	Total Application Software - 0.08%*				438	480

	Internet & Direct Marketing Retail
Marley Spoon SE	Common Stock	7/7/2023	—	46,004	410	316	(6) (12) (19)
	Total Internet & Direct Marketing Retail - 0.06%*				410	316

	Technology Hardware, Storage & Peripherals
Quantum Corporation	Common Stock	8/13/2021	—	459,720	2,607	280	(8) (12) (14) (16)
zSpace, Inc.	Common Stock	12/31/2020	—	6,078,499	1,119	—	(12)
	Total Technology Hardware, Storage & Peripherals - 0.05%*				3,726	280

Total Common Stocks - 0.19%*					4,574	1,076

Warrants
	Advertising
STN Video Inc.	Class B Non-Voting Stock	6/30/2017	6/30/2027	191,500	246	—	(5) (8) (12)
	Total Advertising - 0.00%*				246	—

	Application Software
3DNA Corp. (dba NationBuilder)	Series C-1 Preferred Stock	12/28/2018	12/28/2028	273,164	104	—	(12)
Aria Systems, Inc.	Series G Preferred Stock	6/29/2018	6/29/2028	2,387,705	1,048	1,909	(12)
Circadence Corporation	Series A-6 Preferred Stock	12/20/2018	12/20/2028	1,538,462	3,630	70	(12)
	Series A-6 Preferred Stock	10/31/2019	10/31/2029	384,615	845	17	(12)
Dtex Systems, Inc.	Series C-Prime Preferred Stock	6/1/2018	6/1/2025	500,000	59	235	(12)
	Series C-Prime Preferred Stock	7/11/2019	7/11/2026	833,333	115	392	(12)
FiscalNote, Inc.	Earnout	7/29/2022	7/29/2027	—	127	45	(12) (13) (18)
Porch Group, Inc.	Earnout	12/23/2020	12/23/2023	—	—	—	(12) (14) (18)
	Total Application Software - 0.46%*				5,928	2,668

	Biotechnology
Mustang Bio, Inc.	Common Stock	3/4/2022	3/4/2032	748,036	315	66	(12) (14)
TRACON Pharmaceuticals, Inc.	Common Stock	9/2/2022	9/2/2032	150,753	226	12	(12) (14)
	Total Biotechnology - 0.01%*				541	78

	Computer & Electronics Retail
Massdrop, Inc.	Series B Preferred Stock	7/22/2019	7/22/2029	848,093	183	—	(12)
	Total Computer & Electronics Retail - 0.00%*				183	—

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited) – (continued)

September 30, 2023

(In thousands, except share and per share data)

Portfolio Company	Investment Description(1),(2),(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants
	Data Processing & Outsourced Services
Elevate Services, Inc.	Series C Preferred Stock	7/10/2023	7/10/2033	248,997	447	423	(12)
Interactions Corporation	Common Stock	6/24/2022	6/24/2032	189,408	219	113	(12)
ShareThis, Inc.	Series D-3 Preferred Stock	12/3/2018	12/3/2028	647,615	2,162	1,085	(12)
	Total Data Processing & Outsourced Services - 0.28%*				2,828	1,621

	Electronic Equipment & Instruments
Brivo, Inc.	Series A-2 Preferred Stock	10/20/2022	10/20/2032	201,000	99	354	(12)
Epic IO Technologies, Inc.	Success fee	12/17/2021	12/17/2024	—	505	489	(12) (18)
	Total Electronic Equipment & Instruments - 0.15%*				604	843

	Health Care Equipment
Moximed, Inc.	Series C Preferred Stock	6/24/2022	6/24/2032	214,285	175	157	(12)
Revelle Aesthetics, Inc.	Series A-2 Preferred Stock	3/30/2022	3/30/2032	115,591	126	102	(12)
	Total Health Care Equipment - 0.05%*				301	259

	Health Care Technology
Allurion Technologies, Inc.	Common Stock	3/30/2021	1/22/2025	132,979	282	36	(12) (13)
	Common Stock	6/14/2022	1/22/2025	46,256	141	2	(12) (13)
	Common Stock	9/15/2022	1/22/2025	46,256	144	2	(12) (13)
	Earnout	8/2/2023	8/1/2028	—	—	112	(12) (13) (18)
EBR Systems, Inc.	Success fee	6/30/2022	6/30/2032	—	605	616	(12) (15) (18)
Mingle Healthcare Solutions, Inc.	Series CC Preferred Stock	8/15/2018	8/15/2028	1,770,973	492	—	(12)
Nalu Medical, Inc.	Series D-2 Preferred Stock	10/12/2022	10/12/2032	91,717	173	81	(12)
Route 92 Medical, Inc.	Success fee	8/17/2021	8/17/2031	—	343	467	(12) (18)
SetPoint Medical Corporation	Series B' Preferred Stock	6/29/2021	6/29/2031	400,000	14	158	(12)
	Series B' Preferred Stock	12/29/2022	12/29/2032	600,000	74	238	(12)
VERO Biotech LLC	Success fee	12/29/2020	12/29/2025	—	377	491	(12) (18)
	Total Health Care Technology - 0.39%*				2,645	2,203

	Human Resource & Employment Services
CloudPay, Inc.	Series B Preferred Stock	6/30/2020	6/30/2030	11,273	218	1,006	(7) (8) (12)
	Series D Preferred Stock	8/17/2021	8/17/2031	6,128	160	169	(7) (8) (12)
	Series D Preferred Stock	6/30/2023	6/30/2033	2,626	68	73	(7) (8) (12)
Snagajob.com, Inc.	Series B-1 Preferred Stock	9/29/2021	9/29/2031	763,269	343	—	(12)
	Total Human Resource & Employment Services - 0.22%*				789	1,248
See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited) – (continued)

September 30, 2023

(In thousands, except share and per share data)

Portfolio Company	Investment Description(1),(2),(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants
	Internet & Direct Marketing Retail
Madison Reed, Inc.	Success fee	12/16/2022	N/A	—	143	153	(12) (18)
	Total Internet & Direct Marketing Retail - 0.03%*				143	153

	Internet Software and Services
Bombora, Inc.	Common Stock	3/31/2021	3/31/2031	121,581	175	108	(12)
Fidelis Cybersecurity, Inc.	Common Stock	3/25/2022	3/25/2032	—	79	—	(12) (17)
INRIX, Inc.	Common Stock	7/26/2019	7/26/2029	150,804	522	1,126	(12)
Longtail Ad Solutions, Inc. (dba JW Player)	Common Stock	12/12/2019	12/12/2029	387,596	47	350	(12)
Skillshare, Inc.	Success fee	11/8/2022	11/8/2026	—	301	343	(12) (18)
Synack, Inc.	Common Stock	6/30/2022	6/30/2032	102,363	129	121	(12)
	Total Internet Software and Services - 0.36%*				1,253	2,048

	Property & Casualty Insurance
Kin Insurance, Inc.	Series D-3 Preferred Stock	9/26/2022	9/26/2032	41,576	302	432	(12)
	Series D-3 Preferred Stock	5/5/2023	5/5/2033	11,549	69	—	(12)
	Series D-3 Preferred Stock	8/25/2023	8/25/2033	9,239	55	—	(12)
	Total Property & Casualty Insurance - 0.08%*				426	432

	Specialized Consumer Services
AllClear ID, Inc.	Common Stock	9/1/2017	9/1/2027	523,893	1,053	—	(12)
	Common Stock	10/17/2018	10/17/2028	346,621	697	—	(12)
Credit Sesame, Inc.	Common Stock	1/7/2020	1/7/2030	191,601	425	389	(12)
	Total Specialized Consumer Services - 0.07%*				2,175	389

	System Software
Dejero Labs Inc.	Common Stock	5/31/2019	5/31/2029	333,621	192	230	(5) (8) (12)
Scale Computing, Inc.	Common Stock	3/29/2019	3/29/2029	9,665,667	346	—	(12)
	Total System Software - 0.04%*				538	230

	Technology Hardware, Storage & Peripherals
RealWear, Inc.	Series A Preferred Stock	10/5/2018	10/5/2028	112,451	136	279	(12)
	Series A Preferred Stock	12/28/2018	12/28/2028	22,491	25	56	(12)
	Series A Preferred Stock	6/27/2019	6/27/2029	123,894	381	307	(12)
	Total Technology Hardware, Storage & Peripherals - 0.11%*				542	642

Total Warrants - 2.25%*					19,142	12,814
Total Non-Control/Non-Affiliate Investments - 166.84%*					971,230	951,779

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited) – (continued)

September 30, 2023

(In thousands, except share and per share data)

Portfolio Company	Investment Description(1),(2),(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Affiliate Investments							(20)
Senior Secured Term Loans
	Health Care Technology
Gynesonics, Inc.	SOFR+8.75%, 8.00% ceiling, 5.00% ETP	3/1/2023	11/30/2026	25,595	25,817	23,641	(10) (11)
	Total Health Care Technology - 4.14%*				25,817	23,641

Total Senior Secured Term Loans - 4.14%*					25,817	23,641

Preferred Stocks
	Health Care Technology
Gynesonics, Inc.	Series A-2 Preferred Stock	3/1/2023	—	3,266,668	25,000	21,808	(12)
	Total Health Care Technology - 3.82%*				25,000	21,808

Total Preferred Stocks - 3.82%*					25,000	21,808

Common Stocks
	Application Software
Coginiti Corp	Common Stock	3/9/2020	—	1,040,160	4,551	887	(12)
	Total Application Software - 0.16%*				4,551	887

Total Common Stocks - 0.16%*					4,551	887

Warrants
	Application Software
Coginiti Corp	Common Stock	3/9/2020	3/9/2030	811,770	—	859	(12)
	Total Application Software - 0.15%*				—	859

	Health Care Technology
Gynesonics, Inc.	Success fee	3/1/2023	3/1/2030	—	313	340	(12) (18)
	Total Health Care Technology - 0.06%*				313	340

Total Warrants - 0.21%*					313	1,199
Total Affiliate Investments - 8.33%*					55,681	47,535
Control Investments							(21)
Senior Secured Term Loans
	Data Processing & Outsourced Services
Pivot3, Inc.	LIBOR+8.50% PIK, 11.00% floor, 4.00% ETP	5/13/2019	10/15/2023	17,389	17,963	11,613	(9) (10) (12)
	Total Data Processing & Outsourced Services - 2.03%*				17,963	11,613

Total Senior Secured Term Loans - 2.03%*					17,963	11,613
Total Control Investments - 2.03%*					17,963	11,613
Total Investments - 177.20%*					$1,044,874	$1,010,927

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

Schedule of Investments (Unaudited) – (continued)

September 30, 2023

(1)

Disclosures of interest rates on notes include cash interest rates and payment-in-kind ("PIK") interest rates, as applicable. Unless otherwise indicated, all of the Company's variable interest rate debt instruments bear interest at a rate that is determined by reference to the 3-Month London Interbank Offered Rate ("LIBOR"), the U.S. Prime Rate, or the 3-month Secured Overnight Financing Rate ("SOFR"). At September 30, 2023, the 3-Month LIBOR was 5.66%, the U.S. Prime Rate was 8.50% and the 3-Month SOFR was 5.40%.

(2)

The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and, therefore, except as otherwise noted, are subject to limitation on resale, may be deemed to be “restricted securities” under the Securities Act, and were valued at fair value as determined in good faith by the Company’s Board of Directors.

(3)	Investments are held at Fair Value net of the Fair Value of Unfunded Commitments. Refer to "Note 8 – Commitments and Contingencies" for additional detail.
(4)	All portfolio companies are domiciled in the United States, unless otherwise noted.
(5)	Portfolio company is domiciled in Canada.
(6)	Portfolio company is domiciled in Germany
(7)	Portfolio company is domiciled in United Kingdom.
(8)

Investment is not a qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. The fair value of non-qualifying assets represent 13.13% of total assets as of September 30, 2023. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying assets until such time as it complies with the requirements of Section 55(a).

(9)	Represents a PIK security. PIK interest will be accrued and paid at maturity.
(10)	Disclosures of end-of-term payments ("ETP") are one-time payments stated as a percentage of original principal amount.
(11)	The investment is an eligible loan investment in the collateral under the Credit Facility (as defined in "Note 7 – Borrowings").
(12)	Investments are non-income producing.
(13)	Portfolio company is publicly traded and listed on NYSE.
(14)	Portfolio company is publicly traded and listed on NASDAQ.
(15)	Portfolio company is publicly traded and listed on ASX.
(16)	Investment is not a "restricted security" under the Securities Act.
(17)	The warrant count is based upon a percentage of ownership of Fidelis Cybersecurity, Inc.
(18)	Investment is either a cash success fee payable or earnout of shares based on the consummation of certain trigger events.
(19)

Investment is denominated in a foreign currency and is publicly traded on ETR. At each balance sheet date, portfolio company investments denominated in foreign currencies are translated into U.S. dollars using the spot exchange rate on the last business day of the period. Transactions of foreign portfolio company investments, and income related from such investments, are translated into U.S. dollars using relevant rates of exchange on the respective dates of such transactions.

(20)

Affiliate portfolio company as defined under the 1940 Act in which the Company owns between 5% and 25% (inclusive) of the investment's voting securities and does not have rights to maintain greater than 50% representation on the board.

(21)	Control portfolio company, as defined under the 1940 Act, in which the Company owns more than 25% of the investment’s voting securities or has greater than 50% representation on its board.
*	Value as a percentage of net assets.

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

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments – (continued)

December 31, 2022

(In thousands, except share and per share data)

Portfolio Company	Investment Description(1),(5),(9)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (2),(6)	Footnotes
Non-Control/Non-Affiliate Investments
Senior Secured Term Loans
	Health Care Equipment
Moximed, Inc.	PRIME+5.25%, 8.75% floor, 3.50% ETP	6/24/2022	7/1/2027	15,000	14,772	14,772	(8)
Revelle Aesthetics, Inc.	PRIME+5.50%, 8.75% floor, 4.00% ETP	3/30/2022	4/1/2027	12,500	12,377	12,377	(8)
	Total Health Care Equipment - 4.71%*				27,149	27,149

	Health Care Technology
Allurion Technologies, Inc.	PRIME+6.44%, 9.50% floor, 3.00% ETP	12/30/2021	12/30/2026	55,000	54,715	54,715	(8)
EBR Systems, Inc.	PRIME+4.90%, 8.90% floor, 4.50% ETP	6/30/2022	6/15/2027	20,000	19,648	19,648	(8)(20)
Gynesonics, Inc.	SOFR+8.75%, 9.25% floor, 3.50% ETP	12/1/2020	12/1/2025	50,000	50,022	50,022	(8)
Mingle Healthcare Solutions, Inc.	SOFR+9.50%, 12.01% floor, .25% PIK, 10.50% ETP	8/15/2018	12/15/2023	4,015	4,615	3,821	(4)(8)
Nalu Medical, Inc.	PRIME+2.70%, 6.70% floor, 2.00% PIK, 4.50% ETP	10/12/2022	10/12/2027	20,071	19,756	19,756	(4)(8)
Route 92 Medical, Inc.	SOFR+8.48%, 8.98% floor, 3.95% ETP	8/17/2021	7/1/2026	13,000	12,843	12,843	(8)
SetPoint Medical Corporation	SOFR+5.75%, 9.00% floor, 4.00% ETP	12/29/2022	12/1/2027	25,000	24,802	24,802	(8)
VERO Biotech LLC	SOFR+9.05%, 9.55% floor, 3.00% ETP	12/29/2020	12/1/2024	40,000	40,308	40,308	(8)
	Total Health Care Technology - 39.22%*				226,709	225,915

	Human Resource & Employment Services
CloudPay, Inc.	PRIME+6.25%, 10.25% floor, 2.00% ETP	9/26/2022	8/17/2027	60,000	59,693	59,693	(3)(8)(12)
Snagajob.com, Inc.	SOFR+8.50%, 9.00% floor, 9.00% cash cap, 2.75% ETP	9/29/2021	9/1/2025	37,609	37,574	36,785	(4)(8)
	Total Human Resource & Employment Services - 16.75%*				97,267	96,478

	Internet & Direct Marketing Retail
Madison Reed, Inc.	PRIME+4.75%, 11.00% floor, 3.00% ETP	12/16/2022	12/16/2026	9,600	9,353	9,353	(8)
Marley Spoon AG	SOFR+8.50%, 1.25% PIK, 9.26% floor	6/30/2021	6/15/2025	46,754	46,500	46,500	(3)(4)(8)(11)
	Total Internet & Direct Marketing Retail - 9.70%*				55,853	55,853
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

See notes to financial statements.

RUNWAY GROWTH FINANCE CORP.

 Schedule of Investments – (continued)

December 31, 2022

(In thousands, except share and per share data)

Portfolio Company	Investment Description(1),(5),(9)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (2),(6)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants
	Data Processing & Outsourced Services
Interactions Corporation	Common Stock	6/24/2022	6/24/2032	189,408	219	204	(7)
ShareThis, Inc.	Series D-3 Preferred Stock	12/3/2018	12/3/2028	647,615	2,162	1,728	(7)
	Total Data Processing & Outsourced Services - 0.34%*				2,381	1,932

	Electronic Equipment & Instruments
Brivo, Inc.	Series A-2 Preferred Stock	10/20/2022	10/20/2032	201,000	98	107	(7)
Epic IO Technologies, Inc.	Success fee	12/17/2021	12/17/2024	—	430	456	(7)(13)
	Total Electronic Equipment & Instruments - 0.10%*				528	563

	Health Care Equipment
Moximed, Inc.	Series C Preferred Stock	6/24/2022	6/24/2032	214,285	175	163	(7)
Revelle Aesthetics, Inc.	Series A-2 Preferred Stock	3/30/2022	3/30/3032	115,591	127	121	(7)
	Total Health Care Equipment - 0.05%*				302	284

	Health Care Technology
Allurion Technologies, Inc.	Series C Preferred Stock	3/30/2021	3/30/2031	132,979	283	632	(7)
	Series D-1 Preferred Stock	6/14/2022	3/30/2031	88,440	284	259	(7)
CareCloud, Inc.	Common Stock	1/8/2020	1/8/2023	1,000,000	837	—	(7)
EBR Systems, Inc.	Success fee	6/30/2022	6/30/2032	—	292	305	(7)(13)(20)
Gynesonics, Inc.	Series G Convertible Preferred Stock	11/19/2021	11/19/2031	27,978,115	341	446	(7)
Mingle Healthcare Solutions, Inc.	Series CC Preferred Stock	8/15/2018	8/15/2028	1,770,973	492	—	(7)
Nalu Medical, Inc.	Series D-2 Preferred Stock	10/12/2022	10/12/2032	91,717	173	137	(7)
Route 92 Medical, Inc.	Success fee	8/17/2021	8/17/2031	—	248	297	(7)(13)
SetPoint Medical Corporation	Series B Preferred Stock	6/29/2021	6/29/2031	400,000	14	50	(7)
	Series B Preferred Stock	12/29/2022	12/29/2032	600,000	74	74	(7)
VERO Biotech LLC	Success fee	12/29/2020	12/29/2025	—	377	394	(7)(13)
	Total Health Care Technology - 0.45%*				3,415	2,594

	Human Resource & Employment Services
CloudPay, Inc.	Series B Preferred Stock	6/30/2020	6/30/2030	11,273	218	920	(3)(7)(12)
	Series D Preferred Stock	8/17/2021	8/17/2031	6,129	160	170	(3)(7)(12)
Snagajob.com, Inc.	Series B-1 Preferred Stock	9/29/2021	9/29/2031	763,269	343	220	(7)
	Total Human Resource & Employment Services - 0.23%*				721	1,310

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

(19)	Portfolio company is publicly traded and listed on NYSE.
(20)	Portfolio company is publicly traded and listed on ASX.
*	Value as a percentage of net assets.

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

On October 25, 2021, the Company closed its initial public offering ("IPO"), issuing 6,850,000 shares of its common stock at a public offering price of $14.60 per share. Net of underwriting fees and offering costs, the Company received net proceeds of $93.0 million. The Company's common stock began trading on the Nasdaq Global Select Market LLC on October 21, 2021 under the symbol “RWAY”.

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

Certain items in the September 30, 2022 and December 31, 2022 financial statements have been reclassified to conform to the September 30, 2023 presentation with no effect on the net assets on the Statements of Assets and Liabilities, and no net effect on the net increase in net assets resulting from operations on the Statements of Operations.

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

Cash and Cash Equivalents

Cash consists solely of funds deposited with financial institutions, while cash equivalents consists of short-term liquid investments in money market funds. Cash and cash equivalents are carried at cost, which approximates fair value. As of September 30, 2023 and December 31, 2022, $7.5 million and $5.6 million were invested in money market funds, respectively. Interest earned in money market funds are recorded in Other income on the Statements of Operations.

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

The Company currently holds, and expects to hold in the future, some investments in its portfolio that contain payment-in-kind (“PIK”) interest provisions. PIK interest is computed at the contractual rate specified in each loan agreement and is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount of income the Company is required to distribute to stockholders to maintain its qualification as a RIC for U.S. federal income tax purposes, even though the Company has not yet collected the cash. For the three and nine months ended September 30, 2023, approximately 11.9% and 12.3%, respectively, of the Company’s total investment income was attributable to non-cash PIK interest. For the three and nine months ended September 30, 2022, approximately 4.4% and 8.9%, respectively, of the Company’s total investment income was attributable to non-cash PIK interest.

Investments Denominated in Foreign Currency

At each balance sheet date, portfolio company investments denominated in foreign currencies are translated into U.S. dollars using the spot exchange rate on the last business day of the period. Purchases and sales of foreign portfolio company investments, and any income from such investments, are translated into U.S. dollars using the rates of exchange prevailing on the respective dates of such transactions. As of September 30, 2023, the Company held one investment denominated in a foreign currency. As of December 31, 2022, the Company did not hold any investments denominated in a foreign currency.

Although the fair values of foreign portfolio company investments and the fluctuation in such fair values are translated into U.S. dollars using the applicable foreign exchange rates described above, the Company does not isolate the portion of the change in fair value resulting from foreign currency exchange rates fluctuations from the change in fair value of the underlying investment. All fluctuations in fair value are included in Net change in unrealized gain (loss) on investments on the Company’s Statements of Operations.

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

As of September 30, 2023, and December 31, 2022, the Company has not written off any accrued and uncollected PIK interest. As of September 30, 2023, the Company had one loan to Pivot3, Inc. on non-accrual status with a cost basis of $18.0 million and a fair value of $11.6 million, representing 1.1% of the Company’s total investment portfolio. From being placed on non-accrual status through September 30, 2023, cumulative interest of $6.0 million would be receivable and $0.3 million OID would be accreted into the cost basis, for a total of $6.3 million not recorded in Interest income from control investments on the Statements of Operations. As of December 31, 2022, the Company had one loan to Pivot3, Inc. on non-accrual status with a cost basis of $19.2 million and a fair value of $9.3 million, representing 0.8% of the Company’s total investment portfolio. From being placed on non-accrual status through December 31, 2022, cumulative interest of $3.6 million would be payable and $0.3 million OID would be accreted into the cost basis, for a total of $3.9 million not recorded in Interest income from control investments on the Statements of Operations.

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

Rule 2a-5 under the 1940 Act established requirements for determining fair value of a BDC's investments in good faith for purposes of the 1940 Act. Rule 2a-5 permits boards, in compliance with certain conditions, to designate certain parties to perform fair value determinations, subject to board oversight. Rule 2a-5 also defines when market quotations are "readily available" for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. The SEC also adopted new Rule 31a-4 under the 1940 Act ("Rule 31a-4"), which provides the recordkeeping requirements associated with fair value determinations. The Company's Board of Directors has not designated a valuation designee.

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

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted-average number of common shares outstanding for the period presented. For the three and nine months ended September 30, 2023 and 2022, basic and diluted earnings per share of common stock were the same because there were no potentially dilutive securities outstanding. Per share data is based on the weighted-average shares outstanding.

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

Organization and Offering Costs

Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services and other fees pertaining to the Company's organization, all of which are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s public and private offering materials as well as travel-related expenses related to the Company’s public and private offerings. Pursuant to the Advisory Agreement (as defined in Note 3 – Related Party Agreements and Transactions), the Company and RGC agreed that organization and offering costs incurred in connection with the Initial Private Offering (as defined in Note 9 – Net Assets) would be borne by the Company up to a maximum amount of $1.0 million, provided that the amount of such costs in excess of $1.0 million would be paid by RGC. As of December 31, 2016, the Company had already incurred the maximum amount of $1.0 million in organization and offering costs incurred in connection with the Initial Private Offering.

Offering costs related to the Second Private Offering (as defined in Note 9 – Net Assets) were accumulated and charged to additional paid in capital at the time of closing beginning in 2019. These offering costs related to the Second Private Offering were subject to a cap of $0.6 million, excluding placement agent fees which had no cap, of which the Company will bear the cost. At the completion of the Second Private Offering, the Company had accumulated and recorded $0.7 million in offering costs and $0.2 million in placement agent fees related to the Second Private Offering. Under the terms of the Second Private Offering, offering costs in excess of $0.6 million, excluding placement agent fees, were reimbursed by RGC.

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

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, "Fair Value Measurement (Topic 820) - Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions", which was issued to (1) clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The new guidance is effective for interim and annual periods beginning after December 15, 2023. The Company does not anticipate the new standard will have a material impact to the financial statements and related disclosures.

In July 2023, the SEC released final rules requiring disclosure by public companies of material cybersecurity incidents and policies and procedures related to cybersecurity risk management, strategy and governance ("Cybersecurity Rules"). The Cybersecurity Rules require public companies to (1) disclose cybersecurity incidents that detail the nature, scope, timing, and impact of such incidents and (2) disclose registrant's risk management, strategy, and governance regarding cybersecurity risks, including the board of directors’ oversight of cybersecurity risks and the impact of any such risks on its business strategy, results of operations and financial condition. The Cybersecurity Rules are incorporated under Regulation S-K as new Item 106. The Company intends to comply with the new disclosure requirements under the Cybersecurity Rules in its annual report on Form 10-K effective for the fiscal year ending December 15, 2023 or later.

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

Base Management Fee

The base management fee is payable on the first day of each calendar quarter and is calculated on the Company's "Gross Assets" which, for purposes of the Advisory Agreement, is defined as the Company’s gross assets, including assets purchased with borrowed funds or other forms of leverage, as well as any PIK interest, as of the end of the most recently completed fiscal quarter. The base management fee will be an amount equal to 0.375% (1.50% annualized) of the Company’s average daily Gross Assets during the most recently completed calendar quarter, so long as the aggregate amount of the Company’s Gross Assets as of the end of the most recently completed calendar quarter is equal to or greater than $1.0 billion. If the aggregate amount of the Company’s Gross Assets as of the end of the most recently completed calendar quarter is less than $1.0 billion but equal to or greater than $500.0 million, the base management fee will be an amount equal to 0.40% (1.60% annualized) of the Company’s average daily Gross Assets during the most recently completed calendar quarter. If the aggregate amount of the Company’s Gross Assets as of the end of the most recently completed calendar quarter is less than $500.0 million, the base management fee will be an amount equal to 0.4375% (1.75% annualized) of the Company’s average daily Gross Assets during the most recently completed calendar quarter.

For the three and nine months ended September 30, 2023, RGC earned base management fees at a rate of 1.50% per annum, amounting to $4.3 million and $12.6 million, respectively. For the three and nine months ended September 30, 2022, RGC earned base management fees at a rate of 1.60% per annum, amounting to $3.1 million and $8.5 million for the three and nine months ended September 30, 2022.

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

For the three and nine months ended September 30, 2023, RGC earned incentive fees of $5.5 million and $15.0 million, respectively; $4.0 million and $10.9 million of which were payable in cash, respectively, and $1.5 million and $4.1 million were accrued and generated from deferred interest, respectively. For the three and nine months ended September 30, 2022, RGC earned incentive fees of $3.6 million and $8.6 million, respectively; of which $3.2 million and $7.3 million were payable in cash, respectively, and $0.4 million and $1.3 million were accrued and generated from deferred interest, respectively. All incentive fees accrued and generated from deferred interest (i.e., PIK and certain discount accretion) are not payable until receipt of respective cash by the Company. As of September 30, 2023, $4.3 million were payable in cash, and $8.4 million were deferred incentive fees payable, both of which are included in incentive fees payable on the Statements of Assets and Liabilities. As of December 31, 2022, $3.8 million were payable in cash, and $5.0 million were deferred incentive fees payable, both of which are included in incentive fees payable on the Statements of Assets and Liabilities.

The capital gains incentive fee consists of fees related to realized gains and losses and unrealized capital losses. With respect to the incentive fee expense accrual related to the capital gains incentive fee, U.S. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized gains in the calculation, as a capital gains incentive fee would be payable if such unrealized gains were realized even though such unrealized gains are not permitted to be considered in calculating the fee actually payable under the Advisory Agreement. As of each of September 30, 2023 and December 31, 2022, there was no capital gains incentive fee accrued, earned or payable to RGC under the Advisory Agreement.

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

For the three months ended September 30, 2023, the Company incurred $0.4 million of Administration agreement expenses, of which $0.1 million was payable to a third-party service provider and $0.3 million was overhead allocation expense. For the nine months ended September 30, 2023, the Company incurred $1.6 million of Administration agreement expenses, of which $0.7 million was payable to a third-party service provider and $0.9 million was overhead allocation expense. As of September 30, 2023, the Company had accrued a net payable to the Administrator of $0.4 million and a payable to the third-party service provider of $0.3 million, which are included in Accrued expenses and other liabilities on the Statements of Assets and Liabilities. For the three months ended September 30, 2022, the Company incurred $0.5 million of Administration agreement expenses, of which $0.2 million was payable to a third-party service provider and $0.3 million was overhead allocation expense. For the nine months ended September 30, 2022, the Company incurred $1.3 million of Administration agreement expenses, of which $0.6 million was payable to a third-party service provider and $0.7 million was overhead allocation expense. As of September 30, 2022, the Company had accrued a net payable to the Administrator of $0.3 million and a payable to the third-party service provider of $0.2 million, which are included in Accrued expenses and other liabilities on the Statements of Assets and Liabilities.

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

Strategic Relationship

In December 2016, the Company and RGC entered into a strategic relationship with Oaktree Capital Management, L.P (“Oaktree”). In connection with the strategic relationship, OCM Growth Holdings ("OCM Growth") purchased an aggregate of 14,571,334 shares of the Company's common stock for an aggregate purchase price of $219.3 million in the Company's Initial Private Offering and Second Private Offering. As of September 30, 2023, OCM Growth and Oaktree Opportunities Fund Xb Holdings
(Delaware), L.P. (together with OCM Growth, the “OCM Holders”), each an affiliate of Oaktree, own 21,030,568 shares and 24,100 shares of our common stock, respectively, or approximately 52% of the Company's outstanding shares. Pursuant to an irrevocable proxy, certain shares held by OCM Growth must be voted in the same proportion that the Company's other stockholders vote their shares. Of the 21,054,668 shares of Company’s common stock owned by the OCM Holders, 19,896,113 shares, or approximately 49% of the Company’s outstanding shares, are subject to this proxy voting arrangement.

In connection with OCM Growth’s commitment, the Company entered into a stockholder agreement, dated December 15, 2016, with OCM Growth, pursuant to which OCM Growth has a right to nominate a member of the Company’s Board of Directors for election for so long as OCM Growth holds shares of the Company’s common stock in an amount equal to, in the aggregate, at least one-third (33%) of OCM Growth’s initial $125.0 million capital commitment. Gregory M. Share, Managing Director of Oaktree's Global Opportunities Group in Los Angeles, serves on the Company’s Board of Directors as OCM Growth’s director nominee and is considered an interested director. OCM Growth also holds a minority interest in RGC and has the right to appoint a member of RGC’s board of managers and a member of RGC’s investment committee. Mr. Share is OCM Growth’s appointee to RGC’s board of managers and investment committee.

Note 4 – Investments

Control and Affiliate Investments

The Company classifies its investment portfolio by level of affiliation and control in accordance with the requirements of the 1940 Act. As defined in the 1940 Act, investee companies are deemed as affiliated investments when a company or individual possesses, or has the right to acquire within 60 days or less, beneficial ownership of 5.0% or more of the outstanding voting securities of an investee company. Control investments are those where the investor has the ability or power to exercise a controlling influence over the management or policies of an investee company. Control is generally deemed to exist when a company or individual possesses, or has the right to acquire within 60 days or less, beneficial ownership of more than 25.0% of the outstanding voting securities of an investee company, or maintains greater than 50.0% representation on the investee company's board of directors.

The Company’s affiliate and control investments as of September 30, 2023 along with the transactions during the nine months ended September 30, 2023 are as follows:

		For the Nine Months Ended September 30, 2023
		Amount of Investment Income Earned 2023	Fair Value as of December 31, 2022	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Gain (Loss)	Fair Value as of September 30, 2023(3)
Portfolio Company	Investment Description
Affiliate Investments
Senior Secured Term Loans
Gynesonics, Inc.	SOFR+8.75%, 8.00% ceiling, 5.00% ETP, due 11/30/2026	$1,501	$—	$25,817	$—	$—	$(2,176)	$23,641
Total Senior Secured Term Loans		1,501	—	25,817	—	—	(2,176)	23,641

Preferred Stocks
Gynesonics, Inc.	Series A-2 Preferred Stock	—	—	25,000	—	—	(3,192)	21,808
Total Preferred Stocks		—	—	25,000	—	—	(3,192)	21,808
Common Stocks
Coginiti Corp	Common Stock	—	1,174	—	—	—	(287)	887
Total Common Stocks		—	1,174	—	—	—	(287)	887
Warrants
Coginiti Corp	Warrant for common stock, expires 3/09/2030	—	910	—	—	—	(51)	859
Gynesonics, Inc.	Success fee	—	—	313	—	—	27	340
Total Warrants		—	910	313	—	—	(24)	1,199
Total Affiliate Investments		$1,501	$2,084	$51,130	$—	$—	$(5,679)	$47,535
Control Investments
Senior Secured Term Loans
Pivot3, Inc.	LIBOR+8.50% PIK, 11.00% floor, 4.00% ETP, due 10/15/2023	—	9,290	—	(1,209)	—	3,532	11,613
Total Senior Secured Term Loans		—	9,290	—	(1,209)	—	3,532	11,613
Total Control Investments		$—	$9,290	$—	$(1,209)	$—	$3,532	$11,613

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
(3)
All investments in the portfolio companies, which as of September 30, 2023 represented 10.36% of the Company’s net assets, may be deemed to be restricted securities under the Securities Act, and were valued at fair value as determined in good faith by the Company’s Board of Directors.

The Company’s affiliate and control investments as of December 31, 2022, along with the transactions during the year ended December 31, 2022 are as follows:

			For the Year Ended December 31, 2022
		Amount of Investment Income Earned 2022	Fair Value as of December 31, 2021	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Gain (Loss)	Fair Value as of December 31, 2022(3)
Portfolio Company	Investment Description
Affiliate Investments
Senior Secured Term Loans
Coginiti Corp	LIBOR+9.50% PIK, 10.81% floor, due 12/15/2022	$109	$—	$930	$(930)	$—	$—	$—
Total Senior Secured Term Loans		109	—	930	(930)	—	—	—
Common Stocks
Coginiti Corp	Common Stock	—	—	4,551	—	—	(3,377)	1,174
Total Common Stocks		—	—	4,551	—	—	(3,377)	1,174
Warrants
Coginiti Corp	Warrant for Common Stock, exercise price $0.01/share, expires 3/9/2030	—	—	1,009	—	—	(99)	910
Total Warrants		—	—	1,009	—	—	(99)	910
Total Affiliate Investments		$109	$—	$6,490	$(930)	$—	$(3,476)	$2,084
Control Investments
Senior Secured Term Loans
Mojix, Inc.	LIBOR+12.00% , 12.00% cash cap, 5% ETP, due 1/15/2025	$2,287	$7,568	$1,987	$(8,489)	$—	$(1,066)	$—
	LIBOR+12.00% , 12.00% cash cap, 5% ETP, due 1/15/2025	744	2,523	647	(2,818)	—	(352)	—
	LIBOR+12.00% , 12.00% cash cap, 5% ETP, due 1/15/2025	184	630	160	(704)	—	(86)	—
	LIBOR+12.00% , 12.00% cash cap, 5% ETP, due 1/15/2025	185	629	161	(703)	—	(87)	—
	LIBOR+12.00% , 12.00% cash cap, 5% ETP, due 1/15/2025	374	1,253	327	(1,400)	—	(180)	—
	LIBOR+12.00% , 12.00% cash cap, 5% ETP, due 1/15/2025	291	1,008	266	(1,090)	—	(184)	—
Pivot3, Inc.	LIBOR+8.50% PIK, 11.00% floor, due 11/15/2022	—	14,650	—	—	—	(5,360)	9,290
Total Senior Secured Term Loans		4,065	28,261	3,548	(15,204)	—	(7,315)	9,290
Preferred Stocks
Mojix, Inc.	Series A-1 Preferred Stock	32	870	—	(800)	—	(70)	—
Pivot3 Holdings, Inc.	Series 1 Preferred Stock	—	—	—	—	(2,000)	2,000	—
Total Preferred Stocks		32	870	—	(800)	(2,000)	1,930	—
Warrants
Mojix, Inc.	Warrant for Common Stock, exercise price $1.286/share, expires 12/13/2030	—	—	—	(119)	—	119	—
	Warrant for Common Stock, exercise price $2.1286/share, expires 12/13/2030	—	—	—	(298)	—	298	—
	Warrant for Common Stock, exercise price $5.57338/share, expires 12/13/2030	—	—	—	(829)	—	829	—
Total Warrants		—	—	—	(1,246)	—	1,246	—
Total Control Investments		$4,097	$29,131	$3,548	$(17,250)	$(2,000)	$(4,139)	$9,290

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

Portfolio Composition

The following tables show the fair value of the Company's portfolio of investments by geographic region and industry as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
Geographic Region	Investments at Fair Value	Percentage of Net Assets	Investments at Fair Value	Percentage of Net Assets
Western United States	$362,323	63.50%	$346,372	60.13%
Northeastern United States	257,623	45.16	351,654	61.04
Midwestern United States	100,641	17.64	74,745	12.98
South Central United States	86,702	15.20	85,000	14.76
United Kingdom	76,101	13.34	60,783	10.55
Germany	45,039	7.89	46,499	8.07
Southeastern United States	41,622	7.30	74,797	12.98
Northwestern United States	26,468	4.64	72,615	12.61
Canada	14,408	2.53	13,844	2.40
Total	$1,010,927	177.20%	$1,126,309	195.52%

	September 30, 2023		December 31, 2022
Industry	Investments at Fair Value	Percentage of Net Assets	Investments at Fair Value	Percentage of Net Assets
Health Care Technology	$204,760	35.89%	240,844	41.81%
Application Software	175,305	30.72	184,084	31.96
Data Processing & Outsourced Services	118,247	20.72	97,404	16.91
Human Resource & Employment Services	113,261	19.85	97,788	16.98
Internet Software and Services	90,250	15.82	149,780	26.00
System Software	83,927	14.71	78,274	13.58
Property & Casualty Insurance	75,050	13.16	49,440	8.58
Internet & Direct Marketing Retail	55,878	9.80	55,986	9.72
Electronic Equipment & Instruments	52,127	9.14	78,114	13.56
Education Services	25,592	4.49	25,305	4.39
Health Care Equipment	15,141	2.66	27,433	4.76
Technology Hardware, Storage & Peripherals	922	0.16	1,068	0.19
Specialized Consumer Services	389	0.07	796	0.14
Biotechnology	78	0.01	39,925	6.93
Computer & Electronics Retail	-	-	68	0.01
Total	$1,010,927	177.20%	$1,126,309	195.52%

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

Warrants provide exposure and potential gains upon equity gains of the portfolio company’s equity value. A warrant has a limited life and expires on a certain date. As a warrant’s expiration date approaches, the time value of the warrant will decline. In addition, if the stock underlying the warrant declines in price, the intrinsic value of an “in the money” warrant will decline. Further, if the price of the stock underlying the warrant does not exceed the strike price of the warrant on the expiration date, the warrant will expire worthless. As a result, there is the potential for the entire value of an investment in a warrant to be lost. The Company’s volume of warrant investment activity is closely correlated to its primary senior secured loans to portfolio companies. For the three and nine months ended September 30, 2023, the Company had net realized gains (losses) of $0.0 million and $(1.2) million, respectively, and a net unrealized gain (loss) of $(0.5) million and $(3.1) million, respectively, from its investments in warrants. For the three and nine months ended September 30, 2022, the Company had net realized gains (losses) of $(0.6) million and $(0.9) million, respectively, and a net unrealized gain (loss) of $0.1 million and $0.3 million, respectively, from its investments in warrants. Realized gains (losses) from warrants are included in the respective control, affiliate, or non-control/non-affiliate Net realized gain (loss) on investments on the Statements of Operations. Net change in unrealized gain (loss) from investments in warrants is included in the respective control, affiliate, or non-control/non-affiliate Net change in unrealized gain (loss) on investments on the Statements of Operations.

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of September 30, 2023 and December 31, 2022 (in thousands):

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Term Loans	$—	$—	$947,515	$947,515
Second Lien Term Loans	—	—	14,178	14,178
Preferred Stock	11,219	—	22,039	33,258
Common Stock	1,077	—	886	1,963
Warrants	—	197	13,816	14,013
Total Portfolio Investments	12,296	197	998,434	1,010,927
Cash equivalents	7,480	—	—	7,480
Total	$19,776	$197	$998,434	$1,018,407

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Term Loans	$—	$—	$1,080,121	$1,080,121
Second Lien Term Loans	—	—	13,654	13,654
Preferred Stock	12,335	—	347	12,682
Common Stock	501	1,422	1,174	3,097
Warrants	—	105	16,650	16,755
Total Portfolio Investments	12,836	1,527	1,111,946	1,126,309
Cash equivalents	5,590	—	—	5,590
Total	$18,426	$1,527	$1,111,946	$1,131,899

The Company transfers investments in and out of Levels 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

The following table presents a rollforward of Level 3 assets measured at fair value as of September 30, 2023 (in thousands):

	Preferred Stock	Common Stock	Senior Secured Term Loans	Second Lien Term Loans	Warrants	Total
Fair value at December 31, 2022	$347	$1,174	$1,080,121	$13,654	$16,650	$1,111,946
Transfers out of Level 3	—	—	—	—	(891)	(891)
Purchases of investments(1)	25,000	—	78,611	—	1,506	105,117
PIK interest	—	—	14,895	439	—	15,334
Sales or repayments of investments(1)	—	—	(232,717)	—	—	(232,717)
Net realized gain (loss)	—	—	—	—	(1,178)	(1,178)
Net change in unrealized gain (loss)	(3,308)	(288)	(616)	—	(2,271)	(6,483)
Amortization of fixed income premiums or accretion of discounts	—	—	7,221	85	—	7,306
Fair value at September 30, 2023	$22,039	$886	$947,515	$14,178	$13,816	$998,434
Net change in unrealized gain (loss) on Level 3 investments still held as of September 30, 2023	$(3,308)	$(286)	$(1,207)	$—	$(3,565)	$(8,366)

(1)
Net of reorganization and restructuring of investments.

The following table presents a rollforward of Level 3 assets measured at fair value as of September 30, 2022 (in thousands):

	Preferred Stock	Common Stock	Senior Secured Term Loans	Second Lien Term Loans	Warrants	Total
Fair value at December 31, 2021	$1,332	$—	$623,054	$12,873	$20,087	$657,346
Transfers out of Level 3	—	—	—	—	(2,239)	(2,239)
Purchases of investments(1)	—	4,551	385,651	—	2,491	392,693
PIK interest	—	—	5,855	490	—	6,345
Sales or repayments of investments(1)	(800)	—	(143,171)	—	(1,508)	(145,479)
Net realized gain (loss)	—	—	—	—	(851)	(851)
Net change in unrealized gain (loss)	(147)	(3,323)	(13,349)	(48)	340	(16,527)
Amortization of fixed income premiums or accretion of discounts	—	—	4,488	88	—	4,576
Fair Value at September 30, 2022	$385	$1,228	$862,528	$13,403	$18,320	$895,864
Net change in unrealized gain (loss) on Level 3 investments still held as of September 30, 2022	$(77)	$(3,323)	$(12,454)	$(48)	$(1,813)	$(17,715)

(1)
Net of reorganization and restructuring of investments.

The following table provides quantitative information regarding Level 3 fair value measurements as of September 30, 2023 (in thousands):

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Senior Secured Term Loans(1)	$912,757	Discounted Cash Flow analysis	Discount rate	11.6% - 20.6% (15.3%)
		Market approach	Origination yield	9.7% - 15.9% (12.7%)
	34,758	PWERM	Discount rate	21.5% - 42.5% (35.9%)
Second Lien Term Loans(1)	14,178	Discounted Cash Flow analysis	Discount rate	16.8% - 16.8% (16.8%)
		Market approach	Origination yield	16.7% - 16.7% (16.7%)
Preferred Stock	232	Recent private market and merger and acquisition transaction prices	N/A	N/A
	21,807	Option pricing model	Risk-Free Rate	5.1% - 5.1% (5.1%)
			Average industry volatility	50.0% - 50.0% (50.0%)
			Estimated time to exit	1.7 - 1.7 (1.7 years)
			Revenue multiples	9.33x - 9.33x (9.33x)
Common Stock	886	Recent private market and merger and acquisition transaction prices	N/A	N/A
Warrants(2)	9,008	Option pricing model	Risk-free interest rate	4.2% - 5.5% (4.6%)
			Average industry volatility	25.0% - 107.5% (47.5%)
			Estimated time to exit	0.8 - 8.4 (2.9 years)
			Revenue multiples	1.01x - 6.57x (4.03x)
	4,808	PWERM	Discount rate	20.0% - 45.0% (34.2%)
			Revenue multiples	2.53x - 224.09x (47.40x)
Total Level 3 Investments	$998,434

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2022 (in thousands):

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Senior Secured Term Loans(1)	$1,053,748	Discounted Cash Flow analysis	Discount rate	11.1% - 28.0% (15.2%)
		Market approach	Origination yield	10.5% - 19.3% (12.9%)
	26,373	PWERM	Discount rate	27.4% - 37.4% (30.9%)
Second Lien Term Loans(1)	13,654	Discounted Cash Flow analysis	Discount rate	16.1% - 16.1% (16.1%)
		Market approach	Origination yield	12.2% - 12.2% (12.2%)
Preferred Stock	347	Recent private market and merger and acquisition transaction prices	N/A	N/A
Common Stock	1,174	Recent private market and merger and acquisition transaction prices	N/A	N/A
Warrants(2)	10,246	Option pricing model	Risk-free interest rate	2.7% - 4.9% (4.3%)
			Average industry volatility	25.0% - 98.4% (49.0%)
			Estimated time to exit	0.5 - 5.0 (2.2 years)
			Revenue multiples	1.16x - 88.63x (5.47x)
	6,404	PWERM	Discount rate	20.0% - 40.0% (34.6%)
			Revenue multiples	2.35x - 199.38x (13.10x)
Total Level 3 Investments	$1,111,946

(1)
The significant unobservable inputs used in the fair value measurement of the Company’s debt securities are origination yields and discount rates. The origination yield is defined as the initial market price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The discount rate is related to company-specific characteristics such as underlying investment performance, projected cash flows, and other characteristics of the investment. Significant increases or decreases in the inputs in isolation may result in a significantly higher or lower fair value measurement, depending on the materiality of the investment. However, a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase or decrease in the unobservable inputs.
(2)
The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are inputs used in the OPM, which include industry volatility, risk free interest rate and estimated time to exit. The Equity Allocation model and the Black Scholes model were the main OPMs used during the period ended September 30, 2023 and the year ended December 31, 2022. Probability Weighted Expected Return Models (“PWERM”) and other techniques were used as determined appropriate. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. However, a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase (decrease) in the unobservable inputs. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.

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

As of both September 30, 2023, and December 31, 2022, the carrying values of the Credit Facility, April 2026 Notes, July 2027 Notes, August 2027 Notes, and December 2027 Notes approximate fair value. As of September 30, 2023, the fair value of the December 2026 Notes was approximately $53.7 million and the carrying value was approximately $69.4 million, net of unamortized deferred debt costs of $0.6 million. As of December 31, 2022, the fair value of the December 2026 Notes was approximately $57.0 million and the carrying value was approximately $69.2 million, net of unamortized deferred debt costs of $0.8 million.

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

In the event that a portfolio company completely fails to perform according to the terms of their loan agreement, the amount of loss due to credit risk from the Company's investments would equal the sum of the Company’s recorded investments in the portfolio company and the portion of unfunded commitments currently eligible to be drawn. Refer to "Note 8 – Commitments and Contingencies" for a summary of the aggregate balance of unfunded commitments as of September 30, 2023. The Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property.

As of September 30, 2023 and December 31, 2022, the Company’s five largest debt investments in portfolio companies represented approximately 38.5% and 30.0%, respectively, of the total fair value of the Company’s debt investments in portfolio companies. As of September 30, 2023 and December 31, 2022, the Company had debt investments in 13 and 16 portfolio companies, respectively, that represented 5% or more of the Company’s net assets.

Note 7 – Borrowings

The following table shows the Company's borrowings as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023				December 31, 2022
	Total Commitment	Principal	Deferred Debt Cost(1)	Carrying Value	Total Commitment	Principal	Deferred Debt Cost(1)	Carrying Value
Credit Facility	$500,000	$203,000	$(4,170)	$198,830	$425,000	$337,000	$(4,640)	$332,360
April 2026 Notes	25,000	25,000	(307)	24,693	—	—	—	—
December 2026 Notes	70,000	70,000	(628)	69,372	70,000	70,000	(818)	69,182
July 2027 Notes	80,500	80,500	(2,068)	78,432	80,500	80,500	(2,380)	78,120
August 2027 Notes	20,000	20,000	(546)	19,454	20,000	20,000	(653)	19,347
December 2027 Notes	51,750	51,750	(1,546)	50,204	51,750	51,750	(1,802)	49,948
Total	$747,250	$450,250	$(9,265)	$440,985	$647,250	$559,250	$(10,293)	$548,957

(1) Net of accumulated amortization.

For the three months ended September 30, 2023 and 2022, the components of interest expense, amortization of deferred debt costs, unused fees on the Credit Facility (as defined below), and any other costs associated with the Company's borrowings were as follows (dollars in thousands):

	Interest Expense	Amortization of Deferred Debt Costs	Unused Facility and Other Fees	Total Interest and Other Debt Financing Expenses	Weighted Average Cost of Debt
Three Months Ended September 30, 2023
Credit Facility	$5,097	$411	$407	$5,915	9.45%
April 2026 Notes	533	34	—	567	9.08
December 2026 Notes	743	55	—	798	4.56
July 2027 Notes	1,510	141	—	1,651	8.20
August 2027 Notes	350	35	—	385	7.70
December 2027 Notes	1,035	91	—	1,126	8.71
Total	$9,268	$767	$407	$10,442	8.33%

Three Months Ended September 30, 2022
Credit Facility	$1,667	$256	$389	$2,312	7.34%
December 2026 Notes	744	50	—	794	4.55
July 2027 Notes	1,057	88	—	1,145	7.98
August 2027 Notes	121	10	—	131	7.72
Total	$3,589	$404	$389	$4,382	6.75%

For the nine months ended September 30, 2023 and 2022, the components of interest expense, amortization of deferred debt costs, unused fees on the Credit Facility (as defined below), and any other costs associated with the Company's borrowings were as follows (dollars in thousands):

	Interest Expense	Amortization of Deferred Debt Costs	Unused Facility and Other Fees (1)	Total Interest and Other Debt Financing Expenses	Weighted Average Cost of Debt
Nine Months Ended September 30, 2023
Credit Facility	$17,796	$1,231	$829	$19,856	8.91%
April 2026 Notes	996	57	—	1,053	8.99
December 2026 Notes	2,231	155	—	2,386	4.56
July 2027 Notes	4,528	412	—	4,940	8.21
August 2027 Notes	1,050	107	—	1,157	7.73
December 2027 Notes	3,105	275	—	3,380	8.73
Total	$29,706	$2,237	$829	$32,772	8.15%

Nine Months Ended September 30, 2022
Credit Facility	$2,902	$570	$1,428	$4,900	7.70%
December 2026 Notes	1,991	130	—	2,121	4.52
July 2027 Notes	1,057	88	—	1,145	7.98
August 2027 Notes	121	10	—	131	7.72
Total	$6,071	$798	$1,428	$8,297	6.55%

(1)
Unused facility and other fees for the nine months ended September 30, 2022 include supplemental fees of $0.4 million, which were predominantly incurred in the first half of 2022 and were nonrecurring in nature.

Credit Facility

On May 31, 2019, the Company entered into a Credit Agreement with KeyBank National Association, acting as administrative agent and syndication agent and the other lenders party thereto, which initially provided the Company with a $100.0 million commitment, subject to borrowing base requirements (as amended and restated from time to time, the “Credit Facility”). As of September 30, 2023, the Company had $500.0 million in total commitments available under the Credit Facility. The availability period under the Credit Facility expires on April 20, 2025 and is followed by a one-year amortization period. The stated maturity date under the Credit Facility is April 20, 2026, unless extended.

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

The Credit Facility is collateralized by all eligible investment assets held by the Company. The Credit Facility contains representations, warranties, and affirmative and negative covenants customary for secured financings of this type, including certain financial covenants such as a consolidated tangible net worth requirement and a required asset coverage ratio.

For the three and nine months ended September 30, 2023, the weighted average outstanding principal balance was $250.3 million and $298.0 million, respectively, and the weighted average effective interest rate was 8.07% and 7.99%, respectively. For the three and nine months ended September 30, 2022, the weighted average outstanding principal balance was $126.0 million and $85.1 million, respectively, and the weighted average effective interest rate was 5.25% and 4.01%, respectively.

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

Aggregate costs in connection with the December 2026 Notes issuance were $1.0 million, and were capitalized and deferred. As of September 30, 2023 and December 31, 2022, unamortized deferred debt costs related to the December 2026 Notes were $0.6 million and $0.8 million, respectively.

April 2026 Notes

The April 2026 Notes bear an interest rate of 8.54% per year and are due on April 13, 2026, unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the April 2026 Notes will be due semiannually in arrears on April 13 and October 13 of each year, commencing on October 13, 2023.

Aggregate costs in connection with the April 2026 Notes issuance were $0.4 million, and were capitalized and deferred. As of September 30, 2023, unamortized deferred debt costs related to the April 2026 Notes were $0.3 million.

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

Aggregate costs in connection with the July 2027 Notes issuance, including the underwriter’s discount and commissions, were $2.7 million, and were capitalized and deferred. As of September 30, 2023 and December 31, 2022, unamortized deferred debt costs related to the July 2027 Notes were $2.1 million and $2.4 million, respectively.

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

Aggregate costs in connection with the August 2027 Notes issuance were $0.7 million, and were capitalized and deferred. As of September 30, 2023 and December 31, 2022, unamortized deferred debt costs related to the August 2027 Notes were $0.5 million and $0.7 million, respectively.

December 2027 Notes

On December 7, 2022, the Company issued and sold $51.75 million in aggregate principal amount of 8.00% interest-bearing unsecured Notes due 2027 (the "December 2027 Notes") under its shelf Registration Statement on Form N-2. The December 2027 Notes were issued pursuant to the Base Indenture dated July 28, 2022 (the "Base Indenture") and Second Supplemental Indenture, dated December 7, 2022 (together with the Base Indenture, the "Indenture"), between the Company and the Trustee, U.S. Bank Trust Company, National Association.

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

Aggregate costs in connection with the December 2027 Notes issuance, including the underwriter's discount and commissions, were $1.8 million, and were capitalized and deferred. As of September 30, 2023 and December 31, 2022, unamortized deferred debt costs related to the December 2027 Notes were $1.5 million and $1.8 million, respectively.

Note 8 – Commitments and Contingencies

Commitments

The following table provides the Company’s contractual obligations as of September 30, 2023 (in thousands):

		Payments Due by Period
Contractual Obligations (1)	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 Years
Borrowings (2)
Credit Facility	$203,000	$—	$203,000	$—	$—
2026 Notes	95,000	—	25,000	70,000	—
2027 Notes	152,250	—	—	152,250	—
Total Borrowings	450,250	—	228,000	222,250	—
Deferred Incentive Fees	8,447	2,637	3,131	2,548	131
Total	$458,697	$2,637	$231,131	$224,798	$131
(1)
Excludes interest payable on borrowings, accrued expenses, and commitments to extend credit to the Company’s portfolio companies.
(2)
Amounts represent future principal repayments and not the carrying value of each liability (refer to “Note 7 – Borrowings”).

The following table provides the Company’s contractual obligations as of December 31, 2022 (in thousands):

		Payments Due by Period
Contractual Obligations (1)	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 Years
Borrowings (2)
Credit Facility	$337,000	$—	$—	$337,000	$—
2026 Notes	70,000	—	—	70,000	—
2027 Notes	152,250	—	—	152,250	—
Total Borrowings	559,250	—	—	559,250	—
Deferred Incentive Fees	5,009	674	1,760	1,023	1,552
Total	$564,259	$674	$1,760	$560,273	$1,552
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

The Company's unfunded loan commitments to provide debt financing to its portfolio companies amounted to $203.5 million and $315.7 million as of September 30, 2023 and December 31, 2022, respectively, shown in the table below (in thousands):

Portfolio Company	Investment Type	September 30, 2023	December 31, 2022
3PL Central LLC (dba Extensiv)	Senior Secured Term Loan	$11,500	$15,000
Brivo, Inc.	Senior Secured Term Loan	12,000	16,000
CloudPay, Inc.	Senior Secured Term Loan	—	15,000
Dtex Systems, Inc.	Senior Secured Term Loan	—	15,000
EBR Systems, Inc.	Senior Secured Term Loan	10,000	30,000
Interactions Corporation	Senior Secured Term Loan	10,000	10,000
Intellisite Holdings, Inc. (dba Epic IO Technologies, Inc.)	Senior Secured Term Loan	—	6,000
Kin Insurance, Inc.	Senior Secured Term Loan	—	25,000
Madison Reed, Inc.	Senior Secured Term Loan	1,200	2,400
Moximed, Inc.	Senior Secured Term Loan	15,000	15,000
Nalu Medical, Inc.	Senior Secured Term Loan	25,000	25,000
Revelle Aesthetics, Inc.	Senior Secured Term Loan	—	12,500
Route 92 Medical, Inc.	Senior Secured Term Loan	38,564	42,000
SetPoint Medical Corporation	Senior Secured Term Loan	40,000	40,000
Skillshare, Inc.	Senior Secured Term Loan	10,000	15,000
Snagajob.com, Inc.	Senior Secured Term Loan	6,785	6,785
Synack, Inc.	Senior Secured Term Loan	23,480	25,000
Total unused commitments to extend financing		$203,529	$315,685

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

Repurchase Program

On February 24, 2022, the Board of Directors approved a repurchase program (the “Repurchase Program”) under which the Company could have repurchased up to $25.0 million of its outstanding common stock. Under the Repurchase Program, the Company could have repurchased shares at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. As of September 30, 2023 and December 31, 2022, the Company had repurchased 871,345 shares of the Company's common stock under the Repurchase Program for an aggregate purchase price of $10.8 million. The Board of Directors did not renew the Repurchase Program, and it expired on February 24, 2023.

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

For the three and nine months ended September 30, 2023, the Company declared and paid dividends in the amount of $18.2 million and $54.7 million, respectively, of which $17.5 million and $52.4 million, respectively, were distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s Dividend Reinvestment Plan. For the three and nine months ended September 30, 2022, the Company declared dividends in the amount of $13.5 million, and $37.0 million of which $12.8 million and $26.7 million, respectively, were distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s Dividend Reinvestment Plan.

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

During the three and nine months ended September 30, 2023, the Company purchased 54,930 and 182,435 shares of common stock in the open market under the Dividend Reinvestment Plan for a total of $0.7 million and $2.3 million, respectively. During the three and nine months ended September 30, 2022, the Company purchased 49,298 and 729,134 shares of common stock in the open market and under the Dividend Reinvestment Plan for a total of $0.7 million and $10.3 million, respectively.

The following table summarizes the distributions declared and paid since inception through September 30, 2023:

Declaration Date	Type	Record Date	Payment Date	Amount per Share
May 3, 2018	Quarterly	May 15, 2018	May 31, 2018	$0.15
July 26, 2018	Quarterly	August 15, 2018	August 31, 2018	$0.25
November 1, 2018	Quarterly	October 31, 2018	November 15, 2018	$0.35
March 22, 2019	Quarterly	March 22, 2019	March 26, 2019	$0.40
May 2, 2019	Quarterly	May 7, 2019	May 21, 2019	$0.45
May 2, 2019	Quarterly	May 31, 2019	July 16, 2019	$0.46
July 30, 2019	Quarterly	August 5, 2019	August 26, 2019	$0.45
September 27, 2019	Quarterly	September 30, 2019	November 12, 2019	$0.04
December 9, 2019	Quarterly	December 10, 2019	December 23, 2019	$0.40
March 5, 2020	Quarterly	March 6, 2020	March 20, 2020	$0.40
May 7, 2020	Quarterly	May 8, 2020	May 21, 2020	$0.35
August 5, 2020	Quarterly	August 6, 2020	August 20, 2020	$0.36
October 1, 2020	Quarterly	October 1, 2020	November 12, 2020	$0.38
March 4, 2021	Quarterly	March 5, 2021	March 19, 2021	$0.37
April 29, 2021	Quarterly	April 30, 2021	May 13, 2021	$0.37
July 19, 2021	Quarterly	July 20, 2021	August 12, 2021	$0.34
October 28, 2021	Quarterly	November 8, 2021	November 22, 2021	$0.25
February 24, 2022	Quarterly	March 8, 2022	March 22, 2022	$0.27
April 28, 2022	Quarterly	May 10, 2022	May 24, 2022	$0.30
July 28, 2022	Quarterly	August 9, 2022	August 23, 2022	$0.33
October 27, 2022	Quarterly	November 8, 2022	November 22, 2022	$0.36
February 23, 2023	Quarterly	March 7, 2023	March 21, 2023	$0.40
February 23, 2023	Supplemental	March 7, 2023	March 21, 2023	$0.05
May 2, 2023	Quarterly	May 15, 2023	May 31, 2023	$0.40
May 2, 2023	Supplemental	May 15, 2023	May 31, 2023	$0.05
August 1, 2023	Quarterly	August 15, 2023	August 31, 2023	$0.40
August 1, 2023	Supplemental	August 15, 2023	August 31, 2023	$0.05

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

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized gain (loss) on investments for federal income tax purposes as of and for the period ended September 30, 2023 and the year ended December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Tax cost on investments	$1,042,501	$1,149,902
Change in unrealized gain on a tax basis	$9,533	$9,207
Change in unrealized loss on a tax basis	(41,107)	(32,800)
Net unrealized gain (loss) on a tax basis	$(31,574)	$(23,593)

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes ("ASC 740"). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions deemed to meet a "more-likely-than-not" threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statements of Operations. There were no material uncertain income tax positions at September 30, 2023 or December 31, 2022. Although the Company files federal and state tax returns, the Company's major tax jurisdiction is federal. The previous three tax year-ends and the interim tax period since then remain subject to examination by the Internal Revenue Service.

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

Note 11 – Financial Highlights

The following table sets forth the financial highlights for the nine months ended September 30, 2023 and 2022 (in thousands, except for per share data and ratios):

	Nine Months Ended September 30,
	2023	2022
Per Share Data(1):
Net asset value at beginning of period	$14.22	$14.65
Net investment income	1.48	1.01
Net realized gain (loss)	(0.03)	0.02
Net change in unrealized gain (loss)	(0.24)	(0.70)
Total from investment operations	1.21	0.33
Distributions	(1.35)	(0.90)
Accretion (dilution)	-	0.04
Net asset value at end of period	$14.08	$14.12

Ratio/Supplemental Data:
Total return based on net asset value(2)	(0.98)%	(3.62)%
Total return based on market value(3)	22.26%	(4.29)%
Ratio of net investment income to average net assets(4)(5)	13.88%	9.32%
Ratio of total operating expenses to average net assets(4)(5)	15.05%	6.72%
Ratio of total operating expenses, excluding incentive fees, to average net assets(4)	11.58%	4.78%
Ratio of net increase (decrease) in net assets resulting from operations to average net assets(4)	11.37%	3.09%
Portfolio turnover rate(6)	9.63%	19.59%

Net assets at beginning of period	$576,052	$606,195
Net assets at end of period	$570,491	$573,661
Weighted average net assets	$577,673	$594,469
Weighted average shares outstanding for the period, basic	40,509,269	41,119,467

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

Note 12 - Subsequent Events

The Company evaluated events subsequent to September 30, 2023 through November 7, 2023.

On October 6, 2023, the Company funded an investment of $8.0 million to Betterment Holdings, Inc.

On October 6, 2023, the Company received a partial prepayment of $24.5 million from Brivo, Inc. on its senior secured loan.

On October 19, 2023, the Company funded an investment of $3.1 million to Gynesonics, Inc.

On October 26, 2023, the Company funded an investment of $1.4 million to Snagajob.com, Inc.

On November 2, 2023, the Board of Directors declared an ordinary distribution of $0.40 per share and a supplemental distribution of $0.06 per share for stockholders of record on November 13, 2023 payable on or before November 28, 2023.

On November 2, 2023, the Board of Directors approved a repurchase program (the “Share Repurchase Program”) under which the Company may repurchase up to $25.0 million of our outstanding common stock. Under the Share Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations.

On November 3, 2023 the Company funded an investment of $30.0 million to Linxup, LLC.

On November 6, 2023 the Company funded an investment of $5.0 million to Route 92 Medical, Inc.

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
•
the loss of key personnel and members of our management team;
•
the timing of cash flows, if any, from the operations of our portfolio companies and the impact of the COVID‑19 pandemic thereon;
•
the ability of our external investment adviser, Runway Growth Capital LLC, to locate suitable investments for us and to monitor and administer our investments;
•
the ability of Runway Growth Capital LLC to attract and retain highly talented professionals;
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

Although we believe the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this quarterly report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 2, 2023.

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

We are externally managed by Runway Growth Capital LLC ("RGC"), an investment adviser that has registered with the SEC under the Investment Advisers Act of 1940, as amended. The Administrator, a wholly-owned subsidiary of RGC, provides all the administrative services necessary for us to operate.

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

Portfolio Composition and Investment Activity

Portfolio Composition

At September 30, 2023, we had investments in 50 portfolio companies, representing 20 companies in which we held loan and warrant investments, three companies in which we held loan investments and shares of common stock, preferred stock, or a combination with warrants, five companies in which we held a loan investment only, 17 companies in which we held warrant investments only, and five companies in which we held shares of common stock or preferred stock only, or a combination with warrants. At December 31, 2022, we had investments in 49 portfolio companies, representing 28 companies in which we held loan and warrant investments, one companies in which we held loan investments and shares of common, preferred stock, or a combination with warrants, six companies in which we held a loan investment only, nine companies in which we held warrant investments only, and five companies in which we held shares of common or preferred stock only, or a combination with warrants.

The following table shows the fair value of our investments, by asset class, as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023			December 31, 2022
Investments	Cost	Fair Value	% of Total Portfolio	Cost	Fair Value	% of Total Portfolio
Portfolio Investments
Senior Secured Term Loans	$964,734	$947,515	93.73%	$1,096,724	$1,080,121	95.90%
Second Lien Term Loans	14,178	14,178	1.40	13,654	13,654	1.21
Preferred Stocks	37,382	33,258	3.29	12,382	12,682	1.13
Common Stocks	9,125	1,963	0.19	8,715	3,097	0.27
Warrants	19,455	14,013	1.39	19,127	16,755	1.49
Total Investments	$1,044,874	$1,010,927	100.00%	$1,150,602	$1,126,309	100.00%

For the three and nine months ended September 30, 2023, our debt investment portfolio had a dollar-weighted annualized yield of 18.3% and 16.0%, respectively. For the three and nine months ended September 30, 2022, our debt investment portfolio had a dollar-weighted annualized yield of 14.4% and 13.5%, respectively. We calculate the yield on dollar-weighted debt investments for any period measured as (1) total related investment income during the period divided by (2) the daily average of the fair value of debt investments outstanding during the period. As of September 30, 2023, our debt investments had a dollar-weighted average outstanding term of 57 months at origination and a dollar-weighted average remaining term of 38 months, or approximately 3.2 years. As of September 30, 2023, substantially all of our debt investments had committed principal amounts of between $6.0 million and $85.0 million, repayment terms of between 34 months and 82 months and pay cash interest at annual interest rates of between 7.1% and 15.7%.

The following table shows our dollar-weighted annualized yield by investment type for the three and nine months ended September 30, 2023 and 2022:

	Fair Value(1)				Cost(2)
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Investment type:
Debt investments	18.28%	14.43%	16.04%	13.49%	18.02%	14.10%	15.80%	13.30%
Equity interest	2.52%	3.64%	2.70%	3.36%	1.97%	3.16%	2.17%	3.41%
All investments	17.48%	13.95%	15.45%	12.94%	17.00%	13.55%	15.07%	12.77%

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

Investment Activity

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments as well as repayments and sales of existing investments. During the nine months ended September 30, 2023, the Company funded 19.8 million in one new portfolio company, and $85.7 million in 11 existing portfolio companies, net of upfront loan origination fees. The Company also received $225.7 million in loan prepayments from 10 portfolio companies and $7.0 million in scheduled principal payments from two portfolio companies. There were no proceeds from the termination of warrants, sale of preferred stock, and sale of common stock. During the nine months ended September 30, 2022, the Company funded $210.4 million in eight new portfolio companies and $182.4 million in ten existing portfolio companies, net of upfront loan origination fees. The Company also received $135.9 million in loan prepayments from six portfolio companies and $7.3 million in scheduled principal payments from two portfolio companies. There were $7.2 million in proceeds from the termination of warrants, sale of preferred stock, and sale of common stock.

Portfolio Reconciliation

The following is a reconciliation of our investment portfolio, including U.S. Treasury Bills, for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Beginning investment portfolio	$1,126,309	$729,516
Purchases of investments	105,527	392,820
Purchases of U.S. Treasury Bills	34,974	—
PIK interest	15,334	6,345
Sales and prepayments of investments	(225,671)	(143,144)
Scheduled principal payments of investments	(7,046)	(7,266)
Sales and maturities of U.S. Treasury Bills(1)	(35,000)	(45,000)
Net realized gain (loss) on investments	(1,178)	939
Net change in unrealized gain (loss) on investments	(9,654)	(28,617)
Amortization of fixed income premiums or accretion of discounts	7,332	4,576
Ending investment portfolio	$1,010,927	$910,169

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

The following table shows the investment ratings of our debt investments at fair value as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023			December 31, 2022
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	—
2	779,670	77.13	20	1,006,247	89.34	30
3	166,346	16.45	6	78,238	6.95	4
4	4,064	0.40	1	—	-	—
5	11,613	1.15	1	9,290	0.82	1
	$961,693	95.13%	28	$1,093,775	97.11%	35

Loans and Debt Securities on Non-Accrual Status

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of September 30, 2023 and December 31, 2022, we have not written off any accrued and uncollected PIK interest. As of September 30, 2023, we had one loan to Pivot3, Inc. on non-accrual status. The loan, with a cost basis of $18.0 million and a fair value of $11.6 million, represents 1.1% of the total investment portfolio. From being placed on non-accrual status through September 30, 2023, cumulative interest of $6.0 million would be receivable and $0.3 million OID would be accreted into the cost basis, for a total of $6.3 million not recorded in Interest income from control investments on the Statements of Operations. As of December 31, 2022, we had one loan to Pivot3, Inc. on non-accrual status. The loan, with a cost basis of $19.2 million and a fair market value of $9.3 million represents 0.8% of the total investment portfolio. From being placed on non-accrual status through December 31, 2022, cumulative interest of $3.6 million would be payable and $0.3 million OID would be accreted into the cost basis, for a total of $3.9 million not recorded in Interest income from control investments on the Statements of Operations.

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

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022

The following table is a comparison of the results of our operations for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)
Investment income
Interest, fee and dividend income	$43,552	$1.07	$27,036	$0.66	$124,632	$3.08	$71,293	$1.73
Other income	227	0.01	1	-	352	0.01	1	—
Total investment income	43,779	1.08	27,037	0.66	124,984	3.09	71,294	1.73
Operating expenses
Management fees	4,302	0.11	3,066	0.07	12,598	0.31	8,488	0.20
Incentive fees	5,511	0.13	3,626	0.09	14,994	0.37	8,591	0.21
Interest and other debt financing expenses	10,442	0.26	4,382	0.10	32,772	0.81	8,297	0.20
Professional fees	466	0.01	482	0.01	1,504	0.04	1,677	0.04
Administration agreement expenses	449	0.01	459	0.01	1,647	0.04	1,331	0.03
Insurance expense	269	0.01	268	0.01	805	0.02	806	0.02
Tax expense	—	—	—	-	50	—	1	—
Other expenses	304	0.01	256	0.01	656	0.02	667	0.02
Total operating expenses	21,743	0.54	12,539	0.30	65,026	1.61	29,858	0.72
Net investment income	22,036	0.54	14,498	0.36	59,958	1.48	41,436	1.01
Realized gain (loss) on investments	—	—	407	0.01	(1,178)	(0.03)	939	0.02
Net change in unrealized gain (loss) on investments	(7,214)	(0.17)	(3,183)	(0.08)	(9,654)	(0.24)	(28,617)	(0.70)
Net increase (decrease) in net assets resulting from operations	$14,822	$0.37	$11,722	$0.29	$49,126	$1.21	$13,758	$0.33
(1)
The basic per share figures noted above are based on weighted averages of 40,509,269 and 40,774,154 shares outstanding for the three months ended September 30, 2023 and 2022, respectively, and 40,509,269 and 41,119,467 shares outstanding for the nine months ended September 30, 2023 and 2022, respectively.

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

Investment income for the three months ended September 30, 2023 and 2022 was $43.8 million and $27.0 million, respectively, and includes non-recurring income of $5.6 million and $0.4 million, respectively. Non-recurring income includes, but is not limited to, acceleration of unaccreted OID, prepayment fees and amendment fees. The increase in investment income for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily due to increased interest income driven by our deployment of capital and increased market interest rates.

Investment income for the nine months ended September 30, 2023 and 2022 was $125.0 million and $71.3 million, respectively, and includes non-recurring income of $9.0 million and $2.9 million, respectively. Non-recurring income includes, but is not limited to, acceleration of unaccreted OID, prepayment fees and amendment fees. The increase in investment income for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to increased interest income driven by our deployment of capital and increased market interest rates.

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

Operating expenses for the three months ended September 30, 2023 and 2022 were $21.7 million and $12.5 million, respectively. Operating expenses increased for the three months ended September 30, 2023 from the three months ended September 30, 2022 primarily due to an increase in interest expense as a result of increased leverage, performance-based incentive fees, and management fees. Operating expenses for the three months ended September 30, 2023 and 2022 were $0.54 and $0.30 per share, respectively.

Operating expenses for the nine months ended September 30, 2023 and 2022 were $65.0 million and $29.9 million, respectively. Operating expenses increased for the nine months ended September 30, 2023 from the nine months ended September 30, 2022 primarily due to an increase in interest expense as a result of increased leverage, performance-based incentive fees, and management fees. Operating expenses for the nine months ended September 30, 2023 and 2022 were $1.61 and $0.72 per share, respectively.

Management fees for the three months ended September 30, 2023 and 2022 were $4.3 million and $3.1 million, respectively. Management fees increased for the three months ended September 30, 2023 from the three months ended September 30, 2022 primarily due to an increase in gross assets, offset by a decrease in the base management rate from 1.6% to 1.5% per annum.

Management fees for the nine months ended September 30, 2023 and 2022 were $12.6 million and $8.5 million, respectively. Management fees increased for the nine months ended September 30, 2023 from the nine months ended September 30, 2022 primarily due to an increase in gross assets, offset by a decrease in the base management rate from 1.6% to 1.5% per annum.

Incentive fees for the three months ended September 30, 2023 and 2022 were $5.5 million and $3.6 million, respectively. Incentive fees increased for the three months ended September 30, 2023 from the three months ended September 30, 2022 primarily due to an increase in net investment income. For the three months ended September 30, 2023, $4.0 million of the incentive fees were payable in cash, and $1.5 million were deferred and accrued. For the three months ended September 30, 2022, $3.2 million of the incentive fees were payable in cash, and $0.4 million were deferred and accrued. Incentive fees related to PIK or deferred interest are accrued and payment is deferred until such interest is collected in cash. Incentive fees for the three months ended September 30, 2023 and 2022 were $0.13 and $0.09 per share, respectively.

Incentive fees for the nine months ended September 30, 2023 and 2022 were $15.0 million and $8.6 million, respectively. Incentive fees increased for the nine months ended September 30, 2023 from the nine months ended September 30, 2022 primarily due to an increase in net investment income. For the nine months ended September 30, 2023, $10.9 million of the incentive fees were payable in cash, and $4.1 million were deferred and accrued. For the nine months ended September 30, 2022, $7.3 million of the incentive fees were payable in cash, and $1.3 million were deferred and accrued. Incentive fees related to PIK or deferred interest are accrued and payment is deferred until such interest is collected in cash. Incentive fees for the nine months ended September 30, 2023 and 2022 were $0.37 and $0.21 per share, respectively.

Net Investment Income

Net investment income for the three months ended September 30, 2023 and 2022 was $22.0 million and $14.5 million, respectively. Net investment income increased for the three months ended September 30, 2023 from the three months ended September 30, 2022 was primarily due to rising interest rates on our investments, partially offset by an increase in interest expense, performance-based incentive fees, and management fees. Net investment income for the three months ended September 30, 2023 and 2022 was $0.54 and $0.36 per share, respectively.

Net investment income for the nine months ended September 30, 2023 and 2022 was $60.0 million and $41.4 million, respectively. Net investment income increased for the nine months ended September 30, 2023 from the nine months ended September 30, 2022 primarily due to rising interest rates partially offset by an increase in performance-based incentive fees, management fees, debt financing fees, and interest expense. Net investment income for the nine months ended September 30, 2023 and 2022 was $1.48 and $1.01 per share, respectively.

Net Realized Gain (Loss) on Investments

There were no net realized gains (losses) on investments for the three months ended September 30, 2023. The net realized gain on investments of $0.4 million for the three months ended September 30, 2022 was primarily due to the gain on a portion of our investment in the common stock of Brilliant Earth Group, Inc and partially offset by a loss on our investment in the warrants in Aspen Group Inc.

Net realized losses on investments of $1.2 million for the nine months ended September 30, 2023 was attributable to our investments in CareCloud, Inc. and Gynesonics, Inc warrants. The net realized gain on investments of $0.9 million for the nine months ended September 30, 2022 was primarily due to the gain on a portion of our investment in the common stock of Brilliant Earth Group, Inc. partially offset by the loss on our investments in the preferred stock and warrants in CareCloud, Inc. and Aspen Group Inc.

Net Change in Unrealized Gain (Loss) on Investments

Net change in unrealized loss on investments of $7.2 million for the three months ended September 30, 2023 was primarily due to a decrease in the fair value of our preferred stock investment in CareCloud, Inc. and our senior secured loans to Snagajob.com, Inc. and Fiscal Note, Inc., as well as a release of unrealized gain on the senior secured loans to Allurion Technologies, Inc. The net change in unrealized loss on investments of $3.2 million for the three months ended September 30, 2022 was primarily due to a release in the unrealized gain on Fiscal Note warrants and decreases in the fair value of our investment in the senior secured loan to Pivot3, Inc.

Net change in unrealized loss on investments of $9.7 million for the nine months ended September 30, 2023 was primarily due to decreases in the fair value of our preferred stock investment in Gynesonics, Inc. and senior secured loans to Gynesonics, Inc. and Snagajob.com, Inc. The net change in unrealized loss on investments of $28.6 million for the nine months ended September 30, 2022 was primarily due to decreases in the fair value of our investments in the senior secured loan to Pivot3, Inc., common stock of Brilliant Earth Group, Inc., and common stock of Coginiti Corp.

Net Increase (Decrease) in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of $14.8 million for the three months ended September 30, 2023, as compared to a net decrease in net assets resulting from operations of $11.7 million for the three months ended September 30, 2022. The net increase in net assets resulting from operations for the three months ended September 30, 2023 from the three months ended September 30, 2022 was primarily due to the comparative net change in unrealized gain (loss), as well as an increase in net investment income for the three months ended September 30, 2023.

We had a net increase in net assets resulting from operations of $49.1 million and $13.8 million for the nine months ended September 30, 2023 and 2022, respectively. The net increase in net assets resulting from operations for the nine months ended September 30, 2023 from the nine months ended September 30, 2022 was primarily due to the comparative net change in unrealized gain (loss), as well as an increase in net investment income for the nine months ended September 30, 2023.

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

During the nine months ended September 30, 2023, we principally funded our operations from (i) cash receipts from interest, dividend, and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments.

During the nine months ended September 30, 2023, our operating activities provided $174.1 million of cash and cash equivalents, compared to $164.1 million used during the nine months ended September 30, 2022, respectively. The $338.2 million increase in cash provided by operating activities was primarily due to a $252.3 million decrease in purchases of investments and U.S. Treasury Bills and a $72.3 million increase in sales and repayments of investments and U.S. Treasury Bills.

During the nine months ended September 30, 2023, our financing activities used $164.9 million of cash, compared to $165.2 million provided by financing activities during the nine months ended September 30, 2022 . The $330.1 million increase in cash flows used in financing activities was primarily due to decreased net borrowing activity of $373.5 million and increased dividend distributions of $17.7 million, offset by decreased cash used in reverse repurchase agreements of $44.8 million.

As of September 30, 2023, our net assets totaled $570.5 million, with a net asset value per share of $14.08. We intend to continue to operate in order to generate cash flows from operations, including income earned from investments in our portfolio companies. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

Available Liquidity and Capital Resources

As of September 30, 2023, we had $311.9 million in available liquidity, including $14.9 million in cash and cash equivalents, and approximately $297.0 million available under our Credit Facility, subject to borrowing base capacity. As of September 30, 2023, we had $203.0 million of secured debt outstanding under our Credit Facility, which are floating interest rate obligations and $247.3 million of unsecured debt outstanding under 2026 and 2027 Notes, which are all fixed interest rate debt obligations. Refer to "Note 7 – Borrowings" to our financial statements in Part I, Item 1 of this Form 10-Q for additional discussion of our debt obligations.

Pursuant to the 1940 Act, we are permitted to incur borrowings, issue debt securities, or issue preferred stock unless, immediately after the borrowings or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock is at least 150% (at least 200% prior to June 17, 2022). As of September 30, 2023 and December 31, 2022, our asset coverage ratio was 227% and 203%, respectively.

As detailed above, our diverse and well-structured balance sheet is designed to provide a long-term focused and sustainable investment platform. Currently, we believe we have sufficient liquidity to support our near-term capital requirements.

Commitments and Obligations

Our significant contractual payment obligations relate to our borrowings and deferred incentive fees. As of September 30, 2023, we had $450.3 million of debt outstanding, none of which was due within the next year, $228.0 million within 1 to 3 years, and $222.3 million beyond 3 years. As of September 30, 2023, we had $8.4 million of deferred incentive fees, $2.6 million of which was due within the next year, $3.1 million within 1 to 3 years, and $2.7 million beyond 3 years.

In addition to our on-balance sheet contractual obligations, in the normal course of business, we have future cash requirements related to our financial instruments with off-balance sheet risk. These consist of unfunded loan commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded loan commitments to provide funds to portfolio companies are not reflected on our balance sheet.

Our unfunded loan commitments may be significant from time to time. As of September 30, 2023, we had $203.5 million in unfunded loan commitments to provide debt financing to its portfolio companies. The availability of unfunded loan commitments are dependent upon the portfolio company reaching certain performance milestones and time-based cancellation provisions before the loan commitment becomes available. Furthermore, our credit agreements generally contain customary lending provisions which allow us relief from funding obligations for previously made unfunded commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We maintain sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded loan commitments should the need arise. As of September 30, 2023, we had approximately $75.1 million of available unfunded commitments eligible to be drawn based on achieved milestones. Refer to “Note 8 – Commitments and Contingencies” of our financial statements in Part I, Item 1 of this Form 10-Q for a summary of unfunded loan commitments by portfolio company as of September 30, 2023.

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

During the three and nine months ended September 30, 2023, we declared and paid dividends in the amount of $18.2 million and $54.7 million, respectively, of which $17.5 million and $52.4 million, respectively, were distributed in cash and the remainder distributed in shares to stockholders pursuant to our Dividend Reinvestment Plan. For the three and nine months ended September 30, 2022, we declared dividends in the amount of $13.5 million, and $37.0 million of which $12.8 million and $26.7 million, respectively, were distributed in cash and the remainder distributed in shares to stockholders pursuant to our Dividend Reinvestment Plan.

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

As of September 30, 2023, 100.0% of our performing debt portfolio investments bore interest at variable rates, consisting of approximately 65.0% based on SOFR and 35.0% based on Prime. As a policy, any interest above the cash cap, if applicable, as determined on an individual loan basis will accrue to principal and be treated as PIK interest. A hypothetical 200 basis point increase (decrease) in the interest rates on our variable-rate debt investments could increase our investment income by a maximum of $18.7 million and decrease our investment income by a maximum of $17.8 million, due to certain floors, on an annual basis.

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

If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, you may lose all or part of your investment. Other than as set forth below, there have been no material changes known to us during the period ended September 30, 2023 to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 2, 2023.

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

We may borrow money, which would magnify the potential for gain or loss on amounts invested and may increase the risk for investing in us.

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

	Assumed Return on Our Portfolio
	(Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder(1)	-24.7%	-14.8%	-4.9%	5.0%	14.9%

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

Rule 10b5-1 Disclosure

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

Fees and Expenses

The following table is being provided to update as of September 30, 2023, certain information in our registration statement on Form N-2 (File No. 333-274351). The information is intended to assist you in understanding the costs and expenses that an investor in our common stock will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Quarterly Report on Form 10-Q contains a reference to fees or expenses paid by “you,” “us,” or “the Company,” or that “we” will pay for expenses, stockholders will indirectly bear such fees or expenses as investors in us.

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Dividend reinvestment plan expenses	—%	(3)
Total stockholder transaction expenses (as a percentage of offering price)	—%
Annual expenses (as a percentage of net assets attributable to common stock):
Management Fee payable under the Advisory Agreement	2.90%	(4)
Incentive Fee payable under the Advisory Agreement	3.33%	(5) (8)
Interest payments on borrowed funds	7.45%	(6) (8)
Other expenses	1.17%	(7) (8)
Total annual expenses	14.85%	(8)

(1)
The sales load (underwriting discount and commission) with respect to the shares of our common stock sold by the selling stockholders, which is a fee paid to the underwriters by the selling stockholders, shall be disclosed in a related prospectus supplement.
(2)
A related prospectus supplement will disclose the estimated amount of offering expenses, the offering price and the estimated amount of offering expenses borne by the selling stockholders as a percentage of the offering price.
(3)
The expenses of the dividend reinvestment plan are included in “Other expenses” in the table above. For more information, refer to "Note 9 – Net Assets" to our financial statements in Part I, Item 1 of this Form 10-Q.
(4)
Assumes the base management fee will be an amount equal to 0.375% (1.50% annualized) of our average daily Gross Assets during the most recently completed calendar quarter. For more information, refer to "Note 3 – Related Party Agreements and Transactions" to our financial statements in Part I, Item 1 of this Form 10-Q.
(5)
The incentive fee, which provides RGC with a share of the income that RGC generates for us, consists of an Investment Income Fee and a Capital Gains Fee. For more information, refer to "Note 3 – Related Party Agreements and Transactions" to our financial statements in Part I, Item 1 of this Form 10-Q.
(6)
Interest payments and fees paid on borrowed funds represents an estimate of our annualized interest expense and fees based on borrowings under the Credit Facility, the 2027 Notes and the 2026 Notes. We may borrow additional funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. We may also issue additional debt securities or preferred stock, subject to our compliance with applicable requirements under the 1940 Act. For more information, refer to "Note 7 – Borrowings" to our financial statements in Part I, Item 1 of this Form 10-Q.
(7)
Includes our overhead and other expenses, such as payments under the Advisory Agreement for certain expenses incurred by the Administration Agreement for certain expenses incurred by the Administrator. For more information, refer to "Note 3 – Related Party Agreements and Transactions" to our financial statements in Part I, Item 1 of this Form 10-Q. We based these expenses on estimated amounts for the current fiscal year.
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

	1 year	3 years	5 years	10 years

You would pay the following expenses on a $1,000 investment, assuming a 5% annual return from realized capital gains	$149	$403	$610	$973

The foregoing table is to assist you in understanding the various costs and expenses that an investor in our common stock will bear directly or indirectly. While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. Because the Income Incentive Fee under the Advisory Agreement is unlikely to be significant assuming a 5% annual return, the example assumes that the 5% annual return will be generated entirely through the realization of capital gains on our assets and, as a result, will trigger the payment of the Capital Gains Fee under the Advisory Agreement. The Income Incentive Fee under the Advisory Agreement, which, assuming a 5% annual return, would either not be payable or have an immaterial impact on the expense amounts shown above, is not included in the example. If we achieve sufficient returns on our investments, including through the realization of capital gains, to trigger an Income Incentive Fee of a material amount, our expenses, and returns to our investors, would be higher. In addition, while the example assumes reinvestment of all dividends and distributions at net asset value, if our Board authorizes and we declare a cash dividend, participants in our dividend reinvestment plan who have not otherwise elected to receive cash will receive a number of shares of our common stock, determined by dividing the total dollar amount of the dividend payable to a participant by the market price per share of our common stock at the close of trading on the valuation date for the dividend. For more information regarding our dividend reinvestment plan, refer to "Note 9 – Net Assets" to our financial statements in Part I, Item 1 of this Form 10-Q.

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

RUNWAY GROWTH FINANCE CORP.
Date: November 7, 2023
	By:	/s/ Greg Greifeld
Greg Greifeld
Acting Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2023	By:	/s/ Thomas B. Raterman
Thomas B. Raterman
Acting President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)