Form 10-K
period 2023-12-31
Runway Growth Finance Corp.
filed 2024-03-07
CIK 1653384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2023

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

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant as of the last day of the Registrant's most recently completed second fiscal quarter was approximately $293 million based upon the last close price of $12.35 reported for such date on the Nasdaq Global Select Market LLC.

There were 40,509,269 shares of the Registrant’s common stock outstanding as of March 7, 2024 .

Auditor Firm ID: 49 Auditor Name: RSM US LLP Auditor Location: Chicago, Illinois

RUNWAY GROWTH FINANCE CORP.

PART I

Item 1. Business

Runway Growth Finance Corp.

Runway Growth Finance Corp. ("we," "us," "our," or the "Company"), a Maryland corporation formed on August 31, 2015, is structured as an externally managed, non-diversified closed-end management investment company. On August 18, 2021, we changed our name to "Runway Growth Finance Corp." from "Runway Growth Credit Fund Inc." We are a specialty finance company focused on providing senior secured loans to high growth-potential companies in technology, life sciences, healthcare information and services, business services, financial services, select consumer services and products and other high-growth industries. Our goal is to create significant value for our stockholders, and the entrepreneurs we support, by providing high growth-potential companies with hybrid debt and equity financing that is more flexible than traditional credit and less dilutive than equity. Our investment objective is to maximize our total return to our stockholders primarily through current income on our loan portfolio, and secondarily through capital gains on our warrants and other equity positions. Our offices are in Chicago, Illinois; Menlo Park, California; and New York, New York.

We have elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the "1940 Act"). We have also elected to be treated as regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). While we currently qualify, and expect to qualify annually, to be treated as a RIC, no assurance can be provided that we will be able to maintain our tax treatment as a RIC. If we fail to qualify for tax treatment as a RIC for any taxable year, we will be subject to U.S. federal income tax at corporate rates on any net taxable income for such year. See "— Certain U.S. Federal Income Tax Considerations" and "Note 2 — Summary of Significant Accounting Policies" to our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information.

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

From the commencement of investment operations on December 16, 2016, through December 31, 2023, we funded 77 portfolio companies and invested $2.1 billion in debt investments. As of December 31, 2023, our debt investment portfolio, excluding U.S. Treasury bills, consisted of 29 portfolio companies with an aggregate fair value of $978.5 million while our equity portfolio consisted of 58 warrant positions, five preferred stock positions, six common stock positions, one equity interest position, and one convertible note position in 48 portfolio companies with an aggregate fair value of $46.5 million. As of December 31, 2023, 98.5%, or $964.1 million, of our debt investment portfolio at fair value consisted of senior term loans. As of December 31, 2023, our net assets were $547.1 million, and all of our debt investments were secured by all or a portion of the tangible and intangible assets of the applicable portfolio company. The debt investments in our portfolio are generally not rated by any rating agency. If the individual debt investments in our portfolio were rated, they would be rated below "investment grade." Debt investments that are unrated or rated below investment grade are sometimes referred to as "junk bonds" and have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.

For the year ended December 31, 2023, our debt investment portfolio had a dollar-weighted annualized yield of 15.8%. For the year ended December 31, 2022, our debt investment portfolio had a dollar-weighted annualized yield of 13.7%. For the year ended December 31, 2021, our debt investment portfolio had a dollar-weighted annualized yield of 13.8%. We calculate the yield on dollar-weighted debt investments for any period measured as (1) total related investment income during the period divided by (2) the daily average of the fair value of debt investments outstanding during the period, including any debt investments on non-accrual status. As of December 31, 2023, our debt investments had a dollar-weighted average outstanding term of 58 months at origination and a dollar-weighted average remaining term of 39 months, or approximately 3.2 years. As of December 31, 2023, substantially all of our debt investments had a committed principal amount of between $6.0 million and $85.0 million and pay cash interest at annual interest rates between 8.0% and 15.6%.

The following table shows our dollar-weighted annualized yield by investment type for the years ended December 31, 2023, and December 31, 2022, and December 31, 2021:

	Fair Value(1)			Cost(2)
	Year Ended December 31,			Year Ended December 31,
	2023	2022	2021	2023	2022	2021
Investment type:
Debt investments	15.78%	13.71%	13.77%	15.54%	13.49%	13.52%
Equity interest	2.66%	3.42%	2.68%	2.06%	3.31%	3.43%
All investments	15.20%	13.22%	12.74%	14.79%	13.00%	12.78%

(1)
We calculate the dollar-weighted annualized yield on average investment type for any period as (a) total related investment income during the period divided by (b) the daily average of the fair value of the investment type outstanding during the period, including any investments on non-accrual status. The dollar-weighted annualized yield represents the portfolio yield and will be higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.
(2)
We calculate the dollar-weighted annualized yield on average investment type for any period as (a) total related investment income during the period divided by (b) the daily average of the investment type outstanding during the period, at amortized cost, including any investments on non-accrual status. The dollar-weighted annualized yield represents the portfolio yield and will be higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

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

Pursuant to the Advisory Agreement, we pay RGC a fee for its investment advisory and management services consisting of two components: a base management fee and an incentive fee. The cost of both the base management fee and incentive fee are ultimately borne by our stockholders. See "Note 3 — Related Party Agreements and Transactions" to our consolidated financial statements in Part II, Item 8 of this Form 10‑K for more information on the Advisory Agreement and the fee structure thereunder.

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

Investment Committee

RGC’s investment committee (the "Investment Committee") consists of R. David Spreng, RGC's founder, Chief Executive Officer and Chief Investment Officer, Thomas B. Raterman, our Acting President, Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary, and RGC's Chief Financial Officer and Chief Operating Officer, Greg Greifeld, our Acting Chief Executive Officer and RGC's Managing Director, Deputy Chief Investment Officer and Head of Credit, and Gregory M. Share, OCM Growth's (as defined below) appointee. The Investment Committee meets regularly to consider our investments, review our strategic initiatives and supervise the actions taken by RGC on our behalf. In addition, the Investment Committee reviews and monitors the performance of our investment portfolio. Each investment must be approved by a majority of the Investment Committee. In addition, Mr. Spreng, as Chairman of the Investment Committee, has the right to veto the approval of any investment, and any investment by us that is outside of certain agreed upon investment criteria requires the affirmative vote of OCM Growth’s appointee to the Investment Committee. See "— Strategic Relationship" below for more information.

Board Approval of the Advisory Agreement

Our Board of Directors, including a majority of the directors who were not "interested persons," as defined in Section 2(a)(19) of the 1940 Act, of us or RGC ("the Independent Directors"), approved the Advisory Agreement at a virtual meeting on April 7, 2021 and recommended that our stockholders approve the Advisory Agreement. In reliance upon certain exemptive relief granted by the SEC in connection with the global COVID-19 pandemic, the Board of Directors undertook to ratify the Advisory Agreement at its next in-person meeting which was held in July 2021. The Advisory Agreement became effective on May 27, 2021 upon approval by our stockholders at a special meeting of stockholders of the Company. The Advisory Agreement amended the prior advisory agreement to include certain revisions to the management and incentive fee calculation mechanisms and clarify language relating to liquidity events. In its consideration of the approval of the Advisory Agreement, our Board of Directors focused on information it had received relating to, among other things:

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

Our Board of Directors did not quantify, rank or otherwise assign relative weights to the specific factors it considered in reaching its decision. Our Board of Directors did not undertake to make any specific determination as to whether any particular factor, or any aspect of any particular factor, was favorable or unfavorable to its ultimate determination. Rather, our Board of Directors based its approval on the totality of information presented to, and the investigation conducted by, it. In considering the factors discussed above, individual directors may have given different weights to different factors. Based on its review of the above-mentioned factors and discussion of the Advisory Agreement, our Board of Directors approved the Advisory Agreement as being in our and our stockholders’ best interests and recommended that our stockholders approve the Advisory Agreement as well. The initial two-year term of the Advisory Agreement expired on May 27, 2023, however, prior to the expiration of the initial term, on May 2, 2023 at an in-person meeting, the Board of Directors re-approved the Advisory Agreement for a period of twelve months, commencing May 23, 2023.

Duration and Termination

Unless terminated earlier as described below, the Advisory Agreement will continue automatically for successive annual periods provided that such continuance is specifically approved at least annually by (i) (A) the affirmative vote of a majority of our Board of Directors or (B) the affirmative vote of a majority of our outstanding voting securities, and (ii) the affirmative vote of a majority of our Independent Directors. The Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, and may be terminated, without penalty, upon not more than 60 days’ written notice, by (i) the affirmative vote of a majority of our outstanding voting securities, (ii) the affirmative vote of a majority of our Board of Directors, including a majority of our Independent Directors, or (iii) RGC. See "Risk Factors — Risks Related to our Business and Structure — RGC and our Administrator have the right to resign upon not more than 60 days’ notice, and we may not be able to find a suitable replacement for either within that time, or at all, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations" in Part I, Item 1A of this Form 10‑K.

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

Strategic Relationship

In December 2016, we and RGC entered into a strategic relationship with Oaktree Capital Management, L.P. ("Oaktree"). In connection with the strategic relationship, OCM Growth Holdings, LLC ("OCM Growth") purchased an aggregate of 14,571,334 shares of our common stock for an aggregate purchase price of $219.3 million in our Initial Private Offering and Second Private Offering (each as defined in "Note 9 – Net Assets" in Part II, Item 8 of this Form 10-K). Oaktree Opportunities Fund Xb Holdings (Delaware), L.P. ("Oaktree Opportunities") purchased 24,100 shares of our common stock in secondary transactions in 2020 and 2022. As of December 31, 2023, OCM Growth and Oaktree Opportunities (together with OCM Growth, the “OCM Holders”), each an affiliate of Oaktree, own 16,473,290 shares and 18,878 shares of our common stock, respectively, or 40.7% of our outstanding shares. Pursuant to an irrevocable proxy, certain shares held by OCM Growth must be voted in the same proportion that our other stockholders vote their shares. Of the 16,492,168 shares of our common stock owned by the OCM Holders, 15,588,549 shares, or approximately 38% of our outstanding shares, are subject to this proxy voting arrangement.

In connection with OCM Growth’s commitment, we entered into a stockholder agreement, dated December 15, 2016, with OCM Growth, pursuant to which OCM Growth has a right to nominate a member of our Board of Directors for election for so long as OCM Growth holds shares of our common stock in an amount equal to, in the aggregate, at least one-third (33%) of OCM Growth’s initial $125.0 million capital commitment. Gregory M. Share, Managing Director of Oaktree's Global Opportunities Group in Los Angeles, serves on our Board of Directors as OCM Growth’s director nominee and is considered an interested director. OCM Growth also holds a minority interest in RGC and has the right to appoint a member of RGC’s board of managers and a member of RGC’s investment committee. Mr. Share is OCM Growth’s appointee to RGC’s board of managers and investment committee.

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

We focus on lending to late and growth stage companies in technology, life sciences, healthcare information and services, business services, financial services, select consumer services and products and other high-growth industries.

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

Exemptive Relief

As a BDC, we are generally limited in our ability to invest in any portfolio company in which RGC or any of its affiliates currently has an investment or to make any co-investments with RGC or its affiliates without an exemptive order from the SEC, subject to certain exceptions. On August 10, 2020, we, RGC, and certain other funds and accounts sponsored or managed by RGC were granted an exemptive order (the "Order"), as amended on August 30, 2022, that permits us greater flexibility than the 1940 Act permits to negotiate the terms of co-investments if our Board of Directors determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by RGC or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that the ability to co-invest with similar investment structures and accounts sponsored or managed by RGC or its affiliates will provide additional investment opportunities and the ability to achieve greater diversification. Under the terms of the Order, a majority of our Independent Directors are required to make certain determinations in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

Market Opportunity

We believe that the market environment is favorable for us to continue to pursue an investment strategy primarily focused on late stage and high-growth companies in technology, life sciences, healthcare information and services, business services, financial services, select consumer services and products and other high-growth industries.

Focus on Innovative Companies Across a Variety of High-Growth Industries

Diversified high growth-potential industries: We target companies active in industries that support high growth-potential. Our Sponsored Growth Lending strategy is focused on the largest industry sectors where venture capital investors are active, primarily technology, life sciences, healthcare information and services, business services, financial services, select consumer services and products and other high-growth industries. These industries’ continued growth is supported mostly by ongoing innovation and performance improvements in specific products as well as the adoption of innovative technologies and services across virtually all industries in response to competitive pressures. Term debt has been a loan product used by many of the largest, most successful venture-backed companies.

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

Large and Growing Market for Debt Financing to Venture Capital-Backed Companies

Healthy, stable venture environment: Approximately 13,608 companies received venture capital financing in 2023, according to the Pitchbook-NVCA Venture Monitor, a quarterly report published jointly by NVCA and Pitchbook on venture capital activity ("Pitchbook-NVCA"), and approximately 8.4% of these transactions were first-round financings. In 2023, venture deal volume amounted to an estimated $171 billion in value. While the current venture environment is currently demonstrating reduced activity and some disruption following an extended cycle of expansion, management believes the general state of the venture ecosystem healthy, particularly among very late and growth stage segments. The significant increase in investment amounts beginning in 2014 through 2022 was largely the result of growth investments in later-stage companies that are staying private longer. The venture debt lending market, as defined in the Q4 2023 Pitchbook-NVCA Venture Monitor, is estimated at $30.2 billion or roughly 17.7% of total U.S. venture capital deal value. While the current venture environment is currently demonstrating reduced activity and some disruption following an extended cycle of expansion, management believes the general state of the venture ecosystem healthy, particularly among very late and growth stage segments.

Growing pool of target companies: The average time from initial venture capital investment to transaction exit of such investment, either by an initial public offering or merger and acquisition transaction, has lengthened considerably. According to the Pitchbook-NVCA 2016 Yearbook, in 1998 the average number of years from initial venture investment to initial public offering of a U.S. venture capital-backed company was 3.1 years and the average number of years from initial venture investment to merger and acquisition transaction was 4.5 years. These numbers have steadily increased and have ranged between 6.0 years and 6.3 years from 2017 through 2020. According to the Q4 2023 Pitchbook-NVCA Venture Monitor, the current average time from initial venture investment to exit transaction is now 5.9 years. Exit transactions are a small proportion of companies financed by venture capital each year. As a result, the pool of target companies has grown larger with increased demand for private capital.

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

David Spreng, the founder, Chief Executive Officer and Chief Investment Officer of RGC, has a unique combination of experience as a senior executive of a $20 billion asset management firm and over 30 years as a venture capital equity and debt investor. Mr. Spreng has been a leader in applying risk management processes to investing in equity and debt of small, fast-growing, private companies. Our Acting President, Chief Financial Officer and Chief Operating Officer, Treasurer and Secretary, Thomas Raterman, who is also Chief Financial Officer and Chief Operating Officer of RGC, has more than 30 years of corporate finance, investment banking, private equity and financial executive management experience with rapidly growing entrepreneurial companies. Greg Greifeld, our Acting Chief Executive Officer, who is also Managing Director, Deputy Chief Investment Officer and Head of Credit at RGC, has over 14 years of lending, venture capital, and investment management experience.

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

Provide Capital to Robust, High-Growth Venture-backed Companies

We believe we are favorably positioned within the venture lending ecosystem, targeting primarily growth focused technology and life sciences companies. We believe the technology and life sciences industries are among the most attractive industries within the venture lending space, primarily representing large, addressable markets with strong and consistent growth. According to the Q4 2023 Pitchbook-NVCA Venture Monitor and Pitchbook-NVCA industry classifications, venture capital deal volume for technology totaled approximately $146.5 billion in 2023, representing an 13.1% compound annual growth rate ("CAGR") from 2013 to 2023. Venture capital deal volume for life sciences totaled approximately $30.9 billion in 2023, representing a 9.9% CAGR from 2013 to 2023. We believe companies within these industries can often be characterized as having asset-light business models, attractive recurring revenue streams and strong growth trajectories.

We invest across industries to diversify risk and deliver more stable returns. The investment professionals at RGC have extensive experience investing in the industries on which we focus, including technology, life sciences, healthcare information and services, business services, financial services, select consumer services and products and other high-growth industries. Our ability to invest across diverse industries is supported by our Sponsored Growth Lending strategy and relationships with leading venture firms, who are generally industry experts in the areas in which they invest. We are able to leverage our relationships across equity providers, lenders, and advisers to source deals within the venture industry.

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

We believe the focused and disciplined approach that RGC applies to our lending strategy enables us to deliver strong, consistent returns to our investors. As of December 31, 2023, our debt portfolio is 98.5% first lien senior secured. Of our $2.5 billion total commitments since inception, our cumulative gross loss rate, as a percentage of total commitments since inception, has been 0.98% and our net losses, as a percentage of total commitments since inception, has been 0.79%. At the point of origination, our portfolio companies have raised on average $106.4 million of equity proceeds relative to our average commitment size of $30.6 million. To achieve this, we do not follow an "index" strategy or a narrowly focused approach, and we do not lend only to those companies that are backed by a specific set of sponsors. We believe that careful selection among many opportunities will yield the optimal portfolio results within both sponsored and non-sponsored lending opportunities - although we do expect the sponsored segment to represent the majority of the portfolio for the foreseeable future.

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

Staffing

We do not currently have any employees. Greg Greifeld, our Acting Chief Executive Officer, also serves as Managing Director, Deputy Chief Investment Officer and Head of Credit at RGC. Thomas B. Raterman is our Acting President, Chief Financial Officer, Chief Operating Officer, Treasurer, and Secretary, and serves as the Chief Financial Officer and Chief Operating Officer of RGC. Our Chief Financial Officer performs his functions for us under the terms of our Administration Agreement. Our Board of Directors has appointed Colleen Corwell of Kroll Associates, Inc. to serve as our Chief Compliance Officer pursuant to an agreement with Kroll Associates, Inc. Ms. Corwell also serves as the Chief Compliance Officer for RGC pursuant to an agreement with Kroll Associates, Inc.

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
•
the last day of the first fiscal year in which our annual gross revenues are equal to or greater than $1.235 billion;
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

Regulation as a Business Development Company

General

We have elected to be regulated as a BDC under the 1940 Act. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and offering significant managerial assistance to them. A BDC may use capital provided by stockholders and from other sources to make long-term, private investments in businesses. A BDC provides stockholders the ability to retain the liquidity of a publicly traded stock while sharing in the possible benefits, if any, of investing in primarily privately-owned companies.

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

As a BDC, we are generally required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our gross assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% (at least 200% prior to June 16, 2022) after each issuance of senior securities if certain requirements are met. On June 16, 2022, our stockholders approved the reduced asset coverage ratio at our 2022 annual meeting of stockholders. The reduced asset coverage ratio of 150% became effective upon receiving stockholder approval.

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

As a BDC, we are generally limited in our ability to invest in any portfolio company in which RGC or any of its affiliates currently has an investment or to make any co-investments with our investment adviser or its affiliates without an exemptive order from the SEC, subject to certain exceptions. On August 10, 2020, we, RGC, and certain other funds and accounts sponsored or managed by RGC were granted the Order, as amended on August 30, 2022, that permits us greater flexibility than the 1940 Act permits to negotiate the terms of co-investments if our Board of Directors determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by RGC or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that the ability to co-invest with similar investment structures and accounts sponsored or managed by RGC or its affiliates will provide additional investment opportunities and the ability to achieve greater diversification. Under the terms of the Order, a majority of our independent directors are required to make certain determinations in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

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

Senior Securities; Coverage Ratio

We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. On June 16, 2022, our stockholders approved the reduced asset coverage ratio at our 2022 annual meeting of stockholders. The reduced asset coverage ratio of 150% became effective upon receiving stockholder approval.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:

•
pursuant to Rule 13a‑14 of the Exchange Act, our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the consolidated financial statements contained in our periodic reports;
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

Reporting Obligations

We furnish our stockholders with annual reports containing audited consolidated financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act.

Our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K, as well as reports on Forms 3, 4 and 5 regarding directors, officers, or our 10% beneficial owners, filed or furnished pursuant to section 13(a), 15(d) or 16(a) of the Exchange Act, are available on our website free of charge (https://investors.runwaygrowth.com/financial-information/sec-filings).

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
•
A renewed period of disruption in the capital markets may cause uncertain economic conditions. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business and operations.
•
Increasing level of inflation and rising interest rate could impact our portfolio company’s operations and cash flows and harm our operating results.

Risks Related to Our Business and Structure

•
Our investment portfolio is recorded at fair value, with our Board of Directors determining, in good faith, the fair value of our investment portfolio and, as a result, there is uncertainty as to the value of our portfolio investments.
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

Risks Related to Our Common Stock

•
Shares of our common stock have traded at a discount from net asset value and may do so in the future.
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

A renewed period of disruption in the capital markets may cause uncertain economic conditions. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business and operations.

The capital markets have experienced extreme volatility in recent periods, and as a result, there has been and will likely continue to be uncertainty in the financial markets in general. Unpredictable general economic conditions may materially and adversely impact the broader financial and credit markets which could reduce the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period of time or worsen in the future.

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

Further downgrades of the U.S. credit rating could negatively impact our liquidity, financial conditions and earnings.

The U.S. debt ceiling and budget deficit concerns have raised the possibility of additional credit-rating downgrades and economic slowdowns in the United States and globally. Legislation passed in June 2023 suspends the debt ceiling through early 2025, unless Congress takes further legislative action to extend it. Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.

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

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the United States and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. Specifically, the ongoing conflict between Russia and Ukraine, and the ongoing conflict in the Middle East and the resulting market volatility, could adversely affect our business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. These market and economic disruptions could also negatively impact the operating results of our portfolio companies.

Additionally, the Federal Reserve may further raise, or may announce its intention to further raise, the Federal Funds Rate in 2024. These developments, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets and capital markets on favorable terms.

Risks Related to Our Business and Structure

Our investment portfolio is recorded at fair value, with our Board of Directors determining, in good faith, the fair value of our investment portfolio and, as a result, there is uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our Board of Directors. Typically, there will not be a public market for the securities of the privately held companies in which we invest. As a result, our Board of Directors values these securities quarterly at fair value based on input from management, a third-party independent valuation firm and the audit committee of our Board of Directors (the "Audit Committee"). The fair value of such securities may meaningfully change between the date of the fair value determination by our Board of Directors, as assisted by third-party independent valuation firms and the Audit Committee, and the release of the financial results for the corresponding period and/or the next date at which fair value is determined.

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

We depend on the diligence, skill and investment acumen of R. David Spreng, the founder, Chief Executive Officer and Chief Investment Officer of RGC , along with the senior officers and other investment professionals at RGC, including Thomas Raterman, our Acting President, Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary, and Greg Greifeld our Acting Chief Executive Officer, and Managing Director, Deputy Chief Investment Officer, and Head of Credit at RGC. Mr. Raterman also serves as the Chief Financial Officer, and Chief Operating Officer of RGC. Mr. Spreng, Mr. Raterman, Mr. Greifeld and the other members of RGC’s senior management evaluate, negotiate, structure, close and monitor our investments. Our future success depends on the continued service of these members of RGC’s senior management. We cannot assure you that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with us. The loss of Mr. Spreng, Mr. Raterman, Mr. Greifeld and/or any of the other members of RGC’s senior management could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. In addition, we can offer no assurance that RGC will continue indefinitely as RGC.

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

We borrow money, which could magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

The use of leverage magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in our securities. We borrow from and issue, and may continue to in the future, senior debt securities to banks, insurance companies and other lenders. Holders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make dividend payments on our common stock, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. In addition, our common stockholders will bear the burden of any increase in our expenses, including our interest expense, as a result of leverage.

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

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on our portfolio as of December 31, 2023, net of expenses. Leverage generally magnifies the return of stockholders when the portfolio return is positive and magnifies their losses when the portfolio return is negative. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio
	(Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder(1)	-26.8%	-16.9%	-7.0%	2.8%	12.7%

(1)
Assumes (i) $1.1 billion in total assets, (ii) $519.3 million in outstanding indebtedness, (iii) $547.1 million in net assets and (iv) weighted average interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs) of 7.41%.

Any defaults under our Credit Facility or other borrowings, including the 2026 or 2027 Notes, could adversely affect our business.

On May 31, 2019 (as subsequently amended), we entered into a credit agreement ("Credit Facility") by and among us, as borrower, the financial institutions party thereto as lenders, KeyBank National Association, as administrative agent, syndication agent, and a lender, CIBC Bank USA, as documentation agent and a lender, MUFG Union Bank, N.A., as co-documentation agent and lender and U.S. Bank National Association, as paying agent.

On December 10, 2021, we entered into a master note purchase agreement in connection with a private debt offering of $70.0 million in aggregate principal amount of 4.25% interest-bearing unsecured Series 2021A Senior Notes due 2026 (the “December 2026 Notes”). On April 13, 2023, we entered into the first supplement to the master note purchase agreement in connection with an additional private debt offering of $25.0 million in aggregate principal amount of 8.54% interest-bearing unsecured Series 2023A Senior Notes due 2026 (the “April 2026 Notes” and together with the December 2026 Notes, the “2026 Notes”).

On July 28, 2022, we issued and sold $80.5 million in aggregate principal amount of 7.50% interest-bearing unsecured Notes due 2027 (the “July 2027 Notes”), pursuant to a base indenture by and between us and U.S. Bank Trust Company, National Association, as trustee, dated July 28, 2022 (the “Base Indenture”), and the first supplemental indenture thereto, dated July 28, 2022. On August 31, 2022, we issued and sold $20.0 million in aggregate principal amount of 7.00% interest-bearing unsecured Series 2022A Senior Notes due 2027 (the “August 2027 Notes”) to HCM Master Fund Limited in a private debt offering. On December 7, 2022, we issued and sold $51.75 million in aggregate principal amount of 8.00% interest-bearing unsecured Notes due 2027 (the “December 2027 Notes” and together with the July 2027 Notes and the August 2027 Notes, the “2027 Notes”), pursuant to the Base Indenture and the second supplemental indenture thereto, dated December 7, 2022.

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

We may want to obtain additional debt financing or need to do so upon maturity of the Credit Facility, in order to obtain funds that may be made available for investments. The availability period under the Credit Facility expires on April 20, 2025 and is followed by a one year amortization period. The stated maturity date under the Credit Facility is April 20, 2026, unless extended. If we are unable to increase, renew or replace the Credit Facility and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition.

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

The systems and resources necessary to comply with public company reporting requirements will increase further once we cease to be an "emerging growth company" under the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"). As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We will remain an emerging growth company for up to five years following our IPO, which we completed on October 25, 2021, although we would cease to be an emerging growth company as of the following December 31 if (i) the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of any June 30 before that time, (ii) our annual gross revenue for the fiscal year exceeds $1.235 billion, or (iii) we issue an aggregate of $1.0 billion in non-convertible debt securities in any three year period. See "Business — Implications of Being an Emerging Growth Company" in Part I, Item 1 of this Form 10-K.

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

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of consolidated financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.

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

We invest primarily in high growth-potential, privately held companies and these companies may not have third-party credit ratings or audited consolidated financial statements subject to public accounting standards or otherwise. Generally, little public information exists about these companies, and we are required to rely on the ability of RGC’s investment team to obtain adequate financial or other information to evaluate the potential returns from investing in these companies. Furthermore, private companies and their financial information will not generally be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies through our diligence and underwriting process, we may not make a fully informed investment decision. This could adversely affect our investment returns as compared to companies investing primarily in the securities of public companies.

Inflation may adversely affect our and our portfolio companies’ business, results of operations and financial condition.

Some of our portfolio companies may be adversely impacted during times of inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

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

Our portfolio is concentrated in a limited number of industries. We invest primarily in companies focused in technology, life sciences, healthcare information and services, business services, financial services, select consumer services and products and other high growth industries. A downturn in any particular industry in which we are invested could significantly impact the aggregate returns we realize. As our portfolio may be less diversified than the portfolios of other investment vehicles, we may be more susceptible to losses if a single loan is not repaid. Similarly, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment.

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

We invest in sectors including technology, life sciences, healthcare information and services, business services, financial services, select consumer services and products and other high-growth industries, which are subject to specific risks related to each.

We intend to continue to invest the largest portions of our portfolio in technology, life sciences, healthcare information and services, business services, financial services, select consumer services and products and other high-growth industries. Our portfolio companies may address needs in technology-related industries and markets. We expect that our technology portfolio will consist of companies that commercialize and integrate products targeted at technology-related markets. There are risks in investing in companies that target technology-related markets, including rapid and sometimes dramatic price erosion of products, the reliance on capital and debt markets to finance large capital outlays, including fabrication facilities, the reliance on partners outside of the United States, particularly in Asia, and inherent cyclicality of the technology market in general. As a result of multiple factors, access to capital may be difficult or impossible for companies in our portfolio that are pursuing these markets.

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

As of December 31, 2023, our investments in healthcare technology represented 17.8% of our portfolio at fair value. Our investments in healthcare technology are subject to substantial risks, including, but not limited to, the risk that the laws and regulations governing the business of health care companies, and interpretations thereof, may change frequently. Current or future laws and regulations could force our portfolio companies engaged in health care, to change their policies related to how they operate, restrict revenue, change costs, change reserve levels and change business practices.

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

Although in some instances, we may control our portfolio companies or provide our portfolio companies with significant managerial assistance, we typically do not hold controlling equity positions in our portfolio companies. Thus, we generally do not, and do not expect to, control the decision making in many of our portfolio companies. As a result, we are subject to the risk that a portfolio company in which we invest will make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, will take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity of the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our interests as readily as we would like or at an appropriate valuation in the event we disagree with the actions of a portfolio company. As a result, a portfolio company may make decisions that would decrease the value of our investments.

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

As of December 31, 2023, OCM Holders owned 40.7% of our outstanding common stock. Pursuant to an irrevocable proxy, the shares of our common stock held by OCM Growth must be voted in the same manner that our other stockholders vote their shares. OCM Growth has a right to nominate a member of our Board of Directors for election for so long as OCM Growth holds shares of our common stock in an amount equal to, in the aggregate, at least one-third (33.33%) of OCM Growth’s initial $125.0 million capital commitment to us, which percentage shall be determined based on the dollar value of the shares of common stock owned by OCM Growth. OCM Growth holds the right to appoint a nominee to the Board of Directors, subject to the conditions previously described, regardless of the Company's size (e.g., assets under management or market capitalization) or the beneficial ownership interests of other stockholders. Further, to the extent OCM Growth’s share ownership falls below one-third of its initial $125.0 million capital commitment under any circumstances, OCM Growth will no longer have the right to appoint a director nominee and will use reasonable efforts to cause such nominee to resign immediately (subject to his or her existing fiduciary duties). Gregory M. Share serves on our Board of Directors as OCM Growth’s director nominee and is considered an interested director.

In addition, OCM Growth owns a minority interest in RGC and has the right to appoint a member of RGC’s board of managers as well as a member of RGC’s Investment Committee. Mr. Share serves on RGC’s board of managers and investment committee on behalf of OCM Growth.

Mr. Share is Managing Director of Oaktree's Global Opportunities Group in Los Angeles and we expect that he will continue to engage in investment advisory activities for Oaktree, which could result in a conflict of interest and may distract him from his responsibilities to us and RGC. As a result of the relationship with Oaktree and OCM Growth, we are presumed to be an affiliate of Oaktree and OCM Growth under the 1940 Act. As a result, we are not able to invest in the same portfolio companies in which any funds managed by Oaktree or OCM Growth invest without seeking exemptive relief from the SEC.

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

For the majority of our investments, no market-based price quotation is available. As a result, our Board of Directors determines the fair value of these securities in good faith as described in "— Our portfolio securities may not have a readily available market price and, in such a case, we will value these securities at fair value as determined in good faith under procedures adopted by our Board of Directors, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment." In connection with that determination, RGC’s investment team provides our Board of Directors with valuation recommendations based upon the most recent and available information, which generally includes industry outlook, capitalization, consolidated financial statements and projected financial results of each portfolio company. Our Board of Directors utilizes the services of certain independent third-party valuation firms to aid it in determining the fair value of these investments. The Board of Directors discusses valuations and determines the fair value in good faith based on the input of RGC, the Audit Committee of the Board of Directors and the applicable third-party valuation firm. The participation of RGC’s investment team in our valuation process, and the pecuniary interest in RGC by certain members of our Board of Directors, could result in a conflict of interest as RGC’s base management fee is based, in part, on the value of our average adjusted gross assets, and RGC’s incentive fee is based, in part, on realized gains and realized and unrealized losses.

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

Risks Related to our Common Stock

Shares of our common stock have traded at a discount from net asset value and may do so in the future.

Our common stock has at times traded below our net asset value per share since our IPO on October 25, 2021. Our shares may also trade at a discount to net asset value in the future. The possibility that our shares of common stock may trade at a discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. If our common stock trades below our net asset value, we will generally not be able to issue additional shares of our common stock without first obtaining the approval for such issuance from our stockholders and our Independent Directors. As a result, we may be forced to curtail or cease our new lending and investment activities, our net asset value could decrease, and our level of distributions could be impacted.

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

As of December 31, 2023, OCM Holders owned 40.7% of our total outstanding shares. Subject to applicable securities laws, including Rule 144, sales of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect the prevailing market prices for our common stock. If these sales occur, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so. We cannot predict what effect, if any, future sales of securities, or the availability of securities for future sales, will have on the market price of our common stock prevailing from time to time.

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

Due to ongoing healthcare emergencies or other disruptions in the economy, we may reduce or defer our dividends and choose to incur U.S. federal excise tax in order preserve cash and maintain flexibility.

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

Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to stockholders of record in the current year, the dividend will be treated for all US federal tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as "spillback dividends," that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for U.S. federal income tax. Under these spillback dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2023 until as late as December 31, 2024. If we choose to pay a spillback dividend, we will incur the nondeductible 4% U.S. federal excise tax on some or all of the distribution.

Due to ongoing healthcare emergencies or other disruptions in the economy, we may take certain actions with respect to the timing and amounts of our distributions in order to preserve cash and maintain flexibility. For example, we may reduce our dividends and/or defer our dividends to the following taxable year. If we defer our dividends, we may choose to utilize the spillback dividend rules discussed above and incur the 4% U.S. federal excise tax on such amounts. To further preserve cash, we may combine these reductions or deferrals of dividends with one or more distributions that are payable partially in our stock as discussed below under "—We may choose to pay distributions in our own stock, including in connection with our Dividend Reinvestment Plan, in which case you may be required to pay U.S. federal income tax in excess of the cash you receive."

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

We and our service providers continue to be impacted by an increase in the ability of employees to work from external locations, including their homes. Policies of extended periods of remote working, whether by us or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. Accordingly, the risks described above, are heightened under the current conditions.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have processes in place for assessing, identifying, and managing material risks from potential unauthorized occurrences on or through our electronic information systems that could negatively impact the confidentiality, integrity, or availability of our information systems or the information held on such systems. These processes include controls, procedures, systems and tools that are designed to prevent, detect, or mitigate data loss, theft, misuse, unauthorized access, or other security incidents or vulnerabilities affecting the data. Such processes are set forth in our joint Cybersecurity Policy and Disaster Recovery Plan (collectively, the “Cybersecurity Policy”). The Cybersecurity Policy sets forth the role of the Information Security Committee in preparing, implementing, and maintaining incident response procedures in consultation with senior management of the Adviser and Administrator.

Our Information Security Committee is responsible for the development and implementation of policies and technical measures to reasonably prevent security incidents. The Information Security Committee includes our Chief Financial Officer and Chief Compliance Officer. At times we may also engage assessors, consultants, or other third parties to assist with assessing, identifying and managing cybersecurity risk. As part of our risk management process, we conduct assessment and penetration testing, including regular trainings completed by employees of RGC who provide services to us pursuant to the Advisory Agreement and Administration Agreement.

Material Impact of Cybersecurity Risks

As of the date of this annual report on Form 10-K, we are not aware of any material risks from cybersecurity threats that have materially affected, or are reasonably likely to materially affect, the Company, including our business strategy, results of operations, or financial condition. However, future incidents could have a material impact on our business. Additional information about the cybersecurity risks that we face is discussed in Item 1A of Part I, “Risk Factors” in this Annual Report on Form 10-K under the heading “Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, results of operations or financial condition.”

Oversight of Cybersecurity Risks

Our cybersecurity risks and associated mitigation strategies are evaluated by our management and the Information Security Committee as needed, but no less frequently than annually. On at least a quarterly basis, management and the Information Security Committee report to our Board of Directors on developments to cybersecurity risks we face. Such reports include, among other things, an overview of the controls and procedures related to assessing, identifying, and managing risks related to cybersecurity threats, oversight of third-party service providers and related cybersecurity threats, and management’s evaluation of cybersecurity risks that are material to us.

Item 2. Properties

Our corporate headquarters are located at 205 N. Michigan Ave., Suite 4200, Chicago, IL 60601 and are provided by the Administrator in accordance with the terms of the Administration Agreement. We and RGC also have offices located in Menlo Park, California and New York, New York. We do not own any real estate. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

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

Holders

As of March 6, 2024, there were 77 holders of record of our common stock, which does not include stockholders for whom shares are held in nominee or “street” name.

Price Range of Common Stock

Our common stock began trading on the Nasdaq Global Select Market LLC on October 21, 2021 under the symbol "RWAY" in connection with our IPO of shares of our common stock. Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from NAV per share or at premiums that are unsustainable over the long-term are separate and distinct from the risk that our NAV per share will decrease. It is not possible to predict whether our common stock will trade at, above, or below NAV per share. See "Item 1A. Risk Factors—Risks Related to an Investment in Our Common Stock." On March 6, 2024, the last reported closing sales price of our common stock on the Nasdaq Global Select Market LLC was $13.35 per share, which represented a discount of approximately 1.1% to our NAV per share of $13.50 as of December 31, 2023.

Prior to our IPO, the shares of our common stock were offered and sold in transactions exempt from registration under the Securities Act. As such, there was no public market for shares of our common stock through the period ended October 20, 2021.

The following table sets forth the most recent fiscal quarter's NAV per share of our common stock, the high and low closing sales prices of our common stock, such sales prices as a percentage of NAV per share and quarterly distribution per share.

		Price Range
Period	NAV(1)	High	Low	Premium/Discount of High Sales Price to NAV(2)	Premium/Discount of Low Sales Price to NAV(2)	Cash Distribution per Share(3)
2023
Fourth Quarter	$13.50	$13.24	$11.90	(2.0)%	(11.9)%	$0.46
Third Quarter	14.08	13.55	12.15	(3.8)	(13.7)	0.45
Second Quarter	14.17	12.63	10.60	(10.9)	(25.2)	0.45
First Quarter	14.07	13.85	10.89	(1.6)	(22.6)	0.45
2022
Fourth Quarter	$14.22	$13.52	$11.31	(4.9)%	(20.5)%	$0.36
Third Quarter	14.12	13.81	11.24	(2.2)	(20.4)	0.33
Second Quarter	14.14	14.51	10.98	2.6	(22.3)	0.30
First Quarter	14.45	14.77	12.21	2.2	(15.5)	0.27
2021
Fourth Quarter(4)	$14.65	$13.92	$12.04	(5.0)%	(17.8)%	$0.25

(1)
NAV per share is generally determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)
Calculated as the respective high or low closing price less net asset value, divided by net asset value (in each case, as of the applicable quarter).
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

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. Refer to "Note 9 – Net Assets" of our financial statements in Part II, Item 8 of this Form 10-K for a summary of the distributions declared and paid since inception.

Stock Performance Graph

The following stock performance graph compares the cumulative stockholder return on our common stock from October 21, 2021 (the date our common stock commenced trading on the Nasdaq Global Select Market LLC) to December 31, 2023, with that of the Standard & Poor’s 500 Stock Index, the NASDAQ Financial 100 Index, and the Wells Fargo BDC Index. This graph assumes that on October 21, 2021, $100 was invested in our common stock, the Standard & Poor’s BDC Index, the NASDAQ Financial 100 Index, and the Wells Fargo BDC Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this Annual Report on Form 10-K shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This annual report on Form 10‑K contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors, and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as "anticipates," "expects," "intends," "plans," "will," "may," "continue," "believes," "seeks," "estimates," "would," "could," "should," "targets," "projects," "outlook," "potential," "predicts" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•
changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;6
•
an economic downturn or recession could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
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
•
our business prospects and the prospects of our portfolio companies
•
our contractual arrangements and relationships with third parties;
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

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto contained elsewhere in this annual report on Form 10‑K.

Overview

Runway Growth Finance Corp. ("we," "us," "our," or the "Company"), a Maryland corporation formed on August 31, 2015, is structured as an externally managed, non-diversified closed-end management investment company. On August 18, 2021, we changed our name to "Runway Growth Finance Corp." from "Runway Growth Credit Fund Inc." We are a specialty finance company focused on providing senior secured loans to high growth-potential companies in technology, life sciences, healthcare information and services, business services, financial services, select consumer services and products and other high-growth industries. Our goal is to create significant value for our stockholders and the entrepreneurs we support by providing high growth-potential companies with hybrid debt and equity financing that is more flexible than traditional credit and less dilutive than equity. Our investment objective is to maximize our total return to our stockholders primarily through current income on our loan portfolio, and secondarily through capital gains on our warrants and other equity positions. Our offices are in Chicago, Illinois; Menlo Park, California; and New York, New York.

We have elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the "1940 Act"). We have also elected to be treated as regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). While we currently qualify, and intend to qualify annually, to be treated as a RIC, no assurance can be provided that we will be able to maintain our tax treatment as a RIC. If we fail to qualify for tax treatment as a RIC for any taxable year, we will be subject to U.S. federal income tax at corporate rates on any net taxable income for such year. As a BDC and a RIC, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source-of-income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our investment company taxable income and net tax-exempt interest.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will remain an emerging growth company until the last day of our fiscal year following the fifth anniversary of our IPO, which closed on October 25, 2021 or until the earliest of (i) the last day of the first fiscal year in which we have total annual gross revenue of $1.235 billion or more, (ii) December 31 of the fiscal year in which we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (together with the rules and regulations promulgated thereunder, the “Exchange Act”), (which would occur if the market value of our common stock held by non-affiliates exceeds $700.0 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months), or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period. For so long as we remain an emerging growth company under the JOBS Act, we will be subject to reduced public company reporting requirements.

We are externally managed by Runway Growth Capital LLC ("RGC"), an investment adviser that has registered with the SEC under the Investment Advisers Act of 1940, as amended. The Administrator, a wholly-owned subsidiary of RGC, provides all the administrative services necessary for us to operate.

On August 10, 2020, we, RGC, and certain other funds and accounts sponsored or managed by RGC and/or its affiliates were granted an order (the “Order”), as amended on August 30, 2022, that permits us greater flexibility than the 1940 Act permits to negotiate the terms of co-investments if our Board of Directors determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by RGC or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that the ability to co-invest with similar investment structures and accounts sponsored or managed by RGC or its affiliates will provide additional investment opportunities and the ability to achieve greater diversification. Under the terms of the Order, a majority of our independent directors are required to make certain determinations in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our and is consistent with our investment strategies and policies.

Portfolio Composition and Investment Activity

Portfolio Composition

At December 31, 2023, we had investments in 52 portfolio companies, representing 22 companies in which we held loan and warrant investments, three companies in which we held loan investments and shares of common stock, preferred stock, or a combination with warrants, four companies in which we held a loan investment only, 16 companies in which we held warrant investments only, and seven companies in which we held shares of common stock, preferred stock, or membership interests only, or a combination with warrants. At December 31, 2022, we had investments in 49 portfolio companies, representing 28 companies in which we held loan and warrant investments, one company in which we held loan investments and shares of common, preferred stock, or a combination with warrants, six companies in which we held a loan investment only, nine companies in which we held warrant investments only, and five companies in which we held shares of common or preferred stock only, or a combination with warrants.

The following table shows the fair value of our investments, by asset class, as of December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023			December 31, 2022
Investments	Cost	Fair Value	% of Total Portfolio	Cost	Fair Value	% of Total Portfolio
Portfolio Investments
Senior Secured Term Loans	$977,947	$964,099	90.35%	$1,096,724	$1,080,121	95.90%
Second Lien Term Loans	14,278	14,399	1.35	13,654	13,654	1.21
Convertible Note	1,357	1,357	0.13	—	—	—
Preferred Stocks	40,602	29,838	2.80	12,382	12,682	1.13
Common Stocks	9,141	1,420	0.13	8,715	3,097	0.27
Equity Interest	950	950	0.09	—	—	—
Warrants	20,560	12,947	1.21	19,127	16,755	1.49
Total Investments, Excluding U.S. Treasury Bills	1,064,835	1,025,010	96.06	1,150,602	1,126,309	100.00

U.S. Treasury Bill	42,014	41,999	3.94	—	—	—
Total Portfolio Investments	$1,106,849	$1,067,009	100.00%	$1,150,602	$1,126,309	100.00%

For the years ended December 31, 2023, December 31, 2022, and December 31, 2021, our debt investment portfolio had a dollar-weighted annualized yield of 15.8%, 13.7%, and 13.8%, respectively. We calculate the yield on dollar-weighted debt investments for any period measured as (1) total related investment income during the period divided by (2) the daily average of the fair value of debt investments outstanding during the period, including any debt investments on non-accrual status. As of December 31, 2023, our debt investments had a dollar-weighted average outstanding term of 58 months at origination and a dollar-weighted average remaining term of 39 months, or approximately 3.2 years. As of December 31, 2023, substantially all of our debt investments had an original committed principal amount of between $6.0 million and $85.0 million and pay cash interest at annual interest rates of between 8.0% and 15.6%.

The following table shows our dollar-weighted annualized yield by investment type for the years ended December 31, 2023, December 31, 2022, and December 31, 2021:

	Fair Value(1)			Cost(2)
	Year Ended December 31,			Year Ended December 31,
	2023	2022	2021	2023	2022	2021
Investment type:
Debt investments	15.78%	13.71%	13.77%	15.54%	13.49%	13.52%
Equity interest	2.66%	3.42%	2.68%	2.06%	3.31%	3.43%
All investments	15.20%	13.22%	12.74%	14.79%	13.00%	12.78%

(1)
We calculate the dollar-weighted annualized yield on average investment type for any period as (a) total related investment income during the period divided by (b) the daily average of the fair value of the investment type outstanding during the period, including any investments on non-accrual status. The dollar-weighted annualized yield represents the portfolio yield and will be higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.
(2)
We calculate the dollar-weighted annualized yield on average investment type for any period as (a) total related investment income during the period divided by (b) the daily average of the investment type outstanding during the period, at amortized cost, including any investments on non-accrual status. The dollar-weighted annualized yield represents the portfolio yield and will be higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

Investment Activity

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments as well as repayments and sales of existing investments. For the year ended December 31, 2023, we funded, net of upfront fees at origination, $82.7 million in four new portfolio companies and $117.8 million in 14 existing portfolio companies. We also received $289.0 million in full or partial loan repayments from 12 portfolio companies and $7.3 million in scheduled principal payments from three portfolio companies. We received $44.0 thousand in proceeds from the termination of warrants, sale of preferred stock, and sale of common stock. For the year ended December 31, 2022 we funded, net of upfront fees at origination, $396.5 million in 14 new portfolio companies and $226.2 million in 12 existing portfolio companies. We also received $151.9 million in partial and full loan prepayments from eight portfolio companies and $2.5 million in scheduled principal payments from three portfolio companies. We received $7.2 million in proceeds from the termination of warrants, sale of preferred stock, and sale of common stock.

Portfolio Reconciliation

The following is a reconciliation of our investment portfolio, including U.S. Treasury Bills, for the years ended December 31, 2023 and 2022 (dollars in thousands):

	Years Ended December 31,
	2023	2022
Beginning investment portfolio	$1,126,309	$729,516
Purchases of investments	200,464	622,719
Purchases of U.S. Treasury Bills	76,973	—
PIK interest	19,924	8,655
Sales and prepayments of investments	(289,078)	(159,144)
Scheduled repayments of investments	(7,331)	(9,754)
Sales and maturities of U.S. Treasury Bills	(35,000)	(45,000)
Amortization of fixed income premiums or accretion of discounts	8,682	6,863
Net realized gain (loss) on investments	(18,387)	(1,061)
Net change in unrealized gain (loss) on investments	(15,547)	(26,485)
Ending investment portfolio	$1,067,009	$1,126,309

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

The following table shows the investment ratings of our debt investments at fair value as of December 31, 2023 and December 31, 2022 (dollars in thousands):

	December 31, 2023			December 31, 2022
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	—
2	612,709	57.41	19	1,006,247	89.34	30
3	361,998	33.93	9	78,238	6.95	4
4	3,791	0.36	1	—	-	—
5	—	-	—	9,290	0.82	1
	$978,498	91.70%	29	$1,093,775	97.11%	35

Loans and Debt Securities on Non-Accrual Status

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of December 31, 2023, we had no loans on non-accrual status. As of December 31, 2022, we had one loan to Pivot3, Inc. on non-accrual status. The loan, with a cost basis of $19.2 million and a fair market value of $9.3 million represents 0.8% of the total investment portfolio. From being placed on non-accrual status through December 31, 2022, cumulative interest of $3.6 million would be payable and $0.3 million OID would be accreted into the cost basis, for a total of $3.9 million not recorded in Interest income from control investments on the Consolidated Statements of Operations. As of December 31, 2022, we have not written off any accrued and uncollected PIK interest.

Results of Operations

An important measure of our financial performance is net increase/(decrease) in net assets resulting from operations, which includes net investment income/(loss), net realized gain/(loss) and net change in unrealized gain (loss). Net investment income/(loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses, including interest on borrowed funds. Net realized gain/(loss) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net change in unrealized gain (loss) on investments is the net change in the fair value of our investment portfolio.

Comparison of the Years Ended December 31, 2023, 2022 and 2021

The following table is a comparison of the results of our operations for the years ended December 31, 2023, 2022, and 2021 (dollars in thousands):

	Years Ended December 31,
	2023		2022		2021
	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)
Investment income
Interest, fee and dividend income	$163,721	$4.04	$107,749	$2.63	$71,094	$2.08
Other income	488	0.01	2	—	1	—
Total investment income	164,209	4.05	107,751	2.63	71,095	2.08
Operating expenses
Management fees	16,711	0.41	11,882	0.29	8,989	0.26
Incentive fees	19,046	0.47	13,183	0.32	9,232	0.27
Interest and other debt financing expenses	43,143	1.07	16,761	0.41	4,192	0.12
Professional fees	2,350	0.06	2,133	0.05	1,601	0.05
Administration agreement expenses	2,125	0.05	1,838	0.04	1,566	0.05
Insurance expense	1,028	0.02	1,016	0.03	339	0.01
Tax expense	664	0.02	291	0.01	1	—
Other expenses	867	0.02	851	0.02	683	0.02
Total operating expenses	85,934	2.12	47,955	1.17	26,603	0.78
Net investment income	78,275	1.93	59,796	1.46	44,492	1.30
Realized gain (loss) on investments	(18,387)	(0.45)	(1,061)	(0.03)	4,172	0.12
Net change in unrealized gain (loss) on investments	(15,547)	(0.39)	(26,485)	(0.64)	(3,045)	(0.09)
Net increase (decrease) in net assets resulting from operations	$44,341	$1.09	$32,250	$0.79	$45,619	$1.33

(1)
The basic per share figures noted above are based on weighted averages of 40,509,269, 40,971,242, and 34,183,358 shares outstanding for the years ended December 31, 2023, 2022, and 2021, respectively.

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

Investment income for the year ended December 31, 2023, 2022 and 2021 was $164.2 million, $107.8 million, and $71.1 million, respectively, and includes non-recurring income of $11.4 million, $3.5 million, and $9.2 million, respectively. Non-recurring income includes, but is not limited to, acceleration of unaccreted OID, prepayment fees, and amendment fees. The increase in investment income for the years ended December 31, 2023 compared to the years ended December 31, 2022 and December 31, 2021 was primarily due to increased interest income driven by our deployment of capital and increased market interest rates.

Operating Expenses

Our primary operating expenses include the payment of fees to RGC under the Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement, professional fees, and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, including those relating to:

•
our pro-rata portion of fees and expenses related to an initial public offering in connection with a Spin-Off transaction, meaning either a transaction whereby (a) we offer our stockholders the option to elect to either (i) retain their ownership of shares of our common stock, or (ii) exchange their shares of our common stock for shares of common stock in a newly formed entity that will elect to be regulated as a BDC under the 1940 Act and treated as a RIC under Subchapter M of the Code; or (b) we complete a listing of our securities on any securities exchange;
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

Operating expenses for the years ended December 31, 2023, 2022 and 2021 were $85.9 million, $48.0 million, and $26.6 million, respectively. Operating expenses increased for the year ended December 31, 2023 from the years ended December 31, 2022 and 2021 primarily due to increased interest and other debt financing expenses, as well as increased management and incentive fees. Operating expenses per share for the years ended December 31, 2023, 2022 and 2021 were $2.12 per share, $1.17 per share and $0.78 per share, respectively.

Management fees for the years ended December 31, 2023, 2022, and 2021 were $16.7 million, $11.9 million, and $9.0 million, respectively. Management fees increased for the year ended December 31, 2023 as compared to the years ended December 31, 2022 and 2021 due to an increase in gross assets, offset by a decrease in the base management rate from 1.6% per annum for 2021 and 2022 to 1.5% per annum in 2023.

Incentive fees for the years ended December 31, 2023, 2022, and 2021 were $19.0 million, $13.2 million and $9.2 million, respectively. Incentive fees increased for the years ended December 31, 2023 from the years ended December 31, 2022 and 2021 primarily due to an increase in net investment income. For the year ended December 31, 2023, $14.1 million of the incentive fees were earned and payable in cash, and $4.9 million were deferred and accrued. For the year ended December 31, 2022, $11.0 million of the incentive fees were earned and payable in cash, and $2.2 million were deferred and accrued. For the year ended December 31, 2021, $7.4 million of the incentive fees were earned and payable in cash, and $1.8 million were deferred and accrued. Incentive fees related to paid-in-kind or deferred interest are accrued and payment is deferred until such interest is collected in cash. Incentive fees per share for the years ended December 31, 2023, 2022, and 2021 were $0.47 per share, $0.32 per share, and $0.27 per share, respectively.

Net Investment Income

Net investment income for the years ended December 31, 2023, 2022 and 2021 was $78.3 million, $59.8 million, and $44.5 million, respectively. Net investment income increased for the year ended December 31, 2023 from the year ended December 31, 2022 and 2021 primarily due to increased interest and fee income earned on our portfolio investments, partially offset by increased interest and other debt financing expenses, management fees, and incentive fees.Net investment income per share for the years ended December 31, 2023, 2022 and 2021 was $1.93 per share, $1.46 per share and $1.30 per share, respectively.

Net Realized Gain (Loss) on Investment

The net realized loss on investments of $18.4 million for the year ended December 31, 2023 was attributable to losses in our loan to Pivot3,Inc. that was previously on non-accrual status, as well as our warrant investments in CareCloud, Inc. and Gynesonics, Inc. The net realized loss on investments of $1.1 million for the year ended December 31, 2022 was primarily due to losses on our warrants in Aspen Group, Inc. and CareCloud, Inc. and a loss in our Pivot3 Holdings, Inc. preferred stock, offset by gains on the sale of Brilliant Earth Group, Inc. common stock. The net realized gain on investments of $4.2 million for the year ended December 31, 2021 was primarily attributable to the gains on the sale of common stock in Porch Group, Inc. and Ouster, Inc., partially offset by a realized loss on our preferred stock in CareCloud, Inc.

Net Change in Unrealized Gain (Loss) on Investments

Net change in unrealized loss on investments of $15.5 million for the year ended December 31, 2023 was primarily attributable to decreases in the fair value of CareCloud, Inc. and Gynesonics Inc. preferred stock, a decrease in the fair value of FiscalNote, Inc. common stock, decreases in the fair value of Aria Systems, Inc., INRIX, Inc., and ShareThis, Inc. warrants, and decreases in the fair value of our senior secured term loans to Gynesonics, Inc., FiscalNote, Inc., and Snagajob.com Inc., offset by an increase in fair value of Route 92 Medical, Inc. senior secured term loan and a release in prior unrealized loss in our loan to Pivot 3, Inc. Net change in unrealized loss on investments of $26.5 million for the year ended December 31, 2022 was primarily due to decreases in the fair value of a senior secured loan to Pivot3, Inc., and decreases in the fair value of our common stock in Brilliant Earth Group, Inc. and Quantum Corporation. Net change in unrealized loss on investments of  $3.0 million for the year ended December 31, 2021 was primarily due to decreases in the fair value of senior secured loans to Pivot3, Inc. and Aginity Inc., and our warrants for common stock in CareCloud, Inc. This decrease was offset by the increase in the fair value of our senior secured loans to Mojix, Inc. and our units of Brilliant Earth LLC.

Net Increase in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of $44.3 million for the year ended December 31, 2023, as compared to a net increase in net assets resulting from operations of $32.3 million and $45.6 million for the years ended December 31, 2022 and December 31, 2021, respectively. The net increase in net assets resulting from operations for the year ended December 31, 2023 from the year ended December 31, 2022 is attributable to an increase in net investment income and a decrease in net change in unrealized losses, offset by an increase in net realized losses on investments. The net decrease in net assets resulting from operations for the years ended December 31, 2022 from the year ended December 31, 2021 was primarily attributable a net change in unrealized loss on investments compared to a gain in the prior year, as well as an increase in operating expenses, particularly increases in interest expense and debt financing fees due to an increase in borrowings. The decrease is partially offset by an increase in investment income.

Financial Condition, Liquidity and Capital Resources

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

During the year ended December 31, 2023, we principally funded our operations from (i) cash receipts from interest, dividend, and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments.

During the year ended December 31, 2023, we principally funded our operations from (i) cash receipts from interest, dividend, and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments.

During the year ended December 31, 2023, our operating activities provided $112.4 million of cash and cash equivalents, compared to $359.8 million and $61.2 million used in operating activities during the years ended December 31, 2022 and 2021, respectively. The $472.3 million increase in cash provided by operating activities from December 31, 2022 to December 31, 2023 was primarily due to a $345.3 million decrease in purchases of investments and U.S. Treasury Bills and a $117.5 million increase in sales and repayments of investments and U.S. Treasury Bills.

During the year ended December 31, 2023, our financing activities used $115.2 million of cash, compared to $360.9 million and $51.1 million provided by financing activities during the years ended December 31, 2022 and December 31, 2021, respectively. The $476.1 million decrease in cash flows provided by financing activities was primarily due to decreased net borrowing activity of $518.3 million, offset by decreased cash used in reverse repurchase agreements of $44.8 million and increased dividend distributions of $10.9 million. The $309.9 million increase in cash flows provided by financing activities was primarily due to increased net borrowing activity of $496.3 million, offset by decreased cash provided by reverse repurchase agreements of $149.2 million. The $298.6 million increase in cash used in operating activities from December 31, 2021 to December 31, 2022 was primarily due to a decrease of $324.7 million in sales, repayments, and maturities of investments and US Treasury bills, offset by an increase in purchases of investments and US Treasury bills of $11.7 million.

Available Liquidity and Capital Resources

As of December 31, 2023, we had $281.0 million in available liquidity, including $3.0 million in cash and cash equivalents, and approximately $278.0 million available under our Credit Facility, subject to borrowing base capacity. As of December 31, 2023, we had $272.0 million of secured debt outstanding under our Credit Facility, which are floating interest rate obligations and $247.3 million of unsecured debt outstanding under 2026 and 2027 Notes, which are all fixed interest rate debt obligations. Refer to "Note 7 – Borrowings" to our consolidated financial statements in Part I, Item 8 of this Form 10-K for additional discussion of our debt obligations.

Pursuant to the 1940 Act, we are permitted to incur borrowings, issue debt securities, or issue preferred stock unless, immediately after the borrowings or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock is at least 150% (at least 200% prior to June 17, 2022). As of December 31, 2023 and December 31, 2022, our asset coverage ratio was 205% and 203%, respectively.

As detailed above, our diverse and well-structured balance sheet is designed to provide a long-term focused and sustainable investment platform. Currently, we believe we have sufficient liquidity to support our near-term capital requirements.

Commitments and Obligations

Our significant contractual payment obligations relate to our borrowings and deferred incentive fees. As of December 31, 2023, we had $519.3 million of debt outstanding, none of which was due within the next year, $367.0 million within 1 to 3 years, and $152.3 million beyond 3 years. As of December 31, 2023, we had $9.2 million of deferred incentive fees, $2.6 million of which was due within the next year, $3.9 million within 1 to 3 years, and $2.7 million beyond 3 years.

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

Our unfunded loan commitments may be significant from time to time. As of December 31, 2023, we had $201.5 million in unfunded loan commitments to provide debt financing to its portfolio companies. Unfunded contractual commitments depend upon a portfolio company reaching certain milestones before the debt commitment is available to the portfolio company, which is expected to affect our funding levels. These commitments are subject to the same underwriting and ongoing portfolio maintenance as the on-balance sheet financial instruments that we hold. From time to time, unfunded contractual commitments may expire without being drawn and thus do not represent future cash requirements. We maintain sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded loan commitments should the need arise. As of December 31, 2023, we had approximately $42.0 million of available unfunded commitments eligible to be drawn based on achieved milestones. Refer to “Note 8 – Commitments and Contingencies” of our consolidated financial statements in Part I, Item 1 of this Form 10-Q for a summary of unfunded loan commitments by portfolio company as of December 31, 2023.

The fair value of our unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations embedded in the borrowing agreements.

As of December 31, 2023 and December 31, 2022, our asset coverage ratio was 205% and 203%, respectively.

Repurchase Program

On February 24, 2022, our Board of Directors approved a repurchase program (the “ Initial Repurchase Program”) under which we could have repurchased up to $25.0 million of our outstanding common stock. Under the Initial Repurchase Program, we could have repurchased shares at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. As of December 31, 2023 and December 31, 2022, we had repurchased 871,345 shares of our common stock under the Initial Repurchase Program for an aggregate purchase price of $10.8 million. The Board of Directors did not renew the Initial Repurchase Program, and it expired on February 24, 2023.

On November 2, 2023, our Board of Directors approved a new share repurchase program (the "Repurchase Program"), under which we may repurchase up to $25.0 million of our outstanding shares of common stock. Under the Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. As of December 31, 2023, we had repurchased 0 shares under the Repurchase Program. If not renewed, the Repurchase Program will terminate upon the earlier of (i) November 2, 2024 and (ii) the repurchase of $25.0 million of our shares of common stock.

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

For the years ended December 31, 2023, we declared and paid dividends in the amount of $73.3 million, of which $70.8 million was distributed in cash and the remainder distributed in shares to stockholders pursuant to our Dividend Reinvestment Plan. For year ended December 31, 2022, we declared dividends in the amount of $51.6 million, of which $40.7 million was distributed in cash and the remainder distributed in shares to stockholders pursuant to our dividend reinvestment plan (the "Dividend Reinvestment Plan"). For year ended December 31, 2021, we declared dividends in the amount of $44.9 million, of which $17.9 was distributed in cash and the remainder distributed in shares to stockholders pursuant to our Dividend Reinvestment Plan.

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. Refer to "Note 9 – Net Assets" of our consolidated financial statements in Part I, Item 8 of this Form 10-K for a summary of the distributions declared and paid since inception.

Critical Accounting Estimates

The preparation of the consolidated financial statements and related disclosures in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and revenues and expenses during the period reports. Actual results could materially differ from those estimates. For a description of our critical accounting policies, including those related to the valuation of investments and our election to be treated, and intent to qualify annually, as a RIC refer to “Note 2 – Summary of Significant Accounting Policies” to our consolidated financial statements in Part I, Item 8 of this Form 10-K . We consider the most significant accounting policies to be those related to our Fair Value Measurements and Income Taxes.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We commenced investment activities in portfolio securities during the quarter ended June 30, 2017 and commenced investment activities in U.S. Treasury Bills during the quarter ended December 31, 2016.

We are subject to financial market risk, including changes in the valuations of our investment portfolio. Market risk includes risks that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The prices of securities held by us may decline in response to certain events, including those directly involving the companies we invest in; conditions affecting the general economy; overall market changes; legislative reform; local, regional, national or global political, social or economic instability; and interest rate fluctuations. Uncertainty with respect to the economic effects of rising interest rates and inflation has introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks. For additional information concerning the risks we face and their potential impact on our business and our operating results, see Part I, Item 1A. Risk Factors.

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

As of December 31, 2023, 100.0%, or $978.5 million, of our debt portfolio investments bore interest at variable rates, consisting of approximately 66.0% based on SOFR and 34.0% based on Prime. As a policy, any interest in excess of the cash cap, if applicable, as determined on an individual loan basis will accrue to principal and be treated as PIK interest. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase our investment income by a maximum of $19.3 million and decrease our investment income by a maximum of $17.2 million, due to certain floors, on an annual basis.

Our debt borrowings under the Credit Facility bear interest at a floating rate, all other outstanding debt borrowings bear interest at a fixed rate. Borrowings under the Credit Facility bear interest on a per annum basis equal to the SOFR plus an applicable margin rate that ranges from 2.95% to 3.35% per annum depending on the Company's leverage ratio and number of eligible loans in the collateral pool. For additional information regarding the interest rate associated with each of our debt borrowings, see "Note 7 — Borrowings" to our consolidated financial statements in Part II, Item 8 of this Form 10‑K.

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

In addition, any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved and may be exacerbated by current economic conditions and any associated impact on foreign financial markets. See "Risk Factors — Risks Related to Our Business and Structure" in Part I, Item 1A of this Form 10‑K.

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Runway Growth Finance Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Runway Growth Finance Corp. and its subsidiary (the Company), including the consolidated schedules of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes, which include the senior securities table, to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2023 and 2022, by correspondence with the custodians and other appropriate procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company’s auditor since 2015.

Chicago, Illinois
March 7, 2024

RUNWAY GROWTH FINANCE CORP.

Consolidated Statements of Assets and Liabilities

(In thousands, except share and per share data)

	December 31, 2023	December 31, 2022
Assets
Investments at fair value:
Non-control/non-affiliate investments at fair value (cost of $1,005,024 and $1,126,879, respectively)	$972,604	$1,114,935
Affiliate investments at fair value (cost of $58,861 and $4,551, respectively)	51,456	2,084
Control investments at fair value (cost of $950 and $19,172, respectively)	950	9,290
Investment in U.S. Treasury Bills at fair value (cost of $42,014 and $0, respectively)	41,999	—
Total investments at fair value (cost of $1,106,849 and $1,150,602, respectively)	1,067,009	1,126,309
Cash and cash equivalents	2,970	5,761
Interest and fees receivable	8,269	8,766
Other assets	905	930
Total assets	1,079,153	1,141,766
Liabilities
Debt:
Credit facility	272,000	337,000
2026 Notes	95,000	70,000
2027 Notes	152,250	152,250
Unamortized deferred debt costs	(9,172)	(10,293)
Total debt, less unamortized deferred debt costs	510,078	548,957
Incentive fees payable	12,500	8,808
Interest payable	6,764	6,221
Accrued expenses and other liabilities	2,740	1,728
Total liabilities	532,082	565,714
Commitments and contingencies (Note 8)
Net assets
Common stock, par value	414	414
Additional paid-in capital	605,110	605,774
Distributable earnings (losses)	(47,637)	(19,320)
Treasury stock	(10,816)	(10,816)
Total net assets	$547,071	$576,052

Shares of common stock outstanding ($0.01 par value, 100,000,000 shares authorized)	40,509,269	40,509,269
Net asset value per share	$13.50	$14.22

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Years Ended December 31,
	2023	2022	2021
Investment income
From non-control/non-affiliate investments:
Interest income	$136,912	$95,264	$63,226
Payment-in-kind interest income	20,083	5,558	2,992
Dividend income	1,279	1,338	1,395
Fee income	3,342	1,383	3,364
From affiliate investments:
Interest income	2,090	5	—
Payment-in-kind interest income	—	96	—
Fee income	15	8	—
From control investments:
Interest income	—	1,112	113
Payment-in-kind interest income	—	2,985	4
Other income	488	2	1
Total investment income	164,209	107,751	71,095
Operating expenses
Management fees	16,711	11,882	8,989
Incentive fees	19,046	13,183	9,232
Interest and other debt financing expenses	43,143	16,761	4,192
Professional fees	2,350	2,133	1,601
Administration agreement expenses	2,125	1,838	1,566
Insurance expense	1,028	1,016	339
Tax expense	664	291	1
Other expenses	867	851	683
Total operating expenses	85,934	47,955	26,603
Net investment income	78,275	59,796	44,492
Net realized and net change in unrealized gain (loss) on investments
Net realized gain (loss) on non-control/non-affiliate investments, including U.S. Treasury Bills	(1,374)	939	4,172
Net realized gain (loss) on control investments	(17,013)	(2,000)	—
Net realized gain (loss) on investments, including U.S. Treasury Bills	(18,387)	(1,061)	4,172
Net change in unrealized gain (loss) on non-control/non-affiliate investments, including U.S. Treasury Bills	(20,491)	(18,870)	(16,231)
Net change in unrealized gain (loss) on affiliate investments	(4,938)	(3,476)	—
Net change in unrealized gain (loss) on control investments	9,882	(4,139)	13,186
Net change in unrealized gain (loss) on investments, including U.S. Treasury Bills	(15,547)	(26,485)	(3,045)
Net realized and unrealized gain (loss) on investments	(33,934)	(27,546)	1,127
Net increase (decrease) in net assets resulting from operations	$44,341	$32,250	$45,619
Net investment income per common share (basic and diluted)	$1.93	$1.46	$1.30
Net increase (decrease) in net assets resulting from operations per common share (basic and diluted)	$1.09	$0.79	$1.33
Weighted average shares outstanding (basic and diluted)	40,509,269	40,971,242	34,183,358

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Statements of Changes in Net Assets

(In thousands, except share and per share data)

	Common Stock			Additional	Distributable
	Shares (1)	Par value	Treasury Stock	Paid-in Capital	Earnings (Losses)	Total Net Assets
Balances at December 31, 2020	31,414,051	$314	$—	$466,873	$(943)	$466,244
Net investment income	—	—	—	—	44,492	44,492
Net realized gain (loss) on investments					4,172	4,172
Net change in unrealized gain (loss) on investments					(3,045)	(3,045)
Issuance of common stock	8,135,589	82	—	119,212	—	119,294
Reinvestment of dividends	1,830,974	18	—	26,977	—	26,995
Refunds (payments) of offering costs	—	—	—	(7,014)	—	(7,014)
Dividends paid to stockholders	—	—	—	—	(44,943)	(44,943)
Balances at December 31, 2021	41,380,614	414	—	606,048	(267)	606,195
Net investment income	—	—	—	—	59,796	59,796
Net realized gain (loss) on investments					(1,061)	(1,061)
Net change in unrealized gain (loss) on investments					(26,485)	(26,485)
Acquisition of treasury stock	(871,345)	—	(10,816)	—	—	(10,816)
Refunds (payments) of offering costs	—	—	—	16	—	16
Dividends paid to stockholders	—	—	—	—	(51,593)	(51,593)
Tax reclassification	—	—	—	(290)	290	—
Balances at December 31, 2022	40,509,269	414	(10,816)	605,774	(19,320)	576,052
Net investment income	—	—	—	—	78,275	78,275
Net realized gain (loss) on investments					(18,387)	(18,387)
Net change in unrealized gain (loss) on investments					(15,547)	(15,547)
Dividends paid to stockholders	—	—	—	—	(73,322)	(73,322)
Tax reclassification	—	—	—	(664)	664	—
Balances at December 31, 2023	40,509,269	$414	$(10,816)	$605,110	$(47,637)	$547,071

(1) Number of shares is shown net of cumulative treasury stock repurchases of 871,345 shares as of December 31, 2023 and December 31, 2022.

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net increase in net assets resulting from operations	$44,341	$32,250	$45,619
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(200,464)	(622,719)	(424,441)
Purchases of U.S. Treasury Bills	(76,973)	—	(210,002)
Payment-in-kind interest	(19,924)	(8,655)	(2,996)
Sales or repayments of investments	296,409	168,898	303,602
Sales or maturities of U.S. Treasury Bills	35,000	45,000	234,999
Net realized (gain) loss on investments	18,387	1,061	(4,172)
Net change in unrealized (gain) loss on investments	15,547	26,485	3,045
Amortization of fixed income premiums or accretion of discounts	(8,682)	(6,863)	(7,742)
Amortization of deferred debt costs	3,027	1,390	472
Changes in operating assets and liabilities:
(Increase) decrease in interest and fees receivable	497	(5,782)	(301)
(Increase) decrease in other assets	25	227	(599)
Increase (decrease) in incentive fees payable	3,692	2,798	1,003
Increase (decrease) in interest payable	543	5,972	(219)
Increase (decrease) in accrued expenses and other liabilities	1,012	92	486
Net cash provided by (used in) operating activities	112,437	(359,846)	(61,246)
Cash flows from financing activities
Payments of deferred debt costs	(1,906)	(10,172)	(400)
Borrowings under credit facility	210,000	484,000	161,000
Repayments under credit facility	(275,000)	(208,000)	(199,000)
Proceeds from 2026 Notes	25,000	50,000	20,000
Proceeds from 2027 Notes	—	152,250	—
Proceeds from reverse repurchase agreements	—	—	149,249
Repayments of reverse repurchase agreements	—	(44,775)	(174,124)
Acquisition of treasury shares	—	(10,816)	—
Dividends paid to stockholders	(73,322)	(51,593)	(17,948)
Refunds (payments) of offering costs	—	16	(7,014)
Cash received from common stock issued	—	—	119,294
Net cash (used in) provided by financing activities	(115,228)	360,910	51,057
Net increase (decrease) in cash and cash equivalents	(2,791)	1,064	(10,189)
Cash and cash equivalents at beginning of period	5,761	4,697	14,886
Cash and cash equivalents at end of period	$2,970	$5,761	$4,697
Supplemental and non-cash financing cash flow information:
Taxes paid	$340	$1	$—
Interest paid	38,099	7,784	2,773
Non-cash dividend reinvestments	—	—	26,995

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

 Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company	Investment Type	Investment Description(1),(2),(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Debt Investments
	Application Software
Blueshift Labs, Inc.	Senior Secured	SOFR+6.25%, 11.25% floor, 2.00% PIK, 1.50% ETP	12/19/2023	12/15/2028	25,500	25,083	25,083	(9) (10) (11)
Circadence Corporation	Senior Secured	SOFR+9.50%, 12.26% floor, 10.00% cash cap, 7.50% ETP	12/20/2018	3/15/2024	23,147	24,281	19,028	(9) (10)
FiscalNote, Inc.	Senior Secured	PRIME+5.00%, 9.00% floor, 1.00% PIK, 5.75% ETP	10/19/2020	7/15/2027	65,916	65,868	64,615	(9) (10) (11) (13)
VTX Intermediate Holdings, Inc. (dba VertexOne)	Senior Secured	SOFR+9.00%, 9.50% floor, 10.00% cash cap, 4.50% ETP	12/28/2021	12/28/2026	87,971	88,747	87,814	(9) (10) (11)
	Total Application Software - 35.92%*					203,979	196,540

	Asset Management & Custody Banks
Betterment Holdings, Inc.	Senior Secured	PRIME+4.50%, 8.50% floor	10/6/2023	10/6/2027	8,000	7,888	7,860	(11)
	Total Asset Management & Custody Banks - 1.44%*					7,888	7,860

	Data Processing & Outsourced Services
Elevate Services, Inc.	Senior Secured	SOFR+7.50%, 12.78% floor	7/10/2023	7/10/2027	20,000	19,424	19,424	(11)
Interactions Corporation	Senior Secured	SOFR+9.26%, 9.76% floor, 3.4375% ETP	6/24/2022	6/15/2027	40,000	39,907	39,945	(10) (11)
ShareThis, Inc.	Senior Secured	SOFR+9.25%, 11.86% floor, 3.00% ETP	12/3/2018	9/30/2024	19,950	20,503	19,895	(10) (11)
	Senior Secured	SOFR+8.25%, 10.86% floor, 3.00% ETP	8/18/2020	9/30/2024	950	978	947	(10) (11)
Vesta Payment Solutions, Inc.	Senior Secured	SOFR+7.00%, 9.00% floor, 3.00% ETP	11/29/2022	11/15/2026	25,000	24,769	24,370	(10) (11)
	Total Data Processing & Outsourced Services - 19.12%*					105,581	104,581

	Education Services
Turning Tech Intermediate, Inc. (dba Echo 360, Inc.)	Senior Secured	SOFR+8.50%, 9.00% floor, 13.00% cash cap, 3.00% ETP	6/22/2021	12/14/2025	25,218	25,702	25,796	(9) (10) (11)
	Total Education Services - 4.72%*					25,702	25,796

	Electronic Equipment & Instruments
Brivo, Inc.	Senior Secured	SOFR+6.85%, 10.89% floor, 3.00% ETP	10/20/2022	10/20/2027	26,293	26,323	26,790	(10) (11)
	Total Electronic Equipment & Instruments - 4.90%*					26,323	26,790

	Health Care Equipment
Moximed, Inc.	Senior Secured	PRIME+5.25%, 8.75% floor, 3.50% ETP	6/24/2022	7/1/2027	15,000	14,919	15,284	(10) (11)
	Total Health Care Equipment - 2.79%*					14,919	15,284

	Health Care Technology
EBR Systems, Inc.	Senior Secured	PRIME+4.90%, 8.90% floor, 4.50% ETP	6/30/2022	6/15/2027	40,000	39,496	40,337	(10) (11) (15)
Mingle Healthcare Solutions, Inc.	Senior Secured	SOFR+9.75%, 12.26% floor, 10.50% ETP	8/15/2018	12/15/2026	4,322	4,952	3,791	(10)
Nalu Medical, Inc.	Senior Secured	PRIME+2.70%, 6.70% floor, 2.00% PIK, 4.50% ETP	10/12/2022	10/12/2027	20,482	20,395	21,191	(9) (10) (11)
Route 92 Medical, Inc.	Senior Secured	SOFR+8.48%, 8.98% floor, 3.95% ETP	8/17/2021	7/1/2026	35,000	34,239	35,435	(10) (11)
SetPoint Medical Corporation	Senior Secured	SOFR+5.75%, 9.00% floor, 4.00% ETP	12/29/2022	12/1/2027	25,000	25,014	25,450	(10) (11)
	Total Health Care Technology - 23.06%*					124,096	126,204

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

  Consolidated Schedule of Investments – (continued)

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company	Investment Type	Investment Description(1),(2),(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Debt Investments
	Human Resource & Employment Services
CloudPay, Inc.	Senior Secured	PRIME+6.25%, 10.25% floor, 2.00% ETP	9/26/2022	8/17/2027	75,000	74,939	75,465	(5) (8) (10) (11)
Snagajob.com, Inc.	Senior Secured	SOFR+8.50% PIK, 9.00% floor, 2.75% ETP	9/29/2021	9/1/2025	40,825	41,170	36,541	(9) (10)
	Total Human Resource & Employment Services - 20.47%*					116,109	112,006

	Internet & Direct Marketing Retail
Madison Reed, Inc.	Senior Secured	PRIME+4.75%, 11.00% floor, 11.00% cash cap, 3.00% ETP	12/16/2022	12/16/2026	10,913	10,784	10,847	(9) (10) (11)
Marley Spoon SE	Senior Secured	SOFR+7.50%, 8.26% floor, 1.25% PIK	6/30/2021	6/15/2026	44,983	44,836	44,462	(6) (8) (9) (11)
	Total Internet & Direct Marketing Retail - 10.11%*					55,620	55,309

	Internet Software and Services
Bombora, Inc.	Senior Secured	SOFR+4.75%, 6.75% floor, 3.25% PIK, 0.96% ETP	12/26/2023	1/15/2028	28,000	27,879	27,879	(9) (10) (11)
Skillshare, Inc.	Senior Secured	SOFR+6.50%, 10.72% floor, 3.00% ETP	11/8/2022	11/8/2026	30,000	29,765	29,183	(10) (11)
Synack, Inc.	Senior Secured	SOFR+7.00%, 11.07% floor, 1.00% ETP	12/29/2023	12/29/2028	40,000	39,758	39,758	(10)
	Total Internet Software and Services - 17.70%*					97,402	96,820

	Property & Casualty Insurance
Kin Insurance, Inc.	Senior Secured	PRIME+6.25%, 12.50% floor, 3.00% ETP	9/26/2022	9/15/2026	75,000	74,877	74,767	(10) (11)
	Total Property & Casualty Insurance - 13.67%*					74,877	74,767

	System Software
3PL Central LLC (dba Extensiv)	Senior Secured	SOFR+4.50%, 6.50% floor, 2.50% PIK, 2.00% ETP	11/9/2022	11/9/2027	70,395	70,064	69,066	(9) (10) (11)
Linxup, LLC	Senior Secured	PRIME+3.25%, 11.75% floor, 2.25% ETP	11/03/2023	11/15/2027	30,000	29,490	29,490	(10) (11)
Dejero Labs Inc.	Second Lien	SOFR+8.00%, 8.50% floor, 2.00% PIK, 3.00% ETP	12/22/2021	12/22/2025	14,172	14,278	14,399	(7) (8) (9) (10) (11)
	Total System Software - 20.64%*					113,832	112,955

Total Debt Investments - 174.54%*						966,328	954,912

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

  Consolidated Schedule of Investments – (continued)

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company	Investment Type	Investment Description(1),(2),(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Equity Investments
	Advertising
Minute Media Inc.	Equity	Preferred Stock	12/13/2023	N/A	1,030	120	120	(5) (12)
	Equity	Common Stock	12/13/2023	N/A	134	16	16	(5) (12)
	Total Advertising - 0.03%*					136	136

	Application Software
Aria Systems, Inc.	Equity	Series G Preferred Stock	7/10/2018	N/A	289,419	250	127	(12)
FiscalNote, Inc.	Equity	Common Stock	10/19/2020	N/A	230,881	438	263	(12) (13) (16)
	Total Application Software - 0.07%*					688	390

Health Care Technology
CareCloud, Inc.	Equity	11% Series A Cumulative Redeemable Perpetual Preferred Stock	1/8/2020	N/A	462,064	12,132	3,553	(14) (16)
	Total Health Care Technology - 0.65%*					12,132	3,553

	Human Resource & Employment Services
Snagajob.com, Inc.	Equity	Convertible Note	10/26/2023	12/31/2026	1,357	1,357	1,357	(20)
	Total Human Resource & Employment Services - 0.25%*					1,357	1,357

	Internet & Direct Marketing Retail
Marley Spoon SE	Equity	Common Stock	7/7/2023	N/A	46,004	410	125	(6) (12) (19)
	Total Internet & Direct Marketing Retail - 0.02%*					410	125

	Technology Hardware, Storage & Peripherals
Quantum Corporation	Equity	Common Stock	8/13/2021	N/A	459,720	2,607	160	(8) (12) (14) (16)
zSpace, Inc.	Equity	Common Stock	12/31/2020	N/A	6,078,499	1,119	—	(12)
	Total Technology Hardware, Storage & Peripherals - 0.03%*					3,726	160

Total Equity Investments - 1.05%*						18,449	5,721

Warrants
	Application Software
3DNA Corp. (dba NationBuilder)	Warrants	Series C-1 Preferred Stock	12/28/2018	12/28/2028	273,164	104	—	(12)
Aria Systems, Inc.	Warrants	Series G Preferred Stock	6/29/2018	6/29/2028	2,387,705	1,048	1,048	(12)
Blueshift Labs, Inc.	Warrants	Success fee	12/19/2023	N/A	N/A	167	167	(12) (18)
Circadence Corporation	Warrants	Series A-6 Preferred Stock	12/20/2018	12/20/2028	1,538,462	3,630	48	(12)
	Warrants	Series A-6 Preferred Stock	10/31/2019	10/31/2029	384,615	846	12	(12)
	Warrants	Success fee	12/21/2023	N/A	N/A	304	283	(12) (18)
Dtex Systems, Inc.	Warrants	Series C-Prime Preferred Stock	6/1/2018	6/1/2025	500,000	59	233	(12)
	Warrants	Series C-Prime Preferred Stock	7/11/2019	7/11/2026	833,333	115	389	(12)
FiscalNote, Inc.	Warrants	Earnout	7/29/2022	7/29/2027	N/A	127	16	(12) (13) (18)
	Total Application Software - 0.40%*					6,400	2,196

	Asset Management & Custody Banks
Betterment Holdings, Inc.	Warrants	Common Stock	10/6/2023	10/6/2033	7,680	35	146	(12)
	Warrants	Common Stock	10/6/2023	10/6/2033	9,818	40	15	(12)
	Total Asset Management & Custody Banks - 0.03%*					75	161
See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

 Consolidated Schedule of Investments – (continued)

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company	Investment Type	Investment Description(1),(2),(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants
	Biotechnology
Mustang Bio, Inc.	Warrants	Common Stock	3/4/2022	3/4/2032	748,036	315	39	(12) (14)
TRACON Pharmaceuticals, Inc.	Warrants	Common Stock	9/2/2022	9/2/2032	150,753	226	12	(12) (14)
	Total Biotechnology - 0.01%*					541	51

	Computer & Electronics Retail
Massdrop, Inc.	Warrants	Series B Preferred Stock	7/22/2019	7/22/2029	848,093	183	—	(12)
	Total Computer & Electronics Retail - 0.00%*					183	—

	Data Processing & Outsourced Services
Elevate Services, Inc.	Warrants	Series C Preferred Stock	7/10/2023	7/10/2033	248,997	447	384	(12)
Interactions Corporation	Warrants	Common Stock	6/24/2022	6/24/2032	189,408	219	67	(12)
ShareThis, Inc.	Warrants	Series D-3 Preferred Stock	12/3/2018	12/3/2028	647,615	2,162	803	(12)
	Total Data Processing & Outsourced Services - 0.23%*					2,828	1,254

	Electronic Equipment & Instruments
Brivo, Inc.	Warrants	Series A-2 Preferred Stock	10/20/2022	10/20/2032	201,000	98	322	(12)
Epic IO Technologies, Inc.	Warrants	Success fee	12/17/2021	12/17/2028	N/A	505	423	(12) (18)
	Total Electronic Equipment & Instruments - 0.14%*					603	745

	Health Care Equipment
Moximed, Inc.	Warrants	Series C Preferred Stock	6/24/2022	6/24/2032	214,285	175	138	(12)
Revelle Aesthetics, Inc.	Warrants	Series A-2 Preferred Stock	3/30/2022	3/30/2032	115,591	126	102	(12)
	Total Health Care Equipment - 0.04%*					301	240

	Health Care Technology
Allurion Technologies, Inc.	Warrants	Common Stock	3/30/2021	1/22/2025	132,979	282	15	(12) (13)
	Warrants	Common Stock	6/14/2022	1/22/2025	46,256	141	—	(12) (13)
	Warrants	Common Stock	9/15/2022	1/22/2025	46,256	144	—	(12) (13)
	Warrants	Earnout	8/2/2023	8/1/2028	N/A	—	77	(12) (13) (18)
EBR Systems, Inc.	Warrants	Success fee	6/30/2022	6/30/2032	N/A	605	690	(12) (15) (18)
Mingle Healthcare Solutions, Inc.	Warrants	Series CC Preferred Stock	8/15/2018	8/15/2028	1,770,973	492	—	(12)
Nalu Medical, Inc.	Warrants	Series D-2 Preferred Stock	10/12/2022	10/12/2032	91,717	173	99	(12)
Route 92 Medical, Inc.	Warrants	Success fee	8/17/2021	8/17/2031	N/A	835	897	(12) (18)
SetPoint Medical Corporation	Warrants	Series B Preferred Stock	6/29/2021	6/29/2031	400,000	14	133	(12)
	Warrants	Series B Preferred Stock	12/29/2022	12/29/2032	600,000	74	199	(12)
VERO Biotech LLC	Warrants	Success fee	12/29/2020	12/29/2025	N/A	377	396	(12) (18)
	Total Health Care Technology - 0.46%*					3,137	2,506

	Human Resource & Employment Services
CloudPay, Inc.	Warrants	Series B Preferred Stock	6/30/2020	6/30/2030	11,273	218	1,001	(5) (8) (12)
	Warrants	Series D Preferred Stock	8/17/2021	8/17/2031	3,502	52	95	(5) (8) (12)
	Warrants	Series D Preferred Stock	9/26/2022	9/26/2032	5,252	176	143	(5) (8) (12)
Snagajob.com, Inc.	Warrants	Warrant for Series B-1 Preferred Stock	9/29/2021	9/29/2031	763,269	343	-	(12)
	Total Human Resource & Employment Services - 0.23%*					789	1,239

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

 Consolidated Schedule of Investments – (continued)

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company	Investment Type	Investment Description(1),(2),(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants
	Internet & Direct Marketing Retail
Madison Reed, Inc.	Warrants	Success fee	12/16/2022	N/A	N/A	143	154	(12) (18)
	Total Internet & Direct Marketing Retail - 0.03%*					143	154

	Internet Software and Services
Bombora, Inc.	Warrants	Common Stock	3/31/2021	3/31/2031	121,581	174	104	(12)
	Warrants	Common Stock	12/26/2023	12/26/2033	48,632	43	41	(12)
Fidelis Cybersecurity, Inc.	Warrants	Common Stock	3/25/2022	3/25/2032	N/A	79	—	(12) (17)
INRIX, Inc.	Warrants	Common Stock	7/26/2019	7/26/2029	150,804	522	735	(12)
Longtail Ad Solutions, Inc. (dba JW Player)	Warrants	Common Stock	12/12/2019	12/12/2029	387,596	47	321	(12)
Skillshare, Inc.	Warrants	Success fee	11/8/2022	11/8/2026	N/A	301	294	(12) (18)
Synack, Inc.	Warrants	Common Stock	12/29/2023	6/30/2032	116,908	147	147	(12)
	Total Internet Software and Services - 0.30%*					1,313	1,642

	Property & Casualty Insurance
Kin Insurance, Inc.	Warrants	Series D-3 Preferred Stock	9/26/2022	9/26/2032	41,576	302	292	(12)
	Warrants	Series D-3 Preferred Stock	5/5/2023	9/26/2032	11,549	69	81	(12)
	Warrants	Series D-3 Preferred Stock	8/25/2023	9/26/2032	9,239	55	65	(12)
	Total Property & Casualty Insurance - 0.08%*					426	438

	Specialized Consumer Services
AllClear ID, Inc.	Warrants	Common Stock	8/31/2017	8/31/2027	523,893	1,053	—	(12)
	Warrants	Common Stock	10/17/2018	8/31/2027	346,621	697	—	(12)
Credit Sesame, Inc.	Warrants	Common Stock	1/7/2020	1/7/2030	191,601	425	373	(12)
	Total Specialized Consumer Services - 0.07%*					2,175	373

	System Software
Dejero Labs Inc.	Warrants	Common Stock	5/31/2019	5/31/2029	333,621	192	268	(7) (8) (12)
Linxup, LLC	Warrants	Success fee	11/3/2023	11/3/2033	N/A	253	294	(12) (18)
Scale Computing, Inc.	Warrants	Common Stock	3/29/2019	3/29/2029	9,665,667	346	—	(12)
	Total System Software - 0.10%*					791	562

	Technology Hardware, Storage & Peripherals
RealWear, Inc.	Warrants	Series A Preferred Stock	10/5/2018	10/5/2028	112,451	136	178	(12)
	Warrants	Series A Preferred Stock	12/28/2018	10/5/2028	22,491	25	36	(12)
	Warrants	Series A Preferred Stock	6/27/2019	6/27/2029	123,894	381	196	(12)
	Total Technology Hardware, Storage & Peripherals - 0.07%*					542	410

Total Warrants - 2.19%*						20,247	11,971

Total Non-Control/Non-Affiliate Investments - 177.78%*						1,005,024	972,604

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

 Consolidated Schedule of Investments – (continued)

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company	Investment Type	Investment Description(1),(2),(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Affiliate Investments								(22)
Debt Investments
	Health Care Technology
Gynesonics, Inc.	Senior Secured	SOFR+8.75%, 8.00% ceiling, 5.00% ETP	3/1/2023	11/30/2026	25,595	25,897	23,586	(10) (11)
	Total Health Care Technology - 4.31%*					25,897	23,586

Total Debt Investments - 4.31%*						25,897	23,586

Equity Investments
	Application Software
Coginiti Corp	Equity	Common Stock	3/9/2020	N/A	1,040,160	4,551	856	(12)
	Total Application Software - 0.16%*					4,551	856

	Health Care Technology
Gynesonics, Inc.	Equity	Series A-2 Preferred Stock	3/1/2023	N/A	3,266,668	25,000	21,461	(12)
	Equity	Series A-1 Preferred Stock	10/24/2023	N/A	3,100,000	3,100	4,577	(12)
	Total Health Care Technology - 4.76%*					28,100	26,038

Total Equity Investments - 4.92%*						32,651	26,894

Warrants
	Application Software
Coginiti Corp	Warrants	Common Stock	3/9/2020	3/9/2030	811,770	—	663	(12)
	Total Application Software - 0.12%*					—	663

	Health Care Technology
Gynesonics, Inc.	Warrants	Success fee	3/1/2023	3/1/2030	N/A	313	313	(12) (18)
	Total Health Care Technology - 0.06%*					313	313

Total Warrants - 0.18%*						313	976

Total Affiliate Investments - 9.41%*						58,861	51,456

Control Investments								(23)
Equity Investments
	Data Processing & Outsourced Services
Pivot3, Inc.	Equity	Equity Interest	12/31/2023	N/A	N/A	950	950	(12) (21)
	Total Data Processing & Outsourced Services - 0.17%*					950	950

Total Equity Investments - 0.17%*						950	950

Total Control Investments - 0.17%*						950	950

Total Investments, excluding U.S. Treasury Bills - 187.36%*						$1,064,835	$1,025,010

U.S. Treasury
		U.S. Treasury Bill, 4.324%	12/29/2023	1/4/2024	42,029	42,014	41,999
Total U.S. Treasury - 7.68%*						42,014	41,999

Total Investments - 195.04%*						$1,106,849	$1,067,009

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

 Consolidated Schedule of Investments – (continued)

December 31, 2023

(1)

Disclosures of interest rates on notes include cash interest rates and payment-in-kind ("PIK") interest rates, as applicable. Unless otherwise indicated, all of the Company's variable interest rate debt instruments bear interest at a rate that is determined by reference to the U.S. Prime Rate, the 1-month Secured Overnight Financing Rate ("SOFR"), or the 3-month Secured Overnight Financing Rate ("SOFR"). At December 31, 2023, the U.S. Prime Rate was 8.50% the 1-Month SOFR was 5.35%. and the 3-Month SOFR was 5.33%.

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

(3)	Investments are held at Fair Value net of the Fair Value of Unfunded Commitments. Refer to "Note 8 – Commitments and Contingencies" for additional detail.
(4)	All portfolio companies are domiciled in the United States, unless otherwise noted.
(5)	Portfolio company is domiciled in the United Kingdom. Fair value of United-Kingdom-domiciled investments represents 14.05% of net assets.
(6)	Portfolio company is domiciled in Germany. Fair value of Germany-domiciled investments represents 8.15% of net assets.
(7)	Portfolio company is domiciled in Canada. Fair value of Canadian-domiciled investments represents 2.68% of net assets.
(8)

Investment is not a qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. The fair value of non-qualifying assets represent 12.63% of total assets as of December 31, 2023. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying assets until such time as it complies with the requirements of Section 55(a).

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

(20)	Convertible notes represent investments that are redeemable by the Company upon occurrence of contingent events. There are no principal or interest payments to be made against the note.
(21)

The assets recovered on the senior secured term loan to Pivot 3, Inc. was contributed to P3 Holdco LLC by the Company, a wholly owned subsidiary of the BDC. For more information, refer to "Note 2 — Summary of Significant Accounting Policies, Principles of Consolidation"

(22)

Affiliate portfolio company as defined under the 1940 Act in which the Company owns between 5% and 25% (inclusive) of the investment's voting securities and does not have rights to maintain greater than 50% representation on the board.

(23)	Control portfolio company, as defined under the 1940 Act, in which the Company owns more than 25% of the investment’s voting securities or has greater than 50% representation on its board.
*	Fair value as a percentage of net assets.

See notes to consolidated financial statements

RUNWAY GROWTH FINANCE CORP.

 Consolidated Schedule of Investments

December 31, 2022

(In thousands, except share and per share data)

Portfolio Company	Investment Type	Investment Description(1),(5),(9)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (2),(6)	Footnotes
Non-Control/Non-Affiliate Investments
Debt Investments
	Application Software
Circadence Corporation	Senior Secured	SOFR+9.50% PIK, 12.26% floor, 7.50% ETP	12/20/2018	12/15/2023	19,928	21,260	17,083	(4)(8)
Dtex Systems, Inc.	Senior Secured	SOFR+9.25%, 9.75% floor, 1.75% ETP	6/1/2021	6/1/2025	10,000	10,033	10,033	(8)
FiscalNote, Inc.	Senior Secured	PRIME+5.00%, 9.00% floor, 1.00% PIK, 4.25% ETP	10/19/2020	7/15/2027	65,251	64,466	64,466	(4)(8)
VTX Intermediate Holdings, Inc. (dba VertexOne)	Senior Secured	SOFR+9.00%, 9.50% floor, 4.50% ETP	12/28/2021	12/28/2026	85,000	85,000	85,000	(8)
	Total Application Software - 30.66%*					180,759	176,582

	Biotechnology
Mustang Bio, Inc.	Senior Secured	SOFR+8.75%, 9.25% floor, 3.50% ETP	3/4/2022	4/15/2027	30,000	29,709	29,709	(8)
TRACON Pharmaceuticals, Inc.	Senior Secured	PRIME+5.00%, 8.50% floor, 4.25% ETP	9/2/2022	9/1/2026	10,000	9,795	10,000	(8)
	Total Biotechnology - 6.89%*					39,504	39,709

	Data Processing & Outsourced Services
Interactions Corporation	Senior Secured	SOFR+9.26%, 9.76% floor, 3.4375% ETP	6/24/2022	6/15/2027	40,000	39,504	39,504	(8)
ShareThis, Inc.	Senior Secured	SOFR+9.25%, 11.86% floor, 3.00% ETP	12/3/2018	7/15/2025	21,000	21,500	21,150	(8)
	Senior Secured	SOFR+8.25%, 10.86% floor, 3.00% ETP	8/18/2020	7/15/2025	1,000	1,026	1,007	(8)
Vesta Payment Solutions, Inc.	Senior Secured	SOFR+7.00%, 9.00% floor, 3.00% ETP	11/29/2022	11/15/2026	25,000	24,521	24,521	(8)
	Total Data Processing & Outsourced Services - 14.96%*					86,551	86,182

	Education Services
Turning Tech Intermediate, Inc. (dba Echo 360, Inc.)	Senior Secured	SOFR+8.50%, 9.00% floor, 13.00% cash cap, 3.00% ETP	6/22/2021	12/14/2025	25,000	25,305	25,305	(4)(8)
	Total Education Services - 4.39%*					25,305	25,305

	Electronic Equipment & Instruments
Brivo, Inc.	Senior Secured	SOFR+6.85%, 10.89% floor, 50% of interest PIK, 3.00% ETP	10/20/2022	10/20/2027	44,378	43,912	43,912	(4)(8)
Intellisite Holdings, Inc. (dba Epic IO Technologies, Inc.)	Senior Secured	SOFR+9.75%, 10.25% floor, 2.00% ETP	12/17/2021	12/17/2025	34,000	33,639	33,639
	Total Electronic Equipment & Instruments - 13.46%*					77,551	77,551

	Health Care Equipment
Moximed, Inc.	Senior Secured	PRIME+5.25%, 8.75% floor, 3.50% ETP	6/24/2022	7/1/2027	15,000	14,772	14,772	(8)
Revelle Aesthetics, Inc.	Senior Secured	PRIME+5.50%, 8.75% floor, 4.00% ETP	3/30/2022	4/1/2027	12,500	12,377	12,377	(8)
	Total Health Care Equipment - 4.71%*					27,149	27,149

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

 Consolidated Schedule of Investments – (continued)

December 31, 2022

(In thousands, except share and per share data)

Portfolio Company	Investment Type	Investment Description(1),(5),(9)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (2),(6)	Footnotes
Non-Control/Non-Affiliate Investments
Debt Investments
	Health Care Technology
Allurion Technologies, Inc.	Senior Secured	PRIME+6.44%, 9.50% floor, 3.00% ETP	12/30/2021	12/30/2026	55,000	54,715	54,715	(8)
EBR Systems, Inc.	Senior Secured	PRIME+4.90%, 8.90% floor, 4.50% ETP	6/30/2022	6/15/2027	20,000	19,648	19,648	(8)(20)
Gynesonics, Inc.	Senior Secured	SOFR+8.75%, 9.25% floor, 3.50% ETP	12/1/2020	12/1/2025	50,000	50,022	50,022	(8)
Mingle Healthcare Solutions, Inc.	Senior Secured	SOFR+9.50%, 12.01% floor, .25% PIK, 10.50% ETP	8/15/2018	12/15/2023	4,015	4,615	3,821	(4)(8)
Nalu Medical, Inc.	Senior Secured	PRIME+2.70%, 6.70% floor, 2.00% PIK, 4.50% ETP	10/12/2022	10/12/2027	20,071	19,756	19,756	(4)(8)
Route 92 Medical, Inc.	Senior Secured	SOFR+8.48%, 8.98% floor, 3.95% ETP	8/17/2021	7/1/2026	13,000	12,843	12,843	(8)
SetPoint Medical Corporation	Senior Secured	SOFR+5.75%, 9.00% floor, 4.00% ETP	12/29/2022	12/1/2027	25,000	24,802	24,802	(8)
VERO Biotech LLC	Senior Secured	SOFR+9.05%, 9.55% floor, 3.00% ETP	12/29/2020	12/1/2024	40,000	40,308	40,308	(8)
	Total Health Care Technology - 39.22%*					226,709	225,915

	Human Resource & Employment Services
CloudPay, Inc.	Senior Secured	PRIME+6.25%, 10.25% floor, 2.00% ETP	9/26/2022	8/17/2027	60,000	59,693	59,693	(3)(8)(12)
Snagajob.com, Inc.	Senior Secured	SOFR+8.50%, 9.00% floor, 9.00% cash cap, 2.75% ETP	9/29/2021	9/1/2025	37,609	37,574	36,785	(4)(8)
	Total Human Resource & Employment Services - 16.75%*					97,267	96,478

	Internet & Direct Marketing Retail
Madison Reed, Inc.	Senior Secured	PRIME+4.75%, 11.00% floor, 3.00% ETP	12/16/2022	12/16/2026	9,600	9,353	9,353	(8)
Marley Spoon AG	Senior Secured	SOFR+8.50%, 1.25% PIK, 9.26% floor	6/30/2021	6/15/2025	46,754	46,500	46,500	(3)(4)(8)(11)
	Total Internet & Direct Marketing Retail - 9.70%*					55,853	55,853

	Internet Software and Services
Bombora, Inc.	Senior Secured	SOFR+5.00%, 5.76% floor, 3.75% PIK, 2.00% ETP	3/31/2021	3/31/2025	21,341	21,337	21,337	(4)(8)
Fidelis Cybersecurity, Inc.	Senior Secured	SOFR+11.00%, 12.00% floor, 2.39% ETP	5/13/2021	5/13/2024	12,205	12,360	11,857	(8)
	Senior Secured	SOFR+11.00%, 12.00% floor, 2.00% ETP	3/25/2022	5/13/2024	8,947	8,986	8,692	(8)
INRIX, Inc.	Senior Secured	SOFR+9.00%, 9.76% floor, 2.50% ETP	11/15/2021	11/15/2025	45,000	45,329	45,329	(8)
Skillshare, Inc.	Senior Secured	SOFR+6.50%, 10.72% floor, 3.00% ETP	11/8/2022	11/8/2026	25,000	24,414	24,414	(8)
Synack, Inc.	Senior Secured	PRIME+4.25%, 8.25% floor	6/30/2022	6/30/2027	35,000	34,906	34,906	(8)
	Total Internet Software and Services - 25.44%*					147,332	146,535

	Property & Casualty Insurance
Kin Insurance, Inc.	Senior Secured	PRIME+6.25%, 12.50% floor, 3.00% ETP	9/26/2022	9/15/2026	50,000	49,143	49,143	(8)
	Total Property & Casualty Insurance - 8.53%*					49,143	49,143

	System Software
3PL Central LLC	Senior Secured	SOFR+4.50%, 6.50 floor, 2.50% PIK, 2.00% ETP	11/9/2022	11/9/2027	65,163	64,429	64,429	(4)(8)
Dejero Labs Inc.	Second Lien	SOFR+5.00%, 5.50 floor, 5.00% PIK, 3.00% ETP	12/22/2021	12/22/2025	13,661	13,654	13,654	(3)(4)(8)(10)
	Total System Software - 13.55%*					78,083	78,083

Total Debt Investments - 188.26%*						1,091,206	1,084,485
See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

 Consolidated Schedule of Investments – (continued)

December 31, 2022

(In thousands, except share and per share data)

Portfolio Company	Investment Type	Investment Description(1),(5),(9)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (2),(6)	Footnotes
Non-Control/Non-Affiliate Investments
Equity Investments
	Application Software
Aria Systems, Inc.	Equity	Series G Preferred Stock	7/10/2018	N/A	289,419	250	347	(7)
FiscalNote, Inc.	Equity	Common Stock	10/19/2020	N/A	230,881	438	1,422	(7)(19)
Total Application Software - 0.31%*						688	1,769

	Health Care Technology
CareCloud, Inc.	Equity	11% Series A Cumulative Redeemable Perpetual	1/8/2020	N/A	462,064	12,132	12,335	(15)(17)
	Total Health Care Technology - 2.14%*					12,132	12,335

Equity Investments
	Technology Hardware, Storage & Peripherals
Quantum Corporation	Equity	Common Stock	8/13/2021	N/A	459,720	2,607	501	(3)(7)(15)(17)
zSpace, Inc.	Equity	Common Stock	12/31/2020	N/A	6,078,499	1,119	-	(7)
	Total Technology Hardware, Storage & Peripherals - 0.09%*					3,726	501

Total Equity Investments - 2.54%*						16,546	14,605

Warrants
	Advertising
STN Video Inc.	Warrants	Class B Non-Voting Stock	6/30/2017	6/30/2027	191,500	246	—	(3)(7)
	Total Advertising - 0.00%*					246	—

	Application Software
3DNA Corp. (dba NationBuilder)	Warrants	Series C-1 Preferred Stock	12/28/2018	12/28/2028	273,164	104	—	(7)
Aria Systems, Inc.	Warrants	Series G Preferred Stock	6/29/2018	6/29/2028	2,387,705	1,048	2,865	(7)
Circadence Corporation	Warrants	Series A-6 Preferred Stock	12/20/2018	12/20/2028	1,538,462	3,630	87	(7)
	Warrants	Series A-6 Preferred Stock	10/31/2019	10/31/2029	384,615	845	22	(7)
Dtex Systems, Inc.	Warrants	Series C-Prime Preferred Stock	6/1/2018	6/1/2025	500,000	59	214	(7)
	Warrants	Series C-Prime Preferred Stock	7/11/2019	7/11/2026	833,333	115	356	(7)
FiscalNote, Inc.	Warrants	Earnout	7/29/2022	7/29/2027	N/A	127	105	(7)(13)(19)
Porch Group, Inc.	Warrants	Earnout	12/23/2020	12/23/2023	N/A	—	—	(7)(13)(15)
	Total Application Software - 0.63%*					5,928	3,649

	Biotechnology
Mustang Bio, Inc.	Warrants	Common Stock	3/4/2022	3/4/2032	748,036	315	59	(7)
TRACON Pharmaceuticals, Inc.	Warrants	Common Stock	9/2/2022	9/2/2032	150,753	226	157	(7)(15)
	Total Biotechnology - 0.04%*					541	216

	Computer & Electronics Retail
Massdrop, Inc.	Warrants	Series B Preferred Stock	7/22/2019	7/22/2029	848,093	183	68	(7)
	Total Computer & Electronics Retail - 0.01%*					183	68

	Data Processing & Outsourced Services
Interactions Corporation	Warrants	Common Stock	6/24/2022	6/24/2032	189,408	219	204	(7)
ShareThis, Inc.	Warrants	Series D-3 Preferred Stock	12/3/2018	12/3/2028	647,615	2,162	1,728	(7)
	Total Data Processing & Outsourced Services - 0.34%*					2,381	1,932

	Electronic Equipment & Instruments
Brivo, Inc.	Warrants	Series A-2 Preferred Stock	10/20/2022	10/20/2032	201,000	98	107	(7)
Epic IO Technologies, Inc.	Warrants	Success fee	12/17/2021	12/17/2024	N/A	430	456	(7)(13)
	Total Electronic Equipment & Instruments - 0.10%*					528	563

	Health Care Equipment
Moximed, Inc.	Warrants	Series C Preferred Stock	6/24/2022	6/24/2032	214,285	175	163	(7)
Revelle Aesthetics, Inc.	Warrants	Series A-2 Preferred Stock	3/30/2022	3/30/2032	115,591	127	121	(7)
	Total Health Care Equipment - 0.05%*					302	284

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

 Consolidated Schedule of Investments – (continued)

December 31, 2022

(In thousands, except share and per share data)

Portfolio Company	Investment Type	Investment Description(1),(5),(9)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (2),(6)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants
	Health Care Technology
Allurion Technologies, Inc.	Warrants	Series C Preferred Stock	3/30/2021	3/30/2031	132,979	283	632	(7)
	Warrants	Series D-1 Preferred Stock	6/14/2022	3/30/2031	88,440	284	259	(7)
CareCloud, Inc.	Warrants	Common Stock	1/8/2020	1/8/2023	1,000,000	837	—	(7)
EBR Systems, Inc.	Warrants	Success fee	6/30/2022	6/30/2032	N/A	292	305	(7)(13)(20)
Gynesonics, Inc.	Warrants	Series G Convertible Preferred Stock	11/19/2021	11/19/2031	27,978,115	341	446	(7)
Mingle Healthcare Solutions, Inc.	Warrants	Series CC Preferred Stock	8/15/2018	8/15/2028	1,770,973	492	—	(7)
Nalu Medical, Inc.	Warrants	Series D-2 Preferred Stock	10/12/2022	10/12/2032	91,717	173	137	(7)
Route 92 Medical, Inc.	Warrants	Success fee	8/17/2021	8/17/2031	N/A	248	297	(7)(13)
SetPoint Medical Corporation	Warrants	Series B Preferred Stock	6/29/2021	6/29/2031	400,000	14	50	(7)
	Warrants	Series B Preferred Stock	12/29/2022	12/29/2032	600,000	74	74	(7)
VERO Biotech LLC	Warrants	Success fee	12/29/2020	12/29/2025	N/A	377	394	(7)(13)
	Total Health Care Technology - 0.45%*					3,415	2,594

	Human Resource & Employment Services
CloudPay, Inc.	Warrants	Series B Preferred Stock	6/30/2020	6/30/2030	11,273	218	920	(3)(7)(12)
	Warrants	Series D Preferred Stock	8/17/2021	8/17/2031	6,129	160	170	(3)(7)(12)
Snagajob.com, Inc.	Warrants	Series B-1 Preferred Stock	9/29/2021	9/29/2031	763,269	343	220	(7)
	Total Human Resource & Employment Services - 0.23%*					721	1,310

	Internet & Direct Marketing Retail
Madison Reed, Inc.	Warrants	Success fee	12/16/2022	N/A	N/A	132	133	(7)(13)
	Total Internet & Direct Marketing Retail - 0.02%*					132	133

	Internet Software and Services
Bombora, Inc.	Warrants	Common Stock	3/31/2021	3/31/2031	121,581	175	248	(7)
Fidelis Cybersecurity, Inc.	Warrants	Common Stock	3/25/2022	3/25/2032	N/A	79	100	(7)(16)
INRIX, Inc.	Warrants	Common Stock	7/26/2019	7/26/2029	150,804	522	2,198	(7)
Longtail Ad Solutions, Inc. (dba JW Player)	Warrants	Common Stock	12/12/2019	12/12/2029	387,596	47	345	(7)
Skillshare, Inc.	Warrants	Success fee	11/8/2022	11/8/2026	N/A	243	225	(7)(13)
Synack, Inc.	Warrants	Common Stock	6/30/2022	6/30/2032	100,645	127	129	(7)
	Total Internet Software and Services - 0.56%*					1,193	3,245

	Property & Casualty Insurance
Kin Insurance, Inc.	Warrants	Series D-3 Preferred Stock	9/26/2022	9/26/2032	41,576	302	297	(7)
	Total Property & Casualty Insurance - 0.05%*					302	297

	Specialized Consumer Services
AllClear ID, Inc.	Warrants	Common Stock	9/1/2017	9/1/2027	870,514	1,750	—	(7)
Credit Sesame, Inc.	Warrants	Common Stock	1/7/2020	1/7/2030	191,601	425	796	(7)
	Total Specialized Consumer Services - 0.14%*					2,175	796

	System Software
Dejero Labs Inc.	Warrants	Common Stock	5/31/2019	5/31/2029	333,621	192	191	(3)(7)(10)
Scale Computing, Inc.	Warrants	Common Stock	3/29/2019	3/29/2029	9,665,667	346	—	(7)
	Total System Software - 0.03%*					538	191

	Technology Hardware, Storage & Peripherals
RealWear, Inc.	Warrants	Series A Preferred Stock	10/5/2018	10/5/2028	112,451	136	246	(7)
	Warrants	Series A Preferred Stock	12/28/2018	12/28/2028	22,491	25	49	(7)
	Warrants	Series A Preferred Stock	6/27/2019	6/27/2029	123,894	381	272	(7)
	Total Technology Hardware, Storage & Peripherals - 0.10%*					542	567

Total Warrants - 2.75%*						19,127	15,845
Total Non-Control/Non-Affiliate Investments - 193.55%*						1,126,879	1,114,935

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

 Consolidated Schedule of Investments – (continued)

December 31, 2022

(In thousands, except share and per share data)

Portfolio Company		Investment Type	Investment Description(1),(5),(9)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (2),(6)	Footnotes
Affiliate Investments									(18)
Equity Investments
	Application Software
	Coginiti Corp	Equity	Common Stock	3/9/2020	N/A	1,040,160	4,551	1,174	(7)
	Total Application Software - 0.20%*						4,551	1,174

Total Equity Investments - 0.20%*							4,551	1,174

Warrants
	Application Software
	Coginiti Corp	Warrants	Common Stock	3/9/2020	3/9/2030	811,770	—	910	(7)
	Total Application Software - 0.16%*						—	910

Total Warrants - 0.16%*							—	910
Total Affiliate Investments - 0.36%*							4,551	2,084
Control Investments									(14)
Debt Investments
	Data Processing & Outsourced Services
	Pivot3, Inc.	Senior Secured	LIBOR+8.50% PIK, 11.00% floor, 4.00% ETP	5/13/2019	1/15/2023	18,598	19,172	9,290	(4)(7)
	Total Data Processing & Outsourced Services - 1.61%*						19,172	9,290

Total Debt Investments - 1.61%*							19,172	9,290
Total Control Investments - 1.61%*							19,172	9,290
Total Investments - 195.52%*							$1,150,602	$1,126,309

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

(4)	Represents a PIK security. PIK interest is accrued and will be paid at maturity.
(5)	Disclosures of end-of-term-payments (“ETP”) are one-time payments stated as a percentage of original principal amount.
(6)	Investments are held at Fair Value net of the Fair Value of Unfunded Commitments. Refer to "Note 8 – Commitments and Contingencies" for additional detail.
(7)	Investments are non-income producing.
(8)	The investment is an eligible loan investment in the collateral under the Credit Facility (as defined in "Note 7 – Borrowings").
(9)	All portfolio companies are domiciled in the United States, unless otherwise noted.
(10)	Portfolio company is domiciled in Canada. Fair value of Canadian-domiciled investments represents 2.40% of net assets.
(11)	Portfolio company is domiciled in Germany. Fair value of Germany-domiciled investments represents 8.07% of net assets.
(12)	Portfolio company is domiciled in the United Kingdom. Fair value of United-Kingdom-domiciled investments represents 10.55% of net assets.
(13)	Investment is either a cash success fee payable or earnout of shares based on the consummation of certain trigger events.
(14)	Control portfolio company, as defined under the 1940 Act, in which the Company owns more than 25% of the investment’s voting securities or has greater than 50% representation on its board.
(15)	Portfolio company is publicly traded and listed on NASDAQ.
(16)	The warrant count is based upon a percentage of ownership of Fidelis Cybersecurity, Inc.
(17)	Investment is not a "restricted security" under the Securities Act.
(18)

Affiliate portfolio company as defined under the 1940 Act in which the Company owns between 5% and 25% (inclusive) of the investment's voting securities and does not have rights to maintain greater than 50% representation on the board.

(19)	Portfolio company is publicly traded and listed on NYSE.
(20)	Portfolio company is publicly traded and listed on ASX.
*	Fair value as a percentage of net assets.

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Notes to Consolidated Financial Statements as of December 31, 2023

Note 1 — Organization

Runway Growth Finance Corp. (formerly known as Runway Growth Credit Fund Inc.) (the "Company"), is a Maryland corporation that was formed on August 31, 2015. On August 18, 2021, the Company changed its name to "Runway Growth Finance Corp." from "Runway Growth Credit Fund Inc." The Company is an externally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). In addition, the Company has elected to be treated, currently qualifies, and intends to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").

The Company was formed primarily to lend to, and selectively invest in, high growth-potential companies in technology, life sciences, healthcare information and services, business services, financial services, select consumer services and products in other high-growth industries in the United States. The Company’s investment objective is to maximize its total return to its stockholders primarily through current income on its loan portfolio, and secondarily through capital gain (loss) on its warrants and other equity positions. The Company’s investment activities are managed by its external investment adviser, Runway Growth Capital LLC ("RGC"). The Company’s administrator, Runway Administrator Services LLC (the "Administrator") is a wholly owned subsidiary of RGC and provides administrative services necessary for the Company to operate.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in conformity with U.S. Generally Accepted Accounting Principles ("U.S. GAAP") and pursuant to the requirements for reporting on Form 10‑K and Regulation S-X under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is an investment company following the specialized accounting and reporting guidance specified in the Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification ("ASC") Topic 946, Financial Services — Investment Companies.

Certain items in the December 31, 2022 and December 31, 2021 consolidated financial statements have been reclassified to conform to the December 31, 2023 presentation with no effect on the Total net assets on the Consolidated Statements of Assets and Liabilities, no effect on the Net increase (decrease) in net assets resulting from operations on the Consolidated Statements of Operations, and no effect to the Net increase (decrease) in cash and cash equivalents on the Consolidated Statements of Cash Flows.

Principles of Consolidation

Under ASC 946, the Company is precluded from consolidating portfolio company investments, including those in which it has a controlling interest, unless the portfolio company is another investment company. An exception to this general principle occurs if the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception. Therefore, the Company’s investment portfolio is carried on the Consolidated Statements of Assets and Liabilities at fair value, as discussed further in “Note 4 — Investments,” with any adjustments to fair value recognized as “Net unrealized gain (loss) on investments” on the Consolidated Statements of Operations.

Effective December 31, 2023, the Company completed a credit bid resulting in the acquisition of Pivot3, Inc.’s assets in consideration for the Company’s outstanding senior secured term loan to Pivot3, Inc. As of December 31, 2023, the cost basis of the senior secured term loan to Pivot3, Inc. was $18.0 million and the fair value of Pivot3, Inc.’s asset was $0.95 million, resulting in a realized loss of approximately $17.0 million. The public sale of the collateral included (1) all issued and outstanding equity interest of Pivot3, Inc. and (2) intangible assets. Pursuant to the credit bid purchase agreement, the Company directed that the Pivot3, Inc. pledged equity be transferred to P3 Holdco LLC (“P3 Holdco”), a wholly owned subsidiary of the Company, and the assets be contributed to Pivot3, Inc. (resulting in Pivot3, Inc. becoming a wholly-owned subsidiary of P3 Holdco).

The Company’s consolidated operations include the activities of its wholly owned subsidiary, P3 Holdco and P3 Holdco’s wholly owned subsidiary Pivot3, Inc. The subsidiaries are consolidated and included in the Company’s consolidated financial statements and the assets of Pivot3, Inc. are recorded at fair value. All intercompany balances and transactions have been eliminated. Refer to the Schedule of Investments for the Company’s equity interest in Pivot3, Inc. as of December 31, 2023.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of income and expense during the reporting period. Changes in the economic and regulatory environment, financial markets, the credit worthiness of our portfolio companies, and any other parameters used in determining these estimates and assumptions could cause actual results to differ from these estimates and assumptions.

Cash and Cash Equivalents

Cash consists solely of funds deposited with financial institutions, while cash equivalents consists of short-term liquid investments in money market funds. Cash and cash equivalents are carried at cost, which approximates fair value. As of December 31, 2023, the Company did not have any cash equivalents invested in money market funds. As of December 31, 2022, $5.6 million was invested in money market funds. Interest earned in money market funds are recorded in Other income on the Consolidated Statements of Operations.

Debt and Deferred Debt Costs

The debt of the Company is carried at amortized cost, which is comprised of the principal amount borrowed, net of unamortized debt issuance costs on the Consolidated Statements of Assets and Liabilities. Debt issuance costs are fees and other direct incremental costs incurred by the Company in relation to debt financing and are recognized as Unamortized deferred debt costs as a reduction to total debt on the Consolidated Statements of Assets and Liabilities and amortized over the life of the related debt instrument, or the life of the cost respective service if shorter, using the straight-line method, which closely approximates the effective yield method. To the extent there are no outstanding borrowings, the deferred debt costs are presented as an asset on the Consolidated Statements of Assets and Liabilities.

Amortization of deferred debt costs and interest expense on the outstanding principal balance are recorded in Interest and other deferred financing expenses on the Consolidated Statements of Operations. Accrued but unpaid interest is included within Interest payable on the Consolidated Statements of Assets and Liabilities. For more information, refer to “Note 7 – Borrowings.”

Segments

The Company lends to and invests in customers in various industries. The Company separately evaluates the performance of each of its lending and investment relationships. However, because each of these loan and investment relationships has similar business and economic characteristics, they have been aggregated into a single lending and investment segment. All applicable segment disclosures are included in or can be derived from the Company’s consolidated financial statements.

Investment Transactions and Related Investment Income

Security transactions, if any, are recorded on a trade-date basis. Realized gains or losses from the repayment or sale of investments are measured using the specific identification method. The amortized cost basis of investments represents the original cost adjusted for the accretion/amortization of discounts and premiums and upfront loan origination fees. The Company reports changes from the prior period in fair value of investments that are measured at fair value as a component of net change in unrealized gain (loss) on investments on the Consolidated Statements of Operations.

Dividend income is recorded on an accrual basis to the extent that such amounts are payable and expected to be collected. Dividend income is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Interest income, if any, adjusted for amortization of market premium and accretion of market discount, is recorded on an accrual basis to the extent that the Company expects to collect such amounts. Original issue discount (“OID”), principally representing the estimated fair value of detachable equity, warrants or contractual success fees obtained in conjunction with the Company’s debt investments, loan origination fees, end of term payments, and market discount or premium are capitalized and accreted or amortized into interest income over the life of the respective security using the effective interest method. Loan origination fees received in connection with the closing of investments are reported as unearned income, which is included as amortized cost of the investment; the unearned income from such fees is accreted into interest income over the contractual life of the loan based on the effective interest method. Upon prepayment of a debt investment, any unamortized loan origination fees, end-of-term payments, and unamortized market discounts are recorded as interest income and any prepayment penalties are recorded as fee income. Upon amending terms of an existing investment, any amendment fees charged are recorded as fee income.

The Company currently holds, and expects to hold in the future, some investments in its portfolio that contain payment-in-kind ("PIK") interest provisions. PIK interest is computed at the contractual rate specified in each loan agreement and is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount of income the Company is required to distribute to stockholders to maintain its qualification as a RIC for U.S. federal income tax purposes, even though the Company has not yet collected the cash. For the years ended December 31, 2023, December 31, 2022, and December 31, 2021, approximately 12.2%, 8.0%, and 4.2%, respectively, of the Company's total investment income was attributable to non-cash PIK interest.

Investments Denominated in Foreign Currency

At each balance sheet date, portfolio company investments denominated in foreign currencies are translated into U.S. dollars using the spot exchange rate on the last business day of the period. Purchases and sales of foreign portfolio company investments, and any income from such investments, are translated into U.S. dollars using the rates of exchange prevailing on the respective dates of such transactions. As of December 31, 2023, the Company held one investment denominated in a foreign currency. As of December 31, 2022, the Company did not hold any investments denominated in a foreign currency.

Although the fair values of foreign portfolio company investments and the fluctuation in such fair values are translated into U.S. dollars using the applicable foreign exchange rates described above, the Company does not isolate the portion of the change in fair value resulting from foreign currency exchange rates fluctuations from the change in fair value of the underlying investment. All fluctuations in fair value are included in Net change in unrealized gain (loss) on investments on the Company’s Consolidated Statements of Operations.

Non-Accrual of Investments

Debt investments are placed on non-accrual status when principal, interest, and other obligations become materially past due or when it is probable that principal, interest, or other obligations will not be collected in full. At the point of non-accrual, the Company will cease recognizing interest income on the debt investment until all principal and interest due have been paid or the Company believes the borrower has demonstrated the ability to repay its current and future contractual obligations. Additionally, any OID associated with the debt investment is no longer accreted to interest income as of the date the loan is placed on non-accrual status. Any payments received on non-accrual loans are first applied to principal prior to recovery of any foregone interest or end of term payment fees. Non-accrual loans are restored to accrual status when past due principal or interest are paid, and, in management’s judgment are likely to remain current. The Company may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection such that the Company will be made whole on the investment, inclusive of interest and end of term payment fees.

During the years ended December 31, 2023 and December 31, 2022, the Company had not written off any accrued interest. As of December 31, 2023, we had no loans on non-accrual status as our single loan to Pivot3, Inc. was realized. For more information, refer to "Note 2 — Summary of Significant Accounting Policies, Principles of Consolidation." As of December 31, 2022, the Company had one loan to Pivot3, Inc. on non-accrual status. The loan, with a cost basis of $19.2 million and a fair value of $9.3 million represents 0.8% of the Company’s total investment portfolio. From being placed on non-accrual status through December 31, 2022, cumulative interest of $3.6 million would be receivable and $0.3 million OID would be accreted into the cost basis, for a total of $3.9 million not recorded in interest income from control investments on the Statement of Operations. As of December 31, 2021, the Company had six loans to Mojix, Inc. and one loan to Pivot3, Inc., on non-accrual status. The loans, with an aggregate cost basis of $30.3 million and a fair value of $28.3 million, represents 3.9% of the Company’s total investment portfolio. From being placed on non-accrual status through December 31, 2021, cumulative interest of $4.1 million would be receivable and $0.7 million OID would be accreted into the cost basis, for a total of $4.8 million not recorded in interest income from control investments on the Statement of Operations.

Fair Value Measurements

The Company measures the value of its financial instruments at fair value in accordance with ASC Topic 820, Fair Value Measurements and Disclosure (“ASC Topic 820”), issued by the FASB. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. With the exception of the Company’s borrowings, which are reported at amortized cost, all assets and liabilities approximate fair value on the Statements of Assets and Liabilities. For more information on financial instruments reported at cost, refer to "Note 5 – Fair Value of Financial Instruments."

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

Under ASC Topic 820, the fair value measurement also assumes that the transaction to sell an asset or liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset, which may be a hypothetical market, and excludes transaction costs. The principal market for any asset or liability is the market with the greatest volume and level of activity for such asset in which the reporting entity would or could sell or transfer the asset or liability. In determining the principal market for an asset or liability under ASC Topic 820, it is assumed that the reporting entity has access to such market as of the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable and willing and able to transact.

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
•
At least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm. Certain investments, however, may not be evaluated annually by an independent valuation firm if the net asset value and other aspects of such investments in the aggregate do not exceed certain thresholds;
•
The Audit Committee then reviews these preliminary valuations from RGC and the independent valuation firm, if any, and makes a recommendation to the Company's Board of Directors regarding such valuations; and
•
The Company’s Board of Directors reviews the recommended preliminary valuations and determines the fair value of each investment in the Company’s portfolio, in good faith, based on the input of RGC, the independent valuation firm(s) and the Audit Committee.

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

Investments are recognized when the Company assumes an obligation to acquire a financial instrument and assumes the risks for gains or losses related to that instrument. Investments are derecognized when the Company assumes an obligation to sell a financial instrument and foregoes the risks for gains or losses related to that instrument. Specifically, the Company records all security transactions on a trade date basis. Investments in other, non-security financial instruments, such as limited partnerships or private companies, are recorded on the basis of subscription date or redemption date, as applicable. Amounts for investments recognized or derecognized but not yet settled will be reported on the Consolidated Statements of Assets and Liabilities.

Income Taxes

The Company elected to be treated as a RIC under Subchapter M of the Code beginning with its taxable year ended December 31, 2016, currently qualifies as a RIC, and intends to qualify annually for the tax treatment applicable to RICs. A RIC generally is not subject to U.S. federal income taxes on distributed income and gains so long as it meets certain source-of-income and asset diversification requirements and it distributes at least 90% of its net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any, to its stockholders. So long as the Company maintains its status as a RIC, it generally will not be subject to U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company. The Company intends to make sufficient distributions to maintain its RIC status each year and it does not anticipate paying any material U.S. federal income taxes in the future.

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

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted-average number of common shares outstanding for the period presented. For the years ended December 31, 2023, 2022, and 2021, basic and diluted earnings (loss) per share of common stock were the same because there were no potentially dilutive securities outstanding. Per share data is based on the weighted-average shares outstanding.

Comprehensive Income

The Company reports all changes in comprehensive income in the Consolidated Statements of Operations. The Company did not have other comprehensive income in 2023, 2022, or 2021. The Company’s comprehensive income is equal to its Net increase in net assets resulting from operations.

Distributions

Distributions to common stockholders are recorded on the applicable record date. The amount, if any, to be distributed to common stockholders is determined by the Board of Directors each quarter and is generally based upon the Company’s earnings estimated by management. Net realized capital gains, if any, are generally distributed at least annually. For more information, refer to "Note 9 – Net Assets."

Organization and Offering Costs

Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services and other fees pertaining to the Company's organization, all of which are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s public and private offering materials as well as travel-related expenses related to the Company’s public and private offerings. Pursuant to the Advisory Agreement (as defined in "Note 3 – Related Party Agreements and Transactions"), the Company and RGC agreed that organization and offering costs incurred in connection with the Initial Private Offering (as defined in "Note 9 – Net Assets") would be borne by the Company up to a maximum amount of $1.0 million, provided that the amount of such costs in excess of $1.0 million would be paid by RGC. As of December 31, 2016, the Company had already incurred the maximum amount of $1.0 million in organization and offering costs incurred in connection with the Initial Private Offering.

Offering costs related to the Second Private Offering (as defined in "Note 9 – Net Assets") were accumulated and charged to additional paid in capital at the time of closing beginning in 2019. These offering costs related to the Second Private Offering were subject to a cap of $0.6 million, excluding placement agent fees which had no cap, of which the Company will bear the cost. At the completion of the Second Private Offering, the Company had accumulated and recorded $0.7 million in offering costs and $0.2 million in placement agent fees related to the Second Private Offering. Under the terms of the Second Private Offering, offering costs in excess of $0.6 million, excluding placement agent fees, were reimbursed by RGC.

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

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. ASU No. 2023-07 requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The ASU requires all annual disclosures currently required by Topic 280 to be included in interim periods and is applicable to entities with a single reportable segment. ASU No. 2023-07 will be effective for the Company in fiscal year 2024 for annual reporting and in the first quarter of fiscal 2025 for interim reporting. Retrospective application is required for all prior periods presented in the consolidated financial statements. The Company does not anticipate the new standard will have a material impact to the consolidated financial statements and related disclosures.

Note 3 — Related Party Agreements and Transactions

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

For the year ended December 31, 2023, RGC earned base management fees at a rate of 1.50% per annum, amounting to $16.7 million For the years ended December 31, 2022 and 2021, RGC earned base management fees at a rate of 1.60% per annum, amounting to $11.9 million and $9.0 million, respectively.

Incentive Fee

The incentive fee, which provides RGC with a share of the income that RGC generates for the Company, consists of an investment-income component and a capital-gains component, which are largely independent of each other, with the result that one component may be payable even if the other is not.

Under the investment-income component (the “Income Incentive Fee”), the Company pays RGC each quarter an incentive fee with respect to the Company’s pre-incentive fee net investment income ("Pre-Incentive Fee NII"). The Income Incentive Fee is calculated and payable quarterly in arrears based on the Pre-Incentive Fee NII for the immediately preceding fiscal quarter. Payments based on Pre-Incentive Fee NII will be based on the Pre-Incentive Fee NII earned for the quarter. For this purpose, Pre-Incentive Fee NII means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial and consulting fees or other fees that the Company receives from portfolio companies) that the Company accrues during the fiscal quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the amended and restated administration were deferred incentive fees payable, both of which are included in incentive fees payable on the Consolidated Statements of Assets and Liabilities agreement with the Administrator (the “Administration Agreement”), and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee NII includes, in the case of investments with a deferred interest feature (such as OID accretion, debt instruments with pay in kind interest and zero coupon securities), accrued income the Company has not yet received in cash; provided, however, that the portion of the Income Incentive Fee attributable to deferred interest features will be paid, only if and to the extent received in cash, and any accrual thereof will be reversed if and to the extent such interest is reversed in connection with any write off or similar treatment of the investment giving rise to any deferred interest accrual, applied in each case in the order such interest was accrued. Such subsequent payments in respect of previously accrued income will not reduce the amounts payable for any quarter pursuant to the calculation of the Income Incentive Fee described above. Pre-Incentive Fee NII does not include any realized or unrealized capital gains (losses).

Pre-Incentive Fee NII, expressed as a rate of return on the value of the Company’s net assets (defined as total assets less liabilities) at the end of the immediately preceding fiscal quarter, will be compared to a “hurdle rate” of 2.0% per quarter (8.0% annualized). The Company pays RGC an Income Incentive Fee with respect to the Company’s Pre-Incentive Fee NII in each calendar quarter as follows: (1) no Income Incentive Fee in any calendar quarter in which the Company’s Pre-Incentive Fee NII does not exceed the hurdle rate of 2.0%; (2) 80% of the Company’s Pre-Incentive Fee NII with respect to that portion of such Pre-Incentive Fee NII, if any, that exceeds the hurdle rate but is less than 2.667% in any calendar quarter (10.668% annualized) (the portion of the Company’s Pre-Incentive Fee NII that exceeds the hurdle but is less than 2.667% is referred to as the “catch-up”; the “catch-up” is meant to provide RGC with 20.0% of the Company’s Pre-Incentive Fee NII as if a hurdle did not apply if the Company’s Pre-Incentive Fee NII exceeds 2.667% in any calendar quarter (10.668% annualized)); and (3) 20.0% of the amount of the Company’s Pre-Incentive Fee NII, if any, that exceeds 2.667% in any calendar quarter (10.668% annualized) payable to RGC (once the hurdle is reached and the catch-up is achieved, 20.0% of all Pre-Incentive Fee NII thereafter is allocated to RGC).

Until the consummation of a Spin-Off transaction (defined below), in the event that (a) the sum of the Company’s cumulative net realized losses since the date of the Company’s election to be regulated as a BDC exceeded 2.0% of the total non-control/non-affiliate investments made by the Company since the date of the Company’s election to be regulated as a BDC through the end of the quarter and (b) the Pre-Incentive Fee NII adjusted to include any realized capital gains and losses (“Adjusted Pre-Incentive Fee NII”), expressed as an annualized rate of return on the value of the Company’s average daily net assets (defined as total assets less liabilities), since the Company’s election to be regulated as a BDC through the end of the quarter was less than 10.0%, no Income Incentive Fee would be payable for such quarter until the first subsequent quarter in which either (x) the sum of the Company’s cumulative net realized losses since the date of the Company’s election to be regulated as a BDC was equal to or less than 2.0% of the total non-control/non-affiliate investments made by the Company since the date of the Company’s election to be regulated as a BDC through the end of such subsequent quarter or (y) the Adjusted Pre-Incentive Fee NII, expressed as an annualized rate of return on the value of the Company’s average daily net assets (defined as total assets less liabilities), since the Company’s election to be regulated as a BDC through the of the end of the quarter equals or exceeds 10.0%; provided, however, that in no event would any Income Incentive Fee be payable for any prior quarter after the three-year anniversary of the end of such quarter. For purposes of the Advisory Agreement, a “Spin-Off transaction” includes either a transaction whereby (a) the Company offers its stockholders the option to elect to either (i) retain their ownership of shares of the Company’s common stock, or (ii) exchange their shares of the Company’s common stock for shares of common stock in a newly formed entity (the “Public Fund”) that will elect to be regulated as a BDC under the 1940 Act and treated as a RIC under Subchapter M of the Code (the “Public Fund Spin Off”); or (b) the Company completes a listing of the Company’s securities on any securities exchange (an “Exchange Listing”).

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

For the year ended December 31, 2023, RGC earned incentive fees of $19.0 million, $14.1 million of which was payable in cash, and $4.9 million was accrued and generated from deferred interest. For the year ended December 31, 2022, RGC earned incentive fees of $13.2 million, $11.0 million of which were payable in cash, and $2.2 million were accrued and generated from deferred interest. For the year ended December 31, 2021, RGC earned incentive fees of $9.2 million, $7.4 million of which was payable in cash, and $1.8 million were accrued and generated from deferred interest. All incentive fees accrued and generated from deferred interest (i.e., PIK and certain discount accretion) are not payable until receipt of respective cash by the Company. As of December 31, 2023, $3.3 million were payable in cash and $9.2 million were deferred incentive fees payable, both of which are included in incentive fees payable on the Consolidated Statements of Assets and Liabilities. As of December 31, 2022, $3.8 million of incentive fees payable were payable in cash, and $5.0 million were deferred incentive fees payable, both of which are included in incentive fees payable on the Consolidated Statements of Assets and Liabilities.

The capital gains incentive fee consists of fees related to realized gains and losses and unrealized capital losses. With respect to the incentive fee expense accrual related to the capital gains incentive fee, U.S. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized gains in the calculation, as a capital gains incentive fee would be payable if such unrealized gains were realized even though such unrealized gains are not permitted to be considered in calculating the fee actually payable under the Advisory Agreement. As of each of December 31, 2023 and December 31, 2022, there was no capital gains incentive fee accrued, earned or payable to RGC under the Advisory Agreement.

Spin-Off Incentive Fee

The Income Incentive Fee will be payable in connection with a Public Fund Spin-Off as follows. The Income Incentive Fee will be calculated as of the date of the completion of each Public Fund Spin-Off and will equal the amount of Income Incentive Fee that would be payable to RGC if (1) all of the Company’s investments were liquidated for their current value and any unamortized deferred portfolio investment-related fees would be deemed accelerated, (2) the proceeds from such liquidation were used to pay all of the Company’s outstanding liabilities, and (3) the remainder were distributed to the Company’s stockholders and paid as incentive fee in accordance with the Income Incentive Fee described in clauses (1) and (2) above for determining the amount of the Income Incentive Fee; provided, however, that in no event will the Income Incentive Fee paid in connection with the completion of the Public Fund Spin-Off (x) include the portion of the Income Incentive Fee attributable to deferred interest features of a particular investment that is not transferred pursuant to the Public Fund Spin-Off until such time as the deferred interest is received in cash, or (y) exceed 20.0% of the Company’s Pre-Incentive Fee NII accrued by the Company for the fiscal quarter as of the date of the completion of the Public-Fund Spin-Off. The Company will make the payment of the Income Incentive Fee paid in connection with the completion of the Public Fund Spin-Off in cash on or immediately following the date of the completion of the Public-Fund Spin-Off. After the Public Fund Spin-Off, all calculations relating to the incentive fee payable will be made beginning on the day immediately following the completion of the Public Fund Spin-Off without taking into account the exchanged shares of the Company’s common stock (or contributions, distributions or proceeds relating thereto).

The Capital Gains Fee will be payable in respect of the exchanged shares of the Company’s common stock in connection with the Public Fund Spin-Off and will be calculated as of the date of the completion of the Public Fund Spin-Off as if such date were a calendar year-end for purposes of calculating and paying the Capital Gains Fee.

No Income Incentive Fee or Capital Gains Fee will be payable in connection with the Public Fund Spin-Off unless, on the date of the completion of the Public Fund Spin-Off, the sum of the Company’s (i) Pre-Incentive Fee NII and (ii) realized capital gains less realized capital losses and unrealized capital losses from the date of the Company’s election to be regulated as a BDC through, and including, the date of the completion of the Public Fund Spin-Off, is greater than 8.0% of the cumulative net investments made by the Company since the Company’s election to be regulated as a BDC.

Administration Agreement

The Company reimburses the Administrator for the allocable portion of overhead expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including furnishing the Company with office facilities, equipment and clerical, bookkeeping and recordkeeping services at such facilities, as well as providing other administrative services. In addition, the Company reimburses the Administrator for the fees and expenses associated with performing compliance functions, and the Company’s allocable portion of the compensation of the Company’s Chief Financial Officer, Chief Compliance Officer and any administrative support staff, as well as any expenses paid by the Administrator on the Company's behalf.

For the year ended December 31, 2023, the Company incurred $2.1 million of Administration Agreement expenses, of which $0.8 million was payable to a third-party service provider and $1.3 million was overhead allocation expense. As of December 31, 2023, the Company had accrued a net payable to the Administrator of $0.4 million and a payable to the third-party administrator of $0.2 million, which are included in Accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities. For the year ended December 31, 2022, the Company incurred $1.8 million of Administration Agreement expenses, of which $0.8 million was payable to a third-party service provider and $1.0 million was overhead allocation expense. As of December 31, 2022, the Company had accrued a net payable to the Administrator of $0.4 million and a payable to the third-party administrator of $0.2 million, which are included in Accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities. For the year ended December 31, 2021, the Company incurred $1.6 million of Administration Agreement expenses, of which $0.7 million was payable to a third-party service provider and $0.9 million was overhead allocation expense. As of December 31, 2021, the Company had accrued a net payable to the Administrator of $0.2 million and a payable to the third-party administrator of $0.3 million, which are included in Accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities.

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

Strategic Relationship

In December 2016, the Company and RGC entered into a strategic relationship with Oaktree Capital Management, L.P (“Oaktree”). In connection with the strategic relationship, OCM Growth Holdings ("OCM Growth") purchased an aggregate of 14,571,334 shares of the Company's common stock for an aggregate purchase price of $219.3 million in the Company's Initial Private Offering and Second Private Offering. Oaktree Opportunities Fund Xb Holdings (Delaware), L.P. ("Oaktree Opportunities") purchased 24,100 shares of the Company common stock in secondary transactions in 2020 and 2022. As of December 31, 2023, OCM Growth and Oaktree Opportunities Fund Xb Holdings (Delaware), L.P. (together with OCM Growth, the “OCM Holders”), each an affiliate of Oaktree, own 16,473,290 shares and 18,878 shares of our common stock, respectively, or 40.7% of the Company's outstanding shares. Pursuant to an irrevocable proxy, certain shares held by OCM Growth must be voted in the same proportion that the Company's other stockholders vote their shares. Of the 16,492,168 shares of Company’s common stock owned by the OCM Holders, 15,588,549 shares, or approximately 38.5% of the Company’s outstanding shares, are subject to this proxy voting arrangement.

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

Note 4 — Investments

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

The Company’s affiliate and control investments as of December 31, 2023 along with the transactions during the year ended December 31, 2023 are as follows (in thousands):

			For the Year Ended December 31, 2023
			Investment Income Earned 2023	Fair Value as of December 31, 2022	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Gain (Loss)	Fair Value as of December 31, 2023(3)
Portfolio Company	Investment Type	Investment Description
Affiliate Investments
Debt Investments
Gynesonics, Inc.	Senior Secured	SOFR+8.75%, 8.00% ceiling, 5.00% ETP, due 11/30/2026	$2,105	$—	$25,897	$—	$—	$(2,311)	$23,586
Total Debt Investments			2,105	—	25,897	—	—	(2,311)	23,586

Equity Investments
Coginiti Corp	Equity	Common Stock	—	1,174	—	—	—	(318)	856
Gynesonics, Inc.	Equity	Series A-2 Preferred Stock	—	—	25,000	—	—	(3,539)	21,461
	Equity	Series A-1 Preferred Stock	—	—	3,100	—	—	1,477	4,577
Total Equity Investments			—	1,174	28,100	—	—	(2,380)	26,894
Warrants
Coginiti Corp	Warrants	Common Stock	—	910	—	—	—	(247)	663
Gynesonics, Inc.	Warrants	Success fee	—	—	313	—	—	—	313
Total Warrants			—	910	313	—	—	(247)	976
Total Affiliate Investments			$2,105	$2,084	$54,310	$—	$—	$(4,938)	$51,456
Control Investments
Debt Investments
Pivot3, Inc.	Senior Secured	LIBOR+8.50% PIK, 11.00% floor, 4.00% ETP, due 10/15/2023	—	9,290	—	(2,158)	(17,014)	9,882	—
Total Debt Investments			—	9,290	—	(2,158)	(17,014)	9,882	—

Equity Investments
Pivot3, Inc.	Equity	Equity Interest	—	—	950	—	—	—	950
Total Equity Investments			—	—	950	—	—	—	950
Total Control Investments			$—	$9,290	$950	$(2,158)	$(17,014)	$9,882	$950

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
(3)
All investments in the portfolio companies, which as of December 31, 2023 represented 9.58% of the Company’s net assets, may be deemed to be restricted securities under the Securities Act, and were valued at fair value as determined in good faith by the Company’s Board of Directors.

The Company’s affiliate and control investments as of December 31, 2022 along with the transactions during the year ended December 31, 2022 are as follows (in thousands):

			For the Year Ended December 31, 2022
		Amount of Investment Income Earned 2022	Fair Value as of December 31, 2021	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Gain (Loss)	Fair Value as of December 31, 2022(3)
Portfolio Company	Investment Description
Affiliate Investments
Debt Investments
Coginiti Corp	LIBOR+9.50% PIK, 10.81% floor, due 12/15/2022	$109	$—	$930	$(930)	$—	$—	$—
Total Debt Investments		109	—	930	(930)	—	—	—
Equity Investments
Coginiti Corp	Common Stock	—	—	4,551	—	—	(3,377)	1,174
Total Equity Investments		—	—	4,551	—	—	(3,377)	1,174
Warrants
Coginiti Corp	Warrant for Common Stock, exercise price $0.01/share, expires 3/9/2030	—	—	1,009	—	—	(99)	910
Total Warrants		—	—	1,009	—	—	(99)	910
Total Affiliate Investments		$109	$—	$6,490	$(930)	$—	$(3,476)	$2,084
Control Investments
Debt Investments
Mojix, Inc.	LIBOR+12.00% , 12.00% cash cap, 5% ETP, due 1/15/2025	$2,287	$7,568	$1,987	$(8,489)	$—	$(1,066)	$—
	LIBOR+12.00% , 12.00% cash cap, 5% ETP, due 1/15/2025	744	2,523	647	(2,818)	—	(352)	—
	LIBOR+12.00% , 12.00% cash cap, 5% ETP, due 1/15/2025	184	630	160	(704)	—	(86)	—
	LIBOR+12.00% , 12.00% cash cap, 5% ETP, due 1/15/2025	185	629	161	(703)	—	(87)	—
	LIBOR+12.00% , 12.00% cash cap, 5% ETP, due 1/15/2025	374	1,253	327	(1,400)	—	(180)	—
	LIBOR+12.00% , 12.00% cash cap, 5% ETP, due 1/15/2025	291	1,008	266	(1,090)	—	(184)	—
Pivot3, Inc.	LIBOR+8.50% PIK, 11.00% floor, due 11/15/2022	—	14,650	—	—	—	(5,360)	9,290
Total Debt Investments		4,065	28,261	3,548	(15,204)	—	(7,315)	9,290
Equity Investments
Mojix, Inc.	Series A-1 Preferred Stock	32	870	—	(800)	—	(70)	—
Pivot3 Holdings, Inc.	Series 1 Preferred Stock	—	—	—	—	(2,000)	2,000	—
Total Equity Investments		32	870	—	(800)	(2,000)	1,930	—
Warrants
Mojix, Inc.	Warrant for Common Stock, exercise price $1.286/share, expires 12/13/2030	—	—	—	(119)	—	119	—
	Warrant for Common Stock, exercise price $2.1286/share, expires 12/13/2030	—	—	—	(298)	—	298	—
	Warrant for Common Stock, exercise price $5.57338/share, expires 12/13/2030	—	—	—	(829)	—	829	—
Total Warrants		—	—	—	(1,246)	—	1,246	—
Total Control Investments		$4,097	$29,131	$3,548	$(17,250)	$(2,000)	$(4,139)	$9,290

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

Portfolio Composition

The following tables show the fair value of the Company's portfolio of investment, excluding U.S. Treasury Bills (in thousands) by geographic region and industry as of December 31, 2023 and December 31, 2022:

	December 31, 2023		December 31, 2022
Geographic Region	Investments at Fair Value	Percentage of Net Assets	Investments at Fair Value	Percentage of Net Assets
United States
Western United States	$404,541	73.94%	$346,372	60.13%
Northeastern United States	239,444	43.77	351,654	61.04
Midwestern United States	130,784	23.91	74,745	12.98
South Central United States	87,814	16.05	85,000	14.76
Northwestern United States	25,514	4.66	72,615	12.61
Southeastern United States	820	0.15	74,797	12.98
Total United States	888,917	162.48	1,005,183	174.50

United Kingdom	76,839	14.05	60,783	10.55
Germany	44,587	8.15	46,499	8.07
Canada	14,667	2.68	13,844	2.40
Total	$1,025,010	187.36%	$1,126,309	195.52%

	December 31, 2023		December 31, 2022
Industry	Investments at Fair Value	Percentage of Net Assets	Investments at Fair Value	Percentage of Net Assets
Application Software	$200,645	36.67%	184,084	31.96%
Health Care Technology	182,200	33.30	240,844	41.81
Human Resource & Employment Services	114,602	20.95	97,788	16.98
System Software	113,517	20.74	78,274	13.58
Data Processing & Outsourced Services	106,785	19.52	97,404	16.91
Internet Software and Services	98,462	18.00	149,780	26.00
Property & Casualty Insurance	75,205	13.75	49,440	8.58
Internet & Direct Marketing Retail	55,588	10.16	55,986	9.72
Electronic Equipment & Instruments	27,535	5.04	78,114	13.56
Education Services	25,796	4.72	25,305	4.39
Health Care Equipment	15,524	2.83	27,433	4.76
Asset Management & Custody Banks	8,021	1.47	-	-
Technology Hardware, Storage & Peripherals	570	0.10	1,068	0.19
Specialized Consumer Services	373	0.07	796	0.14
Advertising	136	0.03	-	-
Biotechnology	51	0.01	39,925	6.93
Computer & Electronics Retail	-	-	68	0.01
Total	$1,025,010	187.36%	$1,126,309	195.52%

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

Warrants provide exposure and potential gains upon equity gains of the portfolio company’s equity value. A warrant has a limited life and expires on a certain date. As a warrant’s expiration date approaches, the time value of the warrant will decline. In addition, if the stock underlying the warrant declines in price, the intrinsic value of an “in the money” warrant will decline. Further, if the price of the stock underlying the warrant does not exceed the strike price of the warrant on the expiration date, the warrant will expire worthless. As a result, there is the potential for the entire value of an investment in a warrant to be lost. The Company’s volume of warrant investment activity is closely correlated to its primary senior secured loans to portfolio companies. For the year ended December 31, 2023, the Company had net realized gain (loss) of $(1.4) million and a net unrealized gain (loss) of $(5.2) million from its investments in warrants. For the year ended December 31, 2022, the Company had net realized gain (loss) of $(0.9) million and a net unrealized gain (loss) of $(2.3) million from its investments in warrants. For the year ended December 31, 2021, the Company had net realized gain (loss) of

$0.8 million and a net unrealized gain (loss) of $2.8 million from its investments in warrants. Realized gains (losses) from warrants are included in the respective control, affiliate, or non-control/non-affiliate Net realized gain (loss) on investments on the Statement of Operations. Net change in unrealized gain (loss) from investments in warrants is included in the respective control, affiliate, or non-control/non-affiliate Net change in unrealized gain (loss) on investments on the Statement of Operations.

Counterparty risk exists from the potential failure of an issuer of warrants to settle its exercised warrants. The maximum risk of loss from counterparty risk is the fair value of the contracts and the purchase price of the warrants. The Company’s Board of Directors considers the effects of counterparty risk when determining the fair value of its investments in warrants.
Note 5 — Fair Value of Financial Instruments

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820. Refer to "Note 2 — Summary of Significant Accounting Policies" for a discussion of the Company’s policies.

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of December 31, 2023 and 2022, (in thousands):

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Term Loans	$—	$—	$964,099	$964,099
Second Lien Term Loans	—	—	14,399	14,399
Convertible Note	—	—	1,357	1,357
Preferred Stock	3,553	—	26,285	29,838
Common Stock	548	—	872	1,420
Equity Interest	—	—	950	950
Warrants	—	109	12,838	12,947
Total Portfolio Investments	4,101	109	1,020,800	1,025,010
U.S. Treasury Bill	—	41,999	—	41,999
Total	$4,101	$42,108	$1,020,800	$1,067,009

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Term Loans	$—	$—	$1,080,121	$1,080,121
Second Lien Term Loans	—	—	13,654	13,654
Preferred Stock	12,335	—	347	12,682
Common Stock	501	1,422	1,174	3,097
Warrants	—	105	16,650	16,755
Total Portfolio Investments	12,836	1,527	1,111,946	1,126,309
Cash equivalents	5,590	—	—	5,590
Total	$18,426	$1,527	$1,111,946	$1,131,899

The Company transfers investments in and out of Levels 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the period ended December 31, 2023, and December 31, 2022, the Company had common stock investments with restrictions lifted, resulting in an asset transfer out of Level 2 and into Level 1 at the fair value of $1.4 million and $5.4 million, respectively. During the period ended December 31, 2023, the Company had warrant investments in a portfolio company that went public, resulting in asset transfers out of Level 3 and into Level 2 at the fair value of $0.9 million. During the period ended December 31, 2022, the Company had warrant investments converted to common stock investments, resulting in asset transfers out of Level 3 and into Level 2 at the fair value of $2.2 million.

The following table presents a rollforward of Level 3 assets measured at fair value as of December 31, 2023 (in thousands):

	Senior Secured Term Loans	Second Lien Term Loans	Convertible Notes	Preferred Stock	Common Stock	Equity Interest	Warrants	Total
Fair value at December 31, 2022	$1,080,121	13,654	$—	$347	$1,174	$—	$16,650	$1,111,946
Transfers in(out) of Level 3	—	—	—	—	—	—	(891)	(891)
Purchases of investments(1)	166,660	—	1,357	28,220	16	950	2,851	200,054
PIK interest	19,413	511	—	—	—	—	—	19,924
Sales or prepayments of investments(1)	(289,034)	—	—	—	—	—	(44)	(289,078)
Scheduled principal repayments of investments	(7,331)	—	—	—	—	—	—	(7,331)
Amortization of fixed income premiums or accretion of discounts	8,527	114	—	—	—	—	—	8,641
Net realized gain (loss)	(17,013)	—	—	—	—	—	(1,374)	(18,387)
Net change in unrealized gain (loss)	2,756	120	—	(2,282)	(318)	—	(4,354)	(4,078)
Fair value at December 31, 2023	$964,099	14,399	$1,357	$26,285	872	950	12,838	$1,020,800
Net change in unrealized gain (loss) on Level 3 investments still held as of December 31, 2023	$(7,746)	121	—	(2,282)	(317)	—	(5,893)	$(16,117)

(1)
Net of reorganization and restructuring of investments.

The following table presents a rollforward of Level 3 assets measured at fair value as of December 31, 2022 (in thousands):

	Senior Secured Term Loans	Second Lien Term Loans	Preferred Stock	Common Stock	Warrants	Total
Fair value at December 31, 2021	$623,054	$12,873	$1,332	$—	$20,087	$657,346
Transfers in(out) of Level 3	—	—	—	—	(2,239)	(2,239)
Purchases of investments(1)	614,636	—	—	4,551	3,404	622,591
PIK interest	7,994	661	—	—	—	8,655
Sales or prepayments of investments	(151,905)	—	(800)	—	(1,508)	(154,213)
Scheduled repayments of investments	(9,754)	—	—	—	—	(9,754)
Amortization of fixed income premiums or accretion of discounts	6,743	120	—	—	—	6,863
Net realized gain (loss)	—	—	(2,000)	—	(851)	(2,851)
Net change in unrealized gain (loss)	(10,647)	—	1,815	(3,377)	(2,243)	(14,452)
Fair Value at December 31, 2022	$1,080,121	$13,654	$347	$1,174	$16,650	$1,111,946
Net change in unrealized gain (loss) on Level 3 investments still held as of December 31, 2022	$(9,752)	$—	$(115)	$(3,377)	$(4,889)	$(18,133)

(1)
Net of reorganization and restructuring of investments.

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2023 (in thousands):

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Senior Secured Term Loans(1)	$904,739	Discounted Cash Flow analysis	Discount rate	10.8% - 22.2% (15.0%)
			Origination yield	10.8% - 19.9% (13.6%)
			Revenue multiples	0.29x - 7.49x (3.66x)
	59,360	PWERM	Discount rate	20.3% - 46.5% (28.8%)
			Origination yield	10.8% - 29.7% (17.3%)
			Revenue multiples	0.95x - 3.16x (1.89x)
Second Lien Term Loans(1)	14,399	Discounted Cash Flow analysis	Discount rate	16.1% - 16.1% (16.1%)
			Origination yield	13.1% - 13.1% (13.1%)
Convertible Notes	1,357	PWERM	Discount rate	45.0% - 45.0% (45.0%)
			Origination yield	10.8% - 10.8% (10.8%)
Preferred Stock	120	Recent private market and merger and acquisition transaction prices	N/A	N/A
	26,038	PWERM	Risk-Free Rate	4.7% - 4.7% (4.7%)
			Average industry volatility	40.0% - 40.0% (40.0%)
			Estimated time to exit	2.0 - 2.0 (2.0 years)
			Revenue multiples	4.46x - 4.46x (4.46x)
	127	Waterfall Approach	Estimated time to exit	3.0 - 3.0 (3.0 years)
			Revenue multiples	4.00x - 4.00x (4.00x)
Common Stock	16	Recent private market and merger and acquisition transaction prices	N/A	N/A
	856	Option Pricing Model	Risk-free interest rate	4.3% - 4.3% (4.3%)
			Average industry volatility	35.0% - 35.0% (35.0%)
			Estimated time to exit	5.0 - 5.0 (5.0 years)
			Revenue multiples	3.28x - 3.28x (3.28x)
Equity Interest	950	PWERM	Discount rate	20.0% - 20.0% (20.0%)
Warrants(2)	7,075	Option Pricing Model	Risk-free interest rate	3.8% - 5.3% (4.5%)
			Average industry volatility	25.0% - 108.8% (45.4%)
			Estimated time to exit	0.8 - 8.2 (3.1 years)
			Revenue multiples	0.95x - 7.49x (3.95x)
	3,912	PWERM (3)	N/A	N/A
	1,851	Waterfall Approach	Estimated time to exit	3.0 - 3.0 (3.0 years)
			Revenue multiples	2.58x - 4.00x (3.39x)
Total Level 3 Investments	$1,020,800

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2022 (in thousands):

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Senior Secured Term Loans(1)	$1,053,748	Discounted Cash Flow analysis	Discount rate	11.1% - 28.0% (15.2%)
			Origination yield	10.5% - 19.3% (12.9%)
	26,373	PWERM	Discount rate	27.4% - 37.4% (30.9%)
Second Lien Term Loans(1)	13,654	Discounted Cash Flow analysis	Discount rate	16.1% - 16.1% (16.1%)
			Origination yield	12.2% - 12.2% (12.2%)
Preferred Stock	347	Recent private market and merger and acquisition transaction prices	N/A	N/A
Common Stock	1,174	Recent private market and merger and acquisition transaction prices	N/A	N/A
Warrants(2)	10,246	Option Pricing Model	Risk-free interest rate	2.7% - 4.9% (4.3%)
			Average industry volatility	25.0% - 98.4% (49.0%)
			Estimated time to exit	0.5 - 5.0 (2.2 years)
			Revenue multiples	1.16x - 88.63x (5.47x)
	6,404	PWERM (3)	Discount rate	20.0% - 40.0% (34.6%)
			Revenue multiples	2.35x - 199.38x (13.10x)
Total Level 3 Investments	$1,111,946

(1)
The significant unobservable inputs used in the fair value measurement of the Company’s debt securities are origination yields and discount rates. The origination yield is defined as the initial market price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The discount rate is related to company-specific characteristics such as underlying investment performance, projected cash flows, and other characteristics of the investment. Significant increases or decreases in the inputs in isolation may result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. However, a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase or decrease in the unobservable inputs.
(2)
The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are inputs used in the OPM, which include industry volatility, risk free interest rate and estimated time to exit. The Equity Allocation model and the Black Scholes model were the main OPMs used during the years ended December 31, 2023 and December 31, 2022. Probability Weighted Expected Return Models (“PWERM”) and other techniques were used as determined appropriate. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. However, a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase (decrease) in the unobservable inputs. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.
(3)
Warrant investments using a PWERM valuation technique contain success fees, in which case the inputs are not applicable because the nature of a success fee is a fixed payout dependent on certain liquidation events.

Fair Value of Financial Instruments Reported at Cost

The fair value of the Company’s Credit Facility, April 2026 Notes, July 2027 Notes, August 2027 Notes, and December 2027 Notes (as defined in "Note 7 – Borrowings") is estimated using the relative market yield approach. The fair value of the Company's Credit Facility, December 2026 Notes and August 2027 Notes are estimated using Level 3 inputs by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date. The fair value of the Company's July 2027 Notes and December 2027 Notes is based on vendor pricing received by the Company, which is considered a Level 2 input, and reflects the market close price of the notes traded on the Nasdaq Global Select Market LLC under the symbol "RWAYL" and "RWAYZ", respectively.

As of both December 31, 2023, and December 31, 2022, the carrying values of the Credit Facility, April 2026 Notes, July 2027 Notes, August 2027 Notes, and December 2027 Notes approximate fair value. As of December 31, 2023, the fair value of the December 2026 Notes was approximately $63.8 million and the carrying value was approximately $69.4 million, net of unamortized deferred debt costs of $0.6 million. As of December 31, 2022, the fair value of the December 2026 Notes was approximately $57.0 million and the carrying value was approximately $69.2 million, net of unamortized deferred debt costs of $0.8 million.

Note 6 — Concentration of Credit Risk

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

In the event that a portfolio company completely fails to perform according to the terms of their loan agreement, the amount of loss due to credit risk from the Company's investments would equal the sum of the Company’s recorded investments in the portfolio company and the portion of unfunded commitments currently eligible to be drawn. Refer to "Note 8 – Commitments and Contingencies" for a summary of the aggregate balance of unfunded commitments as of December 31, 2023. The Company predominantly collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property.

As of December 31, 2023 and December 31, 2022, the Company’s five largest debt investments in portfolio companies represented approximately 38.0% and 30.0%, respectively, of the total fair value of the Company’s debt investments in portfolio companies. As of December 31, 2023 and December 31, 2022, the Company had debt investments in 14 and 16 portfolio companies, respectively, that represented 5% or more of the Company’s net assets.

Note 7 — Borrowings

The following table shows the Company's borrowings as of December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023				December 31, 2022
	Total Commitment	Principal	Deferred Debt Cost(1)	Carrying Value	Total Commitment	Principal	Deferred Debt Cost(1)	Carrying Value
Credit Facility	$550,000	$272,000	$(4,434)	$267,566	$425,000	$337,000	$(4,640)	$332,360
April 2026 Notes	25,000	25,000	(277)	24,723	—	—	—	—
December 2026 Notes	70,000	70,000	(573)	69,427	70,000	70,000	(818)	69,182
July 2027 Notes	80,500	80,500	(1,924)	78,576	80,500	80,500	(2,380)	78,120
August 2027 Notes	20,000	20,000	(511)	19,489	20,000	20,000	(653)	19,347
December 2027 Notes	51,750	51,750	(1,453)	50,297	51,750	51,750	(1,802)	49,948
Total	$797,250	$519,250	$(9,172)	$510,078	$647,250	$559,250	$(10,293)	$548,957

(1)
Net of accumulated amortization.

For the years ended December 31, 2023, December 31, 2022 and December 31, 2021, the components of interest expense, amortization of deferred debt costs, unused fees on the Credit Facility (as defined below), and any other costs associated with the Company's borrowings were as follows (dollars in thousands):

	Interest Expense	Amortization of Deferred Debt Costs	Unused Facility and Other Fees (1)	Total Interest and Other Debt Financing Expenses	Weighted Average Cost of Debt
Year Ended December 31, 2023
Credit Facility	$22,559	$1,664	$1,474	$25,697	9.24%
April 2026 Notes	1,530	87	—	1,617	8.98
December 2026 Notes	2,975	210	—	3,185	4.55
July 2027 Notes	6,038	557	—	6,595	8.19
August 2027 Notes	1,400	142	—	1,542	7.71
December 2027 Notes	4,140	367	—	4,507	8.71
Total	$38,642	$3,027	$1,474	$43,143	8.32%

Year Ended December 31, 2022
Credit Facility	$7,713	$921	$1,615	$10,249	7.60%
December 2026 Notes	2,734	182	—	2,916	4.52
July 2027 Notes	2,566	219	—	2,785	8.04
August 2027 Notes	467	44	—	511	7.64
December 2027 Notes	276	24	—	300	8.44
Total	$13,756	$1,390	$1,615	$16,761	6.86%

Year Ended December 31, 2021
Credit Facility	$2,492	$467	$1,126	$4,085	5.82%
December 2026 Notes	52	5	—	57	4.69
Total	$2,544	$472	$1,126	$4,142	5.80%

(1)
Unused facility and other fees for the year ended December 31, 2022 include supplemental fees of $0.2 million, which were predominantly incurred in the first half of 2022 and were nonrecurring in nature.

Credit Facility

On May 31, 2019, the Company entered into a Credit Agreement with KeyBank National Association, acting as administrative agent and syndication agent and the other lenders party thereto, which initially provided the Company with a $100.0 million commitment, subject to borrowing base requirements (as amended and restated from time to time, the “Credit Facility”). As of December 31, 2023, the Company had $550.0 million in total commitments available under the Credit Facility, subject to an accordion feature that allows the Company to increase the total commitments under the Credit Facility up to $600.0 million. The availability period under the Credit Facility expires on April 20, 2025 and is followed by a one-year amortization period. The stated maturity date under the Credit Facility is April 20, 2026, unless extended.

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

For the years ended December 31, 2023 and December 31, 2022, the weighted average outstanding principal balance was $278.2 million and $134.9 million, respectively, and the weighted average effective interest rate was 8.15% and 5.89%, respectively.

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

Aggregate costs in connection with the December 2026 Notes issuance were $1.0 million, and were capitalized and deferred. As of December 31, 2023 and December 31, 2022, unamortized deferred debt costs related to the December 2026 Notes were $0.6 million and $0.8 million, respectively.

April 2026 Notes

The April 2026 Notes bear an interest rate of 8.54% per year and are due on April 13, 2026, unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the April 2026 Notes will be due semiannually in arrears on April 13 and October 13 of each year, commencing on October 13, 2023.

Aggregate costs in connection with the April 2026 Notes issuance were $0.4 million, and were capitalized and deferred. As of December 31, 2023 and December 31, 2022, unamortized deferred debt costs related to the April 2026 Notes were $0.3 million and $0.0 million, respectively.

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

Aggregate costs in connection with the July 2027 Notes issuance, including the underwriter’s discount and commissions, were $2.7 million, and were capitalized and deferred. As of December 31, 2023 and December 31, 2022, unamortized deferred debt costs related to the July 2027 Notes were $1.9 million and $2.4 million, respectively.

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

Aggregate costs in connection with the August 2027 Notes issuance were $0.7 million, and were capitalized and deferred. As of December 31, 2023 and December 31, 2022, unamortized deferred debt costs related to the August 2027 Notes were $0.5 million and $0.7 million, respectively.

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

Aggregate costs in connection with the December 2027 Notes issuance, including the underwriter's discount and commissions, were $1.8 million, and were capitalized and deferred. As of December 31, 2023 and December 31, 2022, unamortized deferred debt costs related to the December 2027 Notes were $1.5 million and $1.8 million, respectively.

Senior Securities

Information about the Company’s senior securities is shown in the following table for the fiscal years ended December 31, 2023, 2022, 2021, 2020, 2019 and 2018 (in thousands). No senior securities were outstanding for the fiscal years ended December 31, 2017 and prior.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
2027 Notes
December 31, 2023	$152,250	$4,593	—	N/A
December 31, 2022	$152,250	$4,784	—	N/A
December 31, 2021	$—	$—	—	N/A
December 31, 2020	$—	$—	—	N/A
December 31, 2019	$—	$—	—	N/A
December 31, 2018	$—	$—	—	N/A

2026 Notes
December 31, 2023	$95,000	$6,759	—	N/A
December 31, 2022	$70,000	$9,229	—	N/A
December 31, 2021	$20,000	$31,310	—	N/A
December 31, 2020	$—	$—	—	N/A
December 31, 2019	$—	$—	—	N/A
December 31, 2018	$—	$—	—	N/A

Credit Facility
December 31, 2023	$272,000	$3,011	—	N/A
December 31, 2022	$337,000	$2,709	—	N/A
December 31, 2021	$61,000	$10,938	—	N/A
December 31, 2020	$99,000	$5,710	—	N/A
December 31, 2019	$61,000	$7,169	—	N/A
December 31, 2018	$—	$—	—	N/A

Credit Facility - CIBC (5)
December 31, 2023	$—	$—	—	N/A
December 31, 2022	$—	$—	—	N/A
December 31, 2021	$—	$—	—	N/A
December 31, 2020	$—	$—	—	N/A
December 31, 2019	$—	$—	—	N/A
December 31, 2018	$59,500	$3,813	—	N/A

Total
December 31, 2023	$519,250	$2,054	—	N/A
December 31, 2022	$559,250	$2,030	—	N/A
December 31, 2021	$81,000	$8,484	—	N/A
December 31, 2020	$99,000	$5,710	—	N/A
December 31, 2019	$61,000	$7,169	—	N/A
December 31, 2018	$59,500	$3,813	—	N/A

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

Note 8 — Commitments and Contingencies

Commitments

The following table provides the Company’s contractual obligations as of December 31, 2023 (in thousands):

		Payments Due by Period
Contractual Obligations (1)	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 Years
Borrowings (2)
Credit Facility	$272,000	$—	$272,000	$—	$—
2026 Notes	95,000	—	95,000	—	—
2027 Notes	152,250	—	—	152,250	—
Total Borrowings	519,250	—	367,000	152,250	—
Deferred Incentive Fees	9,165	2,567	3,919	2,548	131
Total	$528,415	$2,567	$370,919	$154,798	$131

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

Contingencies

The Company are not currently subject to any material legal proceedings, nor, to its knowledge, is any material legal proceeding threatened against it. From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of its rights under contracts with its portfolio companies. The Company's business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of any such legal proceedings cannot be predicted with certainty, the Company does not expect that any such proceedings will have a material effect upon its financial condition or results of operations.

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

The Company's unfunded loan commitments to provide debt financing to its portfolio companies amounted to $201.5 million and $315.7 million as of December 31, 2023 and December 31, 2022, respectively, shown in the table below (in thousands):

Portfolio Company	Investment Type	December 31, 2023	December 31, 2022
3PL Central LLC (dba Extensiv)	Senior Secured Term Loan	$11,500	$15,000
Betterment Holdings, Inc.	Senior Secured Term Loan	5,000	—
Blueshift Labs, Inc.	Senior Secured Term Loan	14,500	—
Bombora, Inc.	Senior Secured Term Loan	2,000	—
Brivo, Inc.	Senior Secured Term Loan	6,000	16,000
CloudPay, Inc.	Senior Secured Term Loan	—	15,000
Dtex Systems, Inc.	Senior Secured Term Loan	—	15,000
EBR Systems, Inc.	Senior Secured Term Loan	10,000	30,000
Intellisite Holdings, Inc. (dba Epic IO Technologies, Inc.)	Senior Secured Term Loan	—	6,000
Interactions Corporation	Senior Secured Term Loan	10,000	10,000
Kin Insurance, Inc.	Senior Secured Term Loan	—	25,000
Linxup, LLC	Senior Secured Term Loan	7,500	—
Madison Reed, Inc.	Senior Secured Term Loan	1,200	2,400
Moximed, Inc.	Senior Secured Term Loan	15,000	15,000
Nalu Medical, Inc.	Senior Secured Term Loan	15,000	25,000
Revelle Aesthetics, Inc.	Senior Secured Term Loan	—	12,500
Route 92 Medical, Inc.	Senior Secured Term Loan	20,000	42,000
SetPoint Medical Corporation	Senior Secured Term Loan	40,000	40,000
Skillshare, Inc.	Senior Secured Term Loan	10,000	15,000
Snagajob.com, Inc.	Senior Secured Term Loan	6,785	6,785
Snagajob.com, Inc.	Convertible Note	2,035	—
Synack, Inc.	Senior Secured Term Loan	25,000	25,000
Total unused commitments to extend financing		$201,520	$315,685

Note 9 — Net Assets

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

Repurchase Program

On February 24, 2022, the Board of Directors approved a repurchase program (the “Initial Repurchase Program”) under which the Company could have repurchased up to $25.0 million of its outstanding common stock. Under the Initial Repurchase Program, the Company could have repurchased shares at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. As of December 31, 2022, the Company had repurchased 871,345 shares of the Company's common stock under the Initial Repurchase Program for an aggregate purchase price of $10.8 million. No shares were repurchased during the year ended December 31, 2023. The Board of Directors did not renew the Initial Repurchase Program, and it expired on February 24, 2023.

On November 2, 2023, the Board of Directors approved a new share repurchase program (the "Repurchase Program"), under which the Company may repurchase up to $25.0 million of the Company's outstanding shares of common stock. Under the Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations.

As of December 31, 2023, the Company has not repurchased any shares in connection with the Initial Repurchase Program. If not renewed, the Repurchase Program will terminate upon the earlier of (i) November 2, 2024 and (ii) the repurchase of $25.0 million of the Company's shares of common stock.

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

For the year ended December 31, 2023, the Company declared and paid dividends in the amount of $73.3 million, of which $70.8 million was distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s Dividend Reinvestment Plan. For the year ended December 31, 2022, the Company declared dividends in the amount of $51.6 million, of which $40.7 million was distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s Dividend Reinvestment Plan. For the year ended December 31, 2021, the Company declared dividends in the amount of $44.9 million, of which $17.9 million was distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s Dividend Reinvestment Plan.

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

During the years ended December 31, 2023, December 31, 2022, and December 31, 2021, the Company purchased 204,658, 781,498, and 1,830,974 shares of common stock in the open market under the Dividend Reinvestment Plan for a total of $2.5 million, $10.9 million and $27.0 million, respectively.

The following table summarizes the distributions declared and paid since inception through December 31, 2023:

Declaration Date	Type	Record Date	Payment Date	Amount per Share
May 3, 2018	Quarterly	May 15, 2018	May 31, 2018	$0.15
July 26, 2018	Quarterly	August 15, 2018	August 31, 2018	$0.25
November 1, 2018	Quarterly	October 31, 2018	November 15, 2018	$0.35
March 22, 2019	Quarterly	March 22, 2019	March 26, 2019	$0.40
May 2, 2019	Quarterly	May 7, 2019	May 21, 2019	$0.45
May 2, 2019	Quarterly	May 31, 2019	July 16, 2019	$0.46
July 30, 2019	Quarterly	August 5, 2019	August 26, 2019	$0.45
September 27, 2019	Quarterly	September 30, 2019	November 12, 2019	$0.04
December 9, 2019	Quarterly	December 10, 2019	December 23, 2019	$0.40
March 5, 2020	Quarterly	March 6, 2020	March 20, 2020	$0.40
May 7, 2020	Quarterly	May 8, 2020	May 21, 2020	$0.35
August 5, 2020	Quarterly	August 6, 2020	August 20, 2020	$0.36
October 1, 2020	Quarterly	October 1, 2020	November 12, 2020	$0.38
March 4, 2021	Quarterly	March 5, 2021	March 19, 2021	$0.37
April 29, 2021	Quarterly	April 30, 2021	May 13, 2021	$0.37
July 19, 2021	Quarterly	July 20, 2021	August 12, 2021	$0.34
October 28, 2021	Quarterly	November 8, 2021	November 22, 2021	$0.25
February 24, 2022	Quarterly	March 8, 2022	March 22, 2022	$0.27
April 28, 2022	Quarterly	May 10, 2022	May 24, 2022	$0.30
July 28, 2022	Quarterly	August 9, 2022	August 23, 2022	$0.33
October 27, 2022	Quarterly	November 8, 2022	November 22, 2022	$0.36
February 23, 2023	Quarterly	March 7, 2023	March 21, 2023	$0.40
February 23, 2023	Supplemental	March 7, 2023	March 21, 2023	$0.05
May 2, 2023	Quarterly	May 15, 2023	May 31, 2023	$0.40
May 2, 2023	Supplemental	May 15, 2023	May 31, 2023	$0.05
August 1, 2023	Quarterly	August 15, 2023	August 31, 2023	$0.40
August 1, 2023	Supplemental	August 15, 2023	August 31, 2023	$0.05
November 1, 2023	Quarterly	November 13, 2023	November 28, 2023	$0.40
November 1, 2023	Supplemental	November 13, 2023	November 28, 2023	$0.06

Note 10 — Income Taxes

The Company elected to be treated as a RIC under Subchapter M of the Code starting with its taxable year ended December 31, 2016. The Company currently qualifies and intends to qualify annually for the tax treatment applicable to RICs. A RIC generally is not subject to U.S. federal income taxes on distributed income and gains so long as it meets certain source-of-income and asset diversification requirements and it distributes at least 90% of its net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any, to its stockholders. So long as the Company maintains its status as a RIC, it generally will not be subject to U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company. The Company intends to make sufficient distributions to maintain its RIC status each year and it does not anticipate paying any material United States federal income taxes in the future.

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. If the Company determines that the estimated current year taxable income will exceed the estimated dividend distributions for the current year from such income, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. For the years ended December 31, 2023, 2022, and 2021, the Company recorded an expense of $0.7 million, $0.3 million, and $0.0 million, respectively, for U.S. federal excise tax, which is included in tax expense in the statement of operations. Differences between taxable income and net increase in net assets resulting from operations either can be temporary, meaning they will reverse in the future, or permanent. In accordance with Section 946‑205‑45‑3 of the ASC, permanent tax differences are reclassified from accumulated undistributed earnings to paid-in-capital at the end of each year and have no impact on total net assets.

For the years ended December 31, 2023, 2022, and 2021, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to non-deductible excise taxes paid as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Additional paid-in capital	$(664)	$(290)	$—
Accumulated undistributed earnings	664	290	—

For U.S. federal income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended December 31, 2023, 2022, and 2021 was as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Ordinary income	$73,322	$51,593	$44,943
Long-term capital gain	—	—	—
Return of capital	—	—	—

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized gain (loss) on investments for federal income tax purposes as of and for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2023	2022	2021
Tax cost of investments	$1,105,481	$1,149,902	$726,969

Unrealized gain on a tax basis	$11,239	$9,207	$23,598
Unrealized loss on a tax basis	(49,711)	(32,800)	(21,050)
Net unrealized gain (loss) on a tax basis	$(38,472)	$(23,593)	$2,548

At December 31, 2023, 2022 and 2021, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of debt modifications, as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Undistributed ordinary income	$17,726	$10,473	$329
Undistributed capital gains	—	—	—
Capital loss carry forwards	(26,726)	(6,011)	(2,931)
Late year losses	—	—	—
Other accumulated losses	(165)	(189)	(213)
Net unrealized gain (loss) on a tax basis	(38,472)	(23,593)	2,548
Accumulated earnings/(deficit) on a tax basis	$(47,637)	$(19,320)	$(267)

For tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. Funds are permitted to carry forward capital losses for an indefinite period, and such losses will retain their character as either short-term or long-term capital losses.

For the years ended December 31, 2023, 2022 and 2021, the Company utilized capital loss carryforward in the amount of $0, $0, and $1.4 million, respectively, to offset realized capital gains.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes ("ASC 740"). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions deemed to meet a "more-likely-than-not" threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. There were no material uncertain income tax positions at December 31, 2023, December 31, 2022 or December 31, 2021. Although the Company files federal and state tax returns, the Company's major tax jurisdiction is federal. The previous three tax year-ends and the interim tax period since then remain subject to examination by the Internal Revenue Service.

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

Note 11 — Financial Highlights

The following table sets forth the financial highlights for the years ended December 31, 2016 through 2023 (in thousands, except for per share data and ratios):

	Years Ended December 31,
	2023	2022	2021	2020	2019	2018	2017	2016
Per Share Data(1):
Net asset value at beginning of period	$14.22	$14.65	$14.84	$14.58	$15.14	$14.66	$10.38	$15.00
Net investment income	1.93	1.46	1.30	1.38	1.95	1.26	(0.66)	(83.81)
Net realized gain (loss)	(0.45)	(0.03)	0.12	(0.19)	0.03	-	-	-
Net change in unrealized gain (loss)	(0.39)	(0.64)	(0.09)	0.52	(0.50)	-	0.14	(0.01)
Total from investment operations	1.09	0.79	1.33	1.71	1.48	1.26	(0.52)	(83.82)

Distributions	(1.81)	(1.26)	(1.33)	(1.49)	(2.20)	(0.75)	-	-
Offering costs	-	-	(0.21)	-	(0.03)	-	-	-
Accretion (dilution) (2)	-	0.04	0.02	0.04	0.19	(0.03)	4.80	79.20
Net asset value at end of period	$13.50	$14.22	$14.65	$14.84	$14.58	$15.14	$14.66	$10.38

Ratio/Supplemental Data:
Total return based on net asset value(3)	7.67%	5.67%	7.68%	12.00%	10.83%	8.39%	41.23%	(30.80)%
Total return based on market value(4)	24.50%	0.23%	N/A	N/A	N/A	N/A	N/A	N/A
Ratio of net investment income to average net assets(5)(6)	13.62%	10.14%	8.74%	9.44%	12.85%	8.30%	(4.56)%	(595.90)%
Ratio of total operating expenses to average net assets(5)(6)	14.96%	8.13%	5.23%	4.85%	6.58%	6.42%	12.46%	595.90%
Ratio of total operating expenses, excluding incentive fees, to average net assets(5)	11.64%	5.90%	3.41%	3.05%	3.64%	5.42%	12.46%	595.90%
Ratio of net increase (decrease) in net assets resulting from operations to average net assets(5)	7.72%	5.47%	8.97%	11.65%	9.74%	8.34%	(3.56)%	(595.90)%
Portfolio turnover rate(7)	18.61%	19.17%	52.05%	26.31%	35.72%	14.08%	206.80%	N/A

Net assets at beginning of period	$576,052	$606,195	$466,244	$376,313	$167,369	$127,040	$3,477	$25
Net assets at end of period	$547,071	$576,052	$606,195	$466,244	$376,313	$167,369	$127,040	$3,477
Weighted average net assets	$574,594	$589,669	$508,836	$403,188	$283,774	$141,046	$40,389	$152
Weighted average shares outstanding for the period, basic	40,509,269	40,971,242	34,183,358	27,617,425	18,701,021	9,300,960	2,795,274	10,774

(1)
All per share activity, excluding dividends, is calculated based on the weighted-average shares outstanding for the relevant period.
(2)
Accretion (dilution) represents the effect of issuance of common stock and repurchase of treasury stock.
(3)
Total return based on net asset value is calculated as the change in net asset value per share during the period plus dividends per share, divided by the beginning net asset values per share.
(4)
Total return based on market value is calculated as the change in market value per share during the period plus dividends per share, divided by the beginning market value per share. For the periods 2021 and prior, total return based on market value is not applicable as the Company was not yet public for the entirety of the period.
(5)
The ratios are calculated based on weighted average net assets for the relevant period.
(6)
The ratio includes incentive fees and as incentive fees are performance driven, the amount expensed in future periods may vary significantly and is dependent on overall investment performance, early terminations, scheduled prepayments and other liquidity events.
(7)
The portfolio turnover rate for the period is calculated by taking the lesser of investment portfolio purchases or sales during the period, divided by the average investment portfolio value during the period.

Note 12 —  Subsequent Events

The Company evaluated events subsequent to December 31, 2023 through March 7, 2024, the date the consolidated financial statements were issued.

Effective January 1, 2024, the Company placed one loan to Mingle Healthcare Solutions, Inc. on non-accrual status, representing an outstanding principal of $4.3 million at a fair market value of $3.8 million as of December 31, 2023. The loan comprised 0.37% of the total fair value of the investment portfolio, excluding U.S. Treasury Bills, as of December 31, 2023

On February 1, 2024, the Company’s board of directors declared an ordinary distribution of $0.40 per share and a supplemental distribution of $0.07 per share for stockholders of record as of February 12, 2024, payable on February 28, 2024.

On February 14, 2024, the Company received a partial prepayment of $7.1 million from MarleySpoon SE on its senior secured loan.

On March 7, 2024, the Company and Cadma Capital Partners LLC entered into a Limited Liability Company Agreement to co-manage Runway-Cadma I LLC (the "Joint Venture"). The Joint Venture is expected to invest in various types of investments, including, but not limited to, first and second lien senior secured term loans, including delayed draw and multi-tranche loans, and secured revolving credit facilities.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2023 was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm due to an exemption for emerging growth companies under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(a) Fees and Expenses

The following information is intended to assist you in understanding the costs and expenses that an investor in our common stock will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Annual Report on Form 10-K contains a reference to fees or expenses paid by "you," "us," or "the Company," or that "we" will pay for expenses, stockholders will indirectly bear such fees or expenses as investors in us.

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Dividend reinvestment plan expenses	—%	(3)
Total stockholder transaction expenses (as a percentage of offering price)	—%
Annual expenses (as a percentage of net assets attributable to common stock):
Management Fee payable under the Advisory Agreement	3.02%	(4) (8)
Incentive Fee payable under the Advisory Agreement	3.24%	(5) (8)
Interest payments and fees paid on borrowed funds	9.09%	(6) (8)
Other expenses	1.51%	(7) (8)
Total annual expenses	16.86%

(1)
In the event that the securities are sold to or through underwriters, a related prospectus will disclose the applicable sales load (underwriting discount or commission).
(2)
A related prospectus will disclose the estimated amount of offering expenses, the offering price and the estimated amount of offering expenses borne by the Company as a percentage of the offering price.
(3)
The expenses of the Dividend Reinvestment Plan are included in "other expenses" in the table above. For additional information, refer to "Note 9 – Net Assets."
(4)
Assumes the base management fee will be an amount equal to 0.375% (1.50% annualized) of our average daily Gross Assets during the most recently completed calendar quarter. For additional information, refer to "Note 3 – Related Party Agreements and Transactions."
(5)
The incentive fee, which provides RGC with a share of the income that RGC generates for us, consists of an Investment Income Fee and a Capital Gains Fee. For additional information, refer to "Note 3 – Related Party Agreements and Transactions."
(6)
Interest payments on borrowed funds represents an estimate of our annualized interest expense based on borrowings under the Credit Agreement. The assumed weighted average interest rate on our total debt outstanding was 7.86%. We may borrow additional funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. We may also issue debt securities or preferred stock, subject to our compliance with applicable requirements under the 1940 Act. For additional information, refer to "Note 7 – Borrowings."
(7)
Includes our overhead and other expenses, such as payments under the Investment Management Agreement for certain expenses incurred by the Adviser and Administration Agreement for certain expenses incurred by the Administrator. For additional information, refer to "Note 3 – Related Party Agreements and Transaction." We based these expenses on estimated amounts for the current fiscal year.
(8)
Estimated.

Under the Income Incentive Fee, we pay RGC each quarter an incentive fee with respect to our Pre-Incentive Fee NII. The Income Incentive Fee is calculated and payable quarterly in arrears based on the Pre-Incentive Fee NII for the immediately preceding fiscal quarter. Payments based on Pre-Incentive Fee NII will be based on the Pre-Incentive Fee NII earned for the quarter. Pre-Incentive Fee NII, expressed as a rate of return on the value of our net assets (defined as total assets less liabilities) at the end of the immediately preceding fiscal quarter, will be compared to a "hurdle rate" of 2.0% per quarter (8.0% annualized). We will pay RGC an Income Incentive Fee with respect to our Pre-Incentive Fee NII in each calendar quarter as follows: (1) no Income Incentive Fee in any calendar quarter in which our Pre-Incentive Fee NII does not exceed the hurdle rate of 2.0%; (2) 80% of our Pre-Incentive Fee NII with respect to that portion of such Pre-Incentive Fee NII, if any, that exceeds the hurdle rate but is less than 2.667% in any calendar quarter (10.668% annualized) (the portion of our Pre-Incentive Fee NII that exceeds the hurdle but is less than 2.667% is referred to as the "catch-up"; the "catch-up" is meant to provide RGC with 20.0% of our Pre-Incentive Fee NII as if a hurdle did not apply if our Pre-Incentive Fee NII exceeds 2.667% in any calendar quarter (10.668% annualized)); and (3) 20.0% of the amount of our Pre-Incentive Fee NII, if any, that exceeds 2.667% in any calendar quarter (10.668% annualized) payable to RGC (once the hurdle is reached and the catch-up is achieved, 20.0% of all Pre-Incentive Fee NII thereafter is allocated to RGC). Under the Capital Gains Fee, we will pay RGC, as of the end of each calendar year, 20.0% of our aggregate cumulative realized capital gains, if any, from the date of our election to be regulated as a BDC through the end of that calendar year, computed net of our aggregate cumulative realized capital losses and aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid Capital Gains Fee. For additional information, refer to "Note 3 - Related Party Agreements and Transactions."

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

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return from realized capital gains	$169	$448	$665	$1,019

The foregoing table is to assist you in understanding the various costs and expenses that an investor in our common stock will bear directly or indirectly. While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. Because the Income Incentive Fee under the Advisory Agreement is unlikely to be significant assuming a 5% annual return, the example assumes that the 5% annual return will be generated entirely through the realization of capital gains on our assets and, as a result, will trigger the payment of the Capital Gains Fee under the Advisory Agreement. The Income Incentive Fee under the Advisory Agreement, which, assuming a 5% annual return, would either not be payable or have an immaterial impact on the expense amounts shown above, is not included in the example. If we achieve sufficient returns on our investments, including through the realization of capital gains, to trigger an Income Incentive Fee of a material amount, our expenses, and returns to our investors, would be higher. In addition, while the example assumes reinvestment of all dividends and distributions at net asset value, if our Board authorizes and we declare a cash dividend, participants in our Dividend Reinvestment Plan who have not otherwise elected to receive cash will receive a number of shares of our common stock, determined by dividing the total dollar amount of the dividend payable to a participant by the market price per share of our common stock at the close of trading on the valuation date for the dividend. Refer to "Note 9 - Net Assets" for additional information regarding our Dividend Reinvestment Plan.

This example and the expenses in the table above should not be considered a representation of our future expenses, and actual expenses (including the cost of debt, if any, and other expenses) may be greater or less than those shown.

(b) Rule 10b5-1 Disclosure

For the period covered by this annual report on Form 10-K, no director or officer of the Company has entered into any (i) contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

The Company has adopted insider trading policies and procedures governing the purchase, sale, and disposition of the Company's securities by officers and directors of the Company that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

None.

PART III

The terms "we," "us," the "Company" and "our" refers to Runway Growth Finance Corp.

Item 10. Directors, Executive Officers, and Corporate Governance

Board Composition

Our business and affairs are managed under the direction of our Board of Directors (the “Board”). Pursuant to our articles of amendment and restatement (the “Articles of Amendment and Restatement”), the number of directors is set at three unless otherwise designated by the Board pursuant to our bylaws. In accordance with our bylaws, the Board has designated the number of directors to be five, three of whom are not “interested persons” of the Company, the Adviser, or our respective affiliates, as defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended (the “1940 Act”) (the “Independent Directors”). The Board is divided into three classes of directors serving staggered, three-year terms. Each director holds office for the term to which he or she is elected and until his or her successor is duly elected and qualifies.

At each annual meeting of stockholders, the successors to the class of directors whose terms expire at such meeting will be elected to hold office for a term expiring at the annual meeting of stockholders held in the third year following the year of their election and until their successors have been duly elected and qualify or any director’s earlier resignation, death, or removal. The term of our Class I directors will expire at the 2026 annual meeting of stockholders, the term of our Class II directors will expire at the 2024 annual meeting of stockholders, and the term of our Class III directors will expire at the 2025 annual meeting of stockholders. The current composition of our Board is described below.

Independent Directors

In accordance with the rules of Nasdaq, the Board annually determines the independence of each director. No director is considered independent unless the Board has determined that he or she has no material relationship with the Company. The Company monitors the status of its directors and officers through the activities of the Nominating and Corporate Governance Committee and through a questionnaire to be completed by each director no less frequently than annually, with updates periodically if information provided in the most recent questionnaire has changed.

In order to evaluate the materiality of any such relationship, the Board uses the definition of director independence set forth in the Nasdaq listing rules. Section 5605 provides that a director of a BDC shall be considered to be independent if he or she is not an “interested person” of the Company, as defined in Section 2(a)(19) of the 1940 Act. Section 2(a)(19) of the 1940 Act defines an “interested person” to include, among other things, any person who has, or within the last two years had, a material business or professional relationship with the Company or Runway Growth Capital, LLC (the
Adviser”).

The Board has determined that the following directors are independent: Mr. Engel, Mr. Kovacs and Ms. Persily. Based upon information requested from each such director concerning his or her background, employment and affiliations, the Board has affirmatively determined that none of the independent directors has a material business or professional relationship with the Company or its affiliates, other than in his or her capacity as a member of the Board or any committee thereof.

Interested Directors

Mr. Spreng and Mr. Share are considered “interested persons” (as defined in the 1940 Act) of the Company. Mr. Spreng is an “interested person” of the Company as defined in Section 2(a)(19) of the 1940 Act because he has served as President and Chief Executive Officer of the Company and is the Chief Executive Officer and Chief Investment Officer for the Adviser. Mr. Share is an “interested person” (as defined in the 1940 Act) of the Company because he is the nominee of OCM Growth Holdings, LLC (“OCM Growth”), a majority shareholder of the Company, to the Board, and because he serves on the board of managers and investment committee of the Adviser.

Biographical Information of Directors

Name, Address and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex Overseen by Director(4)	Other Directorships Held by Director During Past Five Years
Independent Directors
John F. Engel, 64	Director	Retired; co-founder of Jackson Springs Management Partners, LLC in 2019 (consulting)	Class II director since 2022; term expires 2024	1	None.
Gary Kovacs, 60	Director	Chief Executive Officer of Accela, Inc. (technology solutions)	Class I director since 2016; term expires 2026	1	Desire to Learn (D2L); ePhox Corporation; Sensory, Inc.; Make-a-Wish Foundation (Bay Area Chapter)
Julie Persily, 58	Director	Retired	Class II director since 2017; term expires 2024	1

StepStone Private Credit Fund LLC (business development company); Investcorp Credit Management BDC, Inc. (Nasdaq: ICMB) (business development company); SEACOR Marine Holdings Inc. (NYSE: SMHI) (marine and support transportation services)

Interested Directors(3)
R. David Spreng, 62	Director, President and Chief Executive Officer (currently on medical leave)	President and Chief Executive Officer of Runway Growth Finance Corp. since 2022; Chief Executive Officer and Chief Investment Officer of Runway Growth Capital, LLC since 2015	Class III director since 2015; term expires 2025	1	Wine Forum LLC; Rose & Arrow Vineyards LLC
Gregory Share, 50	Director	Managing Director in Oaktree’s Global Opportunities Group since 2021 (investment vehicle); partner at Moelis & Company’s Moelis Capital Partners from March 2015 to December 2020 (private equity)	Class III director since 2023; term expires 2025	1	Kinsale Capital Group Inc. (specialty insurance company); Velocity Risk Holdings, LLC (insurance); Morse Group Inc. (project development); Investorflow Inc. (investor services)

(1)
The address for each of our directors is c/o Runway Growth Finance Corp., 205 N. Michigan Ave., Suite 4200, Chicago, IL 60601.
(2)
Each director will hold office until his or her successor is duly elected and qualified.
(3)
Such directors are considered an “interested person” of the Company as defined in Section 2(a)(19) of the 1940 Act. Mr. Spreng is an “interested person” because he is the President and Chief Executive Officer of the Company and the Chief Executive Officer and Chief Investment Officer of the Adviser. Mr. Share is an “interested person” because he is the nominee of OCM Growth, a 40.7% shareholder of the Company, to the Board and because he serves on the board of managers and investment committee of the Adviser.
(4)
“Fund Complex” refers only to the Company.

R. David Spreng is our President, Chief Executive Officer and Chairman of the Board. Currently, Mr. Spreng is currently out on medical leave. Mr. Spreng is also the founder, Chief Executive Officer and Chief Investment Officer of Runway Growth Capital LLC, our external investment adviser (the “Adviser”). Mr. Spreng has over 25 years of experience as a venture capitalist and ten years as a growth-debt lender. Mr. Spreng also previously served as a Partner of Decathlon Capital Partners, which he co-founded in 2010 as a provider of growth capital for established companies. He also served as Managing Partner of Crescendo Ventures, which he co-founded in 1998 as a venture capital firm focused on early-stage investments in the technology, digital media and technology-enabled service markets. He founded IAI Ventures in 1994, before which he served as Vice President and then Senior Vice President of Investment Advisers Inc., a $20 billion diversified asset management firm from 1989 to 1994. Mr. Spreng served on the board and as chairman of the Government Affairs Committee of the National Venture Capital Association from 2005 to 2009. He served as an advisory board member of the Silicon Valley Executive Network from 2007 to 2012 and as a member of the Silicon Valley Executive Network from 2007 to 2015. Mr. Spreng has been an active member of the World Economic Forum community since 2005, including as a frequent panelist in Davos, as a member of the Technology Pioneers Selection Committee, the Steering Committee for Entrepreneurship and Successful Growth Strategies, and as an adviser to the Alternative Investments 2020 and Mainstreaming Impact Investing initiatives. Mr. Spreng currently serves on the board of directors of a number of private companies. In addition, Mr. Spreng has served on the board of directors of eleven public companies. Mr. Spreng is a graduate, with distinction, of the University of Minnesota.

The Board has concluded that Mr. Spreng’s experience in managerial positions in investment management, venture capital and direct growth-debt lending provides the Board valuable industry-specific knowledge and expertise on these and other matters, thus qualifying him to serve as a member of the Board.

John F. Engel has served as a member of the Board since 2022 and is the Chair of the Compensation Committee and a member of the Nominating and Corporate Governance Committee and the Audit Committee. Mr. Engel is a co-founder and partner of Jackson Springs Management Partners, LLC, a management firm that provides strategic advice and capital to help closely-held businesses pursue their strategic and financial objectives. Prior to co-founding Jackson Springs Management Partners, LLC in 2019, Mr. Engel served as a consultant and adviser to various executives of start-up companies and large not-for-profit companies from 2016 to 2019. From 1996 until his retirement in 2015, Mr. Engel was employed by Accenture, a global professional services company with leading capabilities in digital, cloud and security, where he served in a variety of client-facing and leadership roles for twenty years, including Managing Partner and Executive Partner for several key strategies. Mr. Engel holds an M.B.A. from the University of Chicago Booth School of Business and a B.S. in Accounting and Business Management from the University of Michigan.

The Board has concluded that Mr. Engel’s extensive investment banking and management consulting experience provides the Board with knowledge and expertise on these and other matters, thus qualifying him to serve as a member of the Board.

Gary Kovacs has served as a member of the Board since 2016 and is a member of the Audit Committee and Compensation Committee and Chair of the Nominating and Corporate Governance Committee. Mr. Kovacs has served as Chief Executive Officer of Accela, Inc., a provider of technology solutions, since December 2018. Prior to joining Accela, Mr. Kovacs served as managing director of AVG Technologies N.V.’s management board and as Chief Executive Officer of AVG from 2013 to December 2016. Prior to joining AVG, Mr. Kovacs served as Chief Executive Officer of Mozilla Corporation from 2010 to 2013. Prior to joining Mozilla, Mr. Kovacs held senior leadership roles as Senior Vice President of Markets, Solutions & Products at Sybase through to the acquisition by SAP, and as General Manager and Vice President of Mobile & Devices at Macromedia and Adobe. Previously, he led Zi Corporation, a public company specializing in embedded software and services for mobile and consumer devices. Before founding Zi Corporation, Mr. Kovacs spent 10 years at IBM in leadership positions in product management, sales, marketing and operations within the global software division. Mr. Kovacs graduated from the University of Calgary, in Canada, with his Bachelor of Commerce and an MBA with distinction. Mr. Kovacs serves on the advisory board of DocuSign, and the board of directors of Desire to Learn (D2L), ePhox Corporation, Sensory, Inc. and Make-a-Wish Foundation (Bay Area Chapter). He is also a member of the University of Calgary Management Advisory Council.

The Board has concluded that Mr. Kovacs’ extensive leadership experience in the technology industry qualifies him to serve as a member of the Board.

Julie Persily has served as a member of the Board since 2017 and is Acting Chair of the Board, Lead Independent Director, Chair of the Audit Committee and a member of the Nominating and Corporate Governance Committee and the Compensation Committee. Ms. Persily has also served as a member of the board of directors of Investcorp Credit Management BDC, Inc. (f/k/a CM Finance Inc.) (Nasdaq: ICMB), a business development company (a "BDC"), since 2013; SEACOR Marine Holdings Inc. (NYSE: SMHI), a global marine and support transportation services company, since April 2018; and Stepstone Private Credit Fund LLC, a BDC, since 2023. Ms. Persily retired in 2011 after serving as the Co-Head of Leveraged Finance and Capital Markets of Nomura Securities North America, a unit of Nomura Holdings Inc. (NYSE: NMR), a securities and investment banking company, since July 2010. Ms. Persily previously served in various capacities at Citigroup Inc. (NYSE: C), a financial services company, including as the Co-Head of Leveraged Finance Group from December 2006 to November 2008, the Head of Acquisition Finance Group from December 2001 to November 2006 and as Managing Director from July 1999 to November 2001. From 1990 to 1999, Ms. Persily served in various capacities including as a Managing Director, Leveraged Finance at BT Securities Corp., a financial services company and a subsidiary of Bankers Trust Corp., which was acquired by Deutsche Bank in April 1999. From 1987 to 1989, Ms. Persily served as an analyst at Drexel Burnham Lambert, a securities and investment banking company. Ms. Persily received a B.A. in psychology and economics from Columbia College and a M.B.A. in financing and accounting from Columbia Business School.

The Board has concluded that Ms. Persily’s extensive experience with structuring, negotiating and marketing senior loans and high-yield and mezzanine financings brings important and valuable skills to the Board.

Gregory M. Share has served as a member of the Board since August 2023. Mr. Share is a managing director in Oaktree’s Global Opportunities group in Los Angeles. He joined the firm in 2021 from Ambina Partners, investing primarily in U.S.-based private software and financial services companies. Prior thereto, Mr. Share was a partner at Moelis & Company’s Moelis Capital Partners. Before that, he served as a managing director in private equity at Fortress Investment Group. Mr. Share began his career at Lazard Freres & Co. as an analyst in mergers & acquisitions before moving on to Madison Dearborn Partners, first as an associate, and then as a vice president. He received a B.S. in economics magna cum laude from the Wharton School of the University of Pennsylvania with a dual concentration in finance and decision science. Mr. Share is a CFA charterholder.

The Board has concluded that Mr. Share’s extensive investment and management experience provides the Board with knowledge and expertise on these and other matters, thus qualifying him to serve as a member of the Board.

Biographical Information of Executive Officers Who Are Not Directors

Name (1)	Age	Position	Officer Since
Thomas B. Raterman	64	Acting President, Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary	2015
Greg Greifeld	35	Acting Chief Executive Officer	2023
Colleen Corwell	55	Chief Compliance Officer	2022
(1)
The address for each of our directors is c/o Runway Growth Finance Corp., 205 N. Michigan Ave., Suite 4200, Chicago, IL 60601.

Thomas B. Raterman has served as our Chief Financial Officer, Treasurer and Secretary, and as the Chief Financial Officer of Runway Growth Capital LLC since 2015, as well as our Chief Operating Officer since 2021 and Acting President since 2023. Mr. Raterman formerly served as Director, Chief Operating Officer and Chief Financial Officer of GSV Financial Group from February 2011 to December 2016. Mr. Raterman has more than 30 years of corporate finance, investment banking, private equity and financial executive management experience with rapidly growing entrepreneurial companies. Mr. Raterman also served as chairman and Chief Executive Officer of a boutique financial advisory firm, InterOcean Financial Group LLC, and its wholly-owned subsidiaries from March 2006 to August 2009, where he led the day-to-day operations of InterOcean Financial Group’s merchant banking and private equity business. In addition, he was co-founder and served as Chief Financial Officer, Executive Vice President and Central Region Manager of LKQ Corporation from February 1998 to February 2001. During his tenure, LKQ completed 31 acquisitions and grew to $225 million in revenue. Today LKQ Corporation is publicly traded (Nasdaq: LKQX) with annual revenue of $11.6 billion in 2020 and current market capitalization of $15.2 billion. Mr. Raterman also served as a Vice President of Flynn Enterprises, Inc., a family office and venture capital and consulting firm, from June 1995 to February 2001. Earlier in his career, Mr. Raterman worked at several leading commercial lending firms including GE Capital, Continental Illinois National Bank and Security Pacific Bank. Mr. Raterman earned a Masters of Management with a concentration in Finance from Northwestern University Kellogg Graduate School of Management and a Bachelor of Science from Miami University in Oxford, Ohio.

Greg Greifeld has served as our Acting Chief Executive Officer since 2023. Mr. Greifeld also simultaneously serves as Managing Director, Deputy Chief Investment Officer and Head of Credit at Runway Growth Capital LLC. Following multiple consultant assignments for Runway Growth Capital LLC during 2016, Mr. Greifeld formally joined Runway Growth Capital LLC in January 2017. Mr. Greifeld has served on the Adviser’s investment committee since 2018. Prior to this time, Mr. Greifeld worked for HPS Investment Partners, a $33 billion global alternative investment firm with a focus on directly originated credit (formerly Highbridge Principal Strategies), as a member of the Offices of the CFO/COO with wide ranging responsibilities in portfolio oversight, investor reporting, valuation and fund financing. Additionally, prior to HPS, Mr. Greifeld held roles in several departments at J.P. Morgan, including Technology, Media and Telecom Investment Banking and the Special Investments Group, a Merchant Banking Division of the Chief Investment Office.

Colleen Corwell has served as our Chief Compliance Officer since 2022. Ms. Corwell is a Managing Director at Kroll Associates, Inc. ("Kroll"), and performs her functions as Chief Compliance Officer under the terms of an agreement between the Company and Kroll. She may be from time to time engaged to serve as the Chief Compliance Officer for other BDCs, SEC registered investment advisers, and other funds or managers pursuant to her employment with Kroll. Prior to joining Kroll, Ms. Corwell was a Director at ACA Group. Prior to joining ACA, Ms. Corwell was a Director at Alaric Compliance Services, serving as outsourced CCO for various firms. She also served as Chief Compliance Officer & Risk Manager for Clarion Partners, LLC (formerly ING Group N.A.) broker-dealer, and as the Deputy Chief Compliance Officer for the RIA. She also held senior level compliance roles at Capital One Bank and Ameriprise Financial, and served as the Chief Compliance Officer for Taylor Companies, LLC, a private global investment bank. Ms. Corwell is a CAMS certified member of the Association of Anti-Money Laundering Specialists (ACAMS). Ms. Corwell holds a B.A. from the College of William and Mary, and an M.B.A. from Touro University.

Board Meetings and Attendance

The Board met nine times during 2023. Each incumbent director attended at least 75% of the aggregate number of meetings of the Board and of the respective committees on which he or she served (during the periods that he or she served). The Board’s standing committees are set forth below under “ — Committees of the Board of Directors”. We require each director to make a diligent effort to attend all Board and committee meetings, as well as each annual meeting of stockholders. Two current directors attended the Annual Meeting in 2023.

Board Leadership Structure

The Board monitors and performs an oversight role with respect to our business and affairs, including with respect to investment practices and performance, compliance with regulatory requirements and the services, expenses and performance of service providers to us. Among other things, the Board approves the appointment of our Adviser and officers, reviews and monitors the services and activities performed by our Adviser and executive officers and approves the engagement, and reviews the performance of, our independent public accounting firm.

Under our bylaws, the Board may designate a Chair to preside over the meetings of the Board and meetings of the stockholders and to perform such other duties as may be assigned to him or her by the Board. We do not have a fixed policy as to whether the Chair of the Board should be an Independent Director, and believe that we should maintain the flexibility to select the Chair and reorganize the leadership structure, from time to time, based on the criteria that is in the Company’s and our stockholders’ best interests at such times.

Presently, Julie Persily, an Independent Director, serves as the Acting Chair of the Board and Lead Independent Director. Prior to Ms. Persily’s appointment as Acting Chair of the Board, R. David Spreng served as the Chair of the Board. Mr. Spreng is an “interested person” of the Company as defined in Section 2(a)(19) of the 1940 Act because he is the President and Chief Executive Officer of the Company, and the Chief Executive Officer and Chief Investment Officer of the Adviser. Our view is that we are best served through this leadership structure, as Ms. Persily’s familiarity with the Company and extensive knowledge of the financial services industry provide expertise to the Board.

Our corporate governance policies include regular meetings of the Independent Directors in executive session without the presence of interested directors and management, the establishment of an Audit Committee, a Nominating and Corporate Governance Committee and a Compensation Committee, each of which is comprised solely of Independent Directors, and the appointment of a Chief Compliance Officer, with whom the Independent Directors meet regularly without the presence of interested directors and other members of management, for administering our compliance policies and procedures.

We recognize that different board leadership structures are appropriate for companies in different situations. We intend to re-examine our corporate governance policies on an ongoing basis to ensure that they continue to meet our needs.

Board’s Role in Risk Oversight

The Board performs its risk oversight function primarily through (a) its three standing committees, which report to the entire Board and are comprised solely of Independent Directors, and (b) active monitoring of our Chief Compliance Officer and our compliance policies and procedures.

As described below in more detail under “ — Committees of the Board of Directors,” the Audit Committee and Nominating and Corporate Governance Committee assist the Board in fulfilling its risk oversight responsibilities. The Audit Committee’s risk oversight responsibilities include overseeing the Company’s accounting and financial reporting processes, systems of internal controls regarding finance and accounting, audits of the Company’s financial statements and establishing guidelines and making recommendations to the Board regarding the valuation of our investments. The Nominating and Corporate Governance Committee’s risk oversight responsibilities include selecting, researching and nominating directors for election by our stockholders, developing and recommending to the Board a set of corporate governance principles and overseeing the evaluation of the Board and our management.

The Board also performs its risk oversight responsibilities with the assistance of the Chief Compliance Officer. The Board annually reviews a written report from the Chief Compliance Officer discussing the adequacy and effectiveness of the compliance policies and procedures of the Company and its service providers. The Chief Compliance Officer’s annual report will address, at a minimum, (a) the operation of the compliance policies and procedures of the Company and its service providers since the last report; (b) any material changes to such policies and procedures since the last report; (c) any recommendations for material changes to such policies and procedures as a result of the Chief Compliance Officer’s annual review; and (d) any compliance matter that has occurred since the date of the last report about which the Board would reasonably need to know to oversee our compliance activities and risks. In addition, the Chief Compliance Officer will meet separately in executive session with the Independent Directors at least once each year.

We believe that the Board’s role in risk oversight is effective, and appropriate given the extensive regulation to which we are already subject as a BDC. As a BDC, we are required to comply with certain regulatory requirements that control the levels of risk in our business and operations. For example, our ability to incur indebtedness is limited such that our asset coverage must equal at least 150% immediately after each time we incur indebtedness, we generally have to invest at least 70% of our gross assets in “qualifying assets” and we are not generally permitted to invest in any portfolio company in which one of our affiliates currently has an investment.

We recognize that different board roles in risk oversight are appropriate for companies in different situations. We intend to re-examine the manners in which the Board administers its oversight function on an ongoing basis to ensure that they continue to meet our needs.

Board Diversity

Nasdaq Listing Rule 5605(f) (the “Diverse Board Representation Rule”) requires each Nasdaq-listed company, subject to certain exceptions, to have at least one director who self-identifies as female and to have at least one director who self-identifies as Black or African American, Hispanic or Latinx, Asian, Native American or Alaska Native, Native Hawaiian or Pacific Islander, two or more races or ethnicities, or as LGBTQ+, or to explain why the company does not have at least two directors on its board who self-identify in the categories listed above.

In addition, Nasdaq Listing Rule 5606 (the “Board Diversity Disclosure Rule”) requires each Nasdaq-listed company, subject to certain exceptions, to provide statistical information about the company’s board of directors, in a uniform format, related to each director’s self-identified gender, race, and self-identification as LGBTQ+. We are not required to fully comply with the Diverse Board Representation Rule until 2025. However, in the matrix below, we have provided the statistical information required by the Board Diversity Disclosure Rule.

BOARD DIVERSITY MATRIX (as of March 7, 2024)
Total Number of Directors	5
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	1	0	0	4
Part II: Demographic Background
African American or Black	0	0	0	0
Alaskan Native or Native American	0	0	0	0
Asian	0	0	0	0
Hispanic or Latinx	0	0	0	0
Native Hawaiian or Pacific Islander	0	0	0	0
White	0	0	0	0
Two or More Races or Ethnicities	0	0	0	0
LGBTQ+	0	0	0	0
Did Not Disclose Demographic Background	1	0	0	4
NTD: To be updated as needed based on D&O questionnaire responses.

Committees of the Board of Directors

The Board has established an Audit Committee, a Nominating and Corporate Governance Committee and a Compensation Committee and may establish additional committees in the future. Each of the Audit Committee, the Nominating and Corporate Governance Committee and the Compensation Committee operate pursuant to a charter, each of which is available under the “Documents & Charters” section of our website at https://investors.runwaygrowth.com/corporate-governance/governance-overview, and is also available in print to any stockholder who requests a copy.

Audit Committee

The members of our Audit Committee are Ms. Persily, Mr. Engel and Mr. Kovacs, each of whom is not considered an “interested person” of the Company for purposes of the 1940 Act and the Nasdaq Global Select Market corporate governance regulations. Ms. Persily serves as Chair of the Audit Committee. The Board has determined that Ms. Persily is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Ms. Persily, Mr. Engel and Mr. Kovacs meet the current independence and experience requirements of Rule 10A-3 of the Exchange Act. The Audit Committee operates pursuant to a charter approved by the Board, which sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include establishing guidelines and making recommendations to the Board regarding the valuation of our loans and investments, selecting our independent registered public accounting firm, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing our annual financial statements, overseeing internal audit staff and periodic filings and receiving our audit reports and financial statements. The Audit Committee held eight meetings in 2023.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee operates pursuant to a charter approved by the Board. The members of the Nominating and Corporate Governance Committee are Mr. Kovacs, Mr. Engel and Ms. Persily, each of whom is considered independent under the rules of the Nasdaq Global Select Market and is not an “interested person” (as defined in the 1940 Act) of the Company. Mr. Kovacs serves as Chair of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for selecting, researching and nominating directors for election by our stockholders, selecting nominees to fill vacancies on the Board or a committee thereof, developing and recommending to the Board a set of corporate governance principles and overseeing the evaluation of the Board and our management. The Nominating and Corporate Governance Committee may consider nominating an individual recommended by a stockholder for election as a director if such stockholder complies with the advance notice provisions of our bylaws.

The Nominating and Corporate Governance Committee seeks candidates who possess the background, skills and expertise to make a significant contribution to the Board, the Company and its stockholders. In considering possible candidates for election as a director, the Nominating and Corporate Governance Committee takes into account, in addition to such other factors as it deems relevant, the desirability of selecting directors who:

(1)
are of high character and integrity;
(2)
are accomplished in their respective fields, with superior credentials and recognition;
(3)
have relevant expertise and experience upon which to be able to offer advice and guidance to management;
(4)
have sufficient time available to devote to our affairs;
(5)
are able to work with the other members of the Board and contribute to our success;
(6)
can represent the long-term interests of our stockholders as a whole; and
(7)
are selected such that the Board represents a range of backgrounds and experience.

The Nominating and Corporate Governance Committee has not adopted a formal policy with regard to the consideration of diversity in identifying director nominees. In determining whether to recommend a director nominee, the Nominating and Corporate Governance Committee considers and discusses diversity, among other factors, with a view toward the needs of the Board as a whole. The Nominating and Corporate Governance Committee generally conceptualizes diversity expansively to include, without limitation, concepts such as race, gender, national origin, differences of viewpoint, professional experience, education, skill and other qualities that contribute to the Board, when identifying and recommending director nominees. The Nominating and Corporate Governance Committee believes that the inclusion of diversity as one of many factors considered in selecting director nominees is consistent with the Nominating and Corporate Governance Committee’s goal of creating a board of directors that best serves our needs and the interests of our stockholders. In addition, as part of the Board’s annual-self assessment, the members of our Nominating and Corporate Governance Committee will evaluate the membership of the Board and whether the Board maintains satisfactory policies regarding membership selection. The Nominating and Corporate Governance Committee held one meeting in 2023.

Compensation Committee

The members of our Compensation Committee are Mr. Engel, Mr. Kovacs and Ms. Persily, each of whom is not considered an “interested person” (as defined in the 1940 Act) of the Company for purposes of the Nasdaq corporate governance requirements and rules and regulations of the SEC, including the compensation committee requirements of the Nasdaq Listing Rule 5605(d) and Rule 5605(a)(2). Mr. Engel serves as Chair of the Compensation Committee. In accordance with its written charter adopted by the Board, the Compensation Committee is responsible for determining, or recommending to the Board for determination, the compensation, if any, of our Chief Executive Officer and all other executive officers. The Compensation Committee also assists the Board with matters related to compensation generally, except with respect to compensation of the directors. As none of our executive officers currently is compensated by us, the Compensation Committee will not produce and/or review a report on executive compensation practices. The Compensation Committee held one meeting in 2023.

Communication with the Board of Directors

Stockholders with questions about us are encouraged to contact Thomas B. Raterman, Corporate Secretary, 205 N. Michigan Ave, Suite 4200, Chicago IL 60601 (312) 281-6270. However, if stockholders believe that their questions have not been addressed, they may communicate with the Board directly by sending their communications to Runway Growth Finance Corp. Board of Directors, 205 N. Michigan Ave, Suite 4200, Chicago IL 60601. Stockholders should indicate clearly the director or directors to whom the communication is being sent so that each communication may be forwarded directly to the appropriate director(s).

All communications involving accounting, internal accounting controls and auditing matters, possible violations of, or non-compliance with, applicable legal and regulatory requirements or policies, or retaliatory acts against anyone who makes such a complaint or assists in the investigation of such a complaint, will be referred to the Audit Committee.

The acceptance and forwarding of a communication to any director does not imply that the director owes or assumes any fiduciary duty to the person submitting the communication, all such duties being only as prescribed by applicable law.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics which applies to, among others, our senior officers, including our Chief Executive Officer and our Chief Financial Officer, as well as any of our other officers, directors and employees. Our code of business conduct and ethics is available on our website at https://investors.runwaygrowth.com/corporate-governance/governance-overview. We will report any material amendments to or waivers of a required provision of our code of business conduct and ethics on our website and/or in a current report on Form 8-K.

Insider Trading Policies

We have adopted insider trading policies and procedures governing the purchase, sale, and disposition of our securities by our officers and directors that are reasonably designed to promote compliance with insider trading laws, rules and regulations. Our insider trading policy is attached as an exhibit to this annual report on Form 10-K.

Hedging, Speculative Trading and Pledging of Securities

Our insider trading policy prohibits our directors, executive officers and employees from engaging in any short-term trading, short sales and other speculative transactions involving our securities, including buying or selling puts or calls or other derivative securities based on our securities. In addition, such persons are prohibited under our insider trading policy from (i) entering into hedging or monetization transactions (such as zero-cost collars and forward-sale contracts) or similar arrangements, except in circumstances that are pre-approved by our chief compliance officer, and (ii) pledging our securities in a margin account or as collateral for a loan, except that our securities may be pledged as collateral for a loan (not including margin debt) if such person clearly demonstrates the financial capacity to repay the loan without resort to the pledged securities and such transaction is pre-approved by our chief compliance officer.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires directors, certain officers and ten percent stockholders to file reports of ownership and changes in ownership with the SEC. Based upon a review of filings with the SEC, we believe that all reports for the Company’s officers, directors and ten percent stockholders that were required to be filed under Section 16 of the Exchange Act were timely filed for 2023.

Item 11. Executive Compensation

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser, Runway Administrator Services, LLC, our administrator (the “Administrator”), or their affiliates, pursuant to the terms of our existing investment advisory agreement with the Adviser (the “Advisory Agreement”), and the administration agreement with the Administrator (the “Administration Agreement”), as applicable. Our day-to-day investment and administrative operations are managed by the Adviser and the Administrator. Most of the services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by the Adviser, the Administrator or their affiliates. Colleen Corwell, our Chief Compliance Officer, has been appointed pursuant to an agreement between the Company and Kroll, and is compensated by Kroll.

None of our executive officers receive direct compensation from us. We reimburse the Administrator the allocable portion of the compensation paid by the Administrator (or its affiliates) to our Chief Compliance Officer and Chief Financial Officer (based on the percentage of time such individuals devote, on an estimated basis, to our business and affairs). Certain of our executive officers and other members of the Adviser’s investment committee, including Mr. Spreng and Mr. Raterman, through their ownership interest in or management positions with the Adviser, may be entitled to a portion of any profits earned by the Adviser, which includes any fees payable to the Adviser under the terms of the Advisory Agreement, less expenses incurred by the Adviser in performing its services under the Advisory Agreement. See “Certain Relationships and Related Transactions” in Part III, Item 13 in this annual report on Form 10-K below.

We have entered into indemnification agreements with our directors and executive officers. The indemnification agreements are intended to provide our directors and executive officers the maximum indemnification permitted under Maryland law and the 1940 Act. Each indemnification agreement provides that we shall indemnify the director or executive officer who is a party to the agreement, or an “Indemnitee,” including the advancement of legal expenses, if, by reason of his or her corporate status, the Indemnitee is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding, to the maximum extent permitted by Maryland law and the 1940 Act.

Compensation of Directors

The following table sets forth the compensation received by our directors for the year ended December 31, 2023. No compensation is paid to our directors who are “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act, for their service as directors.

Name	Fees Earned or Paid in Cash(1)	All Other Compensation(2)	Total
Interested Directors
R. David Spreng	—	—	—
Brian Laibow (3)	—	—	—
Gregory Share(3)	—	—	—
Independent Directors
John F. Engel	$112,000	$—	$112,000
Gary Kovacs	$112,000	$—	$112,000
Julie Persily	$112,000	$—	$112,000

(1)
For a discussion of the Independent Directors’ compensation, see below.
(2)
We do not maintain a stock or option plan, non-equity incentive plan nor pension plan for our directors.
(3)
On July 10, 2023, Mr. Laibow informed the Board of his intent to resign as a director, effective upon the appointment by the Board of another nominee of OCM Growth in accordance with the Stockholder Agreement between the Company and OCM Growth. On August 18, 2023, the Board elected Mr. Share to fill Mr. Laibow’s position on the Board. Mr. Share was nominated by OCM Growth pursuant to the Stockholder Agreement and will serve for the remainder of Mr. Laibow’s term as a Class III director of the Company.

The Independent Directors receive an annual fee of $95,000. They also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in-person each regular meeting of the Board and $1,500 for attending any regular Board meeting telephonically. They also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in-person and $500 for attending any committee meeting telephonically, as well as $500 plus reimbursement of reasonable out-of-pocket expenses in connection with attending each special Board meeting. The Chair of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee each receive an annual fee of $5,000. We have obtained directors’ and officers’ liability insurance on behalf of our directors and officers. Independent Directors will have the option of having their directors’ fees paid in shares of our common stock issued at a price per share equal to the per share net asset value of our common stock.

Compensation Recoupment Policy

On November 2, 2023, we adopted a policy relating to the recovery of erroneously awarded compensation (the “Clawback Policy”) to comply with Nasdaq Listing Rules 5608 and 5810(c)(2)(A)(jjj), which were adopted pursuant to SEC rules promulgated under the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. This Clawback Policy applies to certain erroneously-awarded incentive-based compensation received by a covered individual on or after October 2, 2023.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2023, none of our executive officers served on the board (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on our compensation committee or on our Board. No executive officer or member of the Board participated in deliberations of the Board concerning executive officer compensation. No member of the Board had any relationship requiring disclosure under any paragraph of Item 404 of Regulation S-K.

Compensation Committee Report

Currently, we do not compensate any of our executive officers, and as such we are not required to produce a report on executive officer compensation for inclusion in our annual report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 7, 2024, the beneficial ownership of our common stock by each of our current directors, each nominee for director, each of our executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 7, 2024 are deemed to be outstanding and beneficially owned by the person holding such options or warrants. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. There is no common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 7, 2024. Percentage of ownership is based on 40,509,269 shares of common stock outstanding as of March 7, 2024.

Unless otherwise indicated, to our knowledge, each stockholder listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder, except to the extent authority is shared by their spouses under applicable law. Unless otherwise indicated, the address of all executive officers and directors is c/o Runway Growth Finance Corp., 205 N. Michigan Ave, Suite 4200, Chicago, Illinois 60601.

The Company’s directors are divided into two groups — interested directors and independent directors. Interested directors are “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of the Company.

Name	Number of Shares Beneficially Owned(1)	Percentage of Class
Interested Directors:
R. David Spreng(3)	247,882	*
Gregory Share	—	*
Independent Directors:
Gary Kovacs	60,023	*
Julie Persily	18,007	*
John F. Engel(4)	8,178	*
Executive Officers Who Are Not Directors:
Thomas B. Raterman(5)	181,947	*
Greg Greifeld	7,905	*
Colleen Corwell	—	—
Executive Officers and Directors as a Group
5% or More Holders:
OCM Growth Holdings, LLC(2)	16,492,168	40.7%

* Represents less than 1.0%.

(1)
Beneficial ownership has been determined in accordance with Rule 13d-3 of the Exchange Act.
(2)
Based on information included in the Form 4 filed by OCM Growth with the SEC on December 15, 2023. Pursuant to an irrevocable proxy, the shares held by OCM Growth must be voted in the same proportion that our other stockholders vote their shares. The following entities may be deemed to have indirect beneficial ownership of the shares of common stock held by OCM Growth: (i) Oaktree Fund GP, LLC, a Delaware limited liability company (“Fund GP”), in its capacity as the manager of OCM Growth; (ii) Oaktree GP I, L.P., a Delaware limited partnership (“GP I”), in its capacity as the managing member of GP LLC; (iii) Oaktree Capital I, L.P., a Delaware limited partnership (“Capital I”), in its capacity as the general partner of GP I LLC; (iv) OCM Holdings I, LLC, a Delaware limited liability company (“Holdings I”), in its capacity as the general partner of Capital I; (v) Oaktree Holdings, LLC, a Delaware limited liability company (“Holdings”), in its capacity as the managing member of Holdings I; (vi) Oaktree Capital Group, LLC, a Delaware limited liability company (“OCG”), in its capacity as the managing member of Holdings LLC; (vii) Oaktree Capital Group Holdings GP, LLC (“OCGH GP”), in its capacity as the duly appointed manager of OCG; (viii) Brookfield Multi-Strategy Master Fund LP, a Cayman Island exempted limited partnership (“Master Fund LP”); (ix) Brookfield Multi-Strategy Fund GP LLC, a Delaware limited liability company (“Multi-Fund Strategy Fund GP”), in its capacity as investment manager to Master Fund LP; (x) Brookfield BHS Advisors, LLC, a Delaware limited liability company (“BHS Advisors”), in its capacity as investment manager to Master Fund LP; (xi) Brookfield Public Securities Group Holdings LLC, a Delaware limited liability company (“Securities Group Holdings”), in its capacity as managing manager of BHS Advisors; (xii) Brookfield US Inc., a Delaware corporation (“Brookfield US”), in its capacity as managing member of Securities Group Holdings; (xiii) Brookfield US Holdings Inc., a Canadian corporation (“Brookfield US Holdings”), in its capacity as the sole shareholder of Brookfield US Holdings; (xiv) Brookfield Holdings Canada Inc., a Canadian corporation (“Brookfield Holdings Canada”), in its capacity as the sole shareholder of Brookfield US Holdings; (xv) Brookfield Asset Management Inc., a Canadian corporation (“BAM”) in its capacity as the indirect owner of the class A units of OCG; and (xvi) BAD Partners Trust, a Canadian corporation (“Partners,” and collectively with Fund GP, GP I, Capital I, Holdings I, Holdings, OCG, OCGH GP, Master Fund LP, Multi-Fund Strategy Fund GP, BHS Advisors, Securities Group Holdings, Brookfield US, Brookfield US Holdings, Brookfield Holdings Canada and BAM, the “Oaktree Funds”), a trust formed under the laws of Ontario, in its capacity as the sole owner of Class B Limited Voting Shares of BAM. Each Oaktree Fund disclaims beneficial ownership of all equity securities reported in the above table. OCGH GP is managed by an executive committee consisting of Howard S. Marks, Bruce A. Karsh, Sheldon M. Stone, John B. Frank and Jay S. Wintrob (the “OCGH GP Members”). In such capacity, the OCGH GP Members may be deemed to have indirect beneficial ownership of the shares of common stock held by OCM Growth. Each OCGH GP Member expressly disclaims beneficial ownership of shares of common stock held by OCM Growth, except to the extent of his respective pecuniary interest therein. The principal business address of OCM Growth is 333 South Grand Avenue, 28th Floor, Los Angeles, California 90071.
(3)
Includes 58,914 shares held by Mr. Spreng directly, 29,463 shares held by Mr. Spreng’s 401(k) Plan, and 159,505 shares held by Runway Growth Holdings LLC indirectly. The shares held by Runway Growth Holdings LLC, may be deemed to be beneficially owned by Mr. Spreng by virtue of his ownership interest in Runway Growth Holdings LLC and his position of Chief Executive Officer thereof. Mr. Spreng disclaims any beneficial ownership of these shares.
(4)
Mr. Engel’s shares are held indirectly by the John F. Engel Trust.
(5)
Includes 22,443 shares held by Mr. Raterman directly and 159,505 shares held by Runway Growth Holdings LLC indirectly. The shares held by Runway Growth Holdings LLC, may be deemed to be beneficially owned by Mr. Raterman by virtue of his ownership interest in Runway Growth Holdings LLC and his position of Chief Operating Officer and Chief Financial Officer thereof. Mr. Raterman disclaims any beneficial ownership of these shares.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of March 6, 2024:

Dollar Range of Equity
Securities Beneficially
Owned (1)(2)(3)
Interested Directors:
R. David Spreng	Over $100,000
Gregory Share	None
Independent Directors:
Gary Kovacs	Over $100,000
Julie Persily	Over $100,000
John Engel	Over $100,000

(1)
Beneficial ownership has been determined in accordance with Rule 13d-3 of the Exchange Act.
(2)
The dollar range of the Company’s equity securities beneficially owned is calculated based on the closing sales price of the Company’s common stock as reported on The Nasdaq Global Select Market as of March 6, 2024.
(3)
The dollar ranges of equity securities beneficially owned are: none; $1 – $10,000; $10,001 – $50,000; $50,001 – $100,000; and over $100,000.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain members of the Adviser’s senior investment team and the investment committee serve, or may serve, as officers, directors, members or principals of entities that operate in the same or a related line of business as we do, or of investment vehicles managed by the Adviser with similar investment objectives. Similarly, the Adviser may have other clients with similar, different or competing investment objectives.

Members of the Adviser’s senior investment team and the investment committee, in their roles at the Adviser, may face conflicts in the allocation of investment opportunities among us and other investment vehicles that are managed by the Adviser with similar or overlapping investment objectives in a manner that is fair and equitable over time and consistent with the Adviser’s allocation policy. Generally, when a particular investment would be appropriate for us as well as one or more other investment funds, accounts or vehicles that may in the future be managed by the Adviser’s senior investment team, such investment will be apportioned by the Adviser’s senior investment team in accordance with (1) the Adviser’s internal conflict of interest and allocation policies, (2) the requirements of the Investment Advisers Act of 1940, as amended, and (3) certain restrictions under the 1940 Act regarding co-investments with affiliates. Such apportionment may not be strictly pro rata, depending on the good-faith determination of all relevant factors, including differing investment objectives, diversification considerations and the terms of our or the respective governing documents of such investment funds, accounts or investment vehicles. These procedures could, in certain circumstances, limit whether a co-investment opportunity is available to us, the timing of acquisitions and dispositions of investments, the price paid or received by us for investments or the size of the investment purchased or sold by us. The Adviser believes this allocation system is fair and equitable, and consistent with its fiduciary duty to us. In particular, we have disclosed to investors how allocation determinations are made among any investment vehicles managed by the Adviser.

In the ordinary course of business, we may enter into transactions with affiliates and portfolio companies that may be considered related party transactions. In order to ensure that we do not engage in any prohibited transactions with any persons affiliated with us, we have implemented certain policies and procedures whereby certain of our executive officers screen each of our transactions for any possible affiliations between the proposed portfolio investment, us, companies controlled by us, stockholders that own more than 5% of us and our employees and directors. We will not enter into any agreements unless and until we are satisfied that doing so will not raise concerns under the 1940 Act or, if such concerns exist, we have taken appropriate actions to seek review and approval by the Board or exemptive relief for such transaction. The Board will review these procedures on an annual basis.

We may co-invest with investment funds, accounts and vehicles managed by the Adviser, where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. On August 10, 2020, we, the Adviser, and certain other funds and accounts sponsored or managed by the Adviser and/or its affiliates were granted an order (the “Order”), as amended on August 30, 2022, that permits us greater flexibility than the 1940 Act permits to negotiate the terms of co-investments if our Board of Directors determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that the ability to co-invest with similar investment structures and accounts sponsored or managed by the Adviser or its affiliates will provide additional investment opportunities and the ability to achieve greater diversification. Under the terms of the Order, a majority of our Independent Directors are required to make certain determinations in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment strategies and policies.

Advisory Agreement

We have entered into the Advisory Agreement with the Adviser. Mr. Spreng, our President, Chief Executive Officer and Chairman of our Board of Directors who is currently out on medical leave, and also serves as a member of the Adviser’s investment committee, and Mr. Raterman, our Acting President, Chief Operating Officer, Chief Financial Officer and a member of the Adviser’s investment committee, each have a direct pecuniary interest in the Adviser and an indirect pecuniary interest in the Adviser through their ownership interest in Runway Growth Holdings LLC (“Runway Growth Holdings”). Mr. Share, our director, and a member of the Adviser’s investment committee, may be deemed to have an indirect pecuniary interest in the Adviser through his role at Oaktree Capital Management, L.P. (“Oaktree”), which has a direct pecuniary interest in the Adviser. Pursuant to the Advisory Agreement, we pay the Adviser a base management fee and an incentive fee for its services. Management fee expense was $16.7 million and incentive fee expense was $19.0 million for the year ended December 31, 2023.

The Adviser is responsible for sourcing, reviewing and structuring investment opportunities for us, underwriting and conducting diligence on our investments and monitoring our investment portfolio on an ongoing basis. The Adviser’s incentive fee is based on the value of our investments and, therefore, there may be a conflict of interest when personnel of the Adviser are involved in the valuation process for our portfolio investments. See “Risk Factors" in Part I, Item 1A of this Form 10-K for more information.

Administration Agreement

We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of the Adviser, pursuant to which the Administrator is responsible for furnishing us with office facilities and equipment and will provide us with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Pursuant to the Administration Agreement, we pay the Administrator an amount equal to our allocable portion (subject to the review of the Board) of the Administrator’s overhead resulting from its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs associated with performing compliance functions. We reimbursed the Administrator $1.3 million and accrued a net payable of $0.4 million due to the Administrator for the year ended December 31, 2023, which includes amounts reimbursable to the Administrator for organizational and offering costs, professional fees and other expenses.

License Agreement

We have entered into a license agreement with the Adviser (the “License Agreement”) pursuant to which the Adviser has granted us a personal, non-exclusive, royalty-free right and license to use the name “Runway Growth Finance”. Under the License Agreement, we have the right to use the “Runway Growth Finance” name for so long as the Adviser or one of its affiliates remains our Adviser. Other than with respect to this limited license, we have no legal right to the “Runway Growth Finance” name.

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

Strategic Relationship

In December 2016, we and RGC entered into a strategic relationship with Oaktree Capital Management, L.P. ("Oaktree"). In connection with the strategic relationship, OCM Growth Holdings, LLC ("OCM Growth") purchased an aggregate of 14,571,334 shares of our common stock for an aggregate purchase price of $219.3 million in our Initial Private Offering (as defined in "Note 9 – Net Assets" in Part II, Item 8 of this form 10-K) and Second Private Offering (as defined in "Note 9 – Net Assets" in Part II, Item 8 of this form 10-K). Oaktree Opportunities Fund Xb Holdings (Delaware), L.P. ("Oaktree Opportunities") purchased 24,100 shares of our common stock in secondary transactions in 2020 and 2022. As of December 31, 2023, OCM Growth and Oaktree Opportunities Fund Xb Holdings (Delaware), L.P. (together with OCM Growth, the “OCM Holders”), each an affiliate of Oaktree, own 16,473,290 shares and 18,878 shares of our common stock, respectively, or 40.7% of the Company's outstanding shares. Pursuant to an irrevocable proxy, certain shares held by OCM Growth must be voted in the same proportion that our other stockholders vote their shares. Of the 16,492,168 shares of our common stock owned by the OCM Holders, 15,588,549 shares, or approximately 38.5% of the Company’s outstanding shares, are subject to this proxy voting arrangement.

In connection with OCM Growth’s commitment, we entered into a stockholder agreement, dated December 15, 2016, with OCM Growth, pursuant to which OCM Growth has a right to nominate a member of our Board of Directors for election for so long as OCM Growth holds shares of our common stock in an amount equal to, in the aggregate, at least one-third (33%) of OCM Growth’s initial $125.0 million capital commitment. Gregory M. Share, Managing Director of Oaktree's Global Opportunities Group in Los Angeles, serves on our Board of Directors as OCM Growth’s director nominee and is considered an interested director. OCM Growth also holds a minority interest in RGC and has the right to appoint a member of RGC’s board of managers and a member of RGC’s investment committee. Mr. Share is OCM Growth’s appointee to RGC’s board of managers and investment committee.

Director Independence

In accordance with the rules of Nasdaq, the Board annually determines the independence of each director. No director is considered independent unless the Board has determined that he or she has no material relationship with the Company. The Company monitors the status of its directors and officers through the activities of the Nominating and Corporate Governance Committee and through a questionnaire to be completed by each director no less frequently than annually, with updates periodically if information provided in the most recent questionnaire has changed.

In order to evaluate the materiality of any such relationship, the Board uses the definition of director independence set forth in the Nasdaq listing rules. Section 5605 provides that a director of a BDC shall be considered to be independent if he or she is not an “interested person” of the Company, as defined in Section 2(a)(19) of the 1940 Act. Section 2(a)(19) of the 1940 Act defines an “interested person” to include, among other things, any person who has, or within the last two years had, a material business or professional relationship with the Company or the Adviser.

The Board has determined that the following directors are independent: Mr. Engel, Mr. Kovacs and Ms. Persily (each an “Independent Director” and together, the “Independent Directors”). Based upon information requested from each such director concerning his or her background, employment and affiliations, the Board has affirmatively determined that none of the independent directors has a material business or professional relationship with the Company or its affiliates, other than in his or her capacity as a member of the Board or any committee thereof.

Mr. Spreng and Mr. Share are considered “interested persons” (as defined in the 1940 Act) of the Company. Mr. Spreng is an “interested person” of the Company as defined in Section 2(a)(19) of the 1940 Act because he is the President and Chief Executive Officer of the Company and the Chief Executive Officer and Chief Investment Officer for the Adviser. Mr. Share is an “interested person” (as defined in the 1940 Act) of the Company because he is the nominee of OCM Growth, a majority shareholder of the Company, to the Board and because he serves on the board of managers and investment committee of the Adviser.

Item 14. Principal Accountant Fees and Services

The following aggregate fees by RSM US LLP were billed for work attributable to audit, tax and other services provided to the Company in each of the fiscal years ended December 31, 2023 and 2022:

	For the years ended December 31,
	2023	2022

Audit Fees (1)	$756,532	$740,403
Audit-Related Fees (2)	—	—
Tax Fees (3)	$22,400	$22,400
All Other Fees (4)	—	—
Total Fees:	$778,932	$762,803

(1)
Audit fees include fees for services that normally would be provided by the accountant in connection with statutory and regulatory filings or engagements and that generally only the independent accountant can provide. In addition to fees for the audit of our annual financial statements and the review of our quarterly financial statements in accordance with generally accepted auditing standards, this category contains fees for comfort letters, consents, and review of documents filed with the SEC. Of the Audit Fees billed for fiscal years ended December 31, 2023 and 2022, $139,531 and $159,539, respectively, were related to the comfort letters, consents, and review of documents filed with the SEC.
(2)
Audit related fees are assurance-related services that traditionally are performed by the independent accountant, such as attest services that are not required by statute or regulation.
(3)
Tax fees include professional fees for tax compliance and tax advice.
(4)
All other fees would include fees for products and services other than the services reported above.

Pre-Approval Policy

The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by RSM US LLP, the Company’s independent registered public accounting firm. The policy requires that the Audit Committee pre-approve all audit and non-audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence. In accordance with the pre-approval policy, the Audit Committee includes every year a discussion and pre-approval of such services and the expected costs of such services for the year.

Any requests for audit, audit-related, tax and other services that have not received general pre-approval at the first Audit Committee meeting of the year must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management.

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this annual report on Form 10‑K:

(a) Consolidated Financial Statements

(1)
Consolidated Financial Statements — Refer to Part II, Item 8 of this Form 10‑K, which are filed herewith::

Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit No.	Description
3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(13)
3.3	Second Amended and Restated Bylaws(13)
4.1	Description of Securities(9)
4.2	Indenture, dated July 28, 2022, by and between Runway Growth Finance Corp. and U.S. Bank Trust Company, National Association, as trustee(20)
4.3	First Supplemental Indenture, dated July 28, 2022, by and between Runway Growth Finance Corp. and U.S. Bank Trust Company, National Association, as trustee(20)
4.4	Form of Global Note 7.50% Note Due 2027 (included as part of Exhibit 4.4)(20)
4.5	Second Supplemental Indenture, dated December 7, 2022, by and between Runway Growth Finance Corp. and U.S. Bank Trust Company, National Association, as trustee(21)
4.6	Form of Global Note 8.00% Note Due 2027 (included as part of Exhibit 4.1)(21)
9.1	Voting Proxy of OCM Growth Holdings, LLC in favor of Runway Growth Credit Fund Inc.(34)
10.1	Second Amended and Restated Investment Advisory Agreement between Runway Growth Credit Fund Inc. and Runway Growth Capital LLC, as the investment adviser(4)
10.2	Amended and Restated Administration Agreement between Runway Growth Credit Fund Inc. and Runway Administrator Services, LLC, as the administrator(12)
10.3	Stockholder Agreement between Runway Growth Credit Fund Inc. and OCM Growth Holdings, LLC(1)
10.4	Custody Agreement between Runway Growth Credit Fund Inc. and U.S. Bank National Association, as the custodian dated as of December 16, 2016(1)
10.5	First Amendment to Custody Agreement between Runway Growth Finance Corp. and U.S. Bank National Association, as the custodian, dated as of August 3, 2023(24)
10.6	Amended and Restated Dividend Reinvestment Plan,(18)
10.7	Form of Indemnification Agreement(5)
10.8	Trademark License Agreement by and between Runway Growth Capital LLC and the Runway Growth Finance Corp.(17)
10.9	Transfer Agent Agreement by and between American Stock Transfer & Trust Company, LLC and the Registrant(7)
10.10

Credit Agreement, dated as of May 31, 2019, by and among the Company, as borrower, KeyBank National Association, as administrative agent and syndication agent, CIBC Bank USA, as documentation agent, U.S. Bank National Association, as paying agent, the guarantors from time to time party thereto, and the lenders from time to time party thereto.(8)

10.11

First Amendment to Credit Agreement, dated as of November 10, 2020, among the Company, as borrower; the financial institutions party thereto as lenders; KeyBank National Association, as administrative agent and lender; CIBC Bank USA, as documentation agent and lender; and U.S. Bank National Association, as paying agent.(10)

10.12

Second Amendment to Credit Agreement, dated as of December 2, 2020, among the Company, as borrower; the financial institutions party thereto as lenders; KeyBank National Association, as administrative agent and lender; CIBC Bank USA, as documentation agent and lender; MUFG Union Bank, N.A., as co-documentation agent and lender; and U.S. Bank National Association, as paying agent.(11)

10.13

Third Amendment to Credit Agreement, dated as of June 1, 2021, among the Company, as borrower; the financial institutions party thereto as lenders; KeyBank National Association, as administrative agent and lender; CIBC Bank USA, as documentation agent and lender; MUFG Union Bank, N.A., as co-documentation agent and lender; and U.S. Bank National Association, as paying agent(15)

10.14

Fourth Amendment to Credit Agreement, dated as of August 3, 2021, among Runway Growth Credit Fund Inc., as borrower; the financial institutions party thereto as lenders; KeyBank National Association, as administrative agent and lender; CIBC Bank USA, as documentation agent and lender; MUFG Union Bank, N.A. as co-documentation agent and lender; and U.S. Bank National Association, as paying agent(12)

10.15	Master Note Purchase Agreement, dated December 10, 2021, by and among Runway Growth Finance Corp. and the Purchasers signatory thereto(16)
10.16	First Supplement to Note Purchase Agreement, dated April 13, 2023, by and between Runway Growth Finance Corp. and the Purchasers party thereto(23)
10.17

Fifth Amendment to Credit Agreement, dated as of October 19, 2021, among Runway Growth Finance Corp., as borrower; the financial institutions party thereto as lenders; KeyBank National Association, as administrative agent and lender; CIBC Bank USA, as documentation agent and lender; MUFG Union Bank, N.A. as co-documentation agent and lender; and U.S. Bank National Association, as paying agent(18)

10.18

Amended and Restated Credit Agreement, dated as of April 20, 2022, among Runway Growth Finance Corp., as borrower; the financial institutions party thereto as lenders; KeyBank National Association, as administrative agent and lender; CIBC Bank USA, as documentation agent and lender; MUFG Union Bank, N.A. as co-documentation agent and lender; and U.S. Bank National Association, as paying agent(19)

10.19

Second Amendment to the Amended and Restated Credit Agreement, dated as of January 4, 2023, among Runway Growth Finance Corp., as borrower; the financial institutions parties thereto as lenders; and KeyBank National Association, as administrative agent and lender; CIBC Bank USA, as documentation agent; MUFG Union Bank, Ltd (as successor-in-interest to MUFG Union Bank, N.A.), as documentation agent; and U.S. Bank Trust Company, National Association, as paying agent(22)

10.20

Third Amendment to the Amended and Restated Credit Agreement, dated as of March 24, 2023, among Runway Growth Finance Corp., as borrower, the financial institutions party thereto as lenders, KeyBank National Association, as administrative and lender, CIBC Bank USA, as documentation, MUFG Bank, Ltd. (as successor in interest to MUFG Bank, N.A.), as co-documentation agent, and U.S. Bank Trust Company, National Association, as paying agent*

10.21

Fourth Amendment to the Amended and Restated Credit Agreement, dated as of December 4, 2023, among Runway Growth Finance Corp., as borrower, the financial institutions party thereto as lenders, KeyBank National Association, as administrative agent and lender, CIBC Bank USA, as documentation agent, MUFG Bank, Ltd. (as successor in interest to MUFG Union Bank, N.A.), as co-documentation agent, and U.S. Bank Trust Company, National Association, as paying agent(25)

10.22

Joinder Agreement and Facility Amount Increase, dated as of December 4, 2023, among Runway Growth Finance Corp., as borrower, the financial institutions party thereto as lenders, and KeyBank National Association, as administrative agent(25)

11.1	Computation of Per Share Earnings (Included in the notes to the consolidated financial statements contained in this report)
14.1	Joint Code of Ethics(14)
19.1	Insider Trading Policy and Procedures*
21.1	List of Subsidiaries: P3 Holdco LLC - Delaware
23.1	Consent of RSM US LLP*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation*
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

(1)
Previously filed as an exhibit to the Company’s Current Report on Form 8‑K filed with the SEC on December 19, 2016.
(2)
Previously filed as an exhibit to the Company’s Current Report on Form 8‑K filed with the SEC on June 14, 2017.i
(3)
Previously filed as an exhibit to the Company’s Annual Report on Form 10‑K filed with the SEC on March 29, 2017.
(4)
Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2021.
(5)
Previously filed as an exhibit to the Company’s Registration Statement on Form 10 (File No. 000‑55544) filed with the SEC on February 12, 2016.
(6)
Previously filed as an exhibit to the Company’s Quarterly Report on Form 10‑Q filed with the SEC on November 9, 2017.
(7)
Previously filed as an exhibit to the Company’s Current Report on Form 8‑K filed with the SEC on December 28, 2018.
(8)
Previously filed as an exhibit to the Company’s Annual Report on Form 10‑K filed with the SEC on March 28, 2019.
(9)
Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2020.
(10)
Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2020.
(11)
Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2020.
(12)
Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2021.
(13)
Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2021.
(14)
Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2021.
(15)
Previously filed as an exhibit to the Company’s Registration Statement on Form N-2 (File No. 333-259824) filed with the SEC on September 27, 2021.
(16)
Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2021.
(17)
Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2021.
(18)
Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2022.
(19)
Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2022.
(20)
Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2022.
(21)
Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2022.
(22)
Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 9, 2023.
(23)
Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2023.
(24)
Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2023.
(25)
Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2023.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUNWAY GROWTH FINANCE CORP.

Date: March 7, 2024
By:
/s/ Greg Greifeld
Greg Greifeld
Acting Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 7, 2024	By:
/s/ Greg Greifeld
Greg Greifeld
Acting Chief Executive Officer
(Principal Executive Officer)

Date: March 7, 2024	By:
/s/ Thomas B. Raterman
Thomas B. Raterman
Acting President, Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

Date: March 7, 2024	By:
/s/ Gary Kovacs
Gary Kovacs
Director

Date: March 7, 2024	By:
/s/ Gregory M. Share
Gregory M. Share
Director

Date: March 7, 2024	By:
/s/ Julie Persily
Julie Persily
Director

Date: March 7, 2024	By:
/s/ John F. Engel
John F. Engel
Director