Form 10-Q
period 2024-03-31
Runway Growth Finance Corp.
filed 2024-05-07
CIK 1653384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The issuer had 39,438,460 shares of common stock, $0.01 par value per share, outstanding as of May 7, 2024.

RUNWAY GROWTH FINANCE CORP.

FORM 10‑Q FOR THE QUARTER ENDED March 31, 2024

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

RUNWAY GROWTH FINANCE CORP.

Consolidated Statements of Assets and Liabilities

(In thousands, except share and per share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Investments at fair value:
Non-control/non-affiliate investments at fair value (cost of $1,002,897 and $1,005,024, respectively)	$965,397	$972,604
Affiliate investments at fair value (cost of $58,942 and $58,861, respectively)	49,985	51,456
Control investments at fair value (cost of $950 and $950, respectively)	950	950
Investment in U.S. Treasury Bills at fair value (cost of $0 and $42,014, respectively)	—	41,999
Total investments at fair value (cost of $1,062,789 and $1,106,849, respectively)	1,016,332	1,067,009
Cash and cash equivalents	6,915	2,970
Interest and fees receivable	6,846	8,269
Other assets	845	905
Total assets	1,030,938	1,079,153
Liabilities
Debt:
Credit facility	237,000	272,000
2026 Notes	95,000	95,000
2027 Notes	152,250	152,250
Unamortized deferred debt costs	(8,336)	(9,172)
Total debt, less unamortized deferred debt costs	475,914	510,078
Incentive fees payable	13,836	12,500
Interest payable	7,935	6,764
Accrued expenses and other liabilities	3,784	2,740
Total liabilities	501,469	532,082
Commitments and contingencies (Note 8)
Net assets
Common stock, par value	414	414
Additional paid-in capital	605,108	605,110
Distributable earnings (losses)	(54,628)	(47,637)
Treasury stock	(21,425)	(10,816)
Total net assets	$529,469	$547,071

Shares of common stock outstanding ($0.01 par value, 100,000,000 shares authorized)	39,622,162	40,509,269
Net asset value per share	$13.36	$13.50

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Investment income
From non-control/non-affiliate investments:
Interest income	$34,455	$34,853
Payment-in-kind interest income	4,207	3,796
Dividend income	—	324
Fee income	620	45
From affiliate investments:
Interest income	599	292
Other income	128	—
Total investment income	40,009	39,310
Operating expenses
Management fees	3,952	3,959
Incentive fees	4,668	4,563
Interest and other debt financing expenses	10,860	10,920
Professional fees	662	548
Administration agreement expenses	564	583
Insurance expense	208	268
Tax expense	2	50
Other expenses	429	173
Total operating expenses	21,345	21,064
Net investment income	18,664	18,246
Net realized and net change in unrealized gain (loss) on investments
Net realized gain (loss) on non-control/non-affiliate investments, including U.S. Treasury Bills	—	(1,178)
Net realized gain (loss) on investments, including U.S. Treasury Bills	—	(1,178)
Net change in unrealized gain (loss) on non-control/non-affiliate investments, including U.S. Treasury Bills	(5,065)	(1,421)
Net change in unrealized gain (loss) on affiliate investments	(1,552)	(5,986)
Net change in unrealized gain (loss) on control investments	—	2,323
Net change in unrealized gain (loss) on investments, including U.S. Treasury Bills	(6,617)	(5,084)
Net realized and unrealized gain (loss) on investments	(6,617)	(6,262)
Net increase (decrease) in net assets resulting from operations	$12,047	$11,984
Net investment income per common share (basic and diluted)	$0.46	$0.45
Net increase (decrease) in net assets resulting from operations per common share (basic and diluted)	$0.30	$0.30
Weighted average shares outstanding (basic and diluted)	40,392,255	40,509,269

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Statements of Changes in Net Assets

(Unaudited)

(In thousands, except share and per share data)

	Common Stock			Paid-in Capital	Accumulated
For the Three Months Ended March 31, 2024	Shares (1)	Amount	Treasury Stock	in Excess of Par Value	Undistributed Earnings (Losses)	Total Net Assets

Balances at December 31, 2023	40,509,269	$414	$(10,816)	$605,110	$(47,637)	$547,071
Net increase (decrease) in net assets resulting from operations	—	—	—	—	12,047	12,047
Issuance of common stock	—	—	—	—	—	—
Reinvestment of dividends	—	—	—	—	—	—
Acquisition of treasury stock	(887,096)	—	(10,609)	—	—	(10,609)
Refunds (payments) of offering costs	—	—	—	—	—	—
Dividends paid to stockholders	—	—	—	—	(19,040)	(19,040)
Shares retired	(11)	—	—	—	—	—
Tax reclassification	—	—	—	(2)	2	—
Balances at March 31, 2024	39,622,162	$414	$(21,425)	$605,108	$(54,628)	$529,469

(1)	Number of shares is shown net of cumulative treasury stock repurchases of 1,758,441 shares as of March 31, 2024.

	Common Stock			Paid-in Capital	Accumulated
For the Three Months Ended March 31, 2023	Shares (1)	Amount	Treasury Stock	in Excess of Par Value	Undistributed Earnings (Losses)	Total Net Assets
Balances at December 31, 2022	40,509,269	$414	$(10,816)	$605,774	$(19,320)	$576,052
Net increase (decrease) in net assets resulting from operations	—	—	—	—	11,984	11,984
Issuance of common stock	—	—	—	—	—	—
Reinvestment of dividends	—	—	—	—	—	—
Acquisition of treasury stock	—	—	—	—	—	—
Refunds (payments) of offering costs	—	—	—	—	—	—
Dividends paid to stockholders	—	—	—	—	(18,229)	(18,229)
Tax reclassification	—	—	—	—	—	—
Balances at March 31, 2023	40,509,269	$414	$(10,816)	$605,774	$(25,565)	$569,807

(1)	Number of shares is shown net of cumulative treasury stock repurchases of 871,345 shares as of March 31, 2023.

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net increase in net assets resulting from operations	$12,047	$11,984
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(24,642)	(12,871)
Purchases of U.S. Treasury Bills	—	(34,974)
Payment-in-kind interest	(4,176)	(3,755)
Sales or repayments of investments	34,862	14,199
Sales or maturities of U.S. Treasury Bills	42,029	—
Net realized (gain) loss on investments	—	1,178
Net change in unrealized (gain) loss on investments	6,617	5,084
Amortization of fixed income premiums or accretion of discounts	(4,013)	(2,868)
Amortization of deferred debt costs	840	701
Changes in operating assets and liabilities:
(Increase) decrease in interest and fees receivable	1,423	(406)
(Increase) decrease in other assets	60	276
Increase (decrease) in incentive fees payable	1,336	764
Increase (decrease) in interest payable	1,171	2,120
Increase (decrease) in accrued expenses and other liabilities	1,044	42
Net cash provided by (used in) operating activities	68,598	(18,526)
Cash flows from financing activities
Payments of deferred debt costs	(4)	(735)
Borrowings under credit facility	10,000	55,000
Repayments under credit facility	(45,000)	(20,000)
Acquisition of treasury shares	(10,609)	—
Dividends paid to stockholders	(19,040)	(18,229)
Net cash (used in) provided by financing activities	(64,653)	16,036
Net increase (decrease) in cash and cash equivalents	3,945	(2,490)
Cash and cash equivalents at beginning of period	2,970	5,761
Cash and cash equivalents at end of period	$6,915	$3,271
Supplemental and non-cash financing cash flow information:
Taxes paid	$616	$340
Interest paid	$8,008	$7,927

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited)

March 31, 2024

(In thousands, except share and per share data)

Portfolio Company	Investment Type	Investment Description(1),(2),(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Debt Investments
	Application Software
Blueshift Labs, Inc.	Senior Secured	SOFR+6.25%, 11.25% floor, 2.00% PIK, 1.50% ETP	12/19/2023	12/15/2028	25,623	25,240	24,824	(9) (10) (11)
Circadence Corporation	Senior Secured	SOFR+9.50%, 12.26% floor, 10.00% cash cap, 7.50% ETP	12/20/2018	12/15/2025	23,446	24,796	19,213	(9) (10)
FiscalNote, Inc.	Senior Secured	PRIME+5.00%, 9.00% floor, 1.00% PIK, 5.75% ETP	10/19/2020	7/15/2027	38,698	40,363	38,426	(9) (10) (11) (13)
VTX Intermediate Holdings, Inc. (dba VertexOne)	Senior Secured	SOFR+9.00%, 9.50% floor, 10.00% cash cap, 4.50% ETP	12/28/2021	12/28/2026	88,997	89,976	88,494	(9) (10) (11)
	Total Application Software - 32.29%*					180,375	170,957

	Asset Management & Custody Banks
Betterment Holdings, Inc.	Senior Secured	PRIME+4.50%, 8.50% floor	10/6/2023	10/6/2027	8,000	7,893	7,941	(11)
	Total Asset Management & Custody Banks - 1.50%*					7,893	7,941

	Data Processing & Outsourced Services
Elevate Services, Inc.	Senior Secured	SOFR+7.50%, 12.78% floor	7/10/2023	7/10/2027	20,000	19,463	19,706	(11)
Interactions Corporation	Senior Secured	SOFR+9.26%, 9.76% floor, 3.4375% ETP	6/24/2022	6/15/2027	40,000	40,013	39,806	(10) (11)
ShareThis, Inc.	Senior Secured	SOFR+9.25%, 11.86% floor, 3.00% ETP	12/3/2018	9/30/2024	19,556	20,134	19,587	(10) (11)
	Senior Secured	SOFR+8.25%, 10.86% floor, 3.00% ETP	8/18/2020	9/30/2024	931	960	933	(10) (11)
Vesta Payment Solutions, Inc.	Senior Secured	SOFR+7.00%, 9.00% floor, 5.00% ETP	11/29/2022	11/15/2026	25,000	24,889	24,083	(10) (11)
	Total Data Processing & Outsourced Services - 19.66%*					105,459	104,115

	Education Services
Turning Tech Intermediate, Inc. (dba Echo 360, Inc.)	Senior Secured	SOFR+8.50%, 9.00% floor, 13.00% cash cap, 3.00% ETP	6/22/2021	12/14/2025	25,288	25,809	25,798	(9) (10) (11)
	Total Education Services - 4.87%*					25,809	25,798

	Electronic Equipment & Instruments
Brivo, Inc.	Senior Secured	SOFR+6.85%, 10.89% floor, 3.00% ETP	10/20/2022	10/20/2027	26,293	26,372	26,753	(10) (11)
	Total Electronic Equipment & Instruments - 5.05%*					26,372	26,753

	Health Care Equipment
Moximed, Inc.	Senior Secured	PRIME+5.25%, 8.75% floor, 3.50% ETP	6/24/2022	7/1/2027	15,000	14,957	15,412	(10) (11)
	Total Health Care Equipment - 2.91%*					14,957	15,412

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

March 31, 2024

(In thousands, except share and per share data)

Portfolio Company	Investment Type	Investment Description(1),(2),(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Debt Investments
	Health Care Technology
EBR Systems, Inc.	Senior Secured	PRIME+4.90%, 8.90% floor, 4.50% ETP	6/30/2022	6/15/2027	40,000	39,625	40,385	(10) (11) (15)
Mingle Healthcare Solutions, Inc.	Senior Secured	SOFR+9.75%, 12.26% floor, 10.50% ETP	8/15/2018	12/15/2026	4,322	4,952	3,202	(10) (24)
Nalu Medical, Inc.	Senior Secured	PRIME+2.70%, 6.70% floor, 2.00% PIK, 4.50% ETP	10/12/2022	10/12/2027	20,586	20,554	21,381	(9) (10) (11)
Route 92 Medical, Inc.	Senior Secured	SOFR+8.48%, 8.98% floor, 3.95% ETP	8/17/2021	7/1/2026	35,000	34,414	35,396	(10) (11)
SetPoint Medical Corporation	Senior Secured	SOFR+5.75%, 9.00% floor, 4.00% ETP	12/29/2022	12/1/2027	25,000	25,069	25,702	(10) (11)
	Total Health Care Technology - 23.81%*					124,614	126,066

	Human Resource & Employment Services
CloudPay, Inc.	Senior Secured	PRIME+6.25%, 10.25% floor, 2.00% ETP	9/26/2022	8/17/2027	75,000	75,028	75,761	(5) (8) (10) (11)
Snagajob.com, Inc.	Senior Secured	SOFR+8.50% PIK, 9.00% floor, 2.75% ETP	9/29/2021	9/1/2025	42,297	42,739	35,539	(9) (10) (24)
	Total Human Resource & Employment Services - 21.02%*					117,767	111,300

	Internet & Direct Marketing Retail
Madison Reed, Inc.	Senior Secured	PRIME+4.75%, 11.00% floor, 11.00% cash cap, 3.00% ETP	12/16/2022	12/16/2026	15,975	15,779	15,934	(9) (10) (11)
Marley Spoon SE	Senior Secured	SOFR+7.50%, 8.26% floor, 1.25% PIK, 1.00% ETP	6/30/2021	6/15/2027	38,051	37,939	37,850	(6) (8) (9) (10) (11)
	Total Internet & Direct Marketing Retail - 10.16%*					53,718	53,784

	Internet Software and Services
Bombora, Inc.	Senior Secured	SOFR+4.75%, 6.75% floor, 3.25% PIK, 0.96% ETP	12/26/2023	1/15/2028	28,203	28,104	28,104	(9) (10) (11)
CarNow, Inc.	Senior Secured	SOFR+7.25%, 11.75% floor, 1.00% ETP	3/22/2024	3/22/2029	20,000	17,297	17,297	(10) (11)
Skillshare, Inc.	Senior Secured	SOFR+6.50%, 10.72% floor, 3.00% ETP	11/8/2022	11/8/2026	30,000	29,887	29,580	(10) (11)
Synack, Inc.	Senior Secured	SOFR+7.00%, 11.07% floor, 1.00% ETP	12/29/2023	12/29/2028	40,000	39,786	39,786	(10) (11)
	Total Internet Software and Services - 21.68%*					115,074	114,767

	Property & Casualty Insurance
Kin Insurance, Inc.	Senior Secured	PRIME+6.25%, 12.50% floor, 3.00% ETP	9/26/2022	9/15/2026	75,000	75,144	75,437	(10) (11)
	Total Property & Casualty Insurance - 14.25%*					75,144	75,437

	System Software
3PL Central LLC (dba Extensiv)	Senior Secured	SOFR+4.50%, 6.50% floor, 2.50% PIK, 2.34% ETP	11/9/2022	11/9/2027	70,841	70,614	69,633	(9) (10) (11)
Linxup, LLC	Senior Secured	PRIME+3.25%, 11.75% floor, 2.25% ETP	11/3/2023	11/15/2027	30,000	29,558	29,558	(10) (11)
Dejero Labs Inc.	Second Lien	SOFR+5.00%, 5.50% floor, 5.00% PIK, 3.00% ETP	12/22/2021	12/22/2025	14,244	14,380	14,388	(7) (8) (9) (10) (11)
	Total System Software - 21.45%*					114,552	113,579

Total Debt Investments - 178.65%*						961,734	945,909

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

March 31, 2024

(In thousands, except share and per share data)

Portfolio Company	Investment Type	Investment Description(1),(2),(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Equity Investments
	Advertising
Minute Media Inc.	Equity	Preferred Stock	12/13/2023	N/A	1,030	120	120	(5) (12)
	Equity	Common Stock	12/13/2023	N/A	134	16	16	(5) (12)
	Total Advertising - 0.03%*					136	136

	Application Software
Aria Systems, Inc.	Equity	Series G Preferred Stock	7/10/2018	N/A	289,419	250	127	(12)
FiscalNote, Inc.	Equity	Common Stock	10/19/2020	N/A	230,881	438	307	(12) (13) (16)
	Total Application Software - 0.08%*					688	434

Health Care Technology
CareCloud, Inc.	Equity	11% Series A Cumulative Redeemable Perpetual Preferred Stock	1/8/2020	N/A	462,064	12,132	2,777	(12) (14) (16)
	Total Health Care Technology - 0.52%*					12,132	2,777

	Human Resource & Employment Services
Snagajob.com, Inc.	Equity	Convertible Note	10/26/2023	12/31/2026	1,357	1,357	1,023	(12) (20) (24)
	Total Human Resource & Employment Services - 0.19%*					1,357	1,023

	Internet & Direct Marketing Retail
Marley Spoon SE	Equity	Common Stock	7/7/2023	N/A	46,004	410	170	(6) (12) (16) (19)
	Total Internet & Direct Marketing Retail - 0.03%*					410	170

	Technology Hardware, Storage & Peripherals
Quantum Corporation	Equity	Common Stock	8/13/2021	N/A	459,720	2,607	274	(8) (12) (14) (16)
zSpace, Inc.	Equity	Common Stock	12/31/2020	N/A	6,078,499	1,119	—	(12)
	Total Technology Hardware, Storage & Peripherals - 0.06%*					3,726	274

Total Equity Investments - 0.91%*						18,449	4,814

Warrants
	Application Software
3DNA Corp. (dba NationBuilder)	Warrants	Series C-1 Preferred Stock	12/28/2018	12/28/2028	273,164	104	—	(12)
Aria Systems, Inc.	Warrants	Series G Preferred Stock	6/29/2018	6/29/2028	2,387,705	1,048	1,049	(12)
Blueshift Labs, Inc.	Warrants	Success fee	12/19/2023	N/A	N/A	167	168	(12) (18)
Circadence Corporation	Warrants	Series A-6 Preferred Stock	12/20/2018	12/20/2028	1,538,462	3,630	31	(12)
	Warrants	Series A-6 Preferred Stock	10/31/2019	10/31/2029	384,615	846	8	(12)
	Warrants	Success fee	12/21/2023	N/A	N/A	304	290	(12) (18)
Dtex Systems, Inc.	Warrants	Series C-Prime Preferred Stock	6/1/2018	6/1/2025	500,000	59	325	(12)
	Warrants	Series C-Prime Preferred Stock	7/11/2019	7/11/2026	833,333	115	541	(12)
FiscalNote, Inc.	Warrants	Earnout	7/29/2022	7/29/2027	N/A	127	20	(12) (13) (18)
	Total Application Software - 0.46%*					6,400	2,432

	Asset Management & Custody Banks
Betterment Holdings, Inc.	Warrants	Common Stock	10/6/2023	10/6/2033	7,680	35	134	(12)
	Warrants	Common Stock	10/6/2023	10/6/2033	9,818	40	10	(12)
	Total Asset Management & Custody Banks - 0.03%*					75	144

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

March 31, 2024

(In thousands, except share and per share data)

Portfolio Company	Investment Type	Investment Description(1),(2),(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants
	Biotechnology
Mustang Bio, Inc.	Warrants	Common Stock	3/4/2022	3/4/2032	49,869	315	28	(12) (14)
TRACON Pharmaceuticals, Inc.	Warrants	Common Stock	9/2/2022	9/2/2032	150,753	226	40	(12) (14)
	Total Biotechnology - 0.01%*					541	68

	Computer & Electronics Retail
Massdrop, Inc.	Warrants	Series B Preferred Stock	7/22/2019	7/22/2029	848,093	183	—	(12)
	Total Computer & Electronics Retail - 0.00%*					183	—

	Data Processing & Outsourced Services
Elevate Services, Inc.	Warrants	Series C Preferred Stock	7/10/2023	7/10/2033	248,997	447	379	(12)
Interactions Corporation	Warrants	Common Stock	6/24/2022	6/24/2032	189,408	219	17	(12)
ShareThis, Inc.	Warrants	Series D-3 Preferred Stock	12/3/2018	12/3/2028	647,615	2,162	471	(12)
	Total Data Processing & Outsourced Services - 0.16%*					2,828	867

	Electronic Equipment & Instruments
Brivo, Inc.	Warrants	Series A-2 Preferred Stock	10/20/2022	10/20/2032	201,000	98	267	(12)
Epic IO Technologies, Inc.	Warrants	Success fee	12/17/2021	12/17/2028	N/A	505	419	(12) (18)
	Total Electronic Equipment & Instruments - 0.13%*					603	686

	Health Care Equipment
Moximed, Inc.	Warrants	Series C Preferred Stock	6/24/2022	6/24/2032	214,285	175	143	(12)
Revelle Aesthetics, Inc.	Warrants	Series A-2 Preferred Stock	3/30/2022	3/30/2032	115,591	126	32	(12)
	Total Health Care Equipment - 0.03%*					301	175

	Health Care Technology
Allurion Technologies, Inc.	Warrants	Common Stock	3/30/2021	1/22/2025	132,979	282	—	(12) (13) (25)
	Warrants	Common Stock	6/14/2022	1/22/2025	46,256	141	—	(12) (13) (25)
	Warrants	Common Stock	9/15/2022	1/22/2025	46,256	144	—	(12) (13) (25)
	Warrants	Earnout	8/2/2023	8/1/2028	N/A	—	11	(12) (13) (18) (25)
EBR Systems, Inc.	Warrants	Success fee	6/30/2022	6/30/2032	N/A	605	707	(12) (15) (18)
Mingle Healthcare Solutions, Inc.	Warrants	Series CC Preferred Stock	8/15/2018	8/15/2028	1,770,973	492	—	(12)
Nalu Medical, Inc.	Warrants	Series D-2 Preferred Stock	10/12/2022	10/12/2032	91,717	173	100	(12)
Route 92 Medical, Inc.	Warrants	Success fee	8/17/2021	8/17/2031	N/A	835	855	(12) (18)
SetPoint Medical Corporation	Warrants	Series B Preferred Stock	6/29/2021	6/29/2031	400,000	14	212	(12)
	Warrants	Series B Preferred Stock	12/29/2022	12/29/2032	600,000	74	318	(12)
VERO Biotech LLC	Warrants	Success fee	12/29/2020	12/29/2025	N/A	377	388	(12) (18)
	Total Health Care Technology - 0.49%*					3,137	2,591

	Human Resource & Employment Services
CloudPay, Inc.	Warrants	Series B Preferred Stock	6/30/2020	6/30/2030	11,273	218	1,160	(5) (8) (12)
	Warrants	Series D Preferred Stock	8/17/2021	8/17/2031	3,502	52	123	(5) (8) (12)
	Warrants	Series D Preferred Stock	9/26/2022	9/26/2032	5,252	176	185	(5) (8) (12)
Snagajob.com, Inc.	Warrants	Warrant for Series B-1 Preferred Stock	9/29/2021	9/29/2031	763,269	343	—	(12)
	Total Human Resource & Employment Services - 0.28%*					789	1,468
See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

March 31, 2024

(In thousands, except share and per share data)

Portfolio Company	Investment Type	Investment Description(1),(2),(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants
	Internet & Direct Marketing Retail
Madison Reed, Inc.	Warrants	Success fee	12/16/2022	N/A	N/A	209	214	(12) (18)
	Total Internet & Direct Marketing Retail - 0.04%*					209	214

	Internet Software and Services
Bombora, Inc.	Warrants	Common Stock	3/31/2021	3/31/2031	121,581	175	114	(12)
	Warrants	Common Stock	12/26/2023	12/26/2033	48,632	43	46	(12)
CarNow, Inc.	Warrants	Common Stock	3/22/2024	3/22/2034	200,000	2,400	2,400	(12)
Fidelis Cybersecurity, Inc.	Warrants	Common Stock	3/25/2022	3/25/2032	N/A	79	—	(12) (17)
INRIX, Inc.	Warrants	Common Stock	7/26/2019	7/26/2029	150,804	522	684	(12)
Longtail Ad Solutions, Inc. (dba JW Player)	Warrants	Common Stock	12/12/2019	12/12/2029	387,596	47	320	(12)
Skillshare, Inc.	Warrants	Success fee	11/8/2022	N/A	N/A	301	422	(12) (18)
Synack, Inc.	Warrants	Common Stock	12/29/2023	6/30/2032	116,908	147	174	(12)
	Total Internet Software and Services - 0.79%*					3,714	4,160

	Property & Casualty Insurance
Kin Insurance, Inc.	Warrants	Series D-3 Preferred Stock	9/26/2022	9/26/2032	41,576	302	385	(12)
	Warrants	Series D-3 Preferred Stock	5/5/2023	9/26/2032	11,549	69	107	(12)
	Warrants	Series D-3 Preferred Stock	8/25/2023	9/26/2032	9,239	55	86	(12)
	Total Property & Casualty Insurance - 0.11%*					426	578

	Specialized Consumer Services
AllClear ID, Inc.	Warrants	Common Stock	8/31/2017	8/31/2027	523,893	1,053	—	(12)
	Warrants	Common Stock	10/17/2018	8/31/2027	346,621	697	—	(12)
Credit Sesame, Inc.	Warrants	Common Stock	1/7/2020	1/7/2030	191,601	425	365	(12)
	Total Specialized Consumer Services - 0.07%*					2,175	365

	System Software
Dejero Labs Inc.	Warrants	Common Stock	5/31/2019	5/31/2029	333,621	192	234	(7) (8) (12)
Linxup, LLC	Warrants	Success fee	11/3/2023	11/3/2033	N/A	253	329	(12) (18)
Scale Computing, Inc.	Warrants	Common Stock	3/29/2019	3/29/2029	9,665,667	346	—	(12)
	Total System Software - 0.11%*					791	563

	Technology Hardware, Storage & Peripherals
RealWear, Inc.	Warrants	Series A Preferred Stock	10/5/2018	10/5/2028	112,451	136	158	(12)
	Warrants	Series A Preferred Stock	12/28/2018	12/28/2028	22,491	25	31	(12)
	Warrants	Series A Preferred Stock	6/27/2019	6/27/2029	123,894	381	174	(12)
	Total Technology Hardware, Storage & Peripherals - 0.07%*					542	363

Total Warrants - 2.78%*						22,714	14,674

Total Non-Control/Non-Affiliate Investments - 182.34%*						1,002,897	965,397

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

March 31, 2024

(In thousands, except share and per share data)

Portfolio Company	Investment Type	Investment Description(1),(2),(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Affiliate Investments								(22)
Debt Investments
	Health Care Technology
Gynesonics, Inc.	Senior Secured	SOFR+8.75%, 8.00% ceiling, 5.00% ETP	3/1/2023	11/30/2026	25,595	25,978	23,656	(10) (11)
	Total Health Care Technology - 4.47%*					25,978	23,656

Total Debt Investments - 4.47%*						25,978	23,656

Equity Investments
	Application Software
Coginiti Corp	Equity	Common Stock	3/9/2020	N/A	1,040,160	4,551	124	(12)
	Total Application Software - 0.02%*					4,551	124

	Health Care Technology
Gynesonics, Inc.	Equity	Series A-2 Preferred Stock	3/1/2023	N/A	3,266,668	25,000	21,246	(12) (26)
	Equity	Series A-1 Preferred Stock	10/24/2023	N/A	3,100,000	3,100	4,540	(12) (26)
	Total Health Care Technology - 4.87%*					28,100	25,786

Total Equity Investments - 4.89%*						32,651	25,910

Warrants
	Application Software
Coginiti Corp	Warrants	Common Stock	3/9/2020	3/9/2030	811,770	—	95	(12)
	Total Application Software - 0.02%*					—	95

	Health Care Technology
Gynesonics, Inc.	Warrants	Success fee	3/1/2023	3/1/2030	N/A	313	324	(12) (18)
	Total Health Care Technology - 0.06%*					313	324

Total Warrants - 0.08%*						313	419

Total Affiliate Investments - 9.44%*						58,942	49,985

Control Investments								(23)
Equity Investments
	Data Processing & Outsourced Services
Pivot3, Inc.	Equity	Equity Interest	12/31/2023	N/A	N/A	950	950	(12) (21)
	Total Data Processing & Outsourced Services - 0.18%*					950	950

Total Equity Investments - 0.18%*						950	950

Total Control Investments - 0.18%*						950	950

Total Investments - 191.96%*						$1,062,789	$1,016,332

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

March 31, 2024

(1)

Disclosures of interest rates on notes include cash interest rates and payment-in-kind ("PIK") interest rates, as applicable. Unless otherwise indicated, all of the Company's variable interest rate debt instruments bear interest at a rate that is determined by reference to the U.S. Prime Rate, the 1-month Secured Overnight Financing Rate ("SOFR"), or the 3-month Secured Overnight Financing Rate ("SOFR"). At March 31, 2024, the U.S. Prime Rate was 8.50%, the 1-Month SOFR was 5.33%, and the 3-Month SOFR was 5.30%.

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

(3)	Investments are held at Fair Value net of the Fair Value of Unfunded Commitments. Refer to "Note 8 – Commitments and Contingencies" for additional detail.
(4)	All portfolio companies are domiciled in the United States, unless otherwise noted.
(5)	Portfolio company is domiciled in the United Kingdom. Fair value of United-Kingdom-domiciled investments represents 14.61% of net assets.
(6)	Portfolio company is domiciled in Germany. Fair value of Germany-domiciled investments represents 7.18% of net assets.
(7)	Portfolio company is domiciled in Canada. Fair value of Canadian-domiciled investments represents 2.76% of net assets.
(8)

Investment is not a qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. The fair value of non-qualifying assets represent 12.64% of total assets as of March 31, 2024. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying assets until such time as it complies with the requirements of Section 55(a).

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
(21)

The assets recovered on the senior secured term loan to Pivot 3, Inc. was contributed to P3 Holdco LLC by the Company, a wholly owned subsidiary of the Company. For more information, refer to "Note 2 — Summary of Significant Accounting Policies, Principles of Consolidation"

(22)

Affiliate portfolio company as defined under the 1940 Act in which the Company owns between 5% and 25% (inclusive) of the investment's voting securities and does not have rights to maintain greater than 50% representation on the board.

(23)	Control portfolio company, as defined under the 1940 Act, in which the Company owns more than 25% of the investment’s voting securities or has greater than 50% representation on its board.
(24)	Investment is on non-accrual status as of March 31, 2024 and is therefore considered non-income producing.
(25)	Sale of equity security is subject to a lock-up period until January 22, 2025
(26)	Gynesonics, Inc. has the right of first refusal on sale of preferred stock.
*	Fair value as a percentage of net assets.

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP

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

RUNWAY GROWTH FINANCE CORP.

 Consolidated Schedule of Investments – (continued)

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company	Investment Type	Investment Description(1),(2),(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants
	Internet & Direct Marketing Retail
Madison Reed, Inc.	Warrants	Success fee	12/16/2022	N/A	N/A	143	154	(12) (18)
	Total Internet & Direct Marketing Retail - 0.03%*					143	154

	Internet Software and Services
Bombora, Inc.	Warrants	Common Stock	3/31/2021	3/31/2031	121,581	174	104	(12)
	Warrants	Common Stock	12/26/2023	12/26/2033	48,632	43	41	(12)
Fidelis Cybersecurity, Inc.	Warrants	Common Stock	3/25/2022	3/25/2032	N/A	79	—	(12) (17)
INRIX, Inc.	Warrants	Common Stock	7/26/2019	7/26/2029	150,804	522	735	(12)
Longtail Ad Solutions, Inc. (dba JW Player)	Warrants	Common Stock	12/12/2019	12/12/2029	387,596	47	321	(12)
Skillshare, Inc.	Warrants	Success fee	11/8/2022	11/8/2026	N/A	301	294	(12) (18)
Synack, Inc.	Warrants	Common Stock	12/29/2023	6/30/2032	116,908	147	147	(12)
	Total Internet Software and Services - 0.30%*					1,313	1,642

	Property & Casualty Insurance
Kin Insurance, Inc.	Warrants	Series D-3 Preferred Stock	9/26/2022	9/26/2032	41,576	302	292	(12)
	Warrants	Series D-3 Preferred Stock	5/5/2023	9/26/2032	11,549	69	81	(12)
	Warrants	Series D-3 Preferred Stock	8/25/2023	9/26/2032	9,239	55	65	(12)
	Total Property & Casualty Insurance - 0.08%*					426	438

	Specialized Consumer Services
AllClear ID, Inc.	Warrants	Common Stock	8/31/2017	8/31/2027	523,893	1,053	—	(12)
	Warrants	Common Stock	10/17/2018	8/31/2027	346,621	697	—	(12)
Credit Sesame, Inc.	Warrants	Common Stock	1/7/2020	1/7/2030	191,601	425	373	(12)
	Total Specialized Consumer Services - 0.07%*					2,175	373

	System Software
Dejero Labs Inc.	Warrants	Common Stock	5/31/2019	5/31/2029	333,621	192	268	(7) (8) (12)
Linxup, LLC	Warrants	Success fee	11/3/2023	11/3/2033	N/A	253	294	(12) (18)
Scale Computing, Inc.	Warrants	Common Stock	3/29/2019	3/29/2029	9,665,667	346	—	(12)
	Total System Software - 0.10%*					791	562

	Technology Hardware, Storage & Peripherals
RealWear, Inc.	Warrants	Series A Preferred Stock	10/5/2018	10/5/2028	112,451	136	178	(12)
	Warrants	Series A Preferred Stock	12/28/2018	12/28/2028	22,491	25	36	(12)
	Warrants	Series A Preferred Stock	6/27/2019	6/27/2029	123,894	381	196	(12)
	Total Technology Hardware, Storage & Peripherals - 0.07%*					542	410

Total Warrants - 2.19%*						20,247	11,971

Total Non-Control/Non-Affiliate Investments - 177.78%*						1,005,024	972,604

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

RUNWAY GROWTH FINANCE CORP.

 Consolidated Schedule of Investments – (continued)

December 31, 2023

(1)

Disclosures of interest rates on notes include cash interest rates and payment-in-kind ("PIK") interest rates, as applicable. Unless otherwise indicated, all of the Company's variable interest rate debt instruments bear interest at a rate that is determined by reference to the U.S. Prime Rate, the 1-month Secured Overnight Financing Rate ("SOFR"), or the 3-month Secured Overnight Financing Rate ("SOFR"). At December 31, 2023, the U.S. Prime Rate was 8.50% the 1-Month SOFR was 5.35%. and the 3-Month SOFR was 5.35%.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited consolidated financial statements of the Company are prepared on the accrual basis of accounting in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and pursuant to the requirements for reporting on Form 10‑Q and Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is an investment company following the specialized accounting and reporting guidance specified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies.

In the opinion of management, all adjustments, all of which were of a normal recurring nature, considered necessary for the fair presentation of financial statements for the interim period have been included. The results of operations for the current interim period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2024. The interim unaudited consolidated financial statements and notes hereto should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the "SEC") on March 7, 2024.

Certain items in the March 31, 2023 and December 31, 2023 consolidated financial statements have been reclassified to conform to the March 31, 2024 presentation with no effect on the "Total net assets" on the Consolidated Statements of Assets and Liabilities, no effect on the "Net increase (decrease) in net assets resulting from operations" on the Consolidated Statements of Operations, and no effect to the "Net increase (decrease) in cash and cash equivalents" on the Consolidated Statements of Cash Flows.

Principles of Consolidation

Under ASC 946, the Company is precluded from consolidating portfolio company investments, including those in which it has a controlling interest, unless the portfolio company is another investment company. An exception to this general principle occurs if the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception. Therefore, the Company’s investment portfolio is carried on the Consolidated Statements of Assets and Liabilities at fair value, as discussed further in “Note 4 — Investments,” with any adjustments to fair value recognized as "Net change in unrealized gain (loss) on investments” on the Consolidated Statements of Operations.

The Company’s consolidated operations include the activities of its wholly owned subsidiary, P3 Holdco LLC ("P3 Holdco") and P3 Holdco’s wholly owned subsidiary Pivot3, Inc. The subsidiaries are consolidated and included in the Company’s consolidated financial statements and the assets of Pivot3, Inc. are recorded at fair value. All intercompany balances and transactions have been eliminated. Refer to the Schedule of Investments for the Company’s equity interest in Pivot3, Inc. as of December 31, 2023.

Runway-Cadma I LLC

As announced on March 7, 2024, effective March 6, 2024, the Company entered into a joint venture agreement with Cadma Capital Partners LLC ("Cadma") to create and co-manage Runway-Cadma I LLC (“Runway-Cadma LLC” or the “JV”). The JV may invest in secured loans to growth-stage companies that have been originated by the Company. The Company and Cadma committed to initially provide $35.0 million and $35.0 million, respectively, of equity capital to the JV. The JV is capitalized as investment transactions are completed. All portfolio decisions and generally all other actions in respect of the JV must be approved by the board of managers of the JV consisting of an equal number of representatives of the Company and Cadma. Capital contributions are called from the Company and Cadma on a pro-rata basis based on their total capital commitments. As of March 31, 2024, the Company's and Cadma's ownership of the JV was 50% and 50%, respectively.

As permitted under Regulation S-X and consistent with the guidance in ASC 946-810-45-3, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. As the Company’s representatives do not comprise the majority of the board of managers of the JV and the Company does not hold a majority of the economic interests in the JV, the Company does not consolidate the JV in its financial statements.

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

Cash and Cash Equivalents

Cash consists solely of funds deposited with financial institutions, while cash equivalents consist of short-term liquid investments in money market funds. Cash and cash equivalents are carried at cost, which approximates fair value. As of March 31, 2024, the Company had $6.2 million invested in money market funds. As of December 31, 2023, the Company did not have any cash invested in money market funds. Interest earned in money market funds are recorded in "Other income" on the Consolidated Statements of Operations.

Debt and Deferred Debt Costs

The debt of the Company is carried at amortized cost, which is comprised of the principal amount borrowed, net of unamortized debt issuance costs on the Consolidated Statements of Assets and Liabilities. Debt issuance costs are fees and other direct incremental costs incurred by the Company in relation to debt financing and are recognized as "Unamortized deferred debt costs" on the Consolidated Statements of Assets and Liabilities and amortized over the life of the related debt instrument, or the life of the cost respective service if shorter, using the straight-line method, which closely approximates the effective yield method. To the extent there are no outstanding borrowings, the deferred debt costs are presented as an asset on the Consolidated Statements of Assets and Liabilities.

Amortization of deferred debt costs and interest expense on the outstanding principal balance are recorded in "Interest and other debt financing expenses" on the Consolidated Statements of Operations. Accrued but unpaid interest is included within "Interest payable" on the Consolidated Statements of Assets and Liabilities. For more information, refer to “Note 7 – Borrowings.”

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

Investment Transactions and Related Investment Income

Security transactions, if any, are recorded on a trade-date basis. Realized gains or losses from the repayment or sale of investments are measured using the specific identification method. The amortized cost basis of investments represents the original cost adjusted for the accretion/amortization of discounts and premiums and upfront loan origination fees. The Company reports changes from the prior period in fair value of investments that are measured at fair value as a component of "Net change in unrealized gain (loss) on investments" on the Consolidated Statements of Operations.

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

The Company currently holds, and expects to hold in the future, some investments in its portfolio that contain payment-in-kind (“PIK”) interest provisions. PIK interest is computed at the contractual rate specified in each loan agreement and is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount of income the Company is required to distribute to stockholders to maintain its qualification as a RIC for U.S. federal income tax purposes, even though the Company has not yet collected the cash. For the three months ended March 31, 2024, approximately 10.5% of the Company’s total investment income was attributable to non-cash PIK interest. For the three months ended March 31, 2023, approximately 9.7% of the Company’s total investment income was attributable to non-cash PIK interest.

Investments Denominated in Foreign Currency

At each balance sheet date, portfolio company investments denominated in foreign currencies are translated into U.S. dollars using the spot exchange rate on the last business day of the period. Purchases and sales of foreign portfolio company investments, and any income from such investments, are translated into U.S. dollars using the rates of exchange prevailing on the respective dates of such transactions. As of March 31, 2024, and December 31, 2023, the Company held one investment denominated in a foreign currency.

Although the fair values of foreign portfolio company investments and the fluctuation in such fair values are translated into U.S. dollars using the applicable foreign exchange rates described above, the Company does not isolate the portion of the change in fair value resulting from foreign currency exchange rates fluctuations from the change in fair value of the underlying investment. All fluctuations in fair value are included in "Net change in unrealized gain (loss) on investments" on the Company’s Consolidated Statements of Operations.

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

As of March 31, 2024, and December 31, 2023, the Company has not written off any accrued and uncollected PIK interest. As of March 31, 2024, the Company has two loans on non-accrual status; one loan to Mingle Healthcare Solutions, Inc. with a cost basis of $5.0 million and a fair value of $3.2 million, and one loan to Snagajob, Inc, with a cost basis of $42.7 million and a fair value of $35.5 million representing 3.8% of the Company’s total investment portfolio. From being placed on non-accrual status through March 31, 2024, cumulative interest of $0.2 million would be receivable from Mingle Healthcare Solutions and not recorded in "Interest income" on the Consolidated Statements of Operations. As of December 31, 2023, the Company did not have any loans on non-accrual status.

Fair Value Measurements

The Company measures the value of its financial instruments at fair value in accordance with ASC Topic 820, Fair Value Measurements and Disclosure (“ASC Topic 820”), issued by the FASB. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The investment portfolio of the Company is reported at fair value on the Consolidated Statements of Assets and Liabilities. With the exception of the Company’s borrowings, which are reported at amortized cost, all assets and liabilities approximate fair value on the Statements of Assets and Liabilities. For more information on financial instruments reported at cost, refer to "Note 5 – Fair Value of Financial Instruments."

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

Rule 2a-5 under the 1940 Act established additional requirements for determining fair value of a BDC's investments in good faith for purposes of the 1940 Act. Rule 2a-5 permits boards, in compliance with certain conditions, to designate certain parties to perform fair value determinations, subject to board oversight. Rule 2a-5 also defines when market quotations are "readily available" for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. Rule 31a-4 under the 1940 Act established additional recordkeeping requirements related to fair value determinations. Although the Company adopted certain revisions to its valuation policies and procedures to comply with Rule 2a-5 and Rule 31a-4, the Company's board of directors (the "Board of Directors") has not elected to designate a valuation designee.

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
•
The Audit Committee of the Board of Directors (the "Audit Committee") then reviews these preliminary valuations from RGC and the independent valuation firm, if any, and makes a recommendation to the Board of Directors regarding such valuations; and
•
The Board of Directors reviews the recommended preliminary valuations and determines the fair value of each investment in the Company’s portfolio, in good faith, based on the input of RGC, the independent valuation firm(s) and the Audit Committee.

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

The Audit Committee assists the Board of Directors in valuing investments that are not publicly traded or for which current market values are not readily available. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to portfolio investments for which market quotations are not readily available, the Board of Directors, with the assistance of the Audit Committee, RGC and its senior investment team and independent valuation agents, is responsible for determining, in good faith, the fair value in accordance with the valuation policy approved by the Board of Directors. If more than one valuation method is used to measure fair value, the results are evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results. The Company considers a range of fair values based upon the valuation techniques utilized and selects the value within that range that was most representative of fair value based on current market conditions as well as other factors RGC’s senior investment team considers relevant.

The Board of Directors makes this fair value determination on a quarterly basis and any other time when a decision regarding the fair value of the portfolio investments is required. A determination of fair value involves subjective judgments and estimates and depends on the facts and circumstances. Due to the inherent uncertainty of determining the fair value of portfolio investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

This valuation process includes, among other things, evaluating the underlying investment performance, the portfolio company’s current financial condition and ability to raise additional capital, as well as macro-economic events that may impact valuations. These events include, but are not limited to, current market yields and interest rate spreads of similar securities as of the measurement date. Significant increases (decreases) in these unobservable inputs could result in significantly higher (lower) fair value measurements.

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

Success fees are valued utilizing scenario analysis. Fair value is determined based the potential success fee proceeds under varied timing of liquidity events during the life of the success fee agreement. At each potential exit scenario, a probability is ascribed based on the current expectations of an exit event for the portfolio company. The probability weighted value at each respective exit date is discounted to a present value and summed together to arrive at the fair value.

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

Equity Investments

The fair value of an equity investment in a privately held company is initially the face value of the amount invested. The Company adjusts the fair value of equity investments in private companies upon the completion of a new third-party round of equity financing subsequent to the Company’s investment. The Company may make adjustments to fair value, absent a new equity financing event, based upon positive or negative changes in a portfolio company’s financial or operational performance. The Company may also reference comparable transactions and/or secondary market transactions in connection with its determination of fair value. The fair value of an equity investment in a publicly traded company is based upon the closing public share price on the date of measurement. These assets are recorded at fair value on a recurring basis. Money market funds are valued based on the published net asset value per share on the day of valuation and are included in "Cash and cash equivalents" on the Consolidated Statements of Assets and Liabilities.

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

Investments are recognized when the Company assumes an obligation to acquire a financial instrument and assumes the risks for gains or losses related to that instrument. Investments are derecognized when the Company assumes an obligation to sell a financial instrument and foregoes the risks for gains or losses related to that instrument. Specifically, the Company records all security transactions on a trade date basis. Investments in other, non-security financial instruments, such as limited partnerships or private companies, are recorded on the basis of subscription date or redemption date, as applicable. Amounts for investments recognized or derecognized but not yet settled will be reported as receivables for investments sold and payables for investments acquired, respectively, on the Consolidated Statements of Assets and Liabilities.

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

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted-average number of common shares outstanding for the period presented. For the three months ended March 31, 2024 and 2023, basic and diluted earnings (loss) per share of common stock were the same because there were no potentially dilutive securities outstanding. Per share data is based on the weighted-average shares outstanding.

Comprehensive Income

The Company reports all changes in comprehensive income in the Consolidated Statements of Operations. The Company did not have any other comprehensive income in 2024 or 2023. The Company’s comprehensive income is equal to its "Net increase (decrease) in net assets resulting from operations" on the Consolidated Statements of Operations.

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

Offering costs related to the Second Private Offering (as defined in "Note 9 – Net Assets") were accumulated and charged to additional paid in capital at the time of each closing beginning in 2019. These offering costs related to the Second Private Offering were subject to a cap of $0.6 million, excluding placement agent fees which had no cap, of which the Company will bear the cost. At the completion of the Second Private Offering, the Company had accumulated and recorded $0.7 million in offering costs and $0.2 million in placement agent fees related to the Second Private Offering. Under the terms of the Second Private Offering, offering costs in excess of $0.6 million, excluding placement agent fees, were reimbursed by RGC.

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

Current Expected Credit Losses

The Company measures current expected credit losses (“CECL”) for financial instruments held at amortized cost based on ASC No. 326, Financial Instruments – Credit Losses (“ASC 326”). The Company adopted ASC 326 on January 1, 2020. ASC 326 introduces a new allowance for credit losses methodology and requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL methodology utilizes a lifetime “expected credit loss” methodology for the recognition of credit losses for receivables and loans subject to CECL at the time the financial asset is originated or based on historical experience and current conditions, as well as reasonable and supportable forecasts incorporating forward-looking information. The allowance for credit losses (the “CECL Reserve”) required under ASC 326 is deducted from the respective financial asset's amortized cost basis on the Company’s Consolidated Statements of Assets and Liabilities. The expected credit losses are adjusted each period for changes in expected lifetime credit losses through a provision for current expected credit losses recognized on the Consolidated Statements of Operations. As permitted by ASC 326, the Company has elected not to measure an allowance for credit losses on accrued interest receivable, but rather write-off in a timely manner by reversing interest income that would likely be uncollectible.

As of March 31, 2024, and December 31, 2023, the amortized cost basis of financial assets subject to CECL recorded within "Interest and fees receivable" on the Consolidated Statements of Assets and Liabilities was $0.4 million and $2.3 million, respectively. As of March 31, 2024, and December 31, 2023, the Company's interest receivable excluded from the amortized cost basis of financial assets subject to CECL was $6.7 million and $6.0 million, respectively. As of March 31, 2024, and December 31, 2023, the Company had recorded a CECL reserve within "Interest and fees receivable" on the Consolidated Statements of Assets and Liabilities of $0.2 million, and $0, respectively.

Recently Adopted Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, "Fair Value Measurement (Topic 820) - Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions", which was issued to (1) clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The new guidance is effective for interim and annual periods beginning after December 15, 2023. The Company adopted the guidance on January 1, 2024, and its adoption did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). This change is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss and assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures and providing new disclosure requirements for entities with a single reportable segment, among other new disclosure requirements. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. Although the ASU only requires additional disclosure about the Company's operating segment, the Company is currently evaluating the impact of adopting this guidance with respect to the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

Note 3 – Related Party Agreements and Transactions

Advisory Agreement

On November 29, 2016, the Board of Directors approved an investment advisory agreement between RGC and the Company, under which RGC, subject to the overall supervision of the Board of Directors, manages the day-to-day operations of and provides investment advisory services to the Company (together with a subsequent amendment thereto, the “Prior Advisory Agreement”). On August 3, 2017, the Board of Directors approved certain amendments to the Prior Advisory Agreement (the “First Amended and Restated Advisory Agreement”) and recommended that the Company’s stockholders approve the First Amended and Restated Advisory Agreement. The First Amended and Restated Advisory Agreement became effective on September 12, 2017 upon approval by the stockholders at a special meeting of stockholders of the Company. On April 7, 2021, the Board of Directors approved certain additional amendments to the First Amended and Restated Advisory Agreement (the “Advisory Agreement”) at a virtual meeting and recommended that the Company’s stockholders approve the Advisory Agreement. In reliance upon certain exemptive relief granted by the SEC in connection with the global COVID-19 pandemic, the Board of Directors undertook to ratify the Advisory Agreement at its next in-person meeting which was held in July 2021. The Advisory Agreement became effective on May 27, 2021 upon approval by the stockholders at a special meeting of stockholders of the Company. The Advisory Agreement amended the First Amended and Restated Advisory Agreement to include certain revisions to the management and incentive fee calculation mechanisms and clarify language relating to liquidity events. On April 30, 2024, the Board of Directors renewed the Advisory Agreement for a period of twelve months commencing May 27, 2024. Under the terms of the Advisory Agreement, RGC:

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

For the three months ended March 31, 2024, RGC earned base management fees at a rate of 1.50% per annum, amounting to $4.0 million. For the three months ended March 31, 2023, RGC earned base management fees at a rate of 1.50% per annum, amounting to $4.0 million.

Incentive Fee

The incentive fee, which provides RGC with a share of the income that RGC generates for the Company, consists of an investment-income component and a capital-gains component, which are largely independent of each other, with the result that one component may be payable even if the other is not.

Under the investment-income component (the “Income Incentive Fee”), the Company pays RGC each quarter an incentive fee with respect to the Company’s pre-incentive fee net investment income ("Pre-Incentive Fee NII"). The Income Incentive Fee is calculated and payable quarterly in arrears based on the Pre-Incentive Fee NII for the immediately preceding fiscal quarter. Payments based on Pre-Incentive Fee NII will be based on the Pre-Incentive Fee NII earned for the quarter. For this purpose, “Pre-Incentive Fee NII” means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial and consulting fees or other fees that the Company receives from portfolio companies) that the Company accrues during the fiscal quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the amended and restated administration were deferred incentive fees payable, both of which are included in "incentive fees payable" on the Consolidated Statements of Assets and Liabilities agreement with the Administrator (the “Administration Agreement”), and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee NII includes, in the case of investments with a deferred interest feature (such as OID accretion, debt instruments with pay in kind interest and zero coupon securities), accrued income the Company has not yet received in cash; provided, however, that the portion of the Income Incentive Fee attributable to deferred interest features will be paid, only if and to the extent received in cash, and any accrual thereof will be reversed if and to the extent such interest is reversed in connection with any write off or similar treatment of the investment giving rise to any deferred interest accrual, applied in each case in the order such interest was accrued. Such subsequent payments in respect of previously accrued income will not reduce the amounts payable for any quarter pursuant to the calculation of the Income Incentive Fee described above. Pre-Incentive Fee NII does not include any realized or unrealized capital gains (losses).

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

For the three months ended March 31, 2024, RGC earned incentive fees of $4.7 million; $3.6 million of which were payable in cash, and $1.1 million were accrued and generated from deferred interest. For the three months ended March 31, 2023, RGC earned incentive fees of $4.6 million; of which $3.5 million were payable in cash, and $1.1 million were accrued and generated from deferred interest. All incentive fees accrued and generated from deferred interest (i.e., PIK and certain discount accretion) are not payable until receipt of respective cash by the Company. As of March 31, 2024, $3.6 million were payable in cash, and $10.2 million were deferred incentive fees payable, both of which are included in incentive fees payable on the Statements of Assets and Liabilities. As of December 31, 2023, $3.3 million of incentive fees payable were payable in cash, and $9.2 million were deferred incentive fees payable, both of which are included in "Incentive fees payable" on the Consolidated Statements of Assets and Liabilities.

The capital gains incentive fee consists of fees related to realized gains and losses and unrealized capital losses. With respect to the incentive fee expense accrual related to the capital gains incentive fee, U.S. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized gains in the calculation, as a capital gains incentive fee would be payable if such unrealized gains were realized even though such unrealized gains are not permitted to be considered in calculating the fee actually payable under the Advisory Agreement. As of each of March 31, 2024 and December 31, 2023, there was no capital gains incentive fee accrued, earned or payable to RGC under the Advisory Agreement.

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

Administration Agreement

The Company reimburses the Administrator for the allocable portion of overhead expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including furnishing the Company with office facilities, equipment and clerical, bookkeeping and recordkeeping services at such facilities, as well as providing other administrative services. In addition, the Company reimburses the Administrator for the fees and expenses associated with performing compliance functions, and the Company’s allocable portion of the compensation of the Company’s Chief Financial Officer, Chief Compliance Officer and their respective support staff, as well as any expenses paid by the Administrator on the Company's behalf.

For the three months ended March 31, 2024, the Company incurred $0.6 million of Administration Agreement expenses, of which $0.2 million was payable to a third-party service provider and $0.4 million was overhead allocation expense, which are included in "Administration agreement expenses" on the Consolidated Statements of Operations. As of March 31, 2024, the Company had accrued a net payable to the Administrator of $0.5 million and a payable to the third-party service provider of $0.3 million, which are included in "Accrued expenses and other liabilities" on the Consolidated Statements of Assets and Liabilities. For the three months ended March 31, 2023, the Company incurred $0.6 million of Administration Agreement expenses, of which $0.3 million was payable to a third-party service provider and $0.3 million was overhead allocation expense, which are included in "Administration agreement expenses" on the Consolidated Statements of Operations. As of March 31, 2023, the Company had accrued a net payable to the Administrator of $0.7 million and a payable to the third-party service provider of $0.4 million, which are included in "Accrued expenses and other liabilities" on the Consolidated Statements of Assets and Liabilities.

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

Runway-Cadma I LLC

During the three months ended March 31, 2024, the Company and Cadma had no contributions to the JV. As of March 31, 2024, the JV had no debt or equity investments. As of March 31, 2024 and December 31, 2023, the Company's unfunded commitment to the JV was $35 million and $0 million, respectively. The JV's loan and security agreement with Apollo Capital Management, L.P, which is non-recourse to the Company, had $40 million in availability as of March 31, 2024. There were $0.2 million, and $0, respectively, due from the JV as of March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
Total contributed capital by Runway Growth Finance Corp.	$—	$—
Total contributed capital by all members	—	—
Total unfunded commitments by Runway Growth Finance Corp.	35,000	—
Total unfunded commitments by all members	70,000	—

Strategic Relationship

In December 2016, the Company and RGC entered into a strategic relationship with Oaktree Capital Management, L.P (“Oaktree”). In connection with the strategic relationship, OCM Growth Holdings ("OCM Growth") purchased an aggregate of 14,571,334 shares of the Company's common stock for an aggregate purchase price of $219.3 million in the Company's Initial Private Offering and Second Private Offering. As of March 31, 2024, OCM Growth (the “OCM Holder”), an affiliate of Oaktree, owned 15,492,168 shares, or approximately 39.1% of the Company's outstanding shares. Pursuant to an irrevocable proxy, certain shares held by OCM Growth must be voted in the same proportion that the Company's other stockholders vote their shares. Of the 15,492,168 shares of Company’s common stock owned by OCM Growth, 14,607,426 shares, or approximately 36.9% of the Company’s outstanding shares, are subject to this proxy voting arrangement.

In connection with OCM Growth’s commitment, the Company entered into a stockholder agreement, dated December 15, 2016, with OCM Growth, pursuant to which OCM Growth has a right to nominate a member of the Board of Directors for election for so long as OCM Growth holds shares of the Company’s common stock in an amount equal to, in the aggregate, at least one-third (33%) of OCM Growth’s initial $125.0 million capital commitment. Gregory M. Share, Managing Director of Oaktree's Global Opportunities Group in Los Angeles, serves on the Board of Directors as OCM Growth’s director nominee and is considered an interested director. OCM Growth also holds a minority interest in RGC and has the right to appoint a member of RGC’s board of managers and a member of RGC’s investment committee. Mr. Share is OCM Growth’s appointee to RGC’s board of managers and investment committee.

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

The Company’s affiliate and control investments as of March 31, 2024, along with the transactions during the three months ended March 31, 2024, are as follows (in thousands):

			For the Three Months Ended March 31, 2024
			Investment Income Earned 2024	Fair Value as of December 31, 2023	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Gain (Loss)	Fair Value as of March 31, 2024(3)
Portfolio Company	Investment Type	Investment Description
Affiliate Investments
Debt Investments
Gynesonics, Inc.	Senior Secured	SOFR+8.75%, 8.00% ceiling, 5.00% ETP, due 11/30/2026	$599	$23,586	$81	$—	$—	$(11)	$23,656
Total Debt Investments			599	23,586	81	—	—	(11)	23,656

Equity Investments
Coginiti Corp	Equity	Common Stock	—	856	—	—	—	(732)	124
Gynesonics, Inc.	Equity	Series A-2 Preferred Stock	—	21,461	—	—	—	(215)	21,246
	Equity	Series A-1 Preferred Stock	—	4,577	—	—	—	(37)	4,540
Total Equity Investments			—	26,894	—	—	—	(984)	25,910
Warrants
Coginiti Corp	Warrants	Common Stock	—	663	—	—	—	(568)	95
Gynesonics, Inc.	Warrants	Success fee	—	313	—	—	—	11	324
Total Warrants			—	976	—	—	—	(557)	419
Total Affiliate Investments			$599	$51,456	$81	$—	$—	$(1,552)	$49,985
Control Investments
Equity Investments
Pivot3, Inc.	Equity	Equity Interest	—	950	—	—	—	—	950
Total Equity Investments			—	950	—	—	—	—	950
Total Control Investments			$—	$950	$—	$—	$—	$—	$950

(1)
Gross additions include increases in the basis of investments resulting from new portfolio investments, PIK interest, accretion of original issue discount (“OID”), the exchange of one or more existing investments for one or more new investments and the movement of an existing portfolio company into this category from a different category.
(2)
Gross reductions include decreases in the basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing investments for one or more new investments and the movement of an existing portfolio company out of this category into a different category.
(3)
All investments in the portfolio companies, which as of March 31, 2024, represented 9.62% of the Company’s net assets, may be deemed to be restricted securities under the Securities Act, and were valued at fair value as determined in good faith by the Company’s Board of Directors.

The Company’s affiliate and control investments as of December 31, 2023, along with the transactions during the year ended December 31, 2023, are as follows (in thousands):

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

(1)
Gross additions include increases in the basis of investments resulting from new portfolio investments, PIK interest, accretion of original issue discount (“OID”), the exchange of one or more existing investments for one or more new investments and the movement of an existing portfolio company into this category from a different category.
(2)
Gross reductions include decreases in the basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing Investments for one or more new investments and the movement of an existing portfolio company out of this category into a different category.
(3)
All investments in the portfolio company, which as of December 31, 2023, represented 9.58% of the Company’s net assets, may be deemed to be restricted securities under the Securities Act, and were valued at fair value as determined in good faith by the Company’s Board of Directors.

Portfolio Composition

The following tables show the fair value of the Company's portfolio of investments by geographic region and industry as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
Geographic Region	Investments at Fair Value	Percentage of Net Assets	Investments at Fair Value	Percentage of Net Assets
United States
Western United States	$408,853	77.22%	$404,541	73.94%
Northeastern United States	211,643	39.97	239,444	43.77
Midwestern United States	131,701	24.87	130,784	23.91
South Central United States	88,494	16.72	87,814	16.05
Northwestern United States	25,131	4.75	25,514	4.66
Southeastern United States	20,504	3.88	820	0.15
Total United States	886,326	167.41	888,917	162.48

United Kingdom	77,364	14.61	76,839	14.05
Germany	38,020	7.18	44,587	8.15
Canada	14,622	2.76	14,667	2.68
Total	$1,016,332	191.96%	$1,025,010	187.36%

	March 31, 2024		December 31, 2023
Industry	Investments at Fair Value	Percentage of Net Assets	Investments at Fair Value	Percentage of Net Assets
Health Care Technology	$181,200	34.22%	182,200	33.30%
Application Software	174,042	32.87	200,645	36.67
Internet Software and Services	118,927	22.47	98,462	18.00
System Software	114,142	21.56	113,517	20.74
Human Resource & Employment Services	113,791	21.49	114,602	20.95
Data Processing & Outsourced Services	105,932	20.00	106,785	19.52
Property & Casualty Insurance	76,015	14.36	75,205	13.75
Internet & Direct Marketing Retail	54,168	10.23	55,588	10.16
Electronic Equipment & Instruments	27,439	5.18	27,535	5.04
Education Services	25,798	4.87	25,796	4.72
Health Care Equipment	15,587	2.94	15,524	2.83
Asset Management & Custody Banks	8,085	1.53	8,021	1.47
Technology Hardware, Storage & Peripherals	637	0.13	570	0.10
Specialized Consumer Services	365	0.07	373	0.07
Advertising	136	0.03	136	0.03
Biotechnology	68	0.01	51	0.01
Total	$1,016,332	191.96%	$1,025,010	187.36%

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

Warrants provide exposure and potential gains upon equity gains of the portfolio company’s equity value. A warrant has a limited life and expires on a certain date. As a warrant’s expiration date approaches, the time value of the warrant will decline. In addition, if the stock underlying the warrant declines in price, the intrinsic value of an “in the money” warrant will decline. Further, if the price of the stock underlying the warrant does not exceed the strike price of the warrant on the expiration date, the warrant will expire worthless. As a result, there is the potential for the entire value of an investment in a warrant to be lost. The Company’s volume of warrant investment activity is closely correlated to its primary senior secured loans to portfolio companies. For the three months ended March 31, 2024, the Company had no realized gains or losses on investments and a net unrealized loss of $0.3 million from its investments in warrants. For the three months ended March 31, 2023, the Company had a net realized loss of $1.2 million and a net unrealized loss of $1.7 million from its investments in warrants. Realized gains and losses from warrants are included in the respective control, affiliate, or non-control/non-affiliate "Net realized gain (loss) on investments" on the Consolidated Statements of Operations. Unrealized gains and losses from investments in warrants is included in the respective control, affiliate, or non-control/non-affiliate "Net change in unrealized gain (loss) on investments" on the Consolidated Statements of Operations.

Counterparty risk exists from the potential failure of an issuer of warrants to settle its exercised warrants. The maximum risk of loss from counterparty risk is the fair value of the contracts and the purchase price of the warrants. The Board of Directors considers the effects of counterparty risk when determining the fair value of its investments in warrants.

Note 5 – Fair Value of Financial Instruments

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820. Refer to "Note 2  –  Summary of Significant Accounting Policies" for a discussion of the Company’s policies.

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of March 31, 2024 and December 31, 2023 (in thousands):

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Term Loans	$—	$—	$955,177	$955,177
Second Lien Term Loans	—	—	14,388	14,388
Convertible Note	—	—	1,023	1,023
Preferred Stock	2,776	—	26,034	28,810
Common Stock	752	—	139	891
Equity Interest	—	—	950	950
Warrants	—	30	15,063	15,093
Total Portfolio Investments	3,528	30	1,012,774	1,016,332
Cash equivalents	6,209	—	—	6,209
Total	$9,737	$30	$1,012,774	$1,022,541

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Term Loans	$—	$—	$964,099	$964,099
Second Lien Term Loans	—	—	14,399	14,399
Convertible Note	—	—	1,357	1,357
Preferred Stock	3,553	—	26,285	29,838
Common Stock	548	—	872	1,420
Equity Interest	—	—	950	950
Warrants	—	109	12,838	12,947
Total Portfolio Investments	4,101	109	1,020,800	1,025,010
U.S. Treasury Bill	—	41,999	—	41,999
Total	$4,101	$42,108	$1,020,800	$1,067,009

The Company transfers investments in and out of Levels 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

The following table presents a rollforward of Level 3 assets measured at fair value as of March 31, 2024 (in thousands):

	Senior Secured Term Loans	Second Lien Term Loans	Convertible Notes	Preferred Stock	Common Stock	Equity Interest	Warrants	Total
Fair value at December 31, 2023	$964,099	$14,399	$1,357	$26,285	$872	$950	$12,838	$1,020,800
Transfers in (out) of Level 3	—	—	—	—	—	—	—	—
Purchases of investments(1)	22,175	—	—	—	—	—	2,467	24,642
PIK interest	4,104	72	—	—	—	—	—	4,176
Sales or prepayments of investments(1)	(34,449)	—	—	—	—	—	—	(34,449)
Scheduled principal repayments of investments	(413)	—	—	—	—	—	—	(413)
Amortization of fixed income premiums or accretion of discounts	3,968	30	—	—	—	—	—	3,998
Net realized gain (loss)	—	—	—	—	—	—	—	—
Net change in unrealized gain (loss)	(4,307)	(113)	(334)	(251)	(733)	—	(242)	(5,980)
Fair value at March 31, 2024	$955,177	$14,388	$1,023	$26,034	$139	$950	$15,063	$1,012,774
Net change in unrealized gain (loss) on Level 3 investments still held as of March 31, 2024	$(4,306)	$(113)	$(334)	$(251)	$(733)	$—	$(242)	$(5,979)

(1)
Net of reorganization and restructuring of investments.

The following table presents a rollforward of Level 3 assets measured at fair value as of March 31, 2023 (in thousands):

	Senior Secured Term Loans	Second Lien Term Loans	Preferred Stock	Common Stock	Warrants	Total
Fair value at December 31, 2022	$1,080,121	$13,654	$347	$1,174	$16,650	$1,111,946
Transfers in (out) of Level 3	—	—	—	—	—	—
Purchases of investments(1)	(12,505)	—	25,000	—	376	12,871
PIK interest	3,584	171	—	—	—	3,755
Sales or prepayments of investments	(10,192)	—	—	—	—	(10,192)
Scheduled repayments of investments	(4,007)	—	—	—	—	(4,007)
Amortization of fixed income premiums or accretion of discounts	2,836	28	—	—	—	2,864
Net realized gain (loss)	—	—	—	—	(1,178)	(1,178)
Net change in unrealized gain (loss)	658	(146)	(3,248)	(253)	(1,636)	(4,625)
Fair Value at March 31, 2023	$1,060,495	$13,707	$22,099	$921	$14,212	$1,111,434
Net change in unrealized gain (loss) on Level 3 investments still held as of March 31, 2023	$865	$(146)	$(3,248)	$(253)	$(2,930)	$(5,712)

(1)
Net of reorganization and restructuring of investments.

The following table provides quantitative information regarding Level 3 fair value measurements as of March 31, 2024 (in thousands):

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Senior Secured Term Loans(1)	$897,222	Discounted Cash Flow analysis	Discount rate	10.6% - 25.0% (15.4%)
			Origination yield	10.8% - 19.9% (13.7%)
			Revenue multiples	0.44x - 8.14x (3.86x)
	57,955	PWERM	Discount rate	23.9% - 35.5% (27.9%)
			Origination yield	10.8% - 18.6% (12.8%)
			Revenue multiples	0.96x - 2.68x (1.86x)
Second Lien Term Loans(1)	14,388	Discounted Cash Flow analysis	Discount rate	16.7% - 16.7% (16.7%)
			Origination yield	13.1% - 13.1% (13.1%)
			Revenue Multiples	2.63x - 2.63x (2.63x)
Convertible Notes	1,023	PWERM	Discount rate	23.9% - 23.9% (23.9%)
			Origination yield	10.8% - 10.8% (10.8%)
			Revenue Multiples	2.27x - 2.27x (2.27x)
Preferred Stock	121	Recent private market and merger and acquisition transaction prices	N/A	N/A
	25,786	PWERM	Risk-free interest rate	4.7% - 4.7% (4.7%)
			Average industry volatility	40.0% - 40.0% (40.0%)
			Estimated time to exit	1.8 - 1.8 (1.8 years)
			Revenue multiples	4.03x - 4.03x (4.03x)
	127	Waterfall Approach	Estimated time to exit	3.0 - 3.0 (3.0 years)
			Revenue multiples	4.00x - 4.00x (4.00x)
Common Stock	15	Recent private market and merger and acquisition transaction prices	N/A	N/A
	124	Option Pricing Model	Risk-free interest rate	5.0% - 5.0% (5.0%)
			Average industry volatility	60.0% - 60.0% (60.0%)
			Estimated time to exit	1.0 - 1.0 (1.0 years)
			Revenue multiples	2.49x - 2.49x (2.49x)
Equity Interest	950	PWERM	Discount rate	0.0% - 0.0% (0.0%)
Warrants(2)	9,427	Option Pricing Model	Risk-free interest rate	4.2% - 5.3% (4.6%)
			Average industry volatility	25.0% - 125.0% (49.2%)
			Estimated time to exit	0.5 - 7.9 (2.4 years)
			Revenue multiples	0.96x - 10.28x (4.56x)
	4,116	PWERM (3)	N/A	N/A
	1,520	Waterfall Approach	Estimated time to exit	3.0 - 3.0 (3.0 years)
			Revenue multiples	2.11x - 4.00x (3.42x)
Total Level 3 Investments	$1,012,774
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
(2)
The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are inputs used in the OPM, which include industry volatility, risk free interest rate and estimated time to exit. The Equity Allocation model and the Black Scholes model were the main OPMs used during the period ended March 31, 2024. Probability Weighted Expected Return Models (“PWERM”) and other techniques were used as determined appropriate. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. However, a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase (decrease) in the unobservable inputs. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.
(3)
Warrant investments using a PWERM valuation technique contain success fees, in which case the inputs are not applicable because the nature of a success fee is a fixed payout dependent on certain liquidation events.

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2023 (in thousands):

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Senior Secured Term Loans(1)	$904,739	Discounted Cash Flow analysis	Discount rate	10.8% - 22.2% (15.0%)
			Origination yield	10.8% - 19.9% (13.6%)
			Revenue multiples	0.29x - 7.49x (3.66x)
	59,360	PWERM	Discount rate	20.3% - 46.5% (28.8%)
			Origination yield	10.8% - 29.7% (17.3%)
			Revenue multiples	0.95x - 3.16x (1.89x)
Second Lien Term Loans(1)	14,399	Discounted Cash Flow analysis	Discount rate	16.1% - 16.1% (16.1%)
			Origination yield	13.1% - 13.1% (13.1%)
Convertible Notes	1,357	PWERM	Discount rate	45.0% - 45.0% (45.0%)
			Origination yield	10.8% - 10.8% (10.8%)
Preferred Stock	120	Recent private market and merger and acquisition transaction prices	N/A	N/A
	26,038	PWERM	Risk-free interest rate	4.7% - 4.7% (4.7%)
			Average industry volatility	40.0% - 40.0% (40.0%)
			Estimated time to exit	2.0 - 2.0 (2.0 years)
			Revenue multiples	4.46x - 4.46x (4.46x)
	127	Waterfall Approach	Estimated time to exit	3.0 - 3.0 (3.0 years)
			Revenue multiples	4.00x - 4.00x (4.00x)
Common Stock	16	Recent private market and merger and acquisition transaction prices	N/A	N/A
	856	Option Pricing Model	Risk-free interest rate	4.3% - 4.3% (4.3%)
			Average industry volatility	35.0% - 35.0% (35.0%)
			Estimated time to exit	5.0 - 5.0 (5.0 years)
			Revenue multiples	3.28x - 3.28x (3.28x)
Equity Interest	950	PWERM	Discount rate	20.0% - 20.0% (20.0%)
Warrants(2)	7,075	Option Pricing Model	Risk-free interest rate	3.8% - 5.3% (4.5%)
			Average industry volatility	25.0% - 108.8% (45.4%)
			Estimated time to exit	0.8 - 8.2 (3.1 years)
			Revenue multiples	0.95x - 7.49x (3.95x)
	3,912	PWERM (3)	N/A	N/A
	1,851	Waterfall Approach	Estimated time to exit	3.0 - 3.0 (3.0 years)
			Revenue multiples	2.58x - 4.00x (3.39x)
Total Level 3 Investments	$1,020,800

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
(2)
The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are inputs used in the OPM, which include industry volatility, risk free interest rate and estimated time to exit. The Equity Allocation model and the Black Scholes model were the main OPMs used during the year ended December 31, 2023. Probability Weighted Expected Return Models (“PWERM”) and other techniques were used as determined appropriate. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. However, a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase (decrease) in the unobservable inputs. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.
(3)
Warrant investments using a PWERM valuation technique contain success fees, in which case the inputs are not applicable because the nature of a success fee is a fixed payout dependent on certain liquidation events.

Fair Value of Financial Instruments Reported at Cost

The fair value of the Company’s Credit Facility, April 2026 Notes, December 2026 Notes, July 2027 Notes, August 2027 Notes, and December 2027 Notes (each defined in "Note 7 – Borrowings") is estimated using the relative market yield approach. The fair value of the Company's Credit Facility, April 2026 Notes, December 2026 Notes and August 2027 Notes are estimated using Level 3 inputs by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date. The fair value of the Company's July 2027 Notes and December 2027 Notes is based on vendor pricing received by the Company, which is considered a Level 2 input, and reflects the market close price of the notes traded on the Nasdaq Global Select Market LLC under the symbol "RWAYL" and "RWAYZ", respectively.

As of both March 31, 2024, and December 31, 2023, the carrying values of the Credit Facility, July 2027 Notes, August 2027 Notes, and December 2027 Notes approximate fair value. As of March 31, 2024, the fair value of the December 2026 Notes was approximately $65.0 million and the carrying value was approximately $69.5 million, net of unamortized deferred debt costs of $0.5 million. As of December 31, 2023, the fair value of the December 2026 Notes was approximately $63.8 million and the carrying value was approximately $69.4 million, net of unamortized deferred debt costs of $0.6 million. As of March 31, 2024, the fair value of the April 2026 Notes was approximately $26.3 million and the carrying value was approximately $24.8 million, net of unamortized deferred debt costs of $0.2 million. As of December 31, 2023, the fair value of the April 2026 Notes was approximately $25.8 million and the carrying value was approximately $24.7 million, net of unamortized deferred debt costs of $0.3 million.

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

In the event that a portfolio company completely fails to perform according to the terms of their loan agreement, the amount of loss due to credit risk from the Company's investments would equal the sum of the Company’s recorded investments in the portfolio company and the portion of unfunded commitments currently eligible to be drawn. Refer to "Note 8 – Commitments and Contingencies" for a summary of the aggregate balance of unfunded commitments as of March 31, 2024. The Company predominantly collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property.

As of March 31, 2024 and December 31, 2023, the Company’s five largest debt investments in portfolio companies represented approximately 36.1% and 38.0%, respectively, of the total fair value of the Company’s debt investments in portfolio companies. As of March 31, 2024 and December 31, 2023, the Company had debt investments in 15 and 14 portfolio companies, respectively, that represented 5% or more of the Company’s net assets.

Note 7 – Borrowings

The following table shows the Company's borrowings as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024				December 31, 2023
	Total Commitment	Principal	Deferred Debt Cost(1)	Carrying Value	Total Commitment	Principal	Deferred Debt Cost(1)	Carrying Value
Credit Facility	$550,000	$237,000	$(3,957)	$233,043	$550,000	$272,000	$(4,434)	$267,566
April 2026 Notes	25,000	25,000	(247)	24,753	25,000	25,000	(277)	24,723
December 2026 Notes	70,000	70,000	(519)	69,481	70,000	70,000	(573)	69,427
July 2027 Notes	80,500	80,500	(1,780)	78,720	80,500	80,500	(1,924)	78,576
August 2027 Notes	20,000	20,000	(476)	19,524	20,000	20,000	(511)	19,489
December 2027 Notes	51,750	51,750	(1,357)	50,393	51,750	51,750	(1,453)	50,297
Total	$797,250	$484,250	$(8,336)	$475,914	$797,250	$519,250	$(9,172)	$510,078

(1) Net of accumulated amortization.

For the three months ended March 31, 2024 and 2023, the components of interest expense, amortization of deferred debt costs, unused fees on the Credit Facility (as defined below), and any other costs associated with the Company's borrowings were as follows (dollars in thousands):

	Interest Expense	Amortization of Deferred Debt Costs	Unused Facility and Other Fees	Total Interest and Other Debt Financing Expenses	Weighted Average Cost of Debt
Three Months Ended March 31, 2024
Credit Facility	$5,007	$480	$841	$6,328	10.77%
April 2026 Notes	534	30	—	564	9.03
December 2026 Notes	744	55	—	799	4.56
July 2027 Notes	1,509	144	—	1,653	8.22
August 2027 Notes	350	35	—	385	7.70
December 2027 Notes	1,035	96	—	1,131	8.74
Total	$9,179	$840	$841	$10,860	9.01%

Three Months Ended March 31, 2023
Credit Facility	$6,409	$394	$172	$6,975	8.37%
December 2026 Notes	744	52	—	796	4.55
July 2027 Notes	1,509	129	—	1,638	8.14
August 2027 Notes	350	35	—	385	7.70
December 2027 Notes	1,035	91	—	1,126	8.71
Total	$10,047	$701	$172	$10,920	7.86%

Credit Facility

On May 31, 2019, the Company entered into a Credit Agreement with KeyBank National Association, acting as administrative agent and syndication agent and the other lenders party thereto, which initially provided the Company with a $100.0 million commitment, subject to borrowing base requirements (as amended and restated from time to time, the “Credit Facility”). As of March 31, 2024, the Company had $550.0 million in total commitments available under the Credit Facility, subject to an accordion feature that allows the Company to increase the total commitments under the Credit Facility up to $600.0 million. The availability period under the Credit Facility expires on April 20, 2025 and is followed by a one-year amortization period. The stated maturity date under the Credit Facility is April 20, 2026, unless extended.

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

For the three months ended March 31, 2024, the weighted average outstanding principal balance was $234.9 million and the weighted average effective interest rate was 8.55%. For the three months ended March 31, 2023, the weighted average outstanding principal balance was $333.2 million and the weighted average effective interest rate was 7.80%.

2026 Notes

On December 10, 2021, the Company entered into a master note purchase agreement, completing a private debt offering of $70.0 million in aggregate principal amount of 4.25% interest-bearing unsecured Series 2021A Senior Notes due 2026 (the “December 2026 Notes”) to institutional accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended (the "Securities Act")). The December 2026 Notes were issued in two closings: the initial issuance of $20.0 million closed on December 10, 2021 and the second issuance of $50.0 million closed on February 10, 2022. On April 13, 2023, the Company completed the first supplement to the master note purchase agreement, resulting in an additional private debt offering of $25.0 million in aggregate principal amount of 8.54% interest-bearing unsecured Series 2023A Senior Notes due 2026 (the “April 2026 Notes”) to institutional accredited investors (as defined in the Securities Act). The December 2026 Notes and the April 2026 Notes (collectively the "2026 Notes") are subject to a 1.00% increase in the respective interest rates in the event that, subject to certain exceptions, the 2026 Notes cease to have an investment grade rating or receive an investment grade rating below the Investment Grade (as defined in the master note purchase agreement). The 2026 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

December 2026 Notes

The December 2026 Notes bear an interest rate of 4.25% per year and are due on December 10, 2026, unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the December 2026 Notes will be due semiannually in arrears on June 10 and December 10 of each year, commencing on June 10, 2022.

Aggregate costs in connection with the December 2026 Notes issuance were $1.0 million, and were capitalized and deferred. As of March 31, 2024 and December 31, 2023, unamortized deferred debt costs related to the December 2026 Notes were $0.5 million and $0.6 million, respectively.

April 2026 Notes

The April 2026 Notes bear an interest rate of 8.54% per year and are due on April 13, 2026, unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the April 2026 Notes will be due semiannually in arrears on April 13 and October 13 of each year, commencing on October 13, 2023.

Aggregate costs in connection with the April 2026 Notes issuance were $0.4 million, and were capitalized and deferred. As of March 31, 2024 and December 31, 2023, unamortized deferred debt costs related to the April 2026 Notes were $0.2 million and $0.3 million, respectively.

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

Aggregate costs in connection with the July 2027 Notes issuance, including the underwriter’s discount and commissions, were $2.7 million, and were capitalized and deferred. As of March 31, 2024 and December 31, 2023, unamortized deferred debt costs related to the July 2027 Notes were $1.8 million and $1.9 million, respectively.

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

Aggregate costs in connection with the August 2027 Notes issuance were $0.7 million, and were capitalized and deferred. As of March 31, 2024 and December 31, 2023, unamortized deferred debt costs related to the August 2027 Notes were $0.5 million and $0.5 million, respectively.

December 2027 Notes

On December 7, 2022, the Company issued and sold $51.75 million in aggregate principal amount of 8.00% interest-bearing unsecured Notes due 2027 (the "December 2027 Notes") under its shelf Registration Statement on Form N-2. The December 2027 Notes were issued pursuant to the Base Indenture and Second Supplemental Indenture, dated December 7, 2022, between the Company and the Trustee, U.S. Bank Trust Company, National Association.

The December 2027 Notes bear an interest rate of 8.0% per year and are due on December 28, 2027. Interest on the December 2027 Notes will be due quarterly in arrears on March 1, June 1, September 1, and December 1 of each year, commencing March 1, 2023. The December 2027 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option on or after December 31, 2024, at a redemption price of $25 per December 2027 Note plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption. The December 2027 Notes are general unsecured obligations of the Company that rank pari passu with the Company's existing and future unsecured, unsubordinated indebtedness.

Aggregate costs in connection with the December 2027 Notes issuance, including the underwriter's discount and commissions, were $1.8 million, and were capitalized and deferred. As of March 31, 2024 and December 31, 2023, unamortized deferred debt costs related to the December 2027 Notes were $1.4 million and $1.5 million, respectively.

Note 8 – Commitments and Contingencies

Commitments

The following table provides the Company’s contractual obligations as of March 31, 2024 (in thousands):

		Payments Due by Period
Contractual Obligations (1)	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 Years
Borrowings (2)
Credit Facility	$237,000	$—	$237,000	$—	$—
2026 Notes	95,000	—	95,000	—	—
2027 Notes	152,250	—	—	152,250	—
Total Borrowings	484,250	—	332,000	152,250	—
Deferred Incentive Fees	10,216	481	5,915	3,689	131
Total	$494,466	$481	$337,915	$155,939	$131
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

Contingencies

The Company and RGC are not currently subject to any material legal proceedings, nor, to its knowledge, is any material legal proceeding threatened against it. From time to time, the Company or RGC may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of its rights under contracts with its portfolio companies. The Company's business is also subject to extensive regulation, which may result in regulatory proceedings against it. While the outcome of any such legal proceedings cannot be predicted with certainty, the Company does not expect that any such proceedings will have a material effect upon its financial condition or results of operations.

Off-balance Sheet Arrangements

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. These unfunded contractual commitments to provide funds to portfolio companies are not reflected on our balance sheet. With the exception of the JV, the availability of such unfunded commitments is subject to the specific terms and conditions of each contract, which may include, among other things, portfolio company performance requirements and time-based cancellation provisions. As a result, only a portion of unfunded commitments is currently eligible to be drawn.

The Company's unfunded commitments to provide debt financing to its portfolio companies amounted to $235.8 million and $201.5 million as of March 31, 2024 and December 31, 2023, respectively, shown in the table below (in thousands):

Portfolio Company	Investment Type	March 31, 2024	December 31, 2023
3PL Central LLC (dba Extensiv)	Senior Secured Term Loan	$—	$11,500
Betterment Holdings, Inc.	Senior Secured Term Loan	5,000	5,000
Blueshift Labs, Inc.	Senior Secured Term Loan	14,500	14,500
Bombora, Inc.	Senior Secured Term Loan	2,000	2,000
Brivo, Inc.	Senior Secured Term Loan	6,000	6,000
CarNow, Inc.	Senior Secured Term Loan	12,000	—
EBR Systems, Inc.	Senior Secured Term Loan	10,000	10,000
Interactions Corporation	Senior Secured Term Loan	10,000	10,000
Madison Reed, Inc.	Senior Secured Term Loan	—	1,200
Linxup, LLC	Senior Secured Term Loan	7,500	7,500
Moximed, Inc.	Senior Secured Term Loan	15,000	15,000
Nalu Medical, Inc.	Senior Secured Term Loan	15,000	15,000
Route 92 Medical, Inc.	Senior Secured Term Loan	20,000	20,000
Runway-Cadma I LLC	Joint Venture	35,000	—
SetPoint Medical Corporation	Senior Secured Term Loan	40,000	40,000
Skillshare, Inc.	Senior Secured Term Loan	10,000	10,000
Snagajob.com, Inc.	Convertible Note	2,035	2,035
Snagajob.com, Inc.	Senior Secured Term Loan	6,785	6,785
Synack, Inc.	Senior Secured Term Loan	25,000	25,000
Total unused commitments to extend financing		$235,820	$201,520

Note 9 – Net Assets

The Company has the authority to issue 100,000,000 shares of common stock, $0.01 par value per share. In October 2015, in connection with the Company's formation, the Company issued and sold 1,667 shares of common stock to R. David Spreng, the President and Chief Executive Officer of the Company and Chairman of the Board of Directors, for an aggregate purchase price of $25 thousand.

Private Common Stock Offerings

On December 1, 2017, the Company completed its initial private offering ("Initial Private Offering"), in which the Company had issued 18,241,157 shares of its common stock to stockholders for a total purchase price of $275.0 million in reliance on exemptions from the registration requirements of the Securities Act, and other applicable securities laws.

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

On March 31, 2020 and March 24, 2021, the Company had issued in aggregate 22,564 shares as an additional direct investment by Runway Growth Holdings LLC, an affiliate of RGC, at a per share price of $15.00 for total proceeds of $0.3 million in a private offering pursuant to an exemption from registration under Regulation D of the Securities Act.

Initial Public Offering

On October 25, 2021, the Company closed its IPO, issuing 6,850,000 shares of its common stock at a public offering price of $14.60 per share. Net of underwriting fees and offering costs, the Company received net cash proceeds of $93.0 million. The Company’s common stock began trading on the Nasdaq Global Select Market LLC on October 21, 2021 under the symbol “RWAY”.

Repurchase Program

On February 24, 2022, the Board of Directors approved a repurchase program (the “Initial Repurchase Program”) under which the Company could have repurchased up to $25.0 million of its outstanding common stock, prior to its expiration on February 24, 2023. Under the Initial Repurchase Program, the Company could have repurchased shares at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. As of March 31, 2024 and December 31, 2023, the Company had repurchased 871,345 shares of the Company's common stock under the Initial Repurchase Program for an aggregate purchase price of $10.8 million. The Board of Directors did not renew the Initial Repurchase Program, and it expired on February 24, 2023.

On November 2, 2023, the Board of Directors approved a new share repurchase program (the "Repurchase Program"), under which the Company may repurchase up to $25.0 million of the Company's outstanding shares of common stock. Under the Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. As of March 31, 2024, the Company repurchased 887,096 shares in connection with the Repurchase Program for an aggregate purchase price of $10.6 million. If not renewed, the Repurchase Program will terminate upon the earlier of (i) November 2, 2024 and (ii) the repurchase of $25.0 million of the Company's shares of common stock.

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

For the three months ended March 31, 2024, the Company declared and paid dividends in the amount of $19.0 million of which $18.8 million was distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s Dividend Reinvestment Plan. For the three months ended March 31, 2023, the Company declared dividends in the amount of $18.2 million of which $17.5 million was distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s Dividend Reinvestment Plan.

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

During the three months ended March 31, 2024, the Company purchased 20,531 shares of common stock in the open market under the Dividend Reinvestment Plan for a total of $0.3 million. During the three months ended March 31, 2023, the Company purchased 64,214 shares of common stock in the open market and under the Dividend Reinvestment Plan for a total of $0.8 million.

The following table summarizes the distributions declared and paid since inception through March 31, 2024:

Declaration Date	Type	Record Date	Payment Date	Amount per Share
May 3, 2018	Quarterly	May 15, 2018	May 31, 2018	$0.15
July 26, 2018	Quarterly	August 15, 2018	August 31, 2018	0.25
November 1, 2018	Quarterly	October 31, 2018	November 15, 2018	0.35
March 22, 2019	Quarterly	March 22, 2019	March 26, 2019	0.40
May 2, 2019	Quarterly	May 7, 2019	May 21, 2019	0.45
May 2, 2019	Quarterly	May 31, 2019	July 16, 2019	0.46
July 30, 2019	Quarterly	August 5, 2019	August 26, 2019	0.45
September 27, 2019	Quarterly	September 30, 2019	November 12, 2019	0.04
December 9, 2019	Quarterly	December 10, 2019	December 23, 2019	0.40
March 5, 2020	Quarterly	March 6, 2020	March 20, 2020	0.40
May 7, 2020	Quarterly	May 8, 2020	May 21, 2020	0.35
August 5, 2020	Quarterly	August 6, 2020	August 20, 2020	0.36
October 1, 2020	Quarterly	October 1, 2020	November 12, 2020	0.38
March 4, 2021	Quarterly	March 5, 2021	March 19, 2021	0.37
April 29, 2021	Quarterly	April 30, 2021	May 13, 2021	0.37
July 19, 2021	Quarterly	July 20, 2021	August 12, 2021	0.34
October 28, 2021	Quarterly	November 8, 2021	November 22, 2021	0.25
February 24, 2022	Quarterly	March 8, 2022	March 22, 2022	0.27
April 28, 2022	Quarterly	May 10, 2022	May 24, 2022	0.30
July 28, 2022	Quarterly	August 9, 2022	August 23, 2022	0.33
October 27, 2022	Quarterly	November 8, 2022	November 22, 2022	0.36
February 23, 2023	Quarterly	March 7, 2023	March 21, 2023	0.40
February 23, 2023	Supplemental	March 7, 2023	March 21, 2023	0.05
May 2, 2023	Quarterly	May 15, 2023	May 31, 2023	0.40
May 2, 2023	Supplemental	May 15, 2023	May 31, 2023	0.05
August 1, 2023	Quarterly	August 15, 2023	August 31, 2023	0.40
August 1, 2023	Supplemental	August 15, 2023	August 31, 2023	0.05
November 1, 2023	Quarterly	November 13, 2023	November 28, 2023	0.40
November 1, 2023	Supplemental	November 13, 2023	November 28, 2023	0.06
February 1, 2024	Quarterly	February 12, 2024	February 28, 2024	0.40
February 1, 2024	Supplemental	February 12, 2024	February 28, 2024	0.07
			Total	$9.31

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

Federal income tax regulations differ from U.S. GAAP, therefore distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the consolidated financial statements to reflect their appropriate tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized gain (loss) on investments for federal income tax purposes as of and for the period ended March 31, 2024 and the year ended December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Tax cost on investments	$1,062,910	$1,105,481
Change in unrealized gain on a tax basis	$10,414	$11,239
Change in unrealized loss on a tax basis	(56,992)	(49,711)
Net unrealized gain (loss) on a tax basis	$(46,578)	$(38,472)

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes ("ASC 740"). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions deemed to meet a "more-likely-than-not" threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the Consolidated Statements of Operations. There were no material uncertain income tax positions at March 31, 2024 or December 31, 2023. Although the Company files federal and state tax returns, the Company's major tax jurisdiction is federal. The previous three tax year-ends and the interim tax period since then remain subject to examination by the Internal Revenue Service.

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

Note 11 – Financial Highlights

The following table sets forth the financial highlights for the three months ended March 31, 2024 and 2023 (in thousands, except for per share data and ratios):

	Three Months Ended March 31,
	2024	2023
Per Share Data(1):
Net asset value at beginning of period	$13.50	$14.22
Net investment income	0.46	0.45
Net realized gain (loss)	-	(0.03)
Net change in unrealized gain (loss)	(0.16)	(0.12)
Total from investment operations	0.30	0.30

Distributions	(0.47)	(0.45)
Accretion (dilution) (2)	0.03	-
Net asset value at end of period	$13.36	$14.07

Ratio/Supplemental Data:
Total return based on net asset value(3)	2.44%	2.11%
Total return based on market value(4)	(0.24)%	8.54%
Ratio of net investment income to average net assets(5)(6)	13.83%	12.68%
Ratio of total operating expenses to average net assets(5)(6)	15.81%	14.63%
Ratio of total operating expenses, excluding incentive fees, to average net assets(5)	12.36%	11.46%
Ratio of net increase (decrease) in net assets resulting from operations to average net assets(5)	8.93%	8.33%
Portfolio turnover rate(7)	2.41%	0.91%

Net assets at beginning of period	$547,071	$576,052
Net assets at end of period	$529,469	$569,807
Weighted average net assets	$542,836	$583,731
Weighted average shares outstanding for the period, basic	40,392,255	40,509,269
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
(4)
Total return based on market value is calculated as the change in market value per share during the period plus dividends per share, divided by the beginning market value per share. The total returns are not annualized.
(5)
The ratios are calculated based on weighted average net assets for the relevant period and are annualized.
(6)
The ratio includes annualized incentive fees and as incentive fees are performance driven, the amount expensed in future periods may vary significantly and is dependent on overall investment performance, early terminations, scheduled prepayments and other liquidity events.
(7)
The portfolio turnover rate for the period is calculated by taking the lesser of investment portfolio purchases or sales during the period, divided by the average investment portfolio value during the period. As such, portfolio turnover is not annualized.

Note 12 - Subsequent Events

The Company evaluated events subsequent to March 31, 2024 through May 7, 2024.

On April 26, 2024 Echo360 Inc. prepaid its outstanding principal balance of $25.3 million on the senior secured loan.

On April 30, 2024, the Board of Directors declared an ordinary distribution of $0.40 per share and a supplemental distribution of $0.07 per share for stockholders of record on May 10, 2024 payable on or before May 24, 2024

On April 30, 2024, following his return from the temporary medical leave and upon the approval of the Board of Directors, Mr. Spreng, was reinstated as the Company's President and Chief Executive Officer.

For the period commencing March 31, 2024 through May 7, 2024, the Company repurchased 183,702 shares under the Company's Repurchase Program.

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
•
the effect of legal, tax, and regulatory changes; and
•
the other risks, uncertainties and other factors we identify under “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the "SEC") on March 7, 2024 and in this quarterly report on Form 10-Q.

Although we believe the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this quarterly report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 7, 2024.

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

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto contained elsewhere in this quarterly report on Form 10‑Q.

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

Portfolio Composition and Investment Activity

Portfolio Composition

At March 31, 2024, we had investments in 53 portfolio companies, representing 23 companies in which we held loan and warrant investments, three companies in which we held loan investments and shares of common stock, preferred stock, or a combination with warrants, four companies in which we held a loan investment only, 16 companies in which we held warrant investments only, and seven companies in which we held shares of common stock, preferred stock, or equity interests only, or a combination with warrants. At December 31, 2023, we had investments in 52 portfolio companies, representing 22 companies in which we held loan and warrant investments, three companies in which we held loan investments and shares of common, preferred stock, or a combination with warrants, four companies in which we held a loan investment only, 16 companies in which we held warrant investments only, and seven companies in which we held shares of common stock, preferred stock, or equity interests only, or a combination with warrants.

The following table shows the fair value of our investments, by asset class, as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024			December 31, 2023
Investments	Cost	Fair Value	% of Total Portfolio	Cost	Fair Value	% of Total Portfolio
Portfolio Investments
Senior Secured Term Loans	$973,332	$955,177	93.98%	$977,947	$964,099	90.35%
Second Lien Term Loans	14,380	14,388	1.42	14,278	14,399	1.35
Convertible Note	1,357	1,023	0.10	1,357	1,357	0.13
Preferred Stocks	40,602	28,810	2.83	40,602	29,838	2.80
Common Stocks	9,141	891	0.09	9,141	1,420	0.13
Equity Interest	950	950	0.09	950	950	0.09
Warrants	23,027	15,093	1.49	20,560	12,947	1.21
Total Investments, excluding U.S. Treasury Bills	1,062,789	1,016,332	100.00	1,064,835	1,025,010	96.06

U.S. Treasury Bill	-	-	-	42,014	41,999	3.94
Total Portfolio Investments	$1,062,789	$1,016,332	100.00%	$1,106,849	$1,067,009	100.00%

For the three months ended March 31, 2024, our debt investment portfolio had a dollar-weighted annualized yield of 17.4%. For the three months ended March 31, 2023, our debt investment portfolio had a dollar-weighted annualized yield of 15.2%. We calculate the yield on dollar-weighted debt investments for any period measured as (1) total related investment income during the period divided by (2) the daily average of the fair value of debt investments outstanding during the period, including any debt investments on non-accrual status. As of March 31, 2024, our debt investments had a dollar-weighted average outstanding term of 59 months at origination and a dollar-weighted average remaining term of 37 months, or approximately 3.1 years. As of March 31, 2024, substantially all of our debt investments had an original committed principal amount of between $6.0 million and $85.0 million and pay cash interest at annual interest rates of between 8.0% and 14.8%.

The following table shows our dollar-weighted annualized yield by investment type for the three months ended March 31, 2024 and 2023:

	Fair Value(1)		Cost(2)
	Three Months Ended March 31,		Three Months Ended March 31,
	2024	2023	2024	2023
Investment type:
Debt investments	17.39%	15.24%	17.13%	14.99%
Equity interest	1.16%	3.18%	0.73%	2.71%
All investments	16.63%	14.78%	15.95%	14.45%

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

Investment Activity

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments as well as repayments and sales of existing investments. During the three months ended March 31, 2024, the Company funded $19.7 million in one new portfolio company, and $5.0 million in one existing portfolio company, net of upfront loan origination fees and refinances. The Company also received $34.4 million in loan prepayments from two portfolio companies and $0.4 million in scheduled principal payments from one portfolio company. There were no proceeds from the termination of warrants, sale of preferred stock, or sale of common stock. During the three months ended March 31, 2023, the Company did not fund any new portfolio companies and funded $12.9 million in five existing portfolio companies, net of upfront loan origination fees and refinances. The Company also received $10.2 million in loan repayments from two portfolio companies. There were no proceeds from the termination of warrants, sale of preferred stock, and sale of common stock.

Portfolio Reconciliation

The following is a reconciliation of our investment portfolio, including U.S. Treasury Bills, for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning investment portfolio	$1,067,009	$1,126,309
Purchases of investments	24,642	12,871
Purchases of U.S. Treasury Bills	-	34,974
PIK interest	4,176	3,755
Sales and prepayments of investments	(34,449)	(10,192)
Scheduled repayments of investments	(413)	(4,007)
Sales and maturities of U.S. Treasury Bills	(42,029)	-
Amortization of fixed income premiums or accretion of discounts	4,013	2,868
Net realized gain (loss) on investments	-	(1,178)
Net change in unrealized gain (loss) on investments	(6,617)	(5,084)
Ending investment portfolio	$1,016,332	$1,160,316

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

The following table shows the investment ratings of our debt investments at fair value as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31, 2024			December 31, 2023
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	—
2	605,452	59.57	19	612,709	57.41	19
3	325,372	32.01	9	361,998	33.93	9
4	35,539	3.50	1	3,791	0.36	1
5	3,202	0.32	1	—	—	0
	$969,565	95.40%	30	$978,498	91.70%	29

Loans and Debt Securities on Non-Accrual Status

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of March 31, 2024 and December 31, 2023, we have not written off any accrued and uncollected PIK interest. As of March 31, 2024, we had two loans on non-accrual status: one loan to Mingle Healthcare Solutions, Inc. with a cost basis of $5.0 million and a fair value of $3.2 million, and Snagajob, Inc, with a cost basis of $42.7 million and a fair value of $35.5 million representing 3.8% of the Company’s total investment portfolio. From being placed on non-accrual status through March 31, 2024, cumulative interest of $0.2 million would be receivable and not recorded in "Interest income from control investments" on the Consolidated Statements of Operations. As of December 31, 2023, we had no loans on non-accrual status.

Results of Operations

An important measure of our financial performance is "Net increase (decrease) in net assets resulting from operations" on the Consolidated Statement of Operations, which includes "Net investment income (loss)", "Net realized gain (loss)" and "Net change in unrealized gain (loss)". "Net investment income (loss)" is the difference between our income from interest, dividends, fees and other investment income and our operating expenses, including interest on borrowed funds. "Net realized gain (loss) on investments" is the difference between the proceeds received from dispositions of portfolio investments, and U.S. Treasury Bills and their amortized cost. "Net change in unrealized gain (loss) on investments" is the net change in the fair value of our investment portfolio.

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table is a comparison of the results of our operations for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended March 31,
	2024		2023
	Total	Per Share(1)	Total	Per Share(1)
Investment income
Interest, fee and dividend income	$39,881	$0.99	$39,310	$0.97
Other income	128	—	—	-
Total investment income	40,009	0.99	39,310	0.97
Operating expenses
Management fees	3,952	0.10	3,959	0.10
Incentive fees	4,668	0.12	4,563	0.11
Interest and other debt financing expenses	10,860	0.27	10,920	0.27
Professional fees	662	0.02	548	0.01
Administration agreement expenses	564	0.01	583	0.01
Insurance expense	208	0.01	268	0.01
Tax expense	2	—	50	-
Other expenses	429	—	173	0.01
Total operating expenses	21,345	0.53	21,064	0.52
Net investment income	18,664	0.46	18,246	0.45
Realized gain (loss) on investments	—	—	(1,178)	(0.03)
Net change in unrealized gain (loss) on investments	(6,617)	(0.16)	(5,084)	(0.12)
Net increase (decrease) in net assets resulting from operations	$12,047	$0.30	$11,984	$0.30
(1)
The basic per share figures noted above are based on weighted averages of 40,392,255 and 40,509,269 shares outstanding for the three months ended March 31, 2024 and 2023, respectively.

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

Investment income for the three months ended March 31, 2024 and 2023 was $40.0 million and $39.3 million, respectively, and includes non-recurring income of $3.7 million and $0.6 million, respectively. Non-recurring income includes, but is not limited to, acceleration of unaccreted OID, prepayment fees and amendment fees. The increase in investment income for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to increased payment-in-kind interest income activity from non-control/non-affiliate investments.

Operating Expenses

Our primary operating expenses include the payment of fees to RGC under the Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement, professional fees, and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, including those relating to:

•
our pro-rata portion of fees and expenses related an initial public offering in connection with a Spin-Off transaction (as defined in "Note 3 – Related Party Agreements and Transactions" to our consolidated financial statements in Part I, Item 1 of this Form 10-Q);
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

Operating expenses for the three months ended March 31, 2024 and 2023 were $21.3 million and $21.1 million, respectively. Operating expenses increased for the three months ended March 31, 2024 from the three months ended March 31, 2023 primarily due to increased performance-based incentive fees, and credit loss expense associated with the establishment of the CECL reserve. Operating expenses for the three months ended March 31, 2024 and 2023 were $0.53 and $0.52 per share, respectively.

Management fees for the three months ended March 31, 2024 and 2023 were $4.0 million and $4.0 million, respectively. Management fees remained flat for the three months ended March 31, 2024 from the three months ended March 31, 2023 primarily due to consistent gross assets when comparing prior quarters in arrears.

Incentive fees for the three months ended March 31, 2024 and 2023 were $4.7 million and $4.6 million, respectively. Incentive fees increased for the three months ended March 31, 2024 from the three months ended March 31, 2023 primarily due to an increase in net investment income and increased prepayment fee income in the current quarter. For the three months ended March 31, 2024, $3.6 million of the incentive fees were payable in cash, and $1.1 million were deferred and accrued. For the three months ended March 31, 2023, $3.5 million of the incentive fees were payable in cash, and $1.1 million were deferred and accrued. Incentive fees related to PIK or deferred interest are accrued and payment is deferred until such interest is collected in cash. Incentive fees for the three months ended March 31, 2024 and 2023 were $0.12 and $0.11 per share, respectively.

Net Investment Income

Net investment income for the three months ended March 31, 2024 and 2023 was $18.7 million and $18.2 million, respectively. Net investment income increased for the three months ended March 31, 2024 from the three months ended March 31, 2023 was primarily due to growth in payment-in-kind income and fee income partially offset by an increase in performance-based incentive fees. Net investment income for the three months ended March 31, 2024 and 2023 was $0.46 and $0.45 per share, respectively.

Net Realized Gain (Loss) on Investments

There was no net realized gain (loss) on investments for the three months ended March 31, 2024. The net realized loss on investments of $1.2 million for the three months ended March 31, 2023 was due to a loss of our investments in the warrants of CareCloud, Inc. and Gynesonics, Inc.

Net Change in Unrealized Gain (Loss) on Investments

Net change in unrealized loss on investments of $6.6 million for the three months ended March 31, 2024 was primarily due to a decrease in the fair value of our preferred stock investment in CareCloud, Inc., our senior secured loans to Snagajob.com, Inc., Mingle Healthcare Solutions, Inc., and FiscalNote, Inc., and our common stock investment in Coginiti Corp. The net change in unrealized loss on investments of $5.1 million for the three months ended March 31, 2023 was primarily due to decreases in the fair value of our senior secured loan to Gynesonics, Inc. and preferred stock in Gynesonics, Inc., partially offset by an increase in the fair value of our senior secured loan to Pivot3, Inc.

Net Increase (Decrease) in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of $12.0 million for the three months ended March 31, 2024, as compared to a net increase in net assets resulting from operations of $12.0 million for the three months ended March 31, 2023.

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

During the three months ended March 31, 2024, we principally funded our operations from (i) cash receipts from interest, dividend, and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments.

During the three months ended March 31, 2024, our operating activities provided $68.6 million of cash and cash equivalents, compared to $18.5 million used during the three months ended March 31, 2023, respectively. The $87.1 million increase in cash provided by operating activities was primarily due to a $23.2 million decrease in purchases of investments and U.S. Treasury Bills and a $62.7 million increase in sales and repayments of investments and U.S. Treasury Bills.

During the three months ended March 31, 2024, our financing activities used $64.7 million of cash, compared to $16.0 million provided by financing activities during the three months ended March 31, 2023. The $80.7 million increase in cash flows used in financing activities was primarily due to decreased net borrowing activity of $70.0 million, increased dividend distributions of $0.8 million, and increased share repurchases of $10.6 million.

As of March 31, 2024, our net assets totaled $529.5 million, with a net asset value per share of $13.36. We intend to continue to operate in order to generate cash flows from operations, including income earned from investments in our portfolio companies. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

Available Liquidity and Capital Resources

As of March 31, 2024, we had $319.9 million in available liquidity, including $6.9 million in cash and cash equivalents, and approximately $313.0 million available under our Credit Facility, subject to borrowing base capacity. As of March 31, 2024, we had $237.0 million of secured debt outstanding under our Credit Facility, which are floating interest rate obligations and $247.3 million of unsecured debt outstanding under 2026 and 2027 Notes, which are all fixed interest rate debt obligations. Refer to "Note 7 – Borrowings" to our consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional discussion of our debt obligations.

Pursuant to the 1940 Act, we are permitted to incur borrowings, issue debt securities, or issue preferred stock unless, immediately after the borrowings or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock is at least 150% (at least 200% prior to June 17, 2022). As of March 31, 2024 and December 31, 2023, our asset coverage ratio was 209% and 205%, respectively.

As detailed above, our diverse and well-structured balance sheet is designed to provide a long-term focused and sustainable investment platform. Currently, we believe we have sufficient liquidity to support our near-term capital requirements.

Commitments and Obligations

Our significant contractual payment obligations relate to our borrowings and deferred incentive fees. As of March 31, 2024, we had $484.3 million of debt outstanding, none of which was due within the next year, $332.0 million within 1 to 3 years, and $152.3 million beyond 3 years. As of March 31, 2024, we had $10.2 million of deferred incentive fees, $0.5 million of which was due within the next year, $5.9 million within 1 to 3 years, and $3.8 million beyond 3 years.

In addition to our on-balance sheet contractual obligations, in the normal course of business, we have future cash requirements related to our financial instruments with off-balance sheet risk. These consist of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet.

Our unfunded commitments may be significant from time to time. As of March 31, 2024, we had a total of $235.8 million in unfunded commitments which was comprised of $200.8 million to provide debt financing to its portfolio companies and $35.0 million in unfunded commitments to provide equity financing to the Runway-Cadma I LLC. Unfunded contractual commitments depend upon a portfolio company reaching certain milestones before the debt commitment is available to the portfolio company, which is expected to affect our funding levels. These commitments are subject to the same underwriting and ongoing portfolio maintenance as the on-balance sheet financial instruments that we hold. From time to time, unfunded contractual commitments may expire without being drawn and thus do not represent future cash requirements. We maintain sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded commitments should the need arise. As of March 31, 2024, we had approximately $42.0 million of available unfunded commitments to portfolio companies that are eligible to be drawn based on achieved milestones and $35.0 million in unfunded capital commitments to Runway-Cadma I LLC. Refer to “Note 8 – Commitments and Contingencies” of our consolidated financial statements in Part I, Item 1 of this Form 10-Q for a summary of unfunded commitments by portfolio company as of March 31, 2024.

The fair value of our unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations embedded in the borrowing agreements.

Repurchase Program

On February 24, 2022, our Board of Directors approved a repurchase program (the “ Initial Repurchase Program”) under which we could have repurchased up to $25.0 million of our outstanding common stock, prior to its expiration on February 24, 2023. Under the Initial Repurchase Program, we could have repurchased shares at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. As of March 31, 2024 and December 31, 2023, we had repurchased 871,345 shares of our common stock under the Initial Repurchase Program for an aggregate purchase price of $10.8 million. The Board of Directors did not renew the Initial Repurchase Program, and it expired on February 24, 2023.

On November 2, 2023, our Board of Directors approved a new share repurchase program (the "Repurchase Program"), under which we may repurchase up to $25.0 million of our outstanding shares of common stock. Under the Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. As of March 31, 2024, we had repurchased 887,096 shares in connection with the Repurchase Program for an aggregate purchase price of $10.6 million. If not renewed, the Repurchase Program will terminate upon the earlier of (i) November 2, 2024 and (ii) the repurchase of $25.0 million of the Company's shares of common stock.

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

During the three months ended March 31, 2024, we declared and paid dividends in the amount of $19.0 million, of which $18.8 million were distributed in cash and the remainder distributed in shares to stockholders pursuant to our Dividend Reinvestment Plan. For the three months ended March 31, 2023, we declared dividends in the amount of $18.2 million, of which $17.5 million were distributed in cash and the remainder distributed in shares to stockholders pursuant to our Dividend Reinvestment Plan.

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. Refer to "Note 9 – Net Assets" of our consolidated financial statements in Part I, Item 1 of this Form 10-Q for a summary of the distributions declared and paid since inception.

Critical Accounting Estimates

The preparation of the consolidated financial statements and related disclosures in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and revenues and expenses during the period reports. Actual results could materially differ from those estimates. For a description of our critical accounting policies, including those related to the valuation of investments and our election to be treated, and intent to qualify annually, as a RIC refer to “Note 2 – Summary of Significant Accounting Policies” to our consolidated financial statements in Part I, Item 1 of this Form 10-Q. We consider the most significant accounting policies to be those related to our Fair Value Measurements and Income Taxes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We commenced investment activities in portfolio securities during the quarter ended June 30, 2017 and commenced investment activities in U.S. Treasury Bills during the quarter ended December 31, 2016.

We are subject to financial market risk, including changes in the valuations of our investment portfolio. Market risk includes risks that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The prices of securities held by us may decline in response to certain events, including those directly involving the companies we invest in; conditions affecting the general economy; overall market changes; legislative reform; local, regional, national or global political, social or economic instability; and interest rate fluctuations. Uncertainty with respect to the economic efforts of rising interest rates and inflation has introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks.

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

As of March 31, 2024, 100.0% of our performing debt portfolio investments bore interest at variable rates, consisting of approximately 66.0% based on SOFR and 34.0% based on Prime. As a policy, any interest above the cash cap, if applicable, as determined on an individual loan basis will accrue to principal and be treated as PIK interest. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase our investment income by a maximum of $18.3 million and decrease our investment income by a maximum of $15.9 million, due to certain floors, on an annual basis.

Our debt borrowings under the Credit Facility bear interest at a floating rate, all other outstanding debt borrowings bear interest at a fixed rate. Borrowings under the Credit Facility bear interest on a per annum basis equal to the SOFR plus an applicable margin rate that ranges from 2.95% to 3.35% per annum depending on the Company's leverage ratio and number of eligible loans in the collateral pool. For additional information regarding the interest rate associated with each of our debt borrowings, refer to "Note 7 – Borrowings" to our consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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

In addition, any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved, and may be exacerbated current economic conditions and any associated impact on foreign financial markets.

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

Item 1A. Risk Factors.

You should carefully consider the risks described below and all other information contained in this quarterly report on Form 10-Q, including our interim consolidated financial statements and the related notes thereto, before making a decision to purchase our securities. The risks and uncertainties described below are not the only ones we may face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, you may lose all or part of your investment. There have been no material changes known to us during the period ended March 31, 2024 to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 7, 2024.

The risks and uncertainties described in our annual report on Form 10-K are not the only ones we may face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the risks listed in our annual report on Form 10-K actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than pursuant to our Dividend Reinvestment Plan, and except as previously reported by us on our current reports on Form 8‑K, we did not sell any securities during the period covered by this quarterly report on Form 10‑Q that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Disclosure

As part of our Repurchase Program, we maintain a repurchase plan in accordance with Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended. During the three months ended March 31, 2024, 887,096 shares were repurchased under the Rule 10b5-1 plan. Future repurchases may be made as open market or privately negotiated transactions as described above. We have no obligation to repurchase stock under this program and may suspend or terminate the Repurchase Program at any time.

For the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company has entered into any (i) contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement (1)

3.2	Articles of Amendment (2)

3.3	Second Amended and Restated Bylaws (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a‑14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a‑14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents *

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 has been formatted in Inline XBRL.*

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

RUNWAY GROWTH FINANCE CORP.
Date: May 7, 2024
	By:	/s/ R. David Spreng
R. David Spreng
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: May 7, 2024	By:	/s/ Thomas B. Raterman
Thomas B. Raterman
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)