Form 10-Q
period 2024-06-30
Runway Growth Finance Corp.
filed 2024-08-08
CIK 1653384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The issuer had 38,547,295 shares of common stock, $0.01 par value per share, outstanding as of August 8, 2024.

RUNWAY GROWTH FINANCE CORP.

FORM 10‑Q FOR THE QUARTER ENDED June 30, 2024

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

RUNWAY GROWTH FINANCE CORP.

Consolidated Statements of Assets and Liabilities

(In thousands, except share and per share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Investments at fair value:
Non-control/non-affiliate investments at fair value (cost of $1,055,456 and $1,005,024, respectively)	$1,011,472	$972,604
Affiliate investments at fair value (cost of $59,025 and $58,861, respectively)	50,373	51,456
Control investments at fair value (cost of $1,600 and $950, respectively)	1,479	950
Investment in U.S. Treasury Bills at fair value (cost of $0 and $42,014, respectively)	—	41,999
Total investments at fair value (cost of $1,116,081 and $1,106,849, respectively)	1,063,324	1,067,009
Cash and cash equivalents	8,810	2,970
Interest and fees receivable	5,760	8,269
Other assets	342	905
Total assets	1,078,236	1,079,153
Liabilities
Debt:
Credit facility	309,000	272,000
2026 Notes	95,000	95,000
2027 Notes	152,250	152,250
Unamortized deferred debt costs	(7,562)	(9,172)
Total debt, less unamortized deferred debt costs	548,688	510,078
Incentive fees payable	13,865	12,500
Interest payable	7,010	6,764
Accrued expenses and other liabilities	2,289	2,740
Total liabilities	571,852	532,082
Commitments and contingencies (Note 8)
Net assets
Common stock, par value	414	414
Additional paid-in capital	605,108	605,110
Distributable earnings (losses)	(64,872)	(47,637)
Treasury stock	(34,266)	(10,816)
Total net assets	$506,384	$547,071

Shares of common stock outstanding ($0.01 par value, 100,000,000 shares authorized)	38,547,295	40,509,269
Net asset value per share	$13.14	$13.50

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Investment income
From non-control/non-affiliate investments:
Interest income	$30,935	$33,818	$65,390	$68,671
Payment-in-kind interest income	2,330	6,425	6,537	10,221
Dividend income	—	319	—	643
Fee income	187	615	807	660
From affiliate investments:
Interest income	600	593	1,199	885
Other income	141	125	269	125
Total investment income	34,193	41,895	74,202	81,205
Operating expenses
Management fees	3,946	4,337	7,898	8,296
Incentive fees	3,649	4,920	8,317	9,483
Interest and other debt financing expenses	10,867	11,410	21,727	22,330
Professional fees	253	490	915	1,038
Administration agreement expenses	472	615	1,036	1,198
Insurance expense	209	268	417	536
Tax expense	—	—	2	50
Other expenses	206	179	635	352
Total operating expenses	19,602	22,219	40,947	43,283
Net investment income	14,591	19,676	33,255	37,922
Net realized and net change in unrealized gain (loss) on investments
Net realized gain (loss) on non-control/non-affiliate investments, including U.S. Treasury Bills	—	—	—	(1,178)
Net realized gain (loss) on investments, including U.S. Treasury Bills	—	—	—	(1,178)
Net change in unrealized gain (loss) on non-control/non-affiliate investments, including U.S. Treasury Bills	(6,484)	1,538	(11,549)	117
Net change in unrealized gain (loss) on affiliate investments	305	(103)	(1,247)	(6,089)
Net change in unrealized gain (loss) on control investments	(121)	1,209	(121)	3,532
Net change in unrealized gain (loss) on investments, including U.S. Treasury Bills	(6,300)	2,644	(12,917)	(2,440)
Net realized and unrealized gain (loss) on investments	(6,300)	2,644	(12,917)	(3,618)
Net increase (decrease) in net assets resulting from operations	$8,291	$22,320	$20,338	$34,304
Net investment income per common share (basic and diluted)	$0.37	$0.49	$0.84	$0.94
Net increase (decrease) in net assets resulting from operations per common share (basic and diluted)	$0.21	$0.55	$0.51	$0.85
Weighted average shares outstanding (basic and diluted)	39,180,767	40,509,269	39,786,511	40,509,269

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Statements of Changes in Net Assets

(Unaudited)

(In thousands, except share and per share data)

	Common Stock			Paid-in Capital	Accumulated
For the Three Months Ended June 30, 2024	Shares (1)	Amount	Treasury Stock	in Excess of Par Value	Undistributed Earnings (Losses)	Total Net Assets

Balances at March 31, 2024	39,622,162	$414	$(21,425)	$605,108	$(54,628)	$529,469
Net increase (decrease) in net assets resulting from operations	—	—	—	—	8,291	8,291
Acquisition of treasury stock	(1,074,842)	—	(12,841)	—	—	(12,841)
Dividends paid to stockholders	—	—	—	—	(18,535)	(18,535)
Shares retired	(25)	—	—	—	—	—
Tax reclassification	—	—	—	—	—	—
Balances at June 30, 2024	38,547,295	$414	$(34,266)	$605,108	$(64,872)	$506,384

	Common Stock			Paid-in Capital	Accumulated
For the Six Months Ended June 30, 2024	Shares (1)	Amount	Treasury Stock	in Excess of Par Value	Undistributed Earnings (Losses)	Total Net Assets
Balances at December 31, 2023	40,509,269	$414	$(10,816)	$605,110	$(47,637)	$547,071
Net increase (decrease) in net assets resulting from operations	—	—	—	—	20,338	20,338
Acquisition of treasury stock	(1,961,938)	—	(23,450)	—	—	(23,450)
Dividends paid to stockholders	—	—	—	—	(37,575)	(37,575)
Shares retired	(36)	—	—	—	—	—
Tax reclassification	—	—	—	(2)	2	—
Balances at June 30, 2024	38,547,295	$414	$(34,266)	$605,108	$(64,872)	$506,384

(1)	Number of shares is shown net of cumulative treasury stock repurchases of 2,833,283 shares as of June 30, 2024.

	Common Stock			Paid-in Capital	Accumulated
For the Three Months Ended June 30, 2023	Shares (1)	Amount	Treasury Stock	in Excess of Par Value	Undistributed Earnings (Losses)	Total Net Assets
Balances at March 31, 2023	40,509,269	$414	$(10,816)	$605,774	$(25,565)	$569,807
Net increase (decrease) in net assets resulting from operations	—	—	—	—	22,320	22,320
Acquisition of treasury stock	—	—	—	—	—	—
Dividends paid to stockholders	—	—	—	—	(18,229)	(18,229)
Shares retired	—	—	—	—	—	—
Tax reclassification	—	—	—	—	—	—
Balances at June 30, 2023	40,509,269	$414	$(10,816)	$605,774	$(21,474)	$573,898

	Common Stock			Paid-in Capital	Accumulated
For the Six Months Ended June 30, 2023	Shares (1)	Amount	Treasury Stock	in Excess of Par Value	Undistributed Earnings (Losses)	Total Net Assets
Balances at December 31, 2022	40,509,269	$414	$(10,816)	$605,774	$(19,320)	$576,052
Net increase (decrease) in net assets resulting from operations	—	—	—	—	34,304	34,304
Acquisition of treasury stock	—	—	—	—	—	—
Dividends paid to stockholders	—	—	—	—	(36,458)	(36,458)
Shares retired	—	—	—	—	—	—
Tax reclassification	—	—	—	—	—	—
Balances at June 30, 2023	40,509,269	$414	$(10,816)	$605,774	$(21,474)	$573,898

(1)	Number of shares is shown net of cumulative treasury stock repurchases of 871,345 shares as of June 30, 2023.

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net increase in net assets resulting from operations	$20,338	$34,304
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(100,025)	(63,540)
Purchases of U.S. Treasury Bills	—	(34,974)
Payment-in-kind interest	(6,863)	(9,783)
Sales or repayments of investments	61,507	105,672
Sales or maturities of U.S. Treasury Bills	42,029	35,000
Net realized (gain) loss on investments	—	1,178
Net change in unrealized (gain) loss on investments	12,917	2,440
Amortization of fixed income premiums or accretion of discounts	(5,880)	(5,005)
Amortization of deferred debt costs	1,698	1,470
Changes in operating assets and liabilities:
(Increase) decrease in interest and fees receivable	2,509	656
(Increase) decrease in other assets	563	460
Increase (decrease) in incentive fees payable	1,365	2,009
Increase (decrease) in interest payable	246	2,070
Increase (decrease) in accrued expenses and other liabilities	(451)	(366)
Net cash provided by (used in) operating activities	29,953	71,591
Cash flows from financing activities
Payments of deferred debt costs	(88)	(1,154)
Borrowings under credit facility	107,000	73,000
Repayments under credit facility	(70,000)	(100,000)
Proceeds from 2026 Notes	—	25,000
Acquisition of treasury shares	(23,450)	—
Dividends paid to stockholders	(37,575)	(36,458)
Net cash (used in) provided by financing activities	(24,113)	(39,612)
Net increase (decrease) in cash and cash equivalents	5,840	31,979
Cash and cash equivalents at beginning of period	2,970	5,761
Cash and cash equivalents at end of period	$8,810	$37,740
Supplemental and non-cash financing cash flow information:
Taxes paid	$616	$340
Interest paid	18,114	18,368

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited)

June 30, 2024

(In thousands, except share and per share data)

Portfolio Company	Investment Type	Investment Description(1),(2),(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Debt Investments
	Application Software
Airship Group, Inc.	Senior Secured	SOFR+3.75%, 9.08% floor, 3.00% PIK, 3.25% ETP	6/28/2024	6/15/2028	58,400	57,321	57,321	(10) (11) (12)
Blueshift Labs, Inc.	Senior Secured	SOFR+6.25%, 11.25% floor, 2.00% PIK, 1.50% ETP	12/19/2023	12/15/2028	25,755	25,407	24,698	(10) (11) (12)
Circadence Corporation	Senior Secured	SOFR+9.50%, 12.26% floor, 7.50% ETP	12/20/2018	12/15/2025	23,752	25,102	19,534	(11) (12)
FiscalNote, Inc.	Senior Secured	PRIME+5.00%, 9.00% floor, 1.00% PIK, 5.75% ETP	10/19/2020	7/15/2027	38,797	40,592	38,181	(10) (11) (12) (14)
VTX Intermediate Holdings, Inc. (dba VertexOne)	Senior Secured	SOFR+9.00%, 9.50% floor, 10.00% cash cap, 4.50% ETP	12/28/2021	12/28/2026	90,044	91,239	89,596	(10) (11) (12)
	Total Application Software - 45.29%*					239,661	229,330

	Asset Management & Custody Banks
Betterment Holdings, Inc.	Senior Secured	PRIME+4.50%, 8.50% floor	10/6/2023	10/6/2027	8,000	7,899	8,078	(12)
	Total Asset Management & Custody Banks - 1.60%*					7,899	8,078

	Data Processing & Outsourced Services
Elevate Services, Inc.	Senior Secured	SOFR+7.50%, 12.78% floor	7/10/2023	7/10/2027	20,000	19,503	19,811	(12)
Interactions Corporation	Senior Secured	SOFR+9.26%, 9.76% floor, 3.4375% ETP	6/24/2022	6/15/2027	40,000	40,124	39,853	(11) (12)
ShareThis, Inc.	Senior Secured	SOFR+9.25%, 11.86% floor, 3.00% ETP	12/3/2018	9/30/2024	18,284	18,887	18,520	(11) (12)
	Senior Secured	SOFR+8.25%, 10.86% floor, 3.00% ETP	8/18/2020	9/30/2024	871	900	882	(11) (12)
Vesta Payment Solutions, Inc.	Senior Secured	SOFR+7.00%, 9.00% floor, 5.00% ETP	11/29/2022	11/15/2026	25,000	25,090	23,837	(11) (12)
	Total Data Processing & Outsourced Services - 20.32%*					104,504	102,903

	Electronic Equipment & Instruments
Brivo, Inc.	Senior Secured	SOFR+6.85%, 10.89% floor, 3.00% ETP	10/20/2022	10/20/2027	26,293	26,423	26,722	(11) (12)
	Total Electronic Equipment & Instruments - 5.28%*					26,423	26,722

	Healthcare Equipment
Moximed, Inc.	Senior Secured	PRIME+5.25%, 8.75% floor, 3.50% ETP	6/24/2022	7/1/2027	15,000	14,997	15,434	(11) (12)
	Total Healthcare Equipment - 3.05%*					14,997	15,434

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

June 30, 2024

(In thousands, except share and per share data)

Portfolio Company	Investment Type	Investment Description(1),(2),(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes

Non-Control/Non-Affiliate Investments
Debt Investments
	Healthcare Technology
EBR Systems, Inc.	Senior Secured	PRIME+4.90%, 8.90% floor, 4.50% ETP	6/30/2022	6/15/2027	40,000	39,759	40,299	(11) (12) (16)
Mingle Healthcare Solutions, Inc.	Senior Secured	SOFR+9.75%, 12.26% floor, 10.50% ETP	8/15/2018	12/15/2026	4,322	4,952	3,092	(11) (13) (27)
Nalu Medical, Inc.	Senior Secured	PRIME+2.70%, 6.70% floor, 2.00% PIK, 4.50% ETP	10/12/2022	10/12/2027	20,691	20,717	21,535	(10) (11) (12)
Onward Medical, N.V.	Senior Secured	SOFR+6.50%, 10.75% floor, 2.50% ETP	6/28/2024	6/15/2028	17,088	16,579	16,579	(8) (11) (12) (17)
Route 92 Medical, Inc.	Senior Secured	SOFR+8.48%, 8.98% floor, 3.95% ETP	8/17/2021	7/1/2026	35,000	34,598	35,277	(11) (12)
SetPoint Medical Corporation	Senior Secured	SOFR+5.75%, 9.00% floor, 4.00% ETP	12/29/2022	12/1/2027	25,000	25,125	25,813	(11) (12)
	Total Healthcare Technology - 28.16%*					141,730	142,595

	Human Resource & Employment Services
CloudPay, Inc.	Senior Secured	PRIME+6.25%, 10.25% floor, 2.00% ETP	9/26/2022	8/17/2027	75,000	75,119	77,297	(5) (9) (11) (12)
Snagajob.com, Inc.	Senior Secured	SOFR+8.50% PIK, 9.00% floor, 2.75% ETP	9/29/2021	9/1/2025	42,297	42,739	30,033	(10) (11) (13) (27)
	Total Human Resource & Employment Services - 21.19%*					117,858	107,330

	Internet & Direct Marketing Retail
Madison Reed, Inc.	Senior Secured	PRIME+4.75%, 11.00% floor, 11.00% cash cap, 3.00% ETP	12/16/2022	12/16/2026	16,067	15,921	15,967	(10) (11) (12)
Marley Spoon SE	Senior Secured	SOFR+7.50%, 8.26% floor, 1.25% PIK, 1.00% ETP	6/30/2021	6/15/2027	38,173	38,100	37,466	(6) (9) (10) (11) (12) (18)
	Total Internet & Direct Marketing Retail - 10.55%*					54,021	53,433

	Internet Software and Services
Bombora, Inc.	Senior Secured	SOFR+4.75%, 6.75% floor, 3.25% PIK, 0.96% ETP	12/26/2023	1/15/2028	28,438	28,362	28,345	(10) (11) (12)
CarNow, Inc.	Senior Secured	SOFR+7.25%, 11.75% floor, 1.00% ETP	3/22/2024	3/22/2029	20,000	17,454	17,454	(11) (12)
Skillshare, Inc.	Senior Secured	SOFR+6.50%, 10.72% floor, 3.00% ETP	11/8/2022	11/8/2026	30,000	30,015	29,651	(11) (12)
Synack, Inc.	Senior Secured	SOFR+7.00%, 11.07% floor, 1.00% ETP	12/29/2023	12/29/2028	40,000	39,816	39,801	(11) (12)
	Total Internet Software and Services - 22.76%*					115,647	115,251

	Property & Casualty Insurance
Kin Insurance, Inc.	Senior Secured	PRIME+6.25%, 12.50% floor, 3.00% ETP	9/26/2022	9/15/2026	75,000	75,422	75,598	(11) (12)
	Total Property & Casualty Insurance - 14.93%*					75,422	75,598

	System Software
3PL Central LLC (dba Extensiv)	Senior Secured	SOFR+4.50%, 6.50% floor, 2.50% PIK, 2.34% ETP	11/9/2022	11/9/2027	71,294	71,178	70,017	(10) (11) (12)
Linxup, LLC	Senior Secured	PRIME+3.25%, 11.75% floor, 2.25% ETP	11/3/2023	11/15/2027	30,000	29,629	30,030	(11) (12)
Dejero Labs Inc.	Second Lien	SOFR+5.00%, 5.50% floor, 5.00% PIK, 3.00% ETP	12/22/2021	12/22/2025	14,317	14,486	14,469	(7) (9) (10) (11) (12)
	Total System Software - 22.61%*					115,293	114,516

Total Debt Investments - 195.74%*						1,013,455	991,190

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

June 30, 2024

(In thousands, except share and per share data)

Portfolio Company	Investment Type	Investment Description(1),(2),(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Equity Investments
	Advertising
Minute Media Inc.	Equity	Preferred Stock	12/13/2023	N/A	1,030	119	119	(5) (13)
	Equity	Common Stock	12/13/2023	N/A	134	16	16	(5) (13)
	Total Advertising - 0.02%*					135	135

	Application Software
Aria Systems, Inc.	Equity	Series G Preferred Stock	7/10/2018	N/A	289,419	250	250	(13)
FiscalNote, Inc.	Equity	Common Stock	10/19/2020	N/A	230,881	438	337	(13) (14) (19)
	Total Application Software - 0.12%*					688	587

Healthcare Technology
CareCloud, Inc.	Equity	11% Series A Cumulative Redeemable Perpetual Preferred Stock	1/8/2020	N/A	462,064	12,132	3,729	(13) (15) (19)
	Total Healthcare Technology - 0.74%*					12,132	3,729

	Human Resource & Employment Services
Snagajob.com, Inc.	Equity	Convertible Note	10/26/2023	12/31/2026	1,357	1,357	557	(13) (23)
	Total Human Resource & Employment Services - 0.11%*					1,357	557

	Internet & Direct Marketing Retail
Marley Spoon SE	Equity	Common Stock	7/7/2023	N/A	46,004	410	76	(6) (13) (18) (19) (22)
	Total Internet & Direct Marketing Retail - 0.01%*					410	76

	Technology Hardware, Storage & Peripherals
Quantum Corporation	Equity	Common Stock	8/13/2021	N/A	459,720	2,607	188	(9) (13) (15) (19)
zSpace, Inc.	Equity	Common Stock	12/31/2020	N/A	6,078,499	1,119	—	(13)
	Total Technology Hardware, Storage & Peripherals - 0.04%*					3,726	188

Total Equity Investments - 1.04%*						18,448	5,272

Warrants
	Application Software
3DNA Corp. (dba NationBuilder)	Warrants	Series C-1 Preferred Stock	12/28/2018	12/28/2028	273,164	104	—	(13)
Airship Group, Inc.	Warrants	Series F Preferred Stock	6/28/2024	6/28/2034	626,609	500	499	(13)
Aria Systems, Inc.	Warrants	Series G Preferred Stock	6/29/2018	6/29/2028	2,387,705	1,048	1,132	(13)
Blueshift Labs, Inc.	Warrants	Success fee	12/19/2023	N/A	N/A	167	168	(13) (21)
Circadence Corporation	Warrants	Series A-6 Preferred Stock	12/20/2018	12/20/2028	1,538,462	3,630	229	(13)
	Warrants	Series A-6 Preferred Stock	10/31/2019	10/31/2029	384,615	846	57	(13)
	Warrants	Success fee	12/21/2023	N/A	N/A	304	302	(13) (21)
Dtex Systems, Inc.	Warrants	Series C-Prime Preferred Stock	6/1/2018	6/1/2025	500,000	59	323	(13)
	Warrants	Series C-Prime Preferred Stock	7/11/2019	7/11/2026	833,333	115	539	(13)
FiscalNote, Inc.	Warrants	Earnout	7/29/2022	7/29/2027	N/A	127	21	(13) (14) (21)
	Total Application Software - 0.65%*					6,900	3,270

	Asset Management & Custody Banks
Betterment Holdings, Inc.	Warrants	Common Stock	10/6/2023	10/6/2033	7,680	35	71	(13)
	Warrants	Common Stock	10/6/2023	10/6/2033	9,818	40	86	(13)
	Total Asset Management & Custody Banks - 0.03%*					75	157
See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

June 30, 2024

(In thousands, except share and per share data)

Portfolio Company	Investment Type	Investment Description(1),(2),(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants
	Biotechnology
Mustang Bio, Inc.	Warrants	Common Stock	3/4/2022	3/4/2032	49,869	315	20	(13) (15)
TRACON Pharmaceuticals, Inc.	Warrants	Common Stock	9/2/2022	9/2/2032	7,538	226	5	(13) (15)
	Total Biotechnology - 0.00%*					541	25

	Computer & Electronics Retail
Massdrop, Inc.	Warrants	Series B Preferred Stock	7/22/2019	7/22/2029	848,093	183	—	(13)
	Total Computer & Electronics Retail - 0.00%*					183	—

	Data Processing & Outsourced Services
Elevate Services, Inc.	Warrants	Series C Preferred Stock	7/10/2023	7/10/2033	248,997	447	394	(13)
Interactions Corporation	Warrants	Common Stock	6/24/2022	6/24/2032	189,408	219	16	(13)
ShareThis, Inc.	Warrants	Series D-3 Preferred Stock	12/3/2018	12/3/2028	647,615	2,162	105	(13)
	Total Data Processing & Outsourced Services - 0.10%*					2,828	515

	Electronic Equipment & Instruments
Brivo, Inc.	Warrants	Series A-2 Preferred Stock	10/20/2022	10/20/2032	201,000	99	207	(13)
Epic IO Technologies, Inc.	Warrants	Success fee	12/17/2021	12/17/2028	N/A	505	387	(13) (21)
	Total Electronic Equipment & Instruments - 0.12%*					604	594

	Healthcare Equipment
Moximed, Inc.	Warrants	Series C Preferred Stock	6/24/2022	6/24/2032	214,285	175	96	(13)
Revelle Aesthetics, Inc.	Warrants	Series A-2 Preferred Stock	3/30/2022	3/30/2032	115,591	126	27	(13)
	Total Healthcare Equipment - 0.02%*					301	123

	Healthcare Technology
Allurion Technologies, Inc.	Warrants	Common Stock	3/30/2021	3/30/2031	132,979	282	6	(13) (14) (28)
	Warrants	Common Stock	6/14/2022	3/30/2031	46,256	141	1	(13) (14) (28)
	Warrants	Common Stock	9/15/2022	9/15/2032	46,256	144	1	(13) (14) (28)
	Warrants	Earnout	8/2/2023	8/1/2028	N/A	—	3	(13) (14) (21) (28)
EBR Systems, Inc.	Warrants	Success fee	6/30/2022	6/30/2032	N/A	605	707	(13) (16) (21)
Mingle Healthcare Solutions, Inc.	Warrants	Series CC Preferred Stock	8/15/2018	8/15/2028	1,770,973	492	—	(13)
Nalu Medical, Inc.	Warrants	Series D-2 Preferred Stock	10/12/2022	10/12/2032	91,717	173	104	(13)
Onward Medical, N.V.	Warrants	Common Stock	6/28/2024	9/26/2034	165,338	340	339	(8) (13) (17) (22)
Route 92 Medical, Inc.	Warrants	Success fee	8/17/2021	8/17/2031	N/A	835	854	(13) (21)
SetPoint Medical Corporation	Warrants	Series B Preferred Stock	6/29/2021	6/29/2031	400,000	14	200	(13)
	Warrants	Series B Preferred Stock	12/29/2022	12/29/2032	600,000	74	300	(13)
VERO Biotech LLC	Warrants	Success fee	12/29/2020	12/29/2025	N/A	377	205	(13) (21)
	Total Healthcare Technology - 0.54%*					3,477	2,720

	Human Resource & Employment Services
CloudPay, Inc.	Warrants	Series B Preferred Stock	6/30/2020	6/30/2030	11,273	218	1,234	(5) (9) (13)
	Warrants	Series D Preferred Stock	8/17/2021	8/17/2031	3,502	52	140	(5) (9) (13)
	Warrants	Series D Preferred Stock	9/26/2022	9/26/2032	5,252	176	209	(5) (9) (13)
Snagajob.com, Inc.	Warrants	Series B-1 Preferred Stock	9/29/2021	9/29/2031	763,269	343	—	(13)
	Total Human Resource & Employment Services - 0.31%*					789	1,583

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

June 30, 2024

(In thousands, except share and per share data)

Portfolio Company	Investment Type	Investment Description(1),(2),(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants
	Internet & Direct Marketing Retail
Madison Reed, Inc.	Warrants	Success fee	12/16/2022	N/A	N/A	209	218	(13) (21)
	Total Internet & Direct Marketing Retail - 0.04%*					209	218

	Internet Software and Services
Bombora, Inc.	Warrants	Common Stock	3/31/2021	3/31/2031	121,581	174	116	(13)
	Warrants	Common Stock	12/26/2023	12/26/2033	48,632	42	46	(13)
CarNow, Inc.	Warrants	Common Stock	3/22/2024	3/22/2034	200,000	2,400	2,489	(13)
Fidelis Cybersecurity, Inc.	Warrants	Common Stock	3/25/2022	3/25/2032	N/A	79	—	(13) (20)
INRIX, Inc.	Warrants	Common Stock	7/26/2019	7/26/2029	150,804	522	441	(13)
Longtail Ad Solutions, Inc. (dba JW Player)	Warrants	Common Stock	12/12/2019	12/12/2029	387,596	47	317	(13)
Skillshare, Inc.	Warrants	Success fee	11/8/2022	N/A	N/A	301	513	(13) (21)
Synack, Inc.	Warrants	Common Stock	12/29/2023	6/30/2032	116,908	147	167	(13)
	Total Internet Software and Services - 0.81%*					3,712	4,089

	Property & Casualty Insurance
Kin Insurance, Inc.	Warrants	Series D-3 Preferred Stock	9/26/2022	9/26/2032	41,576	302	370	(13)
	Warrants	Series D-3 Preferred Stock	5/5/2023	9/26/2032	11,549	69	103	(13)
	Warrants	Series D-3 Preferred Stock	8/25/2023	9/26/2032	9,239	55	82	(13)
	Total Property & Casualty Insurance - 0.11%*					426	555

	Specialized Consumer Services
AllClear ID, Inc.	Warrants	Common Stock	8/31/2017	8/31/2027	523,893	1,053	—	(13)
	Warrants	Common Stock	10/17/2018	8/31/2027	346,621	697	—	(13)
Credit Sesame, Inc.	Warrants	Common Stock	1/7/2020	1/7/2030	191,601	425	366	(13)
	Total Specialized Consumer Services - 0.07%*					2,175	366

	System Software
Dejero Labs Inc.	Warrants	Common Stock	5/31/2019	5/31/2029	333,621	192	254	(7) (9) (13)
Linxup, LLC	Warrants	Success fee	11/3/2023	11/3/2033	N/A	253	337	(13) (21)
Scale Computing, Inc.	Warrants	Common Stock	3/29/2019	3/29/2029	9,665,667	346	—	(13)
	Total System Software - 0.12%*					791	591

	Technology Hardware, Storage & Peripherals
RealWear, Inc.	Warrants	Series A Preferred Stock	10/5/2018	10/5/2028	112,451	136	117	(13)
	Warrants	Series A Preferred Stock	12/28/2018	12/28/2028	22,491	25	13	(13)
	Warrants	Series A Preferred Stock	6/27/2019	6/27/2029	123,894	381	74	(13)
	Total Technology Hardware, Storage & Peripherals - 0.04%*					542	204

Total Warrants - 2.96%*						23,553	15,010

Total Non-Control/Non-Affiliate Investments - 199.74%*						1,055,456	1,011,472

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

June 30, 2024

(In thousands, except share and per share data)

Portfolio Company	Investment Type	Investment Description(1),(2),(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Affiliate Investments								(25)
Debt Investments
	Healthcare Technology
Gynesonics, Inc.	Senior Secured	SOFR+8.75%, 8.00% ceiling, 5.00% ETP	3/1/2023	11/30/2026	25,595	26,061	23,941	(11) (12)
	Total Healthcare Technology - 4.73%*					26,061	23,941

Total Debt Investments - 4.73%*						26,061	23,941

Equity Investments
	Application Software
Coginiti Corp	Equity	Common Stock	3/9/2020	N/A	1,040,160	4,551	112	(13)
	Total Application Software - 0.02%*					4,551	112

	Healthcare Technology
Gynesonics, Inc.	Equity	Series A-2 Preferred Stock	3/1/2023	N/A	3,266,668	25,000	21,380	(13) (29)
	Equity	Series A-1 Preferred Stock	10/24/2023	N/A	3,100,000	3,100	4,503	(13) (29)
	Total Healthcare Technology - 5.11%*					28,100	25,883

Total Equity Investments - 5.13%*						32,651	25,995

Warrants
	Application Software
Coginiti Corp	Warrants	Common Stock	3/9/2020	3/9/2030	811,770	—	85	(13)
	Total Application Software - 0.02%*					—	85

	Healthcare Technology
Gynesonics, Inc.	Warrants	Success fee	3/1/2023	3/1/2030	N/A	313	352	(13) (21)
	Total Healthcare Technology - 0.07%*					313	352

Total Warrants - 0.09%*						313	437

Total Affiliate Investments - 9.95%*						59,025	50,373

Control Investments								(26)
Equity Investments
	Data Processing & Outsourced Services
Pivot3, Inc.	Equity	Equity Interest	12/31/2023	N/A	N/A	950	960	(24)
	Total Data Processing & Outsourced Services - 0.19%*					950	960

	Multi-Sector Holdings
Runway-Cadma I LLC	Equity	Equity Interest	3/6/2024	N/A	N/A	650	519	(9) (26)
	Total Multi-Sector Holdings - 0.10%*					650	519

Total Equity Investments - 0.29%*						1,600	1,479

Total Control Investments - 0.29%*						1,600	1,479

Total Investments - 209.98%*						$1,116,081	$1,063,324

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

June 30, 2024

(1)

Disclosures of interest rates on notes include cash interest rates and payment-in-kind ("PIK") interest rates, as applicable. Unless otherwise indicated, all of the Company's variable interest debt instruments bear interest at a rate determined by reference to the U.S. Prime Rate or the 1-month or 3-month Secured Overnight Financing Rate ("SOFR"). At June 30, 2024, the U.S. Prime Rate was 8.50%, the 1-Month SOFR was 5.34%, and the 3-Month SOFR was 5.32%.

(2)

The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and, therefore, except as otherwise noted, are subject to limitation on resale, may be deemed to be “restricted securities” under the Securities Act, and were valued at fair value as determined in good faith by the Board of Directors (as defined in "Note 2 – Summary of Significant Accounting Policies").

(3)	Investments are held at Fair Value net of the Fair Value of Unfunded Commitments. Refer to "Note 8 – Commitments and Contingencies" for additional detail.
(4)	All portfolio companies are domiciled in the United States, unless otherwise noted.
(5)	Portfolio company is domiciled in the United Kingdom. Fair value of United-Kingdom-domiciled investments represents 15.6% of net assets.
(6)	Portfolio company is domiciled in Germany. Fair value of Germany-domiciled investments represents 7.41% of net assets.
(7)	Portfolio company is domiciled in Canada. Fair value of Canadian-domiciled investments represents 2.91% of net assets.
(8)	Portfolio company is domiciled in the Netherlands. Fair value of Dutch-domiciled investments represents 3.34% of net assets.
(9)

Investment is not a qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. The fair value of non-qualifying assets represent 13.81% of total assets as of June 30, 2024. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying assets until such time as it complies with the requirements of Section 55(a).

(10)	Represents a PIK security. PIK interest will be accrued and paid at maturity. For any investments denoting a "cash cap", any interest above such cap will be recorded as PIK interest.
(11)	Disclosures of end-of-term payments ("ETP") are one-time payments stated as a percentage of original principal amount.
(12)	The investment is an eligible loan investment in the collateral under the Credit Facility (as defined in "Note 7 – Borrowings").
(13)	Investments are non-income producing.
(14)	Portfolio company is publicly traded and listed on NYSE.
(15)	Portfolio company is publicly traded and listed on NASDAQ.
(16)	Portfolio company is publicly traded and listed on ASX.
(17)	Portfolio company is publicly traded and listed on Euronext.
(18)	Portfolio company is publicly traded and listed on ETR.
(19)	Investment is not a "restricted security" under the Securities Act.
(20)	The warrant count is based upon a percentage of ownership of Fidelis Cybersecurity, Inc.
(21)	Investment is either a cash success fee payable or earnout of shares based on the consummation of certain trigger events.
(22)

Investment is denominated in a foreign currency. At each balance sheet date, portfolio company investments denominated in foreign currencies are translated into U.S. dollars using the spot exchange rate on the last business day of the period. Transactions of foreign portfolio company investments, and income related from such investments, are translated into U.S. dollars using relevant rates of exchange on the respective dates of such transactions.

(23)	Convertible notes represent investments that are redeemable by the Company upon occurrence of contingent events. There are no principal or interest payments to be made against the note.
(24)

The assets recovered on the senior secured term loan to Pivot 3, Inc. was contributed to P3 Holdco LLC by the Company, a wholly owned subsidiary of the Company. For more information, refer to "Note 2 — Summary of Significant Accounting Policies, Principles of Consolidation".

(25)

Affiliate portfolio company as defined under the 1940 Act in which the Company owns between 5% and 25% (inclusive) of the investment's voting securities and does not have rights to maintain greater than 50% representation on the board.

(26)	Control portfolio company, as defined under the 1940 Act, in which the Company owns more than 25% of the investment’s voting securities or has greater than 50% representation on its board.
(27)	Investment is on non-accrual status as of June 30, 2024 and is therefore considered non-income producing.
(28)	Sale of equity security is subject to a lock-up period until January 22, 2025.
(29)	Gynesonics, Inc. has the right of first refusal on sale of preferred stock.
*	Fair value as a percentage of net assets.

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company	Investment Type	Investment Description(1),(2),(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Debt Investments
	Application Software
Blueshift Labs, Inc.	Senior Secured	SOFR+6.25%, 11.25% floor, 2.00% PIK, 1.50% ETP	12/19/2023	12/15/2028	25,500	25,083	25,083	(9) (10) (11)
Circadence Corporation	Senior Secured	SOFR+9.50%, 12.26% floor, 10.00% cash cap, 7.50% ETP	12/20/2018	3/15/2024	23,147	24,281	19,028	(9) (10)
FiscalNote, Inc.	Senior Secured	PRIME+5.00%, 9.00% floor, 1.00% PIK, 5.75% ETP	10/19/2020	7/15/2027	65,916	65,868	64,615	(9) (10) (11) (13)
VTX Intermediate Holdings, Inc. (dba VertexOne)	Senior Secured	SOFR+9.00%, 9.50% floor, 10.00% cash cap, 4.50% ETP	12/28/2021	12/28/2026	87,971	88,747	87,814	(9) (10) (11)
	Total Application Software - 35.92%*					203,979	196,540

	Asset Management & Custody Banks
Betterment Holdings, Inc.	Senior Secured	PRIME+4.50%, 8.50% floor	10/6/2023	10/6/2027	8,000	7,888	7,860	(11)
	Total Asset Management & Custody Banks - 1.44%*					7,888	7,860

	Data Processing & Outsourced Services
Elevate Services, Inc.	Senior Secured	SOFR+7.50%, 12.78% floor	7/10/2023	7/10/2027	20,000	19,424	19,424	(11)
Interactions Corporation	Senior Secured	SOFR+9.26%, 9.76% floor, 3.4375% ETP	6/24/2022	6/15/2027	40,000	39,907	39,945	(10) (11)
ShareThis, Inc.	Senior Secured	SOFR+9.25%, 11.86% floor, 3.00% ETP	12/3/2018	9/30/2024	19,950	20,503	19,895	(10) (11)
	Senior Secured	SOFR+8.25%, 10.86% floor, 3.00% ETP	8/18/2020	9/30/2024	950	978	947	(10) (11)
Vesta Payment Solutions, Inc.	Senior Secured	SOFR+7.00%, 9.00% floor, 3.00% ETP	11/29/2022	11/15/2026	25,000	24,769	24,370	(10) (11)
	Total Data Processing & Outsourced Services - 19.12%*					105,581	104,581

	Education Services
Turning Tech Intermediate, Inc. (dba Echo 360, Inc.)	Senior Secured	SOFR+8.50%, 9.00% floor, 13.00% cash cap, 3.00% ETP	6/22/2021	12/14/2025	25,218	25,702	25,796	(9) (10) (11)
	Total Education Services - 4.72%*					25,702	25,796

	Electronic Equipment & Instruments
Brivo, Inc.	Senior Secured	SOFR+6.85%, 10.89% floor, 3.00% ETP	10/20/2022	10/20/2027	26,293	26,323	26,790	(10) (11)
	Total Electronic Equipment & Instruments - 4.90%*					26,323	26,790

	Healthcare Equipment
Moximed, Inc.	Senior Secured	PRIME+5.25%, 8.75% floor, 3.50% ETP	6/24/2022	7/1/2027	15,000	14,919	15,284	(10) (11)
	Total Healthcare Equipment - 2.79%*					14,919	15,284

	Healthcare Technology
EBR Systems, Inc.	Senior Secured	PRIME+4.90%, 8.90% floor, 4.50% ETP	6/30/2022	6/15/2027	40,000	39,496	40,337	(10) (11) (15)
Mingle Healthcare Solutions, Inc.	Senior Secured	SOFR+9.75%, 12.26% floor, 10.50% ETP	8/15/2018	12/15/2026	4,322	4,952	3,791	(10)
Nalu Medical, Inc.	Senior Secured	PRIME+2.70%, 6.70% floor, 2.00% PIK, 4.50% ETP	10/12/2022	10/12/2027	20,482	20,395	21,191	(9) (10) (11)
Route 92 Medical, Inc.	Senior Secured	SOFR+8.48%, 8.98% floor, 3.95% ETP	8/17/2021	7/1/2026	35,000	34,239	35,435	(10) (11)
SetPoint Medical Corporation	Senior Secured	SOFR+5.75%, 9.00% floor, 4.00% ETP	12/29/2022	12/1/2027	25,000	25,014	25,450	(10) (11)
	Total Healthcare Technology - 23.06%*					124,096	126,204

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

RUNWAY GROWTH FINANCE CORP.

 Consolidated Schedule of Investments – (continued)

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company	Investment Type	Investment Description(1),(2),(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Equity Investments
	Advertising
Minute Media Inc.	Equity	Preferred Stock	12/13/2023	N/A	1,030	120	120	(5) (12)
	Equity	Common Stock	12/13/2023	N/A	134	16	16	(5) (12)
	Total Advertising - 0.03%*					136	136

	Application Software
Aria Systems, Inc.	Equity	Series G Preferred Stock	7/10/2018	N/A	289,419	250	127	(12)
FiscalNote, Inc.	Equity	Common Stock	10/19/2020	N/A	230,881	438	263	(12) (13) (16)
	Total Application Software - 0.07%*					688	390

Healthcare Technology
CareCloud, Inc.	Equity	11% Series A Cumulative Redeemable Perpetual Preferred Stock	1/8/2020	N/A	462,064	12,132	3,553	(14) (16)
	Total Healthcare Technology - 0.65%*					12,132	3,553

	Human Resource & Employment Services
Snagajob.com, Inc.	Equity	Convertible Note	10/26/2023	12/31/2026	1,357	1,357	1,357	(20)
	Total Human Resource & Employment Services - 0.25%*					1,357	1,357

	Internet & Direct Marketing Retail
Marley Spoon SE	Equity	Common Stock	7/7/2023	N/A	46,004	410	125	(6) (12) (19)
	Total Internet & Direct Marketing Retail - 0.02%*					410	125

	Technology Hardware, Storage & Peripherals
Quantum Corporation	Equity	Common Stock	8/13/2021	N/A	459,720	2,607	160	(8) (12) (14) (16)
zSpace, Inc.	Equity	Common Stock	12/31/2020	N/A	6,078,499	1,119	—	(12)
	Total Technology Hardware, Storage & Peripherals - 0.03%*					3,726	160

Total Equity Investments - 1.05%*						18,449	5,721

Warrants
	Application Software
3DNA Corp. (dba NationBuilder)	Warrants	Series C-1 Preferred Stock	12/28/2018	12/28/2028	273,164	104	—	(12)
Aria Systems, Inc.	Warrants	Series G Preferred Stock	6/29/2018	6/29/2028	2,387,705	1,048	1,048	(12)
Blueshift Labs, Inc.	Warrants	Success fee	12/19/2023	N/A	N/A	167	167	(12) (18)
Circadence Corporation	Warrants	Series A-6 Preferred Stock	12/20/2018	12/20/2028	1,538,462	3,630	48	(12)
	Warrants	Series A-6 Preferred Stock	10/31/2019	10/31/2029	384,615	846	12	(12)
	Warrants	Success fee	12/21/2023	N/A	N/A	304	283	(12) (18)
Dtex Systems, Inc.	Warrants	Series C-Prime Preferred Stock	6/1/2018	6/1/2025	500,000	59	233	(12)
	Warrants	Series C-Prime Preferred Stock	7/11/2019	7/11/2026	833,333	115	389	(12)
FiscalNote, Inc.	Warrants	Earnout	7/29/2022	7/29/2027	N/A	127	16	(12) (13) (18)
	Total Application Software - 0.40%*					6,400	2,196

	Asset Management & Custody Banks
Betterment Holdings, Inc.	Warrants	Common Stock	10/6/2023	10/6/2033	7,680	35	146	(12)
	Warrants	Common Stock	10/6/2023	10/6/2033	9,818	40	15	(12)
	Total Asset Management & Custody Banks - 0.03%*					75	161

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

 Consolidated Schedule of Investments – (continued)

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company	Investment Type	Investment Description(1),(2),(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants
	Biotechnology
Mustang Bio, Inc.	Warrants	Common Stock	3/4/2022	3/4/2032	748,036	315	39	(12) (14)
TRACON Pharmaceuticals, Inc.	Warrants	Common Stock	9/2/2022	9/2/2032	150,753	226	12	(12) (14)
	Total Biotechnology - 0.01%*					541	51

	Computer & Electronics Retail
Massdrop, Inc.	Warrants	Series B Preferred Stock	7/22/2019	7/22/2029	848,093	183	—	(12)
	Total Computer & Electronics Retail - 0.00%*					183	—

	Data Processing & Outsourced Services
Elevate Services, Inc.	Warrants	Series C Preferred Stock	7/10/2023	7/10/2033	248,997	447	384	(12)
Interactions Corporation	Warrants	Common Stock	6/24/2022	6/24/2032	189,408	219	67	(12)
ShareThis, Inc.	Warrants	Series D-3 Preferred Stock	12/3/2018	12/3/2028	647,615	2,162	803	(12)
	Total Data Processing & Outsourced Services - 0.23%*					2,828	1,254

	Electronic Equipment & Instruments
Brivo, Inc.	Warrants	Series A-2 Preferred Stock	10/20/2022	10/20/2032	201,000	98	322	(12)
Epic IO Technologies, Inc.	Warrants	Success fee	12/17/2021	12/17/2028	N/A	505	423	(12) (18)
	Total Electronic Equipment & Instruments - 0.14%*					603	745

	Healthcare Equipment
Moximed, Inc.	Warrants	Series C Preferred Stock	6/24/2022	6/24/2032	214,285	175	138	(12)
Revelle Aesthetics, Inc.	Warrants	Series A-2 Preferred Stock	3/30/2022	3/30/2032	115,591	126	102	(12)
	Total Healthcare Equipment - 0.04%*					301	240

	Healthcare Technology
Allurion Technologies, Inc.	Warrants	Common Stock	3/30/2021	1/22/2025	132,979	282	15	(12) (13)
	Warrants	Common Stock	6/14/2022	1/22/2025	46,256	141	—	(12) (13)
	Warrants	Common Stock	9/15/2022	1/22/2025	46,256	144	—	(12) (13)
	Warrants	Earnout	8/2/2023	8/1/2028	N/A	—	77	(12) (13) (18)
EBR Systems, Inc.	Warrants	Success fee	6/30/2022	6/30/2032	N/A	605	690	(12) (15) (18)
Mingle Healthcare Solutions, Inc.	Warrants	Series CC Preferred Stock	8/15/2018	8/15/2028	1,770,973	492	—	(12)
Nalu Medical, Inc.	Warrants	Series D-2 Preferred Stock	10/12/2022	10/12/2032	91,717	173	99	(12)
Route 92 Medical, Inc.	Warrants	Success fee	8/17/2021	8/17/2031	N/A	835	897	(12) (18)
SetPoint Medical Corporation	Warrants	Series B Preferred Stock	6/29/2021	6/29/2031	400,000	14	133	(12)
	Warrants	Series B Preferred Stock	12/29/2022	12/29/2032	600,000	74	199	(12)
VERO Biotech LLC	Warrants	Success fee	12/29/2020	12/29/2025	N/A	377	396	(12) (18)
	Total Healthcare Technology - 0.46%*					3,137	2,506

	Human Resource & Employment Services
CloudPay, Inc.	Warrants	Series B Preferred Stock	6/30/2020	6/30/2030	11,273	218	1,001	(5) (8) (12)
	Warrants	Series D Preferred Stock	8/17/2021	8/17/2031	3,502	52	95	(5) (8) (12)
	Warrants	Series D Preferred Stock	9/26/2022	9/26/2032	5,252	176	143	(5) (8) (12)
Snagajob.com, Inc.	Warrants	Warrant for Series B-1 Preferred Stock	9/29/2021	9/29/2031	763,269	343	-	(12)
	Total Human Resource & Employment Services - 0.23%*					789	1,239

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

RUNWAY GROWTH FINANCE CORP.

 Consolidated Schedule of Investments – (continued)

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company	Investment Type	Investment Description(1),(2),(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Affiliate Investments								(22)
Debt Investments
	Healthcare Technology
Gynesonics, Inc.	Senior Secured	SOFR+8.75%, 8.00% ceiling, 5.00% ETP	3/1/2023	11/30/2026	25,595	25,897	23,586	(10) (11)
	Total Healthcare Technology - 4.31%*					25,897	23,586

Total Debt Investments - 4.31%*						25,897	23,586

Equity Investments
	Application Software
Coginiti Corp	Equity	Common Stock	3/9/2020	N/A	1,040,160	4,551	856	(12)
	Total Application Software - 0.16%*					4,551	856

	Healthcare Technology
Gynesonics, Inc.	Equity	Series A-2 Preferred Stock	3/1/2023	N/A	3,266,668	25,000	21,461	(12)
	Equity	Series A-1 Preferred Stock	10/24/2023	N/A	3,100,000	3,100	4,577	(12)
	Total Healthcare Technology - 4.76%*					28,100	26,038

Total Equity Investments - 4.92%*						32,651	26,894

Warrants
	Application Software
Coginiti Corp	Warrants	Common Stock	3/9/2020	3/9/2030	811,770	—	663	(12)
	Total Application Software - 0.12%*					—	663

	Healthcare Technology
Gynesonics, Inc.	Warrants	Success fee	3/1/2023	3/1/2030	N/A	313	313	(12) (18)
	Total Healthcare Technology - 0.06%*					313	313

Total Warrants - 0.18%*						313	976

Total Affiliate Investments - 9.41%*						58,861	51,456

Control Investments								(23)
Equity Investments
	Data Processing & Outsourced Services
Pivot3, Inc.	Equity	Equity Interest	12/31/2023	N/A	N/A	950	950	(12) (21)
	Total Data Processing & Outsourced Services - 0.17%*					950	950

Total Equity Investments - 0.17%*						950	950

Total Control Investments - 0.17%*						950	950

Total Investments, excluding U.S. Treasury Bills - 187.36%*						$1,064,835	$1,025,010

U.S. Treasury
		U.S. Treasury Bill, 4.324%	12/29/2023	1/4/2024	42,029	42,014	41,999
Total U.S. Treasury - 7.68%*						42,014	41,999

Total Investments - 195.04%*						$1,106,849	$1,067,009

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

 Consolidated Schedule of Investments – (continued)

December 31, 2023

(1)

Disclosures of interest rates on notes include cash interest rates and payment-in-kind ("PIK") interest rates, as applicable. Unless otherwise indicated, all of the Company's variable interest debt instruments bear interest at a rate determined by reference to the U.S. Prime Rate or the 1-month or 3-month Secured Overnight Financing Rate ("SOFR"). At December 31, 2023, the U.S. Prime Rate was 8.50% the 1-Month SOFR was 5.35%. and the 3-Month SOFR was 5.35%.

(2)

The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and, therefore, except as otherwise noted, are subject to limitation on resale, may be deemed to be “restricted securities” under the Securities Act, and were valued at fair value as determined in good faith by the Board of Directors (as defined in "Note 2 – Summary of Significant Accounting Policies").

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
(21)

The assets recovered on the senior secured term loan to Pivot 3, Inc. was contributed to P3 Holdco LLC by the Company, a wholly owned subsidiary of the BDC. For more information, refer to "Note 2 — Summary of Significant Accounting Policies, Principles of Consolidation".

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

The Company was formed primarily to lend to, and selectively invest in, high growth-potential companies in technology, healthcare, business services, financial services, select consumer services and products in other high-growth industries in the United States. The Company’s investment objective is to maximize its total return to its stockholders primarily through current income on its loan portfolio, and secondarily through capital gain (loss) on its warrants and other equity positions. The Company’s investment activities are managed by its external investment adviser, Runway Growth Capital LLC (“RGC”). The Company’s administrator, Runway Administrator Services LLC (the “Administrator”), is a wholly owned subsidiary of RGC and provides administrative services necessary for the Company to operate.

On October 25, 2021, the Company closed its initial public offering ("IPO"), issuing 6,850,000 shares of its common stock at a public offering price of $14.60 per share. Net of underwriting fees and offering costs, the Company received net proceeds of $93.0 million. The Company's common stock began trading on the Nasdaq Global Select Market LLC on October 21, 2021, under the symbol “RWAY”.

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

Certain items in the June 30, 2023, and December 31, 2023, consolidated financial statements have been reclassified to conform to the June 30, 2024, presentation with no effect on the "Total net assets" on the Consolidated Statements of Assets and Liabilities, no effect on the "Net increase (decrease) in net assets resulting from operations" on the Consolidated Statements of Operations, and no effect to the "Net increase (decrease) in cash and cash equivalents" on the Consolidated Statements of Cash Flows.

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

The Company’s consolidated operations include the activities of its wholly owned subsidiary, P3 Holdco LLC ("P3 Holdco") and P3 Holdco’s wholly owned subsidiary Pivot3, Inc. The subsidiaries are consolidated and included in the Company’s consolidated financial statements and the assets of Pivot3, Inc. are recorded at fair value. All intercompany balances and transactions have been eliminated. Refer to the Schedule of Investments for the Company’s equity interest in Pivot3, Inc. as of June 30, 2024 and December 31, 2023.

Runway-Cadma I LLC

As announced on March 7, 2024, effective March 6, 2024, the Company entered into a joint venture agreement with Cadma Capital Partners LLC ("Cadma") to create and co-manage Runway-Cadma I LLC (“Runway-Cadma LLC” or the “JV”). The JV may invest in secured loans to growth-stage companies that have been originated by the Company. The Company and Cadma committed to initially provide $35.0 million and $35.0 million, respectively, of equity capital to the JV. The JV is capitalized as investment transactions are completed. All portfolio decisions and generally all other actions in respect of the JV must be approved by the board of managers of the JV consisting of an equal number of representatives of the Company and Cadma. Capital contributions are called from the Company and Cadma on a pro-rata basis based on their total capital commitments. For more information, refer to "Note 3 – Related Parties."

As permitted under Regulation S-X and consistent with the guidance in ASC 946-810-45-3, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. As the Company’s representatives do not comprise the majority of the board of managers of the JV and the Company does not hold a majority of the economic interests in the JV, the Company does not consolidate the JV in its consolidated financial statements.

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

Cash and Cash Equivalents

Cash consists solely of funds deposited with financial institutions, while cash equivalents consist of short-term liquid investments in money market funds. Cash and cash equivalents are carried at cost, which approximates fair value. As of June 30, 2024 and December 31, 2023, the Company did not have any cash invested in money market funds. Interest earned in money market funds are recorded in "Other income" on the Consolidated Statements of Operations.

Debt and Deferred Debt Costs

The debt of the Company is carried at amortized cost on the Consolidated Statements of Assets and Liabilities, which is comprised of the principal amount borrowed, net of unamortized debt issuance costs. Debt issuance costs are fees and other direct incremental costs incurred by the Company in relation to debt financing and are amortized over the life of the related debt instrument or the life of the cost respective service, if shorter, using the straight-line method, which closely approximates the effective yield method. Amortization of such debt issuance costs and interest expense on the outstanding principal balance are recorded in "Interest and other debt financing expenses" on the Consolidated Statements of Operations. Debt issuance costs that have not yet been amortized are recorded as "Unamortized deferred debt costs" on the Consolidated Statements of Assets and Liabilities. To the extent there are no outstanding borrowings, the deferred debt costs are presented as an asset on the Consolidated Statements of Assets and Liabilities. Accrued but unpaid interest is included within "Interest payable" on the Consolidated Statements of Assets and Liabilities. For more information, refer to “Note 7 – Borrowings.”

Segments

The Company lends to and invests in customers in various industries. The Company separately evaluates the performance of each of its lending and investment relationships. However, because each of these loan and investment relationships has similar business and economic characteristics, they have been aggregated into a single reportable segment. All applicable segment disclosures are included in or can be derived from the Company’s consolidated financial statements.

Investment Transactions and Related Investment Income

Security transactions, if any, are recorded on a trade-date basis. Realized gains or losses from the repayment or sale of investments are measured using the specific identification method. The amortized cost basis of investments represents the original cost adjusted for the accretion/amortization of discounts and premiums, accretion of contractual end of term payments ("ETP") and upfront loan origination fees. The Company reports changes from the prior period in fair value of investments that are measured at fair value as a component of "Net change in unrealized gain (loss) on investments" on the Consolidated Statements of Operations.

Dividend income is recorded on an accrual basis to the extent that such amounts are payable and expected to be collected. Dividend income is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Interest income, if any, adjusted for amortization of market premium and accretion of market discount, is recorded on an accrual basis to the extent that the Company expects to collect such amounts. Original issue discount (“OID”), principally representing any loan origination fees received in connection with the closing of investments, ETP, market discount or premium, and the estimated fair value of detachable equity, warrants or contractual success fees obtained in conjunction with the Company’s debt investments, are capitalized and accreted or amortized into interest income over the life of the respective security using the effective interest method. Upon prepayment of a debt investment, any unamortized loan origination fees, end-of-term payments, and unamortized market discounts are recorded as interest income and any prepayment penalties are recorded as fee income. Upon amending terms of an existing investment, any amendment fees charged are recorded as fee income.

The Company currently holds, and expects to hold in the future, some investments in its portfolio that contain PIK interest provisions. PIK interest is computed at the contractual rate specified in each loan agreement and is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount of income the Company is required to distribute to stockholders to maintain its qualification as a RIC for U.S. federal income tax purposes, even though the Company has not yet collected the cash. For the three and six months ended June 30, 2024, approximately 6.8% and 8.8%, respectively, of the Company’s total investment income was attributable to non-cash PIK interest. For the three and six months ended June 30, 2023, approximately 15.3% and 12.6%, respectively, of the Company’s total investment income was attributable to non-cash PIK interest.

Investments Denominated in Foreign Currency

At each balance sheet date, portfolio company investments denominated in foreign currencies are translated into U.S. dollars using the spot exchange rate on the last business day of the period. Purchases and sales of foreign portfolio company investments, and any income from such investments, are translated into U.S. dollars using the rates of exchange prevailing on the respective dates of such transactions. As of June 30, 2024, the Company had two investments denominated in a foreign currency. As of December 31, 2023, the Company held one investment denominated in a foreign currency.

Although the fair values of foreign portfolio company investments and the fluctuation in such fair values are translated into U.S. dollars using the applicable foreign exchange rates described above, the Company does not distinguish the portion of the change in fair value resulting from foreign currency exchange rate fluctuations from the change in fair value of the underlying investment. All fluctuations in fair value are included in "Net change in unrealized gain (loss) on investments" on the Company’s Consolidated Statements of Operations.

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

As of June 30, 2024 and December 31, 2023, the amortized cost basis of financial assets subject to CECL recorded within "Interest and fees receivable" on the Consolidated Statements of Assets and Liabilities was $0.3 million and $2.3 million, respectively. As of June 30, 2024 and December 31, 2023, the Company's interest receivable excluded from the amortized cost basis of financial assets subject to CECL was $5.6 million and $6.0 million, respectively. As of June 30, 2024 and December 31, 2023, the Company had recorded a CECL reserve within "Interest and fees receivable" on the Consolidated Statements of Assets and Liabilities of $0.2 million, and $0, respectively.

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

As of June 30, 2024, the Company had two senior secured term loans on non-accrual status; one loan to Mingle Healthcare Solutions, Inc. with a cost basis of $5.0 million and a fair value of $3.1 million, and one loan to Snagajob, Inc., with a cost basis of $42.7 million and a fair value of $30.0 million, representing 3.1% of the Company’s total investment portfolio. From being placed on non-accrual status through June 30, 2024, cumulative interest of $0.4 million would be receivable from Mingle Healthcare Solutions, Inc. and not recorded in "Interest income" on the Consolidated Statements of Operations. From being placed on non-accrual status through June 30, 2024, cumulative interest of $1.8 million would be receivable from Snagajob, Inc. and $0.1 million OID would be accreted into the cost basis, for a total of $1.9 million not recorded in "Interest income" on the Consolidated Statements of Operations. As of December 31, 2023, the Company did not have any loans on non-accrual status. As of June 30, 2024, the Company had reversed interest income of $0.3 million related to the senior secured term loans. As of December 31, 2023, the Company had not reversed any accrued and uncollected interest income related to the senior secured term loans.

Fair Value Measurements

The Company measures the value of its financial instruments at fair value in accordance with ASC Topic 820, Fair Value Measurements and Disclosure (“ASC Topic 820”), issued by the FASB. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company's investment portfolio is reported at fair value on the Consolidated Statements of Assets and Liabilities. All assets and liabilities approximate fair value on the Consolidated Statements of Assets and Liabilities, with the exception of the Company’s borrowings, which are reported at amortized cost. For more information on financial instruments reported at cost, refer to "Note 5 – Fair Value of Financial Instruments."

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

Rule 2a-5 under the 1940 Act established additional requirements for determining the fair value of a BDC's investments in good faith for purposes of the 1940 Act. Rule 2a-5 permits boards, in compliance with certain conditions, to designate certain parties to perform fair value determinations, subject to board oversight. Rule 2a-5 also defines when market quotations are "readily available" for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. Rule 31a-4 under the 1940 Act established additional recordkeeping requirements related to fair value determinations. Although the Company adopted certain revisions to its valuation policies and procedures to comply with Rule 2a-5 and Rule 31a-4, the Company's board of directors (the "Board of Directors") has not elected to designate a valuation designee.

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

The Company’s investments are primarily loans made to and equity and warrants of small, fast-growing companies focused in technology, healthcare, business services, and other high-growth industries. These investments are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indices for these types of debt and equity instruments and, thus, RGC’s senior investment team must estimate the fair value of these investment securities based on models utilizing unobservable inputs.

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

Success fees are valued utilizing a scenario analysis. Fair value is determined based the potential success fee proceeds under varied timing of liquidity events during the life of the success fee agreement. At each potential exit scenario, a probability is ascribed based on the current expectations of an exit event for the portfolio company. The probability weighted value at each respective exit date is discounted to a present value and summed together to arrive at the fair value.

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

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted-average number of common shares outstanding for the period presented. For the three and six months ended June 30, 2024 and 2023, basic and diluted earnings (loss) per share of common stock were the same because there were no potentially dilutive securities outstanding. Per share data is based on the weighted-average shares outstanding.

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

Organization and Offering Costs

Organization costs include, among other things, the cost of organizing as a Maryland corporation, including the cost of legal services and other fees pertaining to the Company's organization, all of which are expensed as incurred. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s public and private offering materials as well as travel-related expenses related to the Company’s public and private offerings. Pursuant to the Advisory Agreement (as defined in "Note 3 – Related Party Agreements and Transactions"), the Company and RGC agreed that organization and offering costs incurred in connection with the Initial Private Offering (as defined in "Note 9 – Net Assets") would be borne by the Company up to a maximum amount of $1.0 million, provided that the amount of such costs in excess of $1.0 million would be paid by RGC. In 2016, the Company incurred the maximum amount of $1.0 million in organization and offering costs incurred in connection with the Initial Private Offering.

Offering costs related to the Second Private Offering (as defined in "Note 9 – Net Assets") were accumulated and charged to additional paid in capital at the time of each closing beginning in 2019. These offering costs related to the Second Private Offering were subject to a cap of $0.6 million, excluding placement agent fees which had no cap and therefore the Company will bear such cost. At the completion of the Second Private Offering, the Company had accumulated and recorded $0.7 million in offering costs and $0.2 million in placement agent fees related to the Second Private Offering. Under the terms of the Second Private Offering, offering costs in excess of $0.6 million, excluding placement agent fees, were reimbursed by RGC.

The Company had accumulated and recorded $7.0 million of offering costs related to the IPO, which were charged to additional paid in capital at the time of closing in October 2021. The offering costs were fully born by the Company and included underwriting fees, legal fees, and other costs pertaining to the preparation of the Company’s offering materials as well as travel-related expenses.

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). This change is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss and assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker, clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures and providing new disclosure requirements for entities with a single reportable segment, among other new disclosure requirements. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. Although the ASU only requires additional disclosure about the Company's operating segment, the Company is currently evaluating the impact of adopting this guidance with respect to the consolidated financial statements.

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

For the three and six months ended June 30, 2024, RGC earned base management fees at a rate of 1.50% per annum, amounting to $3.9 million and $7.9 million, respectively. For the three and six months ended June 30, 2023, RGC earned base management fees at a rate of 1.50% per annum, amounting to $4.3 million and $8.3 million, respectively.

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

For the three and six months ended June 30, 2024, RGC earned incentive fees of $3.6 million and $8.3 million, respectively; $2.9 million and $6.5 million of which were payable in cash, respectively, and $0.7 million and $1.8 million were accrued and generated from deferred interest, respectively. For the three and six months ended June 30, 2023, RGC earned incentive fees of $4.9 million and $9.5 million, respectively; of which $3.4 million and $6.9 million were payable in cash, respectively, and $1.5 million and $2.6 million were accrued and generated from deferred interest, respectively. All incentive fees accrued and generated from deferred interest (i.e., PIK and certain discount accretion) are not payable until receipt of respective cash by the Company.

As of June 30, 2024, $2.9 million were payable in cash, and $11.0 million were deferred incentive fees payable, both of which are included in "Incentive fees payable" on the Statements of Assets and Liabilities. As of December 31, 2023, $3.3 million of incentive fees payable were payable in cash, and $9.2 million were deferred incentive fees payable, both of which are included in "Incentive fees payable" on the Consolidated Statements of Assets and Liabilities.

The capital gains incentive fee consists of fees related to realized gains and losses and unrealized capital losses. With respect to the incentive fee expense accrual related to the capital gains incentive fee, U.S. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized gains in the calculation, as a capital gains incentive fee would be payable if such unrealized gains were realized even though such unrealized gains are not permitted to be considered in calculating the fee actually payable under the Advisory Agreement. As of each of June 30, 2024 and December 31, 2023, there was no capital gains incentive fee accrued, earned or payable to RGC under the Advisory Agreement.

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

For the three months ended June 30, 2024, the Company incurred $0.5 million of Administration Agreement expenses, of which $0.2 million was payable to a third-party service provider and $0.3 million was overhead allocation expense, which are included in "Administration agreement expenses" on the Consolidated Statements of Operations. For the three months ended June 30, 2023, the Company incurred $0.6 million of Administration Agreement expenses, of which $0.3 million was payable to a third-party service provider and $0.3 million was overhead allocation expense.

For the six months ended June 30, 2024, the Company incurred $1.0 million of Administration Agreement expenses, of which $0.4 million was payable to a third-party service provider and $0.6 million was overhead allocation expense, which are included in "Administration agreement expenses" on the Consolidated Statements of Operations. For the six months ended June 30, 2023, the Company incurred $1.2 million of Administration Agreement expenses, of which $0.6 million was payable to a third-party service provider and $0.6 million was overhead allocation expense.

As of June 30, 2024, the Company had accrued a net payable to the Administrator of $0.3 million and a payable to the third-party service provider of $0.3 million, which are included in "Accrued expenses and other liabilities" on the Consolidated Statements of Assets and Liabilities. As of December 31, 2023, the Company had accrued a net payable to the Administrator of $0.4 million and a payable to the third-party service provider of $0.2 million.

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

Runway-Cadma I LLC

During the three and six months ended June 30, 2024, the Company and Cadma had contributed $0.7 million and $0.7 million, respectively, of equity capital to the JV. As of June 30, 2024, the Company and Cadma's ownership of the JV were both 50%. As of June 30, 2024, the JV had no debt or equity investments. As of June 30, 2024 and December 31, 2023, the Company's unfunded commitment to the JV was $34.4 million and $0 million, respectively. There were no receivables or payables, due from the JV as of June 30, 2024 and December 31, 2023. During the three and six months ended June 30, 2024, the JV reimbursed the Company for $0.6 million of expenses attributable to the JV. As of June 30, 2024 and December 31, 2023, the fair value of the Company's equity interest in the JV was $0.5 million and $0, respectively. The JV's loan and security agreement with Apollo Capital Management, L.P, which is non-recourse to the Company, had $40 million in availability as of June 30, 2024.

	June 30, 2024	December 31, 2023
Total contributed capital by Runway Growth Finance Corp.	$650	$—
Total contributed capital by all members	1,300	—
Total unfunded commitments by Runway Growth Finance Corp.	34,350	—
Total unfunded commitments by all members	68,700	—

Strategic Relationship

In December 2016, the Company and RGC entered into a strategic relationship with Oaktree Capital Management, L.P (“Oaktree”). In connection with the strategic relationship, OCM Growth Holdings ("OCM Growth"), an affiliate of Oaktree, purchased an aggregate of 14,571,334 shares of the Company's common stock for an aggregate purchase price of $219.3 million in the Company's Initial Private Offering and Second Private Offering. As of June 30, 2024, OCM Growth, an affiliate of Oaktree, owned 10,779,668 shares, or approximately 28.0% of the Company's outstanding shares. Pursuant to an irrevocable proxy, certain shares held by OCM Growth must be voted in the same proportion that the Company's other stockholders vote their shares. Of the 10,779,668 shares of Company’s common stock owned by OCM Growth, 10,294,926 shares, or approximately 26.7% of the Company’s outstanding shares, are subject to this proxy voting arrangement.

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

The Company’s affiliate and control investments as of June 30, 2024, along with the transactions during the six months ended June 30, 2024, are as follows (in thousands):

			For the Six Months Ended June 30, 2024
			Investment Income Earned 2024	Fair Value as of December 31, 2023	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Gain (Loss)	Fair Value as of June 30, 2024(3)
Portfolio Company	Investment Type	Investment Description
Affiliate Investments
Debt Investments
Gynesonics, Inc.	Senior Secured	SOFR+8.75%, 8.00% ceiling, 5.00% ETP, due 11/30/2026	$1,199	$23,586	$164	$—	$—	$191	$23,941
Total Debt Investments			1,199	23,586	164	—	—	191	23,941

Equity Investments
Coginiti Corp	Equity	Common Stock	—	856	—	—	—	(744)	112
Gynesonics, Inc.	Equity	Series A-2 Preferred Stock	—	21,461	—	—	—	(81)	21,380
	Equity	Series A-1 Preferred Stock	—	4,577	—	—	—	(74)	4,503
Total Equity Investments			—	26,894	—	—	—	(899)	25,995
Warrants
Coginiti Corp	Warrants	Common Stock	—	663	—	—	—	(578)	85
Gynesonics, Inc.	Warrants	Success fee	—	313	—	—	—	39	352
Total Warrants			—	976	—	—	—	(539)	437
Total Affiliate Investments			$1,199	$51,456	$164	$—	$—	$(1,247)	$50,373
Control Investments
Equity Investments
Pivot3, Inc.	Equity	Equity Interest	—	950	—	—	—	10	960
Runway-Cadma I LLC	Equity	Equity Interest	—	—	650	—	—	(131)	519
Total Equity Investments			—	950	650	—	—	(121)	1,479
Total Control Investments			$—	$950	$650	$—	$—	$(121)	$1,479

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
(3)
All investments in the portfolio companies, which as of June 30, 2024, represented 10.24% of the Company’s net assets, may be deemed to be restricted securities under the Securities Act, and were valued at fair value as determined in good faith by the Company’s Board of Directors.

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

Portfolio Composition

The following table shows the fair value of the Company's portfolio of investments by geographic region as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
Geographic Region	Investments at Fair Value	Percentage of Net Assets	Investments at Fair Value	Percentage of Net Assets
United States
Western United States	$408,744	80.72%	$404,541	73.94%
Northeastern United States	206,910	40.86	239,444	43.77
Midwestern United States	106,519	21.04	130,784	23.91
South Central United States	89,596	17.69	87,814	16.05
Northwestern United States	82,302	16.25	25,514	4.66
Southeastern United States	20,536	4.06	820	0.15
Runway-Cadma I LLC(1)	519	0.10	—	—
Total United States	915,126	180.72	888,917	162.48

United Kingdom	79,015	15.60	76,839	14.05
Germany	37,541	7.41	44,587	8.15
Netherlands	16,919	3.34	—	—
Canada	14,723	2.91	14,667	2.68
Total	$1,063,324	209.98%	$1,025,010	187.36%
(1)
Runway-Cadma I LLC is a joint venture between the Company and Cadma. This entity invests in secured loans to growth-stage companies that have been originated by the Company. See “Note 2 – Summary of Significant Accounting Policies” for further discussion.

The following table shows the fair value of the Company's portfolio of investments by industry as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
Industry	Investments at Fair Value	Percentage of Net Assets	Investments at Fair Value	Percentage of Net Assets
Application Software	$233,384	46.10%	$200,645	36.67%
Healthcare Technology	199,220	39.35	182,200	33.30
Internet Software and Services	119,340	23.57	98,462	18.00
System Software	115,107	22.73	113,517	20.74
Human Resource & Employment Services	109,470	21.61	114,602	20.95
Data Processing & Outsourced Services	104,378	20.61	106,785	19.52
Property & Casualty Insurance	76,153	15.04	75,205	13.75
Internet & Direct Marketing Retail	53,727	10.60	55,588	10.16
Electronic Equipment & Instruments	27,316	5.40	27,535	5.04
Healthcare Equipment	15,557	3.07	15,524	2.83
Asset Management & Custody Banks	8,235	1.63	8,021	1.47
Multi-Sector Holdings(1)	519	0.10	—	—
Technology Hardware, Storage & Peripherals	392	0.08	570	0.10
Specialized Consumer Services	366	0.07	373	0.07
Advertising	135	0.02	136	0.03
Biotechnology	25	—	51	0.01
Education Services	—	—	25,796	4.72
Total	$1,063,324	209.98%	$1,025,010	187.36%
(1)
Multi-Sector Holdings consists of the Company's investment in Runway-Cadma I LLC, a joint venture between the Company and Cadma. This entity invests in secured loans to growth-stage companies that have been originated by the Company. See “Note 2 – Summary of Significant Accounting Policies” for further discussion.

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

Warrants provide exposure and potential gains upon increases in the portfolio company’s equity value. A warrant has a limited life and expires on a certain date. As a warrant’s expiration date approaches, the time value of the warrant will decline. In addition, if the stock underlying the warrant declines in price, the intrinsic value of an “in the money” warrant will decline. Further, if the price of the stock underlying the warrant does not exceed the strike price of the warrant on the expiration date, the warrant will expire worthless. As a result, there is the potential for the entire value of an investment in a warrant to be lost. The Company’s volume of warrant investment activity is closely correlated to its primary senior secured loans to portfolio companies. For the three and six months ended June 30, 2024, the Company had no realized gains or losses on investments and a net unrealized loss of $0.5 million and $0.8 million, respectively, from its investments in warrants. For the three months ended June 30, 2023, the Company had no realized gains or losses from its investments in warrants. For the six months ended June 30, 2023, the Company had a realized loss of $1.2 million from its investments in warrants. For the three and six months ended June 30, 2023, the Company had a net unrealized loss of $0.9 million and a net unrealized gain of $2.6 million, respectively, from its investments in warrants. Realized gains and losses from warrants are included in the respective control, affiliate, or non-control/non-affiliate "Net realized gain (loss) on investments" on the Consolidated Statements of Operations. Unrealized gains and losses from investments in warrants is included in the respective control, affiliate, or non-control/non-affiliate "Net change in unrealized gain (loss) on investments" on the Consolidated Statements of Operations.

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of June 30, 2024 and December 31, 2023 (in thousands):

	As of June 30, 2024
	Level 1	Level 2	Level 3	Measured at Net Asset Value(1)	Total
Portfolio Investments
Senior Secured Term Loans	$—	$—	$1,000,662	$—	$1,000,662
Second Lien Term Loans	—	—	14,469	—	14,469
Convertible Note	—	—	557	—	557
Preferred Stock	3,729	—	26,252	—	29,981
Common Stock	600	—	129	—	729
Equity Interest	—	—	960	519	1,479
Warrants	—	397	15,050	—	15,447
Total Portfolio Investments	4,329	397	1,058,079	519	1,063,324
U.S. Treasury Bill	—	—	—	—	—
Total	$4,329	$397	$1,058,079	$519	$1,063,324

	As of December 31, 2023
	Level 1	Level 2	Level 3	Measured at Net Asset Value(1)	Total
Portfolio Investments
Senior Secured Term Loans	$—	$—	$964,099	$—	$964,099
Second Lien Term Loans	—	—	14,399	—	14,399
Convertible Note	—	—	1,357	—	1,357
Preferred Stock	3,553	—	26,285	—	29,838
Common Stock	548	—	872	—	1,420
Equity Interest	—	—	950	—	950
Warrants	—	109	12,838	—	12,947
Total Portfolio Investments	4,101	109	1,020,800	—	1,025,010
U.S. Treasury Bill	—	41,999	—	—	41,999
Total	$4,101	$42,108	$1,020,800	$—	$1,067,009
(1)
In accordance with ASC 820, the Company's equity investment in Runway-Cadma I LLC is measured using the net asset value as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy.

The Company transfers investments in and out of Levels 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

The following table presents a rollforward of Level 3 assets measured at fair value as of June 30, 2024 (in thousands):

	Senior Secured Term Loans	Second Lien Term Loans	Convertible Notes	Preferred Stock	Common Stock	Equity Interest	Warrants	Total
Fair value at December 31, 2023	$964,099	$14,399	$1,357	$26,285	$872	$950	$12,838	$1,020,800
Transfers in (out) of Level 3	—	—	—	—	—	—	(51)	(51)
Purchases of investments(1)	96,069	—	—	—	—	—	2,966	99,035
PIK interest	6,718	145	—	—	—	—	—	6,863
Sales or prepayments of investments(1)	(59,761)	—	—	—	—	—	—	(59,761)
Scheduled principal repayments of investments	(1,746)	—	—	—	—	—	—	(1,746)
Amortization of fixed income premiums or accretion of discounts	5,803	62	—	—	—	—	—	5,865
Net realized gain (loss)	—	—	—	—	—	—	—	—
Net change in unrealized gain (loss)	(10,520)	(137)	(800)	(33)	(743)	10	(703)	(12,926)
Fair value at June 30, 2024	$1,000,662	$14,469	$557	$26,252	$129	$960	$15,050	$1,058,079
Net change in unrealized gain (loss) on Level 3 investments still held as of June 30, 2024	$(10,426)	$(137)	$(800)	$(32)	$(745)	$10	$(703)	$(12,833)
(1)
Net of reorganization and restructuring of investments.

The following table presents a rollforward of Level 3 assets measured at fair value as of June 30, 2023 (in thousands):

	Senior Secured Term Loans	Second Lien Term Loans	Preferred Stock	Common Stock	Warrants	Total
Fair value at December 31, 2022	$1,080,121	$13,654	$347	$1,174	$16,650	$1,111,946
Transfers in (out) of Level 3	—	—	—	—	—	—
Purchases of investments(1)	37,689	—	25,000	—	851	63,540
PIK interest	9,434	349	—	—	—	9,783
Sales or prepayments of investments	(98,901)	—	—	—	—	(98,901)
Scheduled repayments of investments	(6,771)	—	—	—	—	(6,771)
Amortization of fixed income premiums or accretion of discounts	4,924	55	—	—	—	4,979
Net realized gain (loss)	—	—	—	—	(1,178)	(1,178)
Net change in unrealized gain (loss)	3,640	6	(3,275)	(261)	(2,596)	(2,486)
Fair Value at June 30, 2023	$1,030,136	$14,064	$22,072	$913	$13,727	$1,080,912
Net change in unrealized gain (loss) on Level 3 investments still held as of June 30, 2023	$3,844	$6	$(3,275)	$(259)	$(3,890)	$(3,574)
(1)
Net of reorganization and restructuring of investments.

The following table provides quantitative information regarding Level 3 fair value measurements as of June 30, 2024 (in thousands):

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Senior Secured Term Loans(1)	$948,003	Discounted Cash Flow analysis	Discount rate	10.8% - 25.4% (15.7%)
			Origination yield	10.8% - 19.9% (13.8%)
			Revenue multiples	0.39x - 9.89x (3.65x)
	52,659	PWERM	Discount rate	25.4% - 40.5% (31.2%)
			Origination yield	10.8% - 29.7% (18.3%)
			Revenue multiples	1.28x - 2.49x (1.71x)
Second Lien Term Loans(1)	14,469	Discounted Cash Flow analysis	Discount rate	17.3% - 17.3% (17.3%)
			Origination yield	13.1% - 13.1% (13.1%)
			Revenue Multiples	2.72x - 2.72x (2.72x)
Convertible Notes	557	PWERM	Discount rate	45.0% - 45.0% (45.0%)
			Origination yield	0.0% - 0.0% (0.0%)
			Revenue Multiples	1.91x - 1.91x (1.91x)
Preferred Stock	119	Recent private market and merger and acquisition transaction prices	N/A	N/A

	26,133	Option Pricing Model	Risk-free interest rate	4.6% - 5.0% (5.0%)
			Average industry volatility	40.0% - 50.0% (40.1%)
			Estimated time to exit	1.7 - 4.0 (1.8 years)
			Revenue multiples	2.75x - 3.34x (3.33x)
Common Stock	17	Recent private market and merger and acquisition transaction prices	N/A	N/A
	112	Option Pricing Model	Risk-free interest rate	5.2% - 5.2% (5.2%)
			Average industry volatility	30.0% - 30.0% (30.0%)
			Estimated time to exit	1.0 - 1.0 (1.0 years)
			Revenue multiples	3.00x - 3.00x (3.00x)
Equity Interest	960	PWERM	Discount rate	N/A
Warrants(2)	10,902	Option Pricing Model	Risk-free interest rate	4.2% - 5.2% (4.7%)
			Average industry volatility	25.0% - 125.0% (55.6%)
			Estimated time to exit	1.0 - 5.0 (2.7 years)
			Revenue multiples	1.28x - 9.89x (4.18x)
	4,042	PWERM (3)	N/A	N/A
	106	Waterfall Approach	Estimated time to exit	1.0 - 4.4 (4.4 years)
			Revenue multiples	1.73x - 1.91x (1.73x)
Total Level 3 Investments	$1,058,079
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
(2)
The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are inputs used in the OPM, which include industry volatility, risk free interest rate and estimated time to exit. The Equity Allocation model and the Black Scholes model were the main OPMs used during the period ended June 30, 2024. Probability Weighted Expected Return Models (“PWERM”) and other techniques were used as determined appropriate. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. However, a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase (decrease) in the unobservable inputs. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.
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

As of both June 30, 2024, and December 31, 2023, the carrying values of the Credit Facility, April 2026 Notes, July 2027 Notes, August 2027 Notes, and December 2027 Notes approximate fair value. As of June 30, 2024, the fair value of the December 2026 Notes was approximately $64.6 million and the carrying value was approximately $69.5 million, net of unamortized deferred debt costs of $0.5 million. As of December 31, 2023, the fair value of the December 2026 Notes was approximately $63.8 million and the carrying value was approximately $69.4 million, net of unamortized deferred debt costs of $0.6 million.
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

In the event that a portfolio company completely fails to perform according to the terms of their loan agreement, the amount of loss due to credit risk from the Company's investments would equal the sum of the Company’s recorded investments in the portfolio company and the portion of unfunded commitments currently eligible to be drawn. Refer to "Note 8 – Commitments and Contingencies" for a summary of the aggregate balance of unfunded commitments as of June 30, 2024. The Company predominantly collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property.

As of June 30, 2024 and December 31, 2023, the Company’s five largest debt investments in portfolio companies represented approximately 36.4% and 38.0%, respectively, of the total fair value of the Company’s debt investments in portfolio companies. As of June 30, 2024 and December 31, 2023, the Company had debt investments in 17 and 14 portfolio companies, respectively, that represented 5% or more of the Company’s net assets.

Note 7 – Borrowings

The following table shows the Company's borrowings as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024				December 31, 2023
	Total Commitment	Principal	Deferred Debt Cost(1)	Carrying Value	Total Commitment	Principal	Deferred Debt Cost(1)	Carrying Value
Credit Facility	$550,000	$309,000	$(3,476)	$305,524	$550,000	$272,000	$(4,434)	$267,566
April 2026 Notes	25,000	25,000	(234)	24,766	25,000	25,000	(277)	24,723
December 2026 Notes	70,000	70,000	(475)	69,525	70,000	70,000	(573)	69,427
July 2027 Notes	80,500	80,500	(1,662)	78,838	80,500	80,500	(1,924)	78,576
August 2027 Notes	20,000	20,000	(442)	19,558	20,000	20,000	(511)	19,489
December 2027 Notes	51,750	51,750	(1,273)	50,477	51,750	51,750	(1,453)	50,297
Total	$797,250	$556,250	$(7,562)	$548,688	$797,250	$519,250	$(9,172)	$510,078

(1) Net of accumulated amortization.

For the three months ended June 30, 2024 and 2023, the components of interest expense, amortization of deferred debt costs, unused fees on the Credit Facility (as defined below), and any other costs associated with the Company's borrowings were as follows (dollars in thousands):

	Interest Expense	Amortization of Deferred Debt Costs	Unused Facility and Other Fees	Total Interest and Other Debt Financing Expenses	Weighted Average Cost of Debt
Three Months Ended June 30, 2024
Credit Facility	$5,008	$481	$828	$6,317	10.71%
April 2026 Notes	534	34	—	568	9.08
December 2026 Notes	744	56	—	800	4.57
July 2027 Notes	1,510	150	—	1,660	8.24
August 2027 Notes	350	35	—	385	7.70
December 2027 Notes	1,035	102	—	1,137	8.79
Total	$9,181	$858	$828	$10,867	9.02%

Three Months Ended June 30, 2023
Credit Facility	$6,290	$426	$250	$6,966	8.95%
April 2026 Notes	463	23	—	486	8.95
December 2026 Notes	744	49	—	793	4.53
July 2027 Notes	1,509	142	—	1,651	8.21
August 2027 Notes	350	37	—	387	7.74
December 2027 Notes	1,035	92	—	1,127	8.71
Total	$10,391	$769	$250	$11,410	8.22%

For the six months ended June 30, 2024 and 2023, the components of interest expense, amortization of deferred debt costs, and the unused fees on the Credit Facility (as defined below) on the Company's borrowings were as follows (dollars in thousands):

	Interest Expense	Amortization of Deferred Debt Costs	Unused Facility and Other Fees (1)	Total Interest and Other Debt Financing Expenses	Weighted Average Cost of Debt
Six Months Ended June 30, 2024
Credit Facility	$10,015	$961	$1,669	$12,645	10.74%
April 2026 Notes	1,068	64	—	1,132	9.05
December 2026 Notes	1,488	111	—	1,599	4.57
July 2027 Notes	3,019	294	—	3,313	8.23
August 2027 Notes	700	70	—	770	7.70
December 2027 Notes	2,070	198	—	2,268	8.76
Total	$18,360	$1,698	$1,669	$21,727	9.00%

Six Months Ended June 30, 2023
Credit Facility	$12,699	$820	$422	$13,941	8.65%
April 2026 Notes	463	23	—	486	8.90
December 2026 Notes	1,488	100	—	1,588	4.54
July 2027 Notes	3,018	271	—	3,289	8.17
August 2027 Notes	700	72	—	772	7.72
December 2027 Notes	2,070	184	—	2,254	8.71
Total	$20,438	$1,470	$422	$22,330	8.04%

Credit Facility

On May 31, 2019, the Company entered into a Credit Agreement with KeyBank National Association, acting as administrative agent and syndication agent and the other lenders party thereto, which initially provided the Company with a $100.0 million commitment, subject to borrowing base requirements (as amended and restated from time to time, the “Credit Facility”). As of June 30, 2024, the Company had $550.0 million in total commitments available under the Credit Facility, subject to an accordion feature that allows the Company to increase the total commitments under the Credit Facility up to $600.0 million. The availability period under the Credit Facility expires on April 20, 2025 and is followed by a one-year amortization period. The stated maturity date under the Credit Facility is April 20, 2026, unless extended.

Borrowings under the Credit Facility bear interest on a per annum rate equal to the Adjusted Term SOFR plus an applicable margin rate that ranges from 2.95% to 3.35% per annum depending on the Company’s leverage ratio and number of eligible loans in the collateral pool. The Credit Facility provides for a variable advance rate of up to 65% on eligible term loans. The Company also pays an unused commitment fee that ranges from 0.25% to 1.00% per annum based on the total unused lender commitments under the Credit Facility.

The Credit Facility is collateralized by all eligible investment assets held by the Company. The Credit Facility contains representations, warranties, and affirmative and negative covenants customary for secured financings of this type, including certain financial covenants such as a consolidated tangible net worth requirement and a required asset coverage ratio.

For the three and six months ended June 30, 2024, the weighted average outstanding principal balance was $236.0 million and $235.5 million, respectively, and the weighted average effective interest rate was 8.51% and 8.53%, respectively. For the three and six months ended June 30, 2023, the weighted average outstanding principal balance was $311.4 million and $322.3 million, respectively, and the weighted average effective interest rate was 8.10% and 7.95%, respectively.

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

December 2026 Notes

The December 2026 Notes bear an interest rate of 4.25% per year and are due on December 10, 2026, unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the December 2026 Notes will be due semiannually in arrears on June 10 and December 10 of each year.

Aggregate costs in connection with the December 2026 Notes issuance were $1.0 million, and were capitalized and deferred. As of June 30, 2024 and December 31, 2023, unamortized deferred debt costs related to the December 2026 Notes were $0.5 million and $0.6 million, respectively.

April 2026 Notes

The April 2026 Notes bear an interest rate of 8.54% per year and are due on April 13, 2026, unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the April 2026 Notes will be due semiannually in arrears on April 13 and October 13 of each year.

Aggregate costs in connection with the April 2026 Notes issuance were $0.4 million, and were capitalized and deferred. As of June 30, 2024 and December 31, 2023, unamortized deferred debt costs related to the April 2026 Notes were $0.2 million and $0.3 million, respectively.

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

The July 2027 Notes bear an interest rate of 7.50% per year and are due on July 28, 2027. Interest on the 2027 Notes will be due quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. The July 2027 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after July 28, 2024, at a redemption price of $25 per July 2027 Note plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption. The July 2027 Notes are general unsecured obligations of the Company that rank pari passu with the Company's existing and future unsecured, unsubordinated indebtedness.

Aggregate costs in connection with the July 2027 Notes issuance, including the underwriter’s discount and commissions, were $2.7 million, and were capitalized and deferred. As of June 30, 2024 and December 31, 2023, unamortized deferred debt costs related to the July 2027 Notes were $1.7 million and $1.9 million, respectively.

August 2027 Notes

On August 31, 2022, the Company issued and sold a private debt offering of $20.0 million in aggregate principal amount of 7.00% interest-bearing unsecured Series 2022A Senior Notes due 2027 (the “August 2027 Notes”) to HCM Master Fund Limited.

The August 2027 Notes bear an interest rate of 7.00% per year and are due on August 31, 2027, unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the August 2027 Notes will be due semiannually in arrears on February 15 and August 15 of each year. The August 2027 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

Aggregate costs in connection with the August 2027 Notes issuance were $0.7 million, and were capitalized and deferred. As of June 30, 2024 and December 31, 2023, unamortized deferred debt costs related to the August 2027 Notes were $0.4 million and $0.5 million, respectively.

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

The December 2027 Notes bear an interest rate of 8.0% per year and are due on December 28, 2027. Interest on the December 2027 Notes will be due quarterly in arrears on March 1, June 1, September 1, and December 1 of each year. The December 2027 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option on or after December 31, 2024, at a redemption price of $25 per December 2027 Note plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption. The December 2027 Notes are general unsecured obligations of the Company that rank pari passu with the Company's existing and future unsecured, unsubordinated indebtedness.

Aggregate costs in connection with the December 2027 Notes issuance, including the underwriter's discount and commissions, were $1.9 million, and were capitalized and deferred. As of June 30, 2024 and December 31, 2023, unamortized deferred debt costs related to the December 2027 Notes were $1.3 million and $1.5 million, respectively.

Note 8 – Commitments and Contingencies

Commitments

The following table provides the Company’s contractual obligations as of June 30, 2024 (in thousands):

		Payments Due by Period
Contractual Obligations (1)	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 Years
Borrowings (2)
Credit Facility	$309,000	$—	$309,000	$—	$—
2026 Notes	95,000	—	95,000	—	—
2027 Notes	152,250	—	—	152,250	—
Total Borrowings	556,250	—	404,000	152,250	—
Deferred Incentive Fees	10,960	486	7,484	2,859	131
Total	$567,210	$486	$411,484	$155,109	$131
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

Contingencies

The Company and RGC are not currently subject to any material legal proceedings, nor, to the Company's knowledge, is any material legal proceeding threatened against the Company or RGC. From time to time, the Company or RGC may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of their rights under contracts with its portfolio companies. The Company's business is also subject to extensive regulation, which may result in regulatory proceedings against it. While the outcome of any such legal proceedings cannot be predicted with certainty, the Company does not expect that any such proceedings will have a material effect upon its financial condition or results of operations.

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

The Company's unfunded commitments to provide debt financing to its portfolio companies amounted to $254.2 million and $201.5 million as of June 30, 2024 and December 31, 2023, respectively, shown in the table below (in thousands):

Portfolio Company	Investment Type	June 30, 2024	December 31, 2023
3PL Central LLC (dba Extensiv)	Senior Secured Term Loan	$—	$11,500
Betterment Holdings, Inc.	Senior Secured Term Loan	5,000	5,000
Blueshift Labs, Inc.	Senior Secured Term Loan	14,500	14,500
Bombora, Inc.	Senior Secured Term Loan	2,000	2,000
Brivo, Inc.	Senior Secured Term Loan	6,000	6,000
CarNow, Inc.	Senior Secured Term Loan	12,000	—
EBR Systems, Inc.	Senior Secured Term Loan	—	10,000
Interactions Corporation	Senior Secured Term Loan	10,000	10,000
Linxup, LLC	Senior Secured Term Loan	7,500	7,500
Madison Reed, Inc.	Senior Secured Term Loan	—	1,200
Moximed, Inc.	Senior Secured Term Loan	15,000	15,000
Nalu Medical, Inc.	Senior Secured Term Loan	15,000	15,000
Onward Medical, N.V.	Senior Secured Term Loan	38,982	—
Route 92 Medical, Inc.	Senior Secured Term Loan	20,000	20,000
Runway-Cadma I LLC	Joint Venture	34,350	—
SetPoint Medical Corporation	Senior Secured Term Loan	40,000	40,000
Skillshare, Inc.	Senior Secured Term Loan	—	10,000
Snagajob.com, Inc.	Senior Secured Term Loan	6,785	6,785
Snagajob.com, Inc.	Convertible Note	2,035	2,035
Synack, Inc.	Senior Secured Term Loan	25,000	25,000
Total unused commitments to extend financing		$254,152	$201,520

Note 9 – Net Assets

The Company has the authority to issue 100,000,000 shares of common stock, par value $0.01 per share. In October 2015, in connection with the Company's formation, the Company issued and sold 1,667 shares of common stock to R. David Spreng, the President and Chief Executive Officer of the Company and Chairman of the Board of Directors, for an aggregate purchase price of $25 thousand.

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

Repurchase Program

On February 24, 2022, the Board of Directors approved a repurchase program (the “Initial Repurchase Program”) under which the Company was authorized to repurchase up to $25.0 million of its outstanding common stock, prior to its expiration on February 24, 2023. Under the Initial Repurchase Program, the Company could have repurchased shares at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. The Company had repurchased 871,345 shares of the Company's common stock under the Initial Repurchase Program for an aggregate purchase price of $10.8 million. The Board of Directors did not renew the Initial Repurchase Program, and it expired on February 24, 2023.

On November 2, 2023, the Board of Directors approved a new share repurchase program (the "Repurchase Program"), under which the Company may repurchase up to $25.0 million of the Company's outstanding shares of common stock. Under the Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. As of June 30, 2024, the Company had repurchased 1,961,938 shares in connection with the Repurchase Program for an aggregate purchase price of $23.5 million. If not renewed, the Repurchase Program will terminate upon the earlier of (i) November 2, 2024 or (ii) the repurchase of $25.0 million of the Company's shares of common stock.

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

For the three and six months ended June 30, 2024, the Company declared and paid dividends in the amount of $18.5 million and $37.6 million, respectively, of which $18.2 million and $37.0 million, respectively, were distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s Dividend Reinvestment Plan (as defined below). For the three and six months ended June 30, 2023, the Company declared and paid dividends in the amount of $18.2 million and $36.5 million, respectively, of which $17.5 million and $34.9 million, respectively, were distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s Dividend Reinvestment Plan.

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

During the three and six months ended June 30, 2024, the Company purchased 24,066 and 44,597 shares of common stock in the open market under the Dividend Reinvestment Plan for a total of $0.3 million and $0.6 million, respectively. During the three and six months ended June 30, 2023, the Company purchased 63,290 and 127,504 shares of common stock in the open market and under the Dividend Reinvestment Plan for a total of $0.7 million and $1.5 million, respectively.

The following table summarizes the distributions declared and paid since inception through June 30, 2024:

Declaration Date	Type	Record Date	Payment Date	Amount per Share
May 3, 2018	Quarterly	May 15, 2018	May 31, 2018	$0.15
July 26, 2018	Quarterly	August 15, 2018	August 31, 2018	0.25
November 1, 2018	Quarterly	October 31, 2018	November 15, 2018	0.35
March 22, 2019	Quarterly	March 22, 2019	March 26, 2019	0.40
May 2, 2019	Quarterly	May 7, 2019	May 21, 2019	0.45
May 2, 2019	Quarterly	May 31, 2019	July 16, 2019	0.46
July 30, 2019	Quarterly	August 5, 2019	August 26, 2019	0.45
September 27, 2019	Quarterly	September 30, 2019	November 12, 2019	0.04
December 9, 2019	Quarterly	December 10, 2019	December 23, 2019	0.40
March 5, 2020	Quarterly	March 6, 2020	March 20, 2020	0.40
May 7, 2020	Quarterly	May 8, 2020	May 21, 2020	0.35
August 5, 2020	Quarterly	August 6, 2020	August 20, 2020	0.36
October 1, 2020	Quarterly	October 1, 2020	November 12, 2020	0.38
March 4, 2021	Quarterly	March 5, 2021	March 19, 2021	0.37
April 29, 2021	Quarterly	April 30, 2021	May 13, 2021	0.37
July 19, 2021	Quarterly	July 20, 2021	August 12, 2021	0.34
October 28, 2021	Quarterly	November 8, 2021	November 22, 2021	0.25
February 24, 2022	Quarterly	March 8, 2022	March 22, 2022	0.27
April 28, 2022	Quarterly	May 10, 2022	May 24, 2022	0.30
July 28, 2022	Quarterly	August 9, 2022	August 23, 2022	0.33
October 27, 2022	Quarterly	November 8, 2022	November 22, 2022	0.36
February 23, 2023	Quarterly	March 7, 2023	March 21, 2023	0.40
February 23, 2023	Supplemental	March 7, 2023	March 21, 2023	0.05
May 2, 2023	Quarterly	May 15, 2023	May 31, 2023	0.40
May 2, 2023	Supplemental	May 15, 2023	May 31, 2023	0.05
August 1, 2023	Quarterly	August 15, 2023	August 31, 2023	0.40
August 1, 2023	Supplemental	August 15, 2023	August 31, 2023	0.05
November 1, 2023	Quarterly	November 13, 2023	November 28, 2023	0.40
November 1, 2023	Supplemental	November 13, 2023	November 28, 2023	0.06
February 1, 2024	Quarterly	February 12, 2024	February 28, 2024	0.40
February 1, 2024	Supplemental	February 12, 2024	February 28, 2024	0.07
April 30, 2024	Quarterly	May 10, 2024	May 24, 2024	0.40
April 30, 2024	Supplemental	May 10, 2024	May 24, 2024	0.07
			Total	$9.78

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

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized gain (loss) on investments for federal income tax purposes as of and for the period ended June 30, 2024 and the year ended December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Tax cost on investments	$1,115,957	$1,105,481
Change in unrealized gain on a tax basis	$11,929	$11,239
Change in unrealized loss on a tax basis	(64,562)	(49,711)
Net unrealized gain (loss) on a tax basis	$(52,633)	$(38,472)

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes ("ASC 740"). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions deemed to meet a "more-likely-than-not" threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the Consolidated Statements of Operations. There were no material uncertain income tax positions at June 30, 2024 or December 31, 2023. Although the Company files federal and state tax returns, the Company's major tax jurisdiction is federal. The previous three tax year-ends and the interim tax period since then remain subject to examination by the Internal Revenue Service.

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

Note 11 – Financial Highlights

The following table sets forth the financial highlights for the six months ended June 30, 2024 and 2023 (in thousands, except for per share data and ratios):

	Six Months Ended June 30,
	2024	2023
Per Share Data(1):
Net asset value at beginning of period	$13.50	$14.22
Net investment income	0.84	0.94
Net realized gain (loss)	-	(0.03)
Net change in unrealized gain (loss)	(0.33)	(0.06)
Total from investment operations	0.51	0.85

Distributions	(0.94)	(0.90)
Accretion (dilution) (2)	0.07	-
Net asset value at end of period	$13.14	$14.17

Ratio/Supplemental Data:
Total return based on net asset value(3)	4.30%	5.98%
Total return based on market value(4)	0.63%	14.32%
Ratio of net investment income to average net assets(5)(6)	12.56%	13.23%
Ratio of total operating expenses to average net assets(5)(6)	15.46%	15.10%
Ratio of total operating expenses, excluding incentive fees, to average net assets(5)	12.32%	11.79%
Ratio of net increase (decrease) in net assets resulting from operations to average net assets(5)	7.68%	11.97%
Portfolio turnover rate(7)	5.86%	5.71%

Net assets at beginning of period	$547,071	$576,052
Net assets at end of period	$506,384	$573,898
Weighted average net assets	$532,513	$577,921
Weighted average shares outstanding for the period, basic	39,786,511	40,509,269
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

Note 12 - Subsequent Events

The Company evaluated events subsequent to June 30, 2024 through August 8, 2024.

On July 17, 2024 the Company increased its commitment to Elevate Services Inc. by $20.0 million, of which $3.0 million was funded at close.

On July 30, 2024, the Board of Directors declared a regular distribution of $0.40 per share and a supplemental distribution of $0.05 per share for stockholders of record as of August 12, 2024 payable on or before August 26, 2024.

On July 30, 2024, the Board of Directors approved a repurchase program (the “New Repurchase Program”) under which the Company may repurchase up to $15.0 million of its outstanding common stock. Under the New Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. If not renewed, the New Repurchase Program will terminate upon the earlier of (i) July 30, 2025 or (ii) the repurchase of $15.0 million of the Company's shares of common stock.

On July 31, 2024, Cloudpay, Inc. prepaid its outstanding principal balance of $75.0 million on the Company's senior secured loan.

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
•
an economic downturn or recession, as well as the impairment or failure of financial institutions on both a domestic and global scale, could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
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

We have based the forward-looking statements included in this quarterly report on Form 10‑Q on information available to us on the date of this quarterly report on Form 10‑Q, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including our annual reports on Form 10‑K, quarterly reports on Form 10‑Q and current reports on Form 8‑K.

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto contained elsewhere in this quarterly report on Form 10‑Q.

Overview

Runway Growth Finance Corp. ("we," "us," "our," or the "Company"), a Maryland corporation formed on August 31, 2015, is structured as an externally managed, non-diversified closed-end management investment company. On August 18, 2021, we changed our name to "Runway Growth Finance Corp." from "Runway Growth Credit Fund Inc." We are a specialty finance company focused on providing senior secured loans to high growth-potential companies in technology, healthcare, business services, financial services, select consumer services and products and other high-growth industries. Our goal is to create significant value for our stockholders and the entrepreneurs we support by providing high growth-potential companies with hybrid debt and equity financing that is more flexible than traditional credit and less dilutive than equity. Our investment objective is to maximize our total return to our stockholders primarily through current income on our loan portfolio, and secondarily through capital gains on our warrants and other equity positions. Our offices are in Chicago, Illinois; Menlo Park, California; and New York, New York.

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

On August 10, 2020, we, RGC, and certain other funds and accounts sponsored or managed by RGC and/or its affiliates were granted an order (the “Order”), as amended on August 30, 2022, that permits us greater flexibility than the 1940 Act permits to negotiate the terms of co-investments if our Board of Directors determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by RGC or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that the ability to co-invest with similar investment structures and accounts sponsored or managed by RGC or its affiliates provides additional investment opportunities and the ability to achieve greater diversification. Under the terms of the Order, a majority of our independent directors are required to make certain determinations in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment strategies and policies.

Portfolio Composition and Investment Activity

Portfolio Composition

At June 30, 2024, we had investments in 55 portfolio companies, representing 25 companies in which we held debt and warrant investments, three companies in which we held debt investments and shares of common stock, preferred stock, or a combination with warrants, three companies in which we held a debt investment only, 16 companies in which we held warrant investments only, and eight companies in which we held shares of common stock, preferred stock, or equity interests only, or a combination with warrants. At December 31, 2023, we had investments in 52 portfolio companies, representing 22 companies in which we held debt and warrant investments, three companies in which we held debt investments and shares of common, preferred stock, or a combination with warrants, four companies in which we held a debt investment only, 16 companies in which we held warrant investments only, and seven companies in which we held shares of common stock, preferred stock, or equity interests only, or a combination with warrants.

The following table shows the fair value of our investments, by asset class, as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024			December 31, 2023
Investments	Cost	Fair Value	% of Total Portfolio	Cost	Fair Value	% of Total Portfolio
Portfolio Investments
Senior Secured Term Loans	$1,025,030	$1,000,662	94.11%	$977,947	$964,099	90.35%
Second Lien Term Loans	14,486	14,469	1.36	14,278	14,399	1.35
Convertible Note	1,357	557	0.05	1,357	1,357	0.13
Preferred Stocks	40,601	29,981	2.82	40,602	29,838	2.80
Common Stocks	9,141	729	0.07	9,141	1,420	0.13
Equity Interest	1,600	1,479	0.14	950	950	0.09
Warrants	23,866	15,447	1.45	20,560	12,947	1.21
Total Investments, excluding U.S. Treasury Bills	1,116,081	1,063,324	100.00	1,064,835	1,025,010	96.06

U.S. Treasury Bill	—	—	—	42,014	41,999	3.94
Total Portfolio Investments	$1,116,081	$1,063,324	100.00%	$1,106,849	$1,067,009	100.00%

For the three and six months ended June 30, 2024, our debt investment portfolio had a dollar-weighted annualized yield of 15.1% and 15.9%, respectively. For the three and six months ended June 30, 2023, our debt investment portfolio had a dollar-weighted annualized yield of 16.7% and 15.7%, respectively. We calculate the yield on dollar-weighted debt investments for any period measured as (1) total related investment income during the period divided by (2) the daily average of the fair value of debt investments outstanding during the period, including any debt investments on non-accrual status. As of June 30, 2024, our debt investments had a dollar-weighted average term of 58 months at origination and a dollar-weighted average remaining term of 35 months, or approximately 2.9 years. As of June 30, 2024, substantially all of our debt investments had a committed principal amount of between $6.0 million and $85.0 million and pay cash interest at annual interest rates of between 8.0% and 15.1%.

The following table shows our dollar-weighted annualized yield by investment type for the three and six months ended June 30, 2024 and 2023:

	Fair Value(1)				Cost(2)
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Investment type:
Debt investments	15.05%	16.69%	15.91%	15.65%	14.75%	16.42%	15.64%	15.40%
Equity interest	—%	2.56%	0.11%	2.83%	—%	2.02%	0.07%	2.31%
All investments	14.30%	16.00%	15.15%	15.10%	13.64%	15.56%	14.51%	14.73%

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

Investment Activity

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments as well as repayments and sales of existing investments. During the six months ended June 30, 2024, we funded $94.4 million in three new portfolio companies, $0.7 million in one joint venture, and $5.0 million in one existing portfolio company, net of upfront loan origination fees and refinances. We also received $59.8 million in loan prepayments from three portfolio companies and $1.7 million in scheduled principal payments from one portfolio company. There were no proceeds from the termination of warrants, sale of preferred stock, sale of equity interest, or sale of common stock. During the six months ended June 30, 2023, we did not fund any new portfolio companies and funded $63.5 million in eight existing portfolio companies, net of upfront loan origination fees and refinances. We also received $98.9 million in loan prepayments from six portfolio companies and $6.8 million in scheduled principal payments from two portfolio companies. There were no proceeds from the termination of warrants, sale of preferred stock, sale of equity interest, or sale of common stock.

Portfolio Reconciliation

The following is a reconciliation of our investment portfolio, including U.S. Treasury Bills, for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Beginning investment portfolio	$1,067,009	$1,126,309
Purchases of investments	100,025	63,540
Purchases of U.S. Treasury Bills	—	34,974
PIK interest	6,863	9,783
Sales and prepayments of investments	(59,761)	(98,901)
Scheduled repayments of investments	(1,746)	(6,771)
Sales and maturities of U.S. Treasury Bills	(42,029)	(35,000)
Amortization of fixed income premiums or accretion of discounts	5,880	5,005
Net realized gain (loss) on investments	—	(1,178)
Net change in unrealized gain (loss) on investments	(12,917)	(2,440)
Ending investment portfolio	$1,063,324	$1,095,321

Asset Quality

In addition to various risk management and monitoring tools, RGC uses an investment rating system to characterize and monitor the quality of our debt investment portfolio. Equity securities and U.S. Treasury Bills are not graded. This debt investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

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

The following table shows the investment ratings of our debt investments at fair value as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30, 2024			December 31, 2023
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	—
2	643,623	60.53	20	612,709	57.41	19
3	338,383	31.82	9	361,998	33.93	9
4	—	—	—	3,791	0.36	1
5	33,125	3.12	2	—	—	—
	$1,015,131	95.47%	31	$978,498	91.70%	29

Loans and Debt Securities on Non-Accrual Status

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of June 30, 2024, we had two senior secured term loans on non-accrual status; one loan to Mingle Healthcare Solutions, Inc. with a cost basis of $5.0 million and a fair value of $3.1 million, and one loan to Snagajob, Inc., with a cost basis of $42.7 million and a fair value of $30.0 million which represent 3.1% our total investment portfolio. From being placed on non-accrual status through June 30, 2024, cumulative interest of $0.4 million would be receivable from Mingle Healthcare Solutions, Inc. and not recorded in "Interest income" on the Consolidated Statements of Operations. From being placed on non-accrual status through June 30, 2024, cumulative interest of $1.8 million would be receivable from Snagajob, Inc. and $0.1 million OID would be accreted into the cost basis, for a total of $1.9 million not recorded in "Interest income" on the Consolidated Statements of Operations. As of December 31, 2023, we had no loans on non-accrual status. As of June 30, 2024, we had reversed interest income of $0.3 million related to the senior secured term loans. As of December 31, 2023, we had not reversed any accrued and uncollected interest income related to the senior secured term loans.

Results of Operations

An important measure of our financial performance is "Net increase (decrease) in net assets resulting from operations" on the Consolidated Statement of Operations, which includes "Net investment income (loss)", "Net realized gain (loss) on investments" and "Net change in unrealized gain (loss) on investments". "Net investment income (loss)" is the difference between our income from interest, dividends, fees and other income and our operating expenses, including interest on borrowed funds. "Net realized gain (loss) on investments" is the difference between the proceeds received from dispositions of portfolio investments and U.S. Treasury Bills and their amortized cost. "Net change in unrealized gain (loss) on investments" is the net change in the fair value of our investment portfolio.

Comparison of the Three and Six Months Ended June 30, 2024 and 2023

The following table is a comparison of the results of our operations for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)
Investment income
Interest, fee and dividend income	$34,052	$0.87	$41,770	$1.03	$73,933	$1.86	$81,080	$2.00
Other income	141	—	125	—	269	0.01	125	—
Total investment income	34,193	0.87	41,895	1.03	74,202	1.87	81,205	2.00
Operating expenses
Management fees	3,946	0.10	4,337	0.11	7,898	0.20	8,296	0.20
Incentive fees	3,649	0.09	4,920	0.12	8,317	0.20	9,483	0.23
Interest and other debt financing expenses	10,867	0.28	11,410	0.28	21,727	0.55	22,330	0.55
Professional fees	253	0.01	490	0.01	915	0.02	1,038	0.02
Administration agreement expenses	472	0.01	615	0.02	1,036	0.03	1,198	0.03
Insurance expense	209	0.01	268	0.01	417	0.01	536	0.01
Tax expense	—	—	—	—	2	—	50	—
Other expenses	206	—	179	—	635	0.02	352	0.01
Total operating expenses	19,602	0.50	22,219	0.55	40,947	1.03	43,283	1.07
Net investment income	14,591	0.37	19,676	0.49	33,255	0.84	37,922	0.94
Realized gain (loss) on investments	—	—	—	—	—	—	(1,178)	(0.03)
Net change in unrealized gain (loss) on investments	(6,300)	(0.16)	2,644	0.07	(12,917)	(0.33)	(2,440)	(0.06)
Net increase (decrease) in net assets resulting from operations	$8,291	$0.21	$22,320	$0.55	$20,338	$0.51	$34,304	$0.85
(1)
The basic per share figures noted above are based on weighted averages of 39,180,767 and 40,509,269 shares outstanding for the three months ended June 30, 2024 and 2023, respectively, and 39,786,511 and 40,509,269 shares outstanding for the six months ended June 30, 2024 and 2023, respectively.

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

Investment income for the three months ended June 30, 2024 and 2023 was $34.2 million and $41.9 million, respectively, and includes non-recurring income of $0.4 million and $2.8 million, respectively. Non-recurring income includes, but is not limited to, acceleration of unaccreted OID, prepayment fees and amendment fees. The decrease in investment income for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily due to the decrease in the average outstanding principal on interest-earning debt investments as a result of loan repayments and our loans to Snagajob, Inc., and Mingle Healthcare Solutions, Inc. moving to non-accrual status.

Investment income for the six months ended June 30, 2024 and 2023 was $74.2 million and $81.2 million, respectively, and includes non-recurring income of $4.2 million and $3.4 million, respectively. The decrease in investment income for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to the decrease in the average outstanding principal on interest-earning debt investments as a result of loan repayments and our loans to Snagajob, Inc., and Mingle Healthcare Solutions, Inc. moving to non-accrual status.

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

Operating expenses for the three months ended June 30, 2024 and 2023 were $19.6 million and $22.2 million, respectively. Operating expenses decreased for the three months ended June 30, 2024 from the three months ended June 30, 2023 primarily due to decreased performance-based incentive fees and interest expense associated with decreased average outstanding borrowings under the Credit Facility. Operating expenses per share for the three months ended June 30, 2024 and 2023 were $0.50 and $0.55, respectively.

Operating expenses for the six months ended June 30, 2024 and 2023 were $40.9 million and $43.3 million, respectively. Operating expenses decreased for the six months ended June 30, 2024 from the six months ended June 30, 2023 primarily due to a decrease in performance-based incentive fees and interest expense associated with decreased average outstanding borrowings under the Credit Facility. Operating expenses per share for the six months ended June 30, 2024 and 2023 were $1.03 and $1.07, respectively.

Management fees for the three months ended June 30, 2024 and 2023 were $3.9 million and $4.3 million, respectively. Management fees decreased for the three months ended June 30, 2024 from the three months ended June 30, 2023 primarily due to decreased daily average gross assets.

Management fees for the six months ended June 30, 2024 and 2023 were $7.9 million and $8.3 million, respectively. Management fees decreased for the six months ended June 30, 2024 from the six months ended June 30, 2023 primarily due to decreased daily average gross assets.

Incentive fees for the three months ended June 30, 2024 and 2023 were $3.6 million and $4.9 million, respectively. Incentive fees decreased for the three months ended June 30, 2024 from the three months ended June 30, 2023 primarily due to a decrease in net investment income in the current quarter. For the three months ended June 30, 2024, $2.9 million of the incentive fees were payable in cash and $0.7 million were deferred and accrued. For the three months ended June 30, 2023, $3.4 million of the incentive fees were payable in cash, and $1.5 million were deferred and accrued. Incentive fees related to PIK or deferred interest are accrued and payment is deferred until such interest is collected in cash. Incentive fees per share for the three months ended June 30, 2024 and 2023 were $0.09 and $0.12, respectively.

Incentive fees for the six months ended June 30, 2024 and 2023 were $8.3 million and $9.5 million, respectively. Incentive fees decreased for the six months ended June 30, 2024 from the six months ended June 30, 2023 primarily due to a decrease in net investment income. For the six months ended June 30, 2024, $6.5 million of the incentive fees were payable in cash and $1.8 million were deferred and accrued. For the six months ended June 30, 2023, $6.9 million of the incentive fees were payable in cash and $2.6 million were deferred and accrued. Incentive fees per share for the six months ended June 30, 2024 and 2023 were $0.20 and $0.23, respectively.

Net Investment Income

Net investment income for the three months ended June 30, 2024 and 2023 was $14.6 million and $19.7 million, respectively. Net investment income decreased for the three months ended June 30, 2024 from the three months ended June 30, 2023 primarily due to a decrease in investment income. Net investment income per share for the three months ended June 30, 2024 and 2023 was $0.37 and $0.49, respectively.

Net investment income for the six months ended June 30, 2024 and 2023 was $33.3 million and $37.9 million, respectively. Net investment income decreased for the six months ended June 30, 2024 from the six months ended June 30, 2023 primarily due to a decrease in investment income. Net investment income per share for the six months ended June 30, 2024 and 2023 was $0.84 and $0.94, respectively.

Net Realized Gain (Loss) on Investments

There were no net realized gain (loss) on investments for the three months ended June 30, 2024 and the three months ended June 30, 2023.

There were no net realized gain (loss) on investments for the six months ended June 30, 2024. The net realized loss on investments of $1.2 million for the six months ended June 30, 2023 was due to a loss of our investments in the warrants of CareCloud, Inc. and Gynesonics, Inc.

Net Change in Unrealized Gain (Loss) on Investments

Net change in unrealized loss on investments of $6.3 million for the three months ended June 30, 2024 was primarily due to a decrease in the fair value of our convertible note investment in Snagajob.com, Inc., our senior secured loans to Snagajob.com, Inc., Vesta Payment Solutions, Inc., and FiscalNote, Inc., offset by increases in our preferred stock investment in Carecloud, Inc., and our senior secured loan to Cloudpay, Inc. The net change in unrealized gain on investments of $2.6 million for the three months ended June 30, 2023 was primarily due to an increase in the fair value of our senior secured loans to Brivo, Inc., as well as a recovery related to the senior secured loan to Pivot3, Inc., which released prior unrealized loss recorded on the investment.

Net change in unrealized loss on investments of $12.9 million for the six months ended June 30, 2024 was primarily due to a decrease in the fair value of our convertible note and senior secured loan to Snagajob.com, Inc., our senior secured loans to FiscalNote, Inc., and Vesta Payment Solutions, Inc., and our common stock investment in Coginiti Corp. The net change in unrealized loss on investments of $2.4 million for the six months ended June 30, 2023 was primarily due to decreases in the fair value of our investments in Gynesonics, Inc., offset by an increase in the fair value of our senior secured loans to Brivo, Inc., as well as a recovery of $1.2 million in liquidation of assets related to the senior secured loan to Pivot3, Inc., which released prior unrealized loss recorded on the investment.

Net Increase (Decrease) in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of $8.3 million for the three months ended June 30, 2024, as compared to a net increase in net assets resulting from operations of $22.3 million for the three months ended June 30, 2023.

We had a net increase in net assets resulting from operations of $20.3 million for the six months ended June 30, 2024, as compared to a net increase in net assets resulting from operations of $34.3 million for the six months ended June 30, 2023.

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

During the six months ended June 30, 2024, we principally funded our operations from (i) cash receipts from interest, dividend, and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments.

During the six months ended June 30, 2024, our operating activities provided $30.0 million of cash and cash equivalents, compared to $71.6 million provided during the six months ended June 30, 2023. The $41.6 million decrease in cash provided by operating activities was primarily due to a $37.1 million decrease in sales and repayments of investments and U.S. Treasury Bills.

During the six months ended June 30, 2024, our financing activities used $24.1 million of cash, compared to $39.6 million used by financing activities during the six months ended June 30, 2023. The $15.5 million decrease in cash flows used in financing activities was primarily due to increased net borrowing activity of $39.0 million, offset by increased share repurchases of $23.5 million.

As of June 30, 2024, our net assets totaled $506.4 million, with a net asset value per share of $13.14. We intend to continue to operate in order to generate cash flows from operations, including income earned from investments in our portfolio companies. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

Available Liquidity and Capital Resources

As of June 30, 2024, we had $249.8 million in available liquidity, including $8.8 million in cash and cash equivalents, and approximately $241.0 million available under our Credit Facility, subject to borrowing base capacity. As of June 30, 2024, we had $309.0 million of secured debt outstanding under our Credit Facility, which are floating interest rate obligations and $247.3 million of unsecured debt outstanding under the 2026 and 2027 Notes, which are all fixed interest rate debt obligations. Refer to "Note 7 – Borrowings" to our consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional discussion of our debt obligations.

Pursuant to the 1940 Act, we are permitted to incur borrowings, issue debt securities, or issue preferred stock if, immediately after the borrowings or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock is at least 150% (at least 200% prior to June 17, 2022). As of June 30, 2024 and December 31, 2023, our asset coverage ratio was 191% and 205%, respectively.

As detailed above, our diverse and well-structured balance sheet is designed to provide a long-term focused and sustainable investment platform. Currently, we believe we have sufficient liquidity to support our near-term capital requirements.

Commitments and Obligations

Our significant contractual payment obligations relate to our borrowings and deferred incentive fees. As of June 30, 2024, we had $556.3 million of debt outstanding, none of which was due within the next year, $404.0 million within 1 to 3 years, and $152.3 million beyond 3 years. As of June 30, 2024, we had $11.0 million of deferred incentive fees, $0.5 million of which was due within the next year, $7.5 million within 1 to 3 years, and $3.0 million beyond 3 years.

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

Our unfunded commitments may be significant from time to time. As of June 30, 2024, we had a total of $254.2 million in unfunded commitments which was comprised of $219.8 million to provide debt financing to our portfolio companies and $34.4 million in unfunded commitments to provide equity financing to the Runway-Cadma I LLC. Unfunded contractual commitments depend upon a portfolio company reaching certain milestones before the debt commitment is available to the portfolio company, which is expected to affect our funding levels. These commitments are subject to the same underwriting and ongoing portfolio maintenance as the on-balance sheet financial instruments that we hold. From time to time, unfunded contractual commitments may expire without being drawn and thus do not represent future cash requirements. We maintain sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded commitments should the need arise. As of June 30, 2024, we had approximately $42.0 million of available unfunded commitments to portfolio companies that are eligible to be drawn based on achieved milestones and $34.4 million in unfunded capital commitments to Runway-Cadma I LLC. Refer to “Note 8 – Commitments and Contingencies” to our consolidated financial statements in Part I, Item 1 of this Form 10-Q for a summary of unfunded commitments by portfolio company as of June 30, 2024.

The fair value of our unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations embedded in the borrowing agreements.

Repurchase Program

On February 24, 2022, our Board of Directors approved a repurchase program (the “Initial Repurchase Program”) under which we were authorized to repurchase up to $25.0 million of our outstanding common stock, prior to its expiration on February 24, 2023. Under the Initial Repurchase Program, we were authorized to repurchase shares at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. We had repurchased 871,345 shares of our common stock under the Initial Repurchase Program for an aggregate purchase price of $10.8 million. The Board of Directors did not renew the Initial Repurchase Program, and it expired on February 24, 2023.

On November 2, 2023, our Board of Directors approved a new share repurchase program (the "Repurchase Program"), under which we may repurchase up to $25.0 million of our outstanding shares of common stock. Under the Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. As of June 30, 2024, we had repurchased 1,961,938 shares in connection with the Repurchase Program for an aggregate purchase price of $23.5 million. If not renewed, the Repurchase Program will terminate upon the earlier of (i) November 2, 2024 or (ii) the repurchase of $25.0 million of our shares of common stock.

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

During the three and six months ended June 30, 2024, we declared and paid dividends in the amount of $18.5 million and $37.6 million, respectively, of which $18.2 million and $37.0 million, respectively, were distributed in cash and the remainder distributed in shares to stockholders pursuant to our Dividend Reinvestment Plan. For the three and six months ended June 30, 2023, we declared dividends in the amount of $18.2 million and $36.5 million, respectively, of which $17.5 million and $34.9 million, respectively, were distributed in cash and the remainder distributed in shares to stockholders pursuant to our Dividend Reinvestment Plan.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We commenced investment activities in portfolio securities during the quarter ended June 30, 2017, and commenced investment activities in U.S. Treasury Bills during the quarter ended December 31, 2016.

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

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, and cash and cash equivalents. Changes in interest rates can also affect our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including SOFR and Prime rates. Increasing interest rates could have the effect of increasing our total investment income once interest rates increase above contractual interest rates floors to which our portfolio companies are subject. Conversely, we would expect the cost of our floating rate Credit Facility to increase as well, offsetting the positive effect on our net interest income.

As of June 30, 2024, 100.0% of our performing debt portfolio investments bore interest at variable rates, consisting of approximately 68.0% based on SOFR and 32.0% based on Prime. As a policy, any interest above the cash cap, if applicable, as determined on an individual loan basis will accrue to principal and be treated as PIK interest. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase our investment income by a maximum of $19.3 million and decrease our investment income by a maximum of $15.6 million, due to certain floors, on an annual basis.

Our debt borrowings under the Credit Facility bear interest at a floating rate, all other outstanding debt borrowings bear interest at a fixed rate. Borrowings under the Credit Facility bear interest on a per annum basis equal to the SOFR plus an applicable margin rate that ranges from 2.95% to 3.35% per annum depending on our leverage ratio and number of eligible loans in the collateral pool. For additional information regarding the interest rate associated with each of our debt borrowings, refer to "Note 7 – Borrowings" to our consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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

If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, you may lose all or part of your investment. There have been no material changes known to us during the period ended June 30, 2024 to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 7, 2024.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) Rule 10b5-1 Disclosure

As part of our Repurchase Program, we maintain a repurchase plan in accordance with Rule 10b5-1 (the "Rule 10b5-1 Plan") promulgated under the Securities Exchange Act of 1934, as amended. During the three and six months ended June 30, 2024, 1,074,842 and 1,961,938 shares were repurchased, respectively, under the Rule 10b5-1 Plan. Future repurchases may be made as open market or privately negotiated transactions as described above. We have no obligation to repurchase stock under this program and may suspend or terminate the Repurchase Program at any time.

For the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company has entered into any (i) contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement (1)

3.2	Articles of Amendment (2)

3.3	Second Amended and Restated Bylaws (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a‑14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a‑14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents *

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 has been formatted in Inline XBRL.*

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

RUNWAY GROWTH FINANCE CORP.
Date: August 8, 2024
	By:	/s/ R. David Spreng
R. David Spreng
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Thomas B. Raterman
Thomas B. Raterman
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)