Form 10-Q
period 2024-09-30
Runway Growth Finance Corp.
filed 2024-11-12
CIK 1653384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The issuer had 37,399,622 shares of common stock, $0.01 par value per share, outstanding as of November 8, 2024.

RUNWAY GROWTH FINANCE CORP.

FORM 10‑Q FOR THE QUARTER ENDED September 30, 2024

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

RUNWAY GROWTH FINANCE CORP.

Consolidated Statements of Assets and Liabilities

(In thousands, except share and per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Investments at fair value:
Non-control/non-affiliate investments at fair value (cost of $1,044,022 and $1,005,024, respectively)	$1,000,405	$972,604
Affiliate investments at fair value (cost of $59,111 and $58,861, respectively)	58,969	51,456
Control investments at fair value (cost of $6,550 and $950, respectively)	6,726	950
Investment in U.S. Treasury Bills at fair value (cost of $0 and $42,014, respectively)	—	41,999
Total investments at fair value (cost of $1,109,683 and $1,106,849, respectively)	1,066,100	1,067,009
Cash and cash equivalents	3,617	2,970
Interest and fees receivable	5,653	8,269
Other assets	208	905
Total assets	1,075,578	1,079,153
Liabilities
Debt:
Credit facility	302,000	272,000
2026 Notes	95,000	95,000
2027 Notes	152,250	152,250
Unamortized deferred financing costs	(6,738)	(9,172)
Total debt, less unamortized deferred financing costs	542,512	510,078
Incentive fees payable	14,930	12,500
Interest payable	8,810	6,764
Accrued expenses and other liabilities	1,968	2,740
Total liabilities	568,220	532,082
Commitments and contingencies (Note 8)
Net assets
Common stock, par value	414	414
Additional paid-in capital	605,107	605,110
Accumulated undistributed (overdistributed) earnings	(57,169)	(47,637)
Treasury stock	(40,994)	(10,816)
Total net assets	$507,358	$547,071

Shares of common stock outstanding ($0.01 par value, 100,000,000 shares authorized)	37,902,532	40,509,269
Net asset value per share	$13.39	$13.50

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment income
From non-control/non-affiliate investments:
Interest income	$32,253	$35,498	$97,643	$104,169
Payment-in-kind interest income	2,757	5,195	9,294	15,416
Dividend income	—	318	—	961
Fee income	882	1,925	1,689	2,585
From affiliate investments:
Interest income	609	601	1,808	1,486
Fee income	—	15	—	15
Other income	150	227	419	352
Total investment income	36,651	43,779	110,853	124,984
Operating expenses
Management fees	3,865	4,302	11,763	12,598
Incentive fees	3,970	5,511	12,287	14,994
Interest and other debt financing expenses	11,379	10,442	33,106	32,772
Professional fees	528	466	1,443	1,504
Administration agreement expenses	472	449	1,508	1,647
Insurance expense	211	269	628	805
Tax expense	—	—	2	50
Other expenses	351	304	986	656
Total operating expenses	20,776	21,743	61,723	65,026
Net investment income	15,875	22,036	49,130	59,958
Net realized and net change in unrealized gain (loss) on investments
Net realized gain (loss) on non-control/non-affiliate investments, including U.S. Treasury Bills	—	—	—	(1,178)
Net realized gain (loss) on investments, including U.S. Treasury Bills	—	—	—	(1,178)
Net change in unrealized gain (loss) on non-control/non-affiliate investments, including U.S. Treasury Bills	367	(7,624)	(11,182)	(7,507)
Net change in unrealized gain (loss) on affiliate investments	8,510	410	7,263	(5,679)
Net change in unrealized gain (loss) on control investments	297	—	176	3,532
Net change in unrealized gain (loss) on investments, including U.S. Treasury Bills	9,174	(7,214)	(3,743)	(9,654)
Net realized and unrealized gain (loss) on investments	9,174	(7,214)	(3,743)	(10,832)
Net increase (decrease) in net assets resulting from operations	$25,049	$14,822	$45,387	$49,126
Net investment income per common share (basic and diluted)	$0.41	$0.54	$1.25	$1.48
Net increase (decrease) in net assets resulting from operations per common share (basic and diluted)	$0.65	$0.37	$1.15	$1.21
Weighted average shares outstanding (basic and diluted)	38,390,854	40,509,269	39,317,890	40,509,269

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Statements of Changes in Net Assets

(Unaudited)

(In thousands, except share and per share data)

	Common Stock			Additional	Accumulated Undistributed
For the Three Months Ended September 30, 2024	Outstanding Shares (1)	Par Value	Treasury Stock	Paid-in Capital	(Overdistributed) earnings	Total Net Assets
Balances at June 30, 2024	38,547,295	$414	$(34,266)	$605,107	$(64,872)	$506,383
Net investment income	—	—	—	—	15,875	15,875
Net realized gain (loss) on investments	—	—	—	—	—	—
Net change in unrealized gain (loss) on investments	—	—	—	—	9,174	9,174
Acquisition of treasury stock	(644,763)	—	(6,728)	—	—	(6,728)
Dividends paid to stockholders	—	—	—	—	(17,346)	(17,346)
Balances at September 30, 2024	37,902,532	$414	$(40,994)	$605,107	$(57,169)	$507,358

	Common Stock			Additional	Accumulated Undistributed
For the Nine Months Ended September 30, 2024	Outstanding Shares (1)	Par Value	Treasury Stock	Paid-in Capital	(Overdistributed) earnings	Total Net Assets
Balances at December 31, 2023	40,509,269	$414	$(10,816)	$605,110	$(47,637)	$547,071
Net investment income	—	—	—	—	49,130	49,130
Net realized gain (loss) on investments	—	—	—	—	—	—
Net change in unrealized gain (loss) on investments	—	—	—	—	(3,743)	(3,743)
Acquisition of treasury stock	(2,606,701)	—	(30,178)	—	—	(30,178)
Dividends paid to stockholders	—	—	—	—	(54,921)	(54,921)
Shares retired	(36)	—	—	(1)	—	(1)
Tax reclassification	—	—	—	(2)	2	—
Balances at September 30, 2024	37,902,532	$414	$(40,994)	$605,107	$(57,169)	$507,358
(1)			Number of shares is shown net of cumulative treasury stock repurchases of 3,478,046 shares as of September 30, 2024.

	Common Stock			Additional	Accumulated Undistributed
For the Three Months Ended September 30, 2023	Outstanding Shares (1)	Par Value	Treasury Stock	Paid-in Capital	(Overdistributed) earnings	Total Net Assets
Balances at June 30, 2023	40,509,269	$414	$(10,816)	$605,774	$(21,474)	$573,898
Net investment income	—	—	—	—	22,036	22,036
Net realized gain (loss) on investments	—	—	—	—	—	—
Net change in unrealized gain (loss) on investments	—	—	—	—	(7,214)	(7,214)
Dividends paid to stockholders	—	—	—	—	(18,229)	(18,229)
Balances at September 30, 2023	40,509,269	$414	$(10,816)	$605,774	$(24,881)	$570,491

	Common Stock			Additional	Accumulated Undistributed
For the Nine Months Ended September 30, 2023	Outstanding Shares (1)	Par Value	Treasury Stock	Paid-in Capital	(Overdistributed) earnings	Total Net Assets
Balances at December 31, 2022	40,509,269	$414	$(10,816)	$605,774	$(19,320)	$576,052
Net investment income	—	—	—	—	59,958	59,958
Net realized gain (loss) on investments	—	—	—	—	(1,178)	(1,178)
Net change in unrealized gain (loss) on investments	—	—	—	—	(9,654)	(9,654)
Dividends paid to stockholders	—	—	—	—	(54,687)	(54,687)
Balances at September 30, 2023	40,509,269	$414	$(10,816)	$605,774	$(24,881)	$570,491
(1)			Number of shares is shown net of cumulative treasury stock repurchases of 871,345 shares as of September 30, 2023.

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net increase in net assets resulting from operations	$45,387	$49,126
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(174,029)	(105,527)
Purchases of U.S. Treasury Bills	—	(34,974)
Payment-in-kind interest	(9,582)	(15,334)
Sales or repayments of investments	147,041	232,717
Sales or maturities of U.S. Treasury Bills	42,029	35,000
Net realized (gain) loss on investments	—	1,178
Net change in unrealized (gain) loss on investments	3,743	9,654
Amortization of fixed income premiums or accretion of discounts and ETP	(8,293)	(7,332)
Amortization of deferred financing costs	2,555	2,237
Changes in operating assets and liabilities:
(Increase) decrease in interest and fees receivable	2,616	614
(Increase) decrease in other assets	697	763
Increase (decrease) in incentive fees payable	2,430	3,971
Increase (decrease) in interest payable	2,046	1,804
Increase (decrease) in accrued expenses and other liabilities	(772)	183
Net cash provided by (used in) operating activities	55,868	174,080
Cash flows from financing activities
Payments of deferred financing costs	(121)	(1,209)
Borrowings under credit facility	182,000	121,000
Repayments under credit facility	(152,000)	(255,000)
Proceeds from 2026 Notes	—	25,000
Acquisition of treasury shares	(30,178)	—
Retirement of shares	(1)	—
Dividends paid to stockholders	(54,921)	(54,687)
Net cash (used in) provided by financing activities	(55,221)	(164,896)
Net increase (decrease) in cash and cash equivalents	647	9,184
Cash and cash equivalents at beginning of period	2,970	5,761
Cash and cash equivalents at end of period	$3,617	$14,945
Supplemental and non-cash financing cash flow information:
Taxes paid	$616	$340
Interest paid	26,367	27,902

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited)

September 30, 2024

(In thousands, except share and per share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Debt Investments
	Application Software
Airship Group, Inc.	Senior Secured	SOFR+3.75%, 9.08% floor, 3.00% PIK, 3.25% ETP	6/28/2024	6/15/2028	48,759	48,005	47,952	(10) (11) (12)
Blueshift Labs, Inc.	Senior Secured	SOFR+6.25%, 11.25% floor, 2.00% PIK, 1.50% ETP	12/19/2023	12/15/2028	25,886	25,573	23,777	(10) (11) (12)
Circadence Corporation	Senior Secured	SOFR+9.50%, 12.26% floor, 7.50% ETP	12/20/2018	12/15/2025	23,752	25,102	20,034	(11)
FiscalNote, Inc.	Senior Secured	PRIME+5.00%, 9.00% floor, 1.00% PIK, 5.75% ETP	10/19/2020	7/15/2027	38,896	40,827	37,872	(10) (11) (12) (14)
Snap! Mobile, Inc.	Senior Secured	SOFR+7.50%, 12.10% floor, 3.83% ETP	9/30/2024	9/30/2028	18,000	17,431	17,431	(11) (12)
VTX Intermediate Holdings, Inc. (dba VertexOne)	Senior Secured	SOFR+9.00%, 9.50% floor, 10.00% cash cap, 4.50% ETP	12/28/2021	12/28/2026	91,086	92,497	89,313	(10) (11) (12)
	Total Application Software - 46.59%*					249,435	236,379

	Asset Management & Custody Banks
Betterment Holdings, Inc.	Senior Secured	PRIME+4.50%, 8.50% floor	10/6/2023	10/6/2027	8,000	7,905	8,058	(12)
	Total Asset Management & Custody Banks - 1.59%*					7,905	8,058

	Data Processing & Outsourced Services
Elevate Services, Inc.	Senior Secured	SOFR+7.50%, 12.78% floor	7/10/2023	7/10/2027	26,000	25,244	26,186	(12)
Interactions Corporation	Senior Secured	SOFR+9.26%, 9.76% floor, 3.4375% ETP	6/24/2022	6/15/2027	40,000	40,236	39,723	(11) (12)
Predactiv, Inc. (fka Sharethis, Inc.)	Senior Secured	SOFR+9.25%, 11.86% floor, 4.00% ETP	12/3/2018	10/31/2024	17,678	18,302	18,506	(11) (12)
	Senior Secured	SOFR+8.25%, 10.86% floor, 4.00% ETP	8/18/2020	10/31/2024	842	872	881	(11) (12)
Vesta Payment Solutions, Inc.	Senior Secured	SOFR+7.00%, 9.00% floor, 5.00% ETP	11/29/2022	11/15/2026	25,000	25,291	22,441	(11) (12)
	Total Data Processing & Outsourced Services - 21.23%*					109,945	107,737

	Electronic Equipment & Instruments
Brivo, Inc.	Senior Secured	SOFR+6.85%, 10.89% floor, 3.00% ETP	10/20/2022	10/20/2027	32,293	32,424	32,725	(11) (12)
	Total Electronic Equipment & Instruments - 6.45%*					32,424	32,725

	Healthcare Equipment
Moximed, Inc.	Senior Secured	PRIME+5.25%, 8.75% floor, 3.50% ETP	6/24/2022	7/1/2027	15,000	15,038	15,350	(11) (12)
	Total Healthcare Equipment - 3.03%*					15,038	15,350

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

September 30, 2024

(In thousands, except share and per share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Debt Investments
	Healthcare Technology
EBR Systems, Inc.	Senior Secured	PRIME+4.90%, 8.90% floor, 4.50% ETP	6/30/2022	6/15/2027	40,000	39,900	40,067	(11) (12) (16)
Mingle Healthcare Solutions, Inc.	Senior Secured	SOFR+9.75%, 12.26% floor, 10.50% ETP	8/15/2018	12/15/2026	4,322	4,952	2,609	(11) (13) (27)
Nalu Medical, Inc.	Senior Secured	PRIME+2.70%, 6.70% floor, 2.00% PIK, 4.50% ETP	10/12/2022	10/12/2027	20,797	20,884	21,355	(10) (11) (12)
Onward Medical, N.V.	Senior Secured	SOFR+6.50%, 10.75% floor, 2.50% ETP	6/28/2024	6/15/2028	17,088	16,630	16,630	(8) (11) (12) (17)
Route 92 Medical, Inc.	Senior Secured	SOFR+8.48%, 8.98% floor, 3.95% ETP	8/17/2021	7/1/2026	35,000	34,787	35,664	(11) (12)
SetPoint Medical Corporation	Senior Secured	SOFR+5.75%, 9.00% floor, 4.00% ETP	12/29/2022	12/1/2027	25,000	25,180	25,760	(11) (12)
	Total Healthcare Technology - 28.00%*					142,333	142,085

	Human Resource & Employment Services
Snagajob.com, Inc.	Senior Secured	SOFR+8.50% PIK, 9.00% floor, 2.75% ETP	9/29/2021	9/1/2025	42,297	42,739	37,325	(10) (11) (13) (27)
	Total Human Resource & Employment Services - 7.36%*					42,739	37,325

	Internet & Direct Marketing Retail
Madison Reed, Inc.	Senior Secured	PRIME+4.75%, 11.00% floor, 11.00% cash cap, 3.00% ETP	12/16/2022	12/16/2026	16,159	16,089	16,210	(10) (11) (12)
Marley Spoon SE	Senior Secured	SOFR+7.50%, 8.26% floor, 1.25% PIK, 1.00% ETP	6/30/2021	6/15/2027	38,295	38,258	36,753	(6) (9) (10) (11) (18)
	Total Internet & Direct Marketing Retail - 10.44%*					54,347	52,963

	Internet Software and Services
Bombora, Inc.	Senior Secured	SOFR+4.75%, 6.75% floor, 3.25% PIK, 0.96% ETP	12/26/2023	1/15/2028	28,674	28,620	28,413	(10) (11) (12)
CarNow, Inc.	Senior Secured	SOFR+7.25%, 11.75% floor, 1.60% ETP	3/22/2024	3/22/2029	20,000	17,619	17,698	(11) (12)
Skillshare, Inc.	Senior Secured	SOFR+6.50%, 10.72% floor, 3.00% ETP	11/8/2022	11/8/2026	30,000	30,144	29,502	(11) (12)
Synack, Inc.	Senior Secured	SOFR+7.00%, 11.07% floor, 1.00% ETP	12/29/2023	12/29/2028	40,000	39,844	39,893	(11) (12)
Zinnia Corporate Holdings, LLC	Senior Secured	SOFR+8.00%, 10.00% floor	9/23/2024	9/21/2029	40,000	39,202	39,202	(12)
	Total Internet Software and Services - 30.49%*					155,429	154,708

	Property & Casualty Insurance
Kin Insurance, Inc.	Senior Secured	PRIME+6.25%, 12.50% floor, 3.30% ETP	9/26/2022	9/15/2026	75,000	75,675	76,125	(11) (12)
	Total Property & Casualty Insurance - 15.00%*					75,675	76,125

	System Software
3PL Central LLC (dba Extensiv)	Senior Secured	SOFR+4.50%, 6.50% floor, 2.50% PIK, 2.34% ETP	11/9/2022	11/9/2027	71,751	71,741	69,333	(10) (11) (12)
Linxup, LLC	Senior Secured	PRIME+3.25%, 11.75% floor, 2.25% ETP	11/3/2023	11/15/2027	30,000	29,703	30,556	(11) (12)
Dejero Labs Inc.	Second Lien	SOFR+8.00%, 8.50% floor, 2.00% PIK, 3.00% ETP	12/22/2021	12/22/2025	14,390	14,590	14,501	(7) (9) (10) (11) (12)
	Total System Software - 22.55%*					116,034	114,390

Total Debt Investments - 192.73%*						1,001,304	977,845

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

September 30, 2024

(In thousands, except share and per share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Equity Investments
	Advertising
Minute Media Inc.	Equity	Preferred Stock	12/13/2023	N/A	1,039	120	125	(5) (13)
	Equity	Common Stock	12/13/2023	N/A	136	16	14	(5) (13)
	Total Advertising - 0.02%*					136	139

	Application Software
Aria Systems, Inc.	Equity	Series G Preferred Stock	7/10/2018	N/A	289,419	250	250	(13)
FiscalNote, Inc.	Equity	Common Stock	10/19/2020	N/A	230,881	438	296	(13) (14) (19)
	Total Application Software - 0.11%*					688	546

Healthcare Technology
CareCloud, Inc.	Equity	11% Series A Cumulative Redeemable Perpetual Preferred Stock	1/8/2020	N/A	462,064	12,132	5,526	(13) (15) (19)
	Total Healthcare Technology - 1.09%*					12,132	5,526

	Human Resource & Employment Services
Snagajob.com, Inc.	Equity	Convertible Note	10/26/2023	12/31/2026	1,696	1,696	—	(13) (23)
	Total Human Resource & Employment Services - 0.00%*					1,696	-

	Internet & Direct Marketing Retail
Marley Spoon SE	Equity	Common Stock	7/7/2023	N/A	46,004	410	60	(6) (13) (18) (19) (22)
	Total Internet & Direct Marketing Retail - 0.01%*					410	60

	Technology Hardware, Storage & Peripherals
Quantum Corporation	Equity	Common Stock	8/13/2021	N/A	22,986	2,607	80	(9) (13) (15) (19)
zSpace, Inc.	Equity	Common Stock	12/31/2020	N/A	6,078,499	1,119	—	(13)
	Total Technology Hardware, Storage & Peripherals - 0.02%*					3,726	80

Total Equity Investments - 1.25%*						18,788	6,351

Warrants
	Application Software
3DNA Corp. (dba NationBuilder)	Warrants	Series C-1 Preferred Stock	12/28/2018	12/28/2028	273,164	104	—	(13)
Airship Group, Inc.	Warrants	Series F Preferred Stock	6/28/2024	6/28/2034	519,313	414	450	(13)
Aria Systems, Inc.	Warrants	Series G Preferred Stock	6/29/2018	6/29/2028	2,387,705	1,048	1,133	(13)
Blueshift Labs, Inc.	Warrants	Success fee	12/19/2023	N/A	N/A	167	188	(13) (21)
Circadence Corporation	Warrants	Series A-6 Preferred Stock	12/20/2018	12/20/2028	1,538,462	3,630	229	(13)
	Warrants	Series A-6 Preferred Stock	10/31/2019	10/31/2029	384,615	846	57	(13)
	Warrants	Success fee	12/21/2023	N/A	N/A	304	287	(13) (21)
Dtex Systems, Inc.	Warrants	Series C-Prime Preferred Stock	6/1/2018	6/1/2025	500,000	59	731	(13)
	Warrants	Series C-Prime Preferred Stock	7/11/2019	7/11/2026	833,333	115	1,218	(13)
FiscalNote, Inc.	Warrants	Earnout	7/29/2022	7/29/2027	N/A	127	14	(13) (14) (21)
Snap! Mobile, Inc.	Warrants	Series B Preferred Stock	9/30/2024	9/30/2034	19,140	345	345	(13)
	Total Application Software - 0.92%*					7,159	4,652

	Asset Management & Custody Banks
Betterment Holdings, Inc.	Warrants	Common Stock	10/6/2023	10/6/2033	7,680	35	63	(13)
	Warrants	Common Stock	10/6/2023	10/6/2033	9,818	40	74	(13)
	Total Asset Management & Custody Banks - 0.03%*					75	137
See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

September 30, 2024

(In thousands, except share and per share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants
	Biotechnology
Mustang Bio, Inc.	Warrants	Common Stock	3/4/2022	3/4/2032	49,869	315	9	(13) (15)
TRACON Pharmaceuticals, Inc.	Warrants	Common Stock	9/2/2022	9/2/2032	7,538	226	—	(13) (15)
	Total Biotechnology - 0.00%*					541	9

	Computer & Electronics Retail
Massdrop, Inc.	Warrants	Series B Preferred Stock	7/22/2019	7/22/2029	848,093	183	—	(13)
	Total Computer & Electronics Retail - 0.00%*					183	—

	Data Processing & Outsourced Services
Elevate Services, Inc.	Warrants	Series C Preferred Stock	7/10/2023	7/10/2033	248,997	447	444	(13)
	Warrants	Series C Preferred Stock	7/17/2024	7/17/2034	74,700	118	133	(13)
Interactions Corporation	Warrants	Common Stock	6/24/2022	6/24/2032	189,408	219	16	(13)
Predactiv, Inc. (fka Sharethis, Inc.)	Warrants	Series D-3 Preferred Stock	12/3/2018	12/3/2028	647,615	2,162	132	(13)
	Total Data Processing & Outsourced Services - 0.14%*					2,946	725

	Electronic Equipment & Instruments
Brivo, Inc.	Warrants	Series A-2 Preferred Stock	10/20/2022	10/20/2032	201,000	98	154	(13)
Epic IO Technologies, Inc.	Warrants	Success fee	12/17/2021	12/17/2028	N/A	505	343	(13) (21)
	Total Electronic Equipment & Instruments - 0.10%*					603	497

	Healthcare Equipment
Moximed, Inc.	Warrants	Series C Preferred Stock	6/24/2022	6/24/2032	214,285	175	11	(13)
Revelle Aesthetics, Inc.	Warrants	Series A-2 Preferred Stock	3/30/2022	3/30/2032	115,591	126	27	(13)
	Total Healthcare Equipment - 0.01%*					301	38

	Healthcare Technology
Allurion Technologies, Inc.	Warrants	Common Stock	3/30/2021	3/30/2031	132,979	282	1	(13) (14) (28)
	Warrants	Common Stock	6/14/2022	3/30/2031	46,256	141	—	(13) (14) (28)
	Warrants	Common Stock	9/15/2022	9/15/2032	46,256	144	—	(13) (14) (28)
	Warrants	Earnout	8/2/2023	8/1/2028	N/A	—	1	(13) (14) (21) (28)
EBR Systems, Inc.	Warrants	Success fee	6/30/2022	6/30/2032	N/A	605	633	(13) (16) (21)
Mingle Healthcare Solutions, Inc.	Warrants	Series CC Preferred Stock	8/15/2018	8/15/2028	1,770,973	492	—	(13)
Nalu Medical, Inc.	Warrants	Series D-2 Preferred Stock	10/12/2022	10/12/2032	91,717	173	74	(13)
Onward Medical, N.V.	Warrants	Common Stock	6/28/2024	9/26/2034	165,338	340	376	(8) (13) (17) (22)
Route 92 Medical, Inc.	Warrants	Success fee	8/17/2021	8/17/2031	N/A	835	847	(13) (21)
SetPoint Medical Corporation	Warrants	Series B Preferred Stock	6/29/2021	6/29/2031	400,000	14	190	(13)
	Warrants	Series B Preferred Stock	12/29/2022	12/29/2032	600,000	74	285	(13)
VERO Biotech LLC	Warrants	Success fee	12/29/2020	12/29/2025	N/A	377	137	(13) (21)
	Total Healthcare Technology - 0.50%*					3,477	2,544

	Human Resource & Employment Services
CloudPay, Inc.	Warrants	Series B Preferred Stock	6/30/2020	6/30/2030	11,273	218	1,316	(5) (9) (13)
	Warrants	Series D Preferred Stock	8/17/2021	8/17/2031	3,502	52	83	(5) (9) (13)
	Warrants	Series D Preferred Stock	9/26/2022	9/26/2032	5,252	176	125	(5) (9) (13)
Snagajob.com, Inc.	Warrants	Series B-1 Preferred Stock	9/29/2021	9/29/2031	763,269	343	—	(13)
	Total Human Resource & Employment Services - 0.30%*					789	1,524

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

September 30, 2024

(In thousands, except share and per share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants
	Internet & Direct Marketing Retail
Madison Reed, Inc.	Warrants	Success fee	12/16/2022	N/A	N/A	209	177	(13) (21)
	Total Internet & Direct Marketing Retail - 0.03%*					209	177

	Internet Software and Services
Bombora, Inc.	Warrants	Common Stock	3/31/2021	3/31/2031	121,581	174	115	(13)
	Warrants	Common Stock	12/26/2023	12/26/2033	48,632	43	46	(13)
CarNow, Inc.	Warrants	Common Stock	3/22/2024	3/22/2034	200,000	2,400	2,720	(13)
Fidelis Cybersecurity, Inc.	Warrants	Common Stock	3/25/2022	3/25/2032	N/A	79	—	(13) (20)
INRIX, Inc.	Warrants	Common Stock	7/26/2019	7/26/2029	150,804	522	374	(13)
Longtail Ad Solutions, Inc. (dba JW Player)	Warrants	Common Stock	12/12/2019	12/12/2029	387,596	47	315	(13)
Skillshare, Inc.	Warrants	Success fee	11/8/2022	N/A	N/A	301	405	(13) (21)
Synack, Inc.	Warrants	Common Stock	12/29/2023	6/30/2032	116,908	147	175	(13)
	Total Internet Software and Services - 0.82%*					3,713	4,150

	Property & Casualty Insurance
Kin Insurance, Inc.	Warrants	Series D-3 Preferred Stock	9/26/2022	9/26/2032	41,576	302	322	(13)
	Warrants	Series D-3 Preferred Stock	5/5/2023	9/26/2032	11,549	69	89	(13)
	Warrants	Series D-3 Preferred Stock	8/25/2023	9/26/2032	9,239	55	72	(13)
	Total Property & Casualty Insurance - 0.10%*					426	483

	Specialized Consumer Services
AllClear ID, Inc.	Warrants	Common Stock	8/31/2017	8/31/2027	523,893	1,053	—	(13)
	Warrants	Common Stock	10/17/2018	8/31/2027	346,621	697	—	(13)
Credit Sesame, Inc.	Warrants	Common Stock	1/7/2020	1/7/2030	191,601	425	365	(13)
	Total Specialized Consumer Services - 0.07%*					2,175	365

	System Software
Dejero Labs Inc.	Warrants	Common Stock	5/31/2019	5/31/2029	333,621	192	279	(7) (9) (13)
Linxup, LLC	Warrants	Success fee	11/3/2023	11/3/2033	N/A	253	247	(13) (21)
Scale Computing, Inc.	Warrants	Common Stock	3/29/2019	3/29/2029	9,665,667	346	—	(13)
	Total System Software - 0.10%*					791	526

	Technology Hardware, Storage & Peripherals
RealWear, Inc.	Warrants	Series A Preferred Stock	10/5/2018	10/5/2028	112,451	136	180	(13)
	Warrants	Series A Preferred Stock	12/28/2018	12/28/2028	22,491	25	36	(13)
	Warrants	Series A Preferred Stock	6/27/2019	6/27/2029	123,894	381	166	(13)
	Total Technology Hardware, Storage & Peripherals - 0.08%*					542	382

Total Warrants - 3.20%*						23,930	16,209

Total Non-Control/Non-Affiliate Investments - 197.18%*						1,044,022	1,000,405

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

September 30, 2024

(In thousands, except share and per share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Affiliate Investments								(25)
Debt Investments
	Healthcare Technology
Gynesonics, Inc.	Senior Secured	SOFR+8.75%, 8.00% ceiling, 5.00% ETP	3/1/2023	11/30/2026	25,595	26,147	26,041	(11) (12)
	Total Healthcare Technology - 5.13%*					26,147	26,041

Total Debt Investments - 5.13%*						26,147	26,041

Equity Investments
	Application Software
Coginiti Corp	Equity	Common Stock	3/9/2020	N/A	1,040,160	4,551	104	(13)
	Total Application Software - 0.02%*					4,551	104

	Healthcare Technology
Gynesonics, Inc.	Equity	Series A-2 Preferred Stock	3/1/2023	N/A	3,266,668	25,000	23,969	(13) (29)
	Equity	Series A-1 Preferred Stock	10/24/2023	N/A	3,100,000	3,100	8,328	(13) (29)
	Total Healthcare Technology - 6.37%*					28,100	32,297

Total Equity Investments - 6.39%*						32,651	32,401

Warrants
	Application Software
Coginiti Corp	Warrants	Common Stock	3/9/2020	3/9/2030	811,770	—	79	(13)
	Total Application Software - 0.01%*					—	79

	Healthcare Technology
Gynesonics, Inc.	Warrants	Success fee	3/1/2023	3/1/2030	N/A	313	448	(13) (21)
	Total Healthcare Technology - 0.09%*					313	448

Total Warrants - 0.10%*						313	527

Total Affiliate Investments - 11.62%*						59,111	58,969

Control Investments								(26)
Equity Investments
	Data Processing & Outsourced Services
Pivot3, Inc.	Equity	Equity Interest	12/31/2023	N/A	N/A	950	1,198	(24)
	Total Data Processing & Outsourced Services - 0.24%*					950	1,198

	Multi-Sector Holdings
Runway-Cadma I LLC	Equity	Equity Interest	3/6/2024	N/A	N/A	5,600	5,528	(9)
	Total Multi-Sector Holdings - 1.09%*					5,600	5,528

Total Equity Investments - 1.33%*						6,550	6,726

Total Control Investments - 1.33%*						6,550	6,726

Total Investments - 210.13%*						$1,109,683	$1,066,100

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

September 30, 2024

(1)

Disclosures of interest rates on notes include cash interest rates and payment-in-kind ("PIK") interest rates, as applicable. Unless otherwise indicated, all of the Company's variable interest debt instruments bear interest at a rate determined by reference to the U.S. Prime Rate or the 1-month or 3-month Secured Overnight Financing Rate ("SOFR"). At September 30, 2024, the U.S. Prime Rate was 8.00%, the 1-Month SOFR was 4.85%, and the 3-Month SOFR was 4.59%.

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

(3)	Investments are held at Fair Value net of the Fair Value of Unfunded Commitments. Refer to "Note 8 – Commitments and Contingencies" for additional detail.
(4)	All portfolio companies are domiciled in the United States, unless otherwise noted.
(5)	Portfolio company is domiciled in the United Kingdom. Fair value of United-Kingdom-domiciled investments represents 0.33% of net assets.
(6)	Portfolio company is domiciled in Germany. Fair value of Germany-domiciled investments represents 7.26% of net assets.
(7)	Portfolio company is domiciled in Canada. Fair value of Canadian-domiciled investments represents 2.91% of net assets.
(8)	Portfolio company is domiciled in the Netherlands. Fair value of Dutch-domiciled investments represents 3.35% of net assets.
(9)

Investment is not a qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. The fair value of non-qualifying assets represents 7.05% of total assets as of September 30, 2024. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying assets until such time as it complies with the requirements of Section 55(a).

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

(26)	Control portfolio company, as defined under the 1940 Act, in which the Company owns more than 25% of the investment’s voting securities or has greater than 50% representation on its board.
(27)	Investment is on non-accrual status as of September 30, 2024 and is therefore considered non-income producing.
(28)	Sale of equity security is subject to a lock-up period until January 22, 2025.
(29)	Gynesonics, Inc. has the right of first refusal on sale of preferred stock.
*	Fair value as a percentage of net assets.

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

RUNWAY GROWTH FINANCE CORP.

 Consolidated Schedule of Investments – (continued)

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company	Investment Type	Investment Description(1),(2),(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Debt Investments
	Human Resource & Employment Services
CloudPay, Inc.	Senior Secured	PRIME+6.25%, 10.25% floor, 2.00% ETP	9/26/2022	8/17/2027	75,000	74,939	75,465	(5) (8) (10) (11)
Snagajob.com, Inc.	Senior Secured	SOFR+8.50% PIK, 9.00% floor, 2.75% ETP	9/29/2021	9/1/2025	40,825	41,170	36,541	(9) (10)
	Total Human Resource & Employment Services - 20.47%*					116,109	112,006

	Internet & Direct Marketing Retail
Madison Reed, Inc.	Senior Secured	PRIME+4.75%, 11.00% floor, 11.00% cash cap, 3.00% ETP	12/16/2022	12/16/2026	10,913	10,784	10,847	(9) (10) (11)
Marley Spoon SE	Senior Secured	SOFR+7.50%, 8.26% floor, 1.25% PIK	6/30/2021	6/15/2026	44,983	44,836	44,462	(6) (8) (9) (11)
	Total Internet & Direct Marketing Retail - 10.11%*					55,620	55,309

	Internet Software and Services
Bombora, Inc.	Senior Secured	SOFR+4.75%, 6.75% floor, 3.25% PIK, 0.96% ETP	12/26/2023	1/15/2028	28,000	27,879	27,879	(9) (10) (11)
Skillshare, Inc.	Senior Secured	SOFR+6.50%, 10.72% floor, 3.00% ETP	11/8/2022	11/8/2026	30,000	29,765	29,183	(10) (11)
Synack, Inc.	Senior Secured	SOFR+7.00%, 11.07% floor, 1.00% ETP	12/29/2023	12/29/2028	40,000	39,758	39,758	(10)
	Total Internet Software and Services - 17.70%*					97,402	96,820

	Property & Casualty Insurance
Kin Insurance, Inc.	Senior Secured	PRIME+6.25%, 12.50% floor, 3.00% ETP	9/26/2022	9/15/2026	75,000	74,877	74,767	(10) (11)
	Total Property & Casualty Insurance - 13.67%*					74,877	74,767

	System Software
3PL Central LLC (dba Extensiv)	Senior Secured	SOFR+4.50%, 6.50% floor, 2.50% PIK, 2.00% ETP	11/9/2022	11/9/2027	70,395	70,064	69,066	(9) (10) (11)
Linxup, LLC	Senior Secured	PRIME+3.25%, 11.75% floor, 2.25% ETP	11/3/2023	11/15/2027	30,000	29,490	29,490	(10) (11)
Dejero Labs Inc.	Second Lien	SOFR+8.00%, 8.50% floor, 2.00% PIK, 3.00% ETP	12/22/2021	12/22/2025	14,172	14,278	14,399	(7) (8) (9) (10) (11)
	Total System Software - 20.64%*					113,832	112,955

Total Debt Investments - 174.54%*						966,328	954,912
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
(8)

Investment is not a qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. The fair value of non-qualifying assets represents 12.63% of total assets as of December 31, 2023. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying assets until such time as it complies with the requirements of Section 55(a).

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

On October 25, 2021, the Company closed its initial public offering ("IPO"), issuing 6,850,000 shares of its common stock at a public offering price of $14.60 per share. Net of underwriting fees and offering costs, the Company received net proceeds of $93.0 million. The Company's common stock began trading on the Nasdaq Global Select Market LLC ("NASDAQ") on October 21, 2021, under the symbol “RWAY”.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited consolidated financial statements of the Company are prepared on the accrual basis of accounting in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and pursuant to the requirements for reporting on Form 10‑Q and in compliance with Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is an investment company following the specialized accounting and reporting guidance specified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies.

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

The Company’s consolidated operations include the activities of its wholly owned subsidiary, P3 Holdco LLC ("P3 Holdco") and P3 Holdco’s wholly owned subsidiary Pivot3, Inc. The subsidiaries are consolidated and included in the Company’s consolidated financial statements and the assets of Pivot3, Inc. are recorded at fair value. All intercompany balances and transactions have been eliminated. Refer to the Schedule of Investments for the Company’s equity interest in Pivot3, Inc. as of September 30, 2024 and December 31, 2023.

Transfers of Financial Assets

The Company follows the guidance in ASC 860, Transfers and Servicing ("ASC 860"), when accounting for transferred financial assets such as debt and equity assignments. Such guidance requires an assignment to meet the definition of a "participating interest", as defined in the guidance, and the following conditions to be met in order for sale treatment to be allowed:

•
assigned investments have been isolated from the Company and put presumptively beyond the reach of the Company and its creditors, even in bankruptcy or other receivership;
•
each participant has the right to pledge or exchange the assigned investments it received, and no condition both constrains the participant from taking advantage of its right to pledge or exchange and provides more than a trivial benefit to the Company; and
•
the Company, its consolidated affiliates or its agents do not maintain effective control over the assigned investments through either: (i) an agreement that entitles and/or obligates the Company to repurchase or redeem the assets before maturity, or (ii) the ability to unilaterally cause the holder to return the specific assets, other than through a cleanup call.

Assignments and other partial debt or equity sales that do not meet the definition of a participating interest or the above conditions, should remain on the Company's Consolidated Statements of Assets and Liabilities and the proceeds recorded as a secured borrowing until the definition is met.

Runway-Cadma I LLC

As announced on March 7, 2024, effective March 6, 2024, the Company entered into a joint venture agreement with Cadma Capital Partners LLC ("Cadma") to create and co-manage Runway-Cadma I LLC (“Runway-Cadma LLC” or the “JV”). The JV may invest in secured loans to growth-stage companies that have been originated by the Company. The Company and Cadma have equal ownership of the JV and each committed to provide $35.0 million of the total $70.0 million in equity capital. All portfolio decisions and generally all other actions in respect of the JV must be approved by the board of managers of the JV, consisting of an equal number of representatives of the Company and Cadma. Capital contributions are called from the Company and Cadma on a pro-rata basis based on their total capital commitments. For more information, refer to "Note 3 – Related Parties."

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of income and expense during the reporting period. Changes in the economic and regulatory environment, financial markets, the credit worthiness of the Company's portfolio companies, and any other parameters used in determining these estimates and assumptions could cause actual results to differ from these estimates and assumptions.

Cash and Cash Equivalents

Cash consists solely of funds deposited with financial institutions, while cash equivalents consist of short-term liquid investments in money market funds. Cash and cash equivalents are carried at cost, which approximates fair value. As of September 30, 2024, $3.0 million was invested in money market funds. As of December 31, 2023, the Company did not have any cash invested in money market funds. Interest earned in money market funds are recorded in "Other income" on the Consolidated Statements of Operations.

Debt and Deferred Financing Costs

The debt of the Company is carried at amortized cost on the Consolidated Statements of Assets and Liabilities, which is comprised of the principal amount borrowed, net of unamortized debt financing costs. Debt financing costs ("DFC") are fees and other direct incremental costs incurred by the Company in relation to debt financing and are amortized over the life of the related debt instrument or the life of the cost respective service, if shorter, using the straight-line method, which closely approximates the effective yield method. Amortization of such debt financing costs and interest expense on the outstanding principal balance are recorded in "Interest and other debt financing expenses" on the Consolidated Statements of Operations. Debt financing costs that have not yet been amortized are recorded as "Unamortized deferred financing costs" on the Consolidated Statements of Assets and Liabilities. To the extent there are no outstanding borrowings, the deferred financing costs are presented as an asset on the Consolidated Statements of Assets and Liabilities. Accrued but unpaid interest is included within "Interest payable" on the Consolidated Statements of Assets and Liabilities. For more information, refer to “Note 7 – Borrowings.”

Segments

The Company lends to and invests in portfolio companies in various industries. The Company separately evaluates the performance of each of its lending and investment relationships. However, because each of these loan and investment relationships has similar business and economic characteristics, they have been aggregated into a single reportable segment. All applicable segment disclosures are included in or can be derived from the Company’s consolidated financial statements.

Investment Transactions and Related Investment Income

The Company’s investment portfolio generates interest, fee, and dividend income. The Company records interest income on an accrual basis, recognizing income as earned in accordance with the contractual terms of the loan agreement, to the extent that such amounts are expected to be collected. The cost of each debt investment is adjusted for any discounts, premiums, upfront fees, and carve-outs representing the value of detachable equity, warrants, or another asset obtained in conjunction with the acquisition of debt investments (collectively "OID"), as well as any contractual end of term payments ("ETP"). The OID and ETP are capitalized into the adjusted cost basis and recorded as interest income over the term of the loan as a yield enhancement following the effective interest method. Upon prepayment of a debt investment, any unamortized OID and ETP is recorded as interest income and any prepayment penalties are recorded as fee income. Upon amending terms of an existing investment, any amendment fees charged are recorded as fee income.

The Company currently holds, and expects to hold in the future, some investments in its portfolio with payment-in-kind ("PIK") interest provisions. PIK interest is computed at the contractual rate specified in each loan agreement and is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income to the extent the amounts are expected to be collected. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount of income the Company is required to distribute to stockholders to maintain its qualification as a RIC for U.S. federal income tax purposes, even though the Company has not yet collected the cash. For the three and nine months ended September 30, 2024, approximately 7.5% and 8.4%, respectively, of the Company’s total investment income was attributable to non-cash PIK interest. For the three and nine months ended September 30, 2023, approximately 11.9% and 12.3%, respectively, of the Company’s total investment income was attributable to non-cash PIK interest.

Dividend income is recorded on an accrual basis to the extent that such amounts are payable and expected to be collected. Dividend income is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Interest income, if any, adjusted for amortization of market premium and accretion of OID, is recorded on an accrual basis to the extent that the Company expects to collect such amounts.

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

Non-Accrual Investments

Debt investments are placed on non-accrual status when principal, interest, and other obligations become materially past due or when it is probable that principal, interest, or other obligations will not be collected in full. At the point of non-accrual, the Company will cease recognizing interest income on the debt investment until all principal and interest due have been paid or the Company believes the borrower has demonstrated the ability to repay its current and future contractual obligations. Additionally, any OID and ETP associated with the debt investment is no longer accreted to interest income as of the date the loan is placed on non-accrual status. Any payments received on non-accrual loans are first applied to principal prior to recovery of any foregone interest or end of term payment fees. Non-accrual loans are restored to accrual status when past due principal or interest are paid, and, in management’s judgment are likely to remain current. The Company may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection such that the Company will be made whole on the investment, inclusive of interest and end of term payment fees.

As of September 30, 2024, the Company had two senior secured term loans on non-accrual status; one loan to Mingle Healthcare Solutions, Inc. with a cost basis of $5.0 million and a fair value of $2.6 million, and one loan to Snagajob, Inc., with a cost basis of $42.7 million and a fair value of $37.3 million. As of September 30, 2024, the non-accrual loans represented 3.7% of the Company’s total investment portfolio at fair value. From being placed on non-accrual status through September 30, 2024, cumulative interest of $0.5 million would be receivable from Mingle Healthcare Solutions, Inc. and not recorded in "Interest income" on the Consolidated Statements of Operations. From being placed on non-accrual status through September 30, 2024, cumulative interest of $3.4 million would be receivable from Snagajob, Inc. and $0.2 million OID and ETP would be accreted into the cost basis, for a total of $3.6 million not recorded in "Interest income" on the Consolidated Statements of Operations. As of December 31, 2023, the Company did not have any loans on non-accrual status. As of September 30, 2024, the Company had reversed interest income of $0.3 million related to the senior secured term loans on non-accrual status. As of December 31, 2023, the Company had not reversed any accrued and uncollected interest income related to the senior secured term loans on non-accrual status.

Current Expected Credit Losses

The Company measures current expected credit losses (“CECL”) for financial instruments held at amortized cost based on ASC 326, Financial Instruments – Credit Losses (“ASC 326”). The Company adopted ASC 326 on January 1, 2020. ASC 326 introduces a new allowance for credit losses methodology and requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL methodology utilizes a lifetime “expected credit loss” methodology for the recognition of credit losses for receivables and loans subject to CECL at the time the financial asset is originated or based on historical experience and current conditions, as well as reasonable and supportable forecasts incorporating forward-looking information. The allowance for credit losses (the “CECL Reserve”) required under ASC 326 is deducted from the respective financial asset's amortized cost basis on the Company’s Consolidated Statements of Assets and Liabilities. The expected credit losses are adjusted each period for changes in expected lifetime credit losses through a provision for current expected credit losses recognized on the Consolidated Statements of Operations. As permitted by ASC 326, the Company has elected not to measure an allowance for credit losses on accrued interest receivable, but rather write off in a timely manner by reversing interest income that would likely be uncollectible.

As of September 30, 2024 and December 31, 2023, the amortized cost basis of financial assets subject to CECL recorded within "Interest and fees receivable" on the Consolidated Statements of Assets and Liabilities was $0.4 million and $2.3 million, respectively. As of September 30, 2024 and December 31, 2023, the Company's interest receivable excluded from the amortized cost basis of financial assets subject to CECL was $5.5 million and $6.0 million, respectively. As of September 30, 2024 and December 31, 2023, the Company recorded a CECL reserve within "Interest and fees receivable" on the Consolidated Statements of Assets and Liabilities of $0.2 million, and $0, respectively.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, a financial instrument’s level within the fair value hierarchy is based on the lowest level of observable or unobservable input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the instrument.

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

The Company’s investments are primarily loans made to and equity and warrants of small companies with potential for fast growth focused in technology, healthcare, business services, and other high-growth industries. These investments are considered Level 3 assets under ASC Topic 820 because there are no known or accessible market or market indices for these types of debt and equity instruments and, thus, RGC’s senior investment team must estimate the fair value of these investment securities based on models utilizing unobservable inputs.

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

Debt Investments

To determine the fair value of the Company’s debt investments, the Company compares the cost basis of the debt investment, which includes OID and ETP, to the resulting fair value determined using a discounted cash flow model, unless another model is more appropriate based on the circumstances at the measurement date. The discounted cash flow approach entails analyzing the interest rate spreads for recently completed financing transactions that are similar in nature to the Company’s investments, in order to determine a comparable range of effective market interest rates for its investments. The range of interest rate spreads utilized is based on borrowers with similar credit profiles. All remaining expected cash flows of the investment are discounted using this range of interest rates to determine a range of fair values for the debt investment.

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

Under certain circumstances, the Company may use an alternative technique to value debt investments that better reflects the fair value of the investment, such as the price paid or realized in a recently completed transaction or a binding offer received in an arms-length transaction, the use of multiple probability-weighted cash flow models when the expected future cash flows contain elements of variability or estimates of proceeds that would be received in a liquidation scenario.

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

Success fees are valued utilizing a scenario analysis. Fair value is determined based on the potential success fee proceeds under varied timing of liquidity events during the life of the success fee agreement. At each potential exit scenario, a probability is ascribed based on the current expectations of an exit event for the portfolio company. The probability weighted value at each respective exit date is discounted to a present value and summed together to arrive at the fair value.

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

Investments Denominated in Foreign Currency

At each balance sheet date, portfolio company investments denominated in foreign currencies are translated into U.S. dollars using the spot exchange rate on the last business day of the period. Purchases and sales of foreign portfolio company investments, and any income from such investments, are translated into U.S. dollars using the rates of exchange prevailing on the respective dates of such transactions. As of September 30, 2024, the Company had two investments denominated in a foreign currency. As of December 31, 2023, the Company held one investment denominated in a foreign currency.

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

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted-average number of common shares outstanding for the period presented. For the three and nine months ended September 30, 2024 and 2023, basic and diluted earnings (loss) per share of common stock were the same because there were no potentially dilutive securities outstanding. Per share data is based on the weighted-average shares outstanding.

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

Offering costs related to the Second Private Offering (as defined in "Note 9 – Net Assets") were accumulated and charged to additional paid in capital at the time of each closing beginning in 2019. These offering costs related to the Second Private Offering, exclusive of placement agent fees, were subject to a cap of $0.6 million. At the completion of the Second Private Offering, the Company had accumulated and recorded $0.7 million in offering costs and $0.2 million in placement agent fees related to the Second Private Offering. Under the terms of the Second Private Offering, offering costs in excess of $0.6 million, excluding placement agent fees, were reimbursed by RGC.

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

For the three and nine months ended September 30, 2024, RGC earned base management fees at a rate of 1.50% per annum, amounting to $3.9 million and $11.8 million, respectively. For the three and nine months ended September 30, 2023, RGC earned base management fees at a rate of 1.50% per annum, amounting to $4.3 million and $12.6 million, respectively.

Incentive Fee

The incentive fee, which provides RGC with a share of the income that RGC generates for the Company, consists of an investment-income component and a capital-gains component, which are largely independent of each other, with the result that one component may be payable even if the other is not.

Under the investment-income component (the “Income Incentive Fee”), the Company pays RGC each quarter an incentive fee with respect to the Company’s pre-incentive fee net investment income ("Pre-Incentive Fee NII"). The Income Incentive Fee is calculated and payable quarterly in arrears based on the Pre-Incentive Fee NII for the immediately preceding fiscal quarter. Payments based on Pre-Incentive Fee NII will be based on the Pre-Incentive Fee NII earned for the quarter. For this purpose, Pre-Incentive Fee NII means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial and consulting fees or other fees that the Company receives from portfolio companies) accrued by the Company during the fiscal quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the amended and restated administration agreement with the Administrator, and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee NII includes, in the case of investments with a deferred interest feature (such as OID and ETP accretion, debt instruments with PIK interest and zero coupon securities), accrued income the Company has not yet received in cash; provided, however, that the portion of the Income Incentive Fee attributable to deferred interest features will be paid, only if and to the extent received in cash, and any accrual thereof will be reversed if and to the extent such interest is reversed in connection with any write off or similar treatment of the investment giving rise to any deferred interest accrual, applied in each case in the order such interest was accrued. Such subsequent payments in respect of previously accrued income will not reduce the amounts payable for any quarter pursuant to the calculation of the Income Incentive Fee described above. Pre-Incentive Fee NII does not include any realized or unrealized capital gains (losses).

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

For the three and nine months ended September 30, 2024, RGC earned incentive fees of $4.0 million and $12.3 million, respectively; $3.1 million and $9.6 million of which were payable in cash, respectively, and $0.9 million and $2.6 million were accrued and generated from deferred interest, respectively. For the three and nine months ended September 30, 2023, RGC earned incentive fees of $5.5 million and $15.0 million, respectively; of which $4.3 million and $11.6 million were payable in cash, respectively, and $1.2 million and $3.4 million were accrued and generated from deferred interest, respectively. All incentive fees accrued and generated from deferred interest (i.e., PIK and certain ETP accretion) are not payable until receipt of associated cash by the Company, at which time the incentive fees are recategorized from deferred incentive fees payable to cash incentive fees payable. All figures presented for the three and nine months ended September 30, 2024 and 2023 are net of such recategorizations during the respective period.

As of September 30, 2024, $3.1 million were payable in cash, and $11.8 million were deferred incentive fees payable, both of which are included in Incentive fees payable on the Statements of Assets and Liabilities. As of December 31, 2023, $3.3 million of incentive fees payable were payable in cash, and $9.2 million were deferred incentive fees payable, both of which are included in Incentive fees payable on the Consolidated Statements of Assets and Liabilities.

The capital gains incentive fee consists of fees related to realized gains and losses and unrealized capital losses. With respect to the incentive fee expense accrual related to the capital gains incentive fee, U.S. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized gains in the calculation, as a capital gains incentive fee would be payable if such unrealized gains were realized even though such unrealized gains are not permitted to be considered in calculating the fee actually payable under the Advisory Agreement. As of each of September 30, 2024 and December 31, 2023, there was no capital gains incentive fee accrued, earned or payable to RGC under the Advisory Agreement.

Spin-Off Incentive Fee

The Income Incentive Fee will be payable in connection with a Public Fund Spin-Off as follows. The Income Incentive Fee will be calculated as of the date of the completion of each Public Fund Spin-Off and will equal the amount of Income Incentive Fee that would be payable to RGC if (1) all of the Company’s investments were liquidated for their current value and any unamortized deferred portfolio investment-related fees would be deemed accelerated, (2) the proceeds from such liquidation were used to pay all of the Company’s outstanding liabilities, and (3) the remainder were distributed to the Company’s stockholders and paid as incentive fee in accordance with the Income Incentive Fee described in clauses (1) and (2) above for determining the amount of the Income Incentive Fee; provided, however, that in no event will the Income Incentive Fee paid in connection with the completion of the Public Fund Spin-Off (x) include the portion of the Income Incentive Fee attributable to deferred interest features of a particular investment that is not transferred pursuant to the Public Fund Spin-Off until such time as the deferred interest is received in cash, or (y) exceed 20.0% of the Company’s Pre-Incentive Fee NII accrued by the Company for the fiscal quarter as of the date of the completion of the Public Fund Spin-Off. The Company will make the payment of the Income Incentive Fee paid in connection with the completion of the Public Fund Spin-Off in cash on or immediately following the date of the completion of the Public Fund Spin-Off. After the Public Fund Spin-Off, all calculations relating to the incentive fee payable will be made beginning on the day immediately following the completion of the Public Fund Spin-Off without taking into account the exchanged shares of the Company’s common stock (or contributions, distributions or proceeds relating thereto).

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

Administration Agreement

The Company reimburses the Administrator for the allocable portion of overhead expenses incurred by the Administrator in performing its obligations under the amended and restated administration agreement with the Administrator (the “Administration Agreement,”) including furnishing the Company with office facilities, equipment and clerical, bookkeeping and recordkeeping services at such facilities, as well as providing other administrative services. In addition, the Company reimburses the Administrator for the fees and expenses associated with performing compliance functions, and the Company’s allocable portion of the compensation of the Company’s Chief Financial Officer, Chief Compliance Officer and their respective support staff, as well as any expenses paid by the Administrator on the Company's behalf.

For the three months ended September 30, 2024, the Company incurred $0.4 million of Administration Agreement expenses, of which $0.1 million was a third-party administrator expense and $0.3 million was overhead allocation expense, which are included in Administration agreement expenses on the Consolidated Statements of Operations. For the three months ended September 30, 2023, the Company incurred $0.4 million of Administration Agreement expenses, of which $0.1 million was payable to a third-party administrator and $0.3 million was overhead allocation expense.

For the nine months ended September 30, 2024, the Company incurred $1.5 million of Administration Agreement expenses, of which $0.5 million was a third-party administrator expense and $1.0 million was overhead allocation expense, which are included in Administration agreement expenses on the Consolidated Statements of Operations. For the nine months ended September 30, 2023, the Company incurred $1.6 million of Administration Agreement expenses, of which $0.7 million was payable to a third-party administrator and $0.9 million was overhead allocation expense.

As of September 30, 2024, the Company had accrued a net payable to the Administrator of $0.4 million and a payable to the third-party administrator of $0.2 million, which are included in Accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities. As of December 31, 2023, the Company had accrued a net payable to the Administrator of $0.4 million and a payable to the third-party administrator of $0.2 million.

License Agreement

The Company has entered into a license agreement with RGC (the “License Agreement”) pursuant to which RGC has granted the Company a personal, non-exclusive, royalty-free right and license to use the name “Runway Growth Finance.” Under the License Agreement, the Company has the right to use the “Runway Growth Finance” name, so long as RGC or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company has no legal right to the “Runway Growth Finance” name.

Runway-Cadma I LLC

In March 2024, the Company entered into a joint venture agreement with Cadma to create and co-manage Runway-Cadma LLC, also referred to as the JV. The Company paid $0.6 million of expenses in connection with the formation of JV, for which the JV reimbursed the Company in full during the nine months ended September 30, 2024. The JV entered into a senior secured revolving credit facility with Apollo Capital Management, L.P ("Apollo Credit Facility"), which provided the JV with a $40.0 million commitment, subject to borrowing base requirements. The Apollo Credit Facility is non-recourse to the Company and bears interest at three-month SOFR plus 4.15%. As of September 30, 2024, the JV has not drawn on the available commitment in the Apollo Credit Facility.

During the three and nine months ended September 30, 2024, the Company contributed $5.0 million and $5.6 million, respectively, of equity capital to the JV. As of September 30, 2024 , the Company's unfunded commitment to the JV was $29.4 million, and there were no receivables or payables between the Company and the JV as of September 30, 2024. The JV was not yet formed as of December 31, 2023, therefore there were no unfunded commitments, receivables nor payables.

As of September 30, 2024 and December 31, 2023, the fair value of the Company's equity interest in the JV was $5.5 million and $0, respectively. As of September 30, 2024 and December 31, 2023, the JV had the following contributed capital and unfunded commitments from its members (in thousands):

	September 30, 2024	December 31, 2023
Total contributed capital by Runway Growth Finance Corp.	$5,600	$—
Total contributed capital by all members	11,200	—
Total unfunded commitments by Runway Growth Finance Corp.	29,400	—
Total unfunded commitments by all members	58,800	—

On August 14, 2024, the Company assigned: (i) $10.0 million of its debt investment in Airship Group, Inc. and (ii) 107,296 shares of its warrant for Series F Preferred Stock of Airship Group, Inc., to Runway-Cadma I LLC, for an aggregate purchase price of $9.9 million, net of upfront fees. In accordance with ACS 860, this transaction met the criteria for a sale. As of September 30, 2024, the JV had one debt investment with a fair value of $9.9 million and one equity investment with a fair value of $0.1 million.

Strategic Relationship

In December 2016, the Company and RGC entered into a strategic relationship with Oaktree Capital Management, L.P (“Oaktree”). In connection with the strategic relationship, OCM Growth Holdings ("OCM Growth"), an affiliate of Oaktree, purchased an aggregate of 14,571,334 shares of the Company's common stock for an aggregate purchase price of $219.3 million in the Company's Initial Private Offering and Second Private Offering. As of September 30, 2024, OCM Growth owned 10,779,668 shares, or approximately 28% of the Company's outstanding shares. Pursuant to an irrevocable proxy, certain shares held by OCM Growth must be voted in the same proportion that the Company's other stockholders vote their shares. Of the 10,779,668 shares of the Company’s common stock owned by OCM Growth, 10,294,926 shares, or approximately 27% of the Company’s outstanding shares, are subject to this proxy voting arrangement.

In connection with OCM Growth’s commitment, the Company entered into a stockholder agreement, dated December 15, 2016, with OCM Growth, pursuant to which OCM Growth has a right to nominate a member of the Board of Directors for election for so long as OCM Growth holds shares of the Company’s common stock in an amount equal to, in the aggregate, at least one-third (33%) of OCM Growth’s initial $125.0 million capital commitment. Gregory M. Share, Managing Director of Oaktree's Global Opportunities Group in Los Angeles, serves on the Board of Directors as OCM Growth’s director nominee and is considered an interested director. OCM Growth also holds a minority interest in RGC and has the right to appoint a member of RGC’s board of managers and a member of RGC’s investment committee. Mr. Share is OCM Growth’s appointee to RGC’s board of managers. Nicholas Basso, Managing Director of Oaktree's Opportunities Group in Los Angeles, is OCM Growth’s appointee to RGC’s investment committee.

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

The Company’s affiliate and control investments as of September 30, 2024, along with the transactions during the nine months ended September 30, 2024, are as follows (in thousands):

		For the Nine Months Ended September 30, 2024
Portfolio Company	Investment Description	Investment Income Earned 2024	Fair Value as of December 31, 2023	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Gain (Loss)	Fair Value as of September 30, 2024(3)
Affiliate Investments
Debt Investments
Gynesonics, Inc. - Senior Secured	SOFR+8.75%, 8.00% ceiling, 5.00% ETP, due 11/30/2026	$1,808	$23,586	$250	$—	$—	$2,205	$26,041
Total Debt Investments		1,808	23,586	250	—	—	2,205	26,041

Equity Investments
Coginiti Corp - Equity	Common Stock	—	856	—	—	—	(752)	104
Gynesonics, Inc. - Equity	Series A-2 Preferred Stock	—	21,461	—	—	—	2,508	23,969
	Series A-1 Preferred Stock	—	4,577	—	—	—	3,751	8,328
Total Equity Investments		—	26,894	—	—	—	5,507	32,401
Warrants
Coginiti Corp - Warrants	Common Stock	—	663	—	—	—	(584)	79
Gynesonics, Inc. - Warrants	Success fee	—	313	—	—	—	135	448
Total Warrants		—	976	—	—	—	(449)	527
Total Affiliate Investments		$1,808	$51,456	$250	$—	$—	$7,263	$58,969
Control Investments
Equity Investments
Pivot3, Inc. - Equity	Equity Interest	—	950	—	—	—	248	1,198
Runway-Cadma I LLC - Equity	Equity Interest	—	—	5,600	—	—	(72)	5,528
Total Equity Investments		—	950	5,600	—	—	176	6,726
Total Control Investments		$—	$950	$5,600	$—	$—	$176	$6,726

(1)
Gross additions include increases in the basis of investments resulting from new portfolio investments, PIK interest, accretion of OID and ETP, the exchange of one or more existing investments for one or more new investments and the movement of an existing portfolio company into this category from a different category.
(2)
Gross reductions include decreases in the basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing investments for one or more new investments and the movement of an existing portfolio company out of this category into a different category.
(3)
All investments in the portfolio companies, which as of September 30, 2024, represented 12.95% of the Company’s net assets, may be deemed to be restricted securities under the Securities Act, and were valued at fair value as determined in good faith by the Company’s Board of Directors.

The Company’s affiliate and control investments as of December 31, 2023, along with the transactions during the year ended December 31, 2023, are as follows (in thousands):

		For the Year Ended December 31, 2023
		Investment Income Earned 2023	Fair Value as of December 31, 2022	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Gain (Loss)	Fair Value as of December 31, 2023(3)
Portfolio Company	Investment Description
Affiliate Investments
Debt Investments
Gynesonics, Inc. - Senior Secured	SOFR+8.75%, 8.00% ceiling, 5.00% ETP, due 11/30/2026	$2,105	$—	$25,897	$—	$—	$(2,311)	$23,586
Total Debt Investments		2,105	—	25,897	—	—	(2,311)	23,586

Equity Investments
Coginiti Corp - Equity	Common Stock	—	1,174	—	—	—	(318)	856
Gynesonics, Inc. - Equity	Series A-2 Preferred Stock	—	—	25,000	—	—	(3,539)	21,461
	Series A-1 Preferred Stock	—	—	3,100	—	—	1,477	4,577
Total Equity Investments		—	1,174	28,100	—	—	(2,380)	26,894
Warrants
Coginiti Corp - Warrants	Common Stock	—	910	—	—	—	(247)	663
Gynesonics, Inc. - Warrants	Success fee	—	—	313	—	—	—	313
Total Warrants		—	910	313	—	—	(247)	976
Total Affiliate Investments		$2,105	$2,084	$54,310	$—	$—	$(4,938)	$51,456
Control Investments
Debt Investments
Pivot3, Inc. - Senior Secured	LIBOR+8.50% PIK, 11.00% floor, 4.00% ETP, due 10/15/2023	—	9,290	—	(2,158)	(17,014)	9,882	—
Total Debt Investments		—	9,290	—	(2,158)	(17,014)	9,882	—

Equity Investments
Pivot3, Inc. - Equity	Equity Interest	—	—	950	—	—	—	950
Total Equity Investments		—	—	950	—	—	—	950
Total Control Investments		$—	$9,290	$950	$(2,158)	$(17,014)	$9,882	$950

(1)
Gross additions include increases in the basis of investments resulting from new portfolio investments, PIK interest, accretion of OID and ETP, the exchange of one or more existing investments for one or more new investments and the movement of an existing portfolio company into this category from a different category.
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

Portfolio Composition

The following table shows the fair value of the Company's portfolio of investments, excluding U.S. Treasury Bills, by geographic region as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
Geographic Region	Investments at Fair Value	Percentage of Net Assets	Investments at Fair Value	Percentage of Net Assets
United States
Western United States	$441,234	86.97%	$404,541	73.94%
Northeastern United States	220,654	43.49	239,444	43.77
Midwestern United States	146,613	28.90	130,784	23.91
South Central United States	89,313	17.60	87,814	16.05
Northwestern United States	71,598	14.11	25,514	4.66
Southeastern United States	20,898	4.12	820	0.15
Runway-Cadma I LLC(1)	5,528	1.09	—	—
Total United States	995,838	196.28	888,917	162.48

United Kingdom	1,663	0.33	76,839	14.05
Germany	36,813	7.26	44,587	8.15
Netherlands	17,006	3.35	—	—
Canada	14,780	2.91	14,667	2.68
Total	$1,066,100	210.13%	$1,025,010	187.36%
(1)
Runway-Cadma I LLC is a joint venture between the Company and Cadma. This entity invests in secured loans to growth-stage companies that have been originated by the Company. See “Note 2 – Summary of Significant Accounting Policies” for further discussion.

The following table shows the fair value of the Company's portfolio of investments, excluding U.S. Treasury Bills, by industry as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
Industry	Investments at Fair Value	Percentage of Net Assets	Investments at Fair Value	Percentage of Net Assets
Application Software	$241,760	47.65%	$200,645	36.67%
Healthcare Technology	208,941	41.18	182,200	33.30
Internet Software and Services	158,858	31.31	98,462	18.00
System Software	114,916	22.65	113,517	20.74
Data Processing & Outsourced Services	109,660	21.61	106,785	19.52
Property & Casualty Insurance	76,608	15.10	75,205	13.75
Internet & Direct Marketing Retail	53,200	10.48	55,588	10.16
Human Resource & Employment Services	38,849	7.66	114,602	20.95
Electronic Equipment & Instruments	33,222	6.55	27,535	5.04
Healthcare Equipment	15,388	3.04	15,524	2.83
Asset Management & Custody Banks	8,195	1.62	8,021	1.47
Multi-Sector Holdings(1)	5,528	1.09	—	—
Technology Hardware, Storage & Peripherals	462	0.10	570	0.10
Specialized Consumer Services	365	0.07	373	0.07
Advertising	139	0.02	136	0.03
Biotechnology	9	—	51	0.01
Education Services	—	—	25,796	4.72
Total	$1,066,100	210.13%	$1,025,010	187.36%
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

Warrants provide exposure and potential gains upon increases in the portfolio company’s equity value. A warrant has a limited life and expires on a certain date. As a warrant’s expiration date approaches, the time value of the warrant will decline. In addition, if the stock underlying the warrant declines in price, the intrinsic value of an “in the money” warrant will decline. Further, if the price of the stock underlying the warrant does not exceed the strike price of the warrant on the expiration date, the warrant will expire worthless. As a result, there is the potential for the entire value of an investment in a warrant to be lost. The Company’s volume of warrant investment activity is closely correlated to its primary senior secured loans to portfolio companies. For the three and nine months ended September 30, 2024, the Company had no realized gains or losses on investments in warrants and a net unrealized gain of $0.9 million and $0.1 million, respectively, from its investments in warrants. For the three months ended September 30, 2023, the Company had no realized gains or losses from its investments in warrants. For the nine months ended September 30, 2023, the Company had a realized loss of $1.2 million from its investments in warrants. For the three and nine months ended September 30, 2023, the Company had a net unrealized loss of $0.5 million and a net unrealized loss of $3.1 million, respectively, from its investments in warrants. Realized gains and losses from warrants are included in the respective control, affiliate, or non-control/non-affiliate "Net realized gain (loss) on investments" on the Consolidated Statements of Operations. Unrealized gains and losses from investments in warrants is included in the respective control, affiliate, or non-control/non-affiliate "Net change in unrealized gain (loss) on investments" on the Consolidated Statements of Operations.

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of September 30, 2024 and December 31, 2023 (in thousands):

	As of September 30, 2024
	Level 1	Level 2	Level 3	Measured at Net Asset Value(1)	Total
Portfolio Investments
Senior Secured Term Loans	$—	$—	$989,385	$—	$989,385
Second Lien Term Loans	—	—	14,501	—	14,501
Convertible Note	—	—	—	—	-
Preferred Stock	5,526	—	32,672	—	38,198
Common Stock	435	—	119	—	554
Equity Interest	—	—	1,198	5,528	6,726
Warrants	—	402	16,334	—	16,736
Total Portfolio Investments	5,961	402	1,054,209	5,528	1,066,100
Cash equivalents	3,010	—	—	—	3,010
Total	$8,971	$402	$1,054,209	$5,528	$1,069,110

	As of December 31, 2023
	Level 1	Level 2	Level 3	Measured at Net Asset Value(1)	Total
Portfolio Investments
Senior Secured Term Loans	$—	$—	$964,099	$—	$964,099
Second Lien Term Loans	—	—	14,399	—	14,399
Convertible Note	—	—	1,357	—	1,357
Preferred Stock	3,553	—	26,285	—	29,838
Common Stock	548	—	872	—	1,420
Equity Interest	—	—	950	—	950
Warrants	—	109	12,838	—	12,947
Total Portfolio Investments	4,101	109	1,020,800	—	1,025,010
U.S. Treasury Bill	—	41,999	—	—	41,999
Total	$4,101	$42,108	$1,020,800	$—	$1,067,009
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

The following table presents a rollforward of Level 3 assets measured at fair value as of September 30, 2024 (in thousands):

	Senior Secured Term Loans	Second Lien Term Loans	Convertible Notes	Preferred Stock	Common Stock	Equity Interest	Warrants	Total
Fair value at December 31, 2023	$964,099	$14,399	$1,357	$26,285	$872	$950	$12,838	$1,020,800
Transfers in (out) of Level 3	—	—	—	—	—	—	(51)	(51)
Purchases of investments(1)	164,321	—	339	—	—	—	3,429	168,089
PIK interest	9,364	218	—	—	—	—	—	9,582
Sales or prepayments of investments(1)	(144,575)	—	—	—	—	—	(86)	(144,661)
Scheduled principal repayments of investments	(2,380)	—	—	—	—	—	—	(2,380)
Amortization of fixed income premiums or accretion of discounts and ETP	8,184	94	—	—	—	—	—	8,278
Net realized gain (loss)	—	—	—	—	—	—	—	—
Net change in unrealized gain (loss)	(9,628)	(210)	(1,696)	6,387	(753)	248	204	(5,448)
Fair value at September 30, 2024	$989,385	$14,501	$—	$32,672	$119	$1,198	$16,334	$1,054,209
Net change in unrealized gain (loss) on Level 3 investments still held as of September 30, 2024	$(9,007)	$(210)	$(1,696)	$6,387	$(753)	$248	$203	$(4,828)
(1)
Net of reorganization and restructuring of investments.

The following table presents a rollforward of Level 3 assets measured at fair value as of September 30, 2023 (in thousands):

	Senior Secured Term Loans	Second Lien Term Loans	Preferred Stock	Common Stock	Warrants	Total
Fair value at December 31, 2022	$1,080,121	$13,654	$347	$1,174	$16,650	$1,111,946
Transfers in (out) of Level 3	—	—	—	—	(891)	(891)
Purchases of investments(1)	78,611	—	25,000	—	1,506	105,117
PIK interest	14,895	439	—	—	—	15,334
Sales or prepayments of investments	(225,671)	—	—	—	—	(225,671)
Scheduled repayments of investments	(7,046)	—	—	—	—	(7,046)
Amortization of fixed income premiums or accretion of discounts and ETP	7,221	85	—	—	—	7,306
Net realized gain (loss)	—	—	—	—	(1,178)	(1,178)
Net change in unrealized gain (loss)	(616)	—	(3,308)	(288)	(2,271)	(6,483)
Fair Value at September 30, 2023	$947,515	$14,178	$22,039	$886	$13,816	$998,434
Net change in unrealized gain (loss) on Level 3 investments still held as of September 30, 2023	$(1,207)	$—	$(3,308)	$(286)	$(3,565)	$(8,366)
(1)
Net of reorganization and restructuring of investments.

The following table provides quantitative information regarding Level 3 fair value measurements as of September 30, 2024 (in thousands):

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Senior Secured Term Loans(1)	$929,417	Discounted Cash Flow analysis	Discount rate	9.9% - 24.1% (15.3%)
			Origination yield	10.8% - 19.9% (13.6%)
			Revenue multiples	0.35x - 8.77x (3.47x)
	59,968	PWERM	Discount rate	33.8% - 41.1% (15.2%)
			Origination yield	10.8% - 29.7% (17.4%)
			Revenue multiples	1.27x - 2.08x (1.36x)
Second Lien Term Loans(1)	14,501	Discounted Cash Flow analysis	Discount rate	16.7% - 16.7% (16.7%)
			Origination yield	13.1% - 13.1% (13.1%)
			Revenue Multiples	3.01x - 3.01x (3.01x)
Preferred Stock	32,672	Option Pricing Model	Risk-free interest rate	3.5% - 4.0% (4.0%)
			Average industry volatility	40.0% - 55.0% (40.2%)
			Estimated time to exit	1.7 - 3.7 (1.8 years)
			Revenue multiples	2.88x - 5.57x (5.55x)
Common Stock	119	Option Pricing Model	Risk-free interest rate	3.5% - 4.4% (4.3%)
			Average industry volatility	30.0% - 50.0% (32.4%)
			Estimated time to exit	1.0 - 3.0 (1.2 years)
			Revenue multiples	3.00x - 3.00x (3.00x)
Equity Interest	1,198	PWERM	N/A	N/A
Warrants(2)	10,540	Option Pricing Model	Risk-free interest rate	3.4% - 4.4% (3.9%)
			Average industry volatility	25.0% - 125.0% (58.1%)
			Estimated time to exit	1.0 - 4.8 (2.7 years)
			Revenue multiples	1.27x - 8.77x (3.61x)
	3,713	PWERM (3)	N/A	N/A
	1,949	Recent private market and merger and acquisition transaction prices	N/A	N/A
	132	Waterfall Approach	Revenue multiples	1.75x - 1.75x (1.75x)

Total Level 3 Investments	$1,054,209
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
(2)
The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are inputs used in the OPM, which include industry volatility, risk free interest rate and estimated time to exit. The Equity Allocation model and the Black Scholes model were the main OPMs used during the period ended September 30, 2024. Probability Weighted Expected Return Models (“PWERM”) and other techniques were used as determined appropriate. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. However, a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase (decrease) in the unobservable inputs. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.
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

Fair Value of Financial Instruments Reported at Cost

The Company records its debt at amortized cost on the Consolidated Statements of Assets and Liabilities. The fair value of the Company’s Credit Facility, April 2026 Notes, December 2026 Notes, and August 2027 Notes (each defined in "Note 7 – Borrowings") are estimated using Level 3 inputs, which involves discounting the remaining payments based on comparable market rates or market quotes for similar instruments as of the measurement date. The July 2027 and December 2027 are publicly traded on NASDAQ and are valued using Level 1 inputs, reflecting the most recent market prices of $25.15 and $25.36 per share as of September 30, 2024, respectively. As of December 31, 2023, the market prices were $24.80 and $25.13 per share, respectively.

The following table provides additional information about the approximate fair value and level in the fair value hierarchy of the Company’s outstanding borrowings as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024					December 31, 2023
		Fair Value Hierarchy					Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total	Carrying Value	Level 1	Level 2	Level 3	Total
Credit Facility	$298,999	$—	$—	$317,259	$317,259	$267,566	$—	$—	$279,190	$279,190
April 2026 Notes	24,804	—	—	26,343	26,343	24,723	—	—	25,843	25,843
December 2026 Notes	69,574	—	—	66,303	66,303	69,427	—	—	63,762	63,762
July 2027 Notes	78,971	80,970	—	—	80,970	78,576	79,840	—	—	79,840
August 2027 Notes	19,593	—	—	19,891	19,891	19,489	—	—	20,036	20,036
December 2027 Notes	50,571	52,495	—	—	52,495	50,297	52,009	—	—	52,009
Total	$542,512	$133,465	$—	$429,796	$563,261	$510,078	$131,849	$—	$388,831	$520,680

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

In the event that a portfolio company completely fails to perform according to the terms of their loan agreement, the amount of loss due to credit risk from the Company's investments would equal the sum of the Company’s recorded investments in the portfolio company and the portion of unfunded commitments currently eligible to be drawn. Refer to "Note 8 – Commitments and Contingencies" for a summary of the aggregate balance of unfunded commitments as of September 30, 2024. The Company predominantly collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property.

As of September 30, 2024 and December 31, 2023, the Company’s five largest debt investments in portfolio companies represented approximately 32.2% and 38.0%, respectively, of the total fair value of the Company’s debt investments in portfolio companies. As of September 30, 2024 and December 31, 2023, the Company had debt investments in 19 and 14 portfolio companies, respectively, that represented 5% or more of the Company’s net assets.

Note 7 – Borrowings

The following table shows the Company's borrowings as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024				December 31, 2023
	Total Commitment	Face Value	Unamortized DFC	Carrying Value	Total Commitment	Face Value	Unamortized DFC	Carrying Value
Credit Facility	$550,000	$302,000	$(3,001)	$298,999	$550,000	$272,000	$(4,434)	$267,566
April 2026 Notes	25,000	25,000	(196)	24,804	25,000	25,000	(277)	24,723
December 2026 Notes	70,000	70,000	(426)	69,574	70,000	70,000	(573)	69,427
July 2027 Notes	80,500	80,500	(1,529)	78,971	80,500	80,500	(1,924)	78,576
August 2027 Notes	20,000	20,000	(407)	19,593	20,000	20,000	(511)	19,489
December 2027 Notes	51,750	51,750	(1,179)	50,571	51,750	51,750	(1,453)	50,297
Total	$797,250	$549,250	$(6,738)	$542,512	$797,250	$519,250	$(9,172)	$510,078

For the three months ended September 30, 2024 and 2023, the components of interest expense, amortization of deferred financing costs, unused fees on the Credit Facility (as defined below), and any other costs associated with the Company's borrowings were as follows (dollars in thousands):

	Interest Expense	Amortization of DFC	Unused Facility and Other Fees	Total Interest and Other Debt Financing Expenses	Weighted Average Cost of Debt
Three Months Ended September 30, 2024
Credit Facility	$5,883	$496	$469	$6,848	10.03%
April 2026 Notes	533	37	—	570	9.14
December 2026 Notes	743	53	—	796	4.55
July 2027 Notes	1,509	140	—	1,649	8.19
August 2027 Notes	350	35	—	385	7.70
December 2027 Notes	1,035	96	—	1,131	8.74
Total	$10,053	$857	$469	$11,379	8.68%

Three Months Ended September 30, 2023
Credit Facility	$5,097	$411	$407	$5,915	9.45%
April 2026 Notes	533	34	—	567	9.08
December 2026 Notes	743	55	—	798	4.56
July 2027 Notes	1,510	141	—	1,651	8.20
August 2027 Notes	350	35	—	385	7.70
December 2027 Notes	1,035	91	—	1,126	8.71
Total	$9,268	$767	$407	$10,442	8.39%

For the nine months ended September 30, 2024 and 2023, the components of interest expense, amortization of deferred financing costs, and the unused fees on the Credit Facility (as defined below) on the Company's borrowings were as follows (dollars in thousands):

	Interest Expense	Amortization of DFC	Unused Facility and Other Fees (1)	Total Interest and Other Debt Financing Expenses	Weighted Average Cost of Debt
Nine Months Ended September 30, 2024
Credit Facility	$15,898	$1,457	$2,138	$19,493	10.48%
April 2026 Notes	1,601	101	—	1,702	9.08
December 2026 Notes	2,231	164	—	2,395	4.56
July 2027 Notes	4,528	434	—	4,962	8.22
August 2027 Notes	1,050	105	—	1,155	7.70
December 2027 Notes	3,105	294	—	3,399	8.76
Total	$28,413	$2,555	$2,138	$33,106	8.91%

Nine Months Ended September 30, 2023
Credit Facility	$17,796	$1,231	$829	$19,856	8.88%
April 2026 Notes	996	57	—	1,053	8.97
December 2026 Notes	2,231	155	—	2,386	4.55
July 2027 Notes	4,528	412	—	4,940	8.18
August 2027 Notes	1,050	107	—	1,157	7.71
December 2027 Notes	3,105	275	—	3,380	8.71
Total	$29,706	$2,237	$829	$32,772	8.15%

(1)
Unused facility and other fees for the nine months ended September 30, 2024 include supplemental fees of $0.5 million, which were incurred only in the first half of 2024 and were nonrecurring in nature.

Credit Facility

On May 31, 2019, the Company entered into a Credit Agreement with KeyBank National Association, acting as administrative agent and syndication agent and the other lenders party thereto, which initially provided the Company with a $100.0 million commitment, subject to borrowing base requirements (as amended and restated from time to time, the “Credit Facility”). As of September 30, 2024, the Company had $550.0 million in total commitments available under the Credit Facility, subject to an accordion feature that allows the Company to increase the total commitments under the Credit Facility up to $600.0 million. The availability period under the Credit Facility expires on April 20, 2025 and is followed by a one-year amortization period. The stated maturity date under the Credit Facility is April 20, 2026, unless extended.

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

For the three and nine months ended September 30, 2024, the weighted average outstanding principal balance was $273.0 million and $248.1 million, respectively, and the weighted average effective interest rate was 8.55% and 8.54%, respectively. For the three and nine months ended September 30, 2023, the weighted average outstanding principal balance was $250.3 million and $298.0 million, respectively, and the weighted average effective interest rate was 8.07% and 7.99%, respectively.

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

Aggregate costs in connection with the December 2026 Notes issuance were $1.0 million, and were capitalized and deferred. As of September 30, 2024 and December 31, 2023, unamortized deferred financing costs related to the December 2026 Notes were $0.4 million and $0.6 million, respectively.

April 2026 Notes

The April 2026 Notes bear an interest rate of 8.54% per year and are due on April 13, 2026, unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the April 2026 Notes will be due semiannually in arrears on April 13 and October 13 of each year.

Aggregate costs in connection with the April 2026 Notes issuance were $0.4 million, and were capitalized and deferred. As of September 30, 2024 and December 31, 2023, unamortized deferred financing costs related to the April 2026 Notes were $0.2 million and $0.3 million, respectively.

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

Aggregate costs in connection with the July 2027 Notes issuance, including the underwriter’s discount and commissions, were $2.7 million, and were capitalized and deferred. As of September 30, 2024 and December 31, 2023, unamortized deferred financing costs related to the July 2027 Notes were $1.5 million and $1.9 million, respectively.

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

Aggregate costs in connection with the August 2027 Notes issuance were $0.7 million, and were capitalized and deferred. As of September 30, 2024 and December 31, 2023, unamortized deferred financing costs related to the August 2027 Notes were $0.4 million and $0.5 million, respectively.

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

Aggregate costs in connection with the December 2027 Notes issuance, including the underwriter's discount and commissions, were $1.9 million, and were capitalized and deferred. As of September 30, 2024 and December 31, 2023, unamortized deferred financing costs related to the December 2027 Notes were $1.2 million and $1.5 million, respectively.

Note 8 – Commitments and Contingencies

Commitments

The following table provides the Company’s contractual obligations as of September 30, 2024 (in thousands):

		Payments Due by Period
Contractual Obligations (1)	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 Years
Borrowings (2)
Credit Facility	$302,000	$—	$302,000	$—	$—
2026 Notes	95,000	—	95,000	—	—
2027 Notes	152,250	—	100,500	51,750	—
Total Borrowings	549,250	—	497,500	51,750	—
Deferred Incentive Fees	11,813	1,706	7,554	2,469	84
Total	$561,063	$1,706	$505,054	$54,219	$84
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

The Company's unfunded commitments to provide debt and equity financing to its portfolio companies and Runway-Cadma I LLC amounted to $260.4 million and $201.5 million as of September 30, 2024 and December 31, 2023, respectively, shown in the table below (in thousands):

Portfolio Company	Investment Type	September 30, 2024	December 31, 2023
3PL Central LLC (dba Extensiv)	Senior Secured Term Loan	$—	$11,500
Betterment Holdings, Inc.	Senior Secured Term Loan	5,000	5,000
Blueshift Labs, Inc.	Senior Secured Term Loan	14,500	14,500
Bombora, Inc.	Senior Secured Term Loan	2,000	2,000
Brivo, Inc.	Senior Secured Term Loan	—	6,000
CarNow, Inc.	Senior Secured Term Loan	12,000	—
EBR Systems, Inc.	Senior Secured Term Loan	—	10,000
Elevate Services, Inc.	Senior Secured Term Loan	14,000	—
Interactions Corporation	Senior Secured Term Loan	10,000	10,000
Linxup, LLC	Senior Secured Term Loan	7,500	7,500
Madison Reed, Inc.	Senior Secured Term Loan	—	1,200
Moximed, Inc.	Senior Secured Term Loan	15,000	15,000
Nalu Medical, Inc.	Senior Secured Term Loan	15,000	15,000
Onward Medical, N.V.	Senior Secured Term Loan	38,982	—
Route 92 Medical, Inc.	Senior Secured Term Loan	20,000	20,000
Runway-Cadma I LLC	Joint Venture	29,400	—
SetPoint Medical Corporation	Senior Secured Term Loan	40,000	40,000
Skillshare, Inc.	Senior Secured Term Loan	—	10,000
Snagajob.com, Inc.	Senior Secured Term Loan	—	6,785
Snagajob.com, Inc.	Convertible Note	1,696	2,035
Snap! Mobile, Inc.	Senior Secured Term Loan	5,000	—
Synack, Inc.	Senior Secured Term Loan	25,000	25,000
Zinnia Corporate Holdings, LLC	Senior Secured Term Loan	5,333	—
Total unused commitments to extend financing		$260,411	$201,520

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

Beginning October 15, 2019 and ending September 29, 2021, the Company completed multiple closings under its second private offering (the "Second Private Offering") and accepted aggregate capital commitments of $181.7 million. In connection with the Second Private Offering the Company issued 9,617,379 shares of its common stock for a total purchase price of $144.3 million. Concurrent with the IPO, all undrawn commitments under the Second Private Offering were cancelled.

On March 31, 2020 and March 24, 2021, the Company issued in aggregate 22,564 shares as an additional direct investment by Runway Growth Holdings LLC, an affiliate of RGC, at a per share price of $15.00 for total proceeds of $0.3 million in a private offering pursuant to an exemption from registration under Regulation D of the Securities Act.

Initial Public Offering

On October 25, 2021, the Company closed its IPO, issuing 6,850,000 shares of its common stock at a public offering price of $14.60 per share. Net of underwriting fees and offering costs, the Company received net cash proceeds of $93.0 million. The Company’s common stock began trading on NASDAQ on October 21, 2021 under the symbol “RWAY”.

Repurchase Program

On February 24, 2022, the Board of Directors approved a share repurchase program (the “First Repurchase Program”) under which the Company was authorized to repurchase up to $25.0 million of its outstanding common stock, at management’s discretion from time to time in open-market transactions and in accordance with all applicable securities laws and regulations. The Company repurchased 871,345 shares of the Company's common stock under the First Repurchase Program for an aggregate purchase price of $10.8 million. The First Repurchase Program expired on February 24, 2023.

On November 2, 2023, the Board of Directors approved a share repurchase program (the "Second Repurchase Program"), under which the Company was authorized to repurchase up to $25.0 million of the Company's outstanding shares of common stock, at management’s discretion from time to time in open-market transactions and in accordance with all applicable securities laws and regulations. The Company repurchased 1,961,938 shares in connection with the Second Repurchase Program for an aggregate purchase price of $23.5 million. The Second Repurchase Program expired on November 2, 2024.

On July 30, 2024, the Board of Directors approved a share repurchase program (the "Third Repurchase Program") under which the Company may repurchase up to $15.0 million of the Company's outstanding shares of common stock, at management's discretion from time to time in open-market transactions and in accordance with all applicable securities laws and regulations. If not renewed, the Third Repurchase Program will terminate upon the earlier of (i) July 30, 2025 or (ii) the repurchase of $15.0 million of the Company's shares of common stock. As of September 30, 2024, the Company had repurchased 644,763 shares in connection with the Third Repurchase Program for an aggregate purchase price of $6.7 million.

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

For the three and nine months ended September 30, 2024, the Company declared and paid dividends in the amount of $17.3 million and $54.9 million, respectively, of which $17.1 million and $54.1 million, respectively, were distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s Dividend Reinvestment Plan (as defined below). For the three and nine months ended September 30, 2023, the Company declared and paid dividends in the amount of $18.2 million and $54.7 million, respectively, of which $17.5 million and $52.4 million, respectively, were distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s Dividend Reinvestment Plan.

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

During the three and nine months ended September 30, 2024, the Company purchased 26,565 and 71,162 shares of common stock in the open market under the Dividend Reinvestment Plan for a total of $0.3 million and $0.9 million, respectively. During the three and nine months ended September 30, 2023, the Company purchased 54,929 and 182,433 shares of common stock in the open market and under the Dividend Reinvestment Plan for a total of $0.7 million and $2.3 million, respectively.

The following table summarizes the distributions declared and paid since inception through September 30, 2024:

Declaration Date	Type	Record Date	Payment Date	Amount per Share
May 3, 2018	Quarterly	May 15, 2018	May 31, 2018	$0.15
July 26, 2018	Quarterly	August 15, 2018	August 31, 2018	0.25
November 1, 2018	Quarterly	October 31, 2018	November 15, 2018	0.35
March 22, 2019	Quarterly	March 22, 2019	March 26, 2019	0.40
May 2, 2019	Quarterly	May 7, 2019	May 21, 2019	0.45
May 2, 2019	Quarterly	May 31, 2019	July 16, 2019	0.46
July 30, 2019	Quarterly	August 5, 2019	August 26, 2019	0.45
September 27, 2019	Quarterly	September 30, 2019	November 12, 2019	0.04
December 9, 2019	Quarterly	December 10, 2019	December 23, 2019	0.40
March 5, 2020	Quarterly	March 6, 2020	March 20, 2020	0.40
May 7, 2020	Quarterly	May 8, 2020	May 21, 2020	0.35
August 5, 2020	Quarterly	August 6, 2020	August 20, 2020	0.36
October 1, 2020	Quarterly	October 1, 2020	November 12, 2020	0.38
March 4, 2021	Quarterly	March 5, 2021	March 19, 2021	0.37
April 29, 2021	Quarterly	April 30, 2021	May 13, 2021	0.37
July 19, 2021	Quarterly	July 20, 2021	August 12, 2021	0.34
October 28, 2021	Quarterly	November 8, 2021	November 22, 2021	0.25
February 24, 2022	Quarterly	March 8, 2022	March 22, 2022	0.27
April 28, 2022	Quarterly	May 10, 2022	May 24, 2022	0.30
July 28, 2022	Quarterly	August 9, 2022	August 23, 2022	0.33
October 27, 2022	Quarterly	November 8, 2022	November 22, 2022	0.36
February 23, 2023	Quarterly	March 7, 2023	March 21, 2023	0.40
February 23, 2023	Supplemental	March 7, 2023	March 21, 2023	0.05
May 2, 2023	Quarterly	May 15, 2023	May 31, 2023	0.40
May 2, 2023	Supplemental	May 15, 2023	May 31, 2023	0.05
August 1, 2023	Quarterly	August 15, 2023	August 31, 2023	0.40
August 1, 2023	Supplemental	August 15, 2023	August 31, 2023	0.05
November 1, 2023	Quarterly	November 13, 2023	November 28, 2023	0.40
November 1, 2023	Supplemental	November 13, 2023	November 28, 2023	0.06
February 1, 2024	Quarterly	February 12, 2024	February 28, 2024	0.40
February 1, 2024	Supplemental	February 12, 2024	February 28, 2024	0.07
April 30, 2024	Quarterly	May 10, 2024	May 24, 2024	0.40
April 30, 2024	Supplemental	May 10, 2024	May 24, 2024	0.07
July 30, 2024	Quarterly	August 12, 2024	August 26, 2024	0.40
July 30, 2024	Supplemental	August 12, 2024	August 26, 2024	0.05
			Total	$10.23

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

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized gain (loss) on investments for federal income tax purposes as of and for the period ended September 30, 2024 and the year ended December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Tax cost on investments	$1,109,030	$1,105,481
Change in unrealized gain on a tax basis	$16,486	$11,239
Change in unrealized loss on a tax basis	(59,415)	(49,711)
Net unrealized gain (loss) on a tax basis	$(42,929)	$(38,472)

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes ("ASC 740"). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions deemed to meet a "more-likely-than-not" threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the Consolidated Statements of Operations. There were no material uncertain income tax positions at September 30, 2024 or December 31, 2023. Although the Company files federal and state tax returns, the Company's major tax jurisdiction is federal. The previous three tax year-ends and the interim tax period since then remain subject to examination by the Internal Revenue Service.

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

Note 11 – Financial Highlights

The following table sets forth the financial highlights for the nine months ended September 30, 2024 and 2023 (in thousands, except for per share data and ratios):

	Nine Months Ended September 30,
	2024	2023
Per Share Data(1):
Net asset value at beginning of period	$13.50	$14.22
Net investment income	1.25	1.48
Net realized gain (loss)	-	(0.03)
Net change in unrealized gain (loss)	(0.10)	(0.24)
Total from investment operations	1.15	1.21

Distributions	(1.39)	(1.35)
Accretion (dilution) (2)	0.13	-
Net asset value at end of period	$13.39	$14.08

Ratio/Supplemental Data:
Total return based on net asset value(3)	9.48%	8.51%
Total return based on market value(4)	(7.45)%	22.26%
Ratio of net investment income to average net assets(5)(6)	12.55%	13.88%
Ratio of total operating expenses to average net assets(5)(6)	15.77%	15.05%
Ratio of total operating expenses, excluding incentive fees, to average net assets(5)	12.63%	11.58%
Ratio of net increase (decrease) in net assets resulting from operations to average net assets(5)	11.59%	11.37%
Portfolio turnover rate(7)	14.20%	9.64%

Net assets at beginning of period	$547,071	$576,052
Net assets at end of period	$507,358	$570,491
Weighted average net assets	$522,925	$577,673
Weighted average shares outstanding for the period, basic	39,317,890	40,509,269
(1)
All per share activity, excluding dividends, is calculated based on the weighted-average shares outstanding for the relevant period.
(2)
Accretion (dilution) represents the effect of issuance of common stock and repurchase of treasury stock.
(3)
Total return based on net asset value is calculated as the change in net asset value per share during the period plus dividends per share divided by the beginning net asset values per share. The total returns are not annualized.
(4)
Total return based on market value is calculated as the change in market value per share during the period plus dividends per share divided by the beginning market value per share. The total returns are not annualized.
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

Note 12 - Subsequent Events

The Company evaluated events subsequent to September 30, 2024 through November 12, 2024.

On October 9, 2024, the Company received a full repayment of $8.0 million on its senior secured loan to Betterment Holdings, Inc.

On October 16, 2024, the Company sold its outstanding warrants for Dtex Systems, Inc. for proceeds of $1.9 million.

On October 31, 2024, the Company received a partial repayment of $2.1 million on its senior secured loan to FiscalNote Holdings, Inc.

On October 31, 2024, the Company received a full repayment of $18.5 million on its senior secured loans to Predactiv, Inc. (fka Sharethis, Inc.).

On October 31, 2024, the Company announced that RGC entered into an Agreement and Plan of Merger pursuant to which RGC Group Acquisition, LLC (the "New Owner"), a newly formed wholly owned subsidiary of BCP Special Opportunities Fund III, an affiliate of BC Partners Advisors L.P., will acquire RGC. The transaction will constitute a change of control of RGC, resulting in an assignment and subsequent termination of the Company's current investment advisory agreement with RGC (the "Current Advisory Agreement"). On October 29, 2024, the Board of Directors approved a proposed new investment advisory agreement (the "New Advisory Agreement") by and between the Company and RGC, the terms of which are identical to the Current Advisory Agreement. On November 1, 2024, the Company filed with the SEC, a preliminary proxy statement relating to a special meeting of the Company's stockholders, currently planned to be held on December 13, 2024, at which the Company will seek stockholder approval of the New Advisory Agreement. If approved, the New Advisory Agreement will take effect following the closing of the transaction between RGC and the New Owner.

On November 5, 2024, the Board of Directors declared a regular distribution of $0.40 per share for stockholders of record as of November 18, 2024 payable on or before December 2, 2024.

From October 1, 2024 through November 11, 2024, the Company repurchased 528,305 shares under the Third Repurchase Program.

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

We have elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the "1940 Act"). We have also elected to be treated as aregulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). While we currently qualify and intend to qualify annually to be treated as a RIC, no assurance can be provided that we will be able to maintain our tax treatment as a RIC. If we fail to qualify for tax treatment as a RIC for any taxable year, we will be subject to U.S. federal income tax at corporate rates on any net taxable income for such year. As a BDC and a RIC, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source-of-income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our investment company taxable income and net tax-exempt interest.

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

We are externally managed by Runway Growth Capital LLC ("RGC"), an investment adviser that has registered with the SEC under the Investment Advisers Act of 1940, as amended. Runway Administrator Services LLC (the "Administrator"), a wholly-owned subsidiary of RGC, provides all the administrative services necessary for us to operate.

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

Portfolio Composition and Investment Activity

Portfolio Composition

At September 30, 2024, we had investments in 57 portfolio companies, representing 25 companies in which we held debt and warrant investments, three companies in which we held debt investments and shares of common stock, preferred stock, or a combination with warrants, four companies in which we held a debt investment only, 17 companies in which we held warrant investments only, and eight companies in which we held shares of common stock, preferred stock, or equity interests only, or a combination with warrants. At December 31, 2023, we had investments in 52 portfolio companies, representing 22 companies in which we held debt and warrant investments, three companies in which we held debt investments and shares of common, preferred stock, or a combination with warrants, four companies in which we held a debt investment only, 16 companies in which we held warrant investments only, and seven companies in which we held shares of common stock, preferred stock, or equity interests only, or a combination with warrants.

The following table shows the fair value of our investments, by asset class, as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024			December 31, 2023
Investments	Cost	Fair Value	% of Total Portfolio	Cost	Fair Value	% of Total Portfolio
Portfolio Investments
Senior Secured Term Loans	$1,012,861	$989,385	92.81%	$977,947	$964,099	90.35%
Second Lien Term Loans	14,590	14,501	1.36	14,278	14,399	1.35
Convertible Note	1,696	-	-	1,357	1,357	0.13
Preferred Stocks	40,602	38,198	3.58	40,602	29,838	2.80
Common Stocks	9,141	554	0.05	9,141	1,420	0.13
Equity Interest	6,550	6,726	0.63	950	950	0.09
Warrants	24,243	16,736	1.57	20,560	12,947	1.21
Total Investments, excluding U.S. Treasury Bills	1,109,683	1,066,100	100.00	1,064,835	1,025,010	96.06

U.S. Treasury Bill	—	—	—	42,014	41,999	3.94
Total Portfolio Investments	$1,109,683	$1,066,100	100.00%	$1,106,849	$1,067,009	100.00%
For the three and nine months ended September 30, 2024, our debt investment portfolio had a dollar-weighted annualized yield of 15.9% and 15.5%, respectively. For the three and nine months ended September 30, 2023, our debt investment portfolio had a dollar-weighted annualized yield of 18.3% and 16.0%, respectively. We calculate the yield on dollar-weighted debt investments for any period measured as (1) total related investment income during the period divided by (2) the daily average of the fair value of debt investments outstanding during the period, including any debt investments on non-accrual status. As of September 30, 2024, our debt investments had a dollar-weighted average term of 58 months at origination and a dollar-weighted average remaining term of 33 months, or approximately 2.8 years. As of September 30, 2024, substantially all of our debt investments had a committed principal amount of between $6.0 million and $85.0 million and pay cash interest at annual interest rates of between 8.0% and 14.8%.

The following table shows our dollar-weighted annualized yield by investment type for the three and nine months ended September 30, 2024 and 2023:

	Fair Value(1)				Cost(2)
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Investment type:
Debt investments	15.92%	18.27%	15.51%	16.04%	15.49%	17.99%	15.21%	15.79%
Equity interest	—%	2.52%	0.07%	2.70%	—%	1.97%	0.05%	2.17%
All investments	15.08%	17.47%	14.77%	15.45%	14.29%	16.98%	14.11%	15.07%

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

Investment Activity

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments as well as repayments and sales of existing investments. During the nine months ended September 30, 2024, we funded $151.4 million in five new portfolio companies, $5.6 million in one joint venture, and $17.0 million in four existing portfolio companies, net of upfront loan origination fees and refinances. We also received $144.7 million in sales and prepayments from five portfolio companies and $2.4 million in scheduled principal repayments from one portfolio company. There was $0.1 million in proceeds from the termination of warrants, sale of preferred stock, sale of equity interest, or sale of common stock during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, we funded $19.8 million in one new portfolio company, and $85.7 million in 11 existing portfolio companies, net of upfront loan origination fees and refinances. We also received $225.7 million in loan sales and prepayments from 10 portfolio companies and $7.0 million in scheduled principal payments from two portfolio companies. There were no proceeds from the termination of warrants, sale of preferred stock, sale of equity interest, or sale of common stock during the nine months ended September 30, 2023.

Portfolio Reconciliation

The following is a reconciliation of our investment portfolio, including U.S. Treasury Bills, for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Beginning investment portfolio	$1,067,009	$1,126,309
Purchases of investments	174,029	105,527
Purchases of U.S. Treasury Bills	—	34,974
PIK interest	9,582	15,334
Sales and prepayments of investments	(144,661)	(225,671)
Scheduled repayments of investments	(2,380)	(7,046)
Sales and maturities of U.S. Treasury Bills	(42,029)	(35,000)
Amortization of fixed income premiums or accretion of discounts	8,293	7,332
Net realized gain (loss) on investments	—	(1,178)
Net change in unrealized gain (loss) on investments	(3,743)	(9,654)
Ending investment portfolio	$1,066,100	$1,010,927

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

The following table shows the investment ratings of our debt investments at fair value as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30, 2024			December 31, 2023
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	—
2	634,926	59.55	22	612,709	57.41	19
3	329,026	30.86	8	361,998	33.93	9
4	—	—	—	3,791	0.36	1
5	39,934	3.75	2	—	—	—
	$1,003,886	94.16%	32	$978,498	91.70%	29

Non-Accrual Investments

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of September 30, 2024, we had two senior secured term loans on non-accrual status; one loan to Mingle Healthcare Solutions, Inc. with a cost basis of $5.0 million and a fair value of $2.6 million, and one loan to Snagajob, Inc., with a cost basis of $42.7 million and a fair value of $37.3 million which represent 3.7% our total investment portfolio. From being placed on non-accrual status through September 30, 2024, cumulative interest of $0.5 million would be receivable from Mingle Healthcare Solutions, Inc. and not recorded in "Interest income" on the Consolidated Statements of Operations. From being placed on non-accrual status through September 30, 2024, cumulative interest of $3.4 million would be receivable from Snagajob, Inc. and $0.2 million OID would be accreted into the cost basis, for a total of $3.6 million not recorded in "Interest income" on the Consolidated Statements of Operations. As of December 31, 2023, we had no loans on non-accrual status. As of September 30, 2024, we had reversed interest income of $0.3 million related to the senior secured term loans on non-accrual status. As of December 31, 2023, we had not reversed any accrued and uncollected interest income related to the senior secured term loans on non-accrual status.

Results of Operations

An important measure of our financial performance is "Net increase (decrease) in net assets resulting from operations" on the Consolidated Statements of Operations, which includes "Net investment income (loss)", "Net realized gain (loss) on investments" and "Net change in unrealized gain (loss) on investments". "Net investment income (loss)" is the difference between our income from interest, dividends, fees and other income and our operating expenses, including interest on borrowed funds. "Net realized gain (loss) on investments" is the difference between the proceeds received from dispositions of portfolio investments and U.S. Treasury Bills and their amortized cost. "Net change in unrealized gain (loss) on investments" is the net change in the fair value of our investment portfolio.

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023

The following table is a comparison of the results of our operations for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)
Investment income
Interest, fee and dividend income	$36,501	$0.95	$43,552	$1.07	$110,434	$2.81	$124,632	$3.08
Other income	150	—	227	0.01	419	0.01	352	0.01
Total investment income	36,651	0.95	43,779	1.08	110,853	2.82	124,984	3.09
Operating expenses
Management fees	3,865	0.10	4,302	0.11	11,763	0.30	12,598	0.31
Incentive fees	3,970	0.10	5,511	0.13	12,287	0.31	14,994	0.37
Interest and other debt financing expenses	11,379	0.30	10,442	0.26	33,106	0.83	32,772	0.81
Professional fees	528	0.01	466	0.01	1,443	0.04	1,504	0.04
Administration agreement expenses	472	0.01	449	0.01	1,508	0.04	1,647	0.04
Insurance expense	211	0.01	269	0.01	628	0.02	805	0.02
Tax expense	—	—	—	—	2	—	50	—
Other expenses	351	0.01	304	0.01	986	0.03	656	0.02
Total operating expenses	20,776	0.54	21,743	0.54	61,723	1.57	65,026	1.61
Net investment income	15,875	0.41	22,036	0.54	49,130	1.25	59,958	1.48
Realized gain (loss) on investments	—	—	—	—	—	—	(1,178)	(0.03)
Net change in unrealized gain (loss) on investments	9,174	0.24	(7,214)	(0.17)	(3,743)	(0.10)	(9,654)	(0.24)
Net increase (decrease) in net assets resulting from operations	$25,049	$0.65	$14,822	$0.37	$45,387	$1.15	$49,126	$1.21
(1)
The basic per share figures noted above are based on weighted averages of 38,390,854 and 40,509,269 shares outstanding for the three months ended September 30, 2024 and 2023, respectively, and 39,317,890 and 40,509,269 shares outstanding for the nine months ended September 30, 2024 and 2023, respectively.

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

Investment income for the three months ended September 30, 2024 and 2023 was $36.7 million and $43.8 million, respectively, and includes non-recurring income of $2.0 million and $5.6 million, respectively. Non-recurring income includes, but is not limited to, acceleration of unaccreted OID, prepayment fees and amendment fees. The decrease in investment income for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to falling interest rates and decrease in the average outstanding principal on interest-earning debt investments as a result of loan repayments and our loans to Snagajob, Inc. and Mingle Healthcare Solutions, Inc. moving to non-accrual status.

Investment income for the nine months ended September 30, 2024 and 2023 was $110.9 million and $125.0 million, respectively, and includes non-recurring income of $6.2 million and $9.0 million, respectively. The decrease in investment income for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to falling interest rates and decrease in the average outstanding principal on interest-earning debt investments as a result of loan repayments and our loans to Snagajob, Inc., and Mingle Healthcare Solutions, Inc. moving to non-accrual status.

Operating Expenses

Our primary operating expenses include the payment of fees to RGC under the Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement, professional fees, and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, including those relating to:

•
our pro-rata portion of any fees and expenses related to a potential initial public offering in connection with a future Spin-Off transaction (as defined in "Note 3 – Related Party Agreements and Transactions" to our consolidated financial statements in Part I, Item 1 of this Form 10-Q);
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

Operating expenses for the three months ended September 30, 2024 and 2023 were $20.8 million and $21.7 million, respectively. Operating expenses decreased for the three months ended September 30, 2024 from the three months ended September 30, 2023 primarily due to a decrease in performance-based incentive fees and management fees, offset by an increase in interest and other debt financing expenses. Operating expenses per share for the three months ended September 30, 2024 and 2023 were $0.54 and $0.54, respectively.

Operating expenses for the nine months ended September 30, 2024 and 2023 were $61.7 million and $65.0 million, respectively. Operating expenses decreased for the nine months ended September 30, 2024 from the nine months ended September 30, 2023 primarily due to a decrease in performance-based incentive fees and management fees, offset by an increase in interest and other debt financing expenses. Operating expenses per share for the nine months ended September 30, 2024 and 2023 were $1.57 and $1.61, respectively.

Management fees for the three months ended September 30, 2024 and 2023 were $3.9 million and $4.3 million, respectively. Management fees decreased for the three months ended September 30, 2024 from the three months ended September 30, 2023 due to decreased daily average gross assets.

Management fees for the nine months ended September 30, 2024 and 2023 were $11.8 million and $12.6 million, respectively. Management fees decreased for the nine months ended September 30, 2024 from the nine months ended September 30, 2023 due to decreased daily average gross assets.

Incentive fees for the three months ended September 30, 2024 and 2023 were $4.0 million and $5.5 million, respectively. Incentive fees decreased for the three months ended September 30, 2024 from the three months ended September 30, 2023 due to a decrease in net investment income in the current quarter. For the three months ended September 30, 2024, $3.1 million of the incentive fees were payable in cash and $0.9 million were deferred and accrued. For the three months ended September 30, 2023, $4.3 million of the incentive fees were payable in cash, and $1.2 million were deferred and accrued. Incentive fees related to PIK or deferred interest are accrued and payment is deferred until such interest is collected in cash. Incentive fees per share for the three months ended September 30, 2024 and 2023 were $0.10 and $0.13, respectively.

Incentive fees for the nine months ended September 30, 2024 and 2023 were $12.3 million and $15.0 million, respectively. Incentive fees decreased for the nine months ended September 30, 2024 from the nine months ended September 30, 2023 primarily due to a decrease in net investment income. For the nine months ended September 30, 2024, $9.6 million of the incentive fees were payable in cash and $2.6 million were deferred and accrued. For the nine months ended September 30, 2023, $11.6 million of the incentive fees were payable in cash and $3.4 million were deferred and accrued. Incentive fees per share for the nine months ended September 30, 2024 and 2023 were $0.31 and $0.37, respectively.

Net Investment Income

Net investment income for the three months ended September 30, 2024 and 2023 was $15.9 million and $22.0 million, respectively. Net investment income decreased for the three months ended September 30, 2024 from the three months ended September 30, 2023 primarily due to a decrease in investment income related to the decrease in the average outstanding principal on interest-earning debt investments, falling interest rates, and our loans to Snagajob, Inc., and Mingle Healthcare Solutions, Inc. moving to non-accrual status. Net investment income per share for the three months ended September 30, 2024 and 2023 was $0.41 and $0.54, respectively.

Net investment income for the nine months ended September 30, 2024 and 2023 was $49.1 million and $60.0 million, respectively. Net investment income decreased for the nine months ended September 30, 2024 from the nine months ended September 30, 2023 primarily due to a decrease in investment income related to the decrease in the average outstanding principal on interest-earning debt investments, falling interest rates, and our loans to Snagajob, Inc., and Mingle Healthcare Solutions, Inc. moving to non-accrual status. Net investment income per share for the nine months ended September 30, 2024 and 2023 was $1.25 and $1.48, respectively.

Net Realized Gain (Loss) on Investments

There were no net realized gains (losses) on investments for the three months ended September 30, 2024 and the three months ended September 30, 2023.

There were no net realized gain (loss) on investments for the nine months ended September 30, 2024. The net realized loss on investments of $1.2 million for the nine months ended September 30, 2023 was attributable to our investments in CareCloud, Inc. and Gynesonics, Inc. warrants.

Net Change in Unrealized Gain (Loss) on Investments

Net change in unrealized gain on investments of $9.2 million for the three months ended September 30, 2024 was primarily due to an increase in the fair value of our senior secured loans to Gynesonics, Inc. and Snagajob.com, Inc., our preferred stock investments in Gynesonics, Inc., and CareCloud, Inc., offset by decreases in fair value of our senior secured loans to Vesta Payment Solutions, Inc., VTX Intermediate Holdings, Inc., 3PL Central LLC, and Blueshift Labs, Inc., as well as a release of prior unrealized gain on the senior secured loan to CloudPay, Inc. The net change in unrealized loss on investments of $7.2 million for the three months ended September 30, 2023 was primarily due to a decrease in the fair value of our preferred stock investment in CareCloud, Inc. and our senior secured loans to Snagajob.com, Inc. and Fiscal Note, Inc., as well as a release of prior unrealized gain on the senior secured loans to Allurion Technologies, Inc.

Net change in unrealized loss on investments of $3.7 million for the nine months ended September 30, 2024 was primarily due to a decrease in the fair value of our senior secured loans to Snagajob.com, Inc.,Vesta Payment Solutions, Inc., VTX Intermediate Holdings, Inc., Blueshift Labs, Inc., FiscalNote, Inc., 3PL Central LLC, and our common stock investment and warrants in Coginiti Corp. The decrease in fair value was partially offset by an increase in fair value of our senior secured loans to Gynesonics, Inc. and our preferred stock investments in Gynesonics, Inc. and CareCloud, Inc. The net change in unrealized loss on investments of $9.7 million for the nine months ended September 30, 2023 was primarily due to decreases in the fair value of our preferred stock investment in Gynesonics, Inc. and senior secured loans to Gynesonics, Inc. and Snagajob.com, Inc.

Net Increase (Decrease) in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of $25.0 million for the three months ended September 30, 2024, as compared to a net increase in net assets resulting from operations of $14.8 million for the three months ended September 30, 2023.

We had a net increase in net assets resulting from operations of $45.4 million for the nine months ended September 30, 2024, as compared to a net increase in net assets resulting from operations of $49.1 million for the nine months ended September 30, 2023.

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

During the nine months ended September 30, 2024, we principally funded our operations from (i) cash receipts from interest, dividend, and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments.

During the nine months ended September 30, 2024, our operating activities provided $55.9 million of cash and cash equivalents, compared to $174.1 million provided during the nine months ended September 30, 2023. The $118.2 million decrease in cash provided by operating activities was primarily due to a $33.5 million increase in purchases of investments and U.S. Treasury Bills and a $78.6 million decrease in sales and repayments of investments and U.S. Treasury Bills.

During the nine months ended September 30, 2024, our financing activities used $55.2 million of cash, compared to $164.9 million used by financing activities during the nine months ended September 30, 2023. The $109.7 million decrease in cash used in financing activities was primarily due to decreased net borrowing activity of $139.0 million, partially offset by increased share repurchases of $30.2 million.

As of September 30, 2024, our net assets totaled $507.4 million, with a net asset value per share of $13.39. We intend to continue to operate in order to generate cash flows from operations, including income earned from investments in our portfolio companies. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

Available Liquidity and Capital Resources

As of September 30, 2024, we had $251.6 million in available liquidity, including $3.6 million in cash and cash equivalents, and approximately $248.0 million available under our Credit Facility, subject to borrowing base capacity. As of September 30, 2024, we had $302.0 million of secured debt outstanding under our Credit Facility, which are floating interest rate obligations and $247.3 million of unsecured debt outstanding under the 2026 and 2027 Notes, which are all fixed interest rate debt obligations. Refer to "Note 7 – Borrowings" to our consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional discussion of our debt obligations.

Pursuant to the 1940 Act, we are permitted to incur borrowings, issue debt securities, or issue preferred stock if, immediately after the borrowings or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock is at least 150% (at least 200% prior to June 17, 2022). As of September 30, 2024 and December 31, 2023, our asset coverage ratio was 192% and 205%, respectively.

As detailed above, our diverse and well-structured balance sheet is designed to provide a long-term focused and sustainable investment platform. Currently, we believe we have sufficient liquidity to support our near-term capital requirements.

Commitments and Obligations

Our significant contractual payment obligations relate to our borrowings and deferred incentive fees. As of September 30, 2024, we had $549.3 million in debt outstanding, none of which was due within the next year, $497.5 million within 1 to 3 years, and $51.8 million beyond 3 years. As of September 30, 2024, we had $11.8 million of deferred incentive fees, $1.7 million of which was due within the next year, $7.6 million within 1 to 3 years, and $2.6 million beyond 3 years.

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

Our unfunded commitments may be significant from time to time. As of September 30, 2024, we had a total of $260.4 million in unfunded commitments which was comprised of $231.0 million to provide debt financing to our portfolio companies and $29.4 million in unfunded commitments to provide equity financing to the Runway-Cadma I LLC. Unfunded contractual commitments depend upon a portfolio company reaching certain milestones before the debt commitment is available to the portfolio company, which is expected to affect our funding levels. These commitments are subject to the same underwriting and ongoing portfolio maintenance as the on-balance sheet financial instruments that we hold. From time to time, unfunded contractual commitments may expire without being drawn and thus do not represent future cash requirements. We maintain sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded commitments should the need arise. As of September 30, 2024, we had approximately $67.3 million of available unfunded commitments to portfolio companies that are eligible to be drawn based on achieved milestones and $29.4 million in unfunded capital commitments to Runway-Cadma I LLC. Refer to “Note 8 – Commitments and Contingencies” to our consolidated financial statements in Part I, Item 1 of this Form 10-Q for a summary of unfunded commitments by portfolio company as of September 30, 2024.

The fair value of our unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations embedded in the borrowing agreements.

Repurchase Program

On February 24, 2022, our Board of Directors approved a share repurchase program (the “First Repurchase Program”) under which we were authorized to repurchase up to $25.0 million of our outstanding common stock, at management’s discretion from time to time in open-market transactions and in accordance with all applicable securities laws and regulations. We repurchased 871,345 shares of our common stock under the First Repurchase Program for an aggregate purchase price of $10.8 million. The First Repurchase Program expired on February 24, 2023.

On November 2, 2023, our Board of Directors approved a share repurchase program (the "Second Repurchase Program"), under which we were authorized to repurchase up to $25.0 million of our outstanding shares of common stock, at management’s discretion from time to time in open-market transactions and in accordance with all applicable securities laws and regulations. We repurchased 1,961,938 shares in connection with the Second Repurchase Program for an aggregate purchase price of $23.5 million. The Second Repurchase Program expired on November 2, 2024.

On July 30, 2024, our Board of Directors approved a share repurchase program (the "Third Repurchase Program") under which we may repurchase up to $15.0 million of our outstanding shares of common stock, at management's discretion from time to time in open-market transactions and in accordance with all applicable securities laws and regulations. If not renewed, the Third Repurchase Program will terminate upon the earlier of (i) July 30, 2025 or (ii) the repurchase of $15.0 million of our shares of common stock. As of September 30, 2024, we had repurchased 644,763 shares in connection with the Third Repurchase Program for an aggregate purchase price of $6.7 million.

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

During the three and nine months ended September 30, 2024, we declared and paid dividends in the amount of $17.3 million and $54.9 million, respectively, of which $17.1 million and $54.1 million, respectively, were distributed in cash and the remainder distributed in shares to stockholders pursuant to our Dividend Reinvestment Plan. For the three and nine months ended September 30, 2023, we declared dividends in the amount of $18.2 million and $54.7 million, respectively, of which $17.5 million and $52.4 million, respectively, were distributed in cash and the remainder distributed in shares to stockholders pursuant to our Dividend Reinvestment Plan.

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

As of September 30, 2024, 100.0% of our performing debt portfolio investments bore interest at variable rates, consisting of approximately 75.0% based on SOFR and 25.0% based on Prime. As a policy, any interest above the cash cap, if applicable, as determined on an individual loan basis will accrue to principal and be treated as PIK interest. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase our investment income by a maximum of $18.8 million and decrease our investment income by a maximum of $14.4 million, due to certain floors, on an annual basis.

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

In addition, any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved, and may be exacerbated by current economic conditions and any associated impact on foreign financial markets.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We and RGC are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we or RGC may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of any such legal proceedings cannot be predicted with certainty, we do not expect that any such proceedings would have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors.

You should carefully consider the risks contained in this quarterly report on Form 10-Q, including our interim consolidated financial statements and the related notes thereto, before making a decision to purchase our securities.

There have been no material changes known to us during the period ended September 30, 2024 to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 7, 2024.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) Rule 10b5-1 Disclosure

As part of our Second Repurchase Program and Third Repurchase Program, we have maintained repurchase plans in accordance with Rule 10b5-1 (collectively the "Rule 10b5-1 Plan") promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). During the three and nine months ended September 30, 2024, 644,763 and 2,606,701 shares were repurchased, respectively, under the Rule 10b5-1 Plan. Future repurchases may be made as open market or privately negotiated transactions as described above. The Second Repurchase Program expired on November 2, 2024. We have no obligation to repurchase stock under the Third Repurchase Program and may suspend or terminate the Third Repurchase Program at any time.

For the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company has entered into any (i) contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement (1)

3.2	Articles of Amendment (2)

3.3	Second Amended and Restated Bylaws (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a‑14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a‑14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents *

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 has been formatted in Inline XBRL.*

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

RUNWAY GROWTH FINANCE CORP.
Date: November 12, 2024
	By:	/s/ R. David Spreng
R. David Spreng
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Thomas B. Raterman
Thomas B. Raterman
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)