Form 10-K
period 2024-12-31
Runway Growth Finance Corp.
filed 2025-03-20
CIK 1653384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2024

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

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant as of the last day of the Registrant's most recently completed second fiscal quarter was approximately $322 million based upon the last close price of $11.76 reported for such date on the Nasdaq Global Select Market LLC.

There were 37,347,428 shares of the Registrant’s common stock outstanding as of March 18, 2025.

Auditor Firm ID: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: New York, New York

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

We have elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the "1940 Act"). We have also elected to be treated as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). While we currently qualify and intend to qualify annually to be treated as a RIC, no assurance can be provided that we will be able to maintain our tax treatment as a RIC. If we fail to qualify for tax treatment as a RIC for any taxable year, we will be subject to U.S. federal income tax at corporate rates on any net taxable income for such year. As a BDC and a RIC, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source-of-income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our investment company taxable income and net tax-exempt interest.

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

From the commencement of investment operations on December 16, 2016, through December 31, 2024, we funded 86 portfolio companies and invested $2.4 billion in debt investments. As of December 31, 2024, our equity investment portfolio had an aggregate fair value of $106.6 million. Our debt investment portfolio, excluding U.S. Treasury bills, consisted of 32 portfolio companies with an aggregate fair value of $970.2 million. Our equity portfolio consisted of 60 warrant positions, eight preferred stock positions, six common stock positions, and one equity interest position across 52 portfolio companies, and one joint venture investment in Runway-Cadma I LLC. As of December 31, 2024, 97.9%, or $950.1 million, of our debt investment portfolio at fair value consisted of senior term loans. As of December 31, 2024, our net assets were $514.9 million, and all of our debt investments were secured by all or a portion of the tangible and intangible assets of the applicable portfolio company. The debt investments in our portfolio are generally not rated by any rating agency. If the individual debt investments in our portfolio were rated, they would be rated below "investment grade." Debt investments that are unrated or rated below investment grade are sometimes referred to as "junk bonds" and have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.

For the year ended December 31, 2024, our debt investment portfolio had a dollar-weighted annualized yield of 14.9%. For the year ended December 31, 2023, our debt investment portfolio had a dollar-weighted annualized yield of 15.8%. For the year ended December 31, 2022, our debt investment portfolio had a dollar-weighted annualized yield of 13.7%. We calculate the yield on dollar-weighted debt investments for any period measured as (1) total related investment income during the period divided by (2) the daily average of the fair value of debt investments outstanding during the period, including any debt investments on non-accrual status. As of December 31, 2024, our debt investments had a dollar-weighted average outstanding term of 58 months at origination and a dollar-weighted average remaining term of 37 months, or approximately 3.1 years. As of December 31, 2024, substantially all of our debt investments had a committed principal amount of between $6.0 million and $75.0 million and pay cash interest at annual interest rates between 6.3% and 16.8%.

The following table shows our dollar-weighted annualized yield by investment type for the years ended December 31, 2024, and December 31, 2023, and December 31, 2022:

	Fair Value(1)			Cost(2)
	Year Ended December 31,			Year Ended December 31,
	2024	2023	2022	2024	2023	2022
Investment type:
Debt investments	14.92%	15.78%	13.71%	14.62%	15.54%	13.49%
Equity interest	0.61%	2.66%	3.42%	0.42%	2.06%	3.31%
All investments	14.13%	15.20%	13.22%	13.53%	14.79%	13.00%
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
(2)
We calculate the dollar-weighted annualized yield on average investment type for any period as (a) total related investment income during the period divided by (b) the daily average of the amortized cost of the investment type outstanding during the period, including any investments on non-accrual status. The dollar-weighted annualized yield represents the portfolio yield and will be higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

About RGC

We are externally managed by Runway Growth Capital LLC ("RGC" or the "Adviser"), an investment adviser that has registered with the U.S. Securities and Exchange Commission ("SEC") under the Investment Advisers Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the "Advisers Act"). Runway Administrator Services LLC (the "Administrator"), a wholly-owned subsidiary of RGC, provides all administrative services necessary for us to operate. Subject to the overall supervision of our board of directors ("Board of Directors"), RGC manages our day-to-day operations and provides us with investment advisory services pursuant to an investment advisory agreement (as amended and restated, the "Advisory Agreement"). Under the terms of the Advisory Agreement, RGC:

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

On October 31, 2024, RGC announced a definitive agreement to be acquired by affiliates of BC Partners Advisors L.P. ("BC Partners") and join the BC Partners credit platform (the "BCP Transaction"). BC Partners is a leading international investment firm in private equity, private debt, and real estate strategies. BC Partners Credit was launched in February 2017, with a focus on identifying attractive credit opportunities in any market environment, often in complex market segments. The platform leverages the broader firm's deep industry and operating resources to provide flexible financing solutions to middle-market companies across Business Services, Industrials, Healthcare and other select sectors. The BCP Transaction was completed on January 30, 2025. Refer to "Note 13 – Subsequent Events" to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information.

Following the closing of the BCP transaction, RGC remains the investment adviser to investment funds, including the Company, and other private funds. RGC's management team and investment personnel continue to serve as officers and senior management. Management believes the Company and RGC will be well positioned to capitalize on a broader range of investments and value creation opportunities with access to BC Partners' origination capabilities and expansive platform. Management believes the BC Partners Credit/RGC combination will deliver increased value for stockholders of the Company and borrowers in the near- and long-term. We expect the new strategic partnership to position the Company to expand our offerings to both target companies and sponsors, with global loan originations in our ideal range of $30-$150 million, with the Company's allocation being in the range of $20-$45 million. The combination will enhance our capabilities by introducing structured equity preferred investments, asset-based lending, and the ability to operate in new strategies such as equipment leasing, while strengthening our sponsor relationships through fund finance and other fund-level offerings. By combining BC Partners’ resources and scale with the RGC network, expertise and differentiated presence in the market, we believe the Company will be able to deliver more comprehensive financing solutions for a wider range of companies.

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

Investment Committee

RGC’s investment committee (the "Investment Committee") consists of R. David Spreng, our President and Chief Executive Officer and RGC's founder and Chief Executive Officer, Thomas B. Raterman, our Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary, and RGC's Chief Financial Officer and Chief Operating Officer, and Greg Greifeld, RGC's Chief Investment Officer. The Investment Committee meets regularly to consider our investments, review our strategic initiatives and supervise the actions taken by RGC on our behalf. In addition, the Investment Committee reviews and monitors the performance of our investment portfolio. Each investment must be approved by a majority of the Investment Committee.

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

Our Board of Directors did not quantify, rank or otherwise assign relative weights to the specific factors it considered in reaching its decision. Our Board of Directors did not undertake to make any specific determination as to whether any particular factor, or any aspect of any particular factor, was favorable or unfavorable to its ultimate determination. Rather, our Board of Directors based its approval on the totality of information presented to, and the investigation conducted by, it. In considering the factors discussed above, individual directors may have given different weights to different factors. Based on its review of the above-mentioned factors and discussion of the Advisory Agreement, our Board of Directors approved the Advisory Agreement as being in our and our stockholders’ best interests and recommended that our stockholders approve the Advisory Agreement as well. On April 30, 2024, the Board of Directors renewed the Advisory Agreement for a period of twelve months commencing on May 27, 2024.

On October 29, 2024, the Board of Directors, including the Independent Directors, approved an amended and restated advisory agreement (the "Third Amended and Restated Advisory Agreement") and recommended that our stockholders approve the Third Amended and Restated Advisory Agreement. On January 23, 2025, our stockholders approved the Third Amended and Restated Advisory Agreement at a special meeting of stockholders of the Company, and the Third Amended and Restated Advisory Agreement became effective on January 30, 2025 upon the closing of the BCP Transaction. Although the ownership of the Adviser changed in connection with the completion of the BCP Transaction, the management of the Adviser did not change, nor did the terms of the Third Amended and Restated Advisory Agreement compared to the Advisory Agreement. See "Note 13 – Subsequent Events" to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information.

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

Runway-Cadma I LLC Joint Venture

Effective March 6, 2024, the Company entered into a joint venture agreement with Cadma Capital Partners LLC (“Cadma”) to create and co-manage Runway-Cadma I LLC (the “JV”). The JV may invest in secured loans to growth-stage companies that have been originated by the Company. The Company and Cadma have equal ownership of the JV and each committed to provide $35.0 million of the total $70.0 million in equity capital. All portfolio decisions and generally all other actions in respect of the JV must be approved by the board of managers of the JV, consisting of an equal number of representatives of the Company and Cadma. Capital contributions are called from the Company and Cadma on a pro-rata basis based on their total capital commitments.

Relationship with Oaktree Capital Management, L.P. and OCM Growth Holdings

In December 2016, the Company and RGC entered into a strategic relationship with Oaktree Capital Management, L.P (“Oaktree”). In connection with the relationship, OCM Growth Holdings ("OCM Growth"), an affiliate of Oaktree, purchased an aggregate of 14,571,334 shares of the Company's common stock for an aggregate purchase price of $219.3 million in the Company's Initial Private Offering and Second Private Offering (each as defined in "Note 9 – Net Assets" in Part II, Item 8 of this Form 10-K). Oaktree Opportunities Fund Xb Holdings (Delaware), L.P. purchased 24,100 shares of our common stock in secondary transactions in 2020 and 2022. As of December 31, 2024, OCM Growth owns 10,779,668 shares of our common stock, or 28.9% of our outstanding shares. Pursuant to an irrevocable proxy, certain shares held by OCM Growth must be voted in the same proportion that our other stockholders vote their shares. Of the 10,779,668 shares of our common stock owned by OCM Growth, 10,294,926 shares, or approximately 27.6% of our outstanding shares, are subject to this proxy voting arrangement.

In connection with OCM Growth’s commitment, the Company entered into a stockholder agreement (the "OCM Agreement"), dated December 15, 2016, with OCM Growth, pursuant to which OCM Growth has a right to nominate a member of the Board of Directors for election for so long as OCM Growth holds shares of the Company’s common stock in an amount equal to, in the aggregate, at least one-third (33%) of OCM Growth’s initial $125.0 million capital commitment. Catherine Frey serves on our Board of Directors as OCM Growth’s director nominee and is considered an Independent Director. Further, to the extent OCM Growth’s share ownership falls below one-third of its initial $125 million capital commitment under any circumstances, OCM Growth will no longer have the right to appoint a director nominee and will use reasonable efforts to cause such nominee to resign immediately (subject to his or her existing fiduciary duties).

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

Exemptive Relief

As a BDC, we are generally limited in our ability to invest in any portfolio company in which RGC or any of its affiliates currently has an investment or to make any co-investments with RGC or its affiliates without an exemptive order from the SEC, subject to certain exceptions. On August 10, 2020, as amended on August 30, 2022, we, RGC, and certain other funds and accounts sponsored or managed by RGC were granted an exemptive order (the "Order") that permits us greater flexibility than the 1940 Act permits to negotiate the terms of co-investments if our Board of Directors determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by RGC or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that the ability to co-invest with similar investment structures and accounts sponsored or managed by RGC or its affiliates will provide additional investment opportunities and the ability to achieve greater diversification. Under the terms of the Order, a majority of our Independent Directors are required to make certain determinations in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

Market Opportunity

We believe that the market environment is favorable for us to continue to pursue an investment strategy primarily focused on late stage and high-growth companies in technology, healthcare, business services, financial services, and select consumer services and products in other high-growth industries.

Focus on Innovative Companies Across a Variety of High-Growth Industries

Diversified high growth-potential industries: We target companies active in industries that support high-growth potential. Our Sponsored Growth Lending strategy is focused on the largest industry sectors where venture capital investors are active, primarily technology, healthcare, business services, financial services, and select consumer services and products in other high-growth industries. These sectors’ continued growth is supported mostly by ongoing innovation and performance improvements in specific products as well as the adoption of innovative technologies and services across virtually all industries in response to competitive pressures. Term debt has been a loan product used by many of the largest, most successful venture-backed companies.

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

Large and Growing Market for Debt Financing to Venture Capital-Backed Companies

Healthy, stable venture environment: Approximately 15,250 companies received venture capital financing in 2024, according to the Pitchbook-NVCA Venture Monitor, a quarterly report published jointly by NVCA and Pitchbook on venture capital activity (“Pitchbook-NVCA”). Despite the broader economic challenges of 2024, we anticipate the market for borrowers will gradually improve over the coming quarters. The venture debt lending market, as defined in the Q4 2024 Pitchbook-NVCA Venture Monitor, is estimated at $53.3 billion or roughly 25.5% of total U.S. venture capital deal value.

Growing pool of target companies: The time from initial venture capital investment to transaction exit of such investment, either by an initial public offering or merger and acquisition transaction, compressed slightly over the last couple of years but increased in 2024. According to the Pitchbook-NVCA Q4 2024 Venture Monitor, in 2024 the average number of years from initial venture investment to initial public offering of a U.S. venture capital-backed company was 6.3 years, and the average number of years from initial venture investment to merger and acquisition transaction was 4.6 years. Exit transactions are a small proportion of companies financed by venture capital each year. As a result, the pool of target companies has grown larger with increased demand for private capital.

Highly Fragmented, Underserved Market with High Barriers to Entry

Unfulfilled demand and limited competition: Many viable venture-backed companies have been unable to obtain sufficient growth financing from traditional lenders, such as commercial banks or asset-based finance companies, because traditional lenders normally underwrite to tangible asset values and/or operating cash flows. If such firms do provide financing, their loans normally contain financial performance covenants stipulating tangible asset coverages or setting standards of operating performance that do not apply to our target companies. Because sponsored growth lending and non-sponsored growth lending require specialized underwriting and investment structures that fit the distinct characteristics of venture-backed companies and non-sponsored growth companies, more traditional lending approaches largely do not apply to these companies. We also believe that our relationship-based approach to investing helps us to assess and manage investment risks and determine appropriate pricing for our debt investments in portfolio companies.

Competitive Advantages

We believe we are well positioned to address the market for growth lending in a manner that will result in a competitive advantage over other established sponsored growth lenders. We believe our competitive strengths and key differentiators include:

Experienced, Proven Management Team Supported by a Deep Bench of Dedicated Investment Professionals

RGC’s senior executive team, with an average of more than 34 years of experience, and our senior investment professionals, including origination and underwriting, with an average 23 years of experience, have developed a disciplined and repeatable approach to investing and managing investments in high-growth potential businesses. We believe that the experience, relationships and disciplined investment and risk management processes of RGC’s investment professionals are a competitive advantage for us.

Our President and Chief Executive Officer, David Spreng, who is also the founder and Chief Executive Officer of RGC, has a unique combination of experience as a senior executive of a $20 billion asset management firm and over 30 years as a venture capital equity and debt investor. Mr. Spreng has been a leader in applying risk management processes to investing in equity and debt of small, fast-growing, private companies. Our Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary, Thomas Raterman, has more than 30 years of corporate finance, investment banking, private equity and financial executive management experience with rapidly growing entrepreneurial companies. Greg Greifeld, Chief Investment Officer at RGC, has over 16 years of lending, venture capital, and investment management experience.

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

Provide Capital to Robust, High-Growth Venture-backed Companies

We believe we are favorably positioned within the venture lending ecosystem, targeting primarily growth focused technology and life sciences companies. We believe the technology and life sciences industries are among the most attractive industries within the venture lending space, primarily representing large, addressable markets with strong and consistent growth. According to the Q4 2024 Pitchbook NVCA Venture Monitor and Pitchbook-NVCA industry classifications, venture capital deal volume for technology totaled approximately $183.8 billion in 2024, representing a 12.0% CAGR from 2014 to 2024. Venture capital deal volume for life science totaled approximately $36.3 billion in 2024, representing a 9.6% CAGR from 2014 to 2024. We believe companies within these industries can often be characterized as having asset-light business models, attractive recurring revenue streams and strong growth trajectories.

We invest across industries to diversify risk and deliver more stable returns. The investment professionals at RGC have extensive experience investing in the industries on which we focus, including technology, healthcare, business services, financial services, and select consumer services and products in other high-growth industries. Our ability to invest across diverse industries is supported by our Sponsored Growth Lending strategy and relationships with leading venture firms, who are generally industry experts in the areas in which they invest. We are able to leverage our relationships across equity providers, lenders, and advisers to source deals within the venture industry.

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

We believe the focused and disciplined approach that RGC applies to our lending strategy enables us to deliver strong, consistent returns to our investors. As of December 31, 2024, our debt portfolio is 97.9% first lien senior secured. Of our $2.9 billion total commitments since inception, our cumulative gross loss rate, as a percentage of total commitments since inception, has been 0.94% and our net losses, as a percentage of total commitments since inception, has been 0.77%. At the point of origination, our current portfolio companies have raised on average $127.6 million of equity proceeds relative to our average commitment size of $40.6 million. To achieve this, we do not follow an "index" strategy or a narrowly focused approach, and we do not lend only to those companies that are backed by a specific set of sponsors. We believe that careful selection among many opportunities will yield the optimal portfolio results within both sponsored and non-sponsored lending opportunities - although we do expect the sponsored segment to represent the majority of the portfolio for the foreseeable future.

We maintain rigorous underwriting, monitoring and risk management processes across our portfolio, which is underpinned by our two main lending principles, first the ability to price risk and second the ability to measure and track enterprise value. Our investment process differs from many of our competitors in that we have a dedicated credit team, separate from the origination team that manages the underwriting process. Unlike many of our competitors, we underwrite the company and the loan separately and spend significant time analyzing the enterprise value of the company and potential upside from the equity component of the transaction.

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

Flexible, Opportunity-Specific Pricing and Structure

RGC’s comprehensive analysis assesses all factors and does not rely on any one criterion above or more than others. For example, we do not seek to provide financing to every early-stage company backed by top-tier venture firms, but only to those companies that, in our opinion, possess the most favorable risk and return characteristics for our investments. We seek to understand the attractiveness of each opportunity on its own merits. The quality of the venture investors involved is important, but it is only one component of our decision-making process. Within our Non-Sponsored Growth Lending strategy, we expect that many companies will have positive earnings before interest expense, income tax expenses, depreciation and amortization (“EBITDA”) but have been unable to access sufficient capital to fund current growth opportunities. We believe that gaining a comprehensive picture of an opportunity based on RGC’s defined assessment factors allows us to be more flexible, to identify price and structure inefficiencies in the debt market, better support our portfolio companies, and to maximize loan and warrant returns, while minimizing losses. In our Sponsored and Non-Sponsored Growth Lending strategies, we target our loan to be less than 25% of enterprise value at inception.

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

Competition

Our primary competitors for investments include public and private funds, other BDCs, commercial and investment banks, venture-oriented commercial banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to qualify and maintain our qualification as a RIC. We do not compete primarily on the financing terms we offer and believe that some competitors make loans with rates that are comparable to or lower than our rates. For additional information concerning the competitive risks we face, see "Risk Factors — Risks Related to Our Business and Structure — We operate in a highly competitive market for investment opportunities and we may not be able to compete effectively." in Part I, Item 1A of this Form 10 K.

Staffing

We do not currently have any employees. R. David Spreng, our President, Chief Executive Officer and Chairman of our Board of Directors, is also the founder, President and Chief Executive Officer of RGC. Thomas B. Raterman is our Chief Financial Officer, Chief Operating Officer, Treasurer, and Secretary, and serves as the Chief Financial Officer and Chief Operating Officer of RGC. Mr. Raterman performs his functions for us under the terms of our Administration Agreement. Our Board of Directors has appointed Colleen Corwell of Kroll Associates, Inc. to serve as our Chief Compliance Officer pursuant to an agreement between the Company and Kroll Associates, Inc. Ms. Corwell also serves as the Chief Compliance Officer for RGC pursuant to an agreement between RGC and Kroll Associates, Inc.

Our day-to-day investment and administrative operations are managed by RGC and our Administrator. The Investment Committee is supported by a team of additional experienced investment professionals. RGC and our Administrator may hire additional investment and administrative professionals in the future to provide services to us, based upon our needs.

In addition, we reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including rent and the allocable portion of the compensation paid to our Chief Compliance Officer and Chief Financial Officer and their respective staffs.

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

Compliance Policies and Procedures

We and RGC have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. Colleen Corwell currently serves as our Chief Compliance Officer and is responsible for administering the policies and procedures.

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
•
Disruption in the capital markets may cause unstable economic conditions. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business and operations.
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

Disruption in the capital markets may cause unstable economic conditions. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business and operations.

The capital markets have experienced extreme volatility in recent periods, and as a result, there has been and may continue to be uncertainty in the financial markets in general. Unpredictable general economic conditions may materially and adversely impact the broader financial and credit markets which could reduce the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period of time or worsen in the future.

It is difficult to predict the full impact that unstable market conditions may have on our business. The extent of such impact will depend on future developments, which are highly uncertain and current market conditions, and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•
Unstable market conditions may make it difficult to raise equity capital because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than the NAV per share without first obtaining approval for such issuance from our stockholders and our independent directors. In addition, these market conditions may make it difficult to access or obtain new indebtedness with similar terms to our existing indebtedness.
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

Further downgrades of the U.S. credit rating could negatively impact our liquidity, financial conditions and earnings and the impact of any government budgetary disruptions.

The U.S. debt ceiling and budget deficit concerns have raised the possibility of additional credit-rating downgrades and economic slowdowns in the United States and globally. Congress has passed legislation to raise the debt ceiling on several recent occasions, but there is no guarantee that any such legislation will be passed in the future. Despite such actions to suspend the debt ceiling, ratings agencies have considered lowering the long-term sovereign credit rating of the United States. Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock. In addition, disputes over the federal budget have in the past and may in the future cause the U.S. federal government to shut down for periods of time. Such adverse political and economic conditions could have a material adverse impact on our business, financial condition and results of operations.

Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.

Uncertainty and instability in global financial markets may pose a risk to our business. Financial markets have been affected at times by a number of global macroeconomic events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, the effect of the United Kingdom (the "U.K.") leaving the European Union (the "EU"), instability in the Chinese capital markets and the residual effects of the COVID-19 pandemic, such as inflation and supply chain issues. Global market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations. We cannot assure you that market disruptions in Europe and other regions or countries, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that global economic instability will not adversely impact our business. Specifically, such instability may cause sector-specific and broad-based corrections and/or downturns in the equity and credit markets. Any of the foregoing could have a significant impact on the markets in which we operate and could have a material adverse impact on our business prospects and financial condition.

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the United States and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. Specifically, the ongoing conflict between Russia and Ukraine, and the ongoing conflict in the Middle East and the resulting market volatility, could adversely affect our business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions and taken other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. These market and economic disruptions could also negatively impact the operating results of our portfolio companies.

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

Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, negatively impact us.

There has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. The current U.S. presidential administration, along with the U.S. Congress, has created significant uncertainty about the future relationship between the United States and certain other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity, and restrict our portfolio companies’ access to suppliers or customers or the cost of such goods and have a material adverse effect on their business, financial condition and results of operations, which in turn could negatively impact us.

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

We depend on the diligence, skill and investment acumen of R. David Spreng, the founder and Chief Executive Officer of RGC, along with the senior officers and other investment professionals at RGC, including Thomas Raterman, Chief Operating Officer and Chief Financial Officer, and Greg Greifeld, Chief Investment Officer at RGC. Mr. Spreng, Mr. Raterman, Mr. Greifeld and the other members of RGC’s senior management evaluate, negotiate, structure, close and monitor our investments. Our future success depends on the continued service of these members of RGC’s senior management. We cannot assure you that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with us. The loss of Mr. Spreng, Mr. Raterman, Mr. Greifeld and/or any of the other members of RGC’s senior management could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. In addition, we can offer no assurance that RGC will continue indefinitely as RGC.

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

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on our portfolio as of December 31, 2024, net of expenses. Leverage generally magnifies the return of stockholders when the portfolio return is positive and magnifies their losses when the portfolio return is negative. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio
	(Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder(1)	-29.3%	-18.7%	-8.1%	2.5%	13.1%

(1)
Assumes (i) $1.1 billion in total assets, (ii) $558.3 million in outstanding indebtedness, (iii) $514.9 million in net assets and (iv) weighted average interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs) of 7.51%.

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

Following a period of elevated interest rates to address inflation concerns, in the third quarter of 2024, the Federal Reserve cut rates for the first time since March 2020 and, most recently, cut rates in the fourth quarter of 2024. The Federal Reserve has indicated that there may be additional rate cuts in the future; however future reductions to the benchmark rate are not certain. General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, and our net asset value. Substantially all of our debt investments will have variable interest rates that reset periodically based on benchmarks such as the SOFR and Prime rates.

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

Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SOFR, to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results.

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

Venture lenders, in general, focus on a limited set of key financial performance metrics, including minimum liquidity, performance to plan, and investor abandonment, in lieu of a full set of financial performance covenants that do not meaningfully assess the risk of companies at the stage of development of companies in which venture lenders typically invest. As such, some of our loans could be considered covenant-lite by traditional lending standards. We have made and may in the future make or obtain significant exposure to covenant-lite loans, which generally are loans that do not require a borrower to comply with financial maintenance covenants, and may not include terms that allow the lender to monitor the financial performance of the borrower, including financial ratios, and declare a default if certain financial criteria are breached. While these loans may still contain other collateral protections, a covenant-lite loan may carry more risk than a covenant-heavy loan made by the same borrower as it does not require the borrower to provide affirmation that certain specific financial tests have been satisfied on a routine basis as is generally required under a covenant-heavy loan agreement. Generally, covenant-lite loans permit borrowers more opportunity to negatively impact lenders because their covenants, if any, tend to be incurrence-based, which means they are only tested and can only be breached following certain actions of the borrower, rather than by a deterioration in the borrower’s financial condition. Our investment in or exposure to a covenant-lite loan may potentially hinder our ability to reprice credit risk associated with the issuer and reduce our ability to restructure a problematic loan and mitigate potential loss. As a result, our exposure to losses may be increased, which could result in an adverse impact on our revenues, net income and net asset value.

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

As of December 31, 2024, our investments in healthcare technology represented 20.3% of our portfolio at fair value. Our investments in healthcare technology are subject to substantial risks, including, but not limited to, the risk that the laws and regulations governing the business of health care companies, and interpretations thereof, may change frequently. Current or future laws and regulations could force our portfolio companies engaged in health care, to change their policies related to how they operate, restrict revenue, change costs, change reserve levels and change business practices.

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

Risks Related to Our Conflicts of Interest

Our relationship with Oaktree may create conflicts of interest.

As of December 31, 2024, OCM Growth owned 28.9% of our outstanding common stock. Pursuant to an irrevocable proxy, the shares of our common stock held by OCM Growth must be voted in the same manner that our other stockholders vote their shares. OCM Growth has a right to nominate a member of our Board of Directors for election for so long as OCM Growth holds shares of our common stock in an amount equal to, in the aggregate, at least one-third (33.33%) of OCM Growth’s initial $125.0 million capital commitment to us, which percentage shall be determined based on the dollar value of the shares of common stock owned by OCM Growth. OCM Growth holds the right to appoint a nominee to the Board of Directors, subject to the conditions previously described, regardless of the Company's size (e.g., assets under management or market capitalization) or the beneficial ownership interests of other stockholders. Further, to the extent OCM Growth’s share ownership falls below one-third of its initial $125 million capital commitment under any circumstances, OCM Growth will no longer have the right to appoint a director nominee and will use reasonable efforts to cause such nominee to resign immediately (subject to his or her existing fiduciary duties).

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

An affiliate of the Adviser manages BC Partners Lending Corporation, Portman Ridge Finance Corporation and Logan Ridge Finance Corporation, each of which is a BDC that invests primarily in the debt and equity of privately-held middle-market companies. There may be certain investment opportunities that satisfy the investment criteria for those BDCs and us. Each of BC Partners Lending Corporation, Portman Ridge Finance Corporation and Logan Ridge Finance Corporation currently operate as distinct and separate companies and any investment in our common stock will not be an investment in any of those BDCs. In addition, certain of our independent directors serve as independent directors of those BDCs.

Additionally, affiliates of RGC manage, and may manage in the future, other vehicles with strategies that may be similar to our investment objective. Neither RGC nor its employees or affiliates are generally prohibited from raising capital for and managing other investment entities that make the same types of investments that we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities.

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

We may pay the Adviser an incentive fee on certain investments that include a deferred interest feature.

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

As of December 31, 2024, OCM Growth owned 28.9% of our total outstanding shares. Subject to applicable securities laws, including Rule 144, sales of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect the prevailing market prices for our common stock. If these sales occur, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so. We cannot predict what effect, if any, future sales of securities, or the availability of securities for future sales, will have on the market price of our common stock prevailing from time to time.

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

Under Maryland General Corporation Law (the "MGCL"), our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. We are subject to the Maryland Business Combination Act (the "Business Combination Act"), subject to any applicable requirements of the 1940 Act. Our Board has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our Board, including approval by a majority of our disinterested directors. If the resolution exempting business combinations is repealed or our Board does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act (the "Control Share Act") acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Act, the Control Share Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction. The SEC staff has rescinded its position that, under the 1940 Act, an investment company may not avail itself of the Control Share Act. As a result, we will amend our bylaws to be subject to the Control Share Act only if our Board of Directors determines it would be in our best interests.

We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our charter classifying our Board in three classes serving staggered three-year terms, authorizing our Board to classify or reclassify shares of our common stock in one or more classes or series, to cause the issuance of additional shares of our common stock, and to amend our bylaws without stockholder approval and to increase or decrease the number of shares of common stock that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing in the BDC space in recent years. While we are currently not subject to any securities litigation or stockholder activism, due to the potential volatility of our stock price and for a variety of other reasons, we may in the future become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our Board of Directors' attention and resources from our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.

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

Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to stockholders of record in the current year, the dividend will be treated for all US federal tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as "spillback dividends," that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for U.S. federal income tax. Under these spillback dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2024 until as late as December 31, 2024. If we choose to pay a spillback dividend, we will incur the nondeductible 4% U.S. federal excise tax on some or all of the distribution.

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

The central banks and, in particular, the U.S. Federal Reserve, have taken unprecedented steps to combat issues such as the economic impact of the COVID-19 pandemic and high inflation rates. It is impossible to predict if, how, and to what extent the United States and other governments may further intervene in the credit markets. Such intervention is often prompted by politically sensitive issues involving family homes, student loans, real estate speculation, credit card receivables, pandemics, etc., and could, as a result, be contrary to the actions that we may expect to be taken in response to such events.

Political uncertainty could adversely affect our business.

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

We are subject to risks associated with the use of service providers, including custodians, administrators and other agents.

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

On the other hand, we may similarly face damage to our brand or reputation if we do not adequately address differing stakeholder and regulator perspectives on ESG policies and disclosure. Some stakeholders and regulators have increasingly expressed or pursued opposing views, legislation and investment expectations with respect to ESG initiatives. This divergence increases the risk that any action or lack thereof with respect to ESG matters will be perceived negatively by at least some stakeholders and could adversely impact our reputation and business. Rules, regulations and stakeholder expectations concerning ESG matters have been subject to increased attention and shifting focus in recent years. If we do not successfully manage expectations across varied stakeholder interests, it could erode stakeholder trust, impact our reputation and constrain our investment opportunities.

We cannot predict how new tax legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Additionally, there are a number of proposals in Congress that would modify the existing U.S. tax rules. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our investors of such qualification, or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have processes in place for assessing, identifying, and managing material risks from potential unauthorized occurrences on or through our electronic information systems that could negatively impact the confidentiality, integrity, or availability of our information systems or the information held on such systems. These processes include controls, procedures, systems and tools that are designed to prevent, detect, or mitigate data loss, theft, misuse, unauthorized access, or other security incidents or vulnerabilities affecting the data. Such processes are set forth in our joint Cybersecurity Policy and Disaster Recovery Plan (collectively, the “Cybersecurity Policy”). The Cybersecurity Policy sets forth the role of the information security committee ("Information Security Committee") in preparing, implementing, and maintaining incident response procedures in consultation with senior management of the Adviser and Administrator.

Our Information Security Committee is responsible for the development and implementation of policies and technical measures to reasonably prevent security incidents. The Information Security Committee includes our Chief Financial Officer, Chief Compliance Officer and legal representative. At times we may also engage assessors, consultants, or other third parties to assist with assessing, identifying and managing cybersecurity risk. As part of our risk management process, we conduct assessment and penetration testing, including regular trainings completed by employees of RGC who provide services to us pursuant to the Advisory Agreement and Administration Agreement.

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

Holders

As of March 17, 2025, there were 38 holders of record of our common stock, which does not include stockholders for whom shares are held in nominee or “street” name.

Price Range of Common Stock

Our common stock began trading on the Nasdaq Global Select Market LLC on October 21, 2021 under the symbol "RWAY" in connection with our IPO of shares of our common stock. Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from NAV per share or at premiums that are unsustainable over the long-term are separate and distinct from the risk that our NAV per share will decrease. It is not possible to predict whether our common stock will trade at, above, or below NAV per share. See "Item 1A. Risk Factors—Risks Related to an Investment in Our Common Stock." On March 17, 2025, the last reported closing sales price of our common stock on the Nasdaq Global Select Market LLC was $10.89 per share, which represented a discount of approximately 21% to our NAV per share of $13.79 as of December 31, 2024.

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

		Price Range
Period	NAV(1)	High	Low	Premium/Discount of High Sales Price to NAV(2)	Premium/Discount of Low Sales Price to NAV(2)	Cash Distribution per Share(3)
2024
Fourth Quarter	$13.79	$10.96	$9.97	(20.5)%	(27.7)%	$0.40
Third Quarter	13.39	12.02	10.10	(10.2)	(24.6)	0.45
Second Quarter	13.14	13.25	11.57	0.8	(11.9)	0.47
First Quarter	13.36	13.67	11.56	2.3	(13.5)	0.47
2023
Fourth Quarter	$13.50	$13.24	$11.90	(2.0)%	(11.9)%	$0.46
Third Quarter	14.08	13.55	12.15	(3.8)	(13.7)	0.45
Second Quarter	14.17	12.63	10.60	(10.9)	(25.2)	0.45
First Quarter(4)	14.07	13.85	10.89	(1.6)	(22.6)	0.45

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

Stock Performance Graph

The following stock performance graph compares the cumulative stockholder return on our common stock from October 21, 2021 (the date our common stock commenced trading on the Nasdaq Global Select Market LLC) to December 31, 2024, with that of the Standard & Poor’s 500 Stock Index, the NASDAQ Financial 100 Index, and the Wells Fargo BDC Index. This graph assumes that on October 21, 2021, $100 was invested in our common stock, the Standard & Poor’s BDC Index, the NASDAQ Financial 100 Index, and the Wells Fargo BDC Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this Annual Report on Form 10-K shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

Among Runway Growth Finance Corp., the S&P 500 Index,

The NASDAQ Financial 100 Index, and the S&P BDC Index

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

We have elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the "1940 Act"). We have also elected to be treated as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). While we currently qualify and intend to qualify annually to be treated as a RIC, no assurance can be provided that we will be able to maintain our tax treatment as a RIC. If we fail to qualify for tax treatment as a RIC for any taxable year, we will be subject to U.S. federal income tax at corporate rates on any net taxable income for such year. As a BDC and a RIC, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source-of-income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our investment company taxable income and net tax-exempt interest.

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

On August 10, 2020, as amended on August 30, 2022, we, RGC, and certain other funds and accounts sponsored or managed by RGC and/or its affiliates were granted an order (the “Order”) that permits us greater flexibility than the 1940 Act permits to negotiate the terms of co-investments if our Board of Directors determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by RGC or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that the ability to co-invest with similar investment structures and accounts sponsored or managed by RGC or its affiliates provides additional investment opportunities and the ability to achieve greater diversification. Under the terms of the Order, a majority of our independent directors are required to make certain determinations in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment strategies and policies.

Portfolio Composition and Investment Activity

Portfolio Composition

As of December 31, 2024, we had investments in 57 portfolio companies, representing 23 companies in which we held debt and warrant investments, 5 companies in which we held debt investments and shares of common stock, preferred stock, or a combination with warrants, 4 companies in which we held a debt investment only, 17 companies in which we held warrant investments only, and 8 companies in which we held shares of common stock, preferred stock, equity interests only, or a combination thereof with warrants. As of December 31, 2023, we had investments in 52 portfolio companies, representing 22 companies in which we held debt and warrant investments, 3 companies in which we held debt investments and shares of common, preferred stock, or a combination with warrants, 4 companies in which we held a debt investment only, 16 companies in which we held warrant investments only, and 7 companies in which we held shares of common stock, preferred stock, or equity interests only, or a combination with warrants.

The following table shows the fair value of our investments, by asset class, as of December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024			December 31, 2023
Investments	Cost	Fair Value	% of Total Portfolio	Cost	Fair Value	% of Total Portfolio
Portfolio Investments
Senior Secured Term Loans	$966,155	$950,092	88.24%	$977,947	$964,099	90.35%
Second Lien Term Loans	20,445	20,152	1.87	14,278	14,399	1.35
Convertible Note	-	-	-	1,357	1,357	0.13
Preferred Stocks	77,247	82,641	7.67	40,602	29,838	2.80
Common Stocks	9,141	2,833	0.26	9,141	1,420	0.13
Equity Interest	6,550	6,940	0.64	950	950	0.09
Warrants	24,345	14,182	1.32	20,560	12,947	1.21
Total Investments, excluding U.S. Treasury Bills	1,103,883	1,076,840	100.00	1,064,835	1,025,010	96.06

U.S. Treasury Bill	—	—	—	42,014	41,999	3.94
Total Portfolio Investments	$1,103,883	$1,076,840	100.00%	$1,106,849	$1,067,009	100.00%

For the years ended December 31, 2024, December 31, 2023, and December 31, 2022, our debt investment portfolio had a dollar-weighted annualized yield of 14.9%, 15.8%, and 13.7%, respectively. We calculate the yield on dollar-weighted debt investments for any period measured as (1) total related investment income during the period divided by (2) the daily average of the fair value of debt investments outstanding during the period, including any debt investments on non-accrual status. As of December 31, 2024, our debt investments had a dollar-weighted average term of 58 months at origination and a dollar-weighted average remaining term of 37 months, or approximately 3.1 years. As of December 31, 2024, substantially all of our debt investments had a committed principal amount of between $6.0 million and $75.0 million and pay cash interest at annual interest rates of between 6.3% and 16.8%.

The following table shows our dollar-weighted annualized yield by investment type for the years ended December 31, 2024, December 31, 2023, and December 31, 2022:

	Fair Value(1)			Cost(2)
	Year Ended December 31,			Year Ended December 31,
	2024	2023	2022	2024	2023	2022
Investment type:
Debt investments	14.92%	15.78%	13.71%	14.62%	15.54%	13.49%
Equity interest	0.61%	2.66%	3.42%	0.42%	2.06%	3.31%
All investments	14.13%	15.20%	13.22%	13.53%	14.79%	13.00%

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

Investment Activity

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments as well as repayments and sales of existing investments. For the year ended December 31, 2024, we funded $220.4 million in 8 new portfolio companies, $5.6 million in one joint venture, and $28.1 million in 6 existing portfolio companies, net of upfront loan origination fees and refinances. We also received $224.4 million in sales and prepayments from 9 portfolio companies and $4.8 million in scheduled principal payments from two portfolio companies. There was $2.0 million in proceeds from the termination of warrants, sale of preferred stock, sale of equity interest, or sale of common stock during the year ended December 31, 2024. For the year ended December 31, 2023 we funded $82.7 million in four new portfolio companies, and $117.8 million in 14 existing portfolio companies, net of upfront loan origination fees and refinances. We also received $289.0 million in loan sales and prepayments from 12 portfolio companies and $7.3 million in scheduled principal payments from three portfolio companies. There was $44.0 thousand in proceeds from the termination of warrants, sale of preferred stock, sale of equity interest, or sale of common stock during the year ended December 31, 2023.

Portfolio Reconciliation

The following is a reconciliation of our investment portfolio, including U.S. Treasury Bills, for the years ended December 31, 2024 and 2023 (dollars in thousands):

	Year Ended December 31,
	2024	2023
Beginning investment portfolio	$1,067,009	$1,126,309
Purchases of investments	254,106	200,464
Purchases of U.S. Treasury Bills	—	76,973
PIK interest	12,265	19,924
Sales and prepayments of investments	(226,397)	(289,078)
Scheduled repayments of investments	(4,780)	(7,331)
Sales and maturities of U.S. Treasury Bills	(42,029)	(35,000)
Amortization of fixed income premiums or accretion of discounts	6,808	8,682
Net realized gain (loss) on investments	(2,939)	(18,387)
Net change in unrealized gain (loss) on investments	12,797	(15,547)
Ending investment portfolio	$1,076,840	$1,067,009

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
2

Performing at or reasonably close to plan. Acceptable business prospects, enterprise value, and financial coverage. Maintaining key covenant and payment compliance as agreed. Generally, all new loans are initially graded Category 2.

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

The following table shows the investment ratings of our debt investments at fair value as of December 31, 2024 and December 31, 2023 (dollars in thousands):

	December 31, 2024			December 31, 2023
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$27,217	2.53%	1	$—	—%	—
2	671,839	62.39	20	612,709	57.41	19
3	231,488	21.50	8	361,998	33.93	9
4	34,120	3.17	1	3,791	0.36	1
5	5,580	0.52	2	—	—	—
	$970,244	90.11%	32	$978,498	91.70%	29
Non-Accrual Status

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or upon restructuring such that the interest income is deemed to be collectible. As of December 31, 2024, we had two senior secured term loans on non-accrual status; one loan to Mingle Healthcare Solutions, Inc. with a cost basis of $5.0 million and a fair value of $2.1 million, and one loan to JobGet Holdings, Inc. (fka Snagajob, Inc.), with a cost basis of $3.8 million and a fair value of $3.4 million, which together represent 0.5% our total investment portfolio. From being placed on non-accrual status through December 31, 2024, cumulative interest of $0.7 million would be receivable from Mingle Healthcare Solutions, Inc. and was not recorded in Interest income on the Consolidated Statements of Operations. From being placed on non-accrual status through December 31, 2024, cumulative interest of $4.2 million would be receivable from JobGet Holdings, Inc. (fka Snagajob, Inc.) and $0.3 million OID would be accreted into the cost basis, for a total of $4.5 million that was not recorded in Interest income on the Consolidated Statements of Operations. As of December 31, 2024, we had reversed interest income of $0.3 million related to the senior secured term loans on non-accrual status. As of December 31, 2023, we had no loans on non-accrual status and had not written off any accrued and uncollected interest income.

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

Comparison of the Years Ended December 31, 2024, 2023 and 2022

The following table is a comparison of the results of our operations for the years ended December 31, 2024, 2023, and 2022 (dollars in thousands):

	Years Ended December 31,
	2024		2023		2022
	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)
Investment income
Interest, fee and dividend income	$144,101	$3.71	$163,721	$4.04	$107,749	$2.63
Other income	531	0.01	488	0.01	2	—
Total investment income	144,632	3.72	164,209	4.05	107,751	2.63
Operating expenses
Management fees	15,694	0.40	16,711	0.41	11,882	0.29
Incentive fees	14,579	0.38	19,046	0.47	13,183	0.32
Interest and other debt financing expenses	44,226	1.14	43,143	1.07	16,761	0.41
Professional fees	2,199	0.06	2,350	0.06	2,133	0.05
Administration agreement expenses	1,986	0.05	2,125	0.05	1,838	0.04
Insurance expense	829	0.02	1,028	0.02	1,016	0.03
Tax expense	392	0.01	664	0.02	291	0.01
Other expenses	976	0.02	867	0.02	851	0.02
Total operating expenses	80,881	2.08	85,934	2.12	47,955	1.17
Net investment income	63,751	1.64	78,275	1.93	59,796	1.46
Realized gain (loss) on investments	(2,939)	(0.08)	(18,387)	(0.45)	(1,061)	(0.03)
Net change in unrealized gain (loss) on investments	12,797	0.33	(15,547)	(0.39)	(26,485)	(0.64)
Net increase (decrease) in net assets resulting from operations	$73,609	$1.89	$44,341	$1.09	$32,250	$0.79

(1)
The basic per share figures noted above are based on weighted averages of 38,852,271, 40,509,269, and 40,971,242 shares outstanding for the years ended December 31, 2024, 2023, and 2022, respectively.

Investment Income

Our investment objective is to maximize total return to our stockholders primarily through current income on our loan portfolio, and secondarily through capital gain on our warrants and other equity positions. We intend to achieve our investment objective by investing in high growth-potential, private companies. We typically invest in senior secured loans that generally fall into two strategies: Sponsored Growth Lending and Non-Sponsored Growth Lending. We generally receive warrants and/or other equity from our investments. We expect our global loan originations will generally range from between $30-$150 million, with the Company's allocation being in the range of $20-$45 million.

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

Investment income for the year ended December 31, 2024, 2023 and 2022 was $144.6 million, $164.2 million, and $107.8 million, respectively, and includes non-recurring income of $6.2 million, $11.4 million, and $3.5 million, respectively. Non-recurring income includes, but is not limited to, acceleration of unaccreted OID, prepayment fees, and amendment fees. The decrease in investment income for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to decreased interest income and payment-in-kind interest income. The increase in investment income for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to increased interest income driven by our deployment of capital and increased market interest rates.

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
management fees and incentive fees;
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

Operating expenses for the years ended December 31, 2024, 2023 and 2022 were $80.9 million, $85.9 million, and $48.0 million, respectively. Operating expenses decreased for the year ended December 31, 2024 from the year ended December 31, 2023 primarily due to a decrease in performance-based incentive fees and management fees. Operating expenses increased for the year ended December 31, 2023 from the year ended December 31, 2022, primarily due to increased interest and other debt financing expenses, as well as increased performance-based incentive fees and management fees. Operating expenses per share for the years ended December 31, 2024, 2023 and 2022 were $2.08 per share, $2.12 per share and $1.17 per share, respectively.

Management fees for the years ended December 31, 2024, 2023, and 2022 were $15.7 million, $16.7 million, and $11.9 million, respectively. Management fees decreased for the year ended December 31, 2024 as compared to the year ended December 31, 2023 due to decreased daily average gross assets. Management fees increased for the year ended December 31, 2023 as compared to the year ended December 31, 2022, due to an increase in the daily average gross assets offset by a decrease in the base management rate from 1.6% per annum in 2022 to 1.5% per annum in 2023.

Incentive fees for the years ended December 31, 2024, 2023, and 2022 were $14.6 million, $19.0 million and $13.2 million, respectively. Incentive fees decreased for the year ended December 31, 2024 from the year ended December 31, 2023 due to an decrease in net investment income. Incentive fees increased for the year ended December 31, 2023 from the year ended December 31, 2022 due to an increase in net investment income. For the year ended December 31, 2024, $13.6 million of the incentive fees were earned and payable in cash, and $1.0 million were deferred and accrued. For the year ended December 31, 2023, $14.9 million of the incentive fees were earned and payable in cash, and $4.1 million were deferred and accrued. For the year ended December 31, 2022, $11.8 million of the incentive fees were earned and payable in cash, and $1.4 million were deferred and accrued. Incentive fees related to PIK or deferred interest are accrued and payment is deferred until such interest is collected in cash. Incentive fees per share for the years ended December 31, 2024, 2023, and 2022 were $0.38 per share, $0.47 per share, and $0.32 per share, respectively.

Net Investment Income

Net investment income for the years ended December 31, 2024, 2023 and 2022 was $63.8 million, $78.3 million, and $59.8 million, respectively. Net investment income decreased for the year ended December 31, 2024 from the year ended December 31, 2023 primarily due to a decrease in investment income resulting from a decrease in the average outstanding principal on interest-earning debt investments and declining interest rates, partially offset by decreased performance-based incentive fees and management fees. Net investment income increased for the year ended December 31, 2023 from the year ended December 31, 2022 primarily due to increased investment income earned on our portfolio investments, partially offset by increased interest and other debt financing expenses, management fees, and incentive fees. Net investment income per share for the years ended December 31, 2024, 2023 and 2022 was $1.64 per share, $1.93 per share and $1.46 per share, respectively.

Net Realized Gain (Loss) on Investments

The net realized loss on investments of $2.9 million for the year ended December 31, 2024 was attributable to losses in our senior secured term loan and convertible note to Jobget Holdings, Inc (fka Snagajob, Inc.), offset by a gain on the exercise of Dtex, Inc. warrants into preferred stock and subsequent sale. The net realized loss on investments of $18.4 million for the year ended December 31, 2023 was attributable to losses in our loan to Pivot3, Inc. that was previously on non-accrual status, as well as our warrant investments in CareCloud, Inc. and Gynesonics, Inc. The net realized loss on investments of $1.1 million for the year ended December 31, 2022 was primarily due to losses on our warrants in Aspen Group, Inc. and CareCloud, Inc. and a loss in our Pivot3 Holdings, Inc. preferred stock, offset by gains on the sale of Brilliant Earth Group, Inc. common stock.

Net Change in Unrealized Gain (Loss) on Investments

Net change in unrealized gain on investments of $12.8 million for the year ended December 31, 2024 was primarily due to an increase in the fair value of our senior secured loans to Gynesonics, Inc., our preferred stock investments in Gynesonics, Inc. and CareCloud, Inc., as well as a release of prior unrealized loss on the senior secured loan to Jobget Holdings, Inc. (fka Snagajob, Inc.), offset by decreases in fair value of our senior secured loans to Vesta Payment Solutions, Inc., Mingle Healthcare Solutions, Inc., 3PL Central LLC (dba Extensiv), Marleyspoon SE, and Blueshift Labs, Inc. Net change in unrealized loss on investments of $15.5 million for the year ended December 31, 2023 was primarily attributable to decreases in the fair value of CareCloud, Inc. and Gynesonics Inc. preferred stock, a decrease in the fair value of FiscalNote, Inc. common stock, decreases in the fair value of Aria Systems, Inc., INRIX, Inc., and ShareThis, Inc. warrants, and decreases in the fair value of our senior secured term loans to Gynesonics, Inc., FiscalNote, Inc., and

Snagajob.com Inc., offset by an increase in fair value of Route 92 Medical, Inc. senior secured term loan and a release in prior unrealized loss in our loan to Pivot 3, Inc. Net change in unrealized loss on investments of $26.5 million for the year ended December 31, 2022 was primarily due to decreases in the fair value of a senior secured loan to Pivot3, Inc., and decreases in the fair value of our common stock in Brilliant Earth Group, Inc. and Quantum Corporation.

Net Increase in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of $73.6 million for the year ended December 31, 2024, as compared to a net increase in net assets resulting from operations of $44.3 million and $32.3 million for the years ended December 31, 2023 and December 31, 2022, respectively. The increase for the year ended December 31, 2024 from the year ended December 31, 2023 is attributable to an increase net realized and unrealized gains on investments, offset by a decrease in net investment income. The net increase for the year ended December 31, 2023 from the year ended December 31, 2022 is attributable to an increase in net investment income and a decrease in net realized and unrealized gains on investments.

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

During the year ended December 31, 2024, we principally funded our operations from (i) cash receipts from interest, dividend, and fee income from our investment portfolio, (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments and (iii) net borrowings under our Credit Facility.

During the year ended December 31, 2023, we principally funded our operations from (i) cash receipts from interest, dividend, and fee income from our investment portfolio, (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments and (iii) proceeds from our 2026 Notes.

During the year ended December 31, 2022, we principally funded our operations from (i) cash receipts from interest, dividend, and fee income from our investment portfolio, (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments and (iii) net borrowings under our Credit Facility and proceeds from our 2026 and 2027 Notes.

During the year ended December 31, 2024, our operating activities provided $69.8 million of cash and cash equivalents, compared to $112.4 million provided by operating activities during the year ended December 31, 2023. The $42.7 million decrease in cash provided by operating activities from December 31, 2023 to December 31, 2024 was primarily due to a $58.2 million decrease in sales or repayments of investments and U.S. Treasury Bills and a $14.5 million decrease in net investment income, offset by a $23.3 million decrease in purchases of investments and U.S. Treasury Bills.

During the year ended December 31, 2023, our operating activities provided $112.4 million of cash and cash equivalents, compared to $359.8 million used in operating activities during the year ended December 31, 2022. The $472.3 million increase in cash flows from December 31, 2022 to December 31, 2023 was primarily due to a $345.3 million decrease in purchases of investments and U.S. Treasury Bills and a $117.5 million increase in sales and repayments of investments and U.S. Treasury Bills.

During the year ended December 31, 2024, our financing activities used $67.0 million of cash, compared to $115.2 million used in financing activities during the year ended December 31, 2023. The $48.3 million decrease in cash flows used in financing activities December 31, 2023 to December 31, 2024 was primarily due to an increase in net borrowing activity of $79.0 million, offset by an increase in share repurchases of $36.0 million.

During the year ended December 31, 2023, our financing activities used $115.2 million of cash and cash equivalents, as compared to $360.9 million provided by financing activities during the year ended December 31, 2022. The $476.1 million decrease in cash provided by financing activities was primarily due to a $518.3 million decrease in net borrowings activity offset by a decrease in repayments of reverse repurchase agreements of $44.8 million.

Available Liquidity and Capital Resources

As of December 31, 2024, we had $244.8 million in available liquidity, including $5.8 million in cash and cash equivalents, and approximately $239.0 million available under our Credit Facility, subject to borrowing base capacity. As of December 31, 2024, we had $311.0 million of secured debt outstanding under our Credit Facility, which are floating interest rate obligations and $247.3 million of unsecured debt outstanding under 2026 and 2027 Notes, which are all fixed interest rate debt obligations. Refer to "Note 7 – Borrowings" to our consolidated financial statements in Part II, Item 8 of this Form 10-K for additional discussion of our debt obligations.

Pursuant to the 1940 Act, we are permitted to incur borrowings, issue debt securities, or issue preferred stock unless, immediately after the borrowings or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock is at least 150% (at least 200% prior to June 17, 2022). As of December 31, 2024 and December 31, 2023, our asset coverage ratio was 192% and 205%, respectively.

As detailed above, our diverse and well-structured balance sheet is designed to provide a long-term focused and sustainable investment platform. Currently, we believe we have sufficient liquidity to support our near-term capital requirements.

Commitments and Obligations

Our significant contractual payment obligations relate to our borrowings and deferred incentive fees. As of December 31, 2024, we had $558.3 million of debt outstanding, none of which was due within the next year, $558.3 million within 1 to 3 years, and none due beyond 3 years. As of December 31, 2024, we had $10.1 million of deferred incentive fees, $2.6 million of which was due within the next year, $4.9 million within 1 to 3 years, and $2.6 million beyond 3 years.

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

Our unfunded commitments may be significant from time to time. As of December 31, 2024, we had a total of $176.7 million in unfunded commitments which was comprised of $147.3 million to provide debt financing to its portfolio companies and $29.4 million in unfunded commitments to provide equity financing to Runway-Cadma I LLC. Unfunded contractual commitments depend upon a portfolio company reaching certain milestones before the debt commitment is available to the portfolio company, which is expected to affect our funding levels. These commitments are subject to the same underwriting and ongoing portfolio maintenance as the on-balance sheet financial instruments that we hold. From time to time, unfunded contractual commitments may expire without being drawn and thus do not represent future cash requirements. We maintain sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded commitments should the need arise. As of December 31, 2024, we had approximately $24.8 million of available unfunded commitments eligible to be drawn based on achieved milestones. Refer to “Note 8 – Commitments and Contingencies” to our consolidated financial statements in Part II, Item 8 of this Form 10-K for a summary of unfunded commitments by portfolio company as of December 31, 2024.

The fair value of our unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations embedded in the borrowing agreements.

Repurchase Program

On February 24, 2022, our Board of Directors approved a share repurchase program (the “First Repurchase Program”) under which we were authorized to repurchase up to $25.0 million of our outstanding common stock, at management’s discretion from time to time in open-market transactions and in accordance with all applicable securities laws and regulations. We repurchased 871,345 shares in connection with the First Repurchase Program for an aggregate purchase price of $10.8 million. The First Repurchase Program expired on February 24, 2023.

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

On July 30, 2024, our Board of Directors approved a share repurchase program (the "Third Repurchase Program") under which we may repurchase up to $15.0 million of our outstanding shares of common stock, at management's discretion from time to time in open-market transactions and in accordance with all applicable securities laws and regulations. If not renewed, the Third Repurchase Program will terminate upon the earlier of (i) July 30, 2025 or (ii) the repurchase of $15.0 million of our shares of common stock. As of December 31, 2024, we had repurchased 1,199,867 shares in connection with the Third Repurchase Program for an aggregate purchase price of $12.5 million.

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

For the years ended December 31, 2024, we declared and paid dividends in the amount of $69.9 million, of which $68.7 million was distributed in cash and the remainder distributed in shares to stockholders pursuant to our dividend reinvestment plan (the "Dividend Reinvestment Plan"). For year ended December 31, 2023, we declared dividends in the amount of $73.3 million, of which $70.8 million was distributed in cash and the remainder distributed in shares to stockholders pursuant to our Dividend Reinvestment Plan. For year ended December 31, 2022, we declared dividends in the amount of $51.6 million, of which $40.7 million was distributed in cash and the remainder distributed in shares to stockholders pursuant to our Dividend Reinvestment Plan.

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. Refer to "Note 9 – Net Assets" of our consolidated financial statements in Part II, Item 8 of this Form 10-K for a summary of the distributions declared and paid since inception.

Critical Accounting Estimates

The preparation of the consolidated financial statements and related disclosures in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and revenues and expenses during the period reports. Actual results could materially differ from those estimates. For a description of our critical accounting policies, including those related to the valuation of investments and our election to be treated, and intent to qualify annually, as a RIC refer to “Note 2 – Summary of Significant Accounting Policies” to our consolidated financial statements in Part II, Item 8 of this Form 10-K . We consider the most significant accounting policies to be those related to our Fair Value Measurements and Income Taxes.

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

As of December 31, 2024, $947.1 million of par, or 96.4%, of our debt portfolio investments bore interest at variable rates, of which approximately 75.0% were based on SOFR and 25.0% were based on Prime. As a policy, any interest in excess of the cash cap, if applicable, as determined on an individual loan basis will accrue to principal and be treated as PIK interest. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase our investment income by a maximum of $17.2 million and decrease our investment income by a maximum of $11.2 million, due to certain floors, on an annual basis.

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

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments such as futures, options, SWAP contracts and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. As of December 31, 2024, we did not have any hedging instruments.

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

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Runway Growth Finance Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities of Runway Growth Finance Corp. (the "Company"), including the consolidated schedule of investments, as of December 31, 2024, the related consolidated statements of operations, changes in net assets, cash flows and financial highlights for the year then ended, and the related notes (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations, changes in net assets, cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. The financial statements of the Company as of and for the years ended December 31, 2023 and 2022 and the financial highlights for the years ended 2023, 2022, 2021, 2020, 2019, 2018, 2017 and 2016 were audited by other auditors whose report, dated March 7, 2024, expressed an unqualified opinion on those statements.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements and financial highlights based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2024, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, New York

March 20, 2025

We have served as the Company’s auditor since 2025.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Runway Growth Finance Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities of Runway Growth Finance Corp. and its subsidiary (the "Company"), including the consolidated schedule of investments, as of December 31, 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations, changes in net assets and cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2023, by correspondence with the custodians and other appropriate procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

Chicago, Illinois

March 20, 2025

We served as the Company's auditor from 2015 to January 23, 2025.

RUNWAY GROWTH FINANCE CORP.

Consolidated Statements of Assets and Liabilities

(In thousands, except share and per share data)

	December 31, 2024	December 31, 2023

Assets
Investments at fair value:
Non-control/non-affiliate investments at fair value (cost of $1,038,135 and $1,005,024, respectively)	$1,005,328	$972,604
Affiliate investments at fair value (cost of $59,198 and $58,861, respectively)	64,572	51,456
Control investments at fair value (cost of $6,550 and $950, respectively)	6,940	950
Investment in U.S. Treasury Bills at fair value (cost of $0 and $42,014, respectively)	—	41,999
Total investments at fair value (cost of $1,103,883 and $1,106,849, respectively)	1,076,840	1,067,009
Cash and cash equivalents	5,751	2,970
Interest and fees receivable	8,141	8,269
Other assets	623	905
Total assets	1,091,355	1,079,153
Liabilities
Debt:
Credit facility	311,000	272,000
2026 Notes	95,000	95,000
2027 Notes	152,250	152,250
Unamortized deferred financing costs	(5,918)	(9,172)
Total debt, less unamortized deferred financing costs	552,332	510,078
Incentive fees payable	14,106	12,500
Interest payable	7,743	6,764
Accrued expenses and other liabilities	2,305	2,740
Total liabilities	576,486	532,082
Commitments and contingencies (Note 8)
Net assets
Common stock, par value	373	414
Additional paid-in capital	557,992	605,110
Accumulated undistributed (overdistributed) earnings	(43,496)	(47,637)
Treasury stock(1)	—	(10,816)
Total net assets	$514,869	$547,071

Shares of common stock outstanding ($0.01 par value, 100,000,000 shares authorized)	37,347,428	40,509,269
Net asset value per share	$13.79	$13.50

(1) Refer to "Note 2 — Summary of Significant Accounting Policies, Repurchases of Common Stock".

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Years Ended December 31,
	2024	2023	2022
Investment income
From non-control/non-affiliate investments:
Interest income	$127,045	$136,912	$95,264
Payment-in-kind interest income	12,088	20,083	5,558
Dividend income	318	1,279	1,338
Fee income	2,231	3,342	1,383
From affiliate investments:
Interest income	2,419	2,090	5
Payment-in-kind interest income	—	—	96
Fee income	—	15	8
From control investments:
Interest income	—	—	1,112
Payment-in-kind interest income	—	—	2,985
Other income	531	488	2
Total investment income	144,632	164,209	107,751
Operating expenses
Management fees	15,694	16,711	11,882
Incentive fees	14,579	19,046	13,183
Interest and other debt financing expenses	44,226	43,143	16,761
Professional fees	2,199	2,350	2,133
Administration agreement expenses	1,986	2,125	1,838
Insurance expense	829	1,028	1,016
Tax expense	392	664	291
Other expenses	976	867	851
Total operating expenses	80,881	85,934	47,955
Net investment income	63,751	78,275	59,796
Net realized and net change in unrealized gain (loss) on investments
Net realized gain (loss) on non-control/non-affiliate investments, including U.S. Treasury Bills	(2,939)	(1,374)	939
Net realized gain (loss) on control investments	—	(17,013)	(2,000)
Net realized gain (loss) on investments, including U.S. Treasury Bills	(2,939)	(18,387)	(1,061)
Net change in unrealized gain (loss) on non-control/non-affiliate investments, including U.S. Treasury Bills	(372)	(20,491)	(18,870)
Net change in unrealized gain (loss) on affiliate investments	12,779	(4,938)	(3,476)
Net change in unrealized gain (loss) on control investments	390	9,882	(4,139)
Net change in unrealized gain (loss) on investments, including U.S. Treasury Bills	12,797	(15,547)	(26,485)
Net realized and unrealized gain (loss) on investments	9,858	(33,934)	(27,546)
Net increase (decrease) in net assets resulting from operations	$73,609	$44,341	$32,250
Net investment income per common share (basic and diluted)	$1.64	$1.93	$1.46
Net increase (decrease) in net assets resulting from operations per common share (basic and diluted)	$1.89	$1.09	$0.79
Weighted average shares outstanding (basic and diluted)	38,852,271	40,509,269	40,971,242

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Statements of Changes in Net Assets

(In thousands, except share and per share data)

	Common Stock		Treasury	Additional	Distributable
	Shares (1)	Par value	Stock (2)	Paid-in Capital	Earnings (Losses)	Total Net Assets
Balances at December 31, 2021	41,380,614	$414	$—	$606,048	$(267)	$606,195
Net investment income	—	—	—	—	59,796	59,796
Net realized gain (loss) on investments	—	—	—	—	(1,061)	(1,061)
Net change in unrealized gain (loss) on investments	—	—	—	—	(26,485)	(26,485)
Acquisition of treasury stock(2)	(871,345)	—	(10,816)	—	—	(10,816)
Refunds (payments) of offering costs	—	—	—	16	—	16
Dividends paid to stockholders	—	—	—	—	(51,593)	(51,593)
Tax reclassification	—	—	—	(290)	290	—
Balances at December 31, 2022	40,509,269	414	(10,816)	605,774	(19,320)	576,052
Net investment income	—	—	—	—	78,275	78,275
Net realized gain (loss) on investments	—	—	—	—	(18,387)	(18,387)
Net change in unrealized gain (loss) on investments	—	—	—	—	(15,547)	(15,547)
Dividends paid to stockholders	—	—	—	—	(73,322)	(73,322)
Tax reclassification	—	—	—	(664)	664	—
Balances at December 31, 2023	40,509,269	414	(10,816)	605,110	(47,637)	547,071
Net investment income	—	—	—	—	63,751	63,751
Net realized gain (loss) on investments	—	—	—	—	(2,939)	(2,939)
Net change in unrealized gain (loss) on investments	—	—	—	—	12,797	12,797
Reclassification of share repurchases(2)	—	(9)	10,816	(10,807)	—	—
Repurchase of common stock	(3,161,805)	(32)	—	(35,918)	—	(35,950)
Shares Retired	(36)	—	—	(1)	—	(1)
Dividends paid to stockholders	—	—	—	—	(69,860)	(69,860)
Tax reclassification	—	—	—	(392)	392	—
Balances at December 31, 2024	37,347,428	$373	$—	$557,992	$(43,496)	$514,869

(1) Number of shares is shown net of cumulative treasury stock repurchases of 4,033,150 shares as of December 31, 2024.

(2) Refer to "Note 2 — Summary of Significant Accounting Policies, Repurchases of Common Stock".

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net increase in net assets resulting from operations	$73,609	$44,341	$32,250
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(254,106)	(200,464)	(622,719)
Purchases of U.S. Treasury Bills	—	(76,973)	—
Payment-in-kind interest	(12,265)	(19,924)	(8,655)
Sales or repayments of investments	231,177	296,409	168,898
Sales or maturities of U.S. Treasury Bills	42,029	35,000	45,000
Net realized (gain) loss on investments	2,939	18,387	1,061
Net change in unrealized (gain) loss on investments	(12,797)	15,547	26,485
Amortization of fixed income premiums or accretion of discounts and ETP	(6,808)	(8,682)	(6,863)
Amortization of deferred financing costs	3,420	3,027	1,390
Changes in operating assets and liabilities:
(Increase) decrease in interest and fees receivable	128	497	(5,782)
(Increase) decrease in other assets	282	25	227
Increase (decrease) in incentive fees payable	1,606	3,692	2,798
Increase (decrease) in interest payable	979	543	5,972
Increase (decrease) in accrued expenses and other liabilities	(435)	1,012	92
Net cash provided by (used in) operating activities	69,758	112,437	(359,846)
Cash flows from financing activities
Payments of deferred financing costs	(166)	(1,906)	(10,172)
Borrowings under credit facility	211,000	210,000	484,000
Repayments under credit facility	(172,000)	(275,000)	(208,000)
Proceeds from 2026 Notes	—	25,000	50,000
Proceeds from 2027 Notes	—	—	152,250
Repayments of reverse repurchase agreements	—	—	(44,775)
Acquisition of treasury stock	—	—	(10,816)
Repurchase of common stock	(35,950)	—	—
Retirement of shares	(1)	—	—
Dividends paid to stockholders	(69,860)	(73,322)	(51,593)
Refunds (payments) of offering costs	—	—	16
Net cash (used in) provided by financing activities	(66,977)	(115,228)	360,910
Net increase (decrease) in cash and cash equivalents	2,781	(2,791)	1,064
Cash and cash equivalents at beginning of period	2,970	5,761	4,697
Cash and cash equivalents at end of period	$5,751	$2,970	$5,761
Supplemental and non-cash financing cash flow information:
Taxes paid	$616	$340	$1
Interest paid	37,348	38,099	7,784

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

 Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share and per share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Debt Investments
	Application Software
Airship Group, Inc.	Senior Secured	SOFR+3.75%, 9.08% floor, 3.00% PIK, 3.25% ETP	6/28/2024	6/15/2028	49,129	48,508	49,442	(10) (11) (12)
Blueshift Labs, Inc.	Senior Secured	SOFR+6.25%, 11.25% floor, 2.00% PIK, 1.50% ETP	12/19/2023	12/15/2028	26,018	25,743	23,664	(10) (11)
	Senior Secured	Bridge Loan	12/12/2024	12/15/2028	500	500	455	(23)
Circadence Corporation	Senior Secured	SOFR+9.50%, 12.26% floor, 7.50% ETP	12/20/2018	12/15/2025	23,752	25,102	20,492	(11)
FiscalNote, Inc.	Senior Secured	PRIME+5.00%, 9.00% floor, 1.00% PIK, 5.75% ETP	10/19/2020	7/15/2027	36,908	37,411	36,252	(10) (11) (12) (14)
Piano Software, Inc.	Senior Secured	SOFR+7.25%, 11.25% floor, 1.50% ETP	12/31/2024	12/31/2029	43,000	42,008	42,008	(11) (12)
Snap! Mobile, Inc.	Senior Secured	SOFR+7.50%, 12.10% floor, 3.83% ETP	9/30/2024	9/30/2028	18,000	17,511	17,511	(11) (12)
VTX Intermediate Holdings, Inc. (dba VertexOne)	Senior Secured	SOFR+7.00%, 8.00% floor, 1.00% PIK, 3.00% ETP	12/12/2024	9/24/2029	35,000	34,664	34,244	(10) (11) (12)
	Second Lien	FIXED 12.50% PIK, 31.05% ETP	12/12/2024	9/24/2029	6,000	5,749	5,749	(10) (11) (12)
	Total Application Software - 44.64%*					237,196	229,817

	Data Processing & Outsourced Services
Elevate Services, Inc.	Senior Secured	SOFR+7.50%, 12.78% floor	7/10/2023	7/10/2027	26,000	25,316	26,274	(12)
Hurricane Cleanco Limited	Senior Secured	FIXED 6.25%, 6.25% PIK	12/31/2024	11/22/2029	26,643	26,692	26,643	(5) (9) (10) (22)
Interactions Corporation	Senior Secured	SOFR+9.26%, 9.76% floor, 3.9375% ETP	6/24/2022	6/15/2027	40,000	40,347	40,238	(11) (12)
Vesta Payment Solutions, Inc.	Senior Secured	SOFR+7.00%, 9.00% floor, 5.00% ETP	11/29/2022	11/15/2026	25,000	25,465	21,747	(11)
	Total Data Processing & Outsourced Services - 22.32%*					117,820	114,902

	Electronic Equipment & Instruments
Brivo, Inc.	Senior Secured	SOFR+7.25%, 11.29% floor, 2.53% ETP	12/27/2024	12/15/2029	40,000	39,708	39,708	(11) (12)
	Total Electronic Equipment & Instruments - 7.71%*					39,708	39,708

	Healthcare Equipment
Moximed, Inc.	Senior Secured	PRIME+5.25%, 8.75% floor, 3.50% ETP	6/24/2022	7/1/2027	15,000	15,078	15,358	(11) (12)
	Total Healthcare Equipment - 2.98%*					15,078	15,358
See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

 Consolidated Schedule of Investments – (continued)

December 31, 2024

(In thousands, except share and per share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Debt Investments
	Healthcare Technology
EBR Systems, Inc.	Senior Secured	PRIME+4.90%, 8.90% floor, 4.50% ETP	6/30/2022	6/15/2027	40,000	40,037	40,511	(11) (12) (16)
Mingle Healthcare Solutions, Inc.	Senior Secured	SOFR+9.75%, 12.26% floor, 10.50% ETP	8/15/2018	12/15/2026	4,322	4,952	2,148	(11) (27)
Nalu Medical, Inc.	Senior Secured	PRIME+2.70%, 6.70% floor, 2.00% PIK, 4.50% ETP	10/12/2022	10/12/2027	20,902	21,047	21,431	(10) (11) (12)
Onward Medical, N.V.	Senior Secured	SOFR+6.50%, 10.75% floor, 2.50% ETP	6/28/2024	6/15/2028	17,088	16,682	16,786	(8) (9) (11) (12) (17)
Route 92 Medical, Inc.	Senior Secured	SOFR+8.48%, 8.98% floor, 3.95% ETP	8/17/2021	7/1/2026	35,000	34,983	35,682	(11) (12)
SetPoint Medical Corporation	Senior Secured	SOFR+5.75%, 9.00% floor, 4.00% ETP	12/29/2022	12/1/2027	25,000	25,236	25,817	(11) (12)
	Total Healthcare Technology - 27.65%*					142,937	142,375

	Human Resource & Employment Services
JobGet Holdings, Inc. (fka Snagajob, Inc.)	Senior Secured	SOFR+8.50% PIK, 9.00% floor	9/29/2021	11/15/2025	3,732	3,774	3,431	(10) (27)
	Total Human Resource & Employment Services - 0.67%*					3,774	3,431

	Internet & Direct Marketing Retail
Madison Reed, Inc.	Senior Secured	PRIME+4.75%, 11.00% floor, 11.00% cash cap, 3.00% ETP	12/16/2022	12/16/2026	16,234	16,235	16,383	(10) (11) (12)
Marley Spoon SE	Senior Secured	SOFR+8.50% PIK, 9.26% floor, 1.00% ETP	6/30/2021	6/15/2027	38,809	38,807	34,120	(6) (9) (10) (11) (18)
	Total Internet & Direct Marketing Retail - 9.81%*					55,042	50,503

	Internet Software and Services
Bombora, Inc.	Senior Secured	SOFR+4.75%, 6.75% floor, 3.25% PIK, 0.96% ETP	12/26/2023	1/15/2028	28,911	28,876	29,058	(10) (11) (12)
CarNow, Inc.	Senior Secured	SOFR+7.25%, 11.75% floor, 1.60% ETP	3/22/2024	3/22/2029	20,000	17,791	17,658	(11) (12)
Skillshare, Inc.	Senior Secured	SOFR+6.50%, 10.72% floor, 3.00% ETP	11/8/2022	11/8/2026	27,600	27,875	27,555	(11) (12)
Synack, Inc.	Senior Secured	SOFR+7.00%, 11.07% floor, 1.00% ETP	12/29/2023	12/29/2028	42,500	42,331	42,520	(11) (12)
Zinnia Corporate Holdings, LLC	Senior Secured	SOFR+8.00%, 10.00% floor	9/23/2024	9/21/2029	40,000	39,244	39,244	(12)
	Total Internet Software and Services - 30.31%*					156,117	156,035

	Property & Casualty Insurance
Kin Insurance, Inc.	Senior Secured	PRIME+6.25%, 12.50% floor, 3.30% ETP	9/26/2022	9/15/2026	75,000	75,912	76,626	(11) (12)
	Total Property & Casualty Insurance - 14.88%*					75,912	76,626

	System Software
3PL Central LLC (dba Extensiv)	Senior Secured	SOFR+4.50%, 6.50% floor, 2.50% PIK, 2.34% ETP	11/9/2022	11/9/2027	72,205	72,307	69,262	(10) (11) (12)
Linxup, LLC	Senior Secured	PRIME+3.25%, 11.75% floor, 2.25% ETP	11/3/2023	11/15/2027	30,000	29,779	30,607	(11) (12)
Dejero Labs Inc.	Second Lien	SOFR+8.00%, 8.50% floor, 2.00% PIK, 3.00% ETP	12/22/2021	12/22/2025	14,463	14,696	14,403	(7) (9) (10) (11) (12)
	Total System Software - 22.19%*					116,782	114,272

Total Debt Investments - 183.16%*						960,366	943,027

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

 Consolidated Schedule of Investments – (continued)

December 31, 2024

(In thousands, except share and per share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Equity Investments
	Advertising
Minute Media Inc.	Equity	Preferred Stock	12/13/2023	N/A	1,039	120	136	(5) (9) (13)
	Equity	Common Stock	12/13/2023	N/A	136	16	16	(5) (9) (13)
	Total Advertising - 0.03%*					136	152

	Application Software
Aria Systems, Inc.	Equity	Series G Preferred Stock	7/10/2018	N/A	289,419	250	263	(13)
FiscalNote, Inc.	Equity	Common Stock	10/19/2020	N/A	230,881	438	247	(13) (14) (19)
VTX Holdings, LLC	Equity	Series C Preferred Units	12/12/2024	N/A	3,015,219	143	143	(13)
	Total Application Software - 0.13%*					831	653

Healthcare Technology
CareCloud, Inc.	Equity	11% Series A Cumulative Redeemable Perpetual Preferred Stock	1/8/2020	N/A	462,064	12,132	9,181	(15) (19)
	Total Healthcare Technology - 1.78%*					12,132	9,181

	Human Resource & Employment Services
JobGet Holdings, Inc. (fka Snagajob, Inc.)	Equity	Series C-1 Preferred Stock	11/15/2024	N/A	389,048	36,502	35,563	(13) (29)
	Equity	Series C-2 Preferred Stock	11/15/2024	N/A	16,963	—	—	(13) (29)
	Total Human Resource & Employment Services - 6.91%*					36,502	35,563

	Internet & Direct Marketing Retail
Marley Spoon SE	Equity	Common Stock	7/7/2023	N/A	46,004	410	43	(6) (9) (13) (18) (19) (22)
	Total Internet & Direct Marketing Retail - 0.01%*					410	43

	Technology Hardware, Storage & Peripherals
Quantum Corporation	Equity	Common Stock	8/13/2021	N/A	22,986	2,607	1,239	(9) (13) (15) (19)
zSpace, Inc.	Equity	Common Stock	12/31/2020	N/A	81,046	1,119	1,288	(13)
	Total Technology Hardware, Storage & Peripherals - 0.49%*					3,726	2,527

Total Equity Investments - 9.35%*						53,737	48,119

Warrants
	Application Software
3DNA Corp. (dba NationBuilder)	Warrants	Series C-1 Preferred Stock	12/28/2018	12/28/2028	273,164	104	—	(13)
Airship Group, Inc.	Warrants	Series F Preferred Stock	6/28/2024	6/28/2034	519,313	414	499	(13)
Aria Systems, Inc.	Warrants	Series G Preferred Stock	6/29/2018	6/29/2028	2,387,705	1,048	1,159	(13)
Blueshift Labs, Inc.	Warrants	Success fee	12/19/2023	N/A	N/A	167	188	(13) (21)
Circadence Corporation	Warrants	Series A-6 Preferred Stock	12/20/2018	12/20/2028	1,538,462	3,630	298	(13)
	Warrants	Series A-6 Preferred Stock	10/31/2019	10/31/2029	384,615	846	54	(13)
	Warrants	Success fee	12/21/2023	N/A	N/A	304	13	(13) (21)
FiscalNote, Inc.	Warrants	Earnout	7/29/2022	7/29/2027	N/A	127	8	(13) (14) (21)
Piano Software, Inc.	Warrants	Series D Preferred Stock	12/31/2024	12/31/2034	119,978	348	348	(13)
Snap! Mobile, Inc.	Warrants	Series B Preferred Stock	9/30/2024	9/30/2034	19,140	345	394	(13)
	Total Application Software - 0.58%*					7,333	2,961

	Asset Management & Custody Banks
Betterment Holdings, Inc.	Warrants	Common Stock	10/6/2023	10/6/2033	7,680	35	64	(13)
	Warrants	Common Stock	10/6/2023	10/6/2033	9,818	40	74	(13)
	Total Asset Management & Custody Banks - 0.03%*					75	138

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

 Consolidated Schedule of Investments – (continued)

December 31, 2024

(In thousands, except share and per share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants
	Biotechnology
Mustang Bio, Inc.	Warrants	Common Stock	3/4/2022	3/4/2032	49,869	315	4	(13) (15)
TRACON Pharmaceuticals, Inc.	Warrants	Common Stock	9/2/2022	9/2/2032	7,538	226	—	(13)
	Total Biotechnology - 0.00%*					541	4

	Computer & Electronics Retail
Massdrop, Inc.	Warrants	Series B Preferred Stock	7/22/2019	7/22/2029	848,093	183	—	(13)
	Total Computer & Electronics Retail - 0.00%*					183	—

	Data Processing & Outsourced Services
Elevate Services, Inc.	Warrants	Series C Preferred Stock	7/10/2023	7/10/2033	248,997	447	398	(13)
	Warrants	Series C Preferred Stock	7/17/2024	7/17/2034	74,700	118	119	(13)
Interactions Corporation	Warrants	Common Stock	6/24/2022	6/24/2032	189,408	219	13	(13)
Predactiv, Inc. (fka Sharethis, Inc.)	Warrants	Series D-3 Preferred Stock	12/3/2018	12/3/2028	647,615	2,162	90	(13)
	Total Data Processing & Outsourced Services - 0.12%*					2,946	620

	Electronic Equipment & Instruments
Brivo, Inc.	Warrants	Series A-2 Preferred Stock	10/20/2022	10/20/2032	201,000	98	269	(13)
	Warrants	Series A-2 Preferred Stock	12/27/2024	12/27/2034	32,109	43	43	(13)
Epic IO Technologies, Inc.	Warrants	Success fee	12/17/2021	12/17/2028	N/A	505	334	(13) (21)
	Total Electronic Equipment & Instruments - 0.13%*					646	646

	Healthcare Equipment
Moximed, Inc.	Warrants	Series C Preferred Stock	6/24/2022	6/24/2032	214,285	175	24	(13)
	Total Healthcare Equipment - 0.00%*					175	24

	Healthcare Technology
Allurion Technologies, Inc.	Warrants	Common Stock	3/30/2021	3/30/2031	132,979	282	1	(13) (14) (28)
	Warrants	Common Stock	6/14/2022	3/30/2031	46,256	141	—	(13) (14) (28)
	Warrants	Common Stock	9/15/2022	9/15/2032	46,256	144	—	(13) (14) (28)
	Warrants	Earnout	8/2/2023	8/1/2028	N/A	—	—	(13) (14) (21) (28)
EBR Systems, Inc.	Warrants	Success fee	6/30/2022	6/30/2032	N/A	605	617	(13) (16) (21)
Mingle Healthcare Solutions, Inc.	Warrants	Series CC Preferred Stock	8/15/2018	8/15/2028	1,770,973	492	—	(13)
Nalu Medical, Inc.	Warrants	Series D-2 Preferred Stock	10/12/2022	10/12/2032	91,717	173	70	(13)
Onward Medical, N.V.	Warrants	Common Stock	6/28/2024	9/26/2034	165,338	340	417	(8) (9) (13) (17) (22)
Route 92 Medical, Inc.	Warrants	Success fee	8/17/2021	8/17/2031	N/A	835	784	(13) (21)
SetPoint Medical Corporation	Warrants	Series B Preferred Stock	6/29/2021	6/29/2031	400,000	14	223	(13)
	Warrants	Series B Preferred Stock	12/29/2022	12/29/2032	600,000	74	334	(13)
VERO Biotech LLC	Warrants	Success fee	12/29/2020	12/29/2025	N/A	377	114	(13) (21)
	Total Healthcare Technology - 0.50%*					3,477	2,560

	Human Resource & Employment Services
CloudPay, Inc.	Warrants	Series B Preferred Stock	6/30/2020	6/30/2030	11,273	218	1,343	(5) (9) (13)
	Warrants	Series D Preferred Stock	8/17/2021	8/17/2031	3,502	52	89	(5) (9) (13)
	Warrants	Series D Preferred Stock	9/26/2022	9/26/2032	5,252	176	134	(5) (9) (13)
JobGet Holdings, Inc. (fka Snagajob, Inc.)	Warrants	Series B-1 Preferred Stock	9/29/2021	9/29/2031	763,269	343	—	(13)
	Total Human Resource & Employment Services - 0.30%*					789	1,566

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

 Consolidated Schedule of Investments – (continued)

December 31, 2024

(In thousands, except share and per share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants
	Internet & Direct Marketing Retail
Madison Reed, Inc.	Warrants	Success fee	12/16/2022	N/A	N/A	209	183	(13) (21)
	Total Internet & Direct Marketing Retail - 0.04%*					209	183

	Internet Software and Services
Bombora, Inc.	Warrants	Common Stock	3/31/2021	3/31/2031	121,581	174	135	(13)
	Warrants	Common Stock	12/26/2023	12/26/2033	48,632	43	54	(13)
CarNow, Inc.	Warrants	Common Stock	3/22/2024	3/22/2034	200,000	2,400	2,825	(13)
Fidelis Cybersecurity, Inc.	Warrants	Common Stock	3/25/2022	3/25/2032	N/A	79	—	(13) (20)
INRIX, Inc.	Warrants	Common Stock	7/26/2019	7/26/2029	150,804	522	344	(13)
JWP Holdco LLC (fka Longtail Ad Solutions, Inc.)	Warrants	Common Units	12/12/2019	12/12/2029	167,827	47	158	(13)
Skillshare, Inc.	Warrants	Success fee	11/8/2022	N/A	N/A	301	367	(13) (21)
Synack, Inc.	Warrants	Common Stock	12/29/2023	6/30/2032	124,215	158	186	(13)
	Total Internet Software and Services - 0.79%*					3,724	4,069

	Property & Casualty Insurance
Kin Insurance, Inc.	Warrants	Series D-3 Preferred Stock	9/26/2022	9/26/2032	62,364	426	285	(13)
	Total Property & Casualty Insurance - 0.06%*					426	285

	Specialized Consumer Services
AllClear ID, Inc.	Warrants	Common Stock	8/31/2017	8/31/2027	523,893	1,053	—	(13)
	Warrants	Common Stock	10/17/2018	8/31/2027	346,621	697	—	(13)
Credit Sesame, Inc.	Warrants	Common Stock	1/7/2020	1/7/2030	191,601	425	365	(13)
	Total Specialized Consumer Services - 0.07%*					2,175	365

	System Software
Dejero Labs Inc.	Warrants	Common Stock	5/31/2019	5/31/2029	333,621	192	177	(7) (9) (13)
Linxup, LLC	Warrants	Success fee	11/3/2023	11/3/2033	N/A	253	201	(13) (21)
Scale Computing, Inc.	Warrants	Common Stock	3/29/2019	3/29/2029	9,665,667	346	—	(13)
	Total System Software - 0.07%*					791	378

	Technology Hardware, Storage & Peripherals
RealWear, Inc.	Warrants	Series A Preferred Stock	10/5/2018	10/5/2028	112,451	136	206	(13)
	Warrants	Series A Preferred Stock	12/28/2018	12/28/2028	22,491	25	41	(13)
	Warrants	Series A Preferred Stock	6/27/2019	6/27/2029	123,894	381	136	(13)
	Total Technology Hardware, Storage & Peripherals - 0.07%*					542	383

Total Warrants - 2.76%*						24,032	14,182

Total Non-Control/Non-Affiliate Investments - 195.27%*						1,038,135	1,005,328
See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

 Consolidated Schedule of Investments – (continued)

December 31, 2024

(In thousands, except share and per share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Affiliate Investments								(25)
Debt Investments
	Healthcare Technology
Gynesonics, Inc.	Senior Secured	SOFR+8.75%, 8.00% ceiling, 5.00% ETP	3/1/2023	11/30/2026	25,595	26,234	27,217	(11) (12)
	Total Healthcare Technology - 5.29%*					26,234	27,217

Total Debt Investments - 5.29%*						26,234	27,217

Equity Investments
	Application Software
Coginiti Corp	Equity	Common Stock	3/9/2020	N/A	1,040,160	4,551	—	(13)
	Total Application Software - 0.00%*					4,551	—

	Healthcare Technology
Gynesonics, Inc.	Equity	Series A-2 Preferred Stock	3/1/2023	N/A	3,266,668	25,000	25,000	(13) (30)
	Equity	Series A-1 Preferred Stock	10/24/2023	N/A	3,100,000	3,100	12,355	(13) (30)
	Total Healthcare Technology - 7.26%*					28,100	37,355

Total Equity Investments - 7.26%*						32,651	37,355

Warrants
	Application Software
Coginiti Corp	Warrants	Common Stock	3/9/2020	3/9/2030	811,770	—	—	(13)
	Total Application Software - 0.00%*					—	—

	Healthcare Technology
Gynesonics, Inc.	Warrants	Success fee	3/1/2023	3/1/2030	N/A	313	—	(13) (21)
	Total Healthcare Technology - 0.00%*					313	—

Total Warrants - 0.00%*						313	—

Total Affiliate Investments - 12.55%*						59,198	64,572

Control Investments								(26)
Equity Investments
	Data Processing & Outsourced Services
Pivot3, Inc.	Equity	Equity Interest	12/31/2023	N/A	N/A	950	1,198	(24)
	Total Data Processing & Outsourced Services - 0.23%*					950	1,198

	Multi-Sector Holdings
Runway-Cadma I LLC	Equity	Equity Interest	3/6/2024	N/A	N/A	5,600	5,742	(9)
	Total Multi-Sector Holdings - 1.12%*					5,600	5,742

Total Equity Investments - 1.35%*						6,550	6,940

Total Control Investments - 1.35%*						6,550	6,940

Total Investments - 209.17%*						$1,103,883	$1,076,840

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

 Consolidated Schedule of Investments – (continued)

December 31, 2024

(1)

Disclosures of interest rates on notes include cash interest rates and payment-in-kind ("PIK") interest rates, as applicable. Unless otherwise indicated, all of the Company's variable interest debt instruments bear interest at a rate determined by reference to the U.S. Prime Rate ("PRIME") or the 1-month or 3-month Secured Overnight Financing Rate ("SOFR"). At December 31, 2024, the U.S. Prime Rate was 7.50%, the 1-Month SOFR was 4.33%, and the 3-Month SOFR was 4.31%.

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

(3)	Investments are held at Fair Value net of the Fair Value of Unfunded Commitments. Refer to "Note 8 – Commitments and Contingencies" for additional detail.
(4)	All portfolio companies are domiciled in the United States, unless otherwise noted.
(5)	Portfolio company is domiciled in the United Kingdom. Fair value of United-Kingdom-domiciled investments represents 5.51% of net assets.
(6)	Portfolio company is domiciled in Germany. Fair value of Germany-domiciled investments represents 6.64% of net assets.
(7)	Portfolio company is domiciled in Canada. Fair value of Canadian-domiciled investments represents 2.83% of net assets.
(8)	Portfolio company is domiciled in the Netherlands. Fair value of Dutch-domiciled investments represents 3.34% of net assets.
(9)

Investment is not a qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. The fair value of non-qualifying assets represents 9.28% of total assets as of December 31, 2024. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying assets until such time as it complies with the requirements of Section 55(a).

(10)	Represents a PIK security. PIK interest will be accrued and paid at maturity. For any investments denoting a "cash cap", any interest above such cap will be recorded as PIK interest.
(11)	Disclosures of end-of-term payments ("ETP") are one-time payments stated as a percentage of principal amount.
(12)	The investment is an eligible loan investment in the collateral under the Credit Facility (as defined in "Note 7 – Borrowings").
(13)	Investments are non-income producing.
(14)	Portfolio company is publicly traded and listed on NYSE.
(15)	Portfolio company is publicly traded and listed on NASDAQ.
(16)	Portfolio company is publicly traded and listed on ASX.
(17)	Portfolio company is publicly traded and listed on Euronext.
(18)	Portfolio company is publicly traded and listed on ETR.
(19)	Investment is not a "restricted security" under the Securities Act.
(20)	The warrant count is based upon a percentage of ownership of Fidelis Cybersecurity, Inc.
(21)	Investment is either a cash success fee payable or earnout of shares based on the consummation of certain trigger events.
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

(23)

Investment represents a security with a tiered fee that increases quarterly, dependent upon the timing of repayment. Such fees are recorded in "Fee income" on the Consolidated Statements of Operations.

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

(26)	Control portfolio company, as defined under the 1940 Act, in which the Company owns more than 25% of the investment’s voting securities or has greater than 50% representation on its board.
(27)	Investment is on non-accrual status as of December 31, 2024 and is therefore considered non-income producing.
(28)	Sale of equity security is subject to a lock-up period until January 22, 2025.
(29)	JobGet Holdings, Inc. (fka Snagajob, Inc.) has the right of first refusal on sale of preferred stock.
(30)	Gynesonics, Inc. has the right of first refusal on sale of preferred stock.
*	Fair value as a percentage of net assets.

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

RUNWAY GROWTH FINANCE CORP.

Notes to Consolidated Financial Statements as of December 31, 2024

Note 1 — Organization

Runway Growth Finance Corp. (the "Company"), is a Maryland corporation that was formed on August 31, 2015. On August 18, 2021, the Company changed its name to "Runway Growth Finance Corp." from "Runway Growth Credit Fund Inc." The Company is an externally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). In addition, the Company has elected to be treated, currently qualifies, and intends to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").

The Company was formed primarily to lend to, and selectively invest in, high growth-potential companies in technology, healthcare, business services, financial services, select consumer services and products in other high-growth industries. The Company’s investment objective is to maximize its total return to its stockholders primarily through current income on its loan portfolio, and secondarily through capital gain (loss) on its warrants and other equity positions. The Company’s investment activities are managed by its external investment adviser, Runway Growth Capital LLC ("RGC"). On January 30, 2025, RGC was acquired by certain private investment funds advised by BC Partners Credit and Mount Logan Capital Inc. pursuant to its minority investment (the "BCP Transaction"). The Company’s administrator, Runway Administrator Services LLC (the "Administrator") is a wholly owned subsidiary of RGC and provides administrative services necessary for the Company to operate.

On October 25, 2021, the Company closed its initial public offering ("IPO"), issuing 6,850,000 shares of its common stock at a public offering price of $14.60 per share. Net of underwriting fees and offering costs, the Company received net proceeds of $93.0 million. The Company's common stock began trading on the Nasdaq Global Select Market LLC ("NASDAQ") on October 21, 2021 under the symbol “RWAY”.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in conformity with U.S. Generally Accepted Accounting Principles ("U.S. GAAP") and pursuant to the requirements for reporting on Form 10‑K and in compliance with Regulation S-X under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is an investment company following the specialized accounting and reporting guidance specified in the Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification ("ASC") Topic 946, Financial Services — Investment Companies ("ASC 946").

Certain items in the December 31, 2023 and December 31, 2022 consolidated financial statements have been reclassified to conform to the December 31, 2024 presentation with no effect on the "Net increase (decrease) in net assets resulting from operations" on the Consolidated Statements of Operations, and no effect to the "Net increase (decrease) in cash and cash equivalents" on the Consolidated Statements of Cash Flows.

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

The Company’s consolidated operations include the activities of its wholly owned subsidiary, P3 Holdco LLC ("P3 Holdco") and P3 Holdco’s wholly owned subsidiary Pivot3, Inc. P3 Holdco is controlled by the Company and serves to facilitate the Company’s investment in Pivot 3, Inc., and therefore is consolidated in accordance with ASC 946. The subsidiaries are consolidated and included in the Company’s consolidated financial statements and the assets of Pivot3, Inc. are recorded at fair value. All intercompany balances and transactions have been eliminated. The Company does not consolidate Runway-Cadma I LLC (the "JV") because it does not hold a majority of the ownership or economic interests of the JV and the Company's representatives do not comprise the majority of the board of managers of the JV. The JV is accounted for as a portfolio investment of the Company held at fair value and not included as a consolidated subsidiary in the Company's financial statements. Refer to the Consolidated Schedule of Investments for the Company’s equity interests in Pivot3, Inc. and the JV as of December 31, 2024 and December 31, 2023.

In accordance with Rule 3-09 of Regulation S-X, as amended, the Company must determine which of its unconsolidated controlled subsidiaries, if any, are considered “significant subsidiaries.” In evaluating these unconsolidated controlled subsidiaries, there are two significance tests utilized per Rule 1-02(w) of Regulation S-X to determine if any of the Company’s investments or unconsolidated controlled subsidiaries are considered significant: the investment test and the income test. As of December 31, 2024, and December 31, 2023, none of the Company’s investments or unconsolidated controlled subsidiaries met either of these two significance tests.

Transfers of Financial Assets

The Company follows the guidance in ASC Topic 860, Transfers and Servicing ("ASC 860"), when accounting for transferred financial assets such as debt and equity assignments. Such guidance requires an assignment to meet the definition of a "participating interest", as defined in the guidance, and the following conditions to be met in order for sale treatment to be allowed:

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

Runway-Cadma I LLC

As announced on March 7, 2024, effective March 6, 2024, the Company entered into a joint venture agreement with Cadma Capital Partners LLC ("Cadma") to create and co-manage the JV. The JV may invest in secured loans to growth-stage companies that have been originated by the Company. The Company and Cadma have equal ownership of the JV and each committed to provide $35.0 million of the total $70.0 million in equity capital. All portfolio decisions and generally all other actions with respect to the JV must be approved by the board of managers of the JV, consisting of an equal number of representatives of the Company and Cadma. Capital contributions are called from the Company and Cadma on a pro-rata basis based on their total capital commitments. For more information, refer to "Note 3 – Related Parties."

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

Cash and Cash Equivalents

Cash consists solely of funds deposited with financial institutions, while cash equivalents consist of short-term liquid investments in money market funds. Cash and cash equivalents are carried at cost, which approximates fair value. As of December 31, 2024, the Company had $4.0 million invested in money market funds. As of December 31, 2023, the Company did not have any cash invested in money market funds. Dividends earned from money market funds are recorded in "Other income" on the Consolidated Statements of Operations.

Debt and Deferred Financing Costs

The debt of the Company is carried at amortized cost on the Consolidated Statements of Assets and Liabilities, which is comprised of the principal amount borrowed, net of unamortized debt financing costs. Debt financing costs ("DFC") are fees and other direct incremental costs incurred by the Company in relation to debt financing and are amortized over the life of the related debt instrument or the life of the cost's respective service, if shorter, using the straight-line method, which closely approximates the effective yield method. Amortization of such debt financing costs and interest expense on the outstanding principal balance are recorded in "Interest and other debt financing expenses" on the Consolidated Statements of Operations. Debt financing costs that have not yet been amortized are recorded as "Unamortized deferred financing costs" on the Consolidated Statements of Assets and Liabilities. To the extent there are no outstanding borrowings, the deferred financing costs are presented as an asset on the Consolidated Statements of Assets and Liabilities. Accrued but unpaid interest is included within "Interest payable" on the Consolidated Statements of Assets and Liabilities. For more information, refer to “Note 7 – Borrowings.”

Investment Transactions and Related Investment Income

The Company’s investment portfolio generates interest, fee, and dividend income. The Company records interest income on an accrual basis, recognizing income as earned in accordance with the contractual terms of the loan agreement, to the extent that such amounts are expected to be collected. The cost of each debt investment is adjusted for any discounts, premiums, upfront fees, and carve-outs representing the value of detachable equity, warrants, or another asset obtained in conjunction with the acquisition of debt investments (collectively "OID"), as well as any contractual end of term payments ("ETP"). The OID and ETP are capitalized into the adjusted cost basis and recorded as interest income over the term of the loan as a yield enhancement following the effective interest method. Upon prepayment of a debt investment, any unamortized OID and ETP is recorded as interest income and any prepayment penalties are recorded as fee income. Upon amending terms of an existing investment, any amendment fees charged are recorded as fee income. Fee income may also include income from bridge loans.

The Company currently holds, and expects to hold in the future, some investments in its portfolio with payment-in-kind ("PIK") interest provisions. PIK interest is computed at the contractual rate specified in each loan agreement and is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount of income the Company is required to distribute to stockholders to maintain its qualification as a RIC for U.S. federal income tax purposes. For the years ended December 31, 2024, December 31, 2023, and December 31, 2022, approximately 8.4%, 12.2%, and 8.0%, respectively, of the Company’s total investment income was attributable to non-cash PIK interest.

Dividend income is recorded on an accrual basis to the extent that such amounts are payable and expected to be collected. Dividend income is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Interest income, if any, adjusted for amortization of market premium and accretion of OID and ETP, is recorded on an accrual basis to the extent that the Company expects to collect such amounts.

Security transactions, if any, are recorded on a trade-date basis. Realized gains or losses from the repayment or sale of investments are measured using the specific identification method. The Company reports changes in fair value of investments from the prior period as a component of "Net change in unrealized gain (loss) on investments" on the Consolidated Statements of Operations.

Non-Accrual Investments

Debt investments are placed on non-accrual status when principal, interest, and other obligations become materially past due or when it is probable that principal, interest, or other obligations will not be collected in full. At the point of non-accrual, the Company will cease recognizing interest income on the debt investment until all principal and interest due have been paid or the Company believes the borrower has demonstrated the ability to repay its current and future contractual obligations. Additionally, any OID and ETP associated with the debt investment is no longer accreted to interest income as of the date the loan is placed on non-accrual status. Any payments received on non-accrual loans are first applied to principal prior to recovery of any foregone interest or ETP. Non-accrual loans are restored to accrual status when past due principal or interest are paid, and, in management’s judgment are likely to remain current. The Company may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection such that the Company will be made whole on the investment, inclusive of interest and ETP.

As of December 31, 2024, the Company had two senior secured term loans on non-accrual status; one loan to Mingle Healthcare Solutions, Inc. with a cost basis of $5.0 million and a fair value of $2.1 million, and one loan to JobGet Holdings, Inc. (fka Snagajob, Inc.), with a cost basis of $3.8 million and a fair value of $3.4 million, which together represent 0.5% the Company's total investment portfolio. From being placed on non-accrual status through December 31, 2024, cumulative interest of $0.7 million would be receivable from Mingle Healthcare Solutions, Inc. and was not recorded in Interest income on the Consolidated Statements of Operations. From being placed on non-accrual status through December 31, 2024, cumulative interest of $4.2 million would be receivable from JobGet Holdings, Inc. (fka Snagajob, Inc.) and $0.3 million OID and ETP would be accreted into the cost basis, for a total of $4.5 million that was not recorded in Interest income on the Consolidated Statements of Operations. As of December 31, 2024, the Company had reversed interest income of $0.3 million related to the senior secured term loans on non-accrual status. As of December 31, 2023, the Company had no loans on non-accrual status and had not written off any accrued and uncollected interest income.

Fair Value Measurements

The Company measures the value of its financial instruments at fair value in accordance with ASC Topic 820, Fair Value Measurements and Disclosure (“ASC 820”), issued by the FASB. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company's investment portfolio is reported at fair value on the Consolidated Statements of Assets and Liabilities. All assets and liabilities approximate fair value on the Consolidated Statements of Assets and Liabilities, with the exception of the Company’s borrowings, which are reported at amortized cost. For more information on financial instruments reported at cost, refer to "Note 5 – Fair Value of Financial Instruments."

ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. ASC 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation. In accordance with ASC 820, these inputs are summarized in the three levels listed below:

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

Under ASC 820, the fair value measurement also assumes that the transaction to sell an asset or liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset, which may be a hypothetical market, and excludes transaction costs. The principal market for any asset or liability is the market with the greatest volume and level of activity for such asset or liability in which the reporting entity would or could sell or transfer the asset or liability. In determining the principal market for an asset or liability under ASC 820, it is assumed that the reporting entity has access to such market as of the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable and willing and able to transact.

Rule 2a-5 under the 1940 Act established additional requirements for determining the fair value of the Company's investments in good faith for purposes of the 1940 Act. Rule 2a-5 permits boards, in compliance with certain conditions, to designate certain parties to perform fair value determinations, subject to board oversight. Rule 2a-5 also defines when market quotations are "readily available" for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. Rule 31a-4 under the 1940 Act established additional recordkeeping requirements related to fair value determinations. Although the Company adopted certain revisions to its valuation policies and procedures to comply with Rule 2a-5 and Rule 31a-4, the Company's board of directors (the "Board of Directors") has not elected to designate a valuation designee.

Investment Valuation Techniques

With respect to investments for which market quotations are not readily available, the Company undertakes a multi-step valuation process each quarter, as described below:

•
The quarterly valuation process begins with each portfolio company investment being initially valued by RGC’s investment professionals that are responsible for the portfolio investment;
•
Preliminary valuation conclusions are then documented and discussed with RGC’s valuation committee;
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

The Company’s investments are primarily loans made to and equity and warrants of small companies with potential for fast growth focused in technology, healthcare, business services and other high-growth industries. These investments are considered Level 3 assets under ASC 820 because there are no known or accessible market or market indices for these types of debt and equity instruments and, thus, RGC’s valuation committee must estimate the fair value of these investment securities based on models utilizing unobservable inputs.

The Audit Committee assists the Board of Directors in reviewing the fair value of investments that are not publicly traded or for which current market values are not readily available. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to portfolio investments for which market quotations are not readily available, the Board of Directors, with the assistance of the Audit Committee, RGC and its valuation committee and independent valuation agents, is responsible for determining, in good faith, the fair value in accordance with the valuation policy approved by the Board of Directors. If more than one valuation method is used to measure fair value, the results are evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results. The Company considers a range of fair values based upon the valuation techniques utilized and selects the value within that range that was most representative of fair value based on current market conditions as well as other factors RGC’s valuation committee considers relevant.

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

This valuation process includes, among other things, evaluating the underlying investment performance, the portfolio company's financial condition, enterprise value and existing capital structure, as well as the ability to raise additional capital, and macro-economic events that may impact valuations. These events include, but are not limited to, current market yields and interest rate spreads of similar securities as of the measurement date. Significant increases (decreases) in these unobservable inputs could result in significantly higher (lower) fair value measurements.

Under certain circumstances, the Company may use an alternative technique to value the debt investments that better reflects the fair value of the investment, such as the price paid or realized in a recently completed transaction or a binding offer received in an arms-length transaction, the use of multiple probability-weighted cash flow models when the expected future cash flows contain elements of variability or estimates of proceeds that would be received in a liquidation scenario.

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

Under certain circumstances, the Company may use an alternative technique to value warrants that better reflects the warrants’ fair values, such as an expected settlement of a warrant in the near term, a model that incorporates a put feature associated with the warrant, or the price paid or realized in a recently completed transaction or binding offer received in an arms-length transaction. The fair value may be determined based on the expected proceeds to be received from such settlement or based on the net present value of the expected proceeds from the put option. Additionally, a waterfall approach, also known as the current value method, concludes the value of the security based on the current liquidation value, taking into account the concluded enterprise value and the rights and preferences of all the debt and equity securities that make up a company’s capitalization.

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

Investments Denominated in Foreign Currency

At each balance sheet date, portfolio company investments denominated in foreign currencies and any related receivables are translated into U.S. dollars using the spot exchange rate on the last business day of the period. Purchases and sales of foreign portfolio company investments, and any income from such investments, are translated into U.S. dollars using the rates of exchange prevailing on the respective dates of such transactions. As of December 31, 2024, the Company held two investments denominated in British pound sterling, and one investment denominated in Euros. As of December 31, 2023, the Company held one investment denominated in Euros. Refer to the Consolidated Schedule of Investments and respective footnotes to the Consolidated Schedule of Investments for more details on the portfolio company investments held in foreign currencies as of December 31, 2024 and December 31, 2023.

Although the fair values of foreign portfolio company investments and the fluctuation in such fair values are translated into U.S. dollars using the applicable foreign exchange rates described above, the Company does not distinguish the portion of the change in fair value resulting from foreign currency exchange rate fluctuations from the change in fair value of the underlying investment. All fluctuations in fair value are included in "Net change in unrealized gain (loss) on non-control/non-affiliate investments, including U.S. Treasury Bills" on the Consolidated Statements of Operations.

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

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted-average number of common shares outstanding for the period presented. For the years ended December 31, 2024, 2023, and 2022, basic and diluted earnings (loss) per share of common stock were the same because there were no potentially dilutive securities outstanding. Per share data is based on the weighted-average shares outstanding.

Comprehensive Income

The Company reports all changes in comprehensive income in the Consolidated Statements of Operations. The Company did not have any other comprehensive income in 2024, 2023, or 2022. The Company’s comprehensive income is equal to its "Net increase (decrease) in net assets resulting from operations" on the Consolidated Statements of Operations.

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

Repurchases of Common Stock

Prior to December 31, 2024, the Company reported repurchases of common stock as a separate financial statement line item labeled as "Treasury stock" within "Total net assets" on the Consolidated Statements of Assets and Liabilities and Consolidated Statements of Changes in Net Assets, and labeled any related activity as "Acquisition of treasury stock" on the Consolidated Statements of Changes in Net Assets and Consolidated Statements of Cash Flows. As of and for the year ended December 31, 2024, as required under Maryland law, any shares repurchased by the Company are to be returned to unissued common shares and amounts repurchased are presented as a deduction from "Common stock, par value" and "Additional paid-in capital". The prior period activity has been reclassified during the year ended December 31, 2024 as a "Reclassification of share repurchases" within the Statement of Changes in Net Assets.

Recently Adopted Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820) - Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions ("ASU 2022-03"), which was issued to (1) clarify the guidance in ASC 820, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with ASU 820. ASU 2022-03 is effective for interim and annual periods beginning after December 15, 2023. The Company adopted ASU 2022-03 on January 1, 2024, and its adoption did not have a material impact on the Company’s financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). This change is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss and assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker, clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures and providing new disclosure requirements for entities with a single reportable segment, among other new disclosure requirements. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company adopted the provisions of ASU 2023-07, and the disclosures required by the ASU have been included in the footnotes to the consolidated financial statements. For more information, refer to "Note 11 – Segment reporting."

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740)- Improvements to Income Tax Disclosures ("ASU 2023-09"), to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for public business entities for fiscal years beginning after December 15, 2024, including interim periods therein. ASU 2023-09 is effective for our interim and annual periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the potential effect that the standard will have on our financial statement disclosures.

On November 26, 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20)- Induced Conversions of Convertible Debt Instruments ("ASU 2024-04"), related to induced conversions of convertible debt instruments. The amendments in this update clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions rather than as debt extinguishments. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years, though early adoption is permitted. The Company plans to adopt the pronouncement for our fiscal year beginning January 1, 2026 and is currently evaluating the potential effect that the standard will have on our financial statement disclosures.

Note 3 — Related Party Agreements and Transactions

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

On October 29, 2024, the Board of Directors, including the independent directors, approved an amended and restated advisory agreement (the "Third Amended and Restated Advisory Agreement") and recommended that the Company's stockholders approve the Third Amended and Restated Advisory Agreement. On January 23, 2025, the Company's stockholders approved the Third Amended and Restated Advisory Agreement at a special meeting of stockholders of the Company, and the Third Amended and Restated Advisory Agreement became effective on January 30, 2025 upon the closing of the BCP Transaction. Although the ownership of the Adviser changed in connection with the completion of the BCP Transaction, the management of the Adviser did not change, nor did the terms of the Third Amended and Restated Advisory Agreement compared to the Advisory Agreement.

Pursuant to the Advisory Agreement, the Company pays RGC a fee for its investment advisory and management services consisting of two components — a base management fee and an incentive fee. The cost of both the base management fee and incentive fee are ultimately borne by the Company’s stockholders.

Base Management Fee

The base management fee is payable on the first day of each calendar quarter and is calculated on the Company's "Gross Assets" which, for purposes of the Advisory Agreement, is defined as the Company’s daily average gross assets, including assets purchased with borrowed funds or other forms of leverage, as of the end of the most recently completed fiscal quarter. The base management fee will be an amount equal to 0.375% (1.50% annualized) of the Company’s daily average Gross Assets during the most recently completed calendar quarter, so long as the aggregate amount of the Company’s Gross Assets as of the end of the most recently completed calendar quarter is equal to or greater than $1.0 billion. If the aggregate amount of the Company’s Gross Assets as of the end of the most recently completed calendar quarter is less than $1.0 billion but equal to or greater than $500.0 million, the base management fee will be an amount equal to 0.40% (1.60% annualized) of the Company’s daily average Gross Assets during the most recently completed calendar quarter. If the aggregate amount of the Company’s Gross Assets as of the end of the most recently completed calendar quarter is less than $500.0 million, the base management fee will be an amount equal to 0.4375% (1.75% annualized) of the Company’s average daily Gross Assets during the most recently completed calendar quarter.

For the year ended December 31, 2024, RGC earned base management fees at a rate of 1.50% per annum, amounting to $15.7 million For the year ended December 31, 2023, RGC earned base management fees at a rate of 1.50% per annum, amounting to $16.7 million. For the year ended December 31, 2022, RGC earned base management fees at a rate of 1.60% per annum, amounting to $11.9 million. As the Company pays management fees at the beginning of each respective quarter, there were no management fees payable as of December 31, 2024 and December 31, 2023.

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

All incentive fees accrued and generated from deferred interest (i.e., PIK and certain ETP accretion) are not payable until receipt of associated cash by the Company, at which time the incentive fees are recategorized from deferred incentive fees payable to cash incentive fees payable. All figures presented below for the years ended December 31, 2024, December 31, 2023 and December 31, 2022 are net of such recategorizations during the respective period.

For the year ended December 31, 2024, RGC earned incentive fees of $14.6 million, $13.6 million of which was payable in cash, and $1.0 million was accrued and generated from deferred interest. For the year ended December 31, 2023, RGC earned incentive fees of $19.0 million, $14.9 million of which were payable in cash, and $4.1 million were accrued and generated from deferred interest. For the year ended December 31, 2022, RGC earned incentive fees of $13.2 million, $11.8 million of which was payable in cash, and $1.4 million were accrued and generated from deferred interest. All incentive fees earned by RGC are included in "Incentive fees" on the Consolidated Statements of Operations.

As of December 31, 2024, $4.0 million of incentive fees were payable in cash and $10.1 million were deferred incentive fees payable. As of December 31, 2023, $3.3 million of incentive fees payable were payable in cash, and $9.2 million were deferred incentive fees payable. Incentive fees payable in cash and deferred incentive fees are both included in "Incentive fees payable" on the Consolidated Statements of Assets and Liabilities.

The capital gains incentive fee consists of fees related to realized gains and losses and unrealized capital losses. As of December 31, 2024, December 31, 2023 and December 31, 2022, there were no capital gains incentive fee accrued, earned or payable to RGC under the Advisory Agreement.

Administration Agreement

The Company reimburses the Administrator for the allocable portion of overhead expenses incurred by the Administrator in performing its obligations under the amended and restated administration agreement with the Administrator (the “Administration Agreement”), including furnishing the Company with office facilities, equipment and clerical, bookkeeping and recordkeeping services at such facilities, as well as providing other administrative services. In addition, the Company reimburses the Administrator for the fees and expenses associated with performing compliance functions, and the Company’s allocable portion of the compensation of the Company’s Chief Financial Officer, Chief Compliance Officer and their respective support staff, as well as any expenses paid by the Administrator on the Company's behalf.

For the year ended December 31, 2024, the Company incurred $2.0 million of Administration Agreement expenses, of which $0.7 million was a third-party administrator expense and $1.3 million was overhead allocation expense. For the year ended December 31, 2023, the Company incurred $2.1 million of Administration Agreement expenses, of which $0.8 million was payable to a third-party administrator and $1.3 million was overhead allocation expense. For the year ended December 31, 2022, the Company incurred $1.8 million of Administration Agreement expenses, of which $0.8 million was payable to a third-party service provider and $1.0 million was overhead allocation expense. All Administration Agreement expenses are recorded as Administration Agreement expenses on the Consolidated Statements of Operations.

As of December 31, 2024, the Company had accrued a net payable to the Administrator of $0.3 million and a payable to the third-party administrator of $0.2 million. As of December 31, 2023, the Company had accrued a net payable to the Administrator of $0.4 million and a payable to the third-party administrator of $0.2 million. As of December 31, 2022, the Company had accrued a net payable to the Administrator of $0.4 million and a payable to the third-party administrator of $0.2 million. All payables related to the Administration Agreement are recorded within Accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities.

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

Runway-Cadma I LLC

In March 2024, the Company entered into a joint venture agreement with Cadma to create and co-manage Runway-Cadma I LLC, also referred to as the JV. The Company paid $0.6 million of expenses and deferred financing costs in connection with the formation of the JV, for which the JV reimbursed the Company during the year ended December 31, 2024. The JV entered into a senior secured revolving credit facility with Apollo Capital Management, L.P ("Apollo Credit Facility"), which provided the JV with a $40.0 million commitment, subject to borrowing base requirements. The Apollo Credit Facility is non-recourse to the Company and bears interest at three-month SOFR plus 4.15%. As of December 31, 2024, the JV has not drawn on the available commitment in the Apollo Credit Facility.

During the year ended December 31, 2024, the Company and Cadma contributed $5.6 million and $5.6 million, respectively, of equity capital to the JV. As of December 31, 2024, the Company's unfunded commitment to the JV was $29.4 million, and there were no payables or receivables due between the Company and the JV. The JV was not yet formed as of December 31, 2023, therefore there were no unfunded commitments, receivables nor payables.

As of December 31, 2024 and December 31, 2023 , the fair value of the Company's equity interest in the JV was $5.7 million and $0, respectively. As of December 31, 2024 and December 31, 2023, the JV had the following contributed capital and unfunded commitments from its members (in thousands):

	December 31, 2024	December 31, 2023
Total contributed capital by Runway Growth Finance Corp.	$5,600	$—
Total contributed capital by all members	11,200	—
Total unfunded commitments by Runway Growth Finance Corp.	29,400	—
Total unfunded commitments by all members	58,800	—

On August 14, 2024, the Company assigned: (i) $10.0 million of its debt investment in Airship Group, Inc. and (ii) 107,296 shares of its warrant for Series F Preferred Stock of Airship Group, Inc., to the JV, for an aggregate purchase price of $9.9 million net of upfront fees. In accordance with ACS 860, this transaction met the criteria for a sale. As of December 31, 2024, the JV had one debt investment with a fair value of $10.2 million and one equity investment with a fair value of $0.1 million.

Relationship with Oaktree Capital Management and OCM Growth Holdings

In December 2016, the Company and RGC entered into a strategic relationship with Oaktree Capital Management, L.P (“Oaktree”). In connection with the relationship, OCM Growth Holdings ("OCM Growth"), an affiliate of Oaktree, purchased an aggregate of 14,571,334 shares of the Company's common stock for an aggregate purchase price of $219.3 million in the Company's Initial Private Offering and Second Private Offering. As of December 31, 2024, OCM Growth owned 10,779,668 shares of our common stock, or approximately 28.9% of the Company's outstanding shares. Pursuant to an irrevocable proxy, certain shares held by OCM Growth must be voted in the same proportion that the Company's other stockholders vote their shares. Of the 10,779,668 shares of the Company’s common stock owned by OCM Growth, 10,294,926 shares, or approximately 27.6% of the Company’s outstanding shares, are subject to this proxy voting arrangement.

In connection with OCM Growth’s commitment, the Company entered into a stockholder agreement (the "OCM Agreement"), dated December 15, 2016, with OCM Growth, pursuant to which OCM Growth has a right to nominate a member of the Board of Directors for election for so long as OCM Growth holds shares of the Company’s common stock in an amount equal to, in the aggregate, at least one-third (33%) of OCM Growth’s initial $125.0 million capital commitment. Catherine Frey serves on the Company’s Board of Directors as OCM Growth’s director nominee and is considered an independent director. Further, to the extent OCM Growth’s share ownership falls below one-third of its initial $125 million capital commitment under any circumstances, OCM Growth will no longer have the right to appoint a director nominee and will use reasonable efforts to cause such nominee to resign immediately (subject to his or her existing fiduciary duties).

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

The Company’s affiliate and control investments as of December 31, 2024 along with the transactions during the year ended December 31, 2024 are as follows (in thousands):

		For the Year Ended December 31, 2024
Portfolio Company	Investment Description	Investment Income Earned 2024	Fair Value as of December 31, 2023	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Gain (Loss)	Fair Value as of December 31, 2024(3)
Affiliate Investments
Debt Investments
Gynesonics, Inc. - Senior Secured	SOFR+8.75%, 8.00% ceiling, 5.00% ETP, due 11/30/2026	$2,419	$23,586	$337	$—	$—	$3,294	$27,217
Total Debt Investments		2,419	23,586	337	—	—	3,294	27,217

Equity Investments
Coginiti Corp	Common Stock	—	856	—	—	—	(856)	—
Gynesonics, Inc.	Series A-2 Preferred Stock	—	21,461	—	—	—	3,539	25,000
	Series A-1 Preferred Stock	—	4,577	—	—	—	7,778	12,355
Total Equity Investments		—	26,894	—	—	—	10,461	37,355

Warrants
Coginiti Corp	Common Stock	—	663	—	—	—	(663)	—
Gynesonics, Inc.	Success fee	—	313	—	—	—	(313)	—
Total Warrants		—	976	—	—	—	(976)	—
Total Affiliate Investments		$2,419	$51,456	$337	$—	$—	$12,779	$64,572

Control Investments
Equity Investments
Pivot3, Inc.	Equity Interest	—	950	—	—	—	248	1,198
Runway-Cadma I LLC	Equity Interest	—	—	5,600	—	—	142	5,742
Total Equity Investments		—	950	5,600	—	—	390	6,940
Total Control Investments		$—	$950	$5,600	$—	$—	$390	$6,940

(1)
Gross additions includes increases in the cost basis of investments resulting from fundings, PIK interest, accretion of original issue discount and ETP (“OID”), the exchange of one or more existing investments for one or more new investments and the movement of an investment between categories.
(2)
Gross reductions include decreases in the basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing investments for one or more new investments and the movement of an movement of an investment between categories.
(3)
All affiliate and control investments, which as of December 31, 2024 represented 13.90% of the Company’s net assets, may be deemed to be restricted securities under the Securities Act, and were valued at fair value as determined in good faith by the Company’s Board of Directors.

The Company’s affiliate and control investments as of December 31, 2023 along with the transactions during the year ended December 31, 2023 are as follows (in thousands):

		For the Year Ended December 31, 2023
Portfolio Company	Investment Description	Investment Income Earned 2023	Fair Value as of December 31, 2022	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Gain (Loss)	Fair Value as of December 31, 2023(3)
Affiliate Investments
Debt Investments
Gynesonics, Inc. - Senior Secured	SOFR+8.75%, 8.00% ceiling, 5.00% ETP, due 11/30/2026	$2,105	$—	$25,897	$—	$—	$(2,311)	$23,586
Total Debt Investments		2,105	—	25,897	—	—	(2,311)	23,586

Equity Investments
Coginiti Corp	Common Stock	—	1,174	—	—	—	(318)	856
Gynesonics, Inc.	Series A-2 Preferred Stock	—	—	25,000	—	—	(3,539)	21,461
	Series A-1 Preferred Stock	—	—	3,100	—	—	1,477	4,577
Total Equity Investments		—	1,174	28,100	—	—	(2,380)	26,894

Warrants
Coginiti Corp	Common Stock	—	910	—	—	—	(247)	663
Gynesonics, Inc.	Success fee	—	—	313	—	—	—	313
Total Warrants		—	910	313	—	—	(247)	976
Total Affiliate Investments		$2,105	$2,084	$54,310	$—	$—	$(4,938)	$51,456

Control Investments
Debt Investments
Pivot3, Inc.	LIBOR+8.50% PIK, 11.00% floor, 4.00% ETP, due 10/15/2023	—	9,290	—	(2,158)	(17,014)	9,882	—
Total Debt Investments		—	9,290	—	(2,158)	(17,014)	9,882	—

Equity Investments
Pivot3, Inc.	Equity Interest	—	—	950	—	—	—	950
Total Equity Investments		—	—	950	—	—	—	950
Total Control Investments		$—	$9,290	$950	$(2,158)	$(17,014)	$9,882	$950

(1)
Gross additions includes increases in the cost basis of investments resulting from fundings, PIK interest, accretion of original issue discount and ETP (“OID”), the exchange of one or more existing investments for one or more new investments and the movement of an investment between categories.
(2)
Gross reductions include decreases in the basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing investments for one or more new investments and the movement of an movement of an investment between categories.
(3)
All affiliate and control investments, which as of December 31, 2023 represented 9.58% of the Company’s net assets, may be deemed to be restricted securities under the Securities Act, and were valued at fair value as determined in good faith by the Company’s Board of Directors.

Portfolio Composition

The following table shows the fair value of the Company's portfolio of investments, excluding U.S. Treasury Bills, by geographic region as of December 31, 2024 and December 31, 2023:

	December 31, 2024		December 31, 2023
Geographic Region	Investments at Fair Value	Percentage of Net Assets	Investments at Fair Value	Percentage of Net Assets
United States
Western United States	$431,567	83.83%	$404,541	73.94%
Northeastern United States	264,780	51.43	239,444	43.77
Midwestern United States	146,963	28.54	130,784	23.91
South Central United States	40,136	7.80	87,814	16.05
Northwestern United States	72,414	14.06	25,514	4.66
Southeastern United States	20,932	4.07	820	0.15
Runway-Cadma I LLC(1)	5,742	1.12	—	—
Total United States	982,534	190.85	888,917	162.48

United Kingdom	28,360	5.51	76,839	14.05
Germany	34,163	6.64	44,587	8.15
Netherlands	17,203	3.34	—	—
Canada	14,580	2.83	14,667	2.68
Total	$1,076,840	209.17%	$1,025,010	187.36%
(1)
Runway-Cadma I LLC is a joint venture between the Company and Cadma. This entity primarily invests in secured loans to growth-stage companies that have been originated by the Company. See “Note 2 – Summary of Significant Accounting Policies” for further discussion.

	December 31, 2024		December 31, 2023
Industry	Investments at Fair Value	Percentage of Net Assets	Investments at Fair Value	Percentage of Net Assets
Application Software	$233,431	45.35%	$200,645	36.67%
Healthcare Technology	218,688	42.48	182,200	33.30
Internet Software and Services	160,104	31.10	98,462	18.00
Data Processing & Outsourced Services	116,720	22.67	106,785	19.52
System Software	114,650	22.26	113,517	20.74
Property & Casualty Insurance	76,911	14.94	75,205	13.75
Internet & Direct Marketing Retail	50,729	9.86	55,588	10.16
Human Resource & Employment Services	40,560	7.88	114,602	20.95
Electronic Equipment & Instruments	40,354	7.84	27,535	5.04
Healthcare Equipment	15,382	2.98	15,524	2.83
Multi-Sector Holdings(1)	5,742	1.12	—	—
Technology Hardware, Storage & Peripherals	2,910	0.56	570	0.10
Specialized Consumer Services	365	0.07	373	0.07
Advertising	152	0.03	136	0.03
Asset Management & Custody Banks	138	0.03	8,021	1.47
Biotechnology	4	—	51	0.01
Education Services	—	—	25,796	4.72
Total	$1,076,840	209.17%	$1,025,010	187.36%
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

For the year ended December 31, 2024, the Company had a net realized gain of $1.6 million and a net unrealized loss of $2.6 million from its investments in warrants. For the year ended December 31, 2023, the Company had net realized loss of $1.4 million and a net unrealized loss of $5.2 million from its investments in warrants. For the year ended December 31, 2022, the Company had net realized loss of $0.9 million and a net unrealized loss of $2.3 million from its investments in warrants. Realized gains and losses from warrants are included in the respective control, affiliate, or non-control/non-affiliate "Net realized gain (loss) on investments" on the Consolidated Statements of Operations. Unrealized gains and losses from investments in warrants is included in the respective control, affiliate, or non-control/non-affiliate "Net change in unrealized gain (loss) on investments" on the Consolidated Statements of Operations.

Note 5 — Fair Value of Financial Instruments

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC 820. Refer to "Note 2 — Summary of Significant Accounting Policies" for a discussion of the Company’s policies.

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of December 31, 2024 and 2023, (in thousands):

	As of December 31, 2024
	Level 1	Level 2	Level 3	Measured at Net Asset Value(1)	Total
Portfolio Investments
Senior Secured Term Loans	$—	$—	$950,092	$—	$950,092
Second Lien Term Loans	—	—	20,152	—	20,152
Convertible Note	—	—	—	—	—
Preferred Stock	9,181	—	73,460	—	82,641
Common Stock	2,817	—	16	—	2,833
Equity Interest	—	—	1,198	5,742	6,940
Warrants	—	430	13,752	—	14,182
Total Portfolio Investments	11,998	430	1,058,670	5,742	1,076,840
Cash equivalents	4,026	—	—	—	4,026
Total	$16,024	$430	$1,058,670	$5,742	$1,080,866

	As of December 31, 2023
	Level 1	Level 2	Level 3	Measured at Net Asset Value(1)	Total
Portfolio Investments
Senior Secured Term Loans	$—	$—	$964,099	$—	$964,099
Second Lien Term Loans	—	—	14,399	—	14,399
Convertible Note	—	—	1,357	—	1,357
Preferred Stock	3,553	—	26,285	—	29,838
Common Stock	548	—	872	—	1,420
Equity Interest	—	—	950	—	950
Warrants	—	109	12,838	—	12,947
Total Portfolio Investments	4,101	109	1,020,800	—	1,025,010
U.S. Treasury Bill	—	41,999	—	—	41,999
Total	$4,101	$42,108	$1,020,800	$—	$1,067,009
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

The following table presents a rollforward of Level 3 assets measured at fair value as of December 31, 2024 (in thousands):

	Senior Secured Term Loans	Second Lien Term Loans	Convertible Notes	Preferred Stock	Common Stock	Equity Interest	Warrants	Total
Fair value at December 31, 2023	$964,099	$14,399	$1,357	$26,285	$872	$950	$12,838	$1,020,800
Transfers in (out) of Level 3	—	—	—	—	—	—	(51)	(51)
Purchases of investments(1)	201,613	5,737	339	36,644	—	—	3,832	248,165
PIK interest	11,974	291	—	—	—	—	—	12,265
Sales or prepayments of investments(1)	(224,364)	—	—	—	—	—	(2,033)	(226,397)
Scheduled principal repayments of investments	(4,780)	—	—	—	—	—	—	(4,780)
Amortization of fixed income premiums or accretion of discounts and ETP	6,654	139	—	—	—	—	—	6,793
Net realized gain (loss)	(2,890)	—	(1,696)	—	—	—	1,647	(2,939)
Net change in unrealized gain (loss)	(2,214)	(414)	—	10,531	(856)	248	(2,481)	4,814
Fair value at December 31, 2024	$950,092	$20,152	$—	$73,460	$16	$1,198	$13,752	$1,058,670
Net change in unrealized gain (loss) on Level 3 investments still held as of December 31, 2024	$(2,726)	$(414)	$—	$10,531	$(856)	$248	$(2,059)	$4,724

(1)
Net of reorganization and restructuring of investments.

The following table presents a rollforward of Level 3 assets measured at fair value as of December 31, 2023 (in thousands):

	Senior Secured Term Loans	Second Lien Term Loans	Convertible Notes	Preferred Stock	Common Stock	Equity Interest	Warrants	Total
Fair value at December 31, 2022	$1,080,121	$13,654	$—	$347	$1,174	$—	$16,650	$1,111,946
Transfers in (out) of Level 3	—	—	—	—	—	—	(891)	(891)
Purchases of investments(1)	166,660	—	1,357	28,220	16	950	2,851	200,054
PIK interest	19,413	511	—	—	—	—	—	19,924
Sales or prepayments of investments	(289,034)	—	—	—	—	—	(44)	(289,078)
Scheduled repayments of investments	(7,331)	—	—	—	—	—	—	(7,331)
Amortization of fixed income premiums or accretion of discounts and ETP	8,527	114	—	—	—	—	—	8,641
Net realized gain (loss)	(17,013)	—	—	—	—	—	(1,374)	(18,387)
Net change in unrealized gain (loss)	2,756	120	—	(2,282)	(318)	—	(4,354)	(4,078)
Fair Value at December 31, 2023	$964,099	$14,399	$1,357	$26,285	$872	$950	$12,838	$1,020,800
Net change in unrealized gain (loss) on Level 3 investments still held as of December 31, 2023	$(7,746)	$121	$—	$(2,282)	$(317)	$—	$(5,893)	$(16,117)

(1)
Net of reorganization and restructuring of investments.

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2024 (in thousands):

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Senior Secured Term Loans(1)	$944,513	Discounted Cash Flow Analysis (6)	Discount rate	10.2% - 45.7% (15.6%)
			Origination yield	11.1% - 29.9% (13.9%)
			Revenue multiples	0.28x - 15.25x (4.22x)
	2,148	PWERM	Discount rate	40.0% - 40.0% (40.0%)
			Origination yield	18.6% - 18.6% (18.6%)
			Revenue multiples	1.25x - 1.25x (1.25x)
	3,431	Waterfall Approach (5)	Risk-free interest rate	4.1% - 4.1% (4.1%)
			Average industry volatility	52.5% - 52.5% (52.5%)
			Estimated time to exit	3.0 - 3.0 (3.0 years)
			Revenue multiples	3.75x - 3.75x (3.75x)
Second Lien Term Loans(1)	20,152	Discounted Cash Flow Analysis	Discount rate	18.6% - 19.2% (19.1%)
			Origination yield	13.0% - 18.4% (14.5%)
			Revenue Multiples	1.90x - 2.85x (2.17x)
Preferred Stock	35,563	Waterfall Approach (5)	Risk-free interest rate	4.1% - 4.1% (4.1%)
			Average industry volatility	52.5% - 52.5% (52.5%)
			Estimated time to exit	3.0 - 3.0 (3.0 years)
			Revenue multiples	3.75x - 3.75x (3.75x)
	37,897	Option Pricing Model (6)	Risk-free interest rate	4.1% - 4.1% (4.1%)
			Average industry volatility	45.0% - 62.5% (45.1%)
			Estimated time to exit	3.0 - 4.7 (3.0 years)
			Revenue multiples	2.82x - 12.87x (12.76x)
Common Stock	16	Option Pricing Model	Risk-free interest rate	4.1% - 4.1% (4.1%)
			Average industry volatility	62.5% - 62.5% (62.5%)
			Estimated time to exit	3.0 - 3.0 (3.0 years)
Equity Interest	1,198	PWERM (4)	N/A	N/A
Warrants(2)	10,860	Option Pricing Model	Risk-free interest rate	4.1% - 4.3% (4.1%)
			Average industry volatility	22.5% - 110.0% (47.7%)
			Estimated time to exit	1.0 - 3.8 (2.9 years)
			Revenue multiples	1.27x - 8.89x (3.41x)
	2,802	PWERM (3)	N/A	N/A
	90	Waterfall Approach	Revenue multiples	1.93x - 1.93x (1.93x)

Total Level 3 Investments	$1,058,670

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
(2)
The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are inputs used in the OPM, which include industry volatility, risk free interest rate and estimated time to exit. The Equity Allocation model and the Black Scholes model were the main OPMs used during the year ended December 31, 2024. Probability Weighted Expected Return Models (“PWERM”) and other techniques were used as determined appropriate. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. However, a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase (decrease) in the unobservable inputs. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.
(3)
Warrant investments using a PWERM valuation technique contain success fees, in which case the inputs are not applicable because the nature of a success fee is a fixed payout dependent on certain liquidation events.
(4)
Investment valued using a PWERM valuation technique and includes inputs that are based on scenario analysis specific to the asset recovery of such investment.
(5)
Investment valued using a Waterfall valuation technique. The inputs utilized in the valuation are based on an option pricing model that was utilized to value the shares that JobGet Holdings, Inc. owns in JobGet, Inc.
(6)
Includes Gynesonics, Inc., which was sold on January 2, 2025. As of December 31, 2024, the Company valued its investments in Gynesonics, Inc. at the expected sales proceeds from the acquisition.

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2023 (in thousands):

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Senior Secured Term Loans(1)	$904,739	Discounted Cash Flow Analysis	Discount rate	10.8% - 22.2% (15.0%)
			Origination yield	10.8% - 19.9% (13.6%)
			Revenue multiples	0.29x - 7.49x (3.66x)
	59,360	PWERM	Discount rate	20.3% - 46.5% (28.8%)
			Origination yield	10.8% - 29.7% (17.3%)
			Revenue multiples	0.95x - 3.16x (1.89x)
Second Lien Term Loans(1)	14,399	Discounted Cash Flow Analysis	Discount rate	16.1% - 16.1% (16.1%)
			Origination yield	13.1% - 13.1% (13.1%)
Convertible Notes	1,357	PWERM	Discount rate	45.0% - 45.0% (45.0%)
			Origination yield	10.8% - 10.8% (10.8%)
Preferred Stock	120	Recent private market and merger and acquisition transaction prices	N/A	N/A
	26,038	PWERM	Risk-free interest rate	4.7% - 4.7% (4.7%)
			Average industry volatility	40.0% - 40.0% (40.0%)
			Estimated time to exit	2.0 - 2.0 (2.0 years)
			Revenue multiples	4.46x - 4.46x (4.46x)
	127	Waterfall Approach	Estimated time to exit	3.0 - 3.0 (3.0 years)
			Revenue multiples	4.00x - 4.00x (4.00x)
Common Stock	16	Recent private market and merger and acquisition transaction prices	N/A	N/A
	856	Option Pricing Model	Risk-free interest rate	4.3% - 4.3% (4.3%)
			Average industry volatility	35.0% - 35.0% (35.0%)
			Estimated time to exit	5.0 - 5.0 (5.0 years)
			Revenue multiples	3.28x - 3.28x (3.28x)
Equity Interest	950	PWERM (4)	Discount rate	20.0% - 20.0% (20.0%)
Warrants(2)	7,075	Option Pricing Model	Risk-free interest rate	3.8% - 5.3% (4.5%)
			Average industry volatility	25.0% - 108.8% (45.4%)
			Estimated time to exit	0.8 - 8.2 (3.1 years)
			Revenue multiples	0.95x - 7.49x (3.95x)
	3,912	PWERM (3)	N/A	N/A
	1,851	Waterfall Approach	Estimated time to exit	3.0 - 3.0 (3.0 years)
			Revenue multiples	2.58x - 4.00x (3.39x)
Total Level 3 Investments	$1,020,800

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
(4)
Investment valued using a PWERM valuation technique and includes inputs that are based on scenario analysis specific to the asset recovery of such investment.

Fair Value of Financial Instruments Reported at Cost

The Company records its debt at amortized cost on the Consolidated Statements of Assets and Liabilities. The fair value of the Company’s Credit Facility, April 2026 Notes, December 2026 Notes, and August 2027 Notes (each defined in "Note 7 – Borrowings") are estimated using Level 3 inputs, which involves discounting the remaining payments based on comparable market rates or market quotes for similar instruments as of the measurement date. The July 2027 and December 2027 are publicly traded on NASDAQ and are valued using Level 1 inputs, reflecting the most recent market prices of $24.88 and $25.10 per share as of December 31, 2024, respectively. As of December 31, 2023, the market prices were $24.80 and $25.13 per share, respectively.

The following table provides additional information about the approximate fair value and level in the fair value hierarchy of the Company’s outstanding borrowings as of December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024					December 31, 2023
		Fair Value Hierarchy					Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total	Carrying Value	Level 1	Level 2	Level 3	Total
Credit Facility	$308,449	$—	$—	$321,785	$321,785	$267,566	$—	$—	$279,190	$279,190
April 2026 Notes	24,839	—	—	25,616	25,616	24,723	—	—	25,843	25,843
December 2026 Notes	69,630	—	—	65,512	65,512	69,427	—	—	63,762	63,762
July 2027 Notes	79,116	80,114	—	—	80,114	78,576	79,840	—	—	79,840
August 2027 Notes	19,628	—	—	20,054	20,054	19,489	—	—	20,036	20,036
December 2027 Notes	50,670	51,957	—	—	51,957	50,297	52,009	—	—	52,009
Total	$552,332	$132,071	$—	$432,967	$565,038	$510,078	$131,849	$—	$388,831	$520,680

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

In the event that a portfolio company completely fails to perform according to the terms of their loan agreement, the amount of loss due to credit risk from the Company's investments would equal the sum of the Company’s recorded investments in the portfolio company and the portion of unfunded commitments currently eligible to be drawn. Refer to "Note 8 – Commitments and Contingencies" for a summary of the aggregate balance of unfunded commitments as of December 31, 2024. The Company predominantly collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property.

As of December 31, 2024 and December 31, 2023, the Company’s five largest debt investments in portfolio companies represented approximately 28.8% and 38.0% respectively, of the total fair value of the Company’s debt investments in portfolio companies. As of December 31, 2024 and December 31, 2023, the Company had debt investments in 20 and 14 portfolio companies, respectively, that represented 5% or more of the Company’s net assets.

Note 7 — Borrowings

The following table shows the Company's borrowings as of December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024				December 31, 2023
	Total Commitment	Face Value	Unamortized DFC	Carrying Value	Total Commitment	Face Value	Unamortized DFC	Carrying Value
Credit Facility	$550,000	$311,000	$(2,551)	$308,449	$550,000	$272,000	$(4,434)	$267,566
April 2026 Notes	25,000	25,000	(161)	24,839	25,000	25,000	(277)	24,723
December 2026 Notes	70,000	70,000	(370)	69,630	70,000	70,000	(573)	69,427
July 2027 Notes	80,500	80,500	(1,384)	79,116	80,500	80,500	(1,924)	78,576
August 2027 Notes	20,000	20,000	(372)	19,628	20,000	20,000	(511)	19,489
December 2027 Notes	51,750	51,750	(1,080)	50,670	51,750	51,750	(1,453)	50,297
Total	$797,250	$558,250	$(5,918)	$552,332	$797,250	$519,250	$(9,172)	$510,078

For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, the components of interest expense, amortization of deferred financing costs, unused fees on the Credit Facility (as defined below), and any other costs associated with the Company's borrowings were as follows (dollars in thousands):

	Interest Expense	Amortization of DFC	Unused Facility and Other Fees (1)	Total Interest and Other Debt Financing Expenses	Weighted Average Cost of Debt
Year Ended December 31, 2024
Credit Facility	$21,639	$1,953	$2,479	$26,071	10.06%
April 2026 Notes	2,135	137	—	2,272	9.09
December 2026 Notes	2,975	220	—	3,195	4.56
July 2027 Notes	6,038	579	—	6,617	8.22
August 2027 Notes	1,400	139	—	1,539	7.70
December 2027 Notes	4,140	392	—	4,532	8.76
Total	$38,327	$3,420	$2,479	$44,226	8.73%

Year Ended December 31, 2023
Credit Facility	$22,559	$1,664	$1,474	$25,697	9.24%
April 2026 Notes	1,530	87	—	1,617	8.98
December 2026 Notes	2,975	210	—	3,185	4.55
July 2027 Notes	6,038	557	—	6,595	8.19
August 2027 Notes	1,400	142	—	1,542	7.71
December 2027 Notes	4,140	367	—	4,507	8.71
Total	$38,642	$3,027	$1,474	$43,143	8.32%

Year Ended December 31, 2022
Credit Facility	$7,713	$921	$1,615	$10,249	7.60%
December 2026 Notes	2,734	182	—	2,916	4.52
July 2027 Notes	2,566	219	—	2,785	8.04
August 2027 Notes	467	44	—	511	7.64
December 2027 Notes	276	24	—	300	8.44
Total	$13,756	$1,390	$1,615	$16,761	6.86%

(1)
Unused facility and other fees for the year ended December 31, 2024 include supplemental fees of $0.5 million, which were predominantly incurred in the first half of 2024 and were nonrecurring in nature.

Credit Facility

On May 31, 2019, the Company entered into a credit agreement with KeyBank National Association, acting as administrative agent and syndication agent and the other lenders party thereto, which initially provided the Company with a $100.0 million commitment, subject to borrowing base requirements (as amended and restated from time to time, the “Credit Facility”). As of December 31, 2024, the Company had $550.0 million in total commitments available under the Credit Facility, subject to an accordion feature that allows the Company to increase the total commitments under the Credit Facility up to $600.0 million. The availability period under the Credit Facility expires on April 20, 2025 and is followed by a one-year amortization period. The stated maturity date under the Credit Facility is April 20, 2026, unless extended.

Borrowings under the Credit Facility bear interest on a per annum rate equal to the Adjusted SOFR plus an applicable margin rate that ranges from 2.95% to 3.35% per annum depending on the Company’s leverage ratio and number of eligible loans in the collateral pool. The Credit Facility provides for a variable advance rate of up to 65% on eligible term loans. The Company also pays an unused commitment fee that ranges from 0.25% to 1.00% per annum based on the total unused lender commitments under the Credit Facility.

The Credit Facility is collateralized by all eligible investment assets held by the Company. The Credit Facility contains representations, warranties, and affirmative and negative covenants customary for secured financings of this type, including certain financial covenants such as a consolidated tangible net worth requirement and a required asset coverage ratio. For the years ended December 31, 2024, 2023, and 2022, the Company was in compliance with all such covenants.

For the years ended December 31, 2024 and December 31, 2023, the weighted average outstanding principal balance was $259.1 million and $278.2 million, respectively, and the weighted average effective interest rate was 8.35% and 8.15%, respectively.

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

Aggregate costs in connection with the December 2026 Notes issuance were $1.0 million, and were capitalized and deferred. As of December 31, 2024 and December 31, 2023, unamortized deferred financing costs related to the December 2026 Notes were $0.4 million and $0.6 million, respectively.

April 2026 Notes

The April 2026 Notes bear an interest rate of 8.54% per year and are due on April 13, 2026, unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the April 2026 Notes will be due semiannually in arrears on April 13 and October 13 of each year.

Aggregate costs in connection with the April 2026 Notes issuance were $0.4 million, and were capitalized and deferred. As of December 31, 2024 and December 31, 2023, unamortized deferred financing costs related to the April 2026 Notes were $0.2 million and $0.3 million, respectively.

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

Aggregate costs in connection with the July 2027 Notes issuance, including the underwriter’s discount and commissions, were $2.7 million, and were capitalized and deferred. As of December 31, 2024 and December 31, 2023, unamortized deferred financing costs related to the July 2027 Notes were $1.4 million and $1.9 million, respectively.

August 2027 Notes

On August 31, 2022, the Company issued and sold a private debt offering of $20.0 million in aggregate principal amount of 7.00% interest-bearing unsecured Series 2022A Senior Notes due 2027 (the “August 2027 Notes”) to an institutional accredited investor (as defined in Regulation D under the Securities Act).

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

Aggregate costs in connection with the August 2027 Notes issuance were $0.7 million, and were capitalized and deferred. As of December 31, 2024 and December 31, 2023, unamortized deferred financing costs related to the August 2027 Notes were $0.4 million and $0.5 million, respectively.

December 2027 Notes

On December 7, 2022, the Company issued and sold $51.75 million in aggregate principal amount of 8.00% interest-bearing unsecured Notes due December 2027 (the "December 2027 Notes") under its shelf Registration Statement on Form N-2. The December 2027 Notes were issued pursuant to the Base Indenture and Second Supplemental Indenture, dated December 7, 2022 between the Company and the Trustee, U.S. Bank Trust Company, National Association.

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

Aggregate costs in connection with the December 2027 Notes issuance, including the underwriter's discount and commissions, were $1.9 million, and were capitalized and deferred. As of December 31, 2024 and December 31, 2023, unamortized deferred financing costs related to the December 2027 Notes were $1.1 million and $1.5 million, respectively.

Senior Securities

Information about the Company’s senior securities is shown in the following table for the fiscal years ended December 31, 2024, 2023, 2022, 2021, 2020, 2019 and 2018 (in thousands). No senior securities were outstanding for the fiscal years ended December 31, 2017 and prior.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
2027 Notes
December 31, 2024	$152,250	$4,382	—	N/A
December 31, 2023	$152,250	$4,593	—	N/A
December 31, 2022	$152,250	$4,784	—	N/A
December 31, 2021	$—	$—	—	N/A
December 31, 2020	$—	$—	—	N/A
December 31, 2019	$—	$—	—	N/A
December 31, 2018	$—	$—	—	N/A

2026 Notes
December 31, 2024	$95,000	$6,420	—	N/A
December 31, 2023	$95,000	$6,759	—	N/A
December 31, 2022	$70,000	$9,229	—	N/A
December 31, 2021	$20,000	$31,310	—	N/A
December 31, 2020	$—	$—	—	N/A
December 31, 2019	$—	$—	—	N/A
December 31, 2018	$—	$—	—	N/A

Credit Facility
December 31, 2024	$311,000	$2,656	—	N/A
December 31, 2023	$272,000	$3,011	—	N/A
December 31, 2022	$337,000	$2,709	—	N/A
December 31, 2021	$61,000	$10,938	—	N/A
December 31, 2020	$99,000	$5,710	—	N/A
December 31, 2019	$61,000	$7,169	—	N/A
December 31, 2018	$—	$—	—	N/A

Credit Facility - CIBC (5)
December 31, 2024	$—	$—	—	N/A
December 31, 2023	$—	$—	—	N/A
December 31, 2022	$—	$—	—	N/A
December 31, 2021	$—	$—	—	N/A
December 31, 2020	$—	$—	—	N/A
December 31, 2019	$—	$—	—	N/A
December 31, 2018	$59,500	$3,813	—	N/A

Total
December 31, 2024	$558,250	$1,922	—	N/A
December 31, 2023	$519,250	$2,054	—	N/A
December 31, 2022	$559,250	$2,030	—	N/A
December 31, 2021	$81,000	$8,484	—	N/A
December 31, 2020	$99,000	$5,710	—	N/A
December 31, 2019	$61,000	$7,169	—	N/A
December 31, 2018	$59,500	$3,813	—	N/A

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

Note 8 — Commitments and Contingencies

Commitments

The following table provides the Company’s contractual obligations as of December 31, 2024 (in thousands):

		Payments Due by Period
Contractual Obligations (1)	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 Years
Borrowings (2)
Credit Facility	$311,000	$—	$311,000	$—	$—
2026 Notes	95,000	—	95,000	—	—
2027 Notes	152,250	—	152,250	—	—
Total Borrowings	558,250	—	558,250	—	—
Deferred Incentive Fees	10,116	2,584	4,886	2,562	84
Total	$568,366	$2,584	$563,136	$2,562	$84

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

Off-balance Sheet Arrangements

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. These unfunded contractual commitments to provide funds to portfolio companies are not reflected on the Consolidated Statements of Asset and Liabilities. With the exception of the JV, the availability of such unfunded commitments is subject to the specific terms and conditions of each contract, which may include, among other things, portfolio company performance requirements and time-based cancellation provisions. As a result, only a portion of unfunded commitments is currently eligible to be drawn.

The Company's unfunded commitments to provide debt and equity financing to its portfolio companies and Runway-Cadma I LLC amounted to $176.7 million and $201.5 million as of December 31, 2024 and December 31, 2023, respectively, shown in the table below (in thousands):

Portfolio Company	Investment Type	December 31, 2024	December 31, 2023
3PL Central LLC (dba Extensiv)	Senior Secured Term Loan	$—	$11,500
Betterment Holdings, Inc.	Senior Secured Term Loan	—	5,000
Blueshift Labs, Inc.	Senior Secured Term Loan	—	14,500
Bombora, Inc.	Senior Secured Term Loan	2,000	2,000
Brivo, Inc.	Senior Secured Term Loan	—	6,000
CarNow, Inc.	Senior Secured Term Loan	12,000	—
EBR Systems, Inc.	Senior Secured Term Loan	—	10,000
Elevate Services, Inc.	Senior Secured Term Loan	14,000	—
Interactions Corporation	Senior Secured Term Loan	10,000	10,000
Linxup, LLC	Senior Secured Term Loan	7,500	7,500
Madison Reed, Inc.	Senior Secured Term Loan	—	1,200
Moximed, Inc.	Senior Secured Term Loan	—	15,000
Nalu Medical, Inc.	Senior Secured Term Loan	—	15,000
Onward Medical, N.V.	Senior Secured Term Loan	38,982	—
Route 92 Medical, Inc.	Senior Secured Term Loan	10,000	20,000
Runway-Cadma I LLC	Joint Venture	29,400	—
SetPoint Medical Corporation	Senior Secured Term Loan	20,000	40,000
Skillshare, Inc.	Senior Secured Term Loan	—	10,000
JobGet Holdings, Inc. (fka Snagajob, Inc.)	Senior Secured Term Loan	—	6,785
JobGet Holdings, Inc. (fka Snagajob, Inc.)	Convertible Note	—	2,035
Snap! Mobile, Inc.	Senior Secured Term Loan	5,000	—
Synack, Inc.	Senior Secured Term Loan	22,500	25,000
Zinnia Corporate Holdings, LLC	Senior Secured Term Loan	5,333	—
Total unused commitments to extend financing		$176,715	$201,520

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

Repurchase Program

On February 24, 2022, the Board of Directors approved a share repurchase program (the “First Repurchase Program”) under which the Company was authorized to repurchase up to $25.0 million of its outstanding common stock, at management’s discretion from time to time in open-market transactions and in accordance with all applicable securities laws and regulations. The Company repurchased 871,345 shares in connection with the First Repurchase Program for an aggregate purchase price of $10.8 million. The First Repurchase Program expired on February 24, 2023.

On November 2, 2023, the Board of Directors approved a share repurchase program (the "Second Repurchase Program"), under which the Company was authorized to repurchase up to $25.0 million of its outstanding shares of common stock, at management’s discretion from time to time in open-market transactions and in accordance with all applicable securities laws and regulations. The Company repurchased 1,961,938 shares in connection with the Second Repurchase Program for an aggregate purchase price of $23.5 million. The Second Repurchase Program expired on November 2, 2024.

On July 30, 2024, the Board of Directors approved a share repurchase program (the "Third Repurchase Program") under which the Company may repurchase up to $15.0 million of its outstanding shares of common stock, at management's discretion from time to time in open-market transactions and in accordance with all applicable securities laws and regulations. If not renewed, the Third Repurchase Program will terminate upon the earlier of (i) July 30, 2025 or (ii) the repurchase of $15.0 million of the Company's shares of common stock. As of December 31, 2024, the Company had repurchased 1,199,867 shares in connection with the Third Repurchase Program for an aggregate purchase price of $12.5 million.

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

For the year ended December 31, 2024, the Company declared and paid dividends in the amount of $69.9 million, of which $68.7 million was distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s Dividend Reinvestment Plan. For the year ended December 31, 2023, the Company declared dividends in the amount of $73.3 million, of which $70.8 million was distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s Dividend Reinvestment Plan. For the year ended December 31, 2022, the Company declared dividends in the amount of $51.6 million, of which $40.7 million was distributed in cash and the remainder distributed in shares to stockholders pursuant to the Company’s Dividend Reinvestment Plan (as defined below).

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

Under the Dividend Reinvestment plan, 96,092, 204,658, and 781,498 shares of common stock were purchased in the open market for a total of $1.1 million, $2.5 million and $10.9 million during the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively.

The following table summarizes the distributions declared and paid since inception through December 31, 2024:

Declaration Date	Type	Record Date	Payment Date	Amount per Share
May 3, 2018	Quarterly	May 15, 2018	May 31, 2018	$0.15
July 26, 2018	Quarterly	August 15, 2018	August 31, 2018	0.25
November 1, 2018	Quarterly	October 31, 2018	November 15, 2018	0.35
March 22, 2019	Quarterly	March 22, 2019	March 26, 2019	0.40
May 2, 2019	Quarterly	May 7, 2019	May 21, 2019	0.45
May 2, 2019	Quarterly	May 31, 2019	July 16, 2019	0.46
July 30, 2019	Quarterly	August 5, 2019	August 26, 2019	0.45
September 27, 2019	Quarterly	September 30, 2019	November 12, 2019	0.04
December 9, 2019	Quarterly	December 10, 2019	December 23, 2019	0.40
March 5, 2020	Quarterly	March 6, 2020	March 20, 2020	0.40
May 7, 2020	Quarterly	May 8, 2020	May 21, 2020	0.35
August 5, 2020	Quarterly	August 6, 2020	August 20, 2020	0.36
October 1, 2020	Quarterly	October 1, 2020	November 12, 2020	0.38
March 4, 2021	Quarterly	March 5, 2021	March 19, 2021	0.37
April 29, 2021	Quarterly	April 30, 2021	May 13, 2021	0.37
July 19, 2021	Quarterly	July 20, 2021	August 12, 2021	0.34
October 28, 2021	Quarterly	November 8, 2021	November 22, 2021	0.25
February 24, 2022	Quarterly	March 8, 2022	March 22, 2022	0.27
April 28, 2022	Quarterly	May 10, 2022	May 24, 2022	0.30
July 28, 2022	Quarterly	August 9, 2022	August 23, 2022	0.33
October 27, 2022	Quarterly	November 8, 2022	November 22, 2022	0.36
February 23, 2023	Quarterly	March 7, 2023	March 21, 2023	0.40
February 23, 2023	Supplemental	March 7, 2023	March 21, 2023	0.05
May 2, 2023	Quarterly	May 15, 2023	May 31, 2023	0.40
May 2, 2023	Supplemental	May 15, 2023	May 31, 2023	0.05
August 1, 2023	Quarterly	August 15, 2023	August 31, 2023	0.40
August 1, 2023	Supplemental	August 15, 2023	August 31, 2023	0.05
November 1, 2023	Quarterly	November 13, 2023	November 28, 2023	0.40
November 1, 2023	Supplemental	November 13, 2023	November 28, 2023	0.06
February 1, 2024	Quarterly	February 12, 2024	February 28, 2024	0.40
February 1, 2024	Supplemental	February 12, 2024	February 28, 2024	0.07
April 30, 2024	Quarterly	May 10, 2024	May 24, 2024	0.40
April 30, 2024	Supplemental	May 10, 2024	May 24, 2024	0.07
July 30, 2024	Quarterly	August 12, 2024	August 26, 2024	0.40
July 30, 2024	Supplemental	August 12, 2024	August 26, 2024	0.05
November 5, 2024	Quarterly	November 18, 2024	December 2, 2024	0.40
			Total	$10.63

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

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. If the Company determines that the estimated current year taxable income will exceed the estimated dividend distributions for the current year from such income, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. For the years ended December 31, 2024, 2023, and 2022, the Company recorded an expense of $0.4 million, $0.7 million, and $0.3 million, respectively, for U.S. federal excise tax, which is included in tax expense in the statement of operations. Differences between taxable income and net increase in net assets resulting from operations either can be temporary, meaning they will reverse in the future, or permanent. In accordance with Section 946‑205‑45‑3 of the ASC, permanent tax differences are reclassified from accumulated undistributed earnings to paid-in-capital at the end of each year and have no impact on total net assets.

For the years ended December 31, 2024, 2023, and 2022, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to non-deductible excise taxes paid as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Additional paid-in capital	$(392)	$(664)	$(290)
Accumulated undistributed earnings	392	664	290

For U.S. federal income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended December 31, 2024, 2023, and 2022 was as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Ordinary income	$69,860	$73,322	$51,593
Long-term capital gain	—	—	—
Return of capital	—	—	—

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized gain (loss) on investments for federal income tax purposes as of and for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2024	2023	2022
Tax cost of investments	$1,100,345	$1,105,481	$1,149,902
Change in unrealized gain on a tax basis	$23,787	$11,239	$9,207
Change in unrealized loss on a tax basis	(47,292)	(49,711)	(32,800)
Net unrealized gain (loss) on a tax basis	$(23,505)	$(38,472)	$(23,593)

At December 31, 2024, 2023 and 2022, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of debt modifications, as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Undistributed ordinary income	$11,747	$17,726	$10,473
Undistributed capital gains	—	—	—
Capital loss carry forwards	(31,596)	(26,726)	(6,011)
Late year losses	—	—	—
Other accumulated losses	(142)	(165)	(189)
Net unrealized gain (loss) on a tax basis	(23,505)	(38,472)	(23,593)
Accumulated earnings/(deficit) on a tax basis	$(43,496)	$(47,637)	$(19,320)

For tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. Funds are permitted to carry forward capital losses for an indefinite period, and such losses will retain their character as either short-term or long-term capital losses.

For the years ended December 31, 2024, 2023 and 2022, the Company did not utilize any capital loss carryforward to offset realized capital gains.

The Company accounts for income taxes in conformity with ASC Topic 740, Income Taxes ("ASC 740"). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions deemed to meet a "more-likely-than-not" threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. There were no material uncertain income tax positions at December 31, 2024, December 31, 2023 or December 31, 2022. Although the Company files federal and state tax returns, the Company's major tax jurisdiction is federal. The previous three tax year-ends and the interim tax period since then remain subject to examination by the Internal Revenue Service.

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

Note 11 — Segment Reporting

The Company operates through a single operating and reporting segment with an investment objective to generate returns to stockholders primarily through current income on loans, and secondarily through capital gains on warrants and other equity positions. The Company's Chief Executive Officer is the Company’s Chief Operating Decision Maker (“CODM”). While the Company lends to and separately evaluates the performance of each of its portfolio companies across various industries, including technology, healthcare, business services, financial services, select consumer services and products, the CODM evaluates and monitors performance of the Company's business on an aggregated basis. Further, each investment is evaluated and managed using similar processes and shared operational support functions, such as deal origination, underwriting, monitoring, compliance, in addition to administrative functions, such as human resources, legal, finance and information technology.

The CODM uses the Company's "Net investment income" and "Net increase (decrease) in net assets resulting from operations" as reported in the Consolidated Statements of Operations to assess the Company’s performance and when allocating resources. "Net investment income" is comprised of consolidated total investment income (segment revenues) and consolidated total operating expenses (significant segment expenses), which are considered the key segment measures of profit or loss reviewed by the CODM. The information and operating expense categories included in the Company’s Consolidated Statements of Operations are fully reflective of the significant expense categories and amounts that are regularly provided to the CODM. All applicable segment disclosures are included in or can be derived from the Company’s consolidated financial statements.

Note 12 — Financial Highlights

The following table sets forth the financial highlights for the years ended December 31, 2016 through 2024 (in thousands, except for per share data and ratios):

	Years Ended December 31,
	2024	2023	2022	2021	2020	2019	2018	2017	2016
Per Share Data(1):
Net asset value at beginning of period	$13.50	$14.22	$14.65	$14.84	$14.58	$15.14	$14.66	$10.38	$15.00
Net investment income	1.64	1.93	1.46	1.30	1.38	1.95	1.26	(0.66)	(83.81)
Net realized gain (loss)	(0.08)	(0.45)	(0.03)	0.12	(0.19)	0.03	-	-	-
Net change in unrealized gain (loss)	0.33	(0.39)	(0.64)	(0.09)	0.52	(0.50)	-	0.14	(0.01)
Total from investment operations	1.89	1.09	0.79	1.33	1.71	1.48	1.26	(0.52)	(83.82)

Distributions	(1.79)	(1.81)	(1.26)	(1.33)	(1.49)	(2.20)	(0.75)	-	-
Offering costs	-	-		(0.21)	-	(0.03)	-	-	-
Accretion (dilution), net (2)	0.19	-	0.04	0.02	0.04	0.19	(0.03)	4.80	79.20
Net asset value at end of period	$13.79	$13.50	$14.22	$14.65	$14.84	$14.58	$15.14	$14.66	$10.38

Ratio/Supplemental Data:
Total return based on net asset value(3)	15.41%	7.67%	5.67%	7.68%	12.00%	10.83%	8.39%	41.23%	(30.80)%
Total return based on market value(4)	1.03%	24.50%	0.23%	N/A	N/A	N/A	N/A	N/A	N/A
Ratio of net investment income to average net assets(5)(6)	12.30%	13.62%	10.14%	8.74%	9.44%	12.85%	8.30%	(4.56)%	(595.90)%
Ratio of total operating expenses to average net assets(5)(6)	15.60%	14.96%	8.13%	5.23%	4.85%	6.58%	6.42%	12.46%	595.90%
Ratio of total operating expenses, excluding incentive fees, to average net assets(5)	12.79%	11.64%	5.90%	3.41%	3.05%	3.64%	5.42%	12.46%	595.90%
Ratio of net increase (decrease) in net assets resulting from operations to average net assets(5)(6)	14.20%	7.72%	5.47%	8.97%	11.65%	9.74%	8.34%	(3.56)%	(595.90)%
Portfolio turnover rate(7)	22.06%	18.61%	19.17%	52.05%	26.31%	35.72%	14.08%	206.80%	N/A

Net assets at beginning of period	$547,071	$576,052	$606,195	$466,244	$376,313	$167,369	$127,040	$3,477	$25
Net assets at end of period	$514,869	$547,071	$576,052	$606,195	$466,244	$376,313	$167,369	$127,040	$3,477
Weighted average net assets	$518,381	$574,594	$589,669	$508,836	$403,188	$283,774	$141,046	$40,389	$152
Weighted average shares outstanding for the period, basic	38,852,271	40,509,269	40,971,242	34,183,358	27,617,425	18,701,021	9,300,960	2,795,274	10,774

(1)
All per share activity, excluding dividends, is calculated based on the weighted-average shares outstanding for the relevant period.
(2)
Net accretion (dilution) represents the effect of issuance and repurchase of common stock.
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

Note 13 —  Subsequent Events

The Company evaluated events subsequent to December 31, 2024 through March 20, 2025, the date the consolidated financial statements were issued.

Distributions

On March 20, 2025, the Board of Directors declared a regular distribution of $0.33 per share for stockholders of record as of March 31, 2025 payable on or before April 14, 2025.

On March 20, 2025, the Board of Directors declared a supplemental distribution of $0.03 per share for stockholders of record as of March 31, 2025 payable on or before April 14, 2025.

BCP Transaction

On January 30, 2025, the Adviser was acquired by certain private investment funds advised by BC Partners credit and Mount Logan Capital Inc., pursuant to its minority investment. On January 23, 2025, the Company’s stockholders approved the Third Amended and Restated Advisory Agreement between the Company and the Adviser at a special meeting of stockholders. The Third Amended and Restated Advisory Agreement was entered into in connection with the termination of the former advisory agreement, which terminated automatically in accordance with its terms as a result of the BCP Transaction. The Third Amended and Restated Advisory Agreement took effect upon the closing of the BCP Transaction on January 30, 2025. Other than the date and term of the agreement, there were no changes to the terms of the Third Amended and Restated Advisory Agreement.

Board of Directors

As previously disclosed, Gregory M. Share informed the Board of Directors on November 15, 2024 of his intent to resign as a director of the Company, effective upon the appointment of a director to fill the vacancy created by his resignation. In connection with the OCM Agreement, OCM Growth submitted Catherine Frey as a replacement nominee for consideration by the Board of Directors. Mr. Share’s resignation was not due to any disagreements with the Company relating to the Company’s operations, policies or practices. The Board of Directors appointed Catherine Frey to serve on the board for the remainder of Mr. Share’s term as a Class III director, effective on January 23, 2025.

On March 13, 2025, John F. Engel informed the Board of Directors of his intent to resign as a director of the Company, effective upon the appointment of a director to fill the vacancy created by his resignation. Mr. Engel's resignation was not due to any disagreements with the Company's operations, policies, or practices. The Board of Directors appointed Jennifer Kwon Chou to serve on the board for the remainder of Mr. Engel’s term as a Class II director, effective on March 21, 2025.

On March 13, 2025, the Board of Directors increased the size of the Board of Directors from five to eight members. The Board of Directors appointed the following individuals to serve on the Board of Directors, effective on March 21, 2025:

•
Alexander Duka was appointed to serve on the Board of Directors as an independent Class I Director for a term expiring at the Company's 2026 annual meeting of stockholders.
•
Ted Goldthorpe was appointed to serve as an interested Class II Director for a term expiring at the Company's 2027 annual meeting of stockholders.
•
Robert Warshauer was appointed to serve as an independent Class III Director for a term expiring at the Company's 2026 annual meeting of stockholders.

Credit Facility

On March 18, 2025, the Company entered into a Sixth Amendment (the "Credit Agreement Amendment") to the Amended and Restated Credit Agreement dated as of April 20, 2022 (the "Credit Agreement"), among the Company, as borrower; the financial institutions parties thereto as lenders (the "Lenders"); KeyBank National Association, as administrative agent for the Lenders; CIBC Bank USA, as documentation agent; MUFG Bank, Ltd., as co-documentation agent; and U.S. Bank Trust Company, National Association, as collateral custodian and paying agent. The Credit Agreement Amendment amended the Credit Agreement to, among other things, (i) extend the maturity date and revolving period; (ii) permit future financing subsidiaries, and (iii) amend certain other terms of the Credit Agreement, including without limitation loan eligibility criteria, the borrowing base calculation, and excess concentration measures.

Recent Portfolio Activity

From January 1, 2025 through March 20, 2025, the Company completed $2.7 million of additional debt commitments, of which $2.7 million was funded upon closing. In addition, the Company funded $13.0 million in unfunded commitments on existing investments. The Company also received $25.6 million in debt prepayments and $37.4 million in proceeds from the sale of equity and warrant positions.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2024 was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm due to an exemption for emerging growth companies under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(a) None

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

None.

PART III

We will file a definitive Proxy Statement for our 2025 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, within 120 days after the end of our fiscal year-end, which was December 31, 2024. Accordingly, the information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference herein.

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2024.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2024.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2024.

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this annual report on Form 10‑K:

(a) Consolidated Financial Statements

(1)
Consolidated Financial Statements — Refer to Part II, Item 8 of this Form 10‑K, which are filed herewith:

Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit No.	Description
3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(13)
3.3	Second Amended and Restated Bylaws(13)
4.1	Description of Securities(9)
4.2	Indenture, dated July 28, 2022, by and between Runway Growth Finance Corp. and U.S. Bank Trust Company, National Association, as trustee(19)
4.3	First Supplemental Indenture, dated July 28, 2022, by and between Runway Growth Finance Corp. and U.S. Bank Trust Company, National Association, as trustee(19)
4.4	Form of Global Note 7.50% Note Due 2027 (included as part of Exhibit 4.3)(19)
4.5	Second Supplemental Indenture, dated December 7, 2022, by and between Runway Growth Finance Corp. and U.S. Bank Trust Company, National Association, as trustee(20)
4.6	Form of Global Note 8.00% Note Due 2027 (included as part of Exhibit 4.5)(20)
9.1	Voting Proxy of OCM Growth Holdings, LLC in favor of Runway Growth Credit Fund Inc.(3)
10.1	Second Amended and Restated Investment Advisory Agreement between Runway Growth Credit Fund Inc. and Runway Growth Capital LLC, as the investment adviser(4)
10.2	Third Amended and Restated Investment Advisory Agreement between Runway Growth Finance Corp. and Runway Growth Capital LLC, as the investment adviser(26)
10.3	Amended and Restated Administration Agreement between Runway Growth Credit Fund Inc. and Runway Administrator Services, LLC, as the administrator(12)
10.4	Stockholder Agreement between Runway Growth Credit Fund Inc. and OCM Growth Holdings, LLC(1)
10.5	Custody Agreement between Runway Growth Credit Fund Inc. and U.S. Bank National Association, as the custodian dated as of December 16, 2016(1)
10.6	First Amendment to Custody Agreement between Runway Growth Finance Corp. and U.S. Bank National Association, as the custodian, dated as of August 3, 2023(23)
10.7	Amended and Restated Dividend Reinvestment Plan,(17)
10.8	Form of Indemnification Agreement(5)
10.9	Trademark License Agreement by and between Runway Growth Capital LLC and the Runway Growth Finance Corp.(16)
10.10	Transfer Agent Agreement by and between American Stock Transfer & Trust Company, LLC and the Registrant(7)
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

10.16	Master Note Purchase Agreement, dated December 10, 2021, by and among Runway Growth Finance Corp. and the Purchasers signatory thereto(15)
10.17	First Supplement to Note Purchase Agreement, dated April 13, 2023, by and between Runway Growth Finance Corp. and the Purchasers party thereto(22)
10.18

Fifth Amendment to Credit Agreement, dated as of October 19, 2021, among Runway Growth Finance Corp., as borrower; the financial institutions party thereto as lenders; KeyBank National Association, as administrative agent and lender; CIBC Bank USA, as documentation agent and lender; MUFG Union Bank, N.A. as co-documentation agent and lender; and U.S. Bank National Association, as paying agent(17)

10.19

Amended and Restated Credit Agreement, dated as of April 20, 2022, among Runway Growth Finance Corp., as borrower; the financial institutions party thereto as lenders; KeyBank National Association, as administrative agent and lender; CIBC Bank USA, as documentation agent and lender; MUFG Union Bank, N.A. as co-documentation agent and lender; and U.S. Bank National Association, as paying agent(18)

10.20

Second Amendment to the Amended and Restated Credit Agreement, dated as of January 4, 2023, among Runway Growth Finance Corp., as borrower; the financial institutions parties thereto as lenders; and KeyBank National Association, as administrative agent and lender; CIBC Bank USA, as documentation agent; MUFG Union Bank, Ltd (as successor-in-interest to MUFG Union Bank, N.A.), as documentation agent; and U.S. Bank Trust Company, National Association, as paying agent(21)

10.21

Third Amendment to the Amended and Restated Credit Agreement, dated as of March 24, 2023, among Runway Growth Finance Corp., as borrower, the financial institutions party thereto as lenders, KeyBank National Association, as administrative and lender, CIBC Bank USA, as documentation, MUFG Bank, Ltd. (as successor in interest to MUFG Bank, N.A.), as co-documentation agent, and U.S. Bank Trust Company, National Association, as paying agent(28)

10.22

Fourth Amendment to the Amended and Restated Credit Agreement, dated as of December 4, 2023, among Runway Growth Finance Corp., as borrower, the financial institutions party thereto as lenders, KeyBank National Association, as administrative agent and lender, CIBC Bank USA, as documentation agent, MUFG Bank, Ltd. (as successor in interest to MUFG Union Bank, N.A.), as co-documentation agent, and U.S. Bank Trust Company, National Association, as paying agent(24)

10.23

Joinder Agreement and Facility Amount Increase, dated as of December 4, 2023, among Runway Growth Finance Corp., as borrower, the financial institutions party thereto as lenders, and KeyBank National Association, as administrative agent(24)

10.24

Fifth Amendment to the Amended and Restated Credit Agreement, dated as of November 22, 2024, among Runway Growth Finance Corp., as borrower, the financial institutions party thereto as lenders, KeyBank National Association, as administrative agent and lender, CIBC Bank USA, as documentation agent, MUFG Bank, Ltd. (as successor in interest to MUFG Union Bank, N.A.), as co-documentation agent, and U.S. Bank Trust Company, National Association, as paying agent(28)

10.25

Sixth Amendment to the Amended and Restated Credit Agreement, dated as of March 18, 2025, among Runway Growth Finance Corp., as borrower, the financial institutions party thereto as lenders, KeyBank National Association, as administrative agent and lender, CIBC Bank USA, as documentation agent, MUFG Bank, Ltd. (as successor in interest to MUFG Union Bank, N.A.), as co-documentation agent, and U.S. Bank Trust Company, National Association, as paying agent*

11.1	Computation of Per Share Earnings (Included in the notes to the consolidated financial statements contained in this report)
14.1	Joint Code of Ethics(25)
19.1	Insider Trading Policy and Procedures*
21.1	List of Subsidiaries: P3 Holdco LLC - Delaware
23.1	Consent of RSM US LLP*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation*
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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
(17)
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
(23)
Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2023.
(24)
Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2023.
(25)
Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2025.
(26)
Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2025.
(27)
Previously filed as an exhibit to the Company’s Registration Statement on Form N-2 filed with the SEC on February 7, 2025.
(28)
Previously filed as an exhibit to the Company’s Registration Statement on Form N-2/A filed with the SEC on March 19, 2025.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUNWAY GROWTH FINANCE CORP.

Date: March 20, 2025
By:
/s/ R. David Spreng
R. David Spreng
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 20, 2025	By:
/s/ R. David Spreng
R. David Spreng
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: March 20, 2025	By:
/s/ Thomas B. Raterman
Thomas B. Raterman
Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

Date: March 20, 2025	By:
/s/ Gary Kovacs
Gary Kovacs
Director

Date: March 20, 2025	By:
/s/ Catherine Frey
Catherine Frey
Director

Date: March 20, 2025	By:
/s/ Julie Persily
Julie Persily
Director

Date: March 20, 2025	By:
/s/ John F. Engel
John F. Engel
Director