Form 10-K/A
period 2024-12-31
Runway Growth Finance Corp.
filed 2025-03-27
CIK 1653384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of  "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Documents Incorporated by Reference: Portions of the registrant’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

Runway Growth Finance Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Company’s annual report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”), filed with the Securities and Exchange Commission on March 20, 2025 (the “Original Filing”).

This Amendment is being filed for the purpose of correcting the Report of RSM US LLP included in the Original Filing (the “Report”) to correct the administrative error related to the date the Report was issued. The changes made to the Report do not in any way change the conclusions expressed in the Report included in the Form 10-K.

Additionally, the Company is filing herewith a consent of Deloitte & Touche LLP to incorporate by reference into the Registration Statement on Form N-2 (File No. 333-284781) of its report dated March 20, 2025, relating to the consolidated financial statements of the Company, and the related notes, appearing in the Form 10-K.

The cover page attached hereto has been updated to reflect the Amendment and to state the Company’s intent to incorporate by reference portions of the Company’s proxy statement for its 2025 annual meeting of stockholders into Part III of its Form 10-K.

As required by Rule 12b-15 under Securities Exchange Act of 1934, as amended, the Amendment includes certifications from the Company’s principal executive officer and principal financial officer dated as of the filing of this Amendment. As this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. The Company is not including new certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

The Amendment does not affect any other items in the Original Filing, including the Company’s financial statements and the notes to the financial statements. Except as otherwise indicated, the Amendment speaks as of the date of the Original Filing and reflects only the changes discussed above. Accordingly, this Amendment should be read in conjunction with the Original Filing.

PART II

Item 8. Consolidated Financial Statements and Supplementary Data.

Index to Audited Consolidated Financial Statements

The following document is being filed as part of this Amendment:

Report of Independent Registered Public Accounting Firm (RSM US LLP; Chicago, Illinois, PCAOB ID No. 49)

The following documents were included in the Original Filing:

Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP; New York, New York, PCAOB ID No. 34)
Consolidated Statements of Assets and Liabilities as of December 31, 2024 and 2023
Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Changes in Net Assets for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
Consolidated Schedules of Investments as of December 31, 2024 and 2023
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Runway Growth Finance Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities of Runway Growth Finance Corp. and its subsidiary (the Company), including the consolidated schedule of investments, as of December 31, 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations, changes in net assets and cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RSM US LLP

We served as the Company's auditor from 2015 to January 23, 2025.

Chicago, Illinois

March 7, 2024

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed or incorporated by reference as part of the Company’s Annual Report on Form 10-K:

(a) Consolidated Financial Statements

(1) Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP; New York, New York, PCAOB ID No. 34)**
Report of Independent Registered Public Accounting Firm (RSM US LLP; Chicago, Illinois, PCAOB ID No. 49) *
Consolidated Statements of Assets and Liabilities as of December 31, 2024 and 2023 **
Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022 **
Consolidated Statements of Changes in Net Assets for the years ended December 31, 2024, 2023 and 2022 **
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022 **
Consolidated Schedules of Investments as of December 31, 2024 and 2023 **
Notes to Consolidated Financial Statements **

* Filed herewith.

** Filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on March 20, 2025.

Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit No.	Description
3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(13)
3.3	Second Amended and Restated Bylaws(13)
4.1	Description of Securities(9)
4.2	Indenture, dated July 28, 2022, by and between Runway Growth Finance Corp. and U.S. Bank Trust Company, National Association, as trustee(19)
4.3	First Supplemental Indenture, dated July 28, 2022, by and between Runway Growth Finance Corp. and U.S. Bank Trust Company, National Association, as trustee(19)
4.4	Form of Global Note 7.50% Note Due 2027 (included as part of Exhibit 4.3)(19)
4.5	Second Supplemental Indenture, dated December 7, 2022, by and between Runway Growth Finance Corp. and U.S. Bank Trust Company, National Association, as trustee(20)
4.6	Form of Global Note 8.00% Note Due 2027 (included as part of Exhibit 4.5)(20)

9.1	Voting Proxy of OCM Growth Holdings, LLC in favor of Runway Growth Credit Fund Inc.(3)
10.1	Second Amended and Restated Investment Advisory Agreement between Runway Growth Credit Fund Inc. and Runway Growth Capital LLC, as the investment adviser(4)
10.2	Third Amended and Restated Investment Advisory Agreement between Runway Growth Finance Corp. and Runway Growth Capital LLC, as the investment adviser(26)
10.3	Amended and Restated Administration Agreement between Runway Growth Credit Fund Inc. and Runway Administrator Services, LLC, as the administrator(12)
10.4	Stockholder Agreement between Runway Growth Credit Fund Inc. and OCM Growth Holdings, LLC(1)
10.5	Custody Agreement between Runway Growth Credit Fund Inc. and U.S. Bank National Association, as the custodian dated as of December 16, 2016(1)
10.6	First Amendment to Custody Agreement between Runway Growth Finance Corp. and U.S. Bank National Association, as the custodian, dated as of August 3, 2023(23)
10.7	Amended and Restated Dividend Reinvestment Plan(17)
10.8	Form of Indemnification Agreement(5)
10.9	Trademark License Agreement by and between Runway Growth Capital LLC and the Runway Growth Finance Corp.(16)
10.10	Transfer Agent Agreement by and between American Stock Transfer & Trust Company, LLC and the Registrant(7)
10.11	Credit Agreement, dated as of May 31, 2019, by and among the Company, as borrower, KeyBank National Association, as administrative agent and syndication agent, CIBC Bank USA, as documentation agent, U.S. Bank National Association, as paying agent, the guarantors from time to time party thereto, and the lenders from time to time party thereto(8)
10.12	First Amendment to Credit Agreement, dated as of November 10, 2020, among the Company, as borrower; the financial institutions party thereto as lenders; KeyBank National Association, as administrative agent and lender; CIBC Bank USA, as documentation agent and lender; and U.S. Bank National Association, as paying agent(10)
10.13	Second Amendment to Credit Agreement, dated as of December 2, 2020, among the Company, as borrower; the financial institutions party thereto as lenders; KeyBank National Association, as administrative agent and lender; CIBC Bank USA, as documentation agent and lender; MUFG Union Bank, N.A., as co-documentation agent and lender; and U.S. Bank National Association, as paying agent(11)
10.14	Third Amendment to Credit Agreement, dated as of June 1, 2021, among the Company, as borrower; the financial institutions party thereto as lenders; KeyBank National Association, as administrative agent and lender; CIBC Bank USA, as documentation agent and lender; MUFG Union Bank, N.A., as co-documentation agent and lender; and U.S. Bank National Association, as paying agent(14)
10.15	Fourth Amendment to Credit Agreement, dated as of August 3, 2021, among Runway Growth Credit Fund Inc., as borrower; the financial institutions party thereto as lenders; KeyBank National Association, as administrative agent and lender; CIBC Bank USA, as documentation agent and lender; MUFG Union Bank, N.A. as co-documentation agent and lender; and U.S. Bank National Association, as paying agent(12)

10.16	Master Note Purchase Agreement, dated December 10, 2021, by and among Runway Growth Finance Corp. and the Purchasers signatory thereto(15)
10.17	First Supplement to Note Purchase Agreement, dated April 13, 2023, by and between Runway Growth Finance Corp. and the Purchasers party thereto(22)
10.18	Fifth Amendment to Credit Agreement, dated as of October 19, 2021, among Runway Growth Finance Corp., as borrower; the financial institutions party thereto as lenders; KeyBank National Association, as administrative agent and lender; CIBC Bank USA, as documentation agent and lender; MUFG Union Bank, N.A. as co-documentation agent and lender; and U.S. Bank National Association, as paying agent(17)
10.19	Amended and Restated Credit Agreement, dated as of April 20, 2022, among Runway Growth Finance Corp., as borrower; the financial institutions party thereto as lenders; KeyBank National Association, as administrative agent and lender; CIBC Bank USA, as documentation agent and lender; MUFG Union Bank, N.A. as co-documentation agent and lender; and U.S. Bank National Association, as paying agent(18)
10.20	Second Amendment to the Amended and Restated Credit Agreement, dated as of January 4, 2023, among Runway Growth Finance Corp., as borrower; the financial institutions parties thereto as lenders; and KeyBank National Association, as administrative agent and lender; CIBC Bank USA, as documentation agent; MUFG Union Bank, Ltd (as successor-in-interest to MUFG Union Bank, N.A.), as documentation agent; and U.S. Bank Trust Company, National Association, as paying agent(21)
10.21	Third Amendment to the Amended and Restated Credit Agreement, dated as of March 24, 2023, among Runway Growth Finance Corp., as borrower, the financial institutions party thereto as lenders, KeyBank National Association, as administrative and lender, CIBC Bank USA, as documentation, MUFG Bank, Ltd. (as successor in interest to MUFG Bank, N.A.), as co-documentation agent, and U.S. Bank Trust Company, National Association, as paying agent(28)
10.22	Fourth Amendment to the Amended and Restated Credit Agreement, dated as of December 4, 2023, among Runway Growth Finance Corp., as borrower, the financial institutions party thereto as lenders, KeyBank National Association, as administrative agent and lender, CIBC Bank USA, as documentation agent, MUFG Bank, Ltd. (as successor in interest to MUFG Union Bank, N.A.), as co-documentation agent, and U.S. Bank Trust Company, National Association, as paying agent(24)
10.23	Joinder Agreement and Facility Amount Increase, dated as of December 4, 2023, among Runway Growth Finance Corp., as borrower, the financial institutions party thereto as lenders, and KeyBank National Association, as administrative agent(24)
10.24	Fifth Amendment to the Amended and Restated Credit Agreement, dated as of November 22, 2024, among Runway Growth Finance Corp., as borrower, the financial institutions party thereto as lenders, KeyBank National Association, as administrative agent and lender, CIBC Bank USA, as documentation agent, MUFG Bank, Ltd. (as successor in interest to MUFG Union Bank, N.A.), as co-documentation agent, and U.S. Bank Trust Company, National Association, as paying agent(28)
10.25	Sixth Amendment to the Amended and Restated Credit Agreement, dated as of March 18, 2025, among Runway Growth Finance Corp., as borrower, the financial institutions party thereto as lenders, KeyBank National Association, as administrative agent and lender, CIBC Bank USA, as documentation agent, MUFG Bank, Ltd. (as successor in interest to MUFG Union Bank, N.A.), as co-documentation agent, and U.S. Bank Trust Company, National Association, as paying agent (29)
11.1	Computation of Per Share Earnings (Included in the notes to the consolidated financial statements contained in this report) (29)

14.1	Joint Code of Ethics(25)
19.1	Insider Trading Policy and Procedures(29)
21.1	List of Subsidiaries: P3 Holdco LLC – Delaware
23.1	Consent of RSM US LLP(29)
23.2	Consent of Deloitte & Touche LLP*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(29)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(29)
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation(29)
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

(8) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 06, 2019.

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

(19) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2022.

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

(29) Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2025.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUNWAY GROWTH FINANCE CORP.

Date: March 27, 2025
By:
/s/ R. David Spreng
R. David Spreng
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 27, 2025	By:
/s/ R. David Spreng
R. David Spreng
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 27, 2025	By:
/s/ Thomas B. Raterman
Thomas B. Raterman
Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

Date: March 27, 2025	By:
/s/ Ted Goldthorpe
Ted Goldthorpe
Chairman of the Board of Directors

Date: March 27, 2025	By:
/s/ Gary Kovacs
Gary Kovacs
Director

Date: March 27, 2025	By:
/s/ Catherine Frey
Catherine Frey
Director

Date: March 27, 2025	By:
/s/ Julie Persily
Julie Persily
Director

Date: March 27, 2025	By:
/s/ Jennifer Kwon Chou
Jennifer Kwon Chou
Director

Date: March 27, 2025	By:
/s/ Robert Warshauer
Robert Warshauer
Director

Date: March 27, 2025	By:
/s/ Alexander Duka
Alexander Duka
Director