Form 10-Q
period 2025-03-31
Runway Growth Finance Corp.
filed 2025-05-12
CIK 1653384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. Refer to the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
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

The issuer had 37,347,428 shares of common stock, $0.01 par value per share, outstanding as of May 8, 2025.

RUNWAY GROWTH FINANCE CORP.

FORM 10‑Q FOR THE QUARTER ENDED March 31, 2025

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

RUNWAY GROWTH FINANCE CORP.

Consolidated Statements of Assets and Liabilities

(In thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Investments at fair value:
Non-control/non-affiliate investments at fair value (cost of $1,039,965 and $1,038,135, respectively)	$997,359	$1,005,328
Affiliate investments at fair value (cost of $4,551 and $59,198, respectively)	-	64,572
Control investments at fair value (cost of $6,550 and $6,550, respectively)	6,874	6,940
Total investments at fair value (cost of $1,051,066 and $1,103,883, respectively)	1,004,233	1,076,840
Cash and cash equivalents	18,356	5,751
Interest and fees receivable	8,730	8,141
Other assets	1,577	623
Total assets	1,032,896	1,091,355
Liabilities
Debt:
Credit facility	253,000	311,000
2026 Notes	95,000	95,000
2027 Notes	152,250	152,250
Unamortized deferred financing costs	(8,043)	(5,918)
Total debt, less unamortized deferred financing costs	492,207	552,332
Distributions payable	13,445	-
Incentive fees payable	14,045	14,106
Interest payable	7,656	7,743
Accrued expenses and other liabilities	2,253	2,305
Total liabilities	529,606	576,486
Commitments and contingencies (Note 8)
Net assets
Common stock, par value	373	373
Additional paid-in capital	557,992	557,992
Accumulated undistributed (overdistributed) earnings	(55,075)	(43,496)
Total net assets	$503,290	$514,869

Shares of common stock outstanding ($0.01 par value, 100,000,000 shares authorized)	37,347,428	37,347,428
Net asset value per share	$13.48	$13.79

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Investment income
From non-control/non-affiliate investments:
Interest income	$30,109	$34,455
Payment-in-kind interest income	3,651	4,207
Dividend income	318	-
Fee income	229	620
From affiliate investments:
Interest income	646	599
Fee income	256	-
Other income	189	128
Total investment income	35,398	40,009
Operating expenses
Management fees	4,009	3,952
Incentive fees	3,929	4,668
Interest and other debt financing expenses	10,287	10,860
Professional fees	454	662
Administration agreement expenses	625	564
Insurance expense	155	208
Tax expense	110	2
Other expenses	230	429
Total operating expenses	19,799	21,345
Net investment income	15,599	18,664
Net realized and net change in unrealized gain (loss) on investments
Net realized gain (loss) on non-control/non-affiliate investments	(2,886)	-
Net realized gain (loss) on affiliate investments	8,943	-
Net realized gain (loss) on investments	6,057	-
Net change in unrealized gain (loss) on non-control/non-affiliate investments	(9,799)	(5,065)
Net change in unrealized gain (loss) on affiliate investments	(9,925)	(1,552)
Net change in unrealized gain (loss) on control investments	(66)	-
Net change in unrealized gain (loss) on investments	(19,790)	(6,617)
Net realized and unrealized gain (loss) on investments	(13,733)	(6,617)
Net increase (decrease) in net assets resulting from operations	$1,866	$12,047
Net investment income per common share (basic and diluted)	$0.42	$0.46
Net increase (decrease) in net assets resulting from operations per common share (basic and diluted)	$0.05	$0.30
Weighted average shares outstanding (basic and diluted)	37,347,428	40,392,255

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Statements of Changes in Net Assets

(Unaudited)

(In thousands, except share data)

	Common Stock			Additional	Accumulated Undistributed
For the Three Months Ended March 31, 2025	Outstanding Shares (1)	Par Value	Treasury Stock (2)	Paid-in Capital	(Overdistributed) earnings	Total Net Assets
Balances at December 31, 2024	37,347,428	$373	$-	$557,992	$(43,496)	$514,869
Net investment income	-	-	-	-	15,599	15,599
Net realized gain (loss) on investments	-	-	-	-	6,057	6,057
Net change in unrealized gain (loss) on investments	-	-	-	-	(19,790)	(19,790)
Dividends paid to stockholders	-	-	-	-	(13,445)	(13,445)
Balances at March 31, 2025	37,347,428	$373	$-	$557,992	$(55,075)	$503,290

	Common Stock			Additional	Accumulated Undistributed
For the Three Months Ended March 31, 2024	Outstanding Shares (1)	Par Value	Treasury Stock (2)	Paid-in Capital	(Overdistributed) earnings	Total Net Assets
Balances at December 31, 2023	40,509,269	$414	$(10,816)	$605,110	$(47,637)	$547,071
Net investment income	-	-	-	-	18,664	18,664
Net realized gain (loss) on investments	-	-	-	-	-	-
Net change in unrealized gain (loss) on investments	-	-	-	-	(6,617)	(6,617)
Acquisition of treasury stock (2)	(887,096)	-	(10,609)	-	-	(10,609)
Dividends paid to stockholders	-	-	-	-	(19,040)	(19,040)
Shares retired	(11)	-	-	-	-	-
Tax reclassification	-	-	-	(2)	2	-
Balances at March 31, 2024	39,622,162	$414	$(21,425)	$605,108	$(54,628)	$529,469
(1)
Number of shares is shown net of cumulative share repurchases of 4,033,150 and 1,758,441 shares as of March 31, 2025 and March 31, 2024, respectively.
(2)
Prior to December 31, 2024, the Company reported repurchases of common stock as a separate financial statement line item labeled as "Treasury stock" within "Total net assets" and labeled any related activity as "Acquisition of treasury stock." As of December 31, 2024 and going forward, any shares that were repurchased by the Company are to be returned to unissued common shares and amounts repurchased are presented as a deduction from "Common stock, par value" and "Additional paid-in capital." For more information, refer to "Repurchases of Common Stock" in "Note 2 - Summary of Significant Accounting Policies."

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net increase in net assets resulting from operations	$1,866	$12,047
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(15,320)	(24,642)
Payment-in-kind interest	(3,260)	(4,176)
Sales or repayments of investments	78,643	34,862
Sales or maturities of U.S. Treasury Bills	-	42,029
Net realized (gain) loss on investments	(6,057)	-
Net change in unrealized (gain) loss on investments	19,790	6,617
Amortization of fixed income premiums or accretion of discounts and end-of-term payments	(1,189)	(4,013)
Amortization of deferred financing costs	832	840
Changes in operating assets and liabilities:
(Increase) decrease in interest and fees receivable	(589)	1,423
(Increase) decrease in other assets	(954)	60
Increase (decrease) in incentive fees payable	(61)	1,336
Increase (decrease) in interest payable	(87)	1,171
Increase (decrease) in accrued expenses and other liabilities	(52)	1,044
Net cash provided by (used in) operating activities	73,562	68,598
Cash flows from financing activities
Payments of deferred financing costs	(2,957)	(4)
Borrowings under credit facility	17,000	10,000
Repayments under credit facility	(75,000)	(45,000)
Acquisition of treasury shares	-	(10,609)
Dividends paid to stockholders	-	(19,040)
Net cash (used in) provided by financing activities	(60,957)	(64,653)
Net increase (decrease) in cash and cash equivalents	12,605	3,945
Cash and cash equivalents at beginning of period	5,751	2,970
Cash and cash equivalents at end of period	$18,356	$6,915
Supplemental and non-cash financing cash flow information:
Taxes paid	$390	$616
Interest paid	8,986	8,008
Dividends declared but not yet paid	13,445	-

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited)

March 31, 2025

(In thousands, except share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Debt Investments
	Application Software
Airship Group, Inc.	Senior Secured	SOFR+3.75%, 9.08% floor, 3.00% PIK, 3.25% ETP	6/28/2024	6/15/2028	49,499	49,008	50,003	(10) (11) (12)
Blueshift Labs, Inc.	Senior Secured	SOFR+6.25%, 11.25% floor, 2.00% PIK, 1.50% ETP	12/19/2023	12/15/2028	26,148	25,906	23,242	(10) (11) (12)
	Senior Secured	SOFR+6.25%, 11.25% floor, 2.00% PIK	12/12/2024	12/15/2028	503	503	938	(10) (12) (22)
Circadence Corporation	Senior Secured	SOFR+9.50%, 12.26% floor, 7.50% ETP	12/20/2018	12/15/2025	23,752	25,102	20,321	(11)
FiscalNote, Inc.	Senior Secured	PRIME+5.00%, 9.00% floor, 1.00% PIK, 5.75% ETP	10/19/2020	7/15/2027	25,689	26,129	25,657	(10) (11) (12) (14)
Piano Software, Inc.	Senior Secured	SOFR+7.25%, 11.25% floor, 1.50% ETP	12/31/2024	12/31/2029	43,000	42,048	42,096	(11) (12)
Snap! Mobile, Inc.	Senior Secured	SOFR+7.50%, 12.10% floor, 3.83% ETP	9/30/2024	9/30/2028	18,000	17,571	17,717	(11) (12)
VTX Intermediate Holdings, Inc. (dba VertexOne)	Senior Secured	SOFR+7.00%, 8.00% floor, 1.00% PIK, 3.00% ETP	12/12/2024	9/24/2029	35,092	34,807	34,823	(10) (11) (12)
	Second Lien	FIXED 12.50% PIK, 31.05% ETP	12/12/2024	9/24/2029	6,000	5,746	5,803	(10) (11) (12)
	Total Application Software - 43.83%*					226,820	220,600

	Data Processing & Outsourced Services
Elevate Services, Inc.	Senior Secured	SOFR+7.50%, 12.78% floor	7/10/2023	7/10/2027	39,000	38,133	39,455	(12)
Hurricane Cleanco Limited	Senior Secured	FIXED 6.25%, 6.25% PIK	12/31/2024	11/22/2029	27,941	27,124	27,941	(5) (9) (10) (21)
Interactions Corporation	Senior Secured	SOFR+9.26%, 9.76% floor, 3.9375% ETP	6/24/2022	6/15/2027	40,000	40,452	40,395	(11) (12)
Vesta Payment Solutions, Inc.	Senior Secured	SOFR+7.00%, 9.00% floor, 6.00% ETP	11/29/2022	11/15/2026	25,000	25,590	22,246	(11) (12)
	Total Data Processing & Outsourced Services - 25.84%*					131,299	130,037

	Electronic Equipment & Instruments
Brivo, Inc.	Senior Secured	SOFR+7.25%, 11.29% floor, 2.53% ETP	12/27/2024	12/15/2029	40,000	39,755	39,766	(11) (12)
	Total Electronic Equipment & Instruments - 7.90%*					39,755	39,766

	Healthcare Equipment
Moximed, Inc.	Senior Secured	PRIME+5.25%, 8.75% floor, 3.50% ETP	6/24/2022	7/1/2027	15,000	15,118	15,382	(11) (12)
	Total Healthcare Equipment - 3.06%*					15,118	15,382

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

March 31, 2025

(In thousands, except share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Debt Investments
	Healthcare Technology
EBR Systems, Inc.	Senior Secured	PRIME+4.90%, 8.90% floor, 4.50% ETP	6/30/2022	6/15/2027	40,000	40,188	40,787	(11) (12) (16)
Mingle Healthcare Solutions, Inc.	Senior Secured	SOFR+9.75%, 12.26% floor, 10.50% ETP	8/15/2018	12/15/2026	4,257	4,887	2,403	(11) (26)
Nalu Medical, Inc.	Senior Secured	PRIME+2.70%, 6.70% floor, 2.00% PIK, 4.50% ETP	10/12/2022	10/12/2027	21,007	21,212	21,985	(10) (11) (12)
Onward Medical, N.V.	Senior Secured	SOFR+6.50%, 10.75% floor, 2.50% ETP	6/28/2024	6/15/2028	17,088	16,730	16,994	(8) (9) (11) (12) (17)
Route 92 Medical, Inc.	Senior Secured	SOFR+7.00%, 9.00% floor, 3.95% ETP	3/31/2025	3/31/2029	35,000	34,095	34,095	(11) (12)
SetPoint Medical Corporation	Senior Secured	SOFR+5.75%, 9.00% floor, 4.00% ETP	12/29/2022	12/1/2027	25,000	25,293	25,986	(11) (12)
	Total Healthcare Technology - 28.26%*					142,405	142,250

	Human Resource & Employment Services
JobGet Holdings, Inc. (fka Snagajob.com, Inc.)	Senior Secured	SOFR+8.50% PIK, 9.00% floor, 2.75% ETP	9/29/2021	11/15/2025	3,732	3,774	2,574	(10) (11) (26)
	Total Human Resource & Employment Services - 0.51%*					3,774	2,574

	Internet & Direct Marketing Retail
Madison Reed, Inc.	Senior Secured	PRIME+4.75%, 11.00% floor, 11.00% cash cap, 3.00% ETP	12/16/2022	12/16/2026	16,289	16,364	16,529	(10) (11) (12)
Marley Spoon SE	Senior Secured	SOFR+8.75% PIK, 9.51% floor, 0.95% ETP	6/30/2021	6/15/2027	43,067	43,155	33,527	(6) (9) (10) (11) (18)
	Total Internet & Direct Marketing Retail - 9.95%*					59,519	50,056

	Internet Software and Services
Bombora, Inc.	Senior Secured	SOFR+4.75%, 6.75% floor, 3.25% PIK, 0.96% ETP	12/26/2023	1/15/2028	29,146	29,133	29,337	(10) (11) (12)
CarNow, Inc.	Senior Secured	SOFR+7.25%, 11.75% floor, 1.60% ETP	3/22/2024	3/22/2029	20,000	17,959	18,204	(11) (12)
Skillshare, Inc.	Senior Secured	SOFR+6.50%, 10.72% floor, 3.00% ETP	11/8/2022	11/8/2026	24,000	24,399	24,216	(11) (12)
Synack, Inc.	Senior Secured	SOFR+7.00%, 11.07% floor, 1.00% ETP	12/29/2023	12/29/2028	42,500	42,360	42,605	(11) (12)
Zinnia Corporate Holdings, LLC	Senior Secured	SOFR+8.00%, 10.00% floor	9/23/2024	9/21/2029	40,000	39,262	39,433	(12)
	Total Internet Software and Services - 30.56%*					153,113	153,795

	Property & Casualty Insurance
Kin Insurance, Inc.	Senior Secured	PRIME+6.25%, 12.50% floor, 3.30% ETP	9/26/2022	9/15/2026	75,000	76,113	76,871	(11) (12)
	Total Property & Casualty Insurance - 15.27%*					76,113	76,871

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

March 31, 2025

(In thousands, except share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Debt Investments
	System Software
3PL Central LLC (dba Extensiv)	Senior Secured	SOFR+7.00%, 9.00% floor, 5.00% ETP	11/9/2022	9/30/2025	72,290	72,972	69,942	(11) (12)
Dejero Labs Inc.	Second Lien	SOFR+8.00%, 8.50% floor, 2.00% PIK, 3.00% ETP	12/22/2021	12/22/2025	14,535	14,805	14,513	(7) (9) (10) (11) (12)
Linxup, LLC	Senior Secured	PRIME+3.25%, 11.75% floor, 2.25% ETP	11/3/2023	11/15/2027	30,000	29,846	30,602	(11) (12)
	Total System Software - 22.86%*					117,623	115,057

Total Debt Investments - 188.04%*						965,539	946,388

Equity Investments
	Advertising
Minute Media Inc.	Equity	Preferred Stock	12/13/2023	N/A	1,039	120	132	(5) (9) (13)
	Equity	Common Stock	12/13/2023	N/A	136	16	16	(5) (9) (13)
	Total Advertising - 0.03%*					136	148

	Application Software
Aria Systems, Inc.	Equity	Series G Preferred Stock	7/10/2018	N/A	289,419	250	285	(13)
FiscalNote, Inc.	Equity	Common Stock	10/19/2020	N/A	230,881	438	186	(13) (14) (19)
VTX Holdings, LLC	Equity	Series C Preferred Units	12/12/2024	N/A	3,015,219	143	146	(13)
	Total Application Software - 0.12%*					831	617

Healthcare Technology
CareCloud, Inc.	Equity	8.75% Series A Cumulative Redeemable Perpetual Preferred Stock	1/8/2020	N/A	462,064	12,132	8,978	(19)
	Total Healthcare Technology - 1.78%*					12,132	8,978

	Human Resource & Employment Services
JobGet Holdings, Inc. (fka Snagajob.com, Inc.)	Equity	Series C-1 Preferred Stock	11/15/2024	N/A	389,048	36,502	26,675	(13) (27)
	Equity	Series C-2 Preferred Stock	11/15/2024	N/A	16,963	-	-	(13) (27)
	Total Human Resource & Employment Services - 5.30%*					36,502	26,675

	Internet & Direct Marketing Retail
Marley Spoon SE	Equity	Common Stock	7/7/2023	N/A	46,004	410	33	(6) (9) (13) (18) (19) (21)
	Total Internet & Direct Marketing Retail - 0.01%*					410	33

	Technology Hardware, Storage & Peripherals
zSpace, Inc.	Equity	Common Stock	12/31/2020	N/A	81,046	1,119	601	(13)
	Total Technology Hardware, Storage & Peripherals - 0.12%*					1,119	601

Total Equity Investments - 7.36%*						51,130	37,052

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

March 31, 2025

(In thousands, except share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants
	Application Software
3DNA Corp. (dba NationBuilder)	Warrants	Series C-1 Preferred Stock	12/28/2018	12/28/2028	273,164	104	-	(13)
Airship Group, Inc.	Warrants	Series F Preferred Stock	6/28/2024	6/28/2034	519,313	414	433	(13)
Aria Systems, Inc.	Warrants	Series G Preferred Stock	6/29/2018	6/29/2028	2,387,705	1,048	1,283	(13)
Blueshift Labs, Inc.	Warrants	Success fee	12/19/2023	N/A	N/A	167	196	(13) (20)
Circadence Corporation	Warrants	Series A-6 Preferred Stock	12/20/2018	12/20/2028	1,538,462	3,630	12	(13)
	Warrants	Series A-6 Preferred Stock	10/31/2019	10/31/2029	384,615	846	3	(13)
	Warrants	Success fee	12/21/2023	N/A	N/A	304	415	(13) (20)
FiscalNote, Inc.	Warrants	Earnout	7/29/2022	7/29/2027	N/A	127	3	(13) (14) (20)
Piano Software, Inc.	Warrants	Series D Preferred Stock	12/31/2024	12/31/2034	119,978	348	348	(13)
Snap! Mobile, Inc.	Warrants	Series B Preferred Stock	9/30/2024	9/30/2034	19,140	345	387	(13)
	Total Application Software - 0.61%*					7,333	3,080

	Asset Management & Custody Banks
Betterment Holdings, Inc.	Warrants	Common Stock	10/6/2023	10/6/2033	7,680	35	64	(13)
	Warrants	Common Stock	10/6/2023	10/6/2033	9,818	40	74	(13)
	Total Asset Management & Custody Banks - 0.03%*					75	138

	Biotechnology
Mustang Bio, Inc.	Warrants	Common Stock	3/4/2022	3/4/2032	997	315	-	(13) (15)
	Total Biotechnology - 0.00%*					315	-

	Data Processing & Outsourced Services
Elevate Services, Inc.	Warrants	Series C Preferred Stock	7/10/2023	7/10/2033	248,997	447	469	(13)
	Warrants	Series C Preferred Stock	7/17/2024	7/17/2034	236,550	377	445	(13)
Interactions Corporation	Warrants	Common Stock	6/24/2022	6/24/2032	189,408	219	12	(13)
Predactiv, Inc. (fka Sharethis, Inc.)	Warrants	Series D-3 Preferred Stock	12/3/2018	12/3/2028	647,615	2,162	73	(13)
	Total Data Processing & Outsourced Services - 0.20%*					3,205	999

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

March 31, 2025

(In thousands, except share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
	Electronic Equipment & Instruments
Brivo, Inc.	Warrants	Series A-2 Preferred Stock	10/20/2022	10/20/2032	201,000	98	274	(13)
	Warrants	Series A-2 Preferred Stock	12/27/2024	12/27/2034	32,109	43	44	(13)
	Total Electronic Equipment & Instruments - 0.06%*					141	318

	Healthcare Equipment
Moximed, Inc.	Warrants	Series C Preferred Stock	6/24/2022	6/24/2032	214,285	175	17	(13)
	Total Healthcare Equipment - 0.00%*					175	17

	Healthcare Technology
Allurion Technologies, Inc.	Warrants	Common Stock	3/30/2021	3/30/2031	5,320	282	-	(13) (14)
	Warrants	Common Stock	6/14/2022	3/30/2031	1,851	141	-	(13) (14)
	Warrants	Common Stock	9/15/2022	9/15/2032	1,850	144	-	(13) (14)
	Warrants	Earnout	8/2/2023	8/1/2028	N/A	-	-	(13) (14) (20)
EBR Systems, Inc.	Warrants	Success fee	6/30/2022	6/30/2032	N/A	605	762	(13) (16) (20)
Mingle Healthcare Solutions, Inc.	Warrants	Series CC Preferred Stock	8/15/2018	8/15/2028	1,770,973	492	-	(13)
Nalu Medical, Inc.	Warrants	Series D-2 Preferred Stock	10/12/2022	10/12/2032	91,717	173	76	(13)
Onward Medical, N.V.	Warrants	Common Stock	6/28/2024	9/26/2034	165,338	340	329	(8) (9) (13) (17) (21)
Route 92 Medical, Inc.	Warrants	Success fee	3/31/2025	3/31/2035	N/A	833	833	(13) (20)
SetPoint Medical Corporation	Warrants	Series B Preferred Stock	6/29/2021	6/29/2031	400,000	14	217	(13)
	Warrants	Series B Preferred Stock	12/29/2022	12/29/2032	600,000	74	325	(13)
VERO Biotech LLC	Warrants	Success fee	12/29/2020	12/29/2025	N/A	377	106	(13) (20)
	Total Healthcare Technology - 0.53%*					3,475	2,648

	Human Resource & Employment Services
CloudPay, Inc.	Warrants	Series B Preferred Stock	6/30/2020	6/30/2030	11,273	218	1,275	(5) (9) (13)
	Warrants	Series D Preferred Stock	8/17/2021	8/17/2031	3,502	52	73	(5) (9) (13)
	Warrants	Series D Preferred Stock	9/26/2022	9/26/2032	5,252	176	110	(5) (9) (13)
JobGet Holdings, Inc. (fka Snagajob.com, Inc.)	Warrants	Series B-1 Preferred Stock	9/29/2021	9/29/2031	763,269	343	-	(13)
	Total Human Resource & Employment Services - 0.29%*					789	1,458

	Internet & Direct Marketing Retail
Madison Reed, Inc.	Warrants	Success fee	12/16/2022	N/A	N/A	209	195	(13) (20)
	Total Internet & Direct Marketing Retail - 0.04%*					209	195

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

March 31, 2025

(In thousands, except share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants
	Internet Software and Services
Bombora, Inc.	Warrants	Common Stock	3/31/2021	3/31/2031	121,581	174	127	(13)
	Warrants	Common Stock	12/26/2023	12/26/2033	48,632	43	51	(13)
CarNow, Inc.	Warrants	Common Stock	3/22/2024	3/22/2034	200,000	2,400	2,593	(13)
INRIX, Inc.	Warrants	Common Stock	7/26/2019	7/26/2029	150,804	522	353	(13)
JWP Holdco LLC (fka Longtail Ad Solutions, Inc.)	Warrants	Common Units	12/12/2019	12/12/2029	167,827	47	-	(13)
Skillshare, Inc.	Warrants	Success fee	11/8/2022	N/A	N/A	301	417	(13) (20)
Synack, Inc.	Warrants	Common Stock	12/29/2023	6/30/2032	124,215	158	194	(13)
	Total Internet Software and Services - 0.74%*					3,645	3,735

	Property & Casualty Insurance
Kin Insurance, Inc.	Warrants	Series D-3 Preferred Stock	9/26/2022	9/26/2032	62,364	426	301	(13)
	Total Property & Casualty Insurance - 0.06%*					426	301

	Specialized Consumer Services
AllClear ID, Inc.	Warrants	Common Stock	8/31/2017	8/31/2027	870,514	1,750	-	(13)
Credit Sesame, Inc.	Warrants	Common Stock	1/7/2020	1/7/2030	191,601	425	367	(13)
	Total Specialized Consumer Services - 0.07%*					2,175	367

	System Software
Dejero Labs Inc.	Warrants	Common Stock	5/31/2019	5/31/2029	333,621	192	167	(7) (9) (13)
Linxup, LLC	Warrants	Success fee	11/3/2023	11/3/2033	N/A	253	239	(13) (20)
Scale Computing, Inc.	Warrants	Common Stock	3/29/2019	3/29/2029	9,665,667	346	-	(13)
	Total System Software - 0.08%*					791	406

	Technology Hardware, Storage & Peripherals
RealWear, Inc.	Warrants	Series A-1 Preferred Stock	10/5/2018	10/5/2028	73,746	89	145	(13)
	Warrants	Common Stock	10/5/2018	10/5/2028	38,705	47	2	(13)
	Warrants	Series A-1 Preferred Stock	12/28/2018	12/28/2028	14,749	16	29	(13)
	Warrants	Common Stock	12/28/2018	12/28/2028	7,742	9	-	(13)
	Warrants	Series A-1 Preferred Stock	6/27/2019	6/27/2029	81,251	250	78	(13)
	Warrants	Common Stock	6/27/2019	6/27/2029	42,643	131	3	(13)
	Total Technology Hardware, Storage & Peripherals - 0.05%*					542	257

Total Warrants - 2.76%*						23,296	13,919

Total Non-Control/Non-Affiliate Investments - 198.16%*						1,039,965	997,359

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

March 31, 2025

(In thousands, except share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Affiliate Investments								(25)
Equity Investments
	Application Software
Coginiti Corp	Equity	Common Stock	3/9/2020	N/A	1,040,160	4,551	-	(13)
	Total Application Software - 0.00%*					4,551	-

Total Equity Investments - 0.00%*						4,551	-

Warrants
	Application Software
Coginiti Corp	Warrants	Common Stock	3/9/2020	3/9/2030	811,770	-	-	(13)
	Total Application Software - 0.00%*					-	-

Total Warrants - 0.00%*						-	-

Total Affiliate Investments - 0.00%*						4,551	-

Control Investments								(26)
Equity Investments
	Data Processing & Outsourced Services
Pivot3, Inc.	Equity	100% Equity Interest	12/31/2023	N/A	N/A	950	995	(23)
	Total Data Processing & Outsourced Services - 0.20%*					950	995

	Multi-Sector Holdings
Runway-Cadma I LLC	Equity	50% Equity Interest	3/6/2024	N/A	N/A	5,600	5,879	(9)
	Total Multi-Sector Holdings - 1.17%*					5,600	5,879

Total Equity Investments - 1.37%*						6,550	6,874

Total Control Investments - 1.37%*						6,550	6,874

Total Investments - 199.53%*						$1,051,066	$1,004,233

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

March 31, 2025

(1)

Disclosures of interest rates on notes include cash interest rates and payment-in-kind ("PIK") interest rates, as applicable. Unless otherwise indicated, all of the Company's variable interest debt instruments bear interest at a rate determined by reference to the U.S. Prime Rate ("PRIME") or the 1-month or 3-month Secured Overnight Financing Rate ("SOFR"). At March 31, 2025, the U.S. Prime Rate was 7.50%, the 1-Month SOFR was 4.32%, and the 3-Month SOFR was 4.29%.

(2)

The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and, therefore, except as otherwise noted, are subject to limitation on resale, may be deemed to be "restricted securities" under the Securities Act, and were valued at fair value as determined in good faith by the Board of Directors (as defined in "Note 2 – Summary of Significant Accounting Policies").

(3)	Investments are held at Fair Value net of the Fair Value of Unfunded Commitments. Refer to "Note 8 – Commitments and Contingencies" for additional detail.
(4)	All portfolio companies are domiciled in the United States, unless otherwise noted.
(5)	Portfolio company is domiciled in the United Kingdom. Fair value of United-Kingdom domiciled investments represents 5.87% of net assets.
(6)	Portfolio company is domiciled in Germany. Fair value of Germany domiciled investments represents 6.67% of net assets.
(7)	Portfolio company is domiciled in Canada. Fair value of Canadian domiciled investments represents 2.92% of net assets.
(8)	Portfolio company is domiciled in the Netherlands. Fair value of Dutch domiciled investments represents 3.44% of net assets.
(9)

Investment is not a qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. The fair value of non-qualifying assets represents 9.78% of total assets as of March 31, 2025. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying assets until such time as it complies with the requirements of Section 55(a).

(10)	Represents a PIK security. PIK interest will be accrued and paid at maturity. For any investments denoting a "cash cap", any interest above such cap will be recorded as PIK interest.
(11)	Disclosures of end-of-term payments ("ETP") are one-time payments stated as a percentage of principal amount.
(12)	The investment is an eligible loan investment in the collateral under the Credit Facility (as defined in "Note 7 – Borrowings").
(13)	Investments are non-income producing.
(14)	Portfolio company is publicly traded and listed on NYSE.
(15)	Portfolio company is publicly traded and listed on NASDAQ.
(16)	Portfolio company is publicly traded and listed on Australian Stock Exchange.
(17)	Portfolio company is publicly traded and listed on Euronext.
(18)	Portfolio company is publicly traded and listed on Deutsche Borse Xetra.
(19)	Investment is not a "restricted security" under the Securities Act.
(20)	Investment is either a cash success fee payable or earnout of shares based on the consummation of certain trigger events.
(21)

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

(22)

Investment represents a security with a tiered fee that increases quarterly, dependent upon the timing of repayment. Such fees are recorded in "Fee income" on the Consolidated Statements of Operations.

(23)

The assets recovered on the senior secured term loan to Pivot3, Inc. were contributed to P3 Holdco LLC by the Company, a wholly owned subsidiary of the Company. For more information, refer to "Note 2 — Summary of Significant Accounting Policies, Principles of Consolidation".

(24)

Affiliate portfolio company as defined under the 1940 Act in which the Company owns between 5% and 25% (inclusive) of the investment's voting securities and does not have rights to maintain greater than 50% representation on the board.

(25)	Control portfolio company, as defined under the 1940 Act, in which the Company owns more than 25% of the investment’s voting securities or has greater than 50% representation on its board.
(26)	Investment is on non-accrual status as of March 31, 2025 and is therefore considered non-income producing.
(27)	JobGet Holdings, Inc. (fka Snagajob.com, Inc.) has the right of first refusal on sale of preferred stock.
*	Fair value as a percentage of net assets.

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share data)

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

RUNWAY GROWTH FINANCE CORP.

 Consolidated Schedule of Investments – (continued)

December 31, 2024

(In thousands, except share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Debt Investments
	Healthcare Technology
EBR Systems, Inc.	Senior Secured	PRIME+4.90%, 8.90% floor, 4.50% ETP	6/30/2022	6/15/2027	40,000	40,037	40,511	(11) (12) (16)
Mingle Healthcare Solutions, Inc.	Senior Secured	SOFR+9.75%, 12.26% floor, 10.50% ETP	8/15/2018	12/15/2026	4,322	4,952	2,148	(11) (27)
Nalu Medical, Inc.	Senior Secured	PRIME+2.70%, 6.70% floor, 2.00% PIK, 4.50% ETP	10/12/2022	10/12/2027	20,902	21,047	21,431	(10) (11) (12)
Onward Medical, N.V.	Senior Secured	SOFR+6.50%, 10.75% floor, 2.50% ETP	6/28/2024	6/15/2028	17,088	16,682	16,786	(8) (9) (11) (12) (17)
Route 92 Medical, Inc.	Senior Secured	SOFR+8.48%, 8.98% floor, 3.95% ETP	8/17/2021	7/1/2026	35,000	34,983	35,682	(11) (12)
SetPoint Medical Corporation	Senior Secured	SOFR+5.75%, 9.00% floor, 4.00% ETP	12/29/2022	12/1/2027	25,000	25,236	25,817	(11) (12)
	Total Healthcare Technology - 27.65%*					142,937	142,375

	Human Resource & Employment Services
JobGet Holdings, Inc. (fka Snagajob.com, Inc.)	Senior Secured	SOFR+8.50% PIK, 9.00% floor	9/29/2021	11/15/2025	3,732	3,774	3,431	(10) (27)
	Total Human Resource & Employment Services - 0.67%*					3,774	3,431

	Internet & Direct Marketing Retail
Madison Reed, Inc.	Senior Secured	PRIME+4.75%, 11.00% floor, 11.00% cash cap, 3.00% ETP	12/16/2022	12/16/2026	16,234	16,235	16,383	(10) (11) (12)
Marley Spoon SE	Senior Secured	SOFR+8.50% PIK, 9.26% floor, 1.00% ETP	6/30/2021	6/15/2027	38,809	38,807	34,120	(6) (9) (10) (11) (18)
	Total Internet & Direct Marketing Retail - 9.81%*					55,042	50,503

	Internet Software and Services
Bombora, Inc.	Senior Secured	SOFR+4.75%, 6.75% floor, 3.25% PIK, 0.96% ETP	12/26/2023	1/15/2028	28,911	28,876	29,058	(10) (11) (12)
CarNow, Inc.	Senior Secured	SOFR+7.25%, 11.75% floor, 1.60% ETP	3/22/2024	3/22/2029	20,000	17,791	17,658	(11) (12)
Skillshare, Inc.	Senior Secured	SOFR+6.50%, 10.72% floor, 3.00% ETP	11/8/2022	11/8/2026	27,600	27,875	27,555	(11) (12)
Synack, Inc.	Senior Secured	SOFR+7.00%, 11.07% floor, 1.00% ETP	12/29/2023	12/29/2028	42,500	42,331	42,520	(11) (12)
Zinnia Corporate Holdings, LLC	Senior Secured	SOFR+8.00%, 10.00% floor	9/23/2024	9/21/2029	40,000	39,244	39,244	(12)
	Total Internet Software and Services - 30.31%*					156,117	156,035

	Property & Casualty Insurance
Kin Insurance, Inc.	Senior Secured	PRIME+6.25%, 12.50% floor, 3.30% ETP	9/26/2022	9/15/2026	75,000	75,912	76,626	(11) (12)
	Total Property & Casualty Insurance - 14.88%*					75,912	76,626

	System Software
3PL Central LLC (dba Extensiv)	Senior Secured	SOFR+4.50%, 6.50% floor, 2.50% PIK, 2.34% ETP	11/9/2022	11/9/2027	72,205	72,307	69,262	(10) (11) (12)
Linxup, LLC	Senior Secured	PRIME+3.25%, 11.75% floor, 2.25% ETP	11/3/2023	11/15/2027	30,000	29,779	30,607	(11) (12)
Dejero Labs Inc.	Second Lien	SOFR+8.00%, 8.50% floor, 2.00% PIK, 3.00% ETP	12/22/2021	12/22/2025	14,463	14,696	14,403	(7) (9) (10) (11) (12)
	Total System Software - 22.19%*					116,782	114,272

Total Debt Investments - 183.16%*						960,366	943,027

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

 Consolidated Schedule of Investments – (continued)

December 31, 2024

(In thousands, except share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Equity Investments
	Advertising
Minute Media Inc.	Equity	Preferred Stock	12/13/2023	N/A	1,039	120	136	(5) (9) (13)
	Equity	Common Stock	12/13/2023	N/A	136	16	16	(5) (9) (13)
	Total Advertising - 0.03%*					136	152

	Application Software
Aria Systems, Inc.	Equity	Series G Preferred Stock	7/10/2018	N/A	289,419	250	263	(13)
FiscalNote, Inc.	Equity	Common Stock	10/19/2020	N/A	230,881	438	247	(13) (14) (19)
VTX Holdings, LLC	Equity	Series C Preferred Units	12/12/2024	N/A	3,015,219	143	143	(13)
	Total Application Software - 0.13%*					831	653

Healthcare Technology
CareCloud, Inc.	Equity	11% Series A Cumulative Redeemable Perpetual Preferred Stock	1/8/2020	N/A	462,064	12,132	9,181	(15) (19)
	Total Healthcare Technology - 1.78%*					12,132	9,181

	Human Resource & Employment Services
JobGet Holdings, Inc. (fka Snagajob.com, Inc.)	Equity	Series C-1 Preferred Stock	11/15/2024	N/A	389,048	36,502	35,563	(13) (29)
	Equity	Series C-2 Preferred Stock	11/15/2024	N/A	16,963	-	-	(13) (29)
	Total Human Resource & Employment Services - 6.91%*					36,502	35,563

	Internet & Direct Marketing Retail
Marley Spoon SE	Equity	Common Stock	7/7/2023	N/A	46,004	410	43	(6) (9) (13) (18) (19) (22)
	Total Internet & Direct Marketing Retail - 0.01%*					410	43

	Technology Hardware, Storage & Peripherals
Quantum Corporation	Equity	Common Stock	8/13/2021	N/A	22,986	2,607	1,239	(9) (13) (15) (19)
zSpace, Inc.	Equity	Common Stock	12/31/2020	N/A	81,046	1,119	1,288	(13)
	Total Technology Hardware, Storage & Peripherals - 0.49%*					3,726	2,527

Total Equity Investments - 9.35%*						53,737	48,119

Warrants
	Application Software
3DNA Corp. (dba NationBuilder)	Warrants	Series C-1 Preferred Stock	12/28/2018	12/28/2028	273,164	104	-	(13)
Airship Group, Inc.	Warrants	Series F Preferred Stock	6/28/2024	6/28/2034	519,313	414	499	(13)
Aria Systems, Inc.	Warrants	Series G Preferred Stock	6/29/2018	6/29/2028	2,387,705	1,048	1,159	(13)
Blueshift Labs, Inc.	Warrants	Success fee	12/19/2023	N/A	N/A	167	188	(13) (21)
Circadence Corporation	Warrants	Series A-6 Preferred Stock	12/20/2018	12/20/2028	1,538,462	3,630	298	(13)
	Warrants	Series A-6 Preferred Stock	10/31/2019	10/31/2029	384,615	846	54	(13)
	Warrants	Success fee	12/21/2023	N/A	N/A	304	13	(13) (21)
FiscalNote, Inc.	Warrants	Earnout	7/29/2022	7/29/2027	N/A	127	8	(13) (14) (21)
Piano Software, Inc.	Warrants	Series D Preferred Stock	12/31/2024	12/31/2034	119,978	348	348	(13)
Snap! Mobile, Inc.	Warrants	Series B Preferred Stock	9/30/2024	9/30/2034	19,140	345	394	(13)
	Total Application Software - 0.58%*					7,333	2,961

	Asset Management & Custody Banks
Betterment Holdings, Inc.	Warrants	Common Stock	10/6/2023	10/6/2033	7,680	35	64	(13)
	Warrants	Common Stock	10/6/2023	10/6/2033	9,818	40	74	(13)
	Total Asset Management & Custody Banks - 0.03%*					75	138

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

 Consolidated Schedule of Investments – (continued)

December 31, 2024

(In thousands, except share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants
	Biotechnology
Mustang Bio, Inc.	Warrants	Common Stock	3/4/2022	3/4/2032	49,869	315	4	(13) (15)
TRACON Pharmaceuticals, Inc.	Warrants	Common Stock	9/2/2022	9/2/2032	7,538	226	-	(13)
	Total Biotechnology - 0.00%*					541	4

	Computer & Electronics Retail
Massdrop, Inc.	Warrants	Series B Preferred Stock	7/22/2019	7/22/2029	848,093	183	-	(13)
	Total Computer & Electronics Retail - 0.00%*					183	-

	Data Processing & Outsourced Services
Elevate Services, Inc.	Warrants	Series C Preferred Stock	7/10/2023	7/10/2033	248,997	447	398	(13)
	Warrants	Series C Preferred Stock	7/17/2024	7/17/2034	74,700	118	119	(13)
Interactions Corporation	Warrants	Common Stock	6/24/2022	6/24/2032	189,408	219	13	(13)
Predactiv, Inc. (fka Sharethis, Inc.)	Warrants	Series D-3 Preferred Stock	12/3/2018	12/3/2028	647,615	2,162	90	(13)
	Total Data Processing & Outsourced Services - 0.12%*					2,946	620

	Electronic Equipment & Instruments
Brivo, Inc.	Warrants	Series A-2 Preferred Stock	10/20/2022	10/20/2032	201,000	98	269	(13)
	Warrants	Series A-2 Preferred Stock	12/27/2024	12/27/2034	32,109	43	43	(13)
Epic IO Technologies, Inc.	Warrants	Success fee	12/17/2021	12/17/2028	N/A	505	334	(13) (21)
	Total Electronic Equipment & Instruments - 0.13%*					646	646

	Healthcare Equipment
Moximed, Inc.	Warrants	Series C Preferred Stock	6/24/2022	6/24/2032	214,285	175	24	(13)
	Total Healthcare Equipment - 0.00%*					175	24

	Healthcare Technology
Allurion Technologies, Inc.	Warrants	Common Stock	3/30/2021	3/30/2031	132,979	282	1	(13) (14) (28)
	Warrants	Common Stock	6/14/2022	3/30/2031	46,256	141	-	(13) (14) (28)
	Warrants	Common Stock	9/15/2022	9/15/2032	46,256	144	-	(13) (14) (28)
	Warrants	Earnout	8/2/2023	8/1/2028	N/A	-	-	(13) (14) (21) (28)
EBR Systems, Inc.	Warrants	Success fee	6/30/2022	6/30/2032	N/A	605	617	(13) (16) (21)
Mingle Healthcare Solutions, Inc.	Warrants	Series CC Preferred Stock	8/15/2018	8/15/2028	1,770,973	492	-	(13)
Nalu Medical, Inc.	Warrants	Series D-2 Preferred Stock	10/12/2022	10/12/2032	91,717	173	70	(13)
Onward Medical, N.V.	Warrants	Common Stock	6/28/2024	9/26/2034	165,338	340	417	(8) (9) (13) (17) (22)
Route 92 Medical, Inc.	Warrants	Success fee	8/17/2021	8/17/2031	N/A	835	784	(13) (21)
SetPoint Medical Corporation	Warrants	Series B Preferred Stock	6/29/2021	6/29/2031	400,000	14	223	(13)
	Warrants	Series B Preferred Stock	12/29/2022	12/29/2032	600,000	74	334	(13)
VERO Biotech LLC	Warrants	Success fee	12/29/2020	12/29/2025	N/A	377	114	(13) (21)
	Total Healthcare Technology - 0.50%*					3,477	2,560

	Human Resource & Employment Services
CloudPay, Inc.	Warrants	Series B Preferred Stock	6/30/2020	6/30/2030	11,273	218	1,343	(5) (9) (13)
	Warrants	Series D Preferred Stock	8/17/2021	8/17/2031	3,502	52	89	(5) (9) (13)
	Warrants	Series D Preferred Stock	9/26/2022	9/26/2032	5,252	176	134	(5) (9) (13)
JobGet Holdings, Inc. (fka Snagajob.com, Inc.)	Warrants	Series B-1 Preferred Stock	9/29/2021	9/29/2031	763,269	343	-	(13)
	Total Human Resource & Employment Services - 0.30%*					789	1,566

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

 Consolidated Schedule of Investments – (continued)

December 31, 2024

(In thousands, except share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants
	Internet & Direct Marketing Retail
Madison Reed, Inc.	Warrants	Success fee	12/16/2022	N/A	N/A	209	183	(13) (21)
	Total Internet & Direct Marketing Retail - 0.04%*					209	183

	Internet Software and Services
Bombora, Inc.	Warrants	Common Stock	3/31/2021	3/31/2031	121,581	174	135	(13)
	Warrants	Common Stock	12/26/2023	12/26/2033	48,632	43	54	(13)
CarNow, Inc.	Warrants	Common Stock	3/22/2024	3/22/2034	200,000	2,400	2,825	(13)
Fidelis Cybersecurity, Inc.	Warrants	Common Stock	3/25/2022	3/25/2032	N/A	79	-	(13) (20)
INRIX, Inc.	Warrants	Common Stock	7/26/2019	7/26/2029	150,804	522	344	(13)
JWP Holdco LLC (fka Longtail Ad Solutions, Inc.)	Warrants	Common Units	12/12/2019	12/12/2029	167,827	47	158	(13)
Skillshare, Inc.	Warrants	Success fee	11/8/2022	N/A	N/A	301	367	(13) (21)
Synack, Inc.	Warrants	Common Stock	12/29/2023	6/30/2032	124,215	158	186	(13)
	Total Internet Software and Services - 0.79%*					3,724	4,069

	Property & Casualty Insurance
Kin Insurance, Inc.	Warrants	Series D-3 Preferred Stock	9/26/2022	9/26/2032	62,364	426	285	(13)
	Total Property & Casualty Insurance - 0.06%*					426	285

	Specialized Consumer Services
AllClear ID, Inc.	Warrants	Common Stock	8/31/2017	8/31/2027	523,893	1,053	-	(13)
	Warrants	Common Stock	10/17/2018	8/31/2027	346,621	697	-	(13)
Credit Sesame, Inc.	Warrants	Common Stock	1/7/2020	1/7/2030	191,601	425	365	(13)
	Total Specialized Consumer Services - 0.07%*					2,175	365

	System Software
Dejero Labs Inc.	Warrants	Common Stock	5/31/2019	5/31/2029	333,621	192	177	(7) (9) (13)
Linxup, LLC	Warrants	Success fee	11/3/2023	11/3/2033	N/A	253	201	(13) (21)
Scale Computing, Inc.	Warrants	Common Stock	3/29/2019	3/29/2029	9,665,667	346	-	(13)
	Total System Software - 0.07%*					791	378

	Technology Hardware, Storage & Peripherals
RealWear, Inc.	Warrants	Series A Preferred Stock	10/5/2018	10/5/2028	112,451	136	206	(13)
	Warrants	Series A Preferred Stock	12/28/2018	12/28/2028	22,491	25	41	(13)
	Warrants	Series A Preferred Stock	6/27/2019	6/27/2029	123,894	381	136	(13)
	Total Technology Hardware, Storage & Peripherals - 0.07%*					542	383

Total Warrants - 2.76%*						24,032	14,182

Total Non-Control/Non-Affiliate Investments - 195.27%*						1,038,135	1,005,328

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

 Consolidated Schedule of Investments – (continued)

December 31, 2024

(In thousands, except share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Affiliate Investments								(25)
Debt Investments
	Healthcare Technology
Gynesonics, Inc.	Senior Secured	SOFR+8.75%, 8.00% ceiling, 5.00% ETP	3/1/2023	11/30/2026	25,595	26,234	27,217	(11) (12)
	Total Healthcare Technology - 5.29%*					26,234	27,217

Total Debt Investments - 5.29%*						26,234	27,217

Equity Investments
	Application Software
Coginiti Corp	Equity	Common Stock	3/9/2020	N/A	1,040,160	4,551	-	(13)
	Total Application Software - 0.00%*					4,551	-

	Healthcare Technology
Gynesonics, Inc.	Equity	Series A-2 Preferred Stock	3/1/2023	N/A	3,266,668	25,000	25,000	(13) (30)
	Equity	Series A-1 Preferred Stock	10/24/2023	N/A	3,100,000	3,100	12,355	(13) (30)
	Total Healthcare Technology - 7.26%*					28,100	37,355

Total Equity Investments - 7.26%*						32,651	37,355

Warrants
	Application Software
Coginiti Corp	Warrants	Common Stock	3/9/2020	3/9/2030	811,770	-	-	(13)
	Total Application Software - 0.00%*					-	-

	Healthcare Technology
Gynesonics, Inc.	Warrants	Success fee	3/1/2023	3/1/2030	N/A	313	-	(13) (21)
	Total Healthcare Technology - 0.00%*					313	-

Total Warrants - 0.00%*						313	-

Total Affiliate Investments - 12.55%*						59,198	64,572

Control Investments								(26)
Equity Investments
	Data Processing & Outsourced Services
Pivot3, Inc.	Equity	100% Equity Interest	12/31/2023	N/A	N/A	950	1,198	(24)
	Total Data Processing & Outsourced Services - 0.23%*					950	1,198

	Multi-Sector Holdings
Runway-Cadma I LLC	Equity	50% Equity Interest	3/6/2024	N/A	N/A	5,600	5,742	(9)
	Total Multi-Sector Holdings - 1.12%*					5,600	5,742

Total Equity Investments - 1.35%*						6,550	6,940

Total Control Investments - 1.35%*						6,550	6,940

Total Investments - 209.17%*						$1,103,883	$1,076,840

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

(2)

The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and, therefore, except as otherwise noted, are subject to limitation on resale, may be deemed to be "restricted securities" under the Securities Act, and were valued at fair value as determined in good faith by the Board of Directors (as defined in "Note 2 – Summary of Significant Accounting Policies").

(3)	Investments are held at Fair Value net of the Fair Value of Unfunded Commitments. Refer to "Note 8 – Commitments and Contingencies" for additional detail.
(4)	All portfolio companies are domiciled in the United States, unless otherwise noted.
(5)	Portfolio company is domiciled in the United Kingdom. Fair value of United-Kingdom domiciled investments represents 5.51% of net assets.
(6)	Portfolio company is domiciled in Germany. Fair value of Germany domiciled investments represents 6.64% of net assets.
(7)	Portfolio company is domiciled in Canada. Fair value of Canadian domiciled investments represents 2.83% of net assets.
(8)	Portfolio company is domiciled in the Netherlands. Fair value of Dutch domiciled investments represents 3.34% of net assets.
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

(10)	Represents a PIK security. PIK interest will be accrued and paid at maturity. For any investments denoting a "cash cap", any interest above such cap will be recorded as PIK interest.
(11)	Disclosures of end-of-term payments ("ETP") are one-time payments stated as a percentage of principal amount.
(12)	The investment is an eligible loan investment in the collateral under the Credit Facility (as defined in "Note 7 – Borrowings").
(13)	Investments are non-income producing.
(14)	Portfolio company is publicly traded and listed on NYSE.
(15)	Portfolio company is publicly traded and listed on NASDAQ.
(16)	Portfolio company is publicly traded and listed on Australian Stock Exchange.
(17)	Portfolio company is publicly traded and listed on Euronext.
(18)	Portfolio company is publicly traded and listed on Deutsche Borse Xetra.
(19)	Investment is not a "restricted security" under the Securities Act.
(20)	The warrant count is based upon a percentage of ownership of Fidelis Cybersecurity, Inc.
(21)	Investment is either a cash success fee payable or earnout of shares based on the consummation of certain trigger events.
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

(24)

The assets recovered on the senior secured term loan to Pivot3, Inc. were contributed to P3 Holdco LLC by the Company, a wholly owned subsidiary of the Company. For more information, refer to "Note 2 — Summary of Significant Accounting Policies, Principles of Consolidation".

(25)

Affiliate portfolio company as defined under the 1940 Act in which the Company owns between 5% and 25% (inclusive) of the investment's voting securities and does not have rights to maintain greater than 50% representation on the board.

(26)	Control portfolio company, as defined under the 1940 Act, in which the Company owns more than 25% of the investment’s voting securities or has greater than 50% representation on its board.
(27)	Investment was on non-accrual status as of December 31, 2024 and was therefore considered non-income producing.
(28)	Sale of equity security was subject to a lock-up period until January 22, 2025.
(29)	JobGet Holdings, Inc. (fka Snagajob.com, Inc.) has the right of first refusal on sale of preferred stock.
(30)	Gynesonics, Inc. had the right of first refusal on sale of preferred stock.
*	Fair value as a percentage of net assets.

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Organization

Runway Growth Finance Corp. (the "Company"), is a Maryland corporation that was formed on August 31, 2015. On August 18, 2021, the Company changed its name to “Runway Growth Finance Corp." from "Runway Growth Credit Fund Inc." The Company is an externally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). In addition, the Company has elected to be treated, currently qualifies, and intends to continue to qualify annually as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").

The Company was formed primarily to lend to, and selectively invest in, high growth-potential companies in technology, healthcare, business services, financial services, and select consumer services and products in other high growth industries. The Company’s investment objective is to maximize its total return to its stockholders primarily through current income on its loan portfolio, and secondarily through capital gain on its warrants and other equity positions. The Company’s investment activities are managed by its external investment adviser, Runway Growth Capital LLC ("RGC"). The Company’s administrator, Runway Administrator Services LLC (the "Administrator"), is a wholly owned subsidiary of RGC and provides administrative services necessary for the Company to operate. On January 30, 2025, a private investment fund advised by BC Partners Advisors L.P. ("BC Partners") acquired the majority equity interest of RGC, and Mount Logan Capital Inc., an affiliate of BC Partners, acquired the remaining minority equity interest, together acquiring the entirety of the outstanding equity interest of RGC (the "BCP Transaction").

On October 25, 2021, the Company closed its initial public offering ("IPO"), issuing 6,850,000 shares of its common stock at a public offering price of $14.60 per share. Net of underwriting fees and offering costs, the Company received net proceeds of $93.0 million. The Company's common stock began trading on the Nasdaq Global Select Market LLC ("NASDAQ") on October 21, 2021, under the symbol "RWAY".

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited consolidated financial statements of the Company are prepared on the accrual basis of accounting in conformity with U.S. Generally Accepted Accounting Principles ("U.S. GAAP") and pursuant to the requirements for reporting on Form 10‑Q and in compliance with Regulation S-X under the Securities Exchange Act of 1934, as amended. The Company is an investment company following the specialized accounting and reporting guidance specified in the Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification ("ASC") Topic 946, Financial Services — Investment Companies ("ASC 946").

In the opinion of management, all adjustments, all of which were of a normal recurring nature, considered necessary for the fair presentation of financial statements for the interim period have been included. The results of operations for the current interim period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2025. The interim unaudited consolidated financial statements and notes hereto should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K, as modified by the annual report on Form 10-K/A, for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the "SEC") on March 20, 2025 and March 27, 2025, respectively.

Principles of Consolidation

Under ASC 946, the Company is precluded from consolidating portfolio company investments, including those in which it has a controlling interest, unless the portfolio company is another investment company that is substantially wholly owned by it. An exception to this general principle occurs if the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception. Therefore, the Company’s investment portfolio is carried on the Consolidated Statements of Assets and Liabilities at fair value, as discussed further in "Note 4 — Investments," with any adjustments to fair value recognized as "Net change in unrealized gain (loss) on investments" on the Consolidated Statements of Operations.

The Company’s consolidated operations include the activities of its wholly owned subsidiary, P3 Holdco LLC ("P3 Holdco"). P3 Holdco serves to facilitate the Company’s investment in Pivot3, Inc. ("Pivot3"). As a result, the Company consolidates the financial results of P3 Holdco in its consolidated financial statements in accordance with ASC 946 and treats its indirect investment in Pivot3 as a portfolio investment held at fair value. All intercompany balances and transactions have been eliminated. The Company has determined that Runway-Cadma I LLC (the "JV") is an investment company under ASC Topic 946. However, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary, which is an extension of the operations of the Company, or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its interest in the JV as it is not a substantially wholly owned investment company subsidiary of the Company. In addition, the JV is not an operating company and the Company does not control the JV due to the allocation of voting rights among the JV members. As a result, the JV is accounted for as a portfolio investment of the Company held at fair value and not included as a consolidated subsidiary in the Company's financial statements. Refer to the Consolidated Schedule of Investments for the Company’s equity interest in Pivot3 and the JV as of March 31, 2025 and December 31, 2024.

Transfers of Financial Assets

The Company follows the guidance in ASC Topic 860, Transfers and Servicing, when accounting for transferred financial assets such as debt and equity assignments. Such guidance requires an assignment to meet the definition of a "participating interest", as defined in the guidance, and the following conditions to be met in order for sale treatment to be allowed:

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

Runway-Cadma I LLC

The Company entered into a joint venture agreement, effective as of March 6, 2024, with Cadma Capital Partners LLC ("Cadma") to create and co-manage the JV. The JV may invest in secured loans to growth-stage companies that have been originated by the Company. The Company and Cadma have equal ownership of the JV and each committed to provide $35.0 million of the total $70.0 million in equity capital. All portfolio decisions and generally all other actions with respect to the JV must be approved by the board of managers of the JV, consisting of an equal number of representatives of the Company and Cadma. Capital contributions are called from the Company and Cadma on a pro-rata basis based on their total capital commitments. For more information, refer to "Note 3 – Related Parties."

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

Cash and Cash Equivalents

Cash consists solely of funds deposited with financial institutions, while cash equivalents consist of short-term liquid investments in money market funds. Cash and cash equivalents are carried at cost, which approximates fair value. As of March 31, 2025 and December 31, 2024, $3.5 million and $4.0 million was invested in money market funds, respectively. Dividends earned from money market funds are recorded in "Other income" on the Consolidated Statements of Operations. The Company may hold foreign cash from time to time as a result of transactions related to investments denominated in foreign currencies. Foreign cash includes the value of foreign currencies held and translated using the prevailing foreign exchange rates on the reporting date.

Investments Denominated in Foreign Currency

At each balance sheet date, portfolio company investments denominated in foreign currencies and any related receivables are translated into U.S. dollars using the spot exchange rate on the last business day of the period. Purchases and sales of foreign portfolio company investments, and any income from such investments, are translated into U.S. dollars using the rates of exchange prevailing on the respective dates of such transactions. As of March 31, 2025, the Company held two investments denominated in British pound sterling, and one investment denominated in Euros. As of December 31, 2024, the Company held two investments denominated in British pound sterling, and one investment denominated in Euros. Refer to the Consolidated Schedule of Investments and respective footnotes to the Consolidated Schedule of Investments for more details on the portfolio company investments held in foreign currencies as of March 31, 2025 and December 31, 2024.

Although the fair values of foreign portfolio company investments and the fluctuation in such fair values are translated into U.S. dollars using the applicable foreign exchange rates described above, the Company does not distinguish the portion of the change in fair value resulting from foreign currency exchange rate fluctuations from the change in fair value of the underlying investment. All fluctuations in fair value are included in "Net change in unrealized gain (loss) on non-control/non-affiliate investments" on the Consolidated Statements of Operations.

Debt and Deferred Financing Costs

The debt of the Company is carried at amortized cost on the Consolidated Statements of Assets and Liabilities, which is comprised of the principal amount borrowed, net of unamortized debt financing costs. Debt financing costs ("DFC") are fees and other direct incremental costs incurred by the Company in relation to debt financing and are amortized over the life of the related debt instrument or the life of the cost respective service, if shorter, using the straight-line method, which closely approximates the effective yield method. Amortization of such debt financing costs and interest expense on the outstanding principal balance are recorded in "Interest and other debt financing expenses" on the Consolidated Statements of Operations. Debt financing costs that have not yet been amortized are recorded as "Unamortized deferred financing costs" on the Consolidated Statements of Assets and Liabilities. To the extent there are no outstanding borrowings, the deferred financing costs are presented as an asset on the Consolidated Statements of Assets and Liabilities. Accrued but unpaid interest is included within "Interest payable" on the Consolidated Statements of Assets and Liabilities. For more information, refer to "Note 7 – Borrowings."

Investment Transactions and Related Investment Income

The Company’s investment portfolio generates interest, fee, and dividend income. The Company records interest income on an accrual basis, recognizing income as earned in accordance with the contractual terms of the loan agreement, to the extent that such amounts are expected to be collected. The cost of each debt investment is adjusted for any discounts, premiums, upfront fees, and carve-outs representing the value of detachable equity, warrants, or another asset obtained in conjunction with the acquisition of debt investments (collectively "OID"), as well as any contractual end-of-term payments ("ETP"). The OID and ETP are capitalized into the adjusted cost basis and recorded as interest income over the term of the loan as a yield enhancement following the effective interest method. Upon prepayment of a debt investment, any unamortized OID and ETP is recorded as interest income and any prepayment penalties are recorded as fee income. Upon amending terms of an existing investment, any amendment fees charged are recorded as fee income. Fee income may also include income from bridge loans.

The Company currently holds, and expects to hold in the future, some investments in its portfolio with payment-in-kind ("PIK") interest provisions. PIK interest is computed at the contractual rate specified in each loan agreement and is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. The actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount of income the Company is required to distribute to stockholders to maintain its qualification as a RIC for U.S. federal income tax purposes. For the three months ended March 31, 2025, 10.3% of the Company’s total investment income was attributable to non-cash PIK interest. For the three months ended March 31, 2024, 10.5% of the Company’s total investment income was attributable to non-cash PIK interest.

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

The following table summarizes the cost, fair value, and types of income not recorded in "Interest income" on the Consolidated Statements of Operations related to senior secured term loans on non-accrual status as of March 31, 2025 and December 31, 2024:

	Date of Non-Accrual	Forgone Interest Income(1)	Forgone Accretion of OID and ETP	Total Forgone Income (1)	Cost Basis	Fair Value	Fair Value as a % of Total Portfolio
As of March 31, 2025
Investment
JobGet Holdings, Inc. (fka Snagajob.com, Inc.)	3/31/2024	$4,368	$283	$4,651	$3,774	$2,574	0.26%
Mingle Healthcare Solutions, Inc.	1/1/2024	858	-	858	4,887	2,403	0.24
Total		$5,227	$283	$5,510	$8,661	$4,976	0.50%

As of December 31, 2024
Investment
JobGet Holdings, Inc. (fka Snagajob.com, Inc.)	3/31/2024	$4,243	$283	$4,526	$3,774	$3,431	0.32%
Mingle Healthcare Solutions, Inc.	1/1/2024	687	-	687	4,952	2,148	0.20
Total		$4,929	$283	$5,213	$8,726	$5,580	0.52%
(1)
Forgone interest income includes $0.3 million of accrued interest income that was reversed upon placement on non-accrual status.

Fair Value Measurements

The Company measures the value of its financial instruments at fair value in accordance with ASC Topic 820, Fair Value Measurements and Disclosure ("ASC 820"), issued by the FASB. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company's investment portfolio is reported at fair value on the Consolidated Statements of Assets and Liabilities. All assets and liabilities approximate fair value on the Consolidated Statements of Assets and Liabilities, with the exception of the Company’s borrowings, which are reported at amortized cost. For more information on financial instruments reported at cost, refer to "Note 5 – Fair Value of Financial Instruments."

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

The Company’s investments are primarily loans made to and equity and warrants of small companies with potential for fast growth focused in technology, healthcare, business services, and other high-growth industries. These investments are considered Level 3 assets under ASC 820 because there are no known or accessible market or market indices for these types of debt and equity instruments and, thus, the Board of Directors must determine the fair value of these investment securities based on models utilizing unobservable inputs.

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

The Board of Directors makes this fair value determination on a quarterly basis and any other time when a decision regarding the fair value of the portfolio investments is required. There is no single standard for determining the fair value of investments that do not have an active public market. A determination of fair value of investments, particularly those of privately held companies, involves subjective judgments and estimates and depends on the facts and circumstances. In some cases, the fair value of such investments is best expressed as a range of values derived utilizing different methodologies from which a fair value may then be determined. Due to the inherent uncertainty of determining the fair value of portfolio investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

This valuation process includes, among other things, evaluating the underlying investment performance, the portfolio company’s financial condition, enterprise value and existing capital structure, as well as the ability to raise additional capital, and macro-economic events that may impact valuations. These events include, but are not limited to, current market yields and interest rate spreads of similar securities as of the measurement date. Significant increases (decreases) in these unobservable inputs could result in significantly higher (lower) fair value measurements.

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

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted-average number of common shares outstanding for the period presented. For the three months ended March 31, 2025 and 2024, basic and diluted earnings (loss) per share of common stock were the same because there were no potentially dilutive securities outstanding. Per share data is based on the weighted-average shares outstanding.

Comprehensive Income

The Company reports all changes in comprehensive income in the Consolidated Statements of Operations. The Company did not have any other comprehensive income during the three months ended March 31, 2025 and 2024. The Company’s comprehensive income is equal to its "Net increase (decrease) in net assets resulting from operations" on the Consolidated Statements of Operations.

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

Note 3 – Related Party Agreements and Transactions

Advisory Agreement

On November 29, 2016, the Board of Directors approved an investment advisory agreement between RGC and the Company, under which RGC, subject to the overall supervision of the Board of Directors, manages the day-to-day operations of and provides investment advisory services to the Company (together with a subsequent amendment thereto, the "Prior Advisory Agreement"). On August 3, 2017, the Board of Directors approved certain amendments to the Prior Advisory Agreement (the "First Amended and Restated Advisory Agreement") and recommended that the Company’s stockholders approve the First Amended and Restated Advisory Agreement. The First Amended and Restated Advisory Agreement became effective on September 12, 2017 upon approval by the stockholders at a special meeting of stockholders of the Company. On April 7, 2021, the Board of Directors approved certain additional amendments to the First Amended and Restated Advisory Agreement (the "Second Amended and Restated Advisory Agreement") at a virtual meeting and recommended that the Company’s stockholders approve the Second Amended and Restated Advisory Agreement. The amendments included certain revisions to the management and incentive fee calculation mechanisms and clarified language relating to liquidity events. In reliance upon certain exemptive relief granted by the SEC in connection with the global COVID-19 pandemic, the Board of Directors undertook to ratify the Second Amended and Restated Advisory Agreement at its next in-person meeting which was held in July 2021. The Second Amended and Restated Advisory Agreement became effective on May 27, 2021 upon approval by the stockholders at a special meeting of stockholders of the Company. On April 30, 2024, the Board of Directors renewed the Second Amended and Restated Advisory Agreement for a period of twelve months commencing May 27, 2024.

On October 29, 2024, the Board of Directors, including the independent directors, approved the Third Amended and Restated Advisory Agreement (the "Advisory Agreement") and recommended that the Company's stockholders approve the Advisory Agreement. On January 23, 2025, the Company's stockholders approved the Advisory Agreement at a special meeting of stockholders of the Company, and the Advisory Agreement became effective on January 30, 2025 upon the closing of the BCP Transaction. Although the ownership of RGC changed in connection with the completion of the BCP Transaction, the management of RGC did not change, nor did the terms of the Advisory Agreement compared to the Second Amended and Restated Advisory Agreement.

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
•
performs due diligence on prospective investments; and
•
provides the Company with such other investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its funds.

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

For the three months ended March 31, 2025, RGC earned base management fees at a rate of 1.50% per annum, amounting to $4.0 million. For the three months ended March 31, 2024, RGC earned base management fees at a rate of 1.50% per annum, amounting to $4.0 million. As the Company pays management fees at the beginning of each quarter, there were no management fees payable as of March 31, 2025 and December 31, 2024.

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

Under the capital gains component of the incentive fee (the "Capital Gains Fee"), the Company will pay RGC, as of the end of each calendar year, 20.0% of the Company’s aggregate cumulative realized capital gains, if any, from the date of the Company’s election to be regulated as a BDC through the end of that calendar year, computed net of the Company’s aggregate cumulative realized capital losses and aggregate cumulative unrealized capital losses through the end of such year, less the aggregate amount of any previously paid

Capital Gains Fee. For the foregoing purpose, the Company’s "aggregate cumulative realized capital gains" will not include any unrealized gains. If such amount is negative, then no Capital Gains Fee will be payable for such year.

For the three months ended March 31, 2025, RGC earned incentive fees of $3.9 million; of which $3.0 million was payable in cash and $0.9 million was accrued and generated from deferred interest. For the three months ended March 31, 2024, RGC earned incentive fees of $4.7 million, of which $3.6 million was payable in cash and $1.1 million was accrued and generated from deferred interest. All incentive fees accrued and generated from deferred interest (i.e., PIK and certain ETP accretion) are not payable until receipt of associated cash by the Company, at which time the incentive fees are recategorized from deferred incentive fees payable to cash incentive fees payable. All figures presented for the three months ended March 31, 2025 and 2024 are net of such recategorizations during the respective period.

As of March 31, 2025, $3.1 million were payable in cash, and $11.0 million were deferred incentive fees payable, both of which are included in "Incentive fees payable" on the Statements of Assets and Liabilities. As of December 31, 2024, $4.0 million of incentive fees payable were payable in cash, and $10.1 million were deferred incentive fees payable, both of which are included in "Incentive fees payable" on the Consolidated Statements of Assets and Liabilities.

The capital gains incentive fee consists of fees related to realized gains and losses and unrealized capital losses. As of each of March 31, 2025 and December 31, 2024, there was no capital gains incentive fee accrued, earned or payable to RGC under the Advisory Agreement.

Administration Agreement

The Company reimburses the Administrator for the allocable portion of overhead expenses incurred by the Administrator in performing its obligations under the amended and restated administration agreement with the Administrator (the "Administration Agreement,") including furnishing the Company with office facilities, equipment and clerical, bookkeeping and recordkeeping services at such facilities, as well as providing other administrative services. In addition, the Company reimburses the Administrator for the fees and expenses associated with performing compliance functions, and the Company’s allocable portion of the compensation of the Company’s Chief Financial Officer, Chief Compliance Officer and their respective support staff, as well as any expenses paid by the Administrator on the Company's behalf.

For the three months ended March 31, 2025, the Company incurred $0.6 million of Administration Agreement expenses, of which $0.2 million was payable to a third-party administrator and $0.4 million was overhead allocation expense. For the three months ended March 31, 2024, the Company incurred $0.6 million of Administration Agreement expenses, of which $0.2 million was payable to a third-party administrator and $0.4 million was overhead allocation expense. All Administration Agreement expenses are recorded as "Administration Agreement expenses" on the Consolidated Statements of Operations.

As of March 31, 2025, the Company had accrued a net payable to the Administrator of $0.5 million and a payable to the third-party administrator of $0.3 million As of December 31, 2024, the Company had accrued a net payable to the Administrator of $0.3 million and a payable to the third-party administrator of $0.2 million. All payables related to the Administration Agreement are recorded within "Accrued expenses and other liabilities" on the Consolidated Statements of Assets and Liabilities.

License Agreement

The Company has entered into a license agreement with RGC (the "License Agreement") pursuant to which RGC has granted the Company a personal, non-exclusive, royalty-free right and license to use the name "Runway Growth Finance." Under the License Agreement, the Company has the right to use the "Runway Growth Finance" name, so long as RGC or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company has no legal right to the "Runway Growth Finance" name.

Runway-Cadma I LLC

In March 2024, the Company entered into a joint venture agreement with Cadma to create and co-manage Runway-Cadma I LLC, also referred to as the JV. The JV entered into a senior secured revolving credit facility with Apollo Capital Management, L.P ("Apollo Credit Facility"), which provided the JV with a $40.0 million commitment, subject to borrowing base requirements. The Apollo Credit Facility is non-recourse to the Company and bears interest at three-month SOFR plus 4.15%. As of March 31, 2025, the JV has not drawn on the available commitment in the Apollo Credit Facility.

During the three months ended March 31, 2025, there were no additional contributions of equity capital to the JV by the Company or Cadma. As of March 31, 2025, the Company's unfunded commitment to the JV was $29.4 million, and the Company had $5.9 thousand in receivables from the JV related to shared expenses as of March 31, 2025. As of December 31, 2024, the Company's unfunded commitment to the JV was $29.4 million, and there were no receivables or payables between the Company and the JV as of December 31, 2024.

As of March 31, 2025 and December 31, 2024, the fair value of the Company's equity interest in the JV was $5.9 million and $5.7 million, respectively. As of March 31, 2025 and December 31, 2024, the JV had the following contributed capital and unfunded commitments from its members (in thousands):

	As of March 31, 2025	As of December 31, 2024
Total contributed capital by Runway Growth Finance Corp.	$5,600	$5,600
Total contributed capital by all members	11,200	11,200
Total unfunded commitments by Runway Growth Finance Corp.	29,400	29,400
Total unfunded commitments by all members	58,800	58,800

On August 14, 2024, the Company assigned: (i) $10.0 million of its debt investment in Airship Group, Inc. and (ii) 107,296 warrants for shares of its Series F Preferred Stock of Airship Group, Inc., to the JV, for an aggregate purchase price of $9.9 million, net of upfront fees. In accordance with ACS 860, this transaction met the criteria for a sale. As of March 31, 2025, the JV had one debt investment with a fair value of $10.3 million and one equity investment with a fair value of $0.1 million. As of December 31, 2024, the JV had one debt investment with a fair value of $10.2 million and one equity investment with a fair value of $0.1 million.

Relationship with Oaktree Capital Management and OCM Growth Holdings

In December 2016, the Company and RGC entered into a strategic relationship with Oaktree Capital Management, L.P ("Oaktree"). In connection with the relationship, OCM Growth Holdings ("OCM Growth"), an affiliate of Oaktree, purchased an aggregate of 14,571,334 shares of the Company's common stock for an aggregate purchase price of $219.3 million in the Company's initial private offering and second private offering. As of March 31, 2025, OCM Growth owned 10,779,668 shares of our common stock, or 28.9% of the Company's outstanding shares. Pursuant to an irrevocable proxy, certain shares held by OCM Growth must be voted in the same proportion that the Company's other stockholders vote their shares. Of the 10,779,668 shares of the Company’s common stock owned by OCM Growth, 10,294,926 shares, or 27.6% of the Company’s outstanding shares, are subject to this proxy voting arrangement.

In connection with OCM Growth’s commitment, the Company entered into a stockholder agreement, dated December 15, 2016, with OCM Growth, pursuant to which OCM Growth has a right to nominate a member of the Board of Directors for election for so long as OCM Growth holds shares of the Company’s common stock in an amount equal to, in the aggregate, at least one-third (33%) of OCM Growth’s initial $125.0 million capital commitment. Catherine Frey serves on the Company's Board of Directors as OCM Growth’s director nominee and is considered an independent director. Further, to the extent OCM Growth’s share ownership falls below one-third of its initial $125.0 million capital commitment under any circumstances, OCM Growth will no longer have the right to appoint a director nominee and will use reasonable efforts to cause such nominee to resign immediately (subject to his or her existing fiduciary duties).

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

The Company’s affiliate and control investments as of March 31, 2025, along with the transactions during the three months ended March 31, 2025, are as follows (in thousands):

		For the Three Months Ended March 31, 2025
Portfolio Company	Investment Description	Investment Income Earned 2025	Fair Value as of December 31, 2024	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Gain (Loss)	Fair Value as of March 31, 2025(3)
Affiliate Investments
Debt Investments
Gynesonics, Inc. - Senior Secured	SOFR+8.75%, 8.00% ceiling, 5.00% ETP, due 11/30/2026	$902	$27,217	$(640)	$(25,595)	$-	$(982)	$-
Total Debt Investments		902	27,217	(640)	(25,595)	-	(982)	-

Equity Investments
Coginiti Corp	Common Stock	-	-	-	-	-	-	-
Gynesonics, Inc.	Series A-2 Preferred Stock	-	25,000	-	(25,000)	-	-	-
	Series A-1 Preferred Stock	-	12,355	-	(12,355)	9,255	(9,255)	-
Total Equity Investments		-	37,355	-	(37,355)	9,255	(9,255)	-

Warrants
Coginiti Corp	Common Stock	-	-	-	-	-	-	-
Gynesonics, Inc.	Success fee	-	-	-	-	(312)	312	-
Total Warrants		-	-	-	-	(312)	312	-
Total Affiliate Investments		$902	$64,572	$(640)	$(62,950)	$8,943	$(9,925)	$-

Control Investments
Equity Investments
Pivot3, Inc.	100% Equity Interest	-	1,198	-	-	-	(203)	995
Runway-Cadma I LLC	50% Equity Interest	-	5,742	-	-	-	137	5,879
Total Equity Investments		-	6,940	-	-	-	(66)	6,874
Total Control Investments		$-	$6,940	$-	$-	$-	$(66)	$6,874

(1)
Gross additions include increases in the cost basis of investments resulting from fundings, PIK interest, accretion of OID and ETP, the exchange of one or more existing investments for one or more new investments and the movement of an investment between categories.
(2)
Gross reductions include decreases in the basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing investments for one or more new investments and the movement of an investment between categories.
(3)
All affiliate and control investments, which as of March 31, 2025, represented 1.37% of the Company’s net assets, may be deemed to be restricted securities under the Securities Act, and were valued at fair value as determined in good faith by the Company’s Board of Directors.

The Company’s affiliate and control investments as of December 31, 2024, along with the transactions during the year ended December 31, 2024, are as follows (in thousands):

		For the Year Ended December 31, 2024
Portfolio Company	Investment Description	Investment Income Earned 2024	Fair Value as of December 31, 2023	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Gain (Loss)	Fair Value as of December 31, 2024(3)
Affiliate Investments
Debt Investments
Gynesonics, Inc. - Senior Secured	SOFR+8.75%, 8.00% ceiling, 5.00% ETP, due 11/30/2026	$2,419	$23,586	$337	$-	$-	$3,294	$27,217
Total Debt Investments		2,419	23,586	337	-	-	3,294	27,217

Equity Investments
Coginiti Corp	Common Stock	-	856	-	-	-	(856)	-
Gynesonics, Inc.	Series A-2 Preferred Stock	-	21,461	-	-	-	3,539	25,000
	Series A-1 Preferred Stock	-	4,577	-	-	-	7,778	12,355
Total Equity Investments		-	26,894	-	-	-	10,461	37,355

Warrants
Coginiti Corp	Common Stock	-	663	-	-	-	(663)	-
Gynesonics, Inc.	Success fee	-	313	-	-	-	(313)	-
Total Warrants		-	976	-	-	-	(976)	-
Total Affiliate Investments		$2,419	$51,456	$337	$-	$-	$12,779	$64,572

Control Investments
Equity Investments
Pivot3, Inc.	100% Equity Interest	-	950	-	-	-	248	1,198
Runway-Cadma I LLC	50% Equity Interest	-	-	5,600	-	-	142	5,742
Total Equity Investments		-	950	5,600	-	-	390	6,940
Total Control Investments		$-	$950	$5,600	$-	$-	$390	$6,940

(1)
Gross additions include increases in the cost basis of investments resulting from fundings, PIK interest, accretion of OID and ETP, the exchange of one or more existing investments for one or more new investments and the movement of an investment between categories.
(2)
Gross reductions include decreases in the basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing Investments for one or more new investments and the movement of investment between categories.
(3)
All affiliate and control investments, which as of December 31, 2024, represented 13.90% of the Company’s net assets, may be deemed to be restricted securities under the Securities Act, and were valued at fair value as determined in good faith by the Company’s Board of Directors.

Portfolio Composition

The following table shows the fair value of the Company's portfolio of investments by geographic region as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
Geographic Region	Investments at Fair Value	Percentage of Net Assets	Investments at Fair Value	Percentage of Net Assets
United States
Western United States	$379,536	75.41%	$431,567	83.83%
Northeastern United States	241,296	47.94	264,780	51.43
Midwestern United States	147,446	29.30	146,963	28.54
South Central United States	40,771	8.10	40,136	7.80
Northwestern United States	73,293	14.56	72,414	14.06
Southeastern United States	20,903	4.15	20,932	4.07
Runway-Cadma I LLC(1)	5,879	1.17	5,742	1.12
Total United States	909,124	180.63	982,534	190.85

United Kingdom	29,546	5.87	28,360	5.51
Germany	33,560	6.67	34,163	6.64
Netherlands	17,323	3.44	17,203	3.34
Canada	14,680	2.92	14,580	2.83
Total	$1,004,233	199.53%	$1,076,840	209.17%
(1)
Runway-Cadma I LLC is a joint venture between the Company and Cadma. This entity invests in secured loans to growth-stage companies that have been originated by the Company. See "Note 2 – Summary of Significant Accounting Policies" for further discussion.

The following table shows the fair value of the Company's portfolio of investments by industry as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
Industry	Investments at Fair Value	Percentage of Net Assets	Investments at Fair Value	Percentage of Net Assets
Application Software	$224,297	44.56%	$233,431	45.35%
Internet Software and Services	157,530	31.30	160,104	31.10
Healthcare Technology	153,876	30.57	218,688	42.48
Data Processing & Outsourced Services	132,031	26.24	116,720	22.67
System Software	115,463	22.94	114,650	22.26
Property & Casualty Insurance	77,172	15.33	76,911	14.94
Internet & Direct Marketing Retail	50,284	10.00	50,729	9.86
Electronic Equipment & Instruments	40,084	7.96	40,354	7.84
Human Resource & Employment Services	30,707	6.10	40,560	7.88
Healthcare Equipment	15,399	3.06	15,382	2.98
Multi-Sector Holdings(1)	5,879	1.17	5,742	1.12
Technology Hardware, Storage & Peripherals	858	0.17	2,910	0.56
Specialized Consumer Services	367	0.07	365	0.07
Advertising	148	0.03	152	0.03
Asset Management & Custody Banks	138	0.03	138	0.03
Biotechnology	-	-	4	-
Total	$1,004,233	199.53%	$1,076,840	209.17%

(1)
Multi-Sector Holdings consists of the Company's investment in Runway-Cadma I LLC, a joint venture between the Company and Cadma. This entity invests in secured loans to growth-stage companies that have been originated by the Company. See "Note 2 – Summary of Significant Accounting Policies" for further discussion.

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

For the three months ended March 31, 2025, the Company had a realized loss of $1.3 million and a net change in unrealized gain of $0.8 million from its investments in warrants. For the three months ended March 31, 2024, the Company had no realized gains or losses and a net change in unrealized loss of $0.3 million from its investments in warrants. Realized gains and losses from warrants are included in the respective control, affiliate, or non-control/non-affiliate "Net realized gain (loss) on investments" on the Consolidated Statements of Operations. Unrealized gains and losses from investments in warrants are included in the respective control, affiliate, or non-control/non-affiliate "Net change in unrealized gain (loss) on investments" on the Consolidated Statements of Operations.

Note 5 – Fair Value of Financial Instruments

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC 820. Refer to "Note 2  –  Summary of Significant Accounting Policies" for a discussion of the Company’s policies.

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of March 31, 2025 and December 31, 2024 (in thousands):

	Level 1	Level 2	Level 3	Measured at Net Asset Value(1)	Total
As of March 31, 2025
Portfolio Investments
Senior Secured Term Loans	$-	$-	$926,072	$-	$926,072
Second Lien Term Loans	-	-	20,316	-	20,316
Preferred Stock	-	8,978	27,238	-	36,216
Common Stock	820	-	16	-	836
Equity Interest	-	-	995	5,879	6,874
Warrants	-	332	13,587	-	13,919
Total Portfolio Investments	820	9,310	988,224	5,879	1,004,233
Cash equivalents	3,500	-	-	-	3,500
Total	$4,320	$9,310	$988,224	$5,879	$1,007,733

As of December 31, 2024
Portfolio Investments
Senior Secured Term Loans	$-	$-	$950,092	$-	$950,092
Second Lien Term Loans	-	-	20,152	-	20,152
Preferred Stock	9,181	-	73,460	-	82,641
Common Stock	2,817	-	16	-	2,833
Equity Interest	-	-	1,198	5,742	6,940
Warrants	-	430	13,752	-	14,182
Total Portfolio Investments	11,998	430	1,058,670	5,742	1,076,840
Cash equivalents	4,026	-	-	-	4,026
Total	$16,024	$430	$1,058,670	$5,742	$1,080,866

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

The following table presents a rollforward of Level 3 assets measured at fair value as of March 31, 2025 (in thousands):

	Senior Secured Term Loans	Second Lien Term Loans	Convertible Notes	Preferred Stock	Common Stock	Equity Interest	Warrants	Total
Fair value at December 31, 2024	$950,092	$20,152	$-	$73,460	$16	$1,198	$13,752	$1,058,670
Transfers in (out) of Level 3	-	-	-	-	-	-	-	-
Purchases of investments(1)	15,061	-	-	-	-	-	259	15,320
PIK interest	3,188	72	-	-	-	-	-	3,260
Sales or prepayments of investments(1)	(36,906)	-	-	(37,355)	-	-	-	(74,261)
Scheduled principal repayments of investments	(3,665)	-	-	-	-	-	-	(3,665)
Amortization of fixed income premiums or accretion of discounts and ETP	1,155	34	-	-	-	-	-	1,189
Net realized gain (loss)	-	-	-	9,255	-	-	(1,083)	8,172
Net change in unrealized gain (loss)	(2,853)	58	-	(18,122)	-	(203)	659	(20,461)
Fair value at March 31, 2025	$926,072	$20,316	$-	$27,238	$16	$995	$13,587	$988,224
Net change in unrealized gain (loss) on Level 3 investments still held as of March 31, 2025	$(2,332)	$58	$-	$(8,866)	$-	$(203)	$(247)	$(11,590)
(1)
Net of reorganization and restructuring of investments.

The following table presents a rollforward of Level 3 assets measured at fair value as of March 31, 2024 (in thousands):

	Senior Secured Term Loans	Second Lien Term Loans	Convertible Notes	Preferred Stock	Common Stock	Equity Interest	Warrants	Total
Fair value at December 31, 2023	$964,099	$14,399	$1,357	$26,285	$872	$950	$12,838	$1,020,800
Transfers in (out) of Level 3	-	-	-	-	-	-	-	-
Purchases of investments(1)	22,175	-	-	-	-	-	2,467	24,642
PIK interest	4,104	72	-	-	-	-	-	4,176
Sales or prepayments of investments	(34,449)	-	-	-	-	-	-	(34,449)
Scheduled repayments of investments	(413)	-	-	-	-	-	-	(413)
Amortization of fixed income premiums or accretion of discounts and ETP	3,968	30	-	-	-	-	-	3,998
Net realized gain (loss)	-	-	-	-	-	-	-	-
Net change in unrealized gain (loss)	(4,307)	(113)	(334)	(251)	(733)	-	(242)	(5,980)
Fair Value at March 31, 2024	$955,177	$14,388	$1,023	$26,034	$139	$950	$15,063	$1,012,774
Net change in unrealized gain (loss) on Level 3 investments still held as of March 31, 2024	$(4,306)	$(113)	$(334)	$(251)	$(733)	$-	$(242)	$(5,979)
(1)
Net of reorganization and restructuring of investments.

The following table provides quantitative information regarding Level 3 fair value measurements as of March 31, 2025 (in thousands):

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Senior Secured Term Loans(1)	$878,789	Discounted Cash Flow Analysis	Discount rate	9.8% - 25.6% (15.4%)
			Origination yield	11.1% - 19.1% (13.6%)
			Revenue multiples	0.23x - 116.24x (5.89x)
	44,709	PWERM	Discount rate	12.6% - 45.7% (29.1%)
			Origination yield	13.7% - 29.9% (21.3%)
			Revenue multiples	1.20x - 5.82x (3.56x)
	2,574	Waterfall Approach (5)	Risk-free interest rate	4.0% - 4.0% (4.0%)
			Average industry volatility	52.5% - 52.5% (52.5%)
			Estimated time to exit	3.0 - 3.0 (3.0 years)
			Revenue multiples	3.68x - 3.68x (3.68x)
Second Lien Term Loans(1)	20,316	Discounted Cash Flow Analysis	Discount rate	19.5% - 20.1% (19.9%)
			Origination yield	13.0% - 18.4% (14.5%)
			Revenue Multiples	2.86x - 3.18x (2.95x)
Preferred Stock	26,675	Waterfall Approach (5)	Risk-free interest rate	4.0% - 4.0% (4.0%)
			Average industry volatility	52.5% - 52.5% (52.5%)
			Estimated time to exit	3.0 - 3.0 (3.0 years)
			Revenue multiples	3.68x - 3.68x (3.68x)
	563	Option Pricing Model (6)	Risk-free interest rate	4.0% - 4.0% (4.0%)
			Average industry volatility	32.5% - 50.0% (44.2%)
			Estimated time to exit	3.0 - 4.5 (3.5 years)
			Revenue multiples	2.87x - 3.18x (2.97x)
Common Stock	16	Option Pricing Model	Risk-free interest rate	4.0% - 4.0% (4.0%)
			Average industry volatility	50.0% - 50.0% (50.0%)
			Estimated time to exit	3.0 - 3.0 (3.0 years)
Equity Interest	995	PWERM (4)	N/A	N/A
Warrants(2)	10,351	Option Pricing Model	Risk-free interest rate	4.0% - 4.1% (4.0%)
			Average industry volatility	25.0% - 107.5% (48.1%)
			Estimated time to exit	1.0 - 3.5 (2.9 years)
			Revenue multiples	1.39x - 116.24x (3.63x)
	3,163	PWERM (3)	N/A	N/A
	73	Waterfall Approach	Risk-free interest rate	4.0% - 4.0% (4.0%)
			Average industry volatility	67.5% - 67.5% (67.5%)
			Estimated time to exit	3.7 - 3.7 (3.7 years)
			Revenue multiples	1.88x - 1.88x (1.88x)

Total Level 3 Investments	$988,224
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
(2)
The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are inputs used in the OPM, which include industry volatility, risk free interest rate and estimated time to exit. The Equity Allocation model and the Black Scholes model were the main OPMs used during the period ended March 31, 2025. Probability Weighted Expected Return Models ("PWERM") and other techniques were used as determined appropriate. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. However, a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase (decrease) in the unobservable inputs. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.
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

Fair Value of Financial Instruments Reported at Cost

The Company records its debt at amortized cost on the Consolidated Statements of Assets and Liabilities. The fair value of the Company’s Credit Facility, April 2026 Notes, December 2026 Notes, and August 2027 Notes (each defined in "Note 7 – Borrowings") are estimated using Level 3 inputs, which involves discounting the remaining payments based on comparable market rates or market quotes for similar instruments as of the measurement date. The July 2027 Notes and December 2027 Notes are publicly traded on NASDAQ and are valued using Level 1 inputs, reflecting the most recent market prices of $25.09 and $25.25 per share as of March 31, 2025, respectively. As of December 31, 2024, the market prices were $24.88 and $25.10 per share, respectively.

The following table provides additional information about the approximate fair value and level in the fair value hierarchy of the Company’s outstanding borrowings as of March 31, 2025 and December 31, 2024 (in thousands):

		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total
As of March 31, 2025
Credit Facility	$247,955	$-	$-	$270,622	$270,622
April 2026 Notes	24,875	-	-	26,179	26,179
December 2026 Notes	69,689	-	-	67,058	67,058
July 2027 Notes	79,261	80,790	-	-	80,790
August 2027 Notes	19,663	-	-	19,846	19,846
December 2027 Notes	50,764	52,268	-	-	52,268
Total	$492,207	$133,058	$-	$383,705	$516,763

As of December 31, 2024
Credit Facility	$308,449	$-	$-	$321,785	$321,785
April 2026 Notes	24,839	-	-	25,616	25,616
December 2026 Notes	69,630	-	-	65,512	65,512
July 2027 Notes	79,116	80,114	-	-	80,114
August 2027 Notes	19,628	-	-	20,054	20,054
December 2027 Notes	50,670	51,957	-	-	51,957
Total	$552,332	$132,071	$-	$432,967	$565,038

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

In the event that a portfolio company completely fails to perform according to the terms of their loan agreement, the amount of loss due to credit risk from the Company's investments would equal the sum of the Company’s recorded investments in the portfolio company and the portion of unfunded commitments currently eligible to be drawn. Refer to "Note 8 – Commitments and Contingencies" for a summary of the aggregate balance of unfunded commitments as of March 31, 2025. The Company predominantly collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property.

As of March 31, 2025 and December 31, 2024, the Company’s five largest debt investments in portfolio companies represented 29.7% and 28.8%, respectively, of the total fair value of the Company’s debt investments in portfolio companies. As of March 31, 2025 and December 31, 2024, the Company had debt investments in 18 and 20 portfolio companies, respectively, that represented 5% or more of the Company’s net assets.

Note 7 – Borrowings

The following table shows the Company's borrowings as of March 31, 2025 and December 31, 2024 (in thousands):

	Total Commitment	Face Value	Unamortized DFC	Carrying Value
As of March 31, 2025
Credit Facility	$550,000	$253,000	$(5,045)	$247,955
April 2026 Notes	25,000	25,000	(125)	24,875
December 2026 Notes	70,000	70,000	(311)	69,689
July 2027 Notes	80,500	80,500	(1,239)	79,261
August 2027 Notes	20,000	20,000	(337)	19,663
December 2027 Notes	51,750	51,750	(986)	50,764
Total	$797,250	$500,250	$(8,043)	$492,207

As of December 31, 2024
Credit Facility	$550,000	$311,000	$(2,551)	$308,449
April 2026 Notes	25,000	25,000	(161)	24,839
December 2026 Notes	70,000	70,000	(370)	69,630
July 2027 Notes	80,500	80,500	(1,384)	79,116
August 2027 Notes	20,000	20,000	(372)	19,628
December 2027 Notes	51,750	51,750	(1,080)	50,670
Total	$797,250	$558,250	$(5,918)	$552,332

For the three months ended March 31, 2025 and 2024, the components of interest expense, amortization of deferred financing costs, unused fees on the Credit Facility (as defined below), and any other costs associated with the Company's borrowings were as follows (dollars in thousands):

	Interest Expense	Amortization of DFC	Unused Facility and Other Fees (1)	Total Interest and Other Debt Financing Expenses	Weighted Average Cost of Debt
Three Months Ended March 31, 2025
Credit Facility	$4,727	$456	$556	$5,739	9.00%
April 2026 Notes	534	36	-	570	9.11
December 2026 Notes	744	59	-	803	4.59
July 2027 Notes	1,509	145	-	1,654	8.22
August 2027 Notes	350	35	-	385	7.70
December 2027 Notes	1,035	101	-	1,136	8.78
Total	$8,899	$832	$556	$10,287	8.19%

Three Months Ended March 31, 2024
Credit Facility	$5,007	$480	$841	$6,328	10.77%
April 2026 Notes	534	30	-	564	9.03
December 2026 Notes	744	55	-	799	4.56
July 2027 Notes	1,509	144	-	1,653	8.22
August 2027 Notes	350	35	-	385	7.70
December 2027 Notes	1,035	96	-	1,131	8.74
Total	$9,179	$840	$841	$10,860	9.01%

(1)
Unused facility and other fees for the three months ended March 31, 2024 include supplemental fees of $0.2 million, which were nonrecurring in nature.

Credit Facility

On April 20, 2022, the Company entered into an amended and restated credit agreement with KeyBank National Association, acting as administrative agent, CIBC Bank USA and MUFG Union Bank, N.A. as co-documentation agents, the guarantors party thereto and syndication agent and the other lenders party thereto, which initially provided the Company with a $225.0 million commitment, subject to borrowing base requirements (as amended, supplemented or otherwise modified from time to time, the "Credit Facility"). On March 18, 2025, the Company entered into a Sixth Amendment to the Credit Facility, which amendment, among other things, (i) extended the maturity date and revolving period; (ii) permits future financing subsidiaries, and (iii) amended certain other terms of the Credit Facility, including without limitation loan eligibility criteria, the borrowing base calculation, and excess concentration measures.

As of March 31, 2025, the Company had $550.0 million in total commitments available under the Credit Facility, subject to an accordion feature that allows the Company to increase the total commitments under the Credit Facility up to $600.0 million. The availability period under the Credit Facility expires on March 18, 2028 and is followed by a one-year amortization period. The stated maturity date under the Credit Facility is March 18, 2029, unless extended.

Borrowings under the Credit Facility bear interest on a per annum rate equal to Adjusted Term SOFR plus an applicable margin rate that ranges from 2.95% to 3.35% per annum depending on the Company’s leverage ratio and number of eligible loans in the collateral pool. The Credit Facility provides for a variable advance rate of up to 65% on eligible term loans. The Company also pays an unused commitment fee that ranges from 0.25% to 1.00% per annum based on the total unused lender commitments under the Credit Facility.

The Credit Facility is collateralized by all eligible investment assets held by the Company. The Credit Facility contains representations, warranties, and affirmative and negative covenants customary for secured financings of this type, including certain financial covenants such as a consolidated tangible net worth requirement and a required asset coverage ratio. For all periods presented, the Company was in compliance with all such covenants.

For the three months ended March 31, 2025, the weighted average outstanding principal balance was $255.2 million and the weighted average effective interest rate was 7.51%. For the three months ended March 31, 2024, the weighted average outstanding principal balance was $234.9 million and the weighted average effective interest rate was 8.55%.

2026 Notes

On December 10, 2021, the Company entered into a master note purchase agreement, completing a private debt offering of $70.0 million in aggregate principal amount of 4.25% interest-bearing unsecured Series 2021A Senior Notes due 2026 (the "December 2026 Notes") to institutional accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended (the "Securities Act")). The December 2026 Notes were issued in two closings: the initial issuance of $20.0 million closed on December 10, 2021 and the second issuance of $50.0 million closed on February 10, 2022. On April 13, 2023, the Company completed the first supplement to the master note purchase agreement, resulting in an additional private debt offering of $25.0 million in aggregate principal amount of 8.54% interest-bearing unsecured Series 2023A Senior Notes due 2026 (the "April 2026 Notes") to institutional accredited investors (as defined in the Securities Act). The December 2026 Notes and the April 2026 Notes (collectively the "2026 Notes") are subject to a 1.00% increase in the respective interest rates in the event that, subject to certain exceptions, the 2026 Notes cease to have an investment grade rating or receive an investment grade rating below the Investment Grade (as defined in the master note purchase agreement). The 2026 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

December 2026 Notes

The December 2026 Notes bear an interest rate of 4.25% per year and are due on December 10, 2026, unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the December 2026 Notes will be due semiannually in arrears on June 10 and December 10 of each year.

Aggregate costs in connection with the December 2026 Notes issuance were $1.0 million, and were capitalized and deferred. As of March 31, 2025 and December 31, 2024, unamortized deferred financing costs related to the December 2026 Notes were $0.3 million and $0.4 million, respectively.

April 2026 Notes

The April 2026 Notes bear an interest rate of 8.54% per year and are due on April 13, 2026, unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the April 2026 Notes will be due semiannually in arrears on April 13 and October 13 of each year.

Aggregate costs in connection with the April 2026 Notes issuance were $0.4 million, and were capitalized and deferred. As of March 31, 2025 and December 31, 2024, unamortized deferred financing costs related to the April 2026 Notes were $0.1 million and $0.2 million, respectively.

2027 Notes

July 2027 Notes

On July 28, 2022, the Company issued and sold $80.5 million in aggregate principal amount of 7.50% interest-bearing unsecured Notes due 2027 (the "July 2027 Notes") under its shelf Registration Statement on Form N-2. The July 2027 Notes were issued pursuant to the Base Indenture dated July 28, 2022 (the "Base Indenture") and First Supplemental Indenture, dated July 28, 2022 (together with the Base Indenture, the "Indenture"), between the Company and the Trustee, U.S. Bank Trust Company, National Association.

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

Aggregate costs in connection with the July 2027 Notes issuance, including the underwriter’s discount and commissions, were $2.7 million, and were capitalized and deferred. As of March 31, 2025 and December 31, 2024, unamortized deferred financing costs related to the July 2027 Notes were $1.2 million and $1.4 million, respectively.

August 2027 Notes

On August 31, 2022, the Company issued and sold a private debt offering of $20.0 million in aggregate principal amount of 7.00% interest-bearing unsecured Series 2022A Senior Notes due 2027 (the "August 2027 Notes") to an institutional accredited investor (as defined in Regulation D under the Securities Act).

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

Aggregate costs in connection with the August 2027 Notes issuance were $0.7 million, and were capitalized and deferred. As of March 31, 2025 and December 31, 2024, unamortized deferred financing costs related to the August 2027 Notes were $0.3 million and $0.4 million, respectively.

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

Aggregate costs in connection with the December 2027 Notes issuance, including the underwriter's discount and commissions, were $1.9 million, and were capitalized and deferred. As of March 31, 2025 and December 31, 2024, unamortized deferred financing costs related to the December 2027 Notes were $1.0 million and $1.1 million, respectively.

Note 8 – Commitments, Contingencies, and Off-balance Sheet Arrangements

Commitments

The following table provides the Company’s contractual obligations as of March 31, 2025 and December 31, 2024 (in thousands):

	Payments Due by Period (1)
	Less than 1 Year	1-3 years	3-5 years	More than 5 Years	Total
As of March 31, 2025
Borrowings (2)
Credit Facility	$-	$-	$253,000	$-	$253,000
2026 Notes	-	95,000	-	-	95,000
2027 Notes	-	152,250	-	-	152,250
Total Borrowings	-	247,250	253,000	-	500,250
Deferred Incentive Fees	3,582	4,920	2,381	84	10,967
Total	$3,582	$252,170	$255,381	$84	$511,217

As of December 31, 2024
Borrowings (2)
Credit Facility	$-	$311,000	$-	$-	$311,000
2026 Notes	-	95,000	-	-	95,000
2027 Notes	-	152,250	-	-	152,250
Total Borrowings	-	558,250	-	-	558,250
Deferred Incentive Fees	2,584	4,886	2,562	84	10,116
Total	$2,584	$563,136	$2,562	$84	$568,366

(1)
Excludes interest payable on borrowings, accrued expenses, and commitments to extend credit to the Company’s portfolio companies.
(2)
Amounts represent future principal repayments and not the carrying value of each liability (refer to "Note 7 – Borrowings").

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

Off-balance Sheet Arrangements

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. These unfunded contractual commitments to provide funds to portfolio companies are not reflected on the Consolidated Statements of Assets and Liabilities. With the exception of the JV, the availability of such unfunded commitments is subject to the specific terms and conditions of each contract, which may include, among other things, portfolio company performance requirements and time-based cancellation provisions. As a result, only a portion of unfunded commitments is currently eligible to be drawn.

The Company's unfunded commitments to provide debt and equity financing to its portfolio companies and Runway-Cadma I LLC amounted to $162.2 million and $176.7 million as of March 31, 2025 and December 31, 2024, respectively, shown in the table below (in thousands):

Portfolio Company	Investment Type	March 31, 2025	December 31, 2024
Bombora, Inc.	Senior Secured Term Loan	2,000	2,000
CarNow, Inc.	Senior Secured Term Loan	8,000	12,000
Elevate Services, Inc.	Senior Secured Term Loan	1,000	14,000
Interactions Corporation	Senior Secured Term Loan	10,000	10,000
Linxup, LLC	Senior Secured Term Loan	-	7,500
Onward Medical, N.V.	Senior Secured Term Loan	38,982	38,982
Route 92 Medical, Inc.	Senior Secured Term Loan	20,000	10,000
Runway-Cadma I LLC	Joint Venture	29,400	29,400
SetPoint Medical Corporation	Senior Secured Term Loan	20,000	20,000
Snap! Mobile, Inc.	Senior Secured Term Loan	5,000	5,000
Synack, Inc.	Senior Secured Term Loan	22,500	22,500
Zinnia Corporate Holdings, LLC	Senior Secured Term Loan	5,333	5,333
Total unused commitments to extend financing		$162,215	$176,715

Note 9 – Net Assets

The Company has the authority to issue 100,000,000 shares of common stock, par value $0.01 per share. In October 2015, in connection with the Company's formation, the Company issued and sold 1,667 shares of common stock to R. David Spreng, the President and Chief Executive Officer of the Company, for an aggregate purchase price of $25 thousand.

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

Initial Public Offering

On October 25, 2021, the Company closed its IPO, issuing 6,850,000 shares of its common stock at a public offering price of $14.60 per share. Net of underwriting fees and offering costs, the Company received net cash proceeds of $93.0 million. The Company’s common stock began trading on NASDAQ on October 21, 2021 under the symbol "RWAY".

Repurchase Program

On February 24, 2022, the Board of Directors approved a share repurchase program (the "First Repurchase Program") under which the Company was authorized to repurchase up to $25.0 million of its outstanding common stock, at management’s discretion from time to time in open-market transactions and in accordance with all applicable securities laws and regulations. The Company repurchased 871,345 shares in connection with the First Repurchase Program for an aggregate purchase price of $10.8 million. The First Repurchase Program expired on February 24, 2023.

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

On July 30, 2024, the Board of Directors approved a share repurchase program (the "Third Repurchase Program") under which the Company may repurchase up to $15.0 million of its outstanding shares of common stock, at management's discretion from time to time in open-market transactions and in accordance with all applicable securities laws and regulations. If not renewed, the Third Repurchase Program will terminate upon the earlier of (i) July 30, 2025 or (ii) the repurchase of $15.0 million of the Company's shares of common stock. From the inception of the Third Repurchase Program through March 31, 2025, the Company repurchased 1,199,867 shares for an aggregate purchase price of $12.5 million.

Distributions and Dividend Reinvestment Plan

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

The Company maintains a dividend reinvestment plan for common stockholders (the "Dividend Reinvestment Plan"). The Dividend Reinvestment Plan is administered by its transfer agent on behalf of the Company's record holders and participating brokerage firms. Brokerage firms and other financial intermediaries may decide not to participate in the Dividend Reinvestment Plan but may provide a similar distribution reinvestment plan for their clients. The share requirements of the Dividend Reinvestment Plan may be satisfied through the issuance of new common shares or through open market purchases of common shares by the Company.

For the three months ended March 31, 2025, the Company declared dividends in the amount of $13.4 million, of which $13.2 million was payable in cash, with the remainder to be distributed in the form of shares of common stock to stockholders pursuant to the Dividend Reinvestment Plan. During the three months ended March 31, 2025, the Company did not purchase any shares of common stock in the open market under the Dividend Reinvestment Plan. The dividends declared during the period had a payment date subsequent to March 31, 2025, and are therefore included in "Distributions payable" on the Consolidated Statements of Assets and Liabilities. For the three months ended March 31, 2024, the Company declared and paid dividends in the amount of $19.0 million, of which $18.8 million was distributed in cash, with the remainder distributed in the form of 20,531 shares of common stock to stockholders pursuant to the Dividend Reinvestment Plan.

The following table summarizes the distributions declared and paid since inception through March 31, 2025:

Declaration Date	Type	Record Date	Payment Date	Amount per Share
May 3, 2018	Quarterly	May 15, 2018	May 31, 2018	$0.15
July 26, 2018	Quarterly	August 15, 2018	August 31, 2018	0.25
November 1, 2018	Quarterly	October 31, 2018	November 15, 2018	0.35
March 22, 2019	Quarterly	March 22, 2019	March 26, 2019	0.40
May 2, 2019	Quarterly	May 7, 2019	May 21, 2019	0.45
May 2, 2019	Supplemental	May 31, 2019	July 16, 2019	0.46
July 30, 2019	Quarterly	August 5, 2019	August 26, 2019	0.45
September 27, 2019	Supplemental	September 30, 2019	November 12, 2019	0.04
December 9, 2019	Quarterly	December 10, 2019	December 23, 2019	0.40
March 5, 2020	Quarterly	March 6, 2020	March 20, 2020	0.40
May 7, 2020	Quarterly	May 8, 2020	May 21, 2020	0.35
August 5, 2020	Quarterly	August 6, 2020	August 20, 2020	0.36
October 1, 2020	Quarterly	October 1, 2020	November 12, 2020	0.38
March 4, 2021	Quarterly	March 5, 2021	March 19, 2021	0.37
April 29, 2021	Quarterly	April 30, 2021	May 13, 2021	0.37
July 19, 2021	Quarterly	July 20, 2021	August 12, 2021	0.34
October 28, 2021	Quarterly	November 8, 2021	November 22, 2021	0.25
February 24, 2022	Quarterly	March 8, 2022	March 22, 2022	0.27
April 28, 2022	Quarterly	May 10, 2022	May 24, 2022	0.30
July 28, 2022	Quarterly	August 9, 2022	August 23, 2022	0.33
October 27, 2022	Quarterly	November 8, 2022	November 22, 2022	0.36
February 23, 2023	Quarterly	March 7, 2023	March 21, 2023	0.40
February 23, 2023	Supplemental	March 7, 2023	March 21, 2023	0.05
May 2, 2023	Quarterly	May 15, 2023	May 31, 2023	0.40
May 2, 2023	Supplemental	May 15, 2023	May 31, 2023	0.05
August 1, 2023	Quarterly	August 15, 2023	August 31, 2023	0.40
August 1, 2023	Supplemental	August 15, 2023	August 31, 2023	0.05
November 1, 2023	Quarterly	November 13, 2023	November 28, 2023	0.40
November 1, 2023	Supplemental	November 13, 2023	November 28, 2023	0.06
February 1, 2024	Quarterly	February 12, 2024	February 28, 2024	0.40
February 1, 2024	Supplemental	February 12, 2024	February 28, 2024	0.07
April 30, 2024	Quarterly	May 10, 2024	May 24, 2024	0.40
April 30, 2024	Supplemental	May 10, 2024	May 24, 2024	0.07
July 30, 2024	Quarterly	August 12, 2024	August 26, 2024	0.40
July 30, 2024	Supplemental	August 12, 2024	August 26, 2024	0.05
November 5, 2024	Quarterly	November 18, 2024	December 2, 2024	0.40
March 20, 2025	Quarterly	March 31, 2025	April 14, 2025	0.33
March 20, 2025	Supplemental	March 31, 2025	April 14, 2025	0.03
			Total	$10.99

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

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized gain (loss) on investments for federal income tax purposes as of and for the period ended March 31, 2025 and the year ended December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Tax cost on investments	$1,063,097	$1,100,345
Change in unrealized gain on a tax basis	$18,606	$23,787
Change in unrealized loss on a tax basis	(77,469)	(47,292)
Net unrealized gain (loss) on a tax basis	$(58,863)	$(23,505)

The Company accounts for income taxes in conformity with ASC Topic 740, Income Taxes ("ASC 740"). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions deemed to meet a "more-likely-than-not" threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as "Tax expense" on the Consolidated Statements of Operations. There were no material uncertain income tax positions at March 31, 2025 or December 31, 2024. Although the Company files federal and state tax returns, the Company's major tax jurisdiction is federal. The previous three tax year-ends and the interim tax period since then remain subject to examination by the Internal Revenue Service.

If the Company does not distribute (or is not deemed to have distributed) each calendar year the sum of (1) 98% of its net ordinary income for each calendar year, (2) 98.2% of its capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years on which the Company paid no U.S. federal income tax (the "Minimum Distribution Amount"), the Company will generally be required to pay a U.S. federal excise tax equal to 4% of the amount by which the Minimum Distribution Amount exceeds the distributions for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes, if any, on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective U.S. federal excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income.

If the Company does not qualify to be treated as a RIC for any taxable year, the Company will be taxed as a regular corporation (a "C corporation") under subchapter C of the Code for such taxable year. If the Company has previously qualified as a RIC but is subsequently unable to qualify, and certain amelioration provisions are not applicable, the Company would be subject to U.S. federal income tax on all of its taxable income (including its net capital gains) at regular corporate rates. The Company would not be able to deduct distributions to stockholders, nor would it be required to make distributions. In order to requalify as a RIC, in addition to the other requirements discussed above, the Company would be required to distribute all of its previously undistributed earnings attributable to the period it failed to qualify as a RIC by the end of the first year that it intends to requalify. If the Company fails to requalify for a period greater than two taxable years, it may be subject to U.S. federal income tax at corporate tax rates on any net built-in gains with respect to certain of its assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if the Company had been liquidated) that it elects to recognize on requalification or when recognized over the next five years.

Note 11 — Segment Reporting

The Company operates through a single operating and reporting segment with an investment objective to generate returns to stockholders primarily through current income on loans, and secondarily through capital gains on warrants and other equity positions. The Company's Chief Executive Officer is the Company’s Chief Operating Decision Maker ("CODM"). While the Company lends to and separately evaluates the performance of each of its portfolio companies across various industries, including technology, healthcare, business services, financial services, select consumer services and products, the CODM evaluates and monitors performance of the Company's business on an aggregated basis. Further, each investment is evaluated and managed using similar processes and shared operational support functions, such as deal origination, underwriting, monitoring, and compliance, in addition to administrative functions, such as human resources, legal, finance and information technology.

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

Note 12 – Financial Highlights

The following table sets forth the financial highlights for the three months ended March 31, 2025 and 2024 (in thousands, except for per share data and ratios):

	Three Months Ended March 31,
	2025	2024
Per Share Data(1):
Net asset value at beginning of period	$13.79	$13.50
Net investment income	0.42	0.46
Net realized gain (loss)	0.16	-
Net change in unrealized gain (loss)	(0.53)	(0.16)
Total from investment operations	0.05	0.30

Distributions	(0.36)	(0.47)
Accretion (dilution), net (2)	-	0.03
Net asset value at end of period	$13.48	$13.36

Ratio/Supplemental Data:
Total return based on net asset value(3)	0.36%	2.44%
Total return based on market value(4)	(2.28)%	(0.24)%
Ratio of net investment income to average net assets(5)(6)	12.08%	13.83%
Ratio of total operating expenses to average net assets(5)(6)	15.34%	15.81%
Ratio of total operating expenses, excluding incentive fees, to average net assets(5)	12.29%	12.36%
Ratio of net increase (decrease) in net assets resulting from operations to average net assets(5)(6)	1.45%	8.93%
Portfolio turnover rate(7)	1.48%	2.41%

Net assets at beginning of period	$514,869	$547,071
Net assets at end of period	$503,290	$529,469
Weighted average net assets	$523,497	$542,836
Weighted average shares outstanding for the period, basic	37,347,428	40,392,255
(1)
All per share activity, excluding dividends, is calculated based on the weighted-average shares outstanding for the relevant period.
(2)
Net accretion (dilution) represents the effect of issuance and repurchase of common stock.
(3)
Total return based on net asset value is calculated as the change in net asset value per share during the period, plus dividends per share, divided by the beginning net asset value per share. The total returns are not annualized.
(4)
Total return based on market value is calculated as the change in market value per share during the period, plus dividends per share, divided by the beginning market value per share. The total returns are not annualized.
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

Note 13 - Subsequent Events

The Company evaluated events subsequent to March 31, 2025 through May 12, 2025. There have been no subsequent events that occurred during such period that would require recognition or disclosure, except as disclosed below.

Borrowings

On April 7, 2025, the Company entered into the Master Note Purchase Agreement, dated April 7, 2025 (the “Note Purchase Agreement”), governing the issuance of 7.51% Series 2025A Senior Notes due April 7, 2028 (the “Series 2025A Notes”), in aggregate principal amount of $107.0 million, to institutional investors in a private placement.

The Series 2025A Notes have a fixed interest rate of 7.51% per year. The Company used the net proceeds from the offering of the Series 2025A Notes to repay outstanding indebtedness, make investments in accordance with the Company’s investment objective and investment strategy, and for other general corporate purposes of the Company.

The Series 2025A Notes will mature on April 7, 2028 unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the Note Purchase Agreement. Interest on the Series 2025A Notes will be due semiannually on April 7 and October 7 of each year, beginning on October 7, 2025. In addition, the Company is obligated to offer to repay the Series 2025A Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the Note Purchase Agreement, so long as no Default or Event of Default (each as defined in the Note Purchase Agreement) shall then exist, at any time on or after October 7, 2027, the Company may, at its option, prepay all or any part of the 2025A Notes at 100% of the principal amount so prepaid, together with, in each case, accrued interest to the prepayment date.

The Note Purchase Agreement contains customary terms and conditions for senior notes issued in a private placement, including, without limitation, affirmative and negative covenants related to information reporting, maintenance of the Company’s status as a business development company within the meaning of the Investment Company Act of 1940, as amended, and a regulated investment company under the Internal Revenue Code of 1986, as amended, minimum shareholders’ equity, minimum asset coverage ratio and maximum secured debt ratio. The Note Purchase Agreement also contains customary events of default with customary cure and notice periods.

Distributions

On May 7, 2025, the Board of Directors declared a regular distribution of $0.33 per share and a supplemental distribution of $0.02 per share for stockholders of record as of May 19, 2025, each payable on or before June 3, 2025.

Recent Portfolio Activity

From April 1, 2025 through May 12, 2025, the Company completed $40 million of additional debt commitments, of which $27 million was funded upon closing.

Share Repurchase Program

On May 7, 2025, the Board of Directors approved a repurchase program (the “New Repurchase Program”) under which the Company may repurchase up to $25.0 million of its outstanding common stock. Under the New Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. If not renewed, the New Repurchase Program will terminate upon the earlier of (i) May 7, 2026 or (ii) the repurchase of $25.0 million of the Company's outstanding shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report on Form 10‑Q contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors, and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as "anticipates," "expects," "intends," "plans," "will," "may," "continue," "believes," "seeks," "estimates," "would," "could," "should," "targets," "projects," "outlook," "potential," "predicts" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•
changes in political, economic or industry conditions, trade policies, restrictions and tariffs, the interest rate environment or conditions affecting the financial and capital markets;
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
•
the effect of legal, tax, and regulatory changes; and
•
the other risks, uncertainties and other factors we identify under "Risk Factors" in Part I, Item 1A of our annual report on Form 10-K, as modified by the annual report on Form 10-K/A, for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the "SEC") on March 20, 2025 and March 27, 2025, respectively, and in this quarterly report on Form 10-Q.

Although we believe the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this quarterly report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in "Risk Factors" in Part I, Item 1A of our annual report on Form 10-K, as modified by the annual report on Form 10-K/A, for the year ended December 31, 2024, filed with the SEC on March 20, 2025 and March 27, 2025, respectively.

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

We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). We will remain an emerging growth company until the last day of our fiscal year following the fifth anniversary of our IPO, which closed on October 25, 2021 or until the earliest of (i) the last day of the first fiscal year in which we have total annual gross revenue of $1.235 billion or more, (ii) December 31 of the fiscal year in which we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (together with the rules and regulations promulgated thereunder, the "Exchange Act"), (which would occur if the market value of our common stock held by non-affiliates exceeds $700.0 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months), or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period. For so long as we remain an emerging growth company under the JOBS Act, we will be subject to reduced public company reporting requirements.

We are externally managed by Runway Growth Capital LLC ("RGC"), an investment adviser that has registered with the SEC under the Investment Advisers Act of 1940, as amended. Runway Administrator Services LLC (the "Administrator"), a wholly-owned subsidiary of RGC, provides all the administrative services necessary for us to operate.

We, RGC, and certain other funds and accounts sponsored or managed by RGC and/or its affiliates, including BC Partners Advisors L.P. (collectively our "Affiliates"), rely on an order (the "Order") granted by the SEC that permits us greater flexibility than the 1940 Act permits to negotiate the terms of co-investments if our Board of Directors determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by RGC and/or its Affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that the ability to co-invest with similar investment structures and accounts sponsored or managed by RGC or its Affiliates provides additional investment opportunities and the ability to achieve greater diversification. Under the terms of the Order, a majority of our independent directors are required to make certain determinations in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment strategies and policies.

Portfolio Composition and Investment Activity

Portfolio Composition

At March 31, 2025, we had investments in 52 companies, representing 23 companies in which we held debt and warrant investments, 3 companies in which we held debt investments and shares of common stock, preferred stock, or a combination with warrants, 5 companies in which we held a debt investment only, 13 companies in which we held warrant investments only, and 8 companies in which we held shares of common stock, preferred stock, equity interests, or a combination thereof with warrants. At December 31, 2024, we had investments in 57 companies, representing 23 companies in which we held debt and warrant investments, 5 companies in which we held debt investments and shares of common stock, preferred stock, or a combination with warrants, 4 companies in which we held a debt investment only, 17 companies in which we held warrant investments only, and 8 companies in which we held shares of common stock, preferred stock, equity interests, or a combination thereof with warrants.

The following table shows the fair value of our investments, by asset class, as of March 31, 2025 and December 31, 2024 (in thousands):

	Cost	Fair Value	% of Total Portfolio
As of March 31, 2025
Portfolio Investments
Senior Secured Term Loans	$944,988	$926,072	92.22%
Second Lien Term Loans	20,551	20,316	2.02
Preferred Stocks	49,147	36,216	3.61
Common Stocks	6,534	836	0.08
Equity Interest	6,550	6,874	0.68
Warrants	23,296	13,919	1.39
Total Portfolio Investments	$1,051,066	$1,004,233	100.00%

As of December 31, 2024
Portfolio Investments
Senior Secured Term Loans	$966,155	$950,092	88.24%
Second Lien Term Loans	20,445	20,152	1.87
Preferred Stocks	77,247	82,641	7.67
Common Stocks	9,141	2,833	0.26
Equity Interest	6,550	6,940	0.64
Warrants	24,345	14,182	1.32
Total Portfolio Investments	$1,103,883	$1,076,840	100.00%

For the three months ended March 31, 2025, our debt investment portfolio had a dollar-weighted annualized yield of 15.4%. For the three months ended March 31, 2024, our debt investment portfolio had a dollar-weighted annualized yield of 17.4%. We calculate the yield on dollar-weighted debt investments for any period measured as (1) total related investment income during the period divided by (2) the daily average of the fair value of debt investments outstanding during the period, including any debt investments on non-accrual status. As of March 31, 2025, our debt investments had a dollar-weighted average term of 56 months at origination and a dollar-weighted average remaining term of 34 months, or approximately 2.8 years. As of March 31, 2025, substantially all of our debt investments had a committed principal amount of between $6.0 million and $75.0 million and pay cash interest at annual interest rates of between 6.3% and 14.1%.

The following table shows our dollar-weighted annualized yield by investment type for the three months ended March 31, 2025 and 2024:

	Fair Value(1)		Cost(2)
	Three Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025	2024
Investment type:
Debt investments	15.44%	17.39%	15.15%	17.13%
Equity interest	1.85%	1.16%	1.46%	0.73%
All investments	14.48%	16.63%	13.97%	15.95%

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

Investment Activity

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments as well as repayments and sales of existing investments. During the three months ended March 31, 2025, we funded $15.3 million in three existing portfolio companies, net of upfront loan origination fees and refinances. We also received $75.0 million in sales and prepayments from four portfolio companies and $3.7 million in scheduled principal repayments from one portfolio company. Of the sales and prepayments, $38.1 million in proceeds was from the termination of warrants, sale of preferred stock, sale of equity interest, or sale of common stock. During the three months ended March 31, 2024, we funded $19.7 million in one new portfolio company, and $5.0 million in one existing portfolio company, net of upfront loan origination fees and refinances. We also received $34.4 million in loan prepayments from two portfolio companies and $0.4 million in scheduled principal payments from one portfolio company. There were no proceeds from the termination of warrants, sale of preferred stock, sale of equity interest, or sale of common stock during the three months ended March 31, 2024.

Portfolio Reconciliation

The following is a reconciliation of our investment portfolio for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Beginning investment portfolio	$1,076,840	$1,067,009
Purchases of investments	15,320	24,642
PIK interest	3,260	4,176
Sales and prepayments of investments	(74,978)	(34,449)
Scheduled repayments of investments	(3,665)	(413)
Sales and maturities of U.S. Treasury Bills	-	(42,029)
Amortization of fixed income premiums or accretion of discounts	1,189	4,013
Net realized gain (loss) on investments	6,057	-
Net change in unrealized gain (loss) on investments	(19,790)	(6,617)
Ending investment portfolio	$1,004,233	$1,016,332

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

The following table shows the investment ratings of our debt investments at fair value as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	March 31, 2025			December 31, 2024
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$-	-%	-	$27,217	2.53%	1
2	706,810	70.38	21	671,839	62.39	20
3	201,075	20.02	7	231,488	21.50	8
4	33,527	3.34	1	34,120	3.17	1
5	4,976	0.50	2	5,580	0.52	2
	$946,388	94.24%	31	$970,244	90.11%	32

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

The following table summarizes the cost, fair value, and types of income not recorded in "Interest income" on the Consolidated Statements of Operations related to senior secured term loans on non-accrual status as of March 31, 2025 and December 31, 2024:

	Date of Non-Accrual	Forgone Interest Income(1)	Forgone Accretion of OID and ETP	Total Forgone Income (1)	Cost Basis	Fair Value	Fair Value as a % of Total Portfolio
As of March 31, 2025
Investment
JobGet Holdings, Inc. (fka Snagajob.com, Inc.)	3/31/2024	$4,368	$283	$4,651	$3,774	$2,574	0.26%
Mingle Healthcare Solutions, Inc.	1/1/2024	858	-	858	4,887	2,403	0.24
Total		$5,227	$283	$5,510	$8,661	$4,976	0.50%

As of December 31, 2024
Investment
JobGet Holdings, Inc. (fka Snagajob.com, Inc.)	3/31/2024	$4,243	$283	$4,526	$3,774	$3,431	0.32%
Mingle Healthcare Solutions, Inc.	1/1/2024	687	-	687	4,952	2,148	0.20
Total		$4,929	$283	$5,213	$8,726	$5,580	0.52%
(1)
Forgone interest income includes $0.3 million of accrued interest income that was reversed upon placement on non-accrual status.

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

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table compares the results of our operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025		2024
	Total	Per Share(1)	Total	Per Share(1)
Investment income
Interest, fee and dividend income	$35,209	$0.94	$39,881	$0.99
Other income	189	0.01	128	—
Total investment income	35,398	0.95	40,009	0.99
Operating expenses
Management fees	4,009	0.11	3,952	0.10
Incentive fees	3,929	0.10	4,668	0.12
Interest and other debt financing expenses	10,287	0.28	10,860	0.27
Professional fees	454	0.01	662	0.02
Administration agreement expenses	625	0.02	564	0.01
Insurance expense	155	—	208	0.01
Tax expense	110	—	2	—
Other expenses	230	0.01	429	—
Total operating expenses	19,799	0.53	21,345	0.53
Net investment income	15,599	0.42	18,664	0.46
Realized gain (loss) on investments	6,057	0.16	—	—
Net change in unrealized gain (loss) on investments	(19,790)	(0.53)	(6,617)	(0.16)
Net increase (decrease) in net assets resulting from operations	$1,866	$0.05	$12,047	$0.30
(1)
The basic per share figures noted above are based on weighted averages of 37,347,428 and 40,392,255 shares outstanding for the three months ended March 31, 2025 and 2024, respectively.

Investment Income

Our investment objective is to maximize total return to our stockholders primarily through current income on our loan portfolio, and secondarily through capital gain on our warrants and other equity positions. We intend to achieve our investment objective by investing in high growth-potential, private companies. We typically invest in senior secured loans that generally fall into two strategies: Sponsored Growth Lending and Non-Sponsored Growth Lending. We generally receive warrants and/or other equity from our investments. We expect our global loan originations will generally range from between $30-$150 million, with our allocation being in the range of $20-$45 million.

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

Investment income for the three months ended March 31, 2025 and 2024 was $35.4 million and $40.0 million, respectively, and includes non-recurring income of $1.9 million and $3.8 million, respectively. Non-recurring income includes, but is not limited to, acceleration of unaccreted OID, prepayment fees, and amendment fees. The decrease in investment income for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to falling interest rates and decrease in the average outstanding principal on interest-earning debt investments as a result of loan repayments and our loan to JobGet Holdings, Inc. moving to non-accrual status.

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

Operating expenses for the three months ended March 31, 2025 and 2024 were $19.8 million and $21.3 million, respectively. Operating expenses decreased for the three months ended March 31, 2025 from the three months ended March 31, 2024 primarily due to a decrease in performance-based incentive fees and interest and other debt financing expenses. Operating expenses per share for the three months ended March 31, 2025 and 2024 were $0.53 and $0.53, respectively.

Management fees for the three months ended March 31, 2025 and 2024 were $4.0 million and $4.0 million, respectively. Management fees remained relatively unchanged for the three months ended March 31, 2025 when compared to the three months ended March 31, 2024.

Incentive fees for the three months ended March 31, 2025 and 2024 were $3.9 million and $4.7 million, respectively. Incentive fees decreased for the three months ended March 31, 2025 from the three months ended March 31, 2024 primarily due to a decrease in net investment income. For the three months ended March 31, 2025, $3.0 million of the incentive fees were payable in cash and $0.9 million were deferred and accrued. For the three months ended March 31, 2024, $3.6 million of the incentive fees were payable in cash and $1.1 million were deferred and accrued. Incentive fees per share for the three months ended March 31, 2025 and 2024 were $0.10 and $0.12, respectively.

Net Investment Income

Net investment income for the three months ended March 31, 2025 and 2024 was $15.6 million and $18.7 million, respectively. Net investment income decreased for the three months ended March 31, 2025 from the three months ended March 31, 2024 primarily due to a decrease in investment income related to falling interest rates and a decrease in average outstanding principal on debt investments. Net investment income per share for the three months ended March 31, 2025 and 2024 was $0.42 and $0.46, respectively.

Net Realized Gain (Loss) on Investments

The net realized gain on investments of $6.1 million for the three months ended March 31, 2025 was attributable to a realized gain on our investment in Gynesonics, Inc. offset by a realized loss on our investment in Quantum Corporation. There were no net realized gains or losses on investments for the three months ended March 31, 2024.

Net Change in Unrealized Gain (Loss) on Investments

Net change in unrealized loss on investments of $19.8 million for the three months ended March 31, 2025 was primarily due to a release of prior unrealized gain on our investment in Gynesonics, Inc. and a decrease in the fair value of our investments in JobGet Holdings, Inc. (fka Snagajob.com, Inc.), Marley Spoon SE, and zSpace, Inc. The decrease in fair value was partially offset by a release of prior unrealized loss on our investment in Quantum Corporation. The net change in unrealized loss on investments of $6.6 million for the three months ended March 31, 2024 was primarily due to a decrease in the fair value of our investments in CareCloud, Inc., JobGet Holdings, Inc. (fka Snagajob.com, Inc.), Mingle Healthcare Solutions, Inc., FiscalNote, Inc., and Coginiti Corp.

Net Increase (Decrease) in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of $1.9 million for the three months ended March 31, 2025, as compared to a net increase in net assets resulting from operations of $12.0 million for the three months ended March 31, 2024.

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

During the three months ended March 31, 2025 and 2024, we principally funded our operations from (i) cash receipts from interest, dividend, and fee income from our investment portfolio, (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments, and (iii) borrowings under our Credit Facility.

During the three months ended March 31, 2025, our operating activities provided $73.6 million of cash and cash equivalents, compared to $68.6 million provided by operating activities during the three months ended March 31, 2024. The $5.0 million increase in cash provided by operating activities was primarily due to a decrease in purchases of investments.

During the three months ended March 31, 2025, our financing activities used $61.0 million of cash, compared to $64.7 million used in financing activities during the three months ended March 31, 2024. The $3.7 million decrease in cash used in financing activities was primarily due to the timing of our dividend payment and decreased share repurchases of $10.6 million, offset by decreased net borrowing activity of $23.0 million.

As of March 31, 2025, our net assets totaled $503.3 million, with a net asset value per share of $13.48. We intend to continue to operate in order to generate cash flows from operations, including income earned from investments in our portfolio companies. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

Available Liquidity and Capital Resources

As of March 31, 2025, we had $315.4 million in available liquidity, including $18.4 million in cash and cash equivalents, and $297.0 million available under our Credit Facility, subject to borrowing base capacity. As of March 31, 2025, we had $253.0 million of secured debt outstanding under our Credit Facility, which are floating interest rate obligations and $247.3 million of unsecured debt outstanding under the 2026 and 2027 Notes, which are all fixed interest rate debt obligations. Refer to "Note 7 – Borrowings" to our consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional discussion of our debt obligations.

Pursuant to the 1940 Act, we are permitted to incur borrowings, issue debt securities, or issue preferred stock if, immediately after the borrowings or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock is at least 150%. As of March 31, 2025 and December 31, 2024, our asset coverage ratio was 201% and 192%, respectively.

As detailed above, our diverse and well-structured balance sheet is designed to provide a long-term focused and sustainable investment platform. Currently, we believe we have sufficient liquidity to support our near-term capital requirements.

Commitments and Obligations

Our significant contractual payment obligations relate to our borrowings and deferred incentive fees. As of March 31, 2025, we had $500.3 million in debt outstanding, none of which was due within the next year, $247.3 million within 1 to 3 years, and $253.0 million beyond 3 years. As of March 31, 2025, we had $11.0 million of deferred incentive fees, $3.6 million of which was due within the next year, $4.9 million within 1 to 3 years, and $2.5 million beyond 3 years.

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

Our unfunded commitments may be significant from time to time. As of March 31, 2025, we had a total of $162.2 million in unfunded commitments which was comprised of $132.8 million to provide debt financing to our portfolio companies and $29.4 million in unfunded commitments to provide equity financing to the Runway-Cadma I LLC. Unfunded contractual commitments depend upon a portfolio company reaching certain milestones before the debt commitment is available to the portfolio company, which is expected to affect our funding levels. These commitments are subject to the same underwriting and ongoing portfolio maintenance as the on-balance sheet financial instruments that we hold. From time to time, unfunded contractual commitments may expire without being drawn and thus do not represent future cash requirements. We maintain sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded commitments should the need arise. As of March 31, 2025, we had $24.8 million of available unfunded commitments to portfolio companies that are eligible to be drawn based on achieved milestones and $29.4 million in unfunded capital commitments to Runway-Cadma I LLC. Refer to "Note 8 – Commitments and Contingencies" to our consolidated financial statements in Part I, Item 1 of this Form 10-Q for a summary of unfunded commitments by portfolio company as of March 31, 2025.

The fair value of our unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations embedded in the borrowing agreements.

Repurchase Program

On February 24, 2022, our Board of Directors approved a share repurchase program (the "First Repurchase Program") under which we were authorized to repurchase up to $25.0 million of our outstanding common stock, at management’s discretion from time to time in open-market transactions and in accordance with all applicable securities laws and regulations. We repurchased 871,345 shares in connection with the First Repurchase Program for an aggregate purchase price of $10.8 million. The First Repurchase Program expired on February 24, 2023.

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

On July 30, 2024, our Board of Directors approved a share repurchase program (the "Third Repurchase Program") under which we may repurchase up to $15.0 million of our outstanding shares of common stock, at management's discretion from time to time in open-market transactions and in accordance with all applicable securities laws and regulations. If not renewed, the Third Repurchase Program will terminate upon the earlier of (i) July 30, 2025 or (ii) the repurchase of $15.0 million of our shares of common stock. From the inception of the Third Repurchase Program through March 31, 2025, we repurchased 1,199,867 shares for an aggregate purchase price of $12.5 million.

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

During the three months ended March 31, 2025, we declared dividends in the amount of $13.4 million of which $13.2 million were payable in cash and the remainder to be distributed in shares to stockholders pursuant to our Dividend Reinvestment Plan. For the three months ended March 31, 2024, we declared dividends in the amount of $19.0 million of which $18.8 million were distributed in cash and the remainder distributed in shares to stockholders pursuant to our Dividend Reinvestment Plan.

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. Refer to "Note 9 – Net Assets" of our consolidated financial statements in Part I, Item 1 of this Form 10-Q for a summary of the distributions declared and paid since inception.

Critical Accounting Estimates

The preparation of the consolidated financial statements and related disclosures in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and revenues and expenses during the period reports. Actual results could materially differ from those estimates. For a description of our critical accounting policies, including those related to the valuation of investments and our election to be treated, and intent to qualify annually, as a RIC refer to "Note 2 – Summary of Significant Accounting Policies" to our consolidated financial statements in Part I, Item 1 of this Form 10-Q. We consider the most significant accounting policies to be those related to our Fair Value Measurements and Income Taxes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risk, including changes in the valuations of our investment portfolio. Market risk includes risks that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The prices of securities held by us may decline in response to certain events, including those directly involving the companies we invest in, conditions affecting the general economy, overall market changes, legislative reform, local, regional, national or global political, social or economic instability, and interest rate fluctuations. Uncertainty with respect to the economic effects of rising interest rates and inflation, as well as uncertainty with respect to trade policies, restrictions and tariffs, has introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks. For additional information concerning the market risks we face and their potential impact on our business and our operating results, see Part II, Item 1A. Risk Factors.

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

As of March 31, 2025, 96.3% of our performing debt portfolio investments bore interest at variable rates, of which 76.0% were based on SOFR and 24.0% were based on Prime. As a policy, any interest in excess of the cash cap, if applicable, as determined on an individual loan basis will accrue to principal and be treated as PIK interest. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase our investment income by a maximum of $17.0 million and decrease our investment income by a maximum of $11.0 million, due to certain floors, on an annual basis.

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

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments such as futures, options, SWAP contracts and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. As of March 31, 2025, we did not have any hedging instruments.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes known to us during the period ended March 31, 2025 to the risk factors discussed in "Risk Factors" in Part I, Item 1A of our annual report on Form 10-K, as modified by the annual report on Form 10-K/A, for the fiscal year ended December 31, 2024, filed with the SEC on March 20, 2025 and March 27, 2025, respectively.

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

As part of our Second Repurchase Program and Third Repurchase Program, we have maintained repurchase plans in accordance with Rule 10b5-1 (collectively the "Rule 10b5-1 Plan") promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). During the three months ended March 31, 2025, there were no shares repurchased under the Third Repurchase Program. Future repurchases may be made as open market or privately negotiated transactions as described above. The Second Repurchase Program expired on November 2, 2024. We have no obligation to repurchase stock under the Third Repurchase Program and may suspend or terminate the Third Repurchase Program at any time.

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

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement (1)

3.2	Articles of Amendment (2)

3.3	Second Amended and Restated Bylaws (2)

4.1	Master Note Purchase Agreement dated April 7, 2025 for 7.51% Series 2025A Senior Notes due April 7, 2028(3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a‑14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a‑14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents *

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 has been formatted in Inline XBRL.*

* Filed herewith.

(1)
Previously filed as an exhibit to the Registrant’s Current Report on Form 8‑K filed with the SEC on December 19, 2016.
(2)
Previously filed as an exhibit to the Registrant’s Current Report on Form 8‑K filed with the SEC on August 19, 2021.
(3)
Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on April 7, 2025.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUNWAY GROWTH FINANCE CORP.
Date: May 12, 2025
	By:	/s/ R. David Spreng
R. David Spreng
President, Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2025	By:	/s/ Thomas B. Raterman
Thomas B. Raterman
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)