Form 10-Q
period 2025-06-30
Runway Growth Finance Corp.
filed 2025-08-07
CIK 1653384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The issuer had 36,216,632 shares of common stock, $0.01 par value per share, outstanding as of August 5, 2025.

RUNWAY GROWTH FINANCE CORP.

FORM 10‑Q FOR THE QUARTER ENDED June 30, 2025

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

RUNWAY GROWTH FINANCE CORP.

Consolidated Statements of Assets and Liabilities

(In thousands, except share and per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Investments at fair value:
Non-control/non-affiliate investments at fair value (cost of $1,054,963 and $1,038,135, respectively)	$1,017,952	$1,005,328
Affiliate investments at fair value (cost of $4,551 and $59,198, respectively)	-	64,572
Control investments at fair value (cost of $6,550 and $6,550, respectively)	6,999	6,940
Total investments at fair value (cost of $1,066,064 and $1,103,883, respectively)	1,024,951	1,076,840
Cash and cash equivalents	5,960	5,751
Interest and fees receivable	8,873	8,141
Other assets	1,473	623
Total assets	1,041,257	1,091,355
Liabilities
Debt:
Credit facility	259,000	311,000
2026 Notes	25,000	95,000
2027 Notes	132,250	152,250
2028 Notes	107,000	-
Unamortized deferred financing costs	(7,302)	(5,918)
Total debt, less unamortized deferred financing costs	515,948	552,332
Incentive fees payable	14,491	14,106
Interest payable	8,190	7,743
Foreign currency forward contracts	1,359	-
Accrued expenses and other liabilities	2,395	2,305
Total liabilities	542,383	576,486
Commitments and contingencies (Note 8)
Net assets
Common stock, par value	365	373
Additional paid-in capital	549,859	557,992
Accumulated undistributed (overdistributed) earnings	(51,350)	(43,496)
Total net assets	$498,874	$514,869

Shares of common stock outstanding ($0.01 par value, 100,000,000 shares authorized)	36,532,020	37,347,428
Net asset value per share	$13.66	$13.79

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment income
From non-control/non-affiliate investments:
Interest income	$30,490	$30,935	$60,599	$65,390
Payment-in-kind interest income	3,987	2,330	7,638	6,537
Dividend income	188	-	506	-
Fee income	314	187	543	807
From affiliate investments:
Interest income	-	600	646	1,199
Fee income	-	-	256	-
Other income	168	141	357	269
Total investment income	35,147	34,193	70,545	74,202

Operating expenses
Management fees	3,944	3,946	7,953	7,898
Incentive fees	3,523	3,649	7,452	8,317
Interest and other debt financing expenses	11,764	10,867	22,051	21,727
Professional fees	677	253	1,131	915
Administration agreement expenses	663	472	1,288	1,036
Insurance expense	161	209	316	417
Tax expense	140	-	250	2
Other expenses	327	206	557	635
Total operating expenses	21,199	19,602	40,998	40,947
Net investment income	13,948	14,591	29,547	33,255

Net realized and net change in unrealized gain (loss)
Net realized gain (loss):
Non-control/non-affiliate investments	(1,501)	-	(4,387)	-
Affiliate investments	-	-	8,943	-
Net realized gain (loss) on investments	(1,501)	-	4,556	-
Net realized gain (loss) on forward contracts and foreign currency transactions	(11)	-	(11)	-
Net realized gain (loss)	(1,512)	-	4,545	-

Net change in unrealized gain (loss):
Non-control/non-affiliate investments	5,595	(6,484)	(4,204)	(11,549)
Affiliate investments	-	305	(9,925)	(1,247)
Control investments	125	(121)	59	(121)
Net change in unrealized gain (loss) on investments	5,720	(6,300)	(14,070)	(12,917)
Net change in unrealized gain (loss) on forward contracts and foreign currency transactions	(1,359)	-	(1,359)	-
Net change in unrealized gain (loss)	4,361	(6,300)	(15,429)	(12,917)

Net realized and unrealized gain (loss)	2,849	(6,300)	(10,884)	(12,917)

Net increase (decrease) in net assets resulting from operations	$16,797	$8,291	$18,663	$20,338
Net investment income per common share (basic and diluted)	$0.38	$0.37	$0.79	$0.84
Net increase (decrease) in net assets resulting from operations per common share (basic and diluted)	$0.45	$0.21	$0.50	$0.51
Weighted average shares outstanding (basic and diluted)	37,103,061	39,180,767	37,224,569	39,786,511

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Statements of Changes in Net Assets

(Unaudited)

(In thousands, except share data)

	Common Stock			Additional	Accumulated Undistributed
For the Three Months Ended June 30, 2025	Outstanding Shares (1)	Par Value	Treasury Stock (2)	Paid-in Capital	(Overdistributed) earnings	Total Net Assets
Balances at March 31, 2025	37,347,428	$373	$-	$557,992	$(55,075)	$503,290
Net investment income	-	-	-	-	13,948	13,948
Net realized gain (loss)	-	-	-	-	(1,512)	(1,512)
Net change in unrealized gain (loss)	-	-	-	-	4,361	4,361
Repurchase of common stock	(815,408)	(8)	-	(8,133)	-	(8,141)
Dividends paid to stockholders	-	-	-	-	(13,072)	(13,072)
Shares retired	-	-	-	-	-	-
Tax reclassification	-	-	-	-	-	-
Balances at June 30, 2025	36,532,020	$365	$-	$549,859	$(51,350)	$498,874

	Common Stock			Additional	Accumulated Undistributed
For the Six Months Ended June 30, 2025	Outstanding Shares (1)	Par Value	Treasury Stock (2)	Paid-in Capital	(Overdistributed) earnings	Total Net Assets
Balances at December 31, 2024	37,347,428	$373	$-	$557,992	$(43,496)	$514,869
Net investment income	-	-	-	-	29,547	29,547
Net realized gain (loss)	-	-	-	-	4,545	4,545
Net change in unrealized gain (loss)	-	-	-	-	(15,429)	(15,429)
Repurchase of common stock	(815,408)	(8)	-	(8,133)	-	(8,141)
Dividends paid to stockholders	-	-	-	-	(26,517)	(26,517)
Balances at June 30, 2025	36,532,020	$365	$-	$549,859	$(51,350)	$498,874

	Common Stock			Additional	Accumulated Undistributed
For the Three Months Ended June 30, 2024	Outstanding Shares (1)	Par Value	Treasury Stock (2)	Paid-in Capital	(Overdistributed) earnings	Total Net Assets
Balances at March 31, 2024	39,622,162	$414	$(21,425)	$605,108	$(54,628)	$529,469
Net investment income	-	-	-	-	14,591	14,591
Net realized gain (loss)	-	-	-	-	-	-
Net change in unrealized gain (loss)	-	-	-	-	(6,300)	(6,300)
Acquisition of treasury stock (2)	(1,074,842)	-	(12,841)	-	-	(12,841)
Dividends paid to stockholders	-	-	-	-	(18,535)	(18,535)
Shares retired	(25)	-	-	-	-	-
Balances at June 30, 2024	38,547,295	$414	$(34,266)	$605,108	$(64,872)	$506,384

	Common Stock			Additional	Accumulated Undistributed
For the Six Months Ended June 30, 2024	Outstanding Shares (1)	Par Value	Treasury Stock (2)	Paid-in Capital	(Overdistributed) earnings	Total Net Assets
Balances at December 31, 2023	40,509,269	$414	$(10,816)	$605,110	$(47,637)	$547,071
Net investment income	-	-	-	-	33,255	33,255
Net realized gain (loss)	-	-	-	-	-	-
Net change in unrealized gain (loss)	-	-	-	-	(12,917)	(12,917)
Acquisition of treasury stock (2)	(1,961,938)	-	(23,450)	-	-	(23,450)
Dividends paid to stockholders	-	-	-	-	(37,575)	(37,575)
Shares retired	(36)	-	-	-	-	-
Tax reclassification	-	-	-	(2)	2	-
Balances at June 30, 2024	38,547,295	$414	$(34,266)	$605,108	$(64,872)	$506,384
(1)
Number of shares is shown net of cumulative share repurchases of 4,848,558 and 2,833,283 shares as of June 30, 2025 and June 30, 2024, respectively.
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

RUNWAY GROWTH FINANCE CORP.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net increase in net assets resulting from operations	$18,663	$20,338
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(54,039)	(100,025)
Payment-in-kind interest	(7,353)	(6,863)
Sales or repayments of investments	107,873	61,507
Sales or maturities of U.S. Treasury Bills	-	42,029
Payments for derivative contracts	(462)	-
Proceeds from derivative contracts	449	-
Net realized (gain) loss on investments	(4,556)	-
Net realized (gain) loss on forward contracts and foreign currency transactions	11	-
Net change in unrealized (gain) loss on investments	14,070	12,917
Net change in unrealized (gain) loss on forward contracts and foreign currency transactions	1,359	-
Amortization of fixed income premiums or accretion of discounts and end-of-term payments	(4,106)	(5,880)
Amortization of deferred financing costs	2,016	1,698
Changes in operating assets and liabilities:
(Increase) decrease in interest and fees receivable	(732)	2,509
(Increase) decrease in other assets	(850)	563
Increase (decrease) in incentive fees payable	385	1,365
Increase (decrease) in interest payable	447	246
Increase (decrease) in accrued expenses and other liabilities	90	(451)
Net cash provided by (used in) operating activities	73,265	29,953
Cash flows from financing activities
Payments of deferred financing costs	(3,400)	(88)
Borrowings under credit facility	103,000	107,000
Repayments under credit facility	(155,000)	(70,000)
Proceeds from 2028 Notes	107,000	-
Repayments of 2026 Notes	(70,000)	-
Repayments of 2027 Notes	(20,000)	-
Acquisition of treasury shares	-	(23,450)
Repurchase of common stock	(8,141)	-
Dividends paid to stockholders	(26,517)	(37,575)
Net cash (used in) provided by financing activities	(73,058)	(24,113)
Effect of foreign currency exchange rates	2	-
Net increase (decrease) in cash and cash equivalents	209	5,840
Cash and cash equivalents at beginning of period	5,751	2,970
Cash and cash equivalents at end of period	$5,960	$8,810
Supplemental and non-cash financing cash flow information:
Taxes paid	$390	$616
Interest paid	18,495	18,114

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited)

June 30, 2025

(In thousands, except share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Debt Investments
	Application Software
Airship Group, Inc.	Senior Secured	SOFR+3.75%, 9.08% floor, 3.00% PIK, 3.25% ETP	6/28/2024	6/15/2028	49,879	49,525	50,333	(10) (11) (12)
Blueshift Labs, Inc.	Senior Secured	SOFR+8.25% PIK, 11.25% floor, 1.50% ETP	12/19/2023	12/15/2028	26,784	26,576	27,021	(10) (11) (12)
Blueshift Labs, Inc.	Senior Secured	SOFR+8.25% PIK, 11.25% floor	12/12/2024	12/15/2028	515	515	954	(10) (12) (22)
CarNow, Inc.	Senior Secured	SOFR+7.25%, 11.75% floor, 1.60% ETP	3/22/2024	3/22/2029	20,000	18,019	18,396	(11) (12)
Piano Software, Inc.	Senior Secured	SOFR+7.25%, 11.25% floor, 1.50% ETP	12/31/2024	12/31/2029	43,000	42,086	41,723	(11) (12)
VTX Intermediate Holdings, Inc. (dba VertexOne)	Senior Secured	SOFR+7.00%, 8.00% floor, 1.00% PIK, 3.00% ETP	12/12/2024	9/24/2029	35,181	34,949	34,936	(10) (11) (12)
VTX Intermediate Holdings, Inc. (dba VertexOne)	Second Lien	FIXED 12.50% PIK, 31.05% ETP	12/12/2024	9/24/2029	6,229	5,982	6,068	(10) (11) (12)
Zinnia Corporate Holdings, LLC	Senior Secured	SOFR+8.00%, 10.00% floor	9/23/2024	9/21/2029	40,000	39,293	39,358	(12)
	Total Application Software - 43.86%*					216,945	218,789

	Commercial & Professional Services
Bombora, Inc.	Senior Secured	SOFR+4.75%, 6.75% floor, 3.25% PIK, 0.96% ETP	12/26/2023	1/15/2028	29,389	29,398	29,309	(10) (11) (12)
Elevate Services, Inc.	Senior Secured	SOFR+7.50%, 12.78% floor	7/10/2023	7/10/2027	39,000	38,176	39,245	(12)
FiscalNote, Inc.	Senior Secured	PRIME+5.00%, 9.00% floor, 1.00% PIK, 5.75% ETP	10/19/2020	7/15/2027	25,760	26,292	27,140	(10) (11) (12) (14)
Interactions Corporation	Senior Secured	SOFR+9.26%, 9.76% floor, 3.9375% ETP	6/24/2022	6/15/2027	40,000	40,561	40,323	(11) (12)
Swing Education, Inc.	Senior Secured	SOFR+7.00%, 10.80% floor, 3.50% ETP	6/27/2025	6/15/2029	8,000	7,862	7,662	(11) (12)
Swing Education, Inc. (Revolver)	Senior Secured	SOFR+6.65%, 10.45% floor	6/27/2025	6/1/2028	N/A	(199)	-	(12)
	Total Commercial & Professional Services - 28.80%*					142,090	143,679

	Consumer Staples Distribution & Retail
Marley Spoon SE	Senior Secured	SOFR+ 8.75% PIK, 9.51% floor, 1.00% ETP	6/30/2021	6/15/2027	41,982	42,062	32,745	(6) (9) (10) (11) (18)
Marley Spoon SE	Senior Secured	SOFR+ 8.75% PIK, 9.51% floor	2/28/2025	6/15/2027	2,796	2,796	2,181	(6) (9) (10) (18)
Marley Spoon SE	Senior Secured	SOFR+ 8.75% PIK, 9.51% floor	5/20/2025	9/30/2025	2,836	2,836	2,212	(6) (9) (10) (18)
	Total Consumer Staples Distribution & Retail - 7.44%*					47,694	37,138

	Financial Services
Autobooks, Inc.	Senior Secured	SOFR+7.50%, 11.77% floor, 2.75% ETP	5/5/2025	2/5/2028	27,000	26,310	26,307	(11) (12)
Hurricane Cleanco Limited	Senior Secured	FIXED 6.25%, 6.25% PIK	12/31/2024	11/22/2029	30,169	27,584	30,035	(5) (9) (10) (21)
Vesta Payment Solutions, Inc.	Senior Secured	SOFR+7.00%, 9.00% floor, 6.00% ETP	11/29/2022	11/15/2026	25,000	25,716	22,680	(11) (12)
	Total Financial Services - 15.84%*					79,610	79,022

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

June 30, 2025

(In thousands, except share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Debt Investments
	Health Care Equipment & Services
EBR Systems, Inc.	Senior Secured	PRIME+4.90%, 8.90% floor, 4.50% ETP	6/30/2022	6/15/2027	40,000	40,345	40,918	(11) (12) (16)
Mingle Healthcare Solutions, Inc.	Senior Secured	SOFR+9.75%, 12.26% floor, 10.50% ETP	8/15/2018	12/15/2026	4,127	4,757	2,399	(11) (26)
Moximed, Inc.	Senior Secured	PRIME+5.25%, 8.75% floor, 3.50% ETP	6/24/2022	7/1/2027	15,000	15,157	15,423	(11) (12)
Nalu Medical, Inc.	Senior Secured	PRIME+2.70%, 6.70% floor, 2.00% PIK, 4.50% ETP	10/12/2022	10/12/2027	21,115	21,378	22,332	(10) (11) (12)
Onward Medical, N.V.	Senior Secured	SOFR+6.50%, 10.75% floor, 2.50% ETP	6/28/2024	6/15/2028	17,088	16,780	16,975	(8) (9) (11) (12) (17)
Route 92 Medical, Inc.	Senior Secured	SOFR+7.00%, 9.00% floor, 3.95% ETP	3/31/2025	3/31/2029	35,000	34,204	34,689	(11) (12)
	Total Health Care Equipment & Services - 26.61%*					132,621	132,736

	Household & Personal Products
Madison Reed, Inc.	Senior Secured	PRIME+4.75%, 11.00% floor, 11.00% cash cap, 3.00% ETP	12/16/2022	12/16/2026	16,341	16,459	16,598	(10) (11) (12)
	Total Household & Personal Products - 3.33%*					16,459	16,598

	Insurance
Kin Insurance, Inc.	Senior Secured	PRIME+6.25%, 12.50% floor, 3.30% ETP	9/26/2022	9/15/2026	75,000	76,324	78,195	(11) (12)
	Total Insurance - 15.67%*					76,324	78,195

	Media & Entertainment
Skillshare, Inc.	Senior Secured	SOFR+6.50%, 10.72% floor, 3.00% ETP	11/8/2022	11/8/2026	20,400	20,673	20,400	(11) (12)
Snap! Mobile, Inc.	Senior Secured	SOFR+7.50%, 12.10% floor, 3.83% ETP	9/30/2024	9/30/2028	18,000	17,634	17,530	(11) (12)
	Total Media & Entertainment - 7.60%*					38,307	37,930

	Systems Software
3PL Central LLC (dba Extensiv)	Senior Secured	SOFR+7.00%, 9.00% floor, 5.00% ETP	11/9/2022	9/30/2025	72,290	74,577	70,254	(11) (12)
Circadence Corporation	Senior Secured	SOFR+9.50%, 12.26% floor, 7.50% ETP	12/20/2018	12/15/2025	23,252	24,602	20,232	(11)
Synack, Inc.	Senior Secured	SOFR+7.00%, 11.07% floor, 1.00% ETP	12/29/2023	12/29/2028	42,500	42,390	42,511	(11) (12)
	Total Systems Software - 26.66%*					141,569	132,997

	Technology Hardware & Equipment
Brivo, Inc.	Senior Secured	SOFR+7.25%, 11.29% floor, 2.53% ETP	12/27/2024	12/15/2029	40,000	39,804	40,187	(11) (12)
Dejero Labs Inc.	Second Lien	SOFR+8.00%, 8.50% floor, 2.00% PIK, 3.00% ETP	12/22/2021	12/22/2025	14,610	14,920	14,710	(7) (9) (10) (11) (12)
Linxup, LLC	Senior Secured	PRIME+3.25%, 11.75% floor, 2.25% ETP	11/3/2023	11/15/2027	30,000	29,913	30,502	(11) (12)
	Total Technology Hardware & Equipment - 17.12%*					84,637	85,399

Total Debt Investments - 192.93%*						976,256	962,483

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

June 30, 2025

(In thousands, except share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Equity Investments
	Application Software
Aria Systems, Inc.	Equity	Series G Preferred Stock	7/10/2018	N/A	289,419	250	311	(13)
VTX Holdings, LLC	Equity	Series C Preferred Units	12/12/2024	N/A	3,015,219	143	83	(13)
	Total Application Software - 0.08%*					393	394

	Commercial & Professional Services
FiscalNote, Inc.	Equity	Common Stock	10/19/2020	N/A	230,881	438	124	(13) (14) (19)
JobGet Holdings, Inc. (fka Snagajob, Inc.)	Equity	Series C-1 Preferred Stock	11/15/2024	N/A	476,564	39,275	29,028	(13) (27)
JobGet Holdings, Inc. (fka Snagajob, Inc.)	Equity	Series C-2 Preferred Stock	11/15/2024	N/A	16,963	-	-	(13) (27)
JobGet Holdings, Inc. (fka Snagajob, Inc.)	Equity	Convertible Note	6/24/2025	9/22/2025	1,000,000	1,000	1,000	(13) (28) (29)
	Total Commercial & Professional Services - 6.04%*					40,713	30,152

Consumer Staples Distribution & Retail
Marley Spoon SE	Equity	Common Stock	7/7/2023	N/A	46,004	410	14	(6) (9) (13) (18) (19) (21)
	Total Consumer Staples Distribution & Retail - 0.00%*					410	14

	Health Care Equipment & Services
CareCloud, Inc.	Equity	8.75% Series A Cumulative Redeemable Perpetual Preferred Stock	1/8/2020	N/A	462,064	12,132	9,977
	Total Health Care Equipment & Services - 2.00%*					12,132	9,977

	Media & Entertainment
Minute Media Inc.	Equity	Preferred Stock	12/13/2023	N/A	1,039	120	150	(5) (9) (13)
Minute Media Inc.	Equity	Common Stock	12/13/2023	N/A	136	16	18	(5) (9) (13)
	Total Media & Entertainment - 0.03%*					136	168

	Technology Hardware & Equipment
zSpace, Inc.	Equity	Common Stock	12/31/2020	N/A	81,046	1,119	264	(13) (15) (19)
	Total Technology Hardware & Equipment - 0.05%*					1,119	264

Total Equity Investments - 8.20%*						54,903	40,969

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

June 30, 2025

(In thousands, except share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants
	Application Software
3DNA Corp. (dba NationBuilder)	Warrants	Series C-1 Preferred Stock	12/28/2018	12/28/2028	273,164	104	-	(13)
Airship Group, Inc.	Warrants	Series F Preferred Stock	6/28/2024	6/28/2034	519,313	414	447	(13)
Aria Systems, Inc.	Warrants	Series G Preferred Stock	6/29/2018	6/29/2028	2,387,705	1,048	1,370	(13)
Blueshift Labs, Inc.	Warrants	Success fee	12/19/2023	N/A	N/A	167	449	(13) (20)
CarNow, Inc.	Warrants	Common Stock	3/22/2024	3/22/2034	200,000	2,400	2,766	(13)
INRIX, Inc.	Warrants	Common Stock	7/26/2019	7/26/2029	150,804	522	338	(13)
JWP Holdco LLC (fka Longtail Ad Solutions, Inc.)	Warrants	Common Units	12/12/2019	12/12/2029	167,827	47	-	(13)
Piano Software, Inc.	Warrants	Series D Preferred Stock	12/31/2024	12/31/2034	119,978	348	478	(13)
Predactiv, Inc. (fka Sharethis, Inc.)	Warrants	Series D-3 Preferred Stock	12/3/2018	12/3/2028	647,615	2,162	52	(13)
	Total Application Software - 1.18%*					7,212	5,900

	Commercial & Professional Services
AllClear ID, Inc.	Warrants	Common Stock	8/31/2017	8/31/2027	870,514	1,750	-	(13)
Bombora, Inc.	Warrants	Common Stock	3/31/2021	3/31/2031	121,581	174	119	(13)
Bombora, Inc.	Warrants	Common Stock	12/26/2023	12/26/2033	48,632	43	48	(13)
CloudPay, Inc.	Warrants	Series B Preferred Stock	6/30/2020	6/30/2030	11,273	218	1,224	(5) (9) (13)
CloudPay, Inc.	Warrants	Series D Preferred Stock	8/17/2021	8/17/2031	3,502	52	58	(5) (9) (13)
CloudPay, Inc.	Warrants	Series D Preferred Stock	9/26/2022	9/26/2032	5,252	176	106	(5) (9) (13)
Elevate Services, Inc.	Warrants	Series C Preferred Stock	7/10/2023	7/10/2033	248,997	447	396	(13)
Elevate Services, Inc.	Warrants	Series C Preferred Stock	7/17/2024	7/17/2034	236,550	377	376	(13)
FiscalNote, Inc.	Warrants	Earnout	7/29/2022	7/29/2027	N/A	127	1	(13) (14) (20)
Interactions Corporation	Warrants	Common Stock	6/24/2022	6/24/2032	189,408	219	8	(13)
JobGet Holdings, Inc. (fka Snagajob, Inc.)	Warrants	Series B-1 Preferred Stock	9/29/2021	9/29/2031	763,269	343	-	(13)
Swing Education, Inc.	Warrants	Series C Preferred Stock	6/27/2025	6/27/2035	196,160	19	19	(13)
	Total Commercial & Professional Services - 0.47%*					3,945	2,355

	Financial Services
Autobooks, Inc.	Warrants	Success Fee	5/5/2025	N/A	N/A	489	515	(13) (20)
Betterment Holdings, Inc.	Warrants	Common Stock	10/6/2023	10/6/2033	7,680	35	65	(13)
Betterment Holdings, Inc.	Warrants	Common Stock	10/6/2023	10/6/2033	9,818	40	76	(13)
Credit Sesame, Inc.	Warrants	Common Stock	1/7/2020	1/7/2030	191,601	425	367	(13)
	Total Financial Services - 0.21%*					989	1,023

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

June 30, 2025

(In thousands, except share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
	Health Care Equipment & Services
Allurion Technologies, Inc.	Warrants	Common Stock	3/30/2021	3/30/2031	5,320	282	-	(13) (14)
Allurion Technologies, Inc.	Warrants	Common Stock	6/14/2022	3/30/2031	1,851	141	-	(13) (14)
Allurion Technologies, Inc.	Warrants	Common Stock	9/15/2022	9/15/2032	1,850	144	-	(13) (14)
Allurion Technologies, Inc.	Warrants	Earnout	8/2/2023	8/1/2028	N/A	-	-	(13) (14) (20)
EBR Systems, Inc.	Warrants	Success fee	6/30/2022	6/30/2032	N/A	605	604	(13) (16) (20)
Mingle Healthcare Solutions, Inc.	Warrants	Series CC Preferred Stock	8/15/2018	8/15/2028	1,770,973	492	-	(13)
Moximed, Inc.	Warrants	Series C Preferred Stock	6/24/2022	6/24/2032	214,285	175	19	(13)
Nalu Medical, Inc.	Warrants	Series D-2 Preferred Stock	10/12/2022	10/12/2032	91,717	173	67	(13)
Onward Medical, N.V.	Warrants	Common Stock	6/28/2024	9/26/2034	165,338	340	362	(8) (9) (13) (17) (21)
Route 92 Medical, Inc.	Warrants	Success fee	3/31/2025	3/31/2035	N/A	833	829	(13) (20)
SetPoint Medical Corporation	Warrants	Series B Preferred Stock	6/29/2021	6/29/2031	400,000	14	198	(13)
SetPoint Medical Corporation	Warrants	Series B Preferred Stock	12/29/2022	12/29/2032	600,000	74	298	(13)
VERO Biotech LLC	Warrants	Success fee	12/29/2020	12/29/2025	N/A	377	74	(13) (20)
	Total Health Care Equipment & Services - 0.49%*					3,650	2,451

	Household & Personal Products
Madison Reed, Inc.	Warrants	Success fee	12/16/2022	N/A	N/A	209	169	(13) (20)
	Total Household & Personal Products - 0.03%*					209	169

	Insurance
Kin Insurance, Inc.	Warrants	Series D-3 Preferred Stock	9/26/2022	9/26/2032	62,364	426	316	(13)
	Total Insurance - 0.06%*					426	316

	Media & Entertainment
Skillshare, Inc.	Warrants	Success fee	11/8/2022	N/A	N/A	301	335	(13) (20)
Snap! Mobile, Inc.	Warrants	Series B Preferred Stock	9/30/2024	9/30/2034	19,140	345	338	(13)
	Total Media & Entertainment - 0.14%*					646	673

	Pharmaceuticals, Biotechnology & Life Sciences
Mustang Bio, Inc.	Warrants	Common Stock	3/4/2022	3/4/2032	997	315	-	(13) (15)
	Total Pharmaceuticals, Biotechnology & Life Sciences - 0.00%*					315	-

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

June 30, 2025

(In thousands, except share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants
	Systems Software
Circadence Corporation	Warrants	Series A-6 Preferred Stock	12/20/2018	12/20/2028	1,538,462	3,630	1	(13)
Circadence Corporation	Warrants	Series A-6 Preferred Stock	10/31/2019	10/31/2029	384,615	846	-	(13)
Circadence Corporation	Warrants	Success fee	12/21/2023	N/A	N/A	304	447	(13) (20)
Scale Computing, Inc.	Warrants	Common Stock	3/29/2019	3/29/2029	9,665,667	346	-	(13)
Synack, Inc.	Warrants	Common Stock	12/29/2023	6/30/2032	124,215	158	183	(13)
	Total Systems Software - 0.13%*					5,284	631

	Technology Hardware & Equipment
Brivo, Inc.	Warrants	Series A-2 Preferred Stock	10/20/2022	10/20/2032	201,000	98	305	(13)
Brivo, Inc.	Warrants	Series A-2 Preferred Stock	12/27/2024	12/27/2034	32,109	43	49	(13)
Dejero Labs Inc.	Warrants	Common Stock	5/31/2019	5/31/2029	333,621	192	136	(7) (9) (13)
Linxup, LLC	Warrants	Success fee	11/3/2023	11/3/2033	N/A	253	247	(13) (20)
RealWear, Inc.	Warrants	Series A-1 Preferred Stock	10/5/2018	10/5/2028	73,746	89	149	(13)
RealWear, Inc.	Warrants	Common Stock	10/5/2018	10/5/2028	38,705	47	1	(13)
RealWear, Inc.	Warrants	Series A-1 Preferred Stock	12/28/2018	12/28/2028	14,749	16	30	(13)
RealWear, Inc.	Warrants	Common Stock	12/28/2018	12/28/2028	7,742	9	-	(13)
RealWear, Inc.	Warrants	Series A-1 Preferred Stock	6/27/2019	6/27/2029	81,251	250	64	(13)
RealWear, Inc.	Warrants	Common Stock	6/27/2019	6/27/2029	42,643	131	1	(13)
	Total Technology Hardware & Equipment - 0.20%*					1,128	982

Total Warrants - 2.91%*						23,804	14,500

Total Non-Control/Non-Affiliate Investments - 204.04%*						1,054,963	1,017,952

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

June 30, 2025

(In thousands, except share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Affiliate Investments								(24)
Equity Investments
	Application Software
Coginiti Corp	Equity	Common Stock	3/9/2020	N/A	1,040,160	4,551	-	(13)
	Total Application Software - 0.00%*					4,551	-

Total Equity Investments - 0.00%*						4,551	-

Warrants
	Application Software
Coginiti Corp	Warrants	Common Stock	3/9/2020	3/9/2030	811,770	-	-	(13)
	Total Application Software - 0.00%*					-	-

Total Warrants - 0.00%*						-	-

Total Affiliate Investments - 0.00%*						4,551	-

Control Investments								(25)
Equity Investments
	Commercial & Professional Services
Pivot3, Inc.	Equity	100% Equity Interest	12/31/2023	N/A	N/A	950	995	(23)
	Total Commercial & Professional Services - 0.20%*					950	995

	Multi-Sector Holdings
Runway-Cadma I LLC	Equity	50% Equity Interest	3/6/2024	N/A	N/A	5,600	6,004	(9)
	Total Multi-Sector Holdings - 1.20%*					5,600	6,004

Total Equity Investments - 1.40%*						6,550	6,999

Total Control Investments - 1.40%*						6,550	6,999

Total Investments - 205.44%*						$1,066,064	$1,024,951

Foreign Currency Forward Contracts

Foreign Currency	Counterparty	Maturity Date	Notional Amount to be Sold (£)	Notional Amount to be Purchased ($)	Unrealized Gain (Loss) ($)
Great British Pound (GBP)	Canadian Imperial Bank of Commerce	9/8/2025	351	462	(20)
Great British Pound (GBP)	Canadian Imperial Bank of Commerce	12/8/2025	384	505	(22)
Great British Pound (GBP)	Canadian Imperial Bank of Commerce	5/14/2026	21,964	28,873	(1,317)
Total					$(1,359)

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

June 30, 2025

(1)

Disclosures of interest rates on notes include cash interest rates and payment-in-kind ("PIK") interest rates, as applicable. Unless otherwise indicated, all of the Company's variable interest debt instruments bear interest at a rate determined by reference to the U.S. Prime Rate ("PRIME") or the 1-month or 3-month Secured Overnight Financing Rate ("SOFR"). At June 30, 2025, the U.S. PRIME Rate was 7.50%, the 1-Month SOFR was 4.32%, and the 3-Month SOFR was 4.29%.

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

(3)	Investments are held at Fair Value net of the Fair Value of Unfunded Commitments. Refer to "Note 8 – Commitments and Contingencies" for additional detail.
(4)	All portfolio companies are domiciled in the United States, unless otherwise noted.
(5)	Portfolio company is domiciled in the United Kingdom. Fair value of United Kingdom domiciled investments represents 6.33% of net assets.
(6)	Portfolio company is domiciled in Germany. Fair value of German domiciled investments represents 7.45% of net assets.
(7)	Portfolio company is domiciled in Canada. Fair value of Canadian domiciled investments represents 2.98% of net assets.
(8)	Portfolio company is domiciled in the Netherlands. Fair value of Dutch domiciled investments represents 3.48% of net assets.
(9)

Investment is not a qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. The fair value of non-qualifying assets represents 12.88% of total assets as of June 30, 2025. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying assets until such time as it complies with the requirements of Section 55(a).

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

(25)	Control portfolio company, as defined under the 1940 Act, in which the Company owns more than 25% of the investment’s voting securities or has greater than 50% representation on its board.
(26)	Investment is on non-accrual status as of June 30, 2025 and is therefore considered non-income producing.
(27)	JobGet Holdings, Inc. (fka Snagajob.com, Inc.) has the right of first refusal on sale of preferred stock.
(28)	JobGet Holdings, Inc. (fka Snagajob.com, Inc.) convertible note may not be assigned or transferred, unless it meets the criteria of a permitted transfer.
(29)	Convertible notes represent investments that are redeemable by the Company upon the occurrence of contingent events. There are no principal or interest payments to be made against the notes.
*	Fair value as a percentage of net assets.

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

(3)	Investments are held at Fair Value net of the Fair Value of Unfunded Commitments. Refer to "Note 8 – Commitments and Contingencies" for additional detail.
(4)	All portfolio companies are domiciled in the United States, unless otherwise noted.
(5)	Portfolio company is domiciled in the United Kingdom. Fair value of United Kingdom domiciled investments represents 5.51% of net assets.
(6)	Portfolio company is domiciled in Germany. Fair value of German domiciled investments represents 6.64% of net assets.
(7)	Portfolio company is domiciled in Canada. Fair value of Canadian domiciled investments represents 2.83% of net assets.
(8)	Portfolio company is domiciled in the Netherlands. Fair value of Dutch domiciled investments represents 3.34% of net assets.
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

In the opinion of management, all adjustments, all of which were of a normal recurring nature, considered necessary for the fair presentation of financial statements for the interim period have been included. The results of operations for the current interim period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2025. The interim unaudited consolidated financial statements and notes hereto should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K, as modified by the Company's annual report on Form 10-K/A, for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the "SEC") on March 20, 2025 and March 27, 2025, respectively.

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

The Company’s consolidated operations include the activities of its wholly owned subsidiary, P3 Holdco LLC ("P3 Holdco"). P3 Holdco serves to facilitate the Company’s investment in Pivot3, Inc. ("Pivot3"). As a result, the Company consolidates the financial results of P3 Holdco in its consolidated financial statements in accordance with ASC 946 and treats its indirect investment in Pivot3 as a portfolio investment held at fair value. All intercompany balances and transactions have been eliminated. The Company has determined that Runway-Cadma I LLC (the "JV") is an investment company under ASC Topic 946. However, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary, which is an extension of the operations of the Company, or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its interest in the JV as it is not a substantially wholly owned investment company subsidiary of the Company. In addition, the JV is not an operating company and the Company does not control the JV due to the allocation of voting rights among the JV members. As a result, the JV is accounted for as a portfolio investment of the Company held at fair value and not included as a consolidated subsidiary in the Company's financial statements. Refer to the Consolidated Schedule of Investments for the Company’s equity interest in Pivot3 and the JV as of June 30, 2025 and December 31, 2024.

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

Cash and Cash Equivalents

Cash consists solely of funds deposited with financial institutions, while cash equivalents consist of short-term liquid investments in money market funds. Cash and cash equivalents are carried at cost, which approximates fair value. As of June 30, 2025 and December 31, 2024, $5.5 million and $4.0 million was invested in money market funds, respectively. Dividends earned from money market funds are recorded in "Other income" on the Consolidated Statements of Operations. The Company may hold foreign cash from time to time as a result of transactions related to investments denominated in foreign currencies. Foreign cash includes the value of foreign currencies held and translated using the prevailing foreign exchange rates on the reporting date. Temporary fluctuations in any foreign currency held on the balance sheet date are recorded in "Net change in unrealized gain (loss) on forward contracts and foreign currency transactions" on the Consolidated Statements of Operations. Any realized gains or losses recognized upon foreign currency translated into local currency are recorded in "Net realized gain (loss) on forward contracts and foreign currency transactions" on the Consolidated Statements of Operations.

Investments Denominated in Foreign Currency

At each balance sheet date, portfolio company investments denominated in foreign currencies and any related receivables are translated into U.S. dollars using the spot exchange rate on the last business day of the period. Purchases and sales of foreign portfolio company investments, and any income from such investments, are translated into U.S. dollars using the rates of exchange prevailing on the respective dates of such transactions. As of June 30, 2025 and December 31, 2024, the Company held two investments denominated in British pound sterling, and one investment denominated in Euros. Refer to the Consolidated Schedule of Investments and respective footnotes to the Consolidated Schedule of Investments for more details on the portfolio company investments held in foreign currencies as of June 30, 2025 and December 31, 2024.

Although the fair values of foreign portfolio company investments and the fluctuation in such fair values are translated into U.S. dollars using the applicable foreign exchange rates described above, the Company does not distinguish the portion of the change in fair value resulting from foreign currency exchange rate fluctuations from the change in fair value of the underlying investment. All fluctuations in fair value are included in "Net change in unrealized gain (loss) on non-control/non-affiliate investments" on the Consolidated Statements of Operations. Any realized gains or losses upon settlement of investments and related receivables denominated in foreign currency are recorded in "Net realized gain (loss) on forward contracts and foreign currency transactions" on the Consolidated Statements of Operations.

The Company may also enter into foreign currency forward contracts to mitigate its exposure to foreign currency fluctuations associated with certain investments denominated in foreign currencies. These contracts are recognized as derivative instruments and measured at fair value in accordance with ASC Topic 815, Derivatives and Hedging ("ASC 815"), and are recorded as "Foreign currency forward contracts" on the Consolidated Statements of Assets and Liabilities. Changes in fair value are recorded in "Net change in unrealized gain (loss) on forward contracts and foreign currency transactions" on the Consolidated Statements of Operations. The payments and proceeds from derivative contracts are included in "Payments for derivative contracts" and "Proceeds from derivative contracts", respectively, on the Consolidated Statements of Cash Flows. The net cash flows realized on settlement of derivatives are included in "Net realized (gain) loss on forward contracts and foreign currency transactions" on the Consolidated Statements of Operations and Consolidated Statements of Cash Flows. Refer to "Note 4 – Investments" for more information regarding the foreign currency forward contracts.

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

The Company currently holds, and expects to hold in the future, some investments in its portfolio with payment-in-kind ("PIK") interest provisions. PIK interest is computed at the contractual rate specified in each loan agreement and is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. The actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount of income the Company is required to distribute to stockholders to maintain its qualification as a RIC for U.S. federal income tax purposes. For the three and six months ended June 30, 2025, 11.3% and 10.8%, respectively, of the Company’s total investment income was attributable to non-cash PIK interest. For the three and six months ended June 30, 2024, 6.8% and 8.8%, respectively, of the Company’s total investment income was attributable to non-cash PIK interest.

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

The following table summarizes the cost, fair value, and types of income not recorded in "Interest income" on the Consolidated Statements of Operations related to senior secured term loans on non-accrual status as of June 30, 2025 and December 31, 2024 (in thousands):

	Date of Non-Accrual	Forgone Interest Income	Forgone Accretion of OID and ETP	Total Forgone Income	Cost Basis	Fair Value	Fair Value as a % of Total Portfolio
As of June 30, 2025
Investment
Mingle Healthcare Solutions, Inc.	1/1/2024	$1,013	$-	$1,013	$4,757	$2,399	0.23%
Total		$1,013	$-	$1,013	$4,757	$2,399	0.23%

As of December 31, 2024
Investment
JobGet Holdings, Inc. (fka Snagajob.com, Inc.)	3/31/2024	$4,243	$283	$4,526	$3,774	$3,431	0.32%
Mingle Healthcare Solutions, Inc.	1/1/2024	687	-	687	4,952	2,148	0.20
Total		$4,930	$283	$5,213	$8,726	$5,579	0.52%

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

Warrants

Fair value of warrants is primarily determined using a Black Scholes option-pricing model. Privately held warrants and equity-related securities are valued based on an analysis of various factors including, but not limited to, the following:

•
Underlying enterprise value of the issuer is estimated based on information available, including any information regarding the most recent rounds of issuer funding. Valuation techniques to determine enterprise value include market multiple approaches, income approaches or approaches that utilize recent rounds of financing and the portfolio company’s capital structure to determine enterprise value. Valuation techniques are also utilized to allocate the enterprise fair value of a portfolio company to the specific class of common or preferred stock/units exercisable in the warrant. Such techniques take into account the rights and preferences of the portfolio company’s securities, expected exit scenarios, and volatility associated with such outcomes to allocate the fair value to the specific class of stock held in the portfolio. Such techniques include Option Pricing Models, or "OPM," including back-solve techniques, Probability Weighted Expected Return Models, or "PWERM," and other techniques as determined to be appropriate.
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

Under certain circumstances, the Company may use an alternative technique to value warrants that better reflect the warrants’ fair value, such as the Current Value Method and other techniques as determined to be appropriate. This may an expected settlement of a warrant in the near term, a model that incorporates a put feature associated with the warrant, the price paid or realized in a recently completed transaction or binding offer received in an arms-length transaction, a waterfall approach, or a model based on the redemption value of a warrant. The Current Value Method estimates the value of the warrant based on the current redemption value or the current liquidation value, taking into account the concluded enterprise value and the rights and preferences of all the debt and equity securities that make up a company’s capitalization.

Foreign Currency Forward Contracts

In accordance with ASC 820, the Company measures these derivatives at fair value on a recurring basis using a market approach. The valuation technique relies on observable market inputs, including spot and forward exchange rates. The fair values are obtained through model-based pricing using inputs that are corroborated by market data and are classified as Level 2 within the fair value hierarchy.

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

Under certain circumstances, the Company may use an alternative technique to value equity investments that better reflect the security’s fair value, such as the Current Value Method and other techniques as determined to be appropriate. This may include an expected settlement of a security in the near term, a model that incorporates a put feature associated with the security, the price paid or realized in a recently completed transaction or binding offer received in an arms-length transaction, a waterfall approach, or a model based on the redemption value of a security. The Current Value Method concludes the value of the security based on the current redemption value or the current liquidation value, taking into account the concluded enterprise value and the rights and preferences of all the debt and equity securities that make up a company’s capitalization.

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

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted-average number of common shares outstanding for the period presented. For the three and six months ended June 30, 2025 and 2024, basic and diluted earnings (loss) per share of common stock were the same because there were no potentially dilutive securities outstanding. Per share data is based on the weighted-average shares outstanding.

Comprehensive Income

The Company reports all changes in comprehensive income in the Consolidated Statements of Operations. The Company did not have any other comprehensive income during the three and six months ended June 30, 2025 and 2024. The Company’s comprehensive income is equal to its "Net increase (decrease) in net assets resulting from operations" on the Consolidated Statements of Operations.

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

For the three and six months ended June 30, 2025, RGC earned base management fees at a rate of 1.50% per annum, amounting to $3.9 million and $8.0 million, respectively. For the three and six months ended June 30, 2024, RGC earned base management fees at a rate of 1.50% per annum, amounting to $3.9 million and $7.9 million, respectively. As the Company pays management fees at the beginning of each quarter, there were no management fees payable as of June 30, 2025 and December 31, 2024.

Incentive Fee

The incentive fee, which provides RGC with a share of the income that RGC generates for the Company, consists of an investment-income component and a capital-gains component, which are largely independent of each other, with the result that one component may be payable even if the other is not.

Under the investment-income component (the "Income Incentive Fee"), the Company pays RGC each quarter an incentive fee with respect to the Company’s pre-incentive fee net investment income ("Pre-Incentive Fee NII"). The Income Incentive Fee is calculated and payable quarterly in arrears based on the Pre-Incentive Fee NII for the immediately preceding fiscal quarter. Payments based on Pre-Incentive Fee NII will be based on the Pre-Incentive Fee NII earned for the quarter. For this purpose, Pre-Incentive Fee NII means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial and consulting fees or other fees that the Company receives from portfolio companies) accrued by the Company during the fiscal quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the amended and restated administration agreement with the Administrator, and any dividends paid on any issued and outstanding preferred stock/units, but excluding the incentive fee). Pre-Incentive Fee NII includes, in the case of investments with a deferred interest feature (such as OID and ETP accretion, debt instruments with PIK interest and zero coupon securities), accrued income the Company has not yet received in cash; provided, however, that the portion of the Income Incentive Fee attributable to deferred interest features will be paid, only if and to the extent received in cash, and any accrual thereof will be reversed if and to the extent such interest is reversed in connection with any write off or similar treatment of the investment giving rise to any deferred interest accrual, applied in each case in the order such interest was accrued. Such subsequent payments in respect of previously accrued income will not reduce the amounts payable for any quarter pursuant to the calculation of the Income Incentive Fee described above. Pre-Incentive Fee NII does not include any realized or unrealized capital gains (losses).

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

For the three and six months ended June 30, 2025, RGC earned incentive fees of $3.5 million and $7.5 million, respectively; of which $2.3 million and $5.4 million were payable in cash, respectively, and $1.2 million and $2.1 million was accrued and generated from deferred interest, respectively. For the three and six months ended June 30, 2024, RGC earned incentive fees of $3.6 million and $8.3 million, respectively, of which $2.9 million and $6.5 million was payable in cash, respectively, and $0.7 million and $1.8 million was accrued and generated from deferred interest, respectively. All incentive fees accrued and generated from deferred interest (i.e., PIK and certain ETP accretion) are not payable until receipt of associated cash by the Company, at which time the incentive fees are recategorized from deferred incentive fees payable to cash incentive fees payable. All figures presented for the three and six months ended June 30, 2025 and 2024 are net of such recategorizations during the respective period.

As of June 30, 2025, $2.3 million were payable in cash, and $12.2 million were deferred incentive fees payable, both of which are included in "Incentive fees payable" on the Statements of Assets and Liabilities. As of December 31, 2024, $4.0 million of incentive fees payable were payable in cash, and $10.1 million were deferred incentive fees payable, both of which are included in "Incentive fees payable" on the Consolidated Statements of Assets and Liabilities.

The capital gains incentive fee consists of fees related to realized gains and losses and unrealized capital losses. As of each of June 30, 2025 and December 31, 2024, there was no capital gains incentive fee accrued, earned or payable to RGC under the Advisory Agreement.

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

For the three months ended June 30, 2025, the Company incurred $0.7 million of Administration Agreement expenses, of which $0.2 million was payable to a third-party administrator and $0.5 million was overhead allocation expense. For the three months ended June 30, 2024, the Company incurred $0.5 million of Administration Agreement expenses, of which $0.2 million was payable to a third-party administrator and $0.3 million was overhead allocation expense. All Administration Agreement expenses are recorded as "Administration Agreement expenses" on the Consolidated Statements of Operations for the three months ended June 30, 2025 and 2024.

For the six months ended June 30, 2025, the Company incurred $1.3 million of Administration Agreement expenses, of which $0.4 million was payable to a third-party administrator and $0.9 million was overhead allocation expense. For the six months ended June 30, 2024, the Company incurred $1.0 million of Administration Agreement expenses, of which $0.4 million was payable to a third-party administrator and $0.6 million was overhead allocation expense. All Administration Agreement expenses are recorded as "Administration Agreement expenses" on the Consolidated Statements of Operations for the six months ended June 30, 2025 and 2024.

As of June 30, 2025, the Company had accrued a net payable to the Administrator of $0.7 million and a payable to the third-party administrator of $0.3 million As of December 31, 2024, the Company had accrued a net payable to the Administrator of $0.3 million and a payable to the third-party administrator of $0.2 million. All payables related to the Administration Agreement are recorded within "Accrued expenses and other liabilities" on the Consolidated Statements of Assets and Liabilities.

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

Runway-Cadma I LLC

In March 2024, the Company entered into a joint venture agreement with Cadma to create and co-manage Runway-Cadma I LLC, also referred to as the JV. The JV entered into a senior secured revolving credit facility with Apollo Capital Management, L.P ("Apollo Credit Facility"), which provided the JV with a $40.0 million commitment, subject to borrowing base requirements. The Apollo Credit Facility is non-recourse to the Company and bears interest at three-month SOFR plus 4.15%. As of June 30, 2025, the JV has not drawn on the available commitment in the Apollo Credit Facility.

During the three and six months ended June 30, 2025, there were no additional contributions of equity capital to the JV by the Company or Cadma. As of June 30, 2025, the Company's unfunded commitment to the JV was $29.4 million, and the Company had $6.1 thousand in receivables from the JV related to shared expenses as of June 30, 2025. As of December 31, 2024, the Company's unfunded commitment to the JV was $29.4 million, and there were no receivables or payables between the Company and the JV as of December 31, 2024.

As of June 30, 2025 and December 31, 2024, the fair value of the Company's equity interest in the JV was $6.0 million and $5.7 million, respectively. As of June 30, 2025 and December 31, 2024, the JV had the following contributed capital and unfunded commitments from its members (in thousands):

	As of June 30, 2025	As of December 31, 2024
Total contributed capital by Runway Growth Finance Corp.	$5,600	$5,600
Total contributed capital by all members	11,200	11,200
Total unfunded commitments by Runway Growth Finance Corp.	29,400	29,400
Total unfunded commitments by all members	58,800	58,800

On August 14, 2024, the Company assigned: (i) $10.0 million of its debt investment in Airship Group, Inc. and (ii) 107,296 warrants for shares of its Series F Preferred Stock of Airship Group, Inc., to the JV, for an aggregate purchase price of $9.9 million, net of upfront fees. In accordance with ACS 860, this transaction met the criteria for a sale. As of June 30, 2025, the JV had one debt investment with a fair value of $10.4 million and one equity investment with a fair value of $0.1 million. As of December 31, 2024, the JV had one debt investment with a fair value of $10.2 million and one equity investment with a fair value of $0.1 million.

Relationship with Oaktree Capital Management and OCM Growth Holdings

In December 2016, the Company and RGC entered into a strategic relationship with Oaktree Capital Management, L.P ("Oaktree"). In connection with the relationship, OCM Growth Holdings ("OCM Growth"), an affiliate of Oaktree, purchased an aggregate of 14,571,334 shares of the Company's common stock for an aggregate purchase price of $219.3 million in the Company's initial private offering and second private offering. As of June 30, 2025, OCM Growth owned 9,779,668 shares of the Company's common stock, or 26.8% of the Company's outstanding shares.

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

The Company’s affiliate and control investments as of June 30, 2025, along with the transactions during the six months ended June 30, 2025, are as follows (in thousands):

		For the Six Months Ended June 30, 2025
Portfolio Company	Investment Description	Investment Income Earned 2025	Fair Value as of December 31, 2024	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Gain (Loss)	Fair Value as of June 30, 2025(3)
Affiliate Investments
Debt Investments
Gynesonics, Inc. - Senior Secured	SOFR+8.75%, 8.00% ceiling, 5.00% ETP, due 11/30/2026	$902	$27,217	$-	$(26,235)	$-	$(982)	$-
Total Debt Investments		902	27,217	-	(26,235)	-	(982)	-

Equity Investments
Coginiti Corp	Common Stock	-	-	-	-	-	-	-
Gynesonics, Inc.	Series A-2 Preferred Stock	-	25,000	-	(25,000)	-	-	-
	Series A-1 Preferred Stock	-	12,355	-	(12,355)	9,255	(9,255)	-
Total Equity Investments		-	37,355	-	(37,355)	9,255	(9,255)	-

Warrants
Coginiti Corp	Common Stock	-	-	-	-	-	-	-
Gynesonics, Inc.	Success fee	-	-	-	-	(312)	312	-
Total Warrants		-	-	-	-	(312)	312	-
Total Affiliate Investments		$902	$64,572	$-	$(63,590)	$8,943	$(9,925)	$-

Control Investments
Equity Investments
Pivot3, Inc.	100% Equity Interest	-	1,198	-	-	-	(203)	995
Runway-Cadma I LLC	50% Equity Interest	-	5,742	-	-	-	262	6,004
Total Equity Investments		-	6,940	-	-	-	59	6,999
Total Control Investments		$-	$6,940	$-	$-	$-	$59	$6,999

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
(3)
All affiliate and control investments, which as of June 30, 2025, represented 1.40% of the Company’s net assets, may be deemed to be restricted securities under the Securities Act, and were valued at fair value as determined in good faith by the Company’s Board of Directors.

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

Portfolio Composition

The following table shows the fair value of the Company's portfolio of investments by geographic region as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025		December 31, 2024
Geographic Region	Investments at Fair Value	Percentage of Net Assets	Investments at Fair Value	Percentage of Net Assets
United States
Western United States	$365,521	73.26%	$431,567	83.83%
Northeastern United States	240,694	48.24	264,780	51.43
Midwestern United States	175,440	35.16	146,963	28.54
Northwestern United States	74,043	14.84	72,414	14.06
South Central United States	41,087	8.24	40,136	7.80
Southeastern United States	21,236	4.26	20,932	4.07
Runway-Cadma I LLC(1)	6,004	1.20	5,742	1.12
Total United States	924,025	185.20	982,534	190.85

Germany	37,152	7.45	34,163	6.64
United Kingdom	31,592	6.33	28,360	5.51
Netherlands	17,337	3.48	17,203	3.34
Canada	14,845	2.98	14,580	2.83
Total	$1,024,951	205.44%	$1,076,840	209.17%
(1)
Runway-Cadma I LLC is a joint venture between the Company and Cadma. This entity invests in secured loans to growth-stage companies that have been originated by the Company. See "Note 2 – Summary of Significant Accounting Policies" for further discussion.

Effective June 30, 2025, the Company transitioned from an internal industry classification system to the Global Industry Classification Standard ("GICS"). The following table shows the fair value of the Company's portfolio of investments by GICS industry as of June 30, 2025 (in thousands):

	June 30, 2025
Industry	Investments at Fair Value	Percentage of Net Assets
Application Software	$225,083	45.12%
Commercial & Professional Services	177,181	35.51
Health Care Equipment & Services	145,164	29.10
Systems Software	133,628	26.79
Technology Hardware & Equipment	86,645	17.37
Financial Services	80,045	16.05
Insurance	78,511	15.73
Media & Entertainment	38,771	7.77
Consumer Staples Distribution & Retail	37,152	7.44
Household & Personal Products	16,767	3.36
Multi-Sector Holdings(1)	6,004	1.20
Total	$1,024,951	205.44%
(1)
Multi-Sector Holdings consists of the Company's investment in Runway-Cadma I LLC, a joint venture between the Company and Cadma. This entity invests in secured loans to growth-stage companies that have been originated by the Company. See "Note 2 – Summary of Significant Accounting Policies" for further discussion.

The following table shows the fair value of the Company's portfolio of investments by industry as of December 31, 2024 (in thousands):

	December 31, 2024
Industry	Investments at Fair Value	Percentage of Net Assets
Application Software	$233,431	45.35%
Healthcare Technology	218,688	42.48
Internet Software and Services	160,104	31.10
Data Processing & Outsourced Services	116,720	22.67
System Software	114,650	22.26
Property & Casualty Insurance	76,911	14.94
Internet & Direct Marketing Retail	50,729	9.86
Human Resource & Employment Services	40,560	7.88
Electronic Equipment & Instruments	40,354	7.84
Healthcare Equipment	15,382	2.98
Multi-Sector Holdings(1)	5,742	1.12
Technology Hardware, Storage & Peripherals	2,910	0.56
Specialized Consumer Services	365	0.07
Advertising	152	0.03
Asset Management & Custody Banks	138	0.03
Biotechnology	4	-
Total	$1,076,840	209.17%
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

For the three months ended June 30, 2025, the Company had no realized gains or losses from its investments in warrants. For the six months ended June 30, 2025, the company had a net realized loss of $1.3 million from its investments in warrants. For the three and six months ended June 30, 2025, the Company had a net change in unrealized gain of $0.1 million and $0.9 million, respectively, from its investments in warrants. For the three and six months ended June 30, 2024, the Company had no realized gains or losses and a net change in unrealized loss of $0.5 million and $0.8 million, respectively, from its investments in warrants. Realized gains and losses from warrants are included in the respective control, affiliate, or non-control/non-affiliate "Net realized gain (loss)" on the Consolidated Statements of Operations. Unrealized gains and losses from investments in warrants are included in the respective control, affiliate, or non-control/non-affiliate "Net change in unrealized gain (loss)" on the Consolidated Statements of Operations.

The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company's investments denominated in foreign currencies and related interest income. Derivative contracts entered into by the Company are not designated as hedging instruments. Unrealized gain (loss) from the Company's foreign currency forward contracts are recorded within "Net change in unrealized gain (loss) on forward contracts and foreign currency transactions" on the Consolidated Statements of Operations. Realized gain (loss) from the Company's foreign currency forward contracts are recorded within "Net realized gain (loss) on forward contracts and foreign currency transactions" on the Consolidated Statements of Operations.

The following table shows the Company's outstanding foreign currency forward contracts as of June 30, 2025 (in thousands):

Foreign Currency	Counterparty	Maturity Date	Notional Amount to be Sold (£)	Notional Amount to be Purchased ($)	Unrealized Gain (Loss) ($)
Great British Pound (GBP)	Canadian Imperial Bank of Commerce	9/8/2025	351	462	(20)
Great British Pound (GBP)	Canadian Imperial Bank of Commerce	12/8/2025	384	505	(22)
Great British Pound (GBP)	Canadian Imperial Bank of Commerce	5/14/2026	21,964	28,873	(1,317)
Total					$(1,359)

There were no foreign currency forward contracts as of December 31, 2024.

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by either party. The Company’s unrealized loss on derivative instruments is reported as "Foreign currency forward contracts" on the Consolidated Statements of Assets and Liabilities. The following table presents the Company’s liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of June 30, 2025:

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged	Cash Collateral Pledged	Net Amount of Derivative Liabilities (1)
Canadian Imperial Bank of Commerce	$(1,359)	$-	$-	$-	$(1,359)
Total	$(1,359)	$-	$-	$-	$(1,359)
(1)
Net amount of derivative liabilities represents the net amount due from the Company to the counterparty.

There were no liabilities related to derivatives available for offset as of December 31, 2024.

Note 5 – Fair Value of Financial Instruments

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC 820. Refer to "Note 2  –  Summary of Significant Accounting Policies" for a discussion of the Company’s policies.

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of June 30, 2025 and December 31, 2024 (in thousands):

	Level 1	Level 2	Level 3	Measured at Net Asset Value(1)	Total
As of June 30, 2025
Portfolio Investments
Senior Secured Loans	$-	$-	$941,705	$-	$941,705
Second Lien Loans	-	-	20,778	-	20,778
Convertible Notes	-	-	1,000	-	1,000
Preferred Stock/Units	-	-	39,549	-	39,549
Common Stock/Units	402	-	18	-	420
Equity Interest	-	-	995	6,004	6,999
Warrants	-	363	14,137	-	14,500
Total Portfolio Investments	402	363	1,018,182	6,004	1,024,951
Cash equivalents	5,542	-	-	-	5,542
Foreign Currency Forward Contract	-	(1,359)	-	-	(1,359)
Total	$5,944	$(996)	$1,018,182	$6,004	$1,029,134

As of December 31, 2024
Portfolio Investments
Senior Secured Loans	$-	$-	$950,092	$-	$950,092
Second Lien Loans	-	-	20,152	-	20,152
Preferred Stock/Units	9,181	-	73,460	-	82,641
Common Stock/Units	2,817	-	16	-	2,833
Equity Interest	-	-	1,198	5,742	6,940
Warrants	-	430	13,752	-	14,182
Total Portfolio Investments	11,998	430	1,058,670	5,742	1,076,840
Cash equivalents	4,026	-	-	-	4,026
Total	$16,024	$430	$1,058,670	$5,742	$1,080,866

(1)
In accordance with ASC 820, the Company's equity investment in Runway-Cadma I LLC is measured using the net asset value as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy.

The Company transfers investments in and out of Levels 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the six months ended June 30, 2025, the Company's preferred stock investment in CareCloud, Inc., valued at $9.2 million at the beginning of the reporting period, was reclassified from Level 2 to Level 3 due to delisting from the NASDAQ stock exchange. During the six months ended June 30, 2024, the Company had warrant investments in portfolio companies that went public, resulting in asset transfers out of Level 3 and into Level 2 at the fair value of approximately $50 thousand.

The following table presents a rollforward of Level 3 assets measured at fair value as of June 30, 2025 (in thousands):

	Senior Secured Loans	Second Lien Loans	Convertible Notes	Preferred Stock/Units	Common Stock/Units	Equity Interest	Warrants	Total
Fair value at December 31, 2024	$950,092	$20,152	$-	$73,460	$16	$1,198	$13,752	$1,058,670
Transfers in (out) of Level 3	-	-	-	9,181	-	-	-	9,181
Purchases of investments(1)	49,499	-	1,000	2,773	-	-	767	54,039
PIK interest	6,977	376	-	-	-	-	-	7,353
Sales or prepayments of investments(1)	(61,906)	-	-	(37,355)	-	-	-	(99,261)
Scheduled principal repayments of investments	(7,895)	-	-	-	-	-	-	(7,895)
Amortization of fixed income premiums or accretion of discounts and ETP	4,026	80	-	-	-	-	-	4,106
Net realized gain (loss)	(1,501)	-	-	9,255	-	-	(1,083)	6,671
Net change in unrealized gain (loss)	2,413	170	-	(17,765)	2	(203)	701	(14,682)
Fair value at June 30, 2025	$941,705	$20,778	$1,000	$39,549	$18	$995	$14,137	$1,018,182
Net change in unrealized gain (loss) on Level 3 investments still held as of June 30, 2025	$3,171	$169	$-	$(8,510)	$2	$(203)	$(203)	$(5,574)
(1)
Net of reorganization and restructuring of investments.

The following table presents a rollforward of Level 3 assets measured at fair value as of June 30, 2024 (in thousands):

	Senior Secured Loans	Second Lien Loans	Convertible Notes	Preferred Stock/Units	Common Stock/Units	Equity Interest	Warrants	Total
Fair value at December 31, 2023	$964,099	$14,399	$1,357	$26,285	$872	$950	$12,838	$1,020,800
Transfers in (out) of Level 3	-	-	-	-	-	-	(51)	(51)
Purchases of investments(1)	96,069	-	-	-	-	-	2,966	99,035
PIK interest	6,718	145	-	-	-	-	-	6,863
Sales or prepayments of investments	(59,761)	-	-	-	-	-	-	(59,761)
Scheduled repayments of investments	(1,746)	-	-	-	-	-	-	(1,746)
Amortization of fixed income premiums or accretion of discounts and ETP	5,803	62	-	-	-	-	-	5,865
Net realized gain (loss)	-	-	-	-	-	-	-	-
Net change in unrealized gain (loss)	(10,520)	(137)	(800)	(33)	(743)	10	(703)	(12,926)
Fair Value at June 30, 2024	$1,000,662	$14,469	$557	$26,252	$129	$960	$15,050	$1,058,079
Net change in unrealized gain (loss) on Level 3 investments still held as of June 30, 2024	$(10,426)	$(137)	$(800)	$(32)	$(745)	$10	$(703)	$(12,833)
(1)
Net of reorganization and restructuring of investments.

The following table provides quantitative information regarding Level 3 fair value measurements as of June 30, 2025 (in thousands):

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Senior Secured Loans(1)	$726,294	Discounted Cash Flow Analysis	Discount rate	12.4% - 24.7% (15.3%)
			Origination yield	11.9% - 19.1% (13.5%)
			Revenue multiples	1.01x - 139.64x (6.85x)
	215,411	PWERM	Discount rate	12.7% - 46.6% (19.9%)
			Origination yield	13.3% - 29.9% (16.3%)
			Revenue multiples	0.25x - 5.11x (3.09x)
Second Lien Loans(1)	20,778	Discounted Cash Flow Analysis	Discount rate	19.5% - 20.7% (20.3%)
			Origination yield	13.0% - 18.4% (14.6%)
			Revenue Multiples	2.51x - 3.20x (2.71x)
Convertible Notes	1,000	Discounted Cash Flow Analysis (6)	N/A	N/A
Preferred Stock/Units	39,004	Current Value Method (5)	Risk-free interest rate	3.9% - 3.9% (3.9%)
			Average industry volatility	50.0% - 80.0% (57.7%)
			Estimated time to exit	2.0 - 3.0 (2.7 years)
	545	Option Pricing Model	Risk-free interest rate	3.9% - 4.0% (3.9%)
			Average industry volatility	30.0% - 50.0% (47.0%)
			Estimated time to exit	3.0 - 4.2 (3.2 years)
			Revenue multiples	3.05x - 3.20x (3.08x)
Common Stock/Units	18	Option Pricing Model	Risk-free interest rate	3.9% - 3.9% (3.9%)
			Average industry volatility	50.0% - 50.0% (50.0%)
			Estimated time to exit	3.0 - 3.0 (3.0 years)
Equity Interest	995	PWERM (4)	N/A	N/A
Warrants(2)	10,417	Option Pricing Model	Risk-free interest rate	3.9% - 4.1% (3.9%)
			Average industry volatility	22.5% - 107.5% (49.0%)
			Estimated time to exit	1.0 - 3.3 (2.9 years)
			Revenue multiples	1.35x - 139.64x (3.69x)
	3,668	PWERM (3)	N/A	N/A
	52	Current Value Method	Estimated time to exit	3.4 - 3.4 (3.4 years)
			Revenue multiples	1.84x - 1.84x (1.84x)

Total Level 3 Investments	$1,018,182
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
(2)
The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are inputs used in the Option Pricing Model (“OPM”), which include industry volatility, risk free interest rate and estimated time to exit. The Equity Allocation model and the Black Scholes model were the main OPMs used during the period ended June 30, 2025. Probability Weighted Expected Return Models ("PWERM") and other techniques were used as determined appropriate. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. However, a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase (decrease) in the unobservable inputs. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.
(3)
Warrant investments using a PWERM valuation technique contain success fees, in which case the inputs are not applicable because the nature of a success fee is a fixed payout dependent on certain liquidation events.
(4)
Investment valued using a PWERM valuation technique and includes inputs that are based on scenario analysis specific to the asset recovery of such investment.
(5)
Investments valued using the Current Value Method, which may include a Waterfall valuation technique or be based on the redemption value of preferred shares. In the case of the JobGet Holdings, Inc. valuation, the inputs applied are based on an option pricing model that was utilized to value the shares that JobGet Holdings, Inc. owns in JobGet, Inc. In the case of a redemption value technique, inputs may be utilized in order to calculate a DLOM.
(6)
Includes JobGet Holdings, Inc. (fka Snagajob, Inc.), which was originated during the second quarter of 2025 and is being valued at amortized cost as of June 30, 2025.

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2024 (in thousands):

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Senior Secured Loans(1)	$944,513	Discounted Cash Flow Analysis (6)	Discount rate	10.2% - 45.7% (15.6%)
			Origination yield	11.1% - 29.9% (13.9%)
			Revenue multiples	0.28x - 15.25x (4.22x)
	2,148	PWERM	Discount rate	40.0% - 40.0% (40.0%)
			Origination yield	18.6% - 18.6% (18.6%)
			Revenue multiples	1.25x - 1.25x (1.25x)
	3,431	Waterfall Approach (5)	Risk-free interest rate	4.1% - 4.1% (4.1%)
			Average industry volatility	52.5% - 52.5% (52.5%)
			Estimated time to exit	3.0 - 3.0 (3.0 years)
			Revenue multiples	3.75x - 3.75x (3.75x)
Second Lien Loans(1)	20,152	Discounted Cash Flow Analysis	Discount rate	18.6% - 19.2% (19.1%)
			Origination yield	13.0% - 18.4% (14.5%)
			Revenue Multiples	1.90x - 2.85x (2.17x)
Preferred Stock/Units	35,563	Waterfall Approach (5)	Risk-free interest rate	4.1% - 4.1% (4.1%)
			Average industry volatility	52.5% - 52.5% (52.5%)
			Estimated time to exit	3.0 - 3.0 (3.0 years)
			Revenue multiples	3.75x - 3.75x (3.75x)
	37,897	Option Pricing Model (6)	Risk-free interest rate	4.1% - 4.1% (4.1%)
			Average industry volatility	45.0% - 62.5% (45.1%)
			Estimated time to exit	3.0 - 4.7 (3.0 years)
			Revenue multiples	2.82x - 12.87x (12.76x)
Common Stock/Units	16	Option Pricing Model	Risk-free interest rate	4.1% - 4.1% (4.1%)
			Average industry volatility	62.5% - 62.5% (62.5%)
			Estimated time to exit	3.0 - 3.0 (3.0 years)
Equity Interest	1,198	PWERM (4)	N/A	N/A
Warrants(2)	10,860	Option Pricing Model	Risk-free interest rate	4.1% - 4.3% (4.1%)
			Average industry volatility	22.5% - 110.0% (47.7%)
			Estimated time to exit	1.0 - 3.8 (2.9 years)
			Revenue multiples	1.27x - 8.89x (3.41x)
	2,802	PWERM (3)	N/A	N/A
	90	Waterfall Approach	Revenue multiples	1.93x - 1.93x (1.93x)

Total Level 3 Investments	$1,058,670

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

Fair Value of Financial Instruments Reported at Cost

The Company records its debt at amortized cost on the Consolidated Statements of Assets and Liabilities. The fair value of the Company’s Credit Facility, April 2026 Notes, December 2026 Notes, August 2027 Notes, and April 2028 Notes (each defined in "Note 7 – Borrowings") are estimated using Level 3 inputs, which involves discounting the remaining payments based on comparable market rates or market quotes for similar instruments as of the measurement date. The July 2027 Notes and December 2027 Notes are publicly traded on NASDAQ and are valued using Level 1 inputs, reflecting the most recent market prices of $25.10 and $25.20 per share as of June 30, 2025, respectively. As of December 31, 2024, the market prices were $24.88 and $25.10 per share, respectively.

The following table provides additional information about the approximate fair value and level in the fair value hierarchy of the Company’s outstanding borrowings as of June 30, 2025 and December 31, 2024 (in thousands):

		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total
As of June 30, 2025
Credit Facility	$254,164	$-	$-	$278,969	$278,969
April 2026 Notes	24,895	-	-	25,621	25,621
July 2027 Notes	79,366	80,822	-	-	80,822
December 2027 Notes	50,834	52,164	-	-	52,164
April 2028 Notes	106,689	-	-	90,193	90,193
Total	$515,948	$132,986	$-	$394,783	$527,769

As of December 31, 2024
Credit Facility	$308,449	$-	$-	$321,785	$321,785
April 2026 Notes	24,839	-	-	25,616	25,616
December 2026 Notes	69,630	-	-	65,512	65,512
July 2027 Notes	79,116	80,114	-	-	80,114
August 2027 Notes	19,628	-	-	20,054	20,054
December 2027 Notes	50,670	51,957	-	-	51,957
Total	$552,332	$132,071	$-	$432,967	$565,038

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

In the event that a portfolio company completely fails to perform according to the terms of their loan agreement, the amount of loss due to credit risk from the Company's investments would equal the sum of the Company’s recorded investments in the portfolio company and the portion of unfunded commitments currently eligible to be drawn. Refer to "Note 8 – Commitments and Contingencies" for a summary of the aggregate balance of unfunded commitments as of June 30, 2025. The Company predominantly collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property.

As of June 30, 2025 and December 31, 2024, the Company’s five largest debt investments in portfolio companies represented 29.4% and 28.8%, respectively, of the total fair value of the Company’s debt investments in portfolio companies. As of June 30, 2025 and December 31, 2024, the Company had debt investments in 19 and 20 portfolio companies, respectively, that represented 5% or more of the Company’s net assets.

Note 7 – Borrowings

The following table shows the Company's borrowings as of June 30, 2025 and December 31, 2024 (in thousands):

	Total Commitment	Face Value	Unamortized DFC	Carrying Value
As of June 30, 2025
Credit Facility	$550,000	$259,000	$(4,836)	$254,164
April 2026 Notes	25,000	25,000	(105)	24,895
July 2027 Notes	80,500	80,500	(1,134)	79,366
December 2027 Notes	51,750	51,750	(916)	50,834
April 2028 Notes	107,000	107,000	(311)	106,689
Total	$814,250	$523,250	$(7,302)	$515,948

As of December 31, 2024
Credit Facility	$550,000	$311,000	$(2,551)	$308,449
April 2026 Notes	25,000	25,000	(161)	24,839
December 2026 Notes	70,000	70,000	(370)	69,630
July 2027 Notes	80,500	80,500	(1,384)	79,116
August 2027 Notes	20,000	20,000	(372)	19,628
December 2027 Notes	51,750	51,750	(1,080)	50,670
Total	$797,250	$558,250	$(5,918)	$552,332

For the three months ended June 30, 2025 and 2024, the components of interest expense, amortization of deferred financing costs, unused fees on the Credit Facility (as defined below), and any other costs associated with the Company's borrowings were as follows (in thousands):

	Interest Expense	Amortization of DFC	Unused Facility and Other Fees (1)	Total Interest and Other Debt Financing Expenses	Weighted Average Cost of Debt
Three Months Ended June 30, 2025
Credit Facility	$5,004	$326	$537	$5,867	8.77%
April 2026 Notes	534	33	-	567	9.08
December 2026 Notes	58	214	-	272	20.20
July 2027 Notes	1,510	149	-	1,659	8.24
August 2027 Notes	27	337	-	364	94.69
December 2027 Notes	1,035	99	-	1,134	8.76
April 2028 Notes	1,875	26	-	1,901	7.61
Total	$10,043	$1,184	$537	$11,764	8.85%

Three Months Ended June 30, 2024
Credit Facility	$5,008	$481	$828	$6,317	10.71%
April 2026 Notes	534	34	-	568	9.08
December 2026 Notes	744	56	-	800	4.57
July 2027 Notes	1,510	150	-	1,660	8.24
August 2027 Notes	350	35	-	385	7.70
December 2027 Notes	1,035	102	-	1,137	8.79
Total	$9,181	$858	$828	$10,867	9.02%

(1)
Unused facility and other fees for the three months ended June 30, 2024 include supplemental fees of $0.2 million, which were nonrecurring in nature. There were no supplemental fees for the three months ended June 30, 2025.

For the six months ended June 30, 2025 and 2024, the components of interest expense, amortization of deferred financing costs, unused fees on the Credit Facility (as defined below), and any other costs associated with the Company's borrowings were as follows (in thousands):

	Interest Expense	Amortization of DFC	Unused Facility and Other Fees (1)	Total Interest and Other Debt Financing Expenses	Weighted Average Cost of Debt
Six Months Ended June 30, 2025
Credit Facility	$9,731	$782	$1,093	$11,606	8.88%
April 2026 Notes	1,068	69	—	1,137	9.09
December 2026 Notes	802	273	—	1,075	5.73
July 2027 Notes	3,019	294	—	3,313	8.23
August 2027 Notes	377	372	—	749	13.98
December 2027 Notes	2,070	200	—	2,270	8.77
April 2028 Notes	1,875	26	—	1,901	7.57
Total	$18,942	$2,016	$1,093	$22,051	8.53%

Six Months Ended June 30, 2024
Credit Facility	$10,015	$961	$1,669	$12,645	10.74%
April 2026 Notes	1,068	64	—	1,132	9.05
December 2026 Notes	1,488	111	—	1,599	4.57
July 2027 Notes	3,019	294	—	3,313	8.23
August 2027 Notes	700	70	—	770	7.70
December 2027 Notes	2,070	198	—	2,268	8.76

Total	$18,360	$1,698	$1,669	$21,727	9.00%

(1)
Unused facility and other fees for the six months ended June 30, 2024 include supplemental fees of $0.2 million, which were nonrecurring in nature. There were no supplemental fees for the six months ended June 30, 2025.

Credit Facility

On April 20, 2022, the Company entered into an amended and restated credit agreement with KeyBank National Association, acting as administrative agent, CIBC Bank USA and MUFG Union Bank, N.A. as co-documentation agents, the guarantors party thereto and syndication agent and the other lenders party thereto, which initially provided the Company with a $225.0 million commitment, subject to borrowing base requirements (as amended, supplemented or otherwise modified from time to time, the "Credit Facility"). On March 18, 2025, the Company entered into a Sixth Amendment to the Credit Facility, which, among other things, (i) extended the maturity date and revolving period; (ii) permits future financing subsidiaries, and (iii) amended certain other terms of the Credit Facility, including without limitation loan eligibility criteria, the borrowing base calculation, and excess concentration measures.

As of June 30, 2025, the Company had $550.0 million in total commitments available under the Credit Facility, subject to an accordion feature that allows the Company to increase the total commitments under the Credit Facility up to $600.0 million. The availability period under the Credit Facility expires on March 18, 2028 and is followed by a one-year amortization period. The stated maturity date under the Credit Facility is March 18, 2029, unless extended.

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

For the three and six months ended June 30, 2025, the weighted average outstanding principal balance was $267.6 million and $261.4 million, respectively, and the weighted average effective interest rate was 7.50% and 7.51%, respectively. For the three and six months ended June 30, 2024, the weighted average outstanding principal balance was $236.0 million and $235.5 million, respectively, the weighted average effective interest rate was 8.51% and 8.53%, respectively.

2026 Notes

On December 10, 2021, the Company entered into a master note purchase agreement, completing a private debt offering of $70.0 million in aggregate principal amount of 4.25% interest-bearing unsecured Series 2021A Senior Notes due 2026 (the "December 2026 Notes") to institutional accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended (the "Securities Act")). The December 2026 Notes were repaid in full by the Company on April 7, 2025 and are no longer outstanding. On April 13, 2023, the Company completed the first supplement to the master note purchase agreement, resulting in an additional private debt offering of $25.0 million in aggregate principal amount of 8.54% interest-bearing unsecured Series 2023A Senior Notes due 2026 (the "April 2026 Notes") to institutional accredited investors (as defined in the Securities Act). The April 2026 Notes are subject to a 1.00% increase in the interest rate in the event that, subject to certain exceptions, the April 2026 Notes cease to have an investment grade rating or receive an investment grade rating below the Investment Grade (as defined in the master note purchase agreement). The April 2026 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

December 2026 Notes

The December 2026 Notes bore an interest rate of 4.25% per year and were due on December 10, 2026, unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. The December 2026 Notes were repaid in full by the Company on April 7, 2025 and are no longer outstanding. Interest on the December 2026 Notes was due semiannually in arrears on June 10 and December 10 of each year.

Aggregate costs in connection with the December 2026 Notes issuance were $1.0 million, and were capitalized and deferred. As of December 31, 2024, unamortized deferred financing costs related to the December 2026 Notes were $0.4 million, of which $0.3 million were expensed during the six months ended June 30, 2025 and $0.1 million were transferred to deferred financing costs of the April 2028 Notes, as defined below.

April 2026 Notes

The April 2026 Notes bear an interest rate of 8.54% per year and are due on April 13, 2026, unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the April 2026 Notes is due semiannually in arrears on April 13 and October 13 of each year.

Aggregate costs in connection with the April 2026 Notes issuance were $0.4 million, and were capitalized and deferred. As of June 30, 2025 and December 31, 2024, unamortized deferred financing costs related to the April 2026 Notes were $0.1 million and $0.2 million, respectively.

2027 Notes

July 2027 Notes

On July 28, 2022, the Company issued and sold $80.5 million in aggregate principal amount of 7.50% interest-bearing unsecured Notes due July 28, 2027 (the "July 2027 Notes") under its shelf Registration Statement on Form N-2. The July 2027 Notes were issued pursuant to the Base Indenture dated July 28, 2022 (the "Base Indenture") and First Supplemental Indenture, dated July 28, 2022 (together with the Base Indenture, the "Indenture"), between the Company and the Trustee, U.S. Bank Trust Company, National Association.

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

Aggregate costs in connection with the July 2027 Notes issuance, including the underwriter’s discount and commissions, were $2.7 million, and were capitalized and deferred. As of June 30, 2025 and December 31, 2024, unamortized deferred financing costs related to the July 2027 Notes were $1.1 million and $1.4 million, respectively.

August 2027 Notes

On August 31, 2022, the Company completed a private debt offering of $20.0 million in aggregate principal amount of 7.00% interest-bearing unsecured Series 2022A Senior Notes due 2027 (the "August 2027 Notes") to an institutional accredited investor (as defined in Regulation D under the Securities Act). The August 2027 Notes were due on August 31, 2027, unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. The August 2027 Notes were repaid in full by the Company on April 7, 2025 and are no longer outstanding.

Interest on the August 2027 Notes was due semiannually in arrears on February 15 and August 15 of each year. The August 2027 Notes were general unsecured obligations of the Company that ranked pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

Aggregate costs in connection with the August 2027 Notes issuance were $0.7 million, and were capitalized and deferred. As of December 31, 2024, unamortized deferred financing costs related to the August 2027 Notes were $0.4 million, which were fully expensed upon repayment of the notes.

December 2027 Notes

On December 7, 2022, the Company issued and sold $51.75 million in aggregate principal amount of 8.00% interest-bearing unsecured Notes due December 28, 2027 (the "December 2027 Notes") under its shelf Registration Statement on Form N-2. The December 2027 Notes were issued pursuant to the Base Indenture and Second Supplemental Indenture, dated December 7, 2022, between the Company and the Trustee, U.S. Bank Trust Company, National Association.

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

Aggregate costs in connection with the December 2027 Notes issuance, including the underwriter's discount and commissions, were $1.9 million, and were capitalized and deferred. As of June 30, 2025 and December 31, 2024, unamortized deferred financing costs related to the December 2027 Notes were $0.9 million and $1.1 million, respectively.

2028 Notes

April 2028 Notes

On April 7, 2025, the Company completed a private debt offering of $107.0 million in aggregate principal amount of 7.51% interest-bearing unsecured Series 2025A Senior Notes due 2028 (the "April 2028 Notes") to institutional accredited investors (as defined in Regulation D under the Securities Act). The April 2028 Notes are due on April 7, 2028, unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms.

Interest on the April 2028 Notes will be due semiannually in arrears on April 7 and October 7 of each year. The April 2028 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

Aggregate costs in connection with the April 2028 Notes issuance were $0.3 million, and were capitalized and deferred. As of June 30, 2025, unamortized deferred financing costs related to the April 2028 Notes were $0.3 million.

Note 8 – Commitments, Contingencies, and Off-balance Sheet Arrangements

Commitments

The following table provides the Company’s contractual obligations as of June 30, 2025 and December 31, 2024 (in thousands):

	Payments Due by Period (1)
	Less than 1 Year	1-3 years	3-5 years	More than 5 Years	Total
As of June 30, 2025
Borrowings (2)
Credit Facility	$-	$-	$259,000	$-	$259,000
2026 Notes	25,000	-	-	-	25,000
2027 Notes	-	132,250	-	-	132,250
2028 Notes	-	107,000	-	-	107,000
Total Borrowings	25,000	239,250	259,000	-	523,250
Deferred Incentive Fees	3,875	5,831	2,429	84	12,219
Foreign Currency Forward Contracts	(1,359)	-	-	-	(1,359)
Total	$27,516	$245,081	$261,429	$84	$534,110

As of December 31, 2024
Borrowings (2)
Credit Facility	$-	$311,000	$-	$-	$311,000
2026 Notes	-	95,000	-	-	95,000
2027 Notes	-	152,250	-	-	152,250
Total Borrowings	-	558,250	-	-	558,250
Deferred Incentive Fees	2,584	4,886	2,562	84	10,116
Total	$2,584	$563,136	$2,562	$84	$568,366

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

The Company's unfunded commitments to provide debt and equity financing to its portfolio companies and Runway-Cadma I LLC amounted to $164.9 million and $176.7 million as of June 30, 2025 and December 31, 2024, respectively, shown in the table below (in thousands):

Portfolio Company	Investment Type	June 30, 2025	December 31, 2024
Autobooks, Inc.	Senior Secured Term Loan	$13,000	$-
Bombora, Inc.	Senior Secured Term Loan	2,000	2,000
CarNow, Inc.	Senior Secured Term Loan	8,000	12,000
Elevate Services, Inc.	Senior Secured Term Loan	1,000	14,000
Interactions Corporation	Senior Secured Term Loan	10,000	10,000
Linxup, LLC	Senior Secured Term Loan	-	7,500
Marley Spoon SE	Senior Secured Term Loan	1,667	-
Onward Medical, N.V.	Senior Secured Term Loan	38,982	38,982
Route 92 Medical, Inc.	Senior Secured Term Loan	20,000	10,000
Runway-Cadma I LLC	Joint Venture	29,400	29,400
SetPoint Medical Corporation	Senior Secured Term Loan	-	20,000
Snap! Mobile, Inc.	Senior Secured Term Loan	5,000	5,000
Swing Education, Inc.	Senior Secured Term Loan	10,000	-
Swing Education, Inc.	Senior Secured Revolver	2,000	-
Synack, Inc.	Senior Secured Term Loan	22,500	22,500
Zinnia Corporate Holdings, LLC	Senior Secured Term Loan	1,321	5,333
Total unused commitments to extend financing		$164,870	$176,715

The Company may also enter into foreign currency forward contracts to mitigate its exposure to foreign currency fluctuations associated with certain investments denominated in foreign currencies. While these contracts are recognized on the Consolidated Statements of Assets and Liabilities at fair value in accordance with ASC 815, they are also considered off-balance sheet arrangements because they may result in future cash payments or receipts that are not fully reflected in the financial statements as of June 30, 2025. As of June 30, 2025, the Company had outstanding forward currency contracts with a total notional amount of $29.8 million to purchase foreign currencies. For more information on the contracts and related maturities, refer to "Note 4 - Investments." There were no foreign currency forward contracts as of December 31, 2024.

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

On July 30, 2024, the Board of Directors approved a share repurchase program (the "Third Repurchase Program"), under which the Company was authorized to repurchase up to $15.0 million of its outstanding shares of common stock, at management's discretion from time to time in open-market transactions and in accordance with all applicable securities laws and regulations. The Company repurchased 1,199,867 shares in connection with the Third Repurchase Program for an aggregate purchase price of $12.5 million, exhausting the full approved amount of repurchases under the program.

On May 7, 2025, the Board of Directors approved a share repurchase program (the "Fourth Repurchase Program"), under which the Company may repurchase up to $25.0 million of its outstanding shares of common stock, at management's discretion from time to time in open-market transactions and in accordance with all applicable securities laws and regulations. If not renewed, the Fourth Repurchase Program will terminate upon the earlier of (i) May 7, 2026 or (ii) the repurchase of $25.0 million of the Company's shares of common stock. From the inception of the Fourth Repurchase Program through June 30, 2025, the Company repurchased 815,408 shares for an aggregate purchase price of $8.1 million.

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

For the three and six months ended June 30, 2025, the Company declared dividends in the amount of $13.1 million and $26.5 million, respectively, of which $12.8 million and $26.0 million, respectively, were distributed in cash, with the remainder distributed in the form of 60,716 and 60,716 shares, respectively, of the Company's common stock purchased by the Company in the open market and distributed to stockholders pursuant to the Dividend Reinvestment Plan. For the three and six months ended June 30, 2024, the Company declared and paid dividends in the amount of $18.5 million and $37.6 million, respectively, of which $18.2 million and $37.0 million, respectively, were distributed in cash, with the remainder distributed in the form of 24,066 and 44,597 shares, respectively, of the Company's common stock purchased by the Company in the open market and distributed to stockholders pursuant to the Dividend Reinvestment Plan.

The following table summarizes the distributions declared and paid since inception through June 30, 2025:

Declaration Date	Type	Record Date	Payment Date	Amount per Share
May 3, 2018	Quarterly	May 15, 2018	May 31, 2018	$0.15
July 26, 2018	Quarterly	August 15, 2018	August 31, 2018	0.25
November 1, 2018	Quarterly	October 31, 2018	November 15, 2018	0.35
March 22, 2019	Quarterly	March 22, 2019	March 26, 2019	0.40
May 2, 2019	Quarterly	May 7, 2019	May 21, 2019	0.45
May 2, 2019	Supplemental	May 31, 2019	July 16, 2019	0.46
July 30, 2019	Quarterly	August 5, 2019	August 26, 2019	0.45
September 27, 2019	Supplemental	September 30, 2019	November 12, 2019	0.04
December 9, 2019	Quarterly	December 10, 2019	December 23, 2019	0.40
March 5, 2020	Quarterly	March 6, 2020	March 20, 2020	0.40
May 7, 2020	Quarterly	May 8, 2020	May 21, 2020	0.35
August 5, 2020	Quarterly	August 6, 2020	August 20, 2020	0.36
October 1, 2020	Quarterly	October 1, 2020	November 12, 2020	0.38
March 4, 2021	Quarterly	March 5, 2021	March 19, 2021	0.37
April 29, 2021	Quarterly	April 30, 2021	May 13, 2021	0.37
July 19, 2021	Quarterly	July 20, 2021	August 12, 2021	0.34
October 28, 2021	Quarterly	November 8, 2021	November 22, 2021	0.25
February 24, 2022	Quarterly	March 8, 2022	March 22, 2022	0.27
April 28, 2022	Quarterly	May 10, 2022	May 24, 2022	0.30
July 28, 2022	Quarterly	August 9, 2022	August 23, 2022	0.33
October 27, 2022	Quarterly	November 8, 2022	November 22, 2022	0.36
February 23, 2023	Quarterly	March 7, 2023	March 21, 2023	0.40
February 23, 2023	Supplemental	March 7, 2023	March 21, 2023	0.05
May 2, 2023	Quarterly	May 15, 2023	May 31, 2023	0.40
May 2, 2023	Supplemental	May 15, 2023	May 31, 2023	0.05
August 1, 2023	Quarterly	August 15, 2023	August 31, 2023	0.40
August 1, 2023	Supplemental	August 15, 2023	August 31, 2023	0.05
November 1, 2023	Quarterly	November 13, 2023	November 28, 2023	0.40
November 1, 2023	Supplemental	November 13, 2023	November 28, 2023	0.06
February 1, 2024	Quarterly	February 12, 2024	February 28, 2024	0.40
February 1, 2024	Supplemental	February 12, 2024	February 28, 2024	0.07
April 30, 2024	Quarterly	May 10, 2024	May 24, 2024	0.40
April 30, 2024	Supplemental	May 10, 2024	May 24, 2024	0.07
July 30, 2024	Quarterly	August 12, 2024	August 26, 2024	0.40
July 30, 2024	Supplemental	August 12, 2024	August 26, 2024	0.05
November 5, 2024	Quarterly	November 18, 2024	December 2, 2024	0.40
March 20, 2025	Quarterly	March 31, 2025	April 14, 2025	0.33
March 20, 2025	Supplemental	March 31, 2025	April 14, 2025	0.03
May 7, 2025	Quarterly	May 19, 2025	June 3, 2025	0.33
May 7, 2025	Supplemental	May 19, 2025	June 3, 2025	0.02
			Total	$11.34

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

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized gain (loss) on investments for federal income tax purposes as of and for the period ended June 30, 2025 and the year ended December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Tax cost on investments	$1,065,060	$1,100,345
Change in unrealized gain on a tax basis	$35,878	$23,787
Change in unrealized loss on a tax basis	(75,987)	(47,292)
Net unrealized gain (loss) on a tax basis	$(40,109)	$(23,505)

The Company accounts for income taxes in conformity with ASC Topic 740, Income Taxes ("ASC 740"). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions deemed to meet a "more-likely-than-not" threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as "Tax expense" on the Consolidated Statements of Operations. There were no material uncertain income tax positions at June 30, 2025 or December 31, 2024. Although the Company files federal and state tax returns, the Company's major tax jurisdiction is federal. The previous three tax year-ends and the interim tax period since then remain subject to examination by the Internal Revenue Service.

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

Note 12 – Financial Highlights

The following table sets forth the financial highlights for the six months ended June 30, 2025 and 2024 (in thousands, except for per share data and ratios):

	Six Months Ended June 30,
	2025	2024
Per Share Data(1):
Net asset value at beginning of period	$13.79	$13.50
Net investment income	0.79	0.84
Net realized gain (loss)	0.12	-
Net change in unrealized gain (loss)	(0.41)	(0.33)
Total from investment operations	0.50	0.51

Distributions	(0.71)	(0.94)
Accretion (dilution), net (2)	0.08	0.07
Net asset value at end of period	$13.66	$13.14

Ratio/Supplemental Data:
Total return based on net asset value(3)	4.21%	4.30%
Total return based on market value(4)	4.38%	0.63%
Ratio of net investment income to average net assets(5)(6)	11.64%	12.56%
Ratio of total operating expenses to average net assets(5)(6)	16.15%	15.46%
Ratio of total operating expenses, excluding incentive fees, to average net assets(5)	13.21%	12.32%
Ratio of net increase (decrease) in net assets resulting from operations to average net assets(5)(6)	7.35%	7.68%
Portfolio turnover rate(7)	5.27%	5.86%

Net assets at beginning of period	$514,869	$547,071
Net assets at end of period	$498,874	$506,384
Weighted average net assets	$512,080	$532,513
Weighted average shares outstanding for the period, basic	37,224,569	39,786,511
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

Note 13 - Subsequent Events

The Company evaluated events subsequent to June 30, 2025 through August 7, 2025. There have been no subsequent events that occurred during such period that would require recognition or disclosure, except as disclosed below.

Distributions

On August 6, 2025, the Board of Directors declared a regular distribution of $0.33 per share and a supplemental distribution of $0.03 per share for stockholders of record as of August 18, 2025, each payable on or before September 2, 2025.

Recent Portfolio Activity

From July 1, 2025 through August 7, 2025, the Company completed $20.0 million of additional debt commitments, of which $16.8 million was funded upon closing. In addition, the Company funded $0.3 million in unfunded commitments on existing investments. The Company also received $22.4 million in debt prepayments and $0.2 million in proceeds from the sale of equity positions.

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
•
the effect of legal, tax, and regulatory changes; and
•
the other risks, uncertainties and other factors we identify under "Risk Factors" in Part I, Item 1A of our annual report on Form 10-K, as modified by the Company's annual report on Form 10-K/A, for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the "SEC") on March 20, 2025 and March 27, 2025, respectively, and in this quarterly report on Form 10-Q.

Although we believe the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this quarterly report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in "Risk Factors" in Part I, Item 1A of our annual report on Form 10-K, as modified by the Company's annual report on Form 10-K/A, for the year ended December 31, 2024, filed with the SEC on March 20, 2025 and March 27, 2025, respectively.

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

Portfolio Composition and Investment Activity

Portfolio Composition

At June 30, 2025, we had investments in 54 companies, representing 24 companies in which we held debt and warrant investments, 2 companies in which we held debt investments and shares of common stock/units, preferred stock/units, or a combination with warrants, 5 companies in which we held a debt investment only, 14 companies in which we held warrant investments only, and 9 companies in which we held shares of common stock/units, preferred stock/units, equity interests, convertible notes, or a combination thereof with warrants. At December 31, 2024, we had investments in 57 companies, representing 23 companies in which we held debt and warrant investments, 5 companies in which we held debt investments and shares of common stock/units, preferred stock/units, or a combination with warrants, 4 companies in which we held a debt investment only, 17 companies in which we held warrant investments only, and 8 companies in which we held shares of common stock/units, preferred stock/units, equity interests, or a combination thereof with warrants.

The following table shows the fair value of our investments, by asset class, as of June 30, 2025 and December 31, 2024 (in thousands):

	Cost	Fair Value	% of Total Portfolio
As of June 30, 2025
Portfolio Investments
Senior Secured Loans	$955,354	$941,705	91.88%
Second Lien Loans	20,902	20,778	2.03
Convertible Notes	1,000	1,000	0.10
Preferred Stock/Units	51,920	39,549	3.86
Common Stock/Units	6,534	420	0.04
Equity Interest	6,550	6,999	0.68
Warrants	23,804	14,500	1.41
Total Portfolio Investments	$1,066,064	$1,024,951	100.00%

As of December 31, 2024
Portfolio Investments
Senior Secured Loans	$966,155	$950,092	88.24%
Second Lien Loans	20,445	20,152	1.87
Preferred Stock/Units	77,247	82,641	7.67
Common Stock/Units	9,141	2,833	0.26
Equity Interest	6,550	6,940	0.64
Warrants	24,345	14,182	1.32
Total Portfolio Investments	$1,103,883	$1,076,840	100.00%

For the three and six months ended June 30, 2025, our debt investment portfolio had a dollar-weighted annualized yield of 15.4% and 15.1%, respectively. For the three and six months ended June 30, 2024, our debt investment portfolio had a dollar-weighted annualized yield of 15.1% and 15.9%, respectively. We calculate the yield on dollar-weighted debt investments for any period measured as (1) total related investment income during the period divided by (2) the daily average of the fair value of debt investments outstanding during the period, including any debt investments on non-accrual status. As of June 30, 2025, our debt investments had a dollar-weighted average term of 56 months at origination and a dollar-weighted average remaining term of 31 months, or approximately 2.6 years. As of June 30, 2025, substantially all of our debt investments had a committed principal amount of between $6.0 million and $75.0 million and pay cash interest at annual interest rates of between 6.3% and 14.1%.

The following table shows our dollar-weighted annualized yield by investment type for the three and six months ended June 30, 2025 and 2024:

	Fair Value(1)				Cost(2)
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Investment type:
Debt investments	15.40%	15.05%	15.13%	15.91%	15.08%	14.75%	14.84%	15.64%
Equity interest	1.31%	—%	1.60%	0.11%	0.89%	—%	1.17%	0.07%
All investments	14.54%	14.30%	14.26%	15.15%	13.87%	13.64%	13.68%	14.51%

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

Investment Activity

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments as well as repayments and sales of existing investments. During the six months ended June 30, 2025, we funded $34.4 million in two new portfolio companies and $19.6 million in four existing portfolio companies, net of upfront loan origination fees and refinances. We also received $100.0 million in sales and prepayments from four portfolio companies and $7.9 million in scheduled principal repayments from three portfolio company. Of the sales and prepayments, $38.1 million in proceeds was from the termination of warrants, sale of preferred stock/units, sale of equity interest, or sale of common stock/units. During the six months ended June 30, 2024, we funded $94.4 million in three new portfolio companies, $0.7 million in one joint venture, and $5.0 million in one existing portfolio company, net of upfront loan origination fees and refinances. We also received $59.8 million in loan prepayments from three portfolio companies and $1.7 million in scheduled principal payments from one portfolio company. There were no proceeds from the termination of warrants, sale of preferred stock/units, sale of equity interest, or sale of common stock/units during the six months ended June 30, 2024.

Portfolio Reconciliation

The following is a reconciliation of our investment portfolio for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Beginning investment portfolio	$1,076,840	$1,067,009
Purchases of investments	54,039	100,025
PIK interest	7,353	6,863
Sales and prepayments of investments	(99,978)	(59,761)
Scheduled repayments of investments	(7,895)	(1,746)
Sales and maturities of U.S. Treasury Bills	-	(42,029)
Amortization of fixed income premiums or accretion of discounts	4,106	5,880
Net realized gain (loss) on investments	4,556	-
Net change in unrealized gain (loss) on investments	(14,070)	(12,917)
Ending investment portfolio	$1,024,951	$1,063,324

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

The following table shows the investment ratings of our debt investments at fair value as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025			December 31, 2024
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$22,332	2.18%	1	$27,217	2.53%	1
2	676,831	66.05	20	671,839	62.39	20
3	223,783	21.83	8	231,488	21.50	8
4	37,138	3.62	1	34,120	3.17	1
5	2,399	0.23	1	5,580	0.52	2
	$962,483	93.91%	31	$970,244	90.11%	32

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

The following table summarizes the cost, fair value, and types of income not recorded in "Interest income" on the Consolidated Statements of Operations related to senior secured term loans on non-accrual status as of June 30, 2025 and December 31, 2024 (in thousands):

	Date of Non-Accrual	Forgone Interest Income	Forgone Accretion of OID and ETP	Total Forgone Income	Cost Basis	Fair Value	Fair Value as a % of Total Portfolio
As of June 30, 2025
Investment
Mingle Healthcare Solutions, Inc.	1/1/2024	$1,013	$-	$1,013	$4,757	$2,399	0.23%
Total		$1,013	$-	$1,013	$4,757	$2,399	0.23%

As of December 31, 2024
Investment
JobGet Holdings, Inc. (fka Snagajob.com, Inc.)	3/31/2024	$4,243	$283	$4,526	$3,774	$3,431	0.32%
Mingle Healthcare Solutions, Inc.	1/1/2024	687	-	687	4,952	2,148	0.20
Total		$4,930	$283	$5,213	$8,726	$5,579	0.52%

Results of Operations

An important measure of our financial performance is "Net increase (decrease) in net assets resulting from operations" on the Consolidated Statements of Operations, which includes "Net investment income," "Net realized gain (loss) on investments" and "Net change in unrealized gain (loss) on investments." "Net investment income" is the difference between our income from interest, dividends, fees and other income and our operating expenses, including interest on borrowed funds. "Net realized gain (loss) on investments" is the difference between the proceeds received from dispositions of portfolio investments and U.S. Treasury Bills and their amortized cost. "Net change in unrealized gain (loss) on investments" is the net change in the fair value of our investment portfolio.

Comparison of the Three and Six Months Ended June 30, 2025 and 2024

The following table compares the results of our operations for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)
Investment income
Interest, fee and dividend income	$34,979	$0.94	$34,052	$0.87	$70,188	$1.89	$73,933	$1.86
Other income	168	0.01	141	-	357	0.01	269	0.01
Total investment income	35,147	0.95	34,193	0.87	70,545	1.90	74,202	1.87
Operating expenses
Management fees	3,944	0.11	3,946	0.10	7,953	0.21	7,898	0.20
Incentive fees	3,523	0.09	3,649	0.09	7,452	0.20	8,317	0.20
Interest and other debt financing expenses	11,764	0.32	10,867	0.28	22,051	0.59	21,727	0.55
Professional fees	677	0.02	253	0.01	1,131	0.03	915	0.02
Administration agreement expenses	663	0.02	472	0.01	1,288	0.04	1,036	0.03
Insurance expense	161	-	209	0.01	316	0.01	417	0.01
Tax expense	140	-	-	-	250	0.01	2	-
Other expenses	327	0.01	206	-	557	0.02	635	0.02
Total operating expenses	21,199	0.57	19,602	0.50	40,998	1.11	40,947	1.03
Net investment income	13,948	0.38	14,591	0.37	29,547	0.79	33,255	0.84
Realized gain (loss)	(1,512)	(0.04)	-	-	4,545	0.12	-	-
Net change in unrealized gain (loss)	4,361	0.11	(6,300)	(0.16)	(15,429)	(0.41)	(12,917)	(0.33)
Net increase (decrease) in net assets resulting from operations	$16,797	$0.45	$8,291	$0.21	$18,663	$0.50	$20,338	$0.51
(1)
The basic per share figures noted above are based on weighted averages of 37,103,061 and 39,180,767 shares outstanding for the three months ended June 30, 2025 and 2024, respectively, and 37,224,569 and 39,786,511 shares outstanding for the six months ended June 30, 2025 and 2024, respectively.

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

Investment income for the three months ended June 30, 2025 and 2024 was $35.1 million and $34.2 million, respectively, and includes non-recurring income of $1.3 million and $0.4 million, respectively. Non-recurring income includes, but is not limited to, acceleration of unaccreted OID and ETP, prepayment fees, and amendment fees. The increase in investment income for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily due to an increase in PIK income and dividend income, offset by a slight decrease in cash interest income due to falling interest rates.

Investment income for the six months ended June 30, 2025 and 2024 was $70.5 million and $74.2 million, respectively, and includes non-recurring income of $3.2 million and $4.2 million, respectively. Non-recurring income includes, but is not limited to, acceleration of unaccreted OID and ETP, prepayment fees, and amendment fees. The decrease in investment income for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily due to a decrease in interest income due to falling interest rates.

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

Operating expenses for the three months ended June 30, 2025 and 2024 were $21.2 million and $19.6 million, respectively. Operating expenses increased for the three months ended June 30, 2025 from the three months ended June 30, 2024 primarily due to an increase in interest and other debt financing expenses, excise tax expenses, and professional fees. Operating expenses per share for the three months ended June 30, 2025 and 2024 were $0.57 and $0.50, respectively.

Operating expenses remained relatively unchanged for the six months ended June 30, 2025 and 2024 at $41.0 million and $40.9 million, respectively. Operating expenses per share for the six months ended June 30, 2025 and 2024 were $1.11 and $1.03, respectively.

Management fees remained relatively unchanged for the three months ended June 30, 2025 and 2024 at $3.9 million and $3.9 million, respectively. Management fees per share for the three months ended June 30, 2025 and 2024 were $0.11 and $0.10 per share, respectively.

Management fees remained relatively unchanged for the six months ended June 30, 2025 and 2024 at $8.0 million and $7.9 million, respectively. Management fees per share for the six months ended June 30, 2025 and 2024 were $0.21 and $0.20 per share, respectively.

Incentive fees for the three months ended June 30, 2025 and 2024 were $3.5 million and $3.6 million, respectively. Incentive fees remained relatively unchanged for the three months ended June 30, 2025 from the three months ended June 30, 2024. For the three months ended June 30, 2025, $2.3 million of the incentive fees were payable in cash and $1.2 million were deferred and accrued. For the three months ended June 30, 2025, $2.9 million of the incentive fees were payable in cash and $0.7 million were deferred and accrued. Incentive fees per share for the three months ended June 30, 2025 and 2024 were $0.09 and $0.09, respectively.

Incentive fees for the six months ended June 30, 2025 and 2024 were $7.5 million and $8.3 million, respectively. Incentive fees decreased for the six months ended June 30, 2025 from the six months ended June 30, 2024 due to a decrease in net investment income. For the six months ended June 30, 2025, $5.4 million of the incentive fees were payable in cash and $2.1 million were deferred and accrued. For the six months ended June 30, 2024, $6.5 million of the incentive fees were payable in cash and $1.8 million were deferred and accrued. Incentive fees per share for the six months ended June 30, 2025 and 2024 were $0.20 and $0.20, respectively.

Net Investment Income

Net investment income for the three months ended June 30, 2025 and 2024 was $13.9 million and $14.6 million, respectively. Net investment income decreased for the three months ended June 30, 2025 from the three months ended June 30, 2024 primarily due to an increase in total operating expenses, offset by an increase in investment income. Net investment income per share for the three months ended June 30, 2025 and 2024 was $0.38 and $0.37, respectively.

Net investment income for the six months ended June 30, 2025 and 2024 was $29.5 million and $33.3 million, respectively. Net investment income decreased for the six months ended June 30, 2025 from the six months ended June 30, 2024 primarily due to a decrease in investment income. Net investment income per share for the six months ended June 30, 2025 and 2024 was $0.79 and $0.84, respectively.

Net Realized Gain (Loss) on Investments

The net realized loss on investments of $1.5 million for the three months ended June 30, 2025 was attributable to a realized loss on our senior secured term loan investment in JobGet Holdings, Inc. (fka Snagajob.com, Inc.) upon conversion to equity. There were no net realized gains or losses on investments for the three months ended June 30, 2024.

The net realized loss on investments of $4.5 million for the six months ended June 30, 2025 was attributable to a realized gain on our investment in Gynesonics, Inc. partially offset by realized losses on our investments in Quantum Corporation and JobGet Holdings, Inc. (fka Snagajob.com, Inc.). There were no net realized gains or losses on investments for the six months ended June 30, 2024.

Net Change in Unrealized Gain (Loss) on Investments

Net change in unrealized gain on investments of $4.4 million for the three months ended June 30, 2025 was primarily due to an increase in fair value of our investments in Blueshift Labs, Inc, Hurricane Cleanco Limited, FiscalNote Inc., and Kin Insurance, Inc. The increase in fair value was partially offset by a decrease in the fair value of our investments in 3PL Central LLC and Marley Spoon SE. Net change in unrealized loss on investments of $6.3 million for the three months ended June 30, 2024 was primarily due to a decrease in the fair value of our convertible note investment in Snagajob.com, Inc., our senior secured loans to Snagajob.com, Inc., Vesta Payment Solutions, Inc., and FiscalNote, Inc., offset by increases in our preferred stock investment in Carecloud, Inc., and our senior secured loan to Cloudpay, Inc.

Net change in unrealized loss on investments of $15.4 million for the six months ended June 30, 2025 was primarily due to a release of prior unrealized gain on our investment in Gynesonics, Inc. and a decrease in the fair value of our investments in JobGet Holdings, Inc. (fka Snagajob.com, Inc.), Marley Spoon SE, and zSpace, Inc. The decrease in fair value was partially offset by a release of prior unrealized loss on our investment in Quantum Corporation, accompanied by an increase in fair value of our investments in Blueshift Labs, Inc., Hurricane Cleanco Limited, FiscalNote Inc., and Kin Insurance, Inc. The net change in unrealized loss on investments of $12.9 million for the six months ended June 30, 2024 was primarily due to a decrease in the fair value of our convertible note and senior secured loan to Snagajob.com, Inc., our senior secured loans to FiscalNote, Inc., and Vesta Payment Solutions, Inc., and our common stock investment in Coginiti Corp.

Net Increase (Decrease) in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of $16.8 million for the three months ended June 30, 2025 when compared to a net increase in net assets resulting from operations of $8.3 million for the three months ended June 30, 2024.

We had a net decrease in net assets resulting from operations of $18.7 million for the six months ended June 30, 2025 when compared to a net increase in net assets resulting from operations of $20.3 million for the six months ended June 30, 2024.

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

During the three and six months ended June 30, 2025 and 2024, we primarily funded our operations from (i) cash receipts from interest, dividend, and fee income from our investment portfolio, (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments, and (iii) borrowings under our Credit Facility.

During the six months ended June 30, 2025, our operating activities provided $73.3 million of cash and cash equivalents, compared to $30.0 million in cash and cash equivalents provided by operating activities during the six months ended June 30, 2024. The $43.3 million increase in cash and cash equivalents provided by operating activities was primarily due to a decrease in purchases of investments.

During the six months ended June 30, 2025, our financing activities used $73.1 million of cash and cash equivalents, compared to $24.1 million of cash and cash equivalents used in financing activities during the six months ended June 30, 2024. The $48.9 million increase in cash and cash equivalents used in financing activities was primarily due to decreased net borrowing activity of $72.0 million offset by an increase in share repurchases of $23.5 million.

As of June 30, 2025, our net assets totaled $498.9 million, with a net asset value per share of $13.66. We intend to continue to operate in order to generate cash flows from operations, including income earned from investments in our portfolio companies. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

Available Liquidity and Capital Resources

As of June 30, 2025, we had $297.0 million in available liquidity, including $6.0 million in cash and cash equivalents, and $291.0 million available under our Credit Facility, subject to borrowing base capacity. As of June 30, 2025, we had $259.0 million of secured debt outstanding under our Credit Facility, which is a floating interest rate obligation and $264.3 million of unsecured debt outstanding under the 2026, 2027, and 2028 Notes, which are all fixed interest rate debt obligations. Refer to "Note 7 – Borrowings" to our consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional discussion of our debt obligations.

Pursuant to the 1940 Act, we are permitted to incur borrowings, issue debt securities, or issue preferred stock if, immediately after the borrowings or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock is at least 150%. As of June 30, 2025 and December 31, 2024, our asset coverage ratio was 195% and 192%, respectively.

As detailed above, our diverse and well-structured balance sheet is designed to provide a long-term focused and sustainable investment platform. Currently, we believe we have sufficient liquidity to support our near-term capital requirements.

Commitments and Obligations

Our significant contractual payment obligations relate to our borrowings and deferred incentive fees. As of June 30, 2025, we had $523.3 million in debt outstanding, $25.0 million of which was due within the next year, $239.3 million within 1 to 3 years, and $259.0 million beyond 3 years. As of June 30, 2025, we had $12.2 million of deferred incentive fees, $3.9 million of which was due within the next year, $5.8 million within 1 to 3 years, and $2.5 million beyond 3 years.

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

Our unfunded commitments may be significant from time to time. As of June 30, 2025, we had a total of $164.9 million in unfunded commitments which was comprised of $135.5 million to provide debt financing to our portfolio companies and $29.4 million in unfunded commitments to provide equity financing to Runway-Cadma I LLC. Unfunded contractual commitments depend upon a portfolio company reaching certain milestones before the debt commitment is available to the portfolio company, which is expected to affect our funding levels. These commitments are subject to the same underwriting and ongoing portfolio maintenance as the on-balance sheet financial instruments that we hold. From time to time, unfunded contractual commitments may expire without being drawn and thus do not represent future cash requirements. We maintain sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded commitments should the need arise. As of June 30, 2025, we had $35.7 million of available unfunded commitments to portfolio companies that are eligible to be drawn based on achieved milestones and $29.4 million in unfunded capital commitments to Runway-Cadma I LLC. Refer to "Note 8 – Commitments and Contingencies" to our consolidated financial statements in Part I, Item 1 of this Form 10-Q for a summary of unfunded commitments by portfolio company as of June 30, 2025.

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

On July 30, 2024, our Board of Directors approved a share repurchase program (the "Third Repurchase Program"), under which we were authorized to repurchase up to $15.0 million of our outstanding shares of common stock, at management's discretion from time to time in open-market transactions and in accordance with all applicable securities laws and regulations. We repurchased 1,199,867 shares in connection with the Third Repurchase Program for an aggregate purchase price of $12.5 million, exhausting the full approved amount of repurchases under the program.

On May 7, 2025, our Board of Directors approved a share repurchase program (the "Fourth Repurchase Program"), under which we may repurchase up to $25.0 million of our outstanding shares of common stock, at management's discretion from time to time in open-market transactions and in accordance with all applicable securities laws and regulations. If not renewed, the Fourth Repurchase Program will terminate upon the earlier of (i) May 7, 2026 or (ii) the repurchase of $25.0 million of our shares of common stock. From the inception of the Fourth Repurchase Program through June 30, 2025, we repurchased 815,408 shares for an aggregate purchase price of $8.1 million.

Distributions and Dividend Reinvestment Plan

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

During the three and six months ended June 30, 2025, we declared dividends in the amount of $13.1 million and $26.5 million, respectively, of which $12.8 million and $26.0 million, respectively, were distributed in cash with the remainder distributed in the form of 60,716 and 60,716 shares, respectively, of the our common stock purchased by us in the open market and distributed to stockholders pursuant to the Dividend Reinvestment Plan. For the three and six months ended June 30, 2024, we declared and paid dividends in the amount of $18.5 million and $37.6 million, respectively, of which $18.2 million and $37.0 million, respectively, were distributed in cash with the remainder distributed in the form of 24,066 and 44,597 shares, respectively, of the our common stock purchased by us in the open market and distributed to stockholders pursuant to the Dividend Reinvestment Plan.

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

Recent Developments

We evaluated events subsequent to June 30, 2025 through August 7, 2025. There have been no subsequent events that occurred during such period that would require recognition or disclosure, except as disclosed below.

Distributions

On August 6, 2025, our Board of Directors declared a regular distribution of $0.33 per share and a supplemental distribution of $0.03 per share for our stockholders of record as of August 18, 2025, each payable on or before September 2, 2025.

Recent Portfolio Activity

From July 1, 2025 through August 7, 2025, we completed $20.0 million of additional debt commitments, of which $16.8 million was funded upon closing. In addition, we funded $0.3 million in unfunded commitments on existing investments. We also received $22.4 million in debt prepayments and $0.2 million in proceeds from the sale of equity positions.

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

As of June 30, 2025, 96.7% of our performing debt portfolio investments bore interest at variable rates, of which 76.0% were based on SOFR and 24.0% were based on Prime. As a policy, any interest in excess of the cash cap, if applicable, as determined on an individual loan basis will accrue to principal and be treated as PIK interest. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase our investment income by a maximum of $17.3 million and decrease our investment income by a maximum of $10.9 million, due to certain floors, on an annual basis.

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

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments such as futures, options, SWAP contracts and foreign currency forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. As of June 30, 2025, we did not have any hedging instruments.

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

There have been no material changes known to us during the period ended June 30, 2025 to the risk factors discussed in "Risk Factors" in Part I, Item 1A of our annual report on Form 10-K, as modified by the Company's annual report on Form 10-K/A, for the fiscal year ended December 31, 2024, filed with the SEC on March 20, 2025 and March 27, 2025, respectively.

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

As part of our Fourth Repurchase Program, we have maintained repurchase plans in accordance with Rule 10b5-1 (the "Rule 10b5-1 Plan") promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). During the three and six months ended June 30, 2025, we repurchased 815,408 shares under the Fourth Repurchase Program. Future repurchases may be made as open market or privately negotiated transactions as described above. We have no obligation to repurchase stock under the Fourth Repurchase Program and may suspend or terminate the Fourth Repurchase Program at any time. As of June 30, 2025, the approximate dollar value of shares that may yet be repurchased under the Fourth Repurchase Program was $16.9 million.

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

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement (1)

3.2	Articles of Amendment (2)

3.3	Second Amended and Restated Bylaws (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a‑14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a‑14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents *

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 has been formatted in Inline XBRL.*

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

RUNWAY GROWTH FINANCE CORP.
Date: August 7, 2025
	By:	/s/ R. David Spreng
R. David Spreng
President, Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2025	By:	/s/ Thomas B. Raterman
Thomas B. Raterman
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)