Form 10-Q
period 2025-09-30
Runway Growth Finance Corp.
filed 2025-11-06
CIK 1653384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The issuer had 36,134,037 shares of common stock, $0.01 par value per share, outstanding as of November 4, 2025.

RUNWAY GROWTH FINANCE CORP.

FORM 10‑Q FOR THE QUARTER ENDED September 30, 2025

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

RUNWAY GROWTH FINANCE CORP.

Consolidated Statements of Assets and Liabilities

(In thousands, except share and per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Investments at fair value:
Non-control/non-affiliate investments at fair value (cost of $976,399 and $1,038,135, respectively)	$931,915	$1,005,328
Affiliate investments at fair value (cost of $4,551 and $59,198, respectively)	-	64,572
Control investments at fair value (cost of $13,233 and $6,550, respectively)	14,049	6,940
Total investments at fair value (cost of $994,183 and $1,103,883, respectively)	945,964	1,076,840
Cash and cash equivalents	7,917	5,751
Interest and fees receivable	8,038	8,141
Other assets	1,427	623
Total assets	963,346	1,091,355
Liabilities
Debt:
Credit facility	186,000	311,000
2026 Notes	25,000	95,000
2027 Notes	132,250	152,250
2028 Notes	107,000	-
Unamortized deferred financing costs	(6,744)	(5,918)
Total debt, less unamortized deferred financing costs	443,506	552,332
Incentive fees payable	16,295	14,106
Interest payable	9,990	7,743
Foreign currency forward contracts	640	-
Accrued expenses and other liabilities	3,389	2,305
Total liabilities	473,820	576,486
Commitments and contingencies (Note 8)
Net assets
Common stock, par value	361	373
Additional paid-in capital	545,504	557,992
Accumulated undistributed (overdistributed) earnings	(56,339)	(43,496)
Total net assets	$489,526	$514,869

Shares of common stock outstanding ($0.01 par value, 100,000,000 shares authorized)	36,134,037	37,347,428
Net asset value per share	$13.55	$13.79

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment income
From non-control/non-affiliate investments:
Interest income	$30,715	$32,253	$91,314	$97,643
Payment-in-kind interest income	4,219	2,757	11,857	9,294
Dividend income	252	-	758	-
Fee income	1,403	882	1,946	1,689
From affiliate investments:
Interest income	-	609	646	1,808
Fee income	-	-	256	-
Other income	158	150	515	419
Total investment income	36,747	36,651	107,292	110,853

Operating expenses
Management fees	3,963	3,865	11,916	11,763
Incentive fees	4,075	3,970	11,527	12,287
Interest and other debt financing expenses	10,630	11,379	32,681	33,106
Professional fees	556	528	1,687	1,443
Administration agreement expenses	705	472	1,993	1,508
Insurance expense	163	211	479	628
Tax expense	560	-	810	2
Other expenses	359	351	916	986
Total operating expenses	21,011	20,776	62,009	61,723
Net investment income	15,736	15,875	45,283	49,130

Net realized and net change in unrealized gain (loss)
Net realized gain (loss):
Non-control/non-affiliate investments	(1,318)	-	(5,705)	-
Affiliate investments	-	-	8,943	-
Net realized gain (loss) on investments	(1,318)	-	3,238	-
Net realized gain (loss) on forward contracts and foreign currency transactions	(12)	-	(23)	-
Net realized gain (loss)	(1,330)	-	3,215	-

Net change in unrealized gain (loss):
Non-control/non-affiliate investments	(7,473)	367	(11,677)	(11,182)
Affiliate investments	-	8,510	(9,925)	7,263
Control investments	367	297	426	176
Net change in unrealized gain (loss) on investments	(7,106)	9,174	(21,176)	(3,743)
Net change in unrealized gain (loss) on forward contracts and foreign currency transactions	719	-	(640)	-
Net change in unrealized gain (loss)	(6,387)	9,174	(21,816)	(3,743)

Net realized and unrealized gain (loss)	(7,717)	9,174	(18,601)	(3,743)

Net increase (decrease) in net assets resulting from operations	$8,019	$25,049	$26,682	$45,387
Net investment income per common share (basic and diluted)	$0.43	$0.41	$1.23	$1.25
Net increase (decrease) in net assets resulting from operations per common share (basic and diluted)	$0.22	$0.65	$0.72	$1.15
Weighted average shares outstanding (basic and diluted)	36,225,742	38,390,854	36,887,968	39,317,890

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Statements of Changes in Net Assets

(Unaudited)

(In thousands, except share data)

	Common Stock			Additional	Accumulated Undistributed
For the Three Months Ended September 30, 2025	Outstanding Shares (1)	Par Value	Treasury Stock (2)	Paid-in Capital	(Overdistributed) earnings	Total Net Assets
Balances at June 30, 2025	36,532,020	$365	$-	$549,859	$(51,350)	$498,874
Net investment income	-	-	-	-	15,736	15,736
Net realized gain (loss)	-	-	-	-	(1,330)	(1,330)
Net change in unrealized gain (loss)	-	-	-	-	(6,387)	(6,387)
Repurchase of common stock	(397,983)	(4)	-	(4,355)	-	(4,359)
Dividends paid to stockholders	-	-	-	-	(13,008)	(13,008)
Balances at September 30, 2025	36,134,037	$361	$-	$545,504	$(56,339)	$489,526

	Common Stock			Additional	Accumulated Undistributed
For the Nine Months Ended September 30, 2025	Outstanding Shares (1)	Par Value	Treasury Stock (2)	Paid-in Capital	(Overdistributed) earnings	Total Net Assets
Balances at December 31, 2024	37,347,428	$373	$-	$557,992	$(43,496)	$514,869
Net investment income	-	-	-	-	45,283	45,283
Net realized gain (loss)	-	-	-	-	3,215	3,215
Net change in unrealized gain (loss)	-	-	-	-	(21,816)	(21,816)
Repurchase of common stock	(1,213,391)	(12)	-	(12,488)	-	(12,500)
Dividends paid to stockholders	-	-	-	-	(39,525)	(39,525)
Balances at September 30, 2025	36,134,037	$361	$-	$545,504	$(56,339)	$489,526

	Common Stock			Additional	Accumulated Undistributed
For the Three Months Ended September 30, 2024	Outstanding Shares (1)	Par Value	Treasury Stock (2)	Paid-in Capital	(Overdistributed) earnings	Total Net Assets
Balances at June 30, 2024	38,547,295	$414	$(34,266)	$605,107	$(64,872)	$506,383
Net investment income	-	-	-	-	15,875	15,875
Net realized gain (loss)	-	-	-	-	-	-
Net change in unrealized gain (loss)	-	-	-	-	9,174	9,174
Acquisition of treasury stock (2)	(644,763)	-	(6,728)	-	-	(6,728)
Dividends paid to stockholders	-	-	-	-	(17,346)	(17,346)
Balances at September 30, 2024	37,902,532	$414	$(40,994)	$605,107	$(57,169)	$507,358

	Common Stock			Additional	Accumulated Undistributed
For the Nine Months Ended September 30, 2024	Outstanding Shares (1)	Par Value	Treasury Stock (2)	Paid-in Capital	(Overdistributed) earnings	Total Net Assets
Balances at December 31, 2023	40,509,269	$414	$(10,816)	$605,110	$(47,637)	$547,071
Net investment income	-	-	-	-	49,130	49,130
Net realized gain (loss)	-	-	-	-	-	-
Net change in unrealized gain (loss)	-	-	-	-	(3,743)	(3,743)
Acquisition of treasury stock (2)	(2,606,701)	-	(30,178)	-	-	(30,178)
Dividends paid to stockholders	-	-	-	-	(54,921)	(54,921)
Shares retired	(36)	-	-	(1)	-	(1)
Tax reclassification	-	-	-	(2)	2	-
Balances at September 30, 2024	37,902,532	$414	$(40,994)	$605,107	$(57,169)	$507,358
(1)
Number of shares is shown net of cumulative share repurchases of 5,246,541 and 3,478,046 shares as of September 30, 2025 and September 30, 2024, respectively.
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

RUNWAY GROWTH FINANCE CORP.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net increase in net assets resulting from operations	$26,682	$45,387
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(107,747)	(174,029)
Payment-in-kind interest	(11,449)	(9,582)
Sales or repayments of investments	235,483	147,041
Sales or maturities of U.S. Treasury Bills	-	42,029
Payments for derivative contracts	(930)	-
Proceeds from derivative contracts	905	-
Net realized (gain) loss on investments	(3,238)	-
Net realized (gain) loss on forward contracts and foreign currency transactions	23	-
Net change in unrealized (gain) loss on investments	21,176	3,743
Net change in unrealized (gain) loss on forward contracts and foreign currency transactions	640	-
Amortization of fixed income premiums or accretion of discounts and end-of-term payments	(3,349)	(8,293)
Amortization of deferred financing costs	2,665	2,555
Changes in operating assets and liabilities:
(Increase) decrease in interest and fees receivable	103	2,616
(Increase) decrease in other assets	(804)	697
Increase (decrease) in incentive fees payable	2,189	2,430
Increase (decrease) in interest payable	2,247	2,046
Increase (decrease) in accrued expenses and other liabilities	1,084	(772)
Net cash provided by (used in) operating activities	165,680	55,868
Cash flows from financing activities
Payments of deferred financing costs	(3,491)	(121)
Borrowings under credit facility	160,000	182,000
Repayments under credit facility	(285,000)	(152,000)
Proceeds from 2028 Notes	107,000	-
Repayments of 2026 Notes	(70,000)	-
Repayments of 2027 Notes	(20,000)	-
Acquisition of treasury shares	-	(30,178)
Retirement of shares	-	(1)
Repurchase of common stock	(12,500)	-
Dividends paid to stockholders	(39,525)	(54,921)
Net cash (used in) provided by financing activities	(163,516)	(55,221)
Effect of foreign currency exchange rates	2	-
Net increase (decrease) in cash and cash equivalents	2,166	647
Cash and cash equivalents at beginning of period	5,751	2,970
Cash and cash equivalents at end of period	$7,917	$3,617
Supplemental and non-cash financing cash flow information:
Taxes paid	$390	$616
Interest paid	26,043	26,367

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Debt Investments
	Application Software
Airship Group, Inc.	Senior Secured	SOFR+3.75%, 9.08% floor, 3.00% PIK, 3.25% ETP	6/28/2024	6/15/2028	50,263	50,049	50,632	(10) (11) (12)
Blueshift Labs, Inc.	Senior Secured	SOFR+8.25% PIK, 11.25% floor, 1.50% ETP	12/19/2023	12/15/2028	27,702	27,529	23,272	(10) (11)
Blueshift Labs, Inc.	Senior Secured	SOFR+8.25% PIK, 11.25% floor	12/12/2024	12/15/2028	532	532	941	(10) (22)
Blueshift Labs, Inc.	Senior Secured	SOFR+8.25% PIK, 11.25% floor	9/25/2025	12/15/2028	750	743	998	(10) (22)
CarNow, Inc.	Senior Secured	SOFR+7.25%, 11.75% floor, 1.60% ETP	3/22/2024	3/22/2029	20,000	18,135	18,804	(11) (12)
Piano Software, Inc.	Senior Secured	SOFR+7.25%, 11.25% floor, 1.50% ETP	12/31/2024	12/31/2029	43,000	42,126	42,864	(11) (12)
VTX Intermediate Holdings, Inc. (dba VertexOne)	Senior Secured	SOFR+7.00%, 8.00% floor, 1.00% PIK, 3.00% ETP	12/12/2024	9/24/2029	35,270	35,093	34,895	(10) (11) (12)
VTX Intermediate Holdings, Inc. (dba VertexOne)	Second Lien	FIXED 12.50% PIK, 31.05% ETP	12/12/2024	9/24/2029	6,426	6,185	6,210	(10) (11)
Zinnia Corporate Holdings, LLC	Senior Secured	SOFR+5.50%, 7.50% floor	9/23/2024	9/21/2029	40,000	39,326	40,020	(12)
	Total Application Software - 44.66%*					219,718	218,636

	Commercial & Professional Services
Bombora, Inc.	Senior Secured	SOFR+4.75%, 6.75% floor, 3.25% PIK, 1.10% ETP	12/26/2023	1/15/2028	30,634	30,652	30,802	(10) (11) (12)
Elevate Services, Inc.	Senior Secured	SOFR+7.50%, 12.78% floor, 0.50% ETP	7/10/2023	7/10/2027	39,000	38,231	39,195	(11) (12)
Shepherd Intermediate, LLC (dba FHAS)	Senior Secured	SOFR+7.25%, 8.25% floor	7/10/2025	7/10/2030	7,500	7,376	7,391	(12)
Shepherd Intermediate, LLC (dba FHAS) (Revolver)	Senior Secured	SOFR+7.25%, 8.25% floor	7/10/2025	7/10/2030	N/A	(6)	-	(12)
Swing Education, Inc.	Senior Secured	SOFR+7.00%, 10.80% floor, 3.50% ETP	6/27/2025	6/15/2029	8,000	7,886	7,887	(11) (12)
Swing Education, Inc. (Revolver)	Senior Secured	SOFR+6.65%, 10.45% floor	6/27/2025	6/1/2028	N/A	(183)	-	(12)
	Total Commercial & Professional Services - 17.42%*					83,956	85,275

	Consumer Staples Distribution & Retail
Marley Spoon SE	Senior Secured	SOFR+ 8.75% PIK, 9.51% floor, 1.00% ETP	6/30/2021	6/15/2027	43,863	44,014	34,469	(6) (9) (10) (11) (18)
Marley Spoon SE	Senior Secured	SOFR+ 8.75% PIK, 9.51% floor	2/28/2025	6/15/2027	2,892	2,892	2,273	(6) (9) (10) (18)
Marley Spoon SE	Senior Secured	SOFR+ 8.75% PIK, 9.51% floor	5/20/2025	11/15/2025	3,975	3,975	3,124	(6) (9) (10) (18)
	Total Consumer Staples Distribution & Retail - 8.14%*					50,881	39,866

	Financial Services
Autobooks, Inc.	Senior Secured	SOFR+7.50%, 11.77% floor, 2.75% ETP	5/5/2025	2/5/2028	28,600	28,011	28,020	(11) (12)
Hurricane Cleanco Limited	Senior Secured	FIXED 6.25%, 6.25% PIK	12/31/2024	11/22/2029	30,006	28,052	30,352	(5) (9) (10) (21)
Vesta Payment Solutions, Inc.	Senior Secured	SOFR+7.00%, 9.00% floor, 6.00% ETP	11/29/2022	11/15/2026	25,000	25,848	22,146	(11)
	Total Financial Services - 16.45%*					81,911	80,518

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

September 30, 2025

(In thousands, except share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Debt Investments
	Health Care Equipment & Services
EBR Systems, Inc.	Senior Secured	PRIME+4.90%, 8.90% floor, 4.50% ETP	6/30/2022	6/15/2027	40,000	40,509	41,011	(11) (12) (16)
Mingle Healthcare Solutions, Inc.	Senior Secured	SOFR+9.75%, 12.26% floor, 10.50% ETP	8/15/2018	12/15/2026	4,127	4,757	2,363	(11) (26)
Moximed, Inc.	Senior Secured	PRIME+5.25%, 8.75% floor, 3.50% ETP	6/24/2022	7/1/2027	15,000	15,198	15,427	(11) (12)
Onward Medical, N.V.	Senior Secured	SOFR+6.50%, 10.75% floor, 2.50% ETP	6/28/2024	6/15/2028	17,088	16,833	17,080	(8) (9) (11) (12) (17)
Route 92 Medical, Inc.	Senior Secured	SOFR+7.00%, 9.00% floor, 3.95% ETP	3/31/2025	3/31/2029	35,000	34,317	34,746	(11) (12)
	Total Health Care Equipment & Services - 22.60%*					111,614	110,627

	Household & Personal Products
Madison Reed, Inc.	Senior Secured	PRIME+5.00%, 12.50% floor, 3.00% ETP	8/29/2025	8/29/2029	40,000	39,230	39,234	(11) (12)
	Total Household & Personal Products - 8.01%*					39,230	39,234

	Insurance
Kin Insurance, Inc.	Senior Secured	PRIME+5.00%, 12.00% floor, 2.00% ETP	8/13/2025	8/13/2029	45,000	43,782	43,786	(11) (12)
	Total Insurance - 8.95%*					43,782	43,786

	Media & Entertainment
Skillshare, Inc.	Senior Secured	SOFR+6.75%, 10.96% floor, 2.00% ETP	8/15/2025	2/8/2029	12,614	12,458	12,462	(11) (12)
Snap! Mobile, Inc.	Senior Secured	SOFR+7.50%, 12.10% floor, 3.83% ETP	9/30/2024	9/30/2028	18,000	17,699	17,724	(11) (12)
	Total Media & Entertainment - 6.17%*					30,157	30,186

	Systems Software
3PL Central LLC (dba Extensiv)	Senior Secured	SOFR+7.00%, 9.00% floor, 5.00% ETP	11/9/2022	3/31/2026	72,290	75,421	70,266	(11) (12)
Digicert, Inc.	Senior Secured	SOFR+5.75%, 6.50% floor	7/30/2025	7/30/2030	9,327	9,191	9,362	(12) (28)
Digicert, Inc. (Revolver)	Senior Secured	SOFR+5.75%, 6.50% floor	7/30/2025	7/30/2030	N/A	(9)	-	(12) (28)
Circadence Corporation	Senior Secured	SOFR+9.50%, 12.26% floor, 7.50% ETP	12/20/2018	12/15/2025	22,002	23,352	19,358	(11)
Synack, Inc.	Senior Secured	SOFR+7.00%, 11.07% floor, 1.00% ETP	12/29/2023	12/29/2028	45,000	44,887	45,074	(11) (12)
	Total Systems Software - 29.43%*					152,842	144,060

	Technology Hardware & Equipment
Brivo, Inc.	Senior Secured	SOFR+7.25%, 11.29% floor, 2.53% ETP	12/27/2024	12/15/2029	40,000	39,856	41,003	(11) (12)
Dejero Labs Inc.	Second Lien	SOFR+8.00%, 8.50% floor, 2.00% PIK, 3.00% ETP	12/22/2021	12/22/2025	14,685	15,036	14,967	(7) (9) (10) (11) (12)
Linxup, LLC	Senior Secured	PRIME+3.25%, 11.75% floor, 2.25% ETP	11/3/2023	11/15/2027	30,000	29,983	30,655	(11) (12)
	Total Technology Hardware & Equipment - 17.70%*					84,875	86,625

Total Debt Investments - 179.53%*						898,966	878,813

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

September 30, 2025

(In thousands, except share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Equity Investments
	Application Software
Aria Systems, Inc.	Equity	Series G Preferred Stock	7/10/2018	N/A	289,419	250	323	(13)
VTX Holdings, LLC	Equity	Series C Preferred Units	12/12/2024	N/A	3,015,219	143	23	(13)
	Total Application Software - 0.07%*					393	346

	Commercial & Professional Services
FiscalNote, Inc.	Equity	Common Stock	10/19/2020	N/A	19,240	438	89	(13) (14) (19)
JobGet Holdings, Inc. (fka Snagajob.com, Inc.)	Equity	Series C-1 Preferred Stock	11/15/2024	N/A	476,564	39,275	27,200	(13) (27)
JobGet Holdings, Inc. (fka Snagajob.com, Inc.)	Equity	Series C-2 Preferred Stock	11/15/2024	N/A	16,963	-	-	(13) (27)
	Total Commercial & Professional Services - 5.57%*					39,713	27,289

Consumer Staples Distribution & Retail
Marley Spoon SE	Equity	Common Stock	7/7/2023	N/A	46,004	410	19	(6) (9) (13) (18) (19) (21)
	Total Consumer Staples Distribution & Retail - 0.00%*					410	19

	Health Care Equipment & Services
CareCloud, Inc.	Equity	8.75% Series A Cumulative Redeemable Perpetual Preferred Stock	1/8/2020	N/A	462,064	12,132	9,669	(15)
	Total Health Care Equipment & Services - 1.98%*					12,132	9,669

	Media & Entertainment
Minute Media Inc.	Equity	Preferred Stock	12/13/2023	N/A	1,039	120	171	(5) (9) (13)
Minute Media Inc.	Equity	Common Stock	12/13/2023	N/A	136	16	21	(5) (9) (13)
	Total Media & Entertainment - 0.04%*					136	192

Total Equity Investments - 7.66%*						52,784	37,515

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

September 30, 2025

(In thousands, except share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants
	Application Software
3DNA Corp. (dba NationBuilder)	Warrants	Series C-1 Preferred Stock	12/28/2018	12/28/2028	273,164	104	-	(13)
Airship Group, Inc.	Warrants	Series F Preferred Stock	6/28/2024	6/28/2034	519,313	414	442	(13)
Aria Systems, Inc.	Warrants	Series G Preferred Stock	6/29/2018	6/29/2028	2,387,705	1,048	1,329	(13)
Blueshift Labs, Inc.	Warrants	Success fee	12/19/2023	N/A	N/A	167	166	(13) (20)
CarNow, Inc.	Warrants	Common Stock	3/22/2024	3/22/2034	200,000	2,400	3,026	(13)
INRIX, Inc.	Warrants	Common Stock	7/26/2019	7/26/2029	150,804	522	326	(13)
JWP Holdco LLC (fka Longtail Ad Solutions, Inc.)	Warrants	Common Units	12/12/2019	12/12/2029	167,827	47	-	(13)
Piano Software, Inc.	Warrants	Series D Preferred Stock	12/31/2024	12/31/2034	119,978	348	491	(13)
Predactiv, Inc. (fka Sharethis, Inc.)	Warrants	Series D-3 Preferred Stock	12/3/2018	12/3/2028	647,615	2,162	-	(13)
	Total Application Software - 1.18%*					7,212	5,780

	Commercial & Professional Services
AllClear ID, Inc.	Warrants	Common Stock	8/31/2017	8/31/2027	870,514	1,750	-	(13)
Bombora, Inc.	Warrants	Common Stock	3/31/2021	3/31/2031	121,581	174	113	(13)
Bombora, Inc.	Warrants	Common Stock	12/26/2023	12/26/2033	54,711	48	51	(13)
CloudPay, Inc.	Warrants	Series B Preferred Stock	6/30/2020	6/30/2030	11,273	218	1,311	(5) (9) (13)
CloudPay, Inc.	Warrants	Series D Preferred Stock	8/17/2021	8/17/2031	3,502	52	86	(5) (9) (13)
CloudPay, Inc.	Warrants	Series D Preferred Stock	9/26/2022	9/26/2032	5,252	176	130	(5) (9) (13)
Elevate Services, Inc.	Warrants	Series C Preferred Stock	7/10/2023	7/10/2033	248,997	447	416	(13)
Elevate Services, Inc.	Warrants	Series C Preferred Stock	7/17/2024	7/17/2034	236,549	377	536	(13)
FiscalNote, Inc.	Warrants	Earnout	7/29/2022	7/29/2027	N/A	127	-	(13) (14) (20)
JobGet Holdings, Inc. (fka Snagajob.com, Inc.)	Warrants	Series B-1 Preferred Stock	9/29/2021	9/29/2031	763,269	343	-	(13)
Swing Education, Inc.	Warrants	Series C Preferred Stock	6/27/2025	6/27/2035	196,160	19	23	(13)
	Total Commercial & Professional Services - 0.54%*					3,731	2,666

	Financial Services
Autobooks, Inc.	Warrants	Success Fee	5/5/2025	N/A	N/A	489	508	(13) (20)
Betterment Holdings, Inc.	Warrants	Common Stock	10/6/2023	10/6/2033	7,680	35	60	(13)
Betterment Holdings, Inc.	Warrants	Common Stock	10/6/2023	10/6/2033	9,818	40	68	(13)
Credit Sesame, Inc.	Warrants	Common Stock	1/7/2020	1/7/2030	191,601	425	529	(13)
	Total Financial Services - 0.24%*					989	1,165

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

September 30, 2025

(In thousands, except share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
	Health Care Equipment & Services
Allurion Technologies, Inc.	Warrants	Common Stock	3/30/2021	3/30/2031	5,320	282	-	(13) (14)
Allurion Technologies, Inc.	Warrants	Common Stock	6/14/2022	3/30/2031	1,851	141	-	(13) (14)
Allurion Technologies, Inc.	Warrants	Common Stock	9/15/2022	9/15/2032	1,850	144	-	(13) (14)
Allurion Technologies, Inc.	Warrants	Earnout	8/2/2023	8/1/2028	N/A	-	-	(13) (14) (20)
EBR Systems, Inc.	Warrants	Success fee	6/30/2022	6/30/2032	N/A	605	602	(13) (16) (20)
Mingle Healthcare Solutions, Inc.	Warrants	Series CC Preferred Stock	8/15/2018	8/15/2028	1,770,973	492	-	(13)
Moximed, Inc.	Warrants	Series C Preferred Stock	6/24/2022	6/24/2032	214,285	175	28	(13)
Nalu Medical, Inc.	Warrants	Series D-2 Preferred Stock	10/12/2022	10/12/2032	91,717	173	30	(13)
Onward Medical, N.V.	Warrants	Common Stock	6/28/2024	9/26/2034	165,338	340	459	(8) (9) (13) (17) (21)
Route 92 Medical, Inc.	Warrants	Success fee	3/31/2025	3/31/2035	N/A	833	649	(13) (20)
SetPoint Medical Corporation	Warrants	Series B Preferred Stock	6/29/2021	6/29/2031	400,000	14	142	(13)
SetPoint Medical Corporation	Warrants	Series B Preferred Stock	12/29/2022	12/29/2032	600,000	74	213	(13)
VERO Biotech LLC	Warrants	Success fee	12/29/2020	12/29/2025	N/A	377	-	(13) (20)
	Total Health Care Equipment & Services - 0.43%*					3,650	2,123

	Household & Personal Products
Madison Reed, Inc.	Warrants	Success fee	8/29/2025	N/A	N/A	404	414	(13) (20)
	Total Household & Personal Products - 0.08%*					404	414

	Insurance
Kin Insurance, Inc.	Warrants	Series D-3 Preferred Stock	9/26/2022	9/26/2032	62,364	426	374	(13)
Kin Insurance, Inc.	Warrants	Series E Preferred Stock	8/13/2025	8/13/2035	15,928	818	819	(13)
	Total Insurance - 0.25%*					1,244	1,193

	Media & Entertainment
Skillshare, Inc.	Warrants	Success fee	8/15/2025	N/A	N/A	337	309	(13) (20)
Snap! Mobile, Inc.	Warrants	Series B Preferred Stock	9/30/2024	9/30/2034	19,140	345	293	(13)
	Total Media & Entertainment - 0.12%*					682	602

	Pharmaceuticals, Biotechnology & Life Sciences
Mustang Bio, Inc.	Warrants	Common Stock	3/4/2022	3/4/2032	997	315	-	(13) (15)
	Total Pharmaceuticals, Biotechnology & Life Sciences - 0.00%*					315	-

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

September 30, 2025

(In thousands, except share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants
	Systems Software
Circadence Corporation	Warrants	Series A-6 Preferred Stock	12/20/2018	12/20/2028	1,538,462	3,630	-	(13)
Circadence Corporation	Warrants	Series A-6 Preferred Stock	10/31/2019	10/31/2029	384,615	846	-	(13)
Circadence Corporation	Warrants	Success fee	12/21/2023	N/A	N/A	304	433	(13) (20)
Scale Computing, Inc.	Warrants	Common Stock	3/29/2019	3/29/2029	9,665,667	346	-	(13)
Synack, Inc.	Warrants	Common Stock	12/29/2023	6/30/2032	131,521	168	191	(13)
	Total Systems Software - 0.13%*					5,294	624

	Technology Hardware & Equipment
Brivo, Inc.	Warrants	Series A-2 Preferred Stock	10/20/2022	10/20/2032	201,000	98	371	(13)
Brivo, Inc.	Warrants	Series A-2 Preferred Stock	12/27/2024	12/27/2034	32,109	43	59	(13)
Dejero Labs Inc.	Warrants	Common Stock	5/31/2019	5/31/2029	333,621	192	125	(7) (9) (13)
Linxup, LLC	Warrants	Success fee	11/3/2023	11/3/2033	N/A	253	241	(13) (20)
RealWear, Inc.	Warrants	Series A-1 Preferred Stock	10/5/2018	10/5/2028	73,746	89	134	(13)
RealWear, Inc.	Warrants	Common Stock	10/5/2018	10/5/2028	38,705	47	1	(13)
RealWear, Inc.	Warrants	Series A-1 Preferred Stock	12/28/2018	12/28/2028	14,749	16	27	(13)
RealWear, Inc.	Warrants	Common Stock	12/28/2018	12/28/2028	7,742	9	-	(13)
RealWear, Inc.	Warrants	Series A-1 Preferred Stock	6/27/2019	6/27/2029	81,251	250	61	(13)
RealWear, Inc.	Warrants	Common Stock	6/27/2019	6/27/2029	42,643	131	1	(13)
	Total Technology Hardware & Equipment - 0.21%*					1,128	1,020

Total Warrants - 3.18%*						24,649	15,587

Total Non-Control/Non-Affiliate Investments - 190.37%*						976,399	931,915

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

September 30, 2025

(In thousands, except share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Affiliate Investments								(24)
Equity Investments
	Application Software
Coginiti Corp	Equity	Common Stock	3/9/2020	N/A	1,040,160	4,551	-	(13)
	Total Application Software - 0.00%*					4,551	-

Total Equity Investments - 0.00%*						4,551	-

Warrants
	Application Software
Coginiti Corp	Warrants	Common Stock	3/9/2020	3/9/2030	811,770	-	-	(13)
	Total Application Software - 0.00%*					-	-

Total Warrants - 0.00%*						-	-

Total Affiliate Investments - 0.00%*						4,551	-

Control Investments								(25)
Equity Investments
	Commercial & Professional Services
Pivot3, Inc.	Equity	100% Equity Interest	12/31/2023	N/A	N/A	950	1,194	(23)
	Total Commercial & Professional Services - 0.24%*					950	1,194

	Multi-Sector Holdings
Runway-Cadma I LLC	Equity	50% Equity Interest	3/6/2024	N/A	N/A	12,283	12,855	(9)
	Total Multi-Sector Holdings - 2.63%*					12,283	12,855

Total Equity Investments - 2.87%*						13,233	14,049

Total Control Investments - 2.87%*						13,233	14,049

Total Investments - 193.24%*						$994,183	$945,964

Foreign Currency Forward Contracts

Foreign Currency	Counterparty	Maturity Date	Notional Amount to be Sold (£)	Notional Amount to be Purchased ($)	Unrealized Gain (Loss) ($)
Great British Pound (GBP)	Canadian Imperial Bank of Commerce	12/8/2025	384	505	(10)
Great British Pound (GBP)	Canadian Imperial Bank of Commerce	5/14/2026	21,964	28,873	(630)
Total					$(640)

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

September 30, 2025

(1)

Disclosures of interest rates on notes include cash interest rates and payment-in-kind ("PIK") interest rates, as applicable. Unless otherwise indicated, all of the Company's variable interest debt instruments bear interest at a rate determined by reference to the U.S. Prime Rate ("PRIME") or the 1-month or 3-month Secured Overnight Financing Rate ("SOFR"). At September 30, 2025, the U.S. PRIME Rate was 7.25%, the 1-Month SOFR was 4.13%, and the 3-Month SOFR was 3.98%.

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

(3)	Investments are held at Fair Value net of the Fair Value of Unfunded Commitments. Refer to "Note 8 – Commitments and Contingencies" for additional detail.
(4)	All portfolio companies are domiciled in the United States, unless otherwise noted.
(5)	Portfolio company is domiciled in the United Kingdom. Fair value of United Kingdom domiciled investments represents 6.55% of net assets.
(6)	Portfolio company is domiciled in Germany. Fair value of German domiciled investments represents 8.15% of net assets.
(7)	Portfolio company is domiciled in Canada. Fair value of Canadian domiciled investments represents 3.08% of net assets.
(8)	Portfolio company is domiciled in the Netherlands. Fair value of Dutch domiciled investments represents 3.58% of net assets.
(9)

Investment is not a qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. The fair value of non-qualifying assets represents 12.19% of total assets as of September 30, 2025. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying assets until such time as it complies with the requirements of Section 55(a).

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

(23)

The assets recovered on the senior secured term loan to Pivot3, Inc. were contributed to P3 Holdco LLC by the Company, a wholly owned subsidiary of the Company. For more information, refer to "Note 2 – Summary of Significant Accounting Policies, Principles of Consolidation".

(24)

Affiliate portfolio company as defined under the 1940 Act in which the Company owns between 5% and 25% (inclusive) of the investment's voting securities and does not have rights to maintain greater than 50% representation on the board.

(25)	Control portfolio company, as defined under the 1940 Act, in which the Company owns more than 25% of the investment’s voting securities or has greater than 50% representation on its board.
(26)	Investment is on non-accrual status as of September 30, 2025 and is therefore considered non-income producing.
(27)	JobGet Holdings, Inc. (fka Snagajob.com, Inc.) has the right of first refusal on sale of preferred stock.
(28)	Investment is classified as a Level 1 asset due to being actively traded in the insitutional loan market.
*	Fair value as a percentage of net assets.

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

(24)

The assets recovered on the senior secured term loan to Pivot3, Inc. were contributed to P3 Holdco LLC by the Company, a wholly owned subsidiary of the Company. For more information, refer to "Note 2 – Summary of Significant Accounting Policies, Principles of Consolidation".

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited consolidated financial statements of the Company are prepared on the accrual basis of accounting in conformity with U.S. Generally Accepted Accounting Principles ("U.S. GAAP") and pursuant to the requirements for reporting on Form 10‑Q and in compliance with Regulation S-X under the Securities Exchange Act of 1934, as amended. The Company is an investment company following the specialized accounting and reporting guidance specified in the Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification ("ASC") Topic 946, Financial Services - Investment Companies ("ASC 946").

In management’s opinion, all adjustments necessary for the fair presentation of the interim financial statements have been included. These adjustments are of a normal recurring nature. The results of operations for the current interim period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2025. The interim unaudited consolidated financial statements and notes hereto should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K, as modified by the Company's annual report on Form 10-K/A, for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the "SEC") on March 20, 2025 and March 27, 2025, respectively.

Runway-Cadma I LLC

The Company entered into a joint venture agreement, effective as of March 6, 2024, with Cadma Capital Partners LLC ("Cadma") to create and co-manage Runway-Cadma I LLC (the "JV"). The JV may invest in secured loans to growth-stage companies that have been originated by the Company. The Company and Cadma have equal ownership of the JV and each committed to provide $35.0 million of the total $70.0 million in equity capital. All portfolio decisions and generally all other actions with respect to the JV must be approved by the board of managers of the JV, consisting of an equal number of representatives of the Company and Cadma. Capital contributions are called from the Company and Cadma on a pro-rata basis based on their total capital commitments. For more information, refer to "Note 3 – Related Parties."

Principles of Consolidation

Under ASC 946, the Company is precluded from consolidating portfolio company investments, including those in which it has a controlling interest, unless the portfolio company is another investment company that is substantially wholly owned by it. An exception to this general principle occurs if the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception. Therefore, the Company’s investment portfolio is carried on the Consolidated Statements of Assets and Liabilities at fair value, as discussed further in "Note 4 - Investments," with any adjustments to fair value recognized as "Net change in unrealized gain (loss) on investments" on the Consolidated Statements of Operations.

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

The Company has determined that the JV is an investment company under ASC Topic 946. However, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary, which is an extension of the operations of the Company, or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its interest in the JV as it is not a substantially wholly owned investment company subsidiary of the Company. In addition, the JV is not an operating company and the Company does not control the JV due to the allocation of voting rights among the JV members. As a result, the JV is accounted for as a portfolio investment of the Company held at fair value and not included as a consolidated subsidiary in the Company's financial statements. Refer to the Consolidated Schedule of Investments for the Company’s equity interest in Pivot3 and the JV as of September 30, 2025 and December 31, 2024.

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

Cash and Cash Equivalents

Cash consists solely of funds deposited with financial institutions, while cash equivalents consist of short-term liquid investments in money market funds. Cash and cash equivalents are carried at cost, which approximates fair value. As of September 30, 2025 and December 31, 2024, $7.7 million and $4.0 million was invested in money market funds, respectively. Dividends earned from money market funds are recorded in "Other income" on the Consolidated Statements of Operations. The Company may hold foreign cash from time to time as a result of transactions related to investments denominated in foreign currencies. Foreign cash includes the value of foreign currencies held and translated to U.S. dollars using the prevailing foreign exchange rates as of September 30, 2025. Temporary fluctuations in any foreign currency held on the balance sheet date are recorded in "Net change in unrealized gain (loss) on forward contracts and foreign currency transactions" on the Consolidated Statements of Operations. Any realized gains or losses recognized upon foreign currency translated into local currency are recorded in "Net realized gain (loss) on forward contracts and foreign currency transactions" on the Consolidated Statements of Operations.

Investments Denominated in Foreign Currency

At each balance sheet date, portfolio company investments denominated in foreign currencies and any related receivables are translated into U.S. dollars using the spot exchange rate on the last business day of the period. Purchases and sales of foreign portfolio company investments, and any income from such investments, are translated into U.S. dollars using the rates of exchange prevailing on the respective dates of such transactions. As of September 30, 2025 and December 31, 2024, the Company held two investments denominated in British pound sterling, and one investment denominated in Euros. Refer to the Consolidated Schedule of Investments and respective footnotes to the Consolidated Schedule of Investments for more details on the portfolio company investments held in foreign currencies as of September 30, 2025 and December 31, 2024.

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

The Company currently holds, and expects to hold in the future, some investments in its portfolio with payment-in-kind ("PIK") interest provisions. PIK interest is computed at the contractual rate specified in each loan agreement and is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount of income the Company is required to distribute to stockholders to maintain its qualification as a RIC for U.S. federal income tax purposes. For the three and nine months ended September 30, 2025, 11.5% and 11.1%, respectively, of the Company’s total investment income was attributable to non-cash PIK interest. For the three and nine months ended September 30, 2024, 7.5% and 8.4%, respectively, of the Company’s total investment income was attributable to non-cash PIK interest.

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

Debt and Deferred Financing Costs

The debt of the Company is carried at amortized cost on the Consolidated Statements of Assets and Liabilities, which is comprised of the principal amount borrowed, net of unamortized debt financing costs. Debt financing costs ("DFC") are fees and other direct incremental costs incurred by the Company in relation to debt financing and are amortized over the life of the related debt instrument or the life of such cost's respective service, if shorter, using the straight-line method, which closely approximates the effective yield method. Amortization of such debt financing costs and interest expense on the outstanding principal balance are recorded in "Interest and other debt financing expenses" on the Consolidated Statements of Operations. Debt financing costs that have not yet been amortized are recorded as "Unamortized deferred financing costs" on the Consolidated Statements of Assets and Liabilities. To the extent there are no outstanding borrowings, the deferred financing costs are presented as an asset on the Consolidated Statements of Assets and Liabilities. Accrued but unpaid interest is included within "Interest payable" on the Consolidated Statements of Assets and Liabilities. For more information, refer to "Note 7 – Borrowings."

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

The following table summarizes the cost, fair value, and types of income not recorded in "Interest income" on the Consolidated Statements of Operations related to senior secured term loans on non-accrual status as of September 30, 2025 and December 31, 2024 (in thousands):

	Date of Non-Accrual	Forgone Interest Income	Forgone Accretion of OID and ETP	Total Forgone Income	Cost Basis	Fair Value	Fair Value as a % of Total Portfolio
As of September 30, 2025
Investment
Mingle Healthcare Solutions, Inc.	1/1/2024	$1,162	$-	$1,162	$4,757	$2,363	0.25%
Total		$1,162	$-	$1,162	$4,757	$2,363	0.25%

As of December 31, 2024
Investment
JobGet Holdings, Inc. (fka Snagajob.com, Inc.)	3/31/2024	$4,243	$283	$4,526	$3,774	$3,431	0.32%
Mingle Healthcare Solutions, Inc.	1/1/2024	687	-	687	4,952	2,148	0.20
Total		$4,930	$283	$5,213	$8,726	$5,579	0.52%

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

The Company’s investments are primarily loans made to and equity and warrants of small companies with potential for fast growth focused in technology, healthcare, business services, and other high-growth industries. These investments are generally considered Level 3 assets under ASC 820 because there is typically no known or accessible market or market indices for these types of debt and equity instruments and, thus, the Board of Directors must determine the fair value of these investment securities based on models utilizing unobservable inputs.

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

Debt Investments

To determine the fair value of the Company’s debt investments, the Company compares the cost basis of the debt investment, which includes OID and ETP, to the resulting fair value determined using a discounted cash flow model, unless another model is more appropriate based on the circumstances at the measurement date. The discounted cash flow approach entails analyzing the interest rate spreads for recently completed financing transactions that are similar in nature to the Company’s investments, in order to determine reasonable effective market interest rates for its investments. The range of interest rate spreads utilized is based on borrowers with similar credit profiles. All remaining expected cash flows of the investment are discounted using the calculated interest rate to determine a fair value for the debt investment.

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

Under certain circumstances, the Company may use an alternative technique to value the debt investments that better reflects the fair value of the investment, such as the price paid or realized in a recently completed transaction or a binding offer received in an arms-length transaction, the use of multiple probability-weighted cash flow models when the expected future cash flows contain elements of variability, estimates of proceeds that would be received in a liquidation scenario, or active market quotes for institutionally traded debt.

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

Earnouts are considered contingent considerations. If a contingent consideration will result in cash proceeds, a scenario-based method is utilized. The value of the contingent consideration is determined based on the probability weighted value of the contingent consideration being achieved. If the contingent consideration is shares in a public company and based on the public stock price, the contingent consideration is valued using the barrier option pricing methodology, which utilizes the public company stock price and applicable discounts being considered in the valuation.

In certain cases, the Company may apply alternative valuation methods to more accurately estimate the fair value of warrants. These may include the Current Value Method or other approaches deemed appropriate under the circumstances. Such methods may be used when a warrant is expected to settle in the near term, includes a put feature, or when there is a recent arm’s-length transaction or binding offer that provides relevant pricing information. Other approaches, such as a waterfall analysis or a model based on a warrant’s redemption value, may also be considered. The Current Value Method determines the warrant’s value based on its current redemption or liquidation value, considering the enterprise value and the rights and preferences of all debt and equity securities in the company’s capital structure.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. If the Company determines that the estimated current year taxable income will exceed the estimated dividend distributions for the current year from such income, the Company accrues excise tax on estimated excess taxable income as such taxable income is earned. Differences between taxable income and net increase in net assets resulting from operations either can be temporary, meaning they will reverse in the future, or permanent. In accordance with ASC 946, permanent tax differences are reclassified from accumulated undistributed earnings to paid-in-capital at the end of each year and have no impact on total net assets. For more information, refer to "Note 10 – Income Taxes."

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted-average number of common shares outstanding for the period presented. For the three and nine months ended September 30, 2025 and 2024, basic and diluted earnings (loss) per share of common stock were the same because there were no potentially dilutive securities outstanding. Per share data is based on the weighted-average shares outstanding.

Comprehensive Income

The Company reports all changes in comprehensive income in the Consolidated Statements of Operations. The Company did not have any other comprehensive income during the three and nine months ended September 30, 2025 and 2024. The Company’s comprehensive income is equal to its "Net increase (decrease) in net assets resulting from operations" on the Consolidated Statements of Operations.

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

Base Management Fee

The base management fee is payable on the first day of each calendar quarter and is calculated on the Company's gross assets, which, for purposes of the Advisory Agreement, is defined as the Company’s average daily gross assets, including assets purchased with borrowed funds or other forms of leverage, as of the end of the most recently completed fiscal quarter. The base management fee will be an amount equal to 0.375% (1.50% annualized) of the Company’s average daily gross assets during the most recently completed calendar quarter, so long as the aggregate amount of the Company’s gross assets as of the end of the most recently completed calendar quarter is equal to or greater than $1.0 billion. If the aggregate amount of the Company’s gross assets as of the end of the most recently completed calendar quarter is less than $1.0 billion but equal to or greater than $500.0 million, the base management fee will be an amount equal to 0.40% (1.60% annualized) of the Company’s average daily gross assets during the most recently completed calendar quarter. If the aggregate amount of the Company’s gross assets as of the end of the most recently completed calendar quarter is less than $500.0 million, the base management fee will be an amount equal to 0.4375% (1.75% annualized) of the Company’s average daily gross assets during the most recently completed calendar quarter.

For the three and nine months ended September 30, 2025, RGC earned base management fees at a rate of 1.50% per annum, amounting to $4.0 million and $11.9 million, respectively. For the three and nine months ended September 30, 2024, RGC earned base management fees at a rate of 1.50% per annum, amounting to $3.9 million and $11.8 million, respectively. As the Company pays management fees at the beginning of each quarter, there were no management fees payable as of September 30, 2025 and December 31, 2024.

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

For the three and nine months ended September 30, 2025, RGC earned incentive fees of $4.1 million and $11.5 million, respectively; of which $4.8 million and $10.1 million were payable in cash, respectively, and ($0.7) million and $1.4 million was accrued and generated from deferred interest, respectively. For the three and nine months ended September 30, 2024, RGC earned incentive fees of $4.0 million and $12.3 million, respectively, of which $3.1 million and $9.6 million was payable in cash, respectively, and $0.9 million and $2.6 million was accrued and generated from deferred interest, respectively. All incentive fees accrued and generated from deferred interest (i.e., PIK and certain ETP accretion) are not payable until receipt of associated cash by the Company, at which time the incentive fees are recategorized from deferred incentive fees payable to cash incentive fees payable. All figures presented for the three and nine months ended September 30, 2025 and 2024 are net of such recategorizations during the respective period.

As of September 30, 2025, $4.8 million were payable in cash, and $11.5 million were deferred incentive fees payable, both of which are included in "Incentive fees payable" on the Statements of Assets and Liabilities. As of December 31, 2024, $4.0 million of incentive fees payable were payable in cash, and $10.1 million were deferred incentive fees payable, both of which are included in "Incentive fees payable" on the Consolidated Statements of Assets and Liabilities.

The capital gains incentive fee consists of fees related to realized gains and losses and unrealized capital losses. As of each of September 30, 2025 and December 31, 2024, there were no capital gains incentive fees accrued, earned or payable to RGC under the Advisory Agreement.

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

For the three months ended September 30, 2025, the Company incurred $0.7 million of Administration Agreement expenses, of which $0.2 million was a third-party administrator expense and $0.5 million was overhead allocation expense. For the three months ended September 30, 2024, the Company incurred $0.4 million of Administration Agreement expenses, of which $0.1 million was a third-party administrator expense and $0.3 million was overhead allocation expense. All Administration Agreement expenses are recorded as "Administration Agreement expenses" on the Consolidated Statements of Operations for the three months ended September 30, 2025 and 2024.

For the nine months ended September 30, 2025, the Company incurred $2.0 million of Administration Agreement expenses, of which $0.5 million was a third-party administrator expense and $1.5 million was overhead allocation expense. For the nine months ended September 30, 2024, the Company incurred $1.5 million of Administration Agreement expenses, of which $0.5 million was a third-party administrator expense and $1.0 million was overhead allocation expense. All Administration Agreement expenses are recorded as "Administration Agreement expenses" on the Consolidated Statements of Operations for the nine months ended September 30, 2025 and 2024.

As of September 30, 2025, the Company had accrued a net payable to the Administrator of $0.9 million and a payable to the third-party administrator of $0.4 million As of December 31, 2024, the Company had accrued a net payable to the Administrator of $0.3 million and a payable to the third-party administrator of $0.2 million. All payables related to the Administration Agreement are recorded within "Accrued expenses and other liabilities" on the Consolidated Statements of Assets and Liabilities.

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

Runway-Cadma I LLC

In March 2024, the Company entered into a joint venture agreement with Cadma to create and co-manage Runway-Cadma I LLC, also referred to as the JV. The JV entered into a senior secured revolving credit facility with Apollo Capital Management, L.P ("Apollo Credit Facility"), which provided the JV with a $40.0 million commitment, subject to borrowing base requirements. The Apollo Credit Facility is non-recourse to the Company and bears interest at a per annum rate equal to the three-month SOFR plus an applicable margin rate of 4.15%. As of September 30, 2025, the JV has not drawn on the available commitment in the Apollo Credit Facility.

During the three and nine months ended September 30, 2025, the Company contributed $6.7 million of equity capital to the JV. During the three and nine months ended September 30, 2024, the Company contributed $5.0 million and $5.6 million of equity capital to the JV, respectively. The Company had $6.4 thousand in receivables from the JV related to shared expenses as of September 30, 2025. The Company no receivables or payables between the Company and the JV as of December 31, 2024.

As of September 30, 2025 and December 31, 2024, the fair value of the Company's equity interest in the JV was $12.9 million and $5.7 million, respectively. As of September 30, 2025 and December 31, 2024, the JV had the following contributed capital and unfunded commitments from its members (in thousands):

	As of September 30, 2025	As of December 31, 2024
Total contributed capital by Runway Growth Finance Corp.	$12,283	$5,600
Total contributed capital by all members	24,565	11,200
Total unfunded commitments by Runway Growth Finance Corp.	22,718	29,400
Total unfunded commitments by all members	45,435	58,800

On August 14, 2024, the Company assigned: (i) $10.0 million of its debt investment in Airship Group, Inc. and (ii) 107,296 warrants for shares of Series F Preferred Stock of Airship Group, Inc., to the JV, for an aggregate purchase price of $9.9 million, net of upfront fees. In accordance with ACS 860, this transaction met the criteria for a sale. On August 29, 2025, the JV and the Company completed a co-investment in the portfolio company Madison Reed, Inc., where the JV's share of the debt investment and success fee amounted to a purchase price of $13.4 million, net of upfront fees. As of September 30, 2025, the JV had two debt investments with an aggregate fair value of $23.7 million and two warrant investments with an aggregate fair value of $0.2 million. As of December 31, 2024, the JV had one debt investment with a fair value of $10.2 million and one equity investment with a fair value of $0.1 million.

Relationship with Oaktree Capital Management and OCM Growth Holdings

In December 2016, the Company and RGC entered into a strategic relationship with Oaktree Capital Management, L.P ("Oaktree"). In connection with the relationship, OCM Growth Holdings ("OCM Growth"), an affiliate of Oaktree, purchased an aggregate of 14,571,334 shares of the Company's common stock for an aggregate purchase price of $219.3 million in the Company's initial private offering and second private offering. As of September 30, 2025, OCM Growth owned 8,279,668 shares of the Company's common stock, or 22.9% of the Company's outstanding shares.

In connection with OCM Growth’s commitment, the Company entered into a stockholder agreement, dated December 15, 2016, with OCM Growth, pursuant to which OCM Growth has a right to nominate a member of the Board of Directors for election for so long as OCM Growth holds shares of the Company’s common stock in an amount equal to, in the aggregate, at least one-third (33%) of OCM Growth’s initial $125.0 million capital commitment, or 2,763,810 shares. Catherine Frey serves on the Company's Board of Directors as OCM Growth’s director nominee and is considered an independent director. Further, to the extent OCM Growth’s share ownership falls below one-third of its initial $125.0 million capital commitment under any circumstances, OCM Growth will no longer have the right to appoint a director nominee and will use reasonable efforts to cause such nominee to resign immediately (subject to his or her existing fiduciary duties).

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

The Company’s affiliate and control investments as of September 30, 2025, along with the transactions during the nine months ended September 30, 2025, are as follows (in thousands):

		For the Nine Months Ended September 30, 2025
Portfolio Company	Investment Description	Investment Income Earned 2025	Fair Value as of December 31, 2024	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Gain (Loss)	Fair Value as of September 30, 2025(3)
Affiliate Investments
Debt Investments
Gynesonics, Inc. - Senior Secured	SOFR+8.75%, 8.00% ceiling, 5.00% ETP, due 11/30/2026	$902	$27,217	$-	$(26,235)	$-	$(982)	$-
Total Debt Investments		902	27,217	-	(26,235)	-	(982)	-

Equity Investments
Coginiti Corp	Common Stock	-	-	-	-	-	-	-
Gynesonics, Inc.	Series A-2 Preferred Stock	-	25,000	-	(25,000)	-	-	-
	Series A-1 Preferred Stock	-	12,355	-	(12,355)	9,255	(9,255)	-
Total Equity Investments		-	37,355	-	(37,355)	9,255	(9,255)	-

Warrants
Coginiti Corp	Common Stock	-	-	-	-	-	-	-
Gynesonics, Inc.	Success fee	-	-	-	-	(312)	312	-
Total Warrants		-	-	-	-	(312)	312	-
Total Affiliate Investments		$902	$64,572	$-	$(63,590)	$8,943	$(9,925)	$-

Control Investments
Equity Investments
Pivot3, Inc.	100% Equity Interest	-	1,198	-	-	-	(4)	1,194
Runway-Cadma I LLC	50% Equity Interest	-	5,742	6,683	-	-	430	12,855
Total Equity Investments		-	6,940	6,683	-	-	426	14,049
Total Control Investments		$-	$6,940	$6,683	$-	$-	$426	$14,049

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
(3)
All affiliate and control investments, which as of September 30, 2025, represented 2.87% of the Company’s net assets, may be deemed to be restricted securities under the Securities Act, and were valued at fair value as determined in good faith by the Company’s Board of Directors.

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

Portfolio Composition

The following table shows the fair value of the Company's portfolio of investments by geographic region as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025		December 31, 2024
Geographic Region	Investments at Fair Value	Percentage of Net Assets	Investments at Fair Value	Percentage of Net Assets
United States
Western United States	$374,369	76.48%	$431,567	83.83%
Northeastern United States	173,002	35.34	264,780	51.43
Midwestern United States	144,423	29.50	146,963	28.54
Northwestern United States	73,771	15.07	72,414	14.06
South Central United States	41,128	8.40	40,136	7.80
Southeastern United States	21,830	4.46	20,932	4.07
Runway-Cadma I LLC(1)	12,855	2.63	5,742	1.12
Total United States	841,378	171.88	982,534	190.85

Germany	39,885	8.15	34,163	6.64
United Kingdom	32,071	6.55	28,360	5.51
Netherlands	17,539	3.58	17,203	3.34
Canada	15,091	3.08	14,580	2.83
Total	$945,964	193.24%	$1,076,840	209.17%
(1)
Runway-Cadma I LLC is a joint venture between the Company and Cadma. This entity invests in secured loans to growth-stage companies that have been originated by the Company. See "Note 2 – Summary of Significant Accounting Policies" for further discussion.

Effective June 30, 2025, the Company transitioned from an internal industry classification system to the Global Industry Classification Standard ("GICS"). The following table shows the fair value of the Company's portfolio of investments by GICS industry as of September 30, 2025 (in thousands):

	September 30, 2025
Industry	Investments at Fair Value	Percentage of Net Assets
Application Software	$224,762	45.91%
Systems Software	144,684	29.56
Health Care Equipment & Services	122,419	25.01
Commercial & Professional Services	116,424	23.77
Technology Hardware & Equipment	87,645	17.91
Financial Services	81,683	16.69
Insurance	44,979	9.20
Consumer Staples Distribution & Retail	39,885	8.14
Household & Personal Products	39,648	8.09
Media & Entertainment	30,980	6.33
Multi-Sector Holdings(1)	12,855	2.63
Total	$945,964	193.24%
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

For the three and nine months ended September 30, 2025, the Company had a net realized loss of $0.4 million and $1.7 million, respectively, and a net change in unrealized gains of $0.2 million and $1.1 million, respectively, from its investments in warrants. For the three and nine months ended September 30, 2024, the Company had no realized gains or losses and a net change in unrealized gains of $0.9 million and $0.1 million, respectively, from its investments in warrants. Realized gains and losses from warrants are included in the respective control, affiliate, or non-control/non-affiliate "Net realized gain (loss)" on the Consolidated Statements of Operations. Unrealized gains and losses from investments in warrants are included in the respective control, affiliate, or non-control/non-affiliate "Net change in unrealized gain (loss)" on the Consolidated Statements of Operations.

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

The following table shows the Company's outstanding foreign currency forward contracts as of September 30, 2025 (in thousands):

Foreign Currency	Counterparty	Maturity Date	Notional Amount to be Sold (£)	Notional Amount to be Purchased ($)	Unrealized Gain (Loss) ($)
Great British Pound (GBP)	Canadian Imperial Bank of Commerce	12/8/2025	384	505	(10)
Great British Pound (GBP)	Canadian Imperial Bank of Commerce	5/14/2026	21,964	28,873	(630)
Total					$(640)

There were no foreign currency forward contracts as of December 31, 2024.

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by either party. The Company’s unrealized loss on derivative instruments is reported as "Foreign currency forward contracts" on the Consolidated Statements of Assets and Liabilities. The following table presents the Company’s liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of September 30, 2025:

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged	Cash Collateral Pledged	Net Amount of Derivative Liabilities (1)
Canadian Imperial Bank of Commerce	$(640)	$-	$-	$-	$(640)
Total	$(640)	$-	$-	$-	$(640)
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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of September 30, 2025 and December 31, 2024 (in thousands):

	Level 1	Level 2	Level 3	Measured at Net Asset Value(1)	Total
As of September 30, 2025
Portfolio Investments
Senior Secured Loans	$9,362	$-	$848,274	$-	$857,636
Second Lien Loans	-	-	21,177	-	21,177
Preferred Stock/Units	-	-	37,386	-	37,386
Common Stock/Units	108	-	21	-	129
Equity Interest	-	-	1,194	12,855	14,049
Warrants	-	459	15,128	-	15,587
Total Portfolio Investments	9,470	459	923,180	12,855	945,964
Cash equivalents	7,656	-	-	-	7,656
Foreign Currency Forward Contract	-	(640)	-	-	(640)
Total	$17,126	$(181)	$923,180	$12,855	$952,980

As of December 31, 2024
Portfolio Investments
Senior Secured Loans	$-	$-	$950,092	$-	$950,092
Second Lien Loans	-	-	20,152	-	20,152
Preferred Stock/Units	9,181	-	73,460	-	82,641
Common Stock/Units	2,817	-	16	-	2,833
Equity Interest	-	-	1,198	5,742	6,940
Warrants	-	430	13,752	-	14,182
Total Portfolio Investments	11,998	430	1,058,670	5,742	1,076,840
Cash equivalents	4,026	-	-	-	4,026
Total	$16,024	$430	$1,058,670	$5,742	$1,080,866

(1)
In accordance with ASC 820, the Company's equity investment in Runway-Cadma I LLC is measured using the net asset value as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy.

The Company transfers investments in and out of Levels 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the nine months ended September 30, 2025, the Company's preferred stock investment in CareCloud, Inc., valued at $9.2 million at the beginning of the reporting period, was reclassified from Level 2 to Level 3 due to delisting from the NASDAQ stock exchange. During the nine months ended September 30, 2024, the Company had warrant investments in portfolio companies that went public, resulting in asset transfers out of Level 3 and into Level 2 at the fair value of approximately $50 thousand.

The following table presents a rollforward of Level 3 assets measured at fair value as of September 30, 2025 (in thousands):

	Senior Secured Loans	Second Lien Loans	Convertible Notes	Preferred Stock/Units	Common Stock/Units	Equity Interest	Warrants	Total
Fair value at December 31, 2024	$950,092	$20,152	$-	$73,460	$16	$1,198	$13,752	$1,058,670
Transfers in (out) of Level 3	-	-	-	9,181	-	-	-	9,181
Purchases of investments(1)	86,073	-	1,000	2,773	-	-	2,041	91,887
PIK interest	10,801	648	-	-	-	-	-	11,449
Sales or prepayments of investments(1)	(186,751)	-	(1,000)	(37,355)	-	-	-	(225,106)
Scheduled principal repayments of investments	(9,431)	-	-	-	-	-	-	(9,431)
Amortization of fixed income premiums or accretion of discounts and ETP	3,216	128	-	-	-	-	-	3,344
Net realized gain (loss)	(1,501)	-	-	9,255	-	-	(1,511)	6,243
Net change in unrealized gain (loss)	(4,225)	249	-	(19,928)	5	(4)	846	(23,057)
Fair value at September 30, 2025	$848,274	$21,177	$-	$37,386	$21	$1,194	$15,128	$923,180
Net change in unrealized gain (loss) on Level 3 investments still held as of September 30, 2025	$(2,650)	$248	$-	$(10,673)	$5	$(4)	$(264)	$(13,338)
(1)
Net of reorganization and restructuring of investments.

The following table presents a rollforward of Level 3 assets measured at fair value as of September 30, 2024 (in thousands):

	Senior Secured Loans	Second Lien Loans	Convertible Notes	Preferred Stock/Units	Common Stock/Units	Equity Interest	Warrants	Total
Fair value at December 31, 2023	$964,099	$14,399	$1,357	$26,285	$872	$950	$12,838	$1,020,800
Transfers in (out) of Level 3	-	-	-	-	-	-	(51)	(51)
Purchases of investments(1)	164,321	-	339	-	-	-	3,429	168,089
PIK interest	9,364	218	-	-	-	-	-	9,582
Sales or prepayments of investments	(144,575)	-	-	-	-	-	(86)	(144,661)
Scheduled repayments of investments	(2,380)	-	-	-	-	-	-	(2,380)
Amortization of fixed income premiums or accretion of discounts and ETP	8,184	94	-	-	-	-	-	8,278
Net realized gain (loss)	-	-	-	-	-	-	-	-
Net change in unrealized gain (loss)	(9,628)	(210)	(1,696)	6,387	(753)	248	204	(5,448)
Fair Value at September 30, 2024	$989,385	$14,501	$-	$32,672	$119	$1,198	$16,334	$1,054,209
Net change in unrealized gain (loss) on Level 3 investments still held as of September 30, 2024	$(9,007)	$(210)	$(1,696)	$6,387	$(753)	$248	$203	$(4,828)
(1)
Net of reorganization and restructuring of investments.

The following table provides quantitative information regarding Level 3 fair value measurements as of September 30, 2025 (in thousands):

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Senior Secured Loans(1)	$786,687	Discounted Cash Flow Analysis	Discount rate	9.2% - 30.2% (15.3%)
			Origination yield	10.5% - 19.1% (13.6%)
			Revenue multiples	0.90x - 149.72x (6.73x)
	61,587	PWERM	Discount rate	17.1% - 41.6% (25.6%)
			Origination yield	12.4% - 29.9% (18.2%)
			Revenue multiples	0.26x - 1.45x (0.66x)
Second Lien Loans(1)	21,177	Discounted Cash Flow Analysis	Discount rate	20.1% - 20.2% (20.2%)
			Origination yield	13.0% - 18.4% (14.6%)
			Revenue Multiples	2.59x - 2.90x (2.68x)
Preferred Stock/Units	36,868	Current Value Method (5)	Risk-free interest rate	3.6% - 3.6% (3.6%)
			Average industry volatility	50.0% - 80.0% (57.9%)
			Estimated time to exit	2.0 - 3.0 (2.7 years)
	518	Option Pricing Model	Risk-free interest rate	3.6% - 3.7% (3.6%)
			Average industry volatility	30.0% - 52.5% (48.4%)
			Estimated time to exit	2.7 - 4.0 (2.9 years)
			Revenue multiples	2.90x - 2.97x (2.96x)
Common Stock/Units	21	Option Pricing Model	Risk-free interest rate	3.6% - 3.6% (3.6%)
			Average industry volatility	52.5% - 52.5% (52.5%)
			Estimated time to exit	3.0 - 3.0 (3.0 years)
Equity Interest	1,194	PWERM (4)	N/A	N/A
Warrants(2)	11,806	Option Pricing Model	Risk-free interest rate	3.6% - 3.9% (3.6%)
			Average industry volatility	25.0% - 95.0% (51.2%)
			Estimated time to exit	1.0 - 4.0 (2.9 years)
			Revenue multiples	1.45x - 149.72x (3.97x)
	3,322	PWERM (3)	N/A	N/A

Total Level 3 Investments	$923,180
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
(2)
The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are inputs used in the Option Pricing Model (“OPM”), which include industry volatility, risk free interest rate and estimated time to exit. The Equity Allocation model and the Black Scholes model were the main OPMs used during the period ended September 30, 2025. Probability Weighted Expected Return Models ("PWERM") and other techniques were used as determined appropriate. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. However, a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase (decrease) in the unobservable inputs. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.
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

Fair Value of Financial Instruments Reported at Cost

The Company records its debt at amortized cost on the Consolidated Statements of Assets and Liabilities. The fair value of the Company’s Credit Facility, April 2026 Notes, December 2026 Notes, August 2027 Notes, and April 2028 Notes (each defined in "Note 7 – Borrowings") are estimated using Level 3 inputs, which involves discounting the remaining payments based on comparable market rates for similar instruments as of the measurement date. The July 2027 Notes and December 2027 Notes are publicly traded on NASDAQ and are valued using Level 1 inputs, reflecting the most recent market prices of $25.19 and $25.31 per share as of September 30, 2025, respectively. As of December 31, 2024, the market prices were $24.88 and $25.10 per share, respectively.

The following table provides additional information about the approximate fair value and level in the fair value hierarchy of the Company’s outstanding borrowings as of September 30, 2025 and December 31, 2024 (in thousands):

		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total
As of September 30, 2025
Credit Facility	$181,475	$-	$-	$192,745	$192,745
April 2026 Notes	24,928	-	-	26,115	26,115
July 2027 Notes	79,509	81,112	-	-	81,112
December 2027 Notes	50,932	52,392	-	-	52,392
April 2028 Notes	106,662	-	-	92,015	92,015
Total	$443,506	$133,504	$-	$310,875	$444,379

As of December 31, 2024
Credit Facility	$308,449	$-	$-	$321,785	$321,785
April 2026 Notes	24,839	-	-	25,616	25,616
December 2026 Notes	69,630	-	-	65,512	65,512
July 2027 Notes	79,116	80,114	-	-	80,114
August 2027 Notes	19,628	-	-	20,054	20,054
December 2027 Notes	50,670	51,957	-	-	51,957
Total	$552,332	$132,071	$-	$432,967	$565,038

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

In the event that a portfolio company completely fails to perform according to the terms of their loan agreement, the amount of loss due to credit risk from the Company's investments would equal the sum of the Company’s recorded investments in the portfolio company and the portion of unfunded commitments currently eligible to be drawn. Refer to "Note 8 – Commitments and Contingencies" for a summary of the aggregate balance of unfunded commitments as of September 30, 2025. The Company predominantly collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property.

As of September 30, 2025 and December 31, 2024, the Company’s five largest debt investments in portfolio companies represented 28.7% and 28.8%, respectively, of the total fair value of the Company’s debt investments in portfolio companies. As of September 30, 2025 and December 31, 2024, the Company had debt investments in 18 and 20 portfolio companies, respectively, that represented 5% or more of the Company’s net assets.

Note 7 – Borrowings

The following table shows the Company's borrowings as of September 30, 2025 and December 31, 2024 (in thousands):

	Total Commitment	Face Value	Unamortized DFC	Carrying Value
As of September 30, 2025
Credit Facility	$550,000	$186,000	$(4,525)	$181,475
April 2026 Notes	25,000	25,000	(72)	24,928
July 2027 Notes	80,500	80,500	(991)	79,509
December 2027 Notes	51,750	51,750	(818)	50,932
April 2028 Notes	107,000	107,000	(338)	106,662
Total	$814,250	$450,250	$(6,744)	$443,506

As of December 31, 2024
Credit Facility	$550,000	$311,000	$(2,551)	$308,449
April 2026 Notes	25,000	25,000	(161)	24,839
December 2026 Notes	70,000	70,000	(370)	69,630
July 2027 Notes	80,500	80,500	(1,384)	79,116
August 2027 Notes	20,000	20,000	(372)	19,628
December 2027 Notes	51,750	51,750	(1,080)	50,670
Total	$797,250	$558,250	$(5,918)	$552,332

For the three months ended September 30, 2025 and 2024, the components of interest expense, amortization of deferred financing costs, unused fees on the Credit Facility (as defined below), and any other costs associated with the Company's borrowings were as follows (in thousands):

	Interest Expense	Amortization of DFC	Unused Facility and Other Fees (1)	Total Interest and Other Debt Financing Expenses	Weighted Average Cost of Debt
Three Months Ended September 30, 2025
Credit Facility	$4,261	$334	$633	$5,228	9.27%
April 2026 Notes	534	34	-	568	9.08
December 2026 Notes	-	-	-	-	-
July 2027 Notes	1,509	144	-	1,653	8.21
August 2027 Notes	-	-	-	-	-
December 2027 Notes	1,035	98	-	1,133	8.76
April 2028 Notes	2,009	39	-	2,048	7.65
Total	$9,348	$649	$633	$10,630	8.68%

Three Months Ended September 30, 2024
Credit Facility	$5,883	$496	$469	$6,848	10.03%
April 2026 Notes	533	37	-	570	9.14
December 2026 Notes	743	53	-	796	4.55
July 2027 Notes	1,509	140	-	1,649	8.19
August 2027 Notes	350	35	-	385	7.70
December 2027 Notes	1,035	96	-	1,131	8.74
Total	$10,053	$857	$469	$11,379	8.68%

(1)
Unused facility and other fees for the three months ended September 30, 2024 include supplemental fees of $0.2 million, which were nonrecurring in nature. There were no supplemental fees for the three months ended September 30, 2025.

For the nine months ended September 30, 2025 and 2024, the components of interest expense, amortization of deferred financing costs, unused fees on the Credit Facility (as defined below), and any other costs associated with the Company's borrowings were as follows (in thousands):

	Interest Expense	Amortization of DFC	Unused Facility and Other Fees (1)	Total Interest and Other Debt Financing Expenses	Weighted Average Cost of Debt
Nine Months Ended September 30, 2025
Credit Facility	$13,992	$1,116	$1,726	$16,834	9.00%
April 2026 Notes	1,602	103	-	1,705	9.09
December 2026 Notes	802	273	-	1,075	5.76
July 2027 Notes	4,528	438	-	4,966	8.23
August 2027 Notes	377	372	-	749	14.05
December 2027 Notes	3,105	298	-	3,403	8.77
April 2028 Notes	3,884	65	-	3,949	7.59
Total	$28,290	$2,665	$1,726	$32,681	8.58%

Nine Months Ended September 30, 2024
Credit Facility	$15,898	$1,457	$2,138	$19,493	10.48%
April 2026 Notes	1,601	101	-	1,702	9.08
December 2026 Notes	2,231	164	-	2,395	4.56
July 2027 Notes	4,528	434	-	4,962	8.22
August 2027 Notes	1,050	105	-	1,155	7.70
December 2027 Notes	3,105	294	-	3,399	8.76

Total	$28,413	$2,555	$2,138	$33,106	8.91%
(1)
Unused facility and other fees for the nine months ended September 30, 2024 include supplemental fees of $0.2 million, which were nonrecurring in nature. There were no supplemental fees for the nine months ended September 30, 2025.

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

As of September 30, 2025, the Company had $550.0 million in total commitments available under the Credit Facility, subject to an accordion feature that allows the Company to increase the total commitments under the Credit Facility up to $600.0 million. The availability period under the Credit Facility expires on March 18, 2028 and is followed by a one-year amortization period. The stated maturity date under the Credit Facility is March 18, 2029, unless extended.

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

For the three and nine months ended September 30, 2025, the weighted average outstanding principal balance was $225.6 million and $249.4 million, respectively, and the weighted average effective interest rate was 7.49% and 7.50%, respectively. For the three and nine months ended September 30, 2024, the weighted average outstanding principal balance was $273.0 million and $248.1 million, respectively, the weighted average effective interest rate was 8.55% and 8.54%, respectively.

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

Aggregate costs in connection with the December 2026 Notes issuance were $1.0 million, and were capitalized and deferred. As of December 31, 2024, unamortized deferred financing costs related to the December 2026 Notes were $0.4 million, of which $0.3 million were expensed during the nine months ended September 30, 2025 and $0.1 million were transferred to deferred financing costs of the April 2028 Notes, as defined below.

April 2026 Notes

The April 2026 Notes bear an interest rate of 8.54% per year and are due on April 13, 2026, unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the April 2026 Notes is due semiannually in arrears on April 13 and October 13 of each year.

Aggregate costs in connection with the April 2026 Notes issuance were $0.4 million, and were capitalized and deferred. As of September 30, 2025 and December 31, 2024, unamortized deferred financing costs related to the April 2026 Notes were $0.1 million and $0.2 million, respectively.

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

Aggregate costs in connection with the July 2027 Notes issuance, including the underwriter’s discount and commissions, were $2.8 million, and were capitalized and deferred. As of September 30, 2025 and December 31, 2024, unamortized deferred financing costs related to the July 2027 Notes were $1.0 million and $1.4 million, respectively.

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

Aggregate costs in connection with the December 2027 Notes issuance, including the underwriter's discount and commissions, were $1.9 million, and were capitalized and deferred. As of September 30, 2025 and December 31, 2024, unamortized deferred financing costs related to the December 2027 Notes were $0.8 million and $1.1 million, respectively.

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

Aggregate costs in connection with the April 2028 Notes issuance were $0.4 million, and were capitalized and deferred. As of September 30, 2025, unamortized deferred financing costs related to the April 2028 Notes were $0.3 million.

Note 8 – Commitments, Contingencies, and Off-balance Sheet Arrangements

Commitments

The following table provides the Company’s contractual obligations as of September 30, 2025 and December 31, 2024 (in thousands):

	Payments Due by Period (1)
	Less than 1 Year	1-3 years	3-5 years	More than 5 Years	Total
As of September 30, 2025
Borrowings (2)
Credit Facility	$-	$-	$186,000	$-	$186,000
2026 Notes	25,000	-	-	-	25,000
2027 Notes	-	132,250	-	-	132,250
2028 Notes	-	107,000	-	-	107,000
Total Borrowings	25,000	239,250	186,000	-	450,250
Deferred Incentive Fees	4,059	4,400	2,976	84	11,519
Foreign Currency Forward Contracts	(640)	-	-	-	(640)
Total	$28,419	$243,650	$188,976	$84	$461,129

As of December 31, 2024
Borrowings (2)
Credit Facility	$-	$311,000	$-	$-	$311,000
2026 Notes	-	95,000	-	-	95,000
2027 Notes	-	152,250	-	-	152,250
Total Borrowings	-	558,250	-	-	558,250
Deferred Incentive Fees	2,584	4,886	2,562	84	10,116
Total	$2,584	$563,136	$2,562	$84	$568,366

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

The Company's unfunded commitments to provide debt and equity financing to its portfolio companies and Runway-Cadma I LLC amounted to $143.7 million and $176.7 million as of September 30, 2025 and December 31, 2024, respectively, shown in the table below (in thousands):

Portfolio Company	Investment Type	September 30, 2025	December 31, 2024
Autobooks, Inc.	Senior Secured Term Loan	$11,400	$-
Blueshift Labs, Inc.	Senior Secured Term Loan	750	-
Bombora, Inc.	Senior Secured Term Loan	1,000	2,000
CarNow, Inc.	Senior Secured Term Loan	8,000	12,000
Digicert, Inc.	Senior Secured Revolver	673	-
Elevate Services, Inc.	Senior Secured Term Loan	-	14,000
Interactions Corporation	Senior Secured Term Loan	-	10,000
Linxup, LLC	Senior Secured Term Loan	-	7,500
Marley Spoon SE	Senior Secured Term Loan	637	-
Onward Medical, N.V.	Senior Secured Term Loan	38,982	38,982
Route 92 Medical, Inc.	Senior Secured Term Loan	20,000	10,000
Runway-Cadma I LLC	Joint Venture	22,718	29,400
SetPoint Medical Corporation	Senior Secured Term Loan	-	20,000
Shepherd Intermediate, LLC (dba FHAS)	Senior Secured Term Loan	2,083	-
Shepherd Intermediate, LLC (dba FHAS)	Senior Secured Revolver	417
Snap! Mobile, Inc.	Senior Secured Term Loan	5,000	5,000
Swing Education, Inc.	Senior Secured Term Loan	2,000	-
Swing Education, Inc.	Senior Secured Revolver	10,000	-
Synack, Inc.	Senior Secured Term Loan	20,000	22,500
Zinnia Corporate Holdings, LLC	Senior Secured Term Loan	-	5,333
Total unused commitments to extend financing		$143,660	$176,715

The Company may also enter into foreign currency forward contracts to mitigate its exposure to foreign currency fluctuations associated with certain investments denominated in foreign currencies. While these contracts are recognized on the Consolidated Statements of Assets and Liabilities at fair value in accordance with ASC 815, they are also considered off-balance sheet arrangements because they may result in future cash payments or receipts that are not fully reflected in the financial statements as of September 30, 2025. As of September 30, 2025, the Company had outstanding forward currency contracts with a total notional amount of $29.4 million to purchase foreign currencies. For more information on the contracts and related maturities, refer to "Note 4 - Investments." There were no foreign currency forward contracts as of December 31, 2024.

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

On May 7, 2025, the Board of Directors approved a share repurchase program (the "Fourth Repurchase Program"), under which the Company may repurchase up to $25.0 million of its outstanding shares of common stock, at management's discretion from time to time in open-market transactions and in accordance with all applicable securities laws and regulations. If not renewed, the Fourth Repurchase Program will terminate upon the earlier of (i) May 7, 2026 or (ii) the repurchase of $25.0 million of the Company's shares of common stock. From the inception of the Fourth Repurchase Program through September 30, 2025, the Company repurchased 1,213,391 shares for an aggregate purchase price of $12.5 million.

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

For the three and nine months ended September 30, 2025, the Company declared and paid dividends in the amount of $13.0 million and $39.5 million, respectively, of which $12.8 million and $38.7 million, respectively, were distributed in cash, with the remainder distributed in the form of 20,887 and 81,603 shares, respectively, of the Company's common stock purchased by the Company in the open market and distributed to stockholders pursuant to the Dividend Reinvestment Plan. For the three and nine months ended September 30, 2024, the Company declared and paid dividends in the amount of $17.3 million and $54.9 million, respectively, of which $17.1 million and $54.1 million, respectively, were distributed in cash, with the remainder distributed in the form of 26,565 and 71,162 shares, respectively, of the Company's common stock purchased by the Company in the open market and distributed to stockholders pursuant to the Dividend Reinvestment Plan.

The following table summarizes the distributions declared and paid since inception through September 30, 2025:

Declaration Date	Type	Record Date	Payment Date	Amount per Share
May 3, 2018	Quarterly	May 15, 2018	May 31, 2018	$0.15
July 26, 2018	Quarterly	August 15, 2018	August 31, 2018	0.25
November 1, 2018	Quarterly	October 31, 2018	November 15, 2018	0.35
March 22, 2019	Quarterly	March 22, 2019	March 26, 2019	0.40
May 2, 2019	Quarterly	May 7, 2019	May 21, 2019	0.45
May 2, 2019	Supplemental	May 31, 2019	July 16, 2019	0.46
July 30, 2019	Quarterly	August 5, 2019	August 26, 2019	0.45
September 27, 2019	Supplemental	September 30, 2019	November 12, 2019	0.04
December 9, 2019	Quarterly	December 10, 2019	December 23, 2019	0.40
March 5, 2020	Quarterly	March 6, 2020	March 20, 2020	0.40
May 7, 2020	Quarterly	May 8, 2020	May 21, 2020	0.35
August 5, 2020	Quarterly	August 6, 2020	August 20, 2020	0.36
October 1, 2020	Quarterly	October 1, 2020	November 12, 2020	0.38
March 4, 2021	Quarterly	March 5, 2021	March 19, 2021	0.37
April 29, 2021	Quarterly	April 30, 2021	May 13, 2021	0.37
July 19, 2021	Quarterly	July 20, 2021	August 12, 2021	0.34
October 28, 2021	Quarterly	November 8, 2021	November 22, 2021	0.25
February 24, 2022	Quarterly	March 8, 2022	March 22, 2022	0.27
April 28, 2022	Quarterly	May 10, 2022	May 24, 2022	0.30
July 28, 2022	Quarterly	August 9, 2022	August 23, 2022	0.33
October 27, 2022	Quarterly	November 8, 2022	November 22, 2022	0.36
February 23, 2023	Quarterly	March 7, 2023	March 21, 2023	0.40
February 23, 2023	Supplemental	March 7, 2023	March 21, 2023	0.05
May 2, 2023	Quarterly	May 15, 2023	May 31, 2023	0.40
May 2, 2023	Supplemental	May 15, 2023	May 31, 2023	0.05
August 1, 2023	Quarterly	August 15, 2023	August 31, 2023	0.40
August 1, 2023	Supplemental	August 15, 2023	August 31, 2023	0.05
November 1, 2023	Quarterly	November 13, 2023	November 28, 2023	0.40
November 1, 2023	Supplemental	November 13, 2023	November 28, 2023	0.06
February 1, 2024	Quarterly	February 12, 2024	February 28, 2024	0.40
February 1, 2024	Supplemental	February 12, 2024	February 28, 2024	0.07
April 30, 2024	Quarterly	May 10, 2024	May 24, 2024	0.40
April 30, 2024	Supplemental	May 10, 2024	May 24, 2024	0.07
July 30, 2024	Quarterly	August 12, 2024	August 26, 2024	0.40
July 30, 2024	Supplemental	August 12, 2024	August 26, 2024	0.05
November 5, 2024	Quarterly	November 18, 2024	December 2, 2024	0.40
March 20, 2025	Quarterly	March 31, 2025	April 14, 2025	0.33
March 20, 2025	Supplemental	March 31, 2025	April 14, 2025	0.03
May 7, 2025	Quarterly	May 19, 2025	June 3, 2025	0.33
May 7, 2025	Supplemental	May 19, 2025	June 3, 2025	0.02
August 6, 2025	Quarterly	August 18, 2025	September 2, 2025	0.33
August 6, 2025	Supplemental	August 18, 2025	September 2, 2025	0.03
			Total	$11.70

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

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized gain (loss) on investments for federal income tax purposes as of and for the period ended September 30, 2025 and the year ended December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Tax cost on investments	$993,132	$1,100,345
Change in unrealized gain on a tax basis	$30,681	$23,787
Change in unrealized loss on a tax basis	(77,850)	(47,292)
Net unrealized gain (loss) on a tax basis	$(47,169)	$(23,505)

The Company accounts for income taxes in conformity with ASC Topic 740, Income Taxes ("ASC 740"). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions deemed to meet a "more-likely-than-not" threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as "Tax expense" on the Consolidated Statements of Operations. There were no material uncertain income tax positions at September 30, 2025 or December 31, 2024. Although the Company files federal and state tax returns, the Company's major tax jurisdiction is federal. The previous three tax year-ends and the interim tax period since then remain subject to examination by the Internal Revenue Service.

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

Note 11 – Segment Reporting

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

Note 12 – Financial Highlights

The following table sets forth the financial highlights for the nine months ended September 30, 2025 and 2024 (in thousands, except for per share data and ratios):

	Nine Months Ended September 30,
	2025	2024
Per Share Data(1):
Net asset value at beginning of period	$13.79	$13.50
Net investment income	1.23	1.25
Net realized gain (loss)	0.09	-
Net change in unrealized gain (loss)	(0.60)	(0.10)
Total from investment operations	0.72	1.15

Distributions	(1.07)	(1.39)
Accretion (dilution), net (2)	0.11	0.13
Net asset value at end of period	$13.55	$13.39

Ratio/Supplemental Data:
Total return based on net asset value(3)	6.02%	9.48%
Total return based on market value(4)	2.46%	(7.45)%
Ratio of net investment income to average net assets(5)(6)	11.92%	12.55%
Ratio of total operating expenses to average net assets(5)(6)	16.32%	15.77%
Ratio of total operating expenses, excluding incentive fees, to average net assets(5)	13.29%	12.63%
Ratio of net increase (decrease) in net assets resulting from operations to average net assets(5)(6)	7.02%	11.59%
Portfolio turnover rate(7)	10.64%	14.20%

Per share market value at beginning of period	$10.96	$12.62
Per share market value at end of period	$10.16	$10.29
Net assets at beginning of period	$514,869	$547,071
Net assets at end of period	$489,526	$507,358
Weighted average net assets	$507,904	$522,925
Weighted average shares outstanding for the period, basic	36,887,968	39,317,890
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

Note 13 - Subsequent Events

The Company evaluated events subsequent to September 30, 2025 through November 6, 2025. There have been no subsequent events that occurred during such period that would require recognition or disclosure, except as disclosed below.

Distributions

On November 5, 2025, the Board of Directors declared a distribution of $0.33 per share for stockholders of record as of November 17, 2025, payable on or before December 3, 2025.

Recent Portfolio Activity

From October 1, 2025 through November 6, 2025, the Company completed $12.0 million of additional debt commitments. In addition, the Company funded $1.2 million in unfunded commitments on existing investments. The Company also received $0.9 million in debt prepayments.

SWK Agreement and Plan of Merger

On October 9, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RWAY Portfolio Holding Corp., a Delaware corporation and our direct wholly-owned subsidiary (“Intermediary Sub”), RWAY Portfolio Corp., a Delaware corporation and a direct wholly-owned subsidiary of Intermediary Sub (“Acquisition Sub”), RGC, a Delaware limited liability company and SWK Holdings Corporation, a Delaware corporation (“SWK”). The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, Acquisition Sub will merge with and into SWK, with SWK continuing as the surviving company and as a wholly-owned subsidiary of Intermediary Sub, or, in the alternative, SWK will merge with and into Acquisition Sub, with Acquisition Sub continuing as the surviving company and as a wholly-owned subsidiary of Intermediary Sub (in either case, the “First Merger”). Immediately after the effectiveness of the First Merger, SWK or Acquisition Sub, as applicable, will merge with and into Intermediary Sub (the “Second Merger”), with Intermediary Sub continuing as the surviving company and as our wholly-owned subsidiary. Immediately after the effectiveness of the Second Merger, Intermediary Sub will merge with and into us (the “Third Merger” and together with the First Merger and the Second Merger, the “Mergers”), and we will continue as the surviving corporation. The Board of Directors and the board of directors of SWK have approved, among other things, the Merger Agreement and the transactions contemplated thereby (the “Transactions”).

Subject to the terms and conditions of the Merger Agreement, at the time a certificate of merger with respect to the First Merger is executed and filed with the Secretary of State of the State of Delaware as provided under the Delaware General Corporation Law (the “Effective Time”), each share of common stock, par value $0.001 per share, of SWK (“SWK Common Stock”) issued and outstanding immediately prior to the Effective Time (other than shares of SWK Common Stock held by a subsidiary of SWK or held, directly or indirectly, by the Company or any of its consolidated subsidiaries, including Intermediary Sub and Acquisition Sub and all treasury shares (the “Cancelled Shares”)) will be converted, at the election of the respective SWK stockholder, into the right to receive newly issued shares of common stock of the Company ("Common Stock"), par value $0.01 per share, equal to the Exchange Ratio (as defined below) (the “Per Share Stock Consideration”) or an amount of cash equal to the SWK Per Share NAV (as defined below) (the “Per Share Cash Consideration” and, together with the Per Share Stock Consideration, the “Total Per Share Merger Consideration”) and, in either case, an amount of cash, to be provided by RGC, equal to the quotient of (i) $9.0 million divided by (ii) the number of shares of SWK Common Stock issued and outstanding as of the Determination Date (as defined below) (excluding any Cancelled Shares).

Two (2) days (excluding Sundays and holidays) prior to the Effective Time (such date, the “Determination Date”), the Company and SWK will deliver to the other a calculation of its net asset value as of such date (such calculation with respect to SWK, the “Closing SWK NAV” and such calculation with respect to us, the “Closing RWAY NAV”), in each case calculated in good faith and determined in accordance with the accounting and reporting guidance set forth in ASC 946, as modified pursuant to the terms of the Merger Agreement. Based on such calculations, the parties will calculate: (1) the “SWK Per Share NAV,” which will be equal to (i) the Closing SWK NAV divided by (ii) the number of shares of SWK Common Stock issued and outstanding as of the Determination Date (excluding the Cancelled Shares) and (2) the “RWAY Per Share NAV,” which will be equal to (i) the Closing RWAY NAV divided by (ii) the number of shares of the Company's Common Stock issued and outstanding as of the Determination Date. The “Exchange Ratio” will be equal to the quotient (rounded to four decimal places) of (i) the SWK Per Share NAV divided by (ii) the RWAY Per Share NAV.

The Company and SWK will update and redeliver the Closing RWAY NAV or the Closing SWK NAV, as applicable, in the event that the closing of the Mergers is subsequently materially delayed or there is a material change to either such calculation between the Determination Date and the closing of the Mergers and as needed to ensure that the calculation is determined within two (2) days

(excluding Sundays and holidays) prior to the Effective Time.

The Merger Agreement contains customary pre-closing covenants, including covenants requiring the Company and/or SWK, as applicable, to (i) use reasonable best efforts to cause the consummation of the Transactions, (ii) conduct business in the ordinary course, (iii) cooperate with the other party in the preparation and filing of a registration statement on Form N-14 (the “Registration Statement”), (iv) duly call, give notice of, convene and hold a special meeting of stockholders of SWK, (v) obtain certain regulatory and third party consents and (vi) refrain from taking, or causing their respective subsidiaries to take, certain actions prior to the consummation of the Mergers without, with respect to the Company, SWK’s consent and, with respect to SWK, the Company's consent (which consent in each case is not to be unreasonably withheld, delayed or conditioned).

The consummation of the Mergers is subject to the satisfaction or (to the extent permitted by law) waiver of certain customary closing conditions, including effectiveness of the Registration Statement, approval by SWK’s stockholders, absence of a material adverse effect and certain other closing conditions set forth in the Merger Agreement. The obligation of each party to consummate the Mergers is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions) and the other party having performed in all material respects its obligations under the Merger Agreement. Further, the Merger Agreement provides that SWK will not be obligated to consummate the Mergers should the amount by which a third-party valuation firm values the portfolio assets of SWK as of the Determination Date (as adjusted pursuant to the terms of the Merger Agreement) be more than $5.0 million less than SWK’s good faith determination of the carrying value of the underlying portfolio assets of SWK as of 5:00 p.m. New York City time on the Determination Date (as reflected in the books and records of SWK, determined in accordance with GAAP and in a manner consistent with SWK’s historical calculation of the carrying value of such assets).

Key Stockholder Agreement

Concurrently with the Company entering into the Merger Agreement, it also entered into a key stockholder agreement (the “Key Stockholder Agreement”) with Double Black Diamond Offshore Ltd., a Cayman Islands exempted company (the “Key Stockholder”), and, solely for the purposes of Section 4 thereof, Black Diamond Offshore Ltd., a Cayman Islands exempted company. The Key Stockholder owns 8,493,088 shares of SWK Common Stock, representing in the aggregate approximately 69.9% of the outstanding shares of SWK Common Stock as of October 9, 2025. Pursuant to the Key Stockholder Agreement, the Key Stockholder has agreed to vote such shares of SWK Common Stock in favor of the approval and adoption of the Merger Agreement. Additionally, pursuant to the Key Stockholder Agreement, the Key Stockholder has agreed to refrain from, directly or indirectly, absent our prior written consent: (A)(i) engaging in or becoming a participant in any “solicitation” (as such term is used in the proxy rules of the SEC, but without regard to the exclusion set forth in Rule 14a-1(l)(2)(iv) of the Exchange Act), with respect to the Company, its Common Stock or any of its other voting securities, of proxies or consents; or conducting any non-binding referendum with respect to any matter or proposal to be voted on by holders of the Company's Common Stock or other voting securities, or (ii) making any public statement in support of any third-party solicitation or referendum with respect to the Company, its Common Stock or any of its other voting securities; (B) seeking or proposing, alone or in concert with others, to have RGC terminated or replaced, to prevent the adoption of the Advisory Agreement, or to have the Advisory Agreement terminated, amended, modified or otherwise replaced or canceled; (C)(i) seeking or proposing, alone or in concert with others, election or appointment to, or representation on, the Board of Directors; or nominating or proposing the nomination of, or recommending the nomination of, any candidate to the Board of Directors, or (ii) seeking or proposing, alone or in concert with others, the removal of any member of the Board of Directors; (D)(i) seeking or proposing, alone or in concert with others, to call a meeting of our stockholders, or (ii) making or being the proponent of any stockholder proposal (pursuant to Rule 14a-8 under the Exchange Act or otherwise) for consideration by the Company's stockholders; or (E) publicly disclosing any intention, plan or arrangement to take any action inconsistent with the provisions of sections (A) through (D) above.

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
•
the effect of legal, tax, and regulatory changes; and
•
the ability of the parties to consummate the proposed transactions that will result in SWK Holdings Corporation (“SWK”) merging with and into us (the “Mergers”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated October 9, 2025, by and among us, RWAY Portfolio Holding Corp., RWAY Portfolio Corp., Runway Growth Capital LLC and SWK Holdings Corporation, on the expected timeline, or at all;

•
our ability to realize the anticipated benefits of the Mergers;
•
the effects of disruption on our business from the Mergers;
•
the combined company’s plans, expectations, objectives and intentions as a result of the Mergers;
•
any potential termination of the Merger Agreement;
•
the actions of our shareholders or the shareholders of SWK with respect to the proposals submitted for their approval in connection with the Mergers;
•
the possibility that competing offers or acquisitions proposals will be made;
•
risk that stockholders litigation in connection with Mergers may result in significant costs of defense and liability; and
•
the other risks, uncertainties and other factors we identify under "Risk Factors" in Part I, Item 1A of our annual report on Form 10-K, as modified by the Company's annual report on Form 10-K/A, for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the "SEC") on March 20, 2025 and March 27, 2025, respectively, and in this quarterly report on Form 10-Q.

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

Portfolio Composition and Investment Activity

Portfolio Composition

At September 30, 2025, we had investments in 54 companies, representing 22 companies in which we held debt and warrant investments, 1 company in which we held debt investments and shares of common stock/units, preferred stock/units, or a combination with warrants, 7 companies in which we held a debt investment only, 15 companies in which we held warrant investments only, and 9 companies in which we held shares of common stock/units, preferred stock/units, equity interests, or a combination thereof with warrants. At December 31, 2024, we had investments in 57 companies, representing 23 companies in which we held debt and warrant investments, 5 companies in which we held debt investments and shares of common stock/units, preferred stock/units, or a combination with warrants, 4 companies in which we held a debt investment only, 17 companies in which we held warrant investments only, and 8 companies in which we held shares of common stock/units, preferred stock/units, equity interests, or a combination thereof with warrants.

The following table shows the fair value of our investments, by asset class, as of September 30, 2025 and December 31, 2024 (in thousands):

	Cost	Fair Value	% of Total Portfolio
As of September 30, 2025
Senior Secured Loans	$877,745	$857,636	90.66%
Second Lien Loans	21,221	21,177	2.24
Preferred Stock/Units	51,920	37,386	3.95
Common Stock/Units	5,415	129	0.01
Equity Interest	13,233	14,049	1.49
Warrants	24,649	15,587	1.65
Total	$994,183	$945,964	100.00%

As of December 31, 2024
Senior Secured Loans	$966,155	$950,092	88.24%
Second Lien Loans	20,445	20,152	1.87
Preferred Stock/Units	77,247	82,641	7.67
Common Stock/Units	9,141	2,833	0.26
Equity Interest	6,550	6,940	0.64
Warrants	24,345	14,182	1.32
Total	$1,103,883	$1,076,840	100.00%

For the three and nine months ended September 30, 2025, our debt investment portfolio had a dollar-weighted annualized yield of 16.8% and 15.3%, respectively. For the three and nine months ended September 30, 2024, our debt investment portfolio had a dollar-weighted annualized yield of 15.9% and 15.5%, respectively. We calculate the yield on dollar-weighted debt investments for any period measured as (1) total related investment income during the period divided by (2) the daily average of the fair value of debt investments outstanding during the period, including any debt investments on non-accrual status. As of September 30, 2025, our debt investments had a dollar-weighted average term of 54 months at origination and a dollar-weighted average remaining term of 33 months, or approximately 2.8 years. As of September 30, 2025, substantially all of our debt investments had a committed principal amount of between $6.0 million and $68.5 million and pay cash interest at annual interest rates of between 6.3% and 13.8%.

The following table shows our dollar-weighted annualized yield by investment type for the three and nine months ended September 30, 2025 and 2024:

	Fair Value(1)				Cost(2)
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Investment type:
Debt investments	16.83%	15.92%	15.29%	15.51%	16.52%	15.49%	15.00%	15.21%
Equity interest	1.59%	-%	1.59%	0.07%	1.13%	-%	1.16%	0.05%
All investments	15.77%	15.08%	14.40%	14.77%	15.08%	14.29%	13.82%	14.11%

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

Investment Activity

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments as well as repayments and sales of existing investments. During the nine months ended September 30, 2025, we funded $52.5 million in four new portfolio companies and $55.2 million in nine existing companies, net of upfront loan origination fees and refinances. We also received $226.1 million in sales and prepayments from ten portfolio companies and $9.4 million in scheduled principal repayments from three portfolio companies. Of the sales and prepayments, $38.3 million in proceeds was from the termination of warrants, sale of preferred stock/units, sale of equity interest, or sale of common stock/units. During the nine months ended September 30, 2024, we funded $151.4 million in five new portfolio companies, $5.6 million in one joint venture, and $17.0 million in four existing portfolio companies, net of upfront loan origination fees and refinances. We also received $144.7 million in sales and prepayments from five portfolio companies and $2.4 million in scheduled principal repayments from one portfolio company. There was $0.1 million in proceeds from the termination of warrants, sale of preferred stock, sale of equity interest, or sale of common stock during the nine months ended September 30, 2024.

Portfolio Reconciliation

The following is a reconciliation of our investment portfolio for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Beginning investment portfolio	$1,076,840	$1,067,009
Purchases of investments	107,747	174,029
PIK interest	11,449	9,582
Sales and prepayments of investments	(226,052)	(144,661)
Scheduled repayments of investments	(9,431)	(2,380)
Sales and maturities of U.S. Treasury Bills	-	(42,029)
Amortization of fixed income premiums or accretion of discounts	3,349	8,293
Net realized gain (loss) on investments	3,238	-
Net change in unrealized gain (loss) on investments	(21,176)	(3,743)
Ending investment portfolio	$945,964	$1,066,100

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

The following table shows the investment ratings of our debt investments at fair value as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025			December 31, 2024
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$-	-%	-	$27,217	2.53%	1
2	608,727	64.35	20	671,839	62.39	20
3	202,646	21.42	7	231,488	21.50	8
4	65,077	6.88	2	34,120	3.17	1
5	2,363	0.25	1	5,580	0.52	2
	$878,813	92.90%	30	$970,244	90.11%	32

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

The following table summarizes the cost, fair value, and types of income not recorded in "Interest income" on the Consolidated Statements of Operations related to senior secured term loans on non-accrual status as of September 30, 2025 and December 31, 2024 (in thousands):

	Date of Non-Accrual	Forgone Interest Income	Forgone Accretion of OID and ETP	Total Forgone Income	Cost Basis	Fair Value	Fair Value as a % of Total Portfolio
As of September 30, 2025
Investment
Mingle Healthcare Solutions, Inc.	1/1/2024	$1,162	$-	$1,162	$4,757	$2,363	0.25%
Total		$1,162	$-	$1,162	$4,757	$2,363	0.25%

As of December 31, 2024
Investment
JobGet Holdings, Inc. (fka Snagajob.com, Inc.)	3/31/2024	$4,243	$283	$4,526	$3,774	$3,431	0.32%
Mingle Healthcare Solutions, Inc.	1/1/2024	687	-	687	4,952	2,148	0.20
Total		$4,930	$283	$5,213	$8,726	$5,579	0.52%

Results of Operations

An important measure of our financial performance is "Net increase (decrease) in net assets resulting from operations" on the Consolidated Statements of Operations, which includes "Net investment income," "Net realized gain (loss)" and "Net change in unrealized gain (loss)." "Net investment income" is the difference between our income from interest, dividends, fees and other income and our operating expenses, including interest on borrowed funds. "Net realized gain (loss)" is the difference between the proceeds received from dispositions and the amortized cost of portfolio investments and U.S. Treasury Bills, as well as any realized gain (loss) on forward contracts and foreign currency transactions. "Net change in unrealized gain (loss)" is the net change in the fair value of our investment portfolio and the effect of fluctuations in foreign currency exchange rates on forward contracts and foreign cash held.

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024

The following table compares the results of our operations for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)
Investment income
Interest, fee and dividend income	$36,589	$1.01	$36,501	$0.95	$106,777	$2.89	$110,434	$2.81
Other income	158	-	150	-	515	0.01	419	0.01
Total investment income	36,747	1.01	36,651	0.95	107,292	2.90	110,853	2.82
Operating expenses
Management fees	3,963	0.11	3,865	0.10	11,916	0.32	11,763	0.30
Incentive fees	4,075	0.11	3,970	0.10	11,527	0.31	12,287	0.31
Interest and other debt financing expenses	10,630	0.29	11,379	0.30	32,681	0.89	33,106	0.83
Professional fees	556	0.02	528	0.01	1,687	0.05	1,443	0.04
Administration agreement expenses	705	0.02	472	0.01	1,993	0.05	1,508	0.04
Insurance expense	163	-	211	0.01	479	0.01	628	0.02
Tax expense	560	0.02	-	-	810	0.02	2	-
Other expenses	359	0.01	351	0.01	916	0.02	986	0.03
Total operating expenses	21,011	0.58	20,776	0.54	62,009	1.67	61,723	1.57
Net investment income	15,736	0.43	15,875	0.41	45,283	1.23	49,130	1.25
Realized gain (loss)	(1,330)	(0.04)	-	-	3,215	0.09	-	-
Net change in unrealized gain (loss)	(6,387)	(0.17)	9,174	0.24	(21,816)	(0.60)	(3,743)	(0.10)
Net increase (decrease) in net assets resulting from operations	$8,019	$0.22	$25,049	$0.65	$26,682	$0.72	$45,387	$1.15
(1)
The basic per share figures noted above are based on weighted averages of 36,225,742 and 38,390,854 shares outstanding for the three months ended September 30, 2025 and 2024, respectively, and 36,887,968 and 39,317,890 shares outstanding for the nine months ended September 30, 2025 and 2024, respectively.

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

Investment income remained relatively unchanged for the three months ended September 30, 2025 and 2024, at $36.7 million and $36.7 million, respectively, and includes non-recurring income of $4.9 million and $2.0 million, respectively. Non-recurring income includes, but is not limited to, acceleration of unaccreted OID and ETP, prepayment fees, and amendment fees.

Investment income for the nine months ended September 30, 2025 and 2024 was $107.3 million and $110.9 million, respectively, and includes non-recurring income of $8.1 million and $6.2 million, respectively. Non-recurring income includes, but is not limited to, acceleration of unaccreted OID and ETP, prepayment fees, and amendment fees. The decrease in investment income for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to decreased interest income from falling interest rates.

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

Operating expenses for the three months ended September 30, 2025 and 2024 were $21.0 million and $20.8 million, respectively. Operating expenses increased for the three months ended September 30, 2025 from the three months ended September 30, 2024 primarily due to an increase in administration agreement expenses and excise tax expenses, offset by a decrease in interest and other debt financing expenses. Operating expenses per share for the three months ended September 30, 2025 and 2024 were $0.58 and $0.54, respectively.

Operating expenses for the nine months ended September 30, 2025 and 2024 were $62.0 million and $61.7 million, respectively. Operating expenses increased for the nine months ended September 30, 2025 from the nine months ended September 30, 2024 primarily due to an increase in administration agreement expenses, excise tax expenses, and professional fees, offset by a decrease in incentive fees and interest and other debt financing expenses. Operating expenses per share for the nine months ended September 30, 2025 and 2024 were $1.67 and $1.57, respectively.

Management fees remained relatively unchanged for the three months ended September 30, 2025 and 2024 at $4.0 million and $3.9 million, respectively. Management fees per share for the three months ended September 30, 2025 and 2024 were $0.11 and $0.10 per share, respectively.

Management fees remained relatively unchanged for the nine months ended September 30, 2025 and 2024 at $11.9 million and $11.8 million, respectively. Management fees per share for the nine months ended September 30, 2025 and 2024 were $0.32 and $0.30 per share, respectively.

Incentive fees remained relatively unchanged for the three months ended September 30, 2025 and 2024 at $4.1 million and $4.0 million, respectively. For the three months ended September 30, 2025, $4.8 million of the incentive fees were payable in cash and a net ($0.7) million were deferred and accrued. For the three months ended September 30, 2024, $3.1 million of the incentive fees were payable in cash and $0.9 million were deferred and accrued. Incentive fees per share for the three months ended September 30, 2025 and 2024 were $0.11 and $0.10, respectively.

Incentive fees for the nine months ended September 30, 2025 and 2024 were $11.5 million and $12.3 million, respectively. Incentive fees decreased for the nine months ended September 30, 2025 from the nine months ended September 30, 2024 due to a decrease in net investment income. For the nine months ended September 30, 2025, $10.1 million of the incentive fees were payable in cash and $1.4 million were deferred and accrued. For the nine months ended September 30, 2024, $9.6 million of the incentive fees were payable in cash and $2.6 million were deferred and accrued. Incentive fees per share for the nine months ended September 30, 2025 and 2024 were $0.31 and $0.31, respectively.

Net Investment Income

Net investment income for the three months ended September 30, 2025 and 2024 was $15.7 million and $15.9 million, respectively. Net investment income decreased for the three months ended September 30, 2025 from the three months ended September 30, 2024 primarily due to an increase in total operating expenses, offset by an increase in investment income. Net investment income per share for the three months ended September 30, 2025 and 2024 was $0.43 and $0.41, respectively.

Net investment income for the nine months ended September 30, 2025 and 2024 was $45.3 million and $49.1 million, respectively. Net investment income decreased for the nine months ended September 30, 2025 from the nine months ended September 30, 2024 primarily due to a decrease in investment income. Net investment income per share for the nine months ended September 30, 2025 and 2024 was $1.23 and $1.25, respectively.

Net Realized Gain (Loss) on Investments

The net realized loss on investments of $1.3 million for the three months ended September 30, 2025 was attributable to a realized losses on our investments in zSpace, Inc. common stock, Madison Reed, Inc. success fee, and Interactions Corporation warrant. There were no net realized gains or losses on investments for the three months ended September 30, 2024.

The net realized gain on investments of $3.2 million for the nine months ended September 30, 2025 was attributable to a realized gain on our investment in Gynesonics, Inc. partially offset by realized losses on our investments in Quantum Corporation common stock, JobGet Holdings, Inc. (fka Snagajob.com, Inc.), and zSpace, Inc. common stock. There were no net realized gains or losses on investments for the nine months ended September 30, 2024.

Net Change in Unrealized Gain (Loss) on Investments

Net change in unrealized loss on investments of $6.4 million for the three months ended September 30, 2025 was primarily due to a decrease in fair value on our investments in Blueshift Labs, Inc., Kin Insurance, Inc., and JobGet Holdings, Inc. (fka Snagajob.com, Inc.), partially offset by an increase in the fair value of our investments in Piano Software, Inc. In addition, we had releases of prior unrealized gains and losses on our investments in zSpace,Inc., Nalu Medical Inc., Interactions Corporation, and FiscalNote, Inc. Net change in unrealized gain on investments of $9.2 million for the three months ended September 30, 2024 was primarily due to an increase in the fair value of our senior secured loans to Gynesonics, Inc. and Snagajob.com, Inc., our preferred stock investments in Gynesonics, Inc., and CareCloud, Inc., offset by decreases in fair value of our senior secured loans to Vesta Payment Solutions, Inc., VTX Intermediate Holdings, Inc., 3PL Central LLC, and Blueshift Labs, Inc., as well as a release of prior unrealized gain on the senior secured loan to CloudPay, Inc.

Net change in unrealized loss on investments of $21.8 million for the nine months ended September 30, 2025 was primarily due to a release of prior unrealized gain on our investment in Gynesonics, Inc. and a decrease in the fair value of our investments in JobGet Holdings, Inc. (fka Snagajob.com, Inc.), Marley Spoon SE, 3PL Central, LLC., and Blueshift Labs, Inc. The decrease in fair value was partially offset by an increase in fair value of our investments in Hurricane Cleanco Limited and Brivo, Inc and a release of prior unrealized loss on our investments in Quantum Corporation and FiscalNote Inc. The net change in unrealized loss on investments of $3.7 million for the nine months ended September 30, 2024 was primarily due to a decrease in the fair value of our senior secured loans to Snagajob.com, Inc.,Vesta Payment Solutions, Inc., VTX Intermediate Holdings, Inc., Blueshift Labs, Inc., FiscalNote, Inc., 3PL Central LLC, and our common stock investment and warrants in Coginiti Corp. The decrease in fair value was partially offset by an increase in fair value of our senior secured loans to Gynesonics, Inc. and our preferred stock investments in Gynesonics, Inc. and CareCloud, Inc.

Net Increase (Decrease) in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of $8.0 million for the three months ended September 30, 2025 when compared to a net increase in net assets resulting from operations of $25.0 million for the three months ended September 30, 2024.

We had a net decrease in net assets resulting from operations of $26.7 million for the nine months ended September 30, 2025 when compared to a net increase in net assets resulting from operations of $45.4 million for the nine months ended September 30, 2024.

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

During the three and nine months ended September 30, 2025 and 2024, we primarily funded our operations from (i) cash receipts from interest, dividend, and fee income from our investment portfolio, (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments, and (iii) borrowings under our Credit Facility.

During the nine months ended September 30, 2025, our operating activities provided $165.7 million of cash and cash equivalents, compared to $55.9 million in cash and cash equivalents provided by operating activities during the nine months ended September 30, 2024. The $109.8 million increase in cash and cash equivalents provided by operating activities was primarily due to a decrease in purchases of investments and an increase in sales and repayments of investments.

During the nine months ended September 30, 2025, our financing activities used $163.5 million of cash and cash equivalents, compared to $55.2 million of cash and cash equivalents used in financing activities during the nine months ended September 30, 2024. The $108.3 million increase in cash and cash equivalents used in financing activities was primarily due to decreased net borrowing activity of $138.0 million offset by an increase in share repurchases and a decrease in dividends paid to stockholders.

As of September 30, 2025, our net assets totaled $489.5 million, with a net asset value per share of $13.55. We intend to continue to operate in order to generate cash flows from operations, including income earned from investments in our portfolio companies. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

Available Liquidity and Capital Resources

As of September 30, 2025, we had $371.9 million in available liquidity, including $7.9 million in cash and cash equivalents, and $364.0 million available under our Credit Facility, subject to borrowing base capacity. As of September 30, 2025, we had $186.0 million of secured debt outstanding under our Credit Facility, which is a floating interest rate obligation and $264.3 million of unsecured debt outstanding under the 2026, 2027, and 2028 Notes, which are all fixed interest rate debt obligations. Refer to "Note 7 – Borrowings" to our consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional discussion of our debt obligations.

Pursuant to the 1940 Act, we are permitted to incur borrowings, issue debt securities, or issue preferred stock if, immediately after the borrowings or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock is at least 150%. As of September 30, 2025 and December 31, 2024, our asset coverage ratio was 209% and 192%, respectively.

As detailed above, our diverse and well-structured balance sheet is designed to provide a long-term focused and sustainable investment platform. Currently, we believe we have sufficient liquidity to support our near-term capital requirements.

Commitments and Obligations

Our significant contractual payment obligations relate to our borrowings and deferred incentive fees. As of September 30, 2025, we had $450.3 million in debt outstanding, $25.0 million of which was due within the next year, $239.3 million within 1 to 3 years, and $186.0 million beyond 3 years. As of September 30, 2025, we had $11.5 million of deferred incentive fees, $4.1 million of which was due within the next year, $4.4 million within 1 to 3 years, and $3.1 million beyond 3 years.

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

Our unfunded commitments may be significant from time to time. As of September 30, 2025, we had a total of $143.7 million in unfunded commitments which was comprised of $120.9 million to provide debt financing to our portfolio companies and $22.7 million in unfunded commitments to provide equity financing to Runway-Cadma I LLC. Unfunded contractual commitments depend upon a portfolio company reaching certain milestones before the debt commitment is available to the portfolio company, which is expected to affect our funding levels. These commitments are subject to the same underwriting and ongoing portfolio maintenance as the on-balance sheet financial instruments that we hold. From time to time, unfunded contractual commitments may expire without being drawn and thus do not represent future cash requirements. We maintain sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded commitments should the need arise. As of September 30, 2025, we had $30.3 million of available unfunded commitments to portfolio companies that are eligible to be drawn based on achieved milestones and $22.7 million in unfunded capital commitments to Runway-Cadma I LLC. Refer to "Note 8 – Commitments and Contingencies" to our consolidated financial statements in Part I, Item 1 of this Form 10-Q for a summary of unfunded commitments by portfolio company as of September 30, 2025.

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

On May 7, 2025, our Board of Directors approved a share repurchase program (the "Fourth Repurchase Program"), under which we may repurchase up to $25.0 million of our outstanding shares of common stock, at management's discretion from time to time in open-market transactions and in accordance with all applicable securities laws and regulations. If not renewed, the Fourth Repurchase Program will terminate upon the earlier of (i) May 7, 2026 or (ii) the repurchase of $25.0 million of our shares of common stock. From the inception of the Fourth Repurchase Program through September 30, 2025, we repurchased 1,213,391 shares for an aggregate purchase price of $12.5 million.

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

During the three and nine months ended September 30, 2025, we declared dividends and paid in the amount of $13.0 million and $39.5 million, respectively, of which $12.8 million and $38.7 million, respectively, were distributed in cash with the remainder distributed in the form of 20,887 and 81,603 shares, respectively, of our common stock purchased by us in the open market and distributed to stockholders pursuant to our Dividend Reinvestment Plan. During the three and nine months ended September 30, 2024, we declared and paid dividends in the amount of $17.3 million and $54.9 million, respectively, of which $17.1 million and $54.1 million, respectively, were distributed in cash with the remainder distributed in the form of 26,565 and 71,162 shares, respectively, of our common stock purchased by us in the open market and distributed to stockholders pursuant to our Dividend Reinvestment Plan.

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

Recent Developments

We evaluated events subsequent to September 30, 2025 through November 6, 2025. There have been no subsequent events that occurred during such period that would require recognition or disclosure, except as disclosed below.

Distributions

On November 5, 2025, our Board of Directors declared a quarterly distribution of $0.33 per share for our stockholders of record as of November 17, 2025, payable on or before December 3, 2025.

Recent Portfolio Activity

From October 1, 2025 through November 6, 2025,we completed $12.0 million of additional debt commitments. In addition, we funded $1.2 million in unfunded commitments on existing investments. We also received $0.9 million in debt prepayments.

SWK Agreement and Plan of Merger

On October 9, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RWAY Portfolio Holding Corp., a Delaware corporation and our direct wholly-owned subsidiary (“Intermediary Sub”), RWAY Portfolio Corp., a Delaware corporation and a direct wholly-owned subsidiary of Intermediary Sub (“Acquisition Sub”), RGC, a Delaware limited liability company and SWK Holdings Corporation, a Delaware corporation (“SWK”). The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, Acquisition Sub will merge with and into SWK, with SWK continuing as the surviving company and as a wholly-owned subsidiary of Intermediary Sub, or, in the alternative, SWK will merge with and into Acquisition Sub, with Acquisition Sub continuing as the surviving company and as a wholly-owned subsidiary of Intermediary Sub (in either case, the “First Merger”). Immediately after the effectiveness of the First Merger, SWK or Acquisition Sub, as applicable, will merge with and into Intermediary Sub (the “Second Merger”), with Intermediary Sub continuing as the surviving company and as our wholly-owned subsidiary. Immediately after the effectiveness of the Second Merger, Intermediary Sub will merge with and into us (the “Third Merger” and together with the First Merger and the Second Merger, the “Mergers”), and we will continue as the surviving corporation. The Board of Directors and the board of directors of SWK have approved, among other things, the Merger Agreement and the transactions contemplated thereby (the “Transactions”).

Subject to the terms and conditions of the Merger Agreement, at the time a certificate of merger with respect to the First Merger is executed and filed with the Secretary of State of the State of Delaware as provided under the Delaware General Corporation Law (the “Effective Time”), each share of common stock, par value $0.001 per share, of SWK (“SWK Common Stock”) issued and outstanding immediately prior to the Effective Time (other than shares of SWK Common Stock held by a subsidiary of SWK or held, directly or indirectly, by us or any of our consolidated subsidiaries, including Intermediary Sub and Acquisition Sub and all treasury shares (the “Cancelled Shares”)) will be converted, at the election of the respective SWK stockholder, into the right to receive newly issued shares of our common stock ("Common Stock"), par value $0.01 per share, equal to the Exchange Ratio (as defined below) (the “Per Share Stock Consideration”) or an amount of cash equal to the SWK Per Share NAV (as defined below) (the “Per Share Cash Consideration” and, together with the Per Share Stock Consideration, the “Total Per Share Merger Consideration”) and, in either case, an amount of cash, to be provided by RGC, equal to the quotient of (i) $9.0 million divided by (ii) the number of shares of SWK Common Stock issued and outstanding as of the Determination Date (as defined below) (excluding any Cancelled Shares).

Two (2) days (excluding Sundays and holidays) prior to the Effective Time (such date, the “Determination Date”), us and SWK will deliver to the other a calculation of its net asset value as of such date (such calculation with respect to SWK, the “Closing SWK NAV” and such calculation with respect to us, the “Closing RWAY NAV”), in each case calculated in good faith and determined in accordance with the accounting and reporting guidance set forth in the Financial Accounting Standards Board’s Accounting Standards Codification Topic 946, Financial Services - Investment Companies, as modified pursuant to the terms of the Merger Agreement. Based on such calculations, the parties will calculate: (1) the “SWK Per Share NAV,” which will be equal to (i) the Closing SWK NAV divided by (ii) the number of shares of SWK Common Stock issued and outstanding as of the Determination Date (excluding the Cancelled Shares) and (2) the “RWAY Per Share NAV,” which will be equal to (i) the Closing RWAY NAV divided by (ii) the number of shares of our Common Stock issued and outstanding as of the Determination Date. The “Exchange Ratio” will be equal to the quotient (rounded to four decimal places) of (i) the SWK Per Share NAV divided by (ii) the RWAY Per Share NAV.

We and SWK will update and redeliver the Closing RWAY NAV or the Closing SWK NAV, as applicable, in the event that the closing of the Mergers is subsequently materially delayed or there is a material change to either such calculation between the Determination Date and the closing of the Mergers and as needed to ensure that the calculation is determined within two (2) days (excluding Sundays and holidays) prior to the Effective Time.

The Merger Agreement contains customary pre-closing covenants, including covenants requiring us and/or SWK, as applicable, to (i) use reasonable best efforts to cause the consummation of the Transactions, (ii) conduct our business in the ordinary course, (iii) cooperate with the other party in the preparation and filing of a registration statement on Form N-14 (the “Registration Statement”), (iv) duly call, give notice of, convene and hold a special meeting of stockholders of SWK, (v) obtain certain regulatory and third party consents and (vi) refrain from taking, or causing their respective subsidiaries to take, certain actions prior to the consummation of the Mergers without, with respect to us, SWK’s consent and, with respect to SWK, our consent (which consent in each case is not to be unreasonably withheld, delayed or conditioned).

The consummation of the Mergers is subject to the satisfaction or (to the extent permitted by law) waiver of certain customary closing conditions, including effectiveness of the Registration Statement, approval by SWK’s stockholders, absence of a material adverse effect and certain other closing conditions set forth in the Merger Agreement. The obligation of each party to consummate the Mergers is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions) and the other party having performed in all material respects its obligations under the Merger Agreement. Further, the Merger Agreement provides that SWK will not be obligated to consummate the Mergers should the amount by which a third-party valuation firm values the portfolio assets of SWK as of the Determination Date (as adjusted pursuant to the terms of the Merger Agreement) be more than $5.0 million less than SWK’s good faith determination of the carrying value of the underlying portfolio assets of SWK as of 5:00 p.m. New York City time on the Determination Date (as reflected in the books and records of SWK, determined in accordance with GAAP and in a manner consistent with SWK’s historical calculation of the carrying value of such assets).

Key Stockholder Agreement

Concurrently with us entering into the Merger Agreement, we also entered into a key stockholder agreement (the “Key Stockholder Agreement”) with Double Black Diamond Offshore Ltd., a Cayman Islands exempted company (the “Key Stockholder”), and, solely for the purposes of Section 4 thereof, Black Diamond Offshore Ltd., a Cayman Islands exempted company. The Key Stockholder owns 8,493,088 shares of SWK Common Stock, representing in the aggregate approximately 69.9% of the outstanding shares of SWK Common Stock as of October 9, 2025. Pursuant to the Key Stockholder Agreement, the Key Stockholder has agreed to vote such shares of SWK Common Stock in favor of the approval and adoption of the Merger Agreement. Additionally, pursuant to the Key Stockholder Agreement, the Key Stockholder has agreed to refrain from, directly or indirectly, absent our prior written consent: (A)(i) engaging in or becoming a participant in any “solicitation” (as such term is used in the proxy rules of the SEC, but without regard to the exclusion set forth in Rule 14a-1(l)(2)(iv) of the Exchange Act), with respect to us, our Common Stock or any of our other voting securities, of proxies or consents; or conducting any non-binding referendum with respect to any matter or proposal to be voted on by holders of our Common Stock or other voting securities, or (ii) making any public statement in support of any third-party solicitation or referendum with respect to us, our Common Stock or any of our other voting securities; (B) seeking or proposing, alone or in concert with others, to have RGC terminated or replaced, to prevent the adoption of the Advisory Agreement, or to have the Advisory Agreement terminated, amended, modified or otherwise replaced or canceled; (C)(i) seeking or proposing, alone or in concert with others, election or appointment to, or representation on, the Board of Directors; or nominating or proposing the nomination of, or recommending the nomination of, any candidate to the Board of Directors, or (ii) seeking or proposing, alone or in concert with others, the removal of any member of the Board of Directors; (D)(i) seeking or proposing, alone or in concert with others, to call a meeting of our stockholders, or (ii) making or being the proponent of any stockholder proposal (pursuant to Rule 14a-8 under the Exchange Act or otherwise) for consideration by our stockholders; or (E) publicly disclosing any intention, plan or arrangement to take any action inconsistent with the provisions of sections (A) through (D) above.

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

As of September 30, 2025, 96.3% of our performing debt portfolio investments bore interest at variable rates, of which 80.0% were based on SOFR and 20.0% were based on Prime. As a policy, any interest in excess of the cash cap, if applicable, as determined on an individual loan basis will accrue to principal and be treated as PIK interest. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase our investment income by a maximum of $15.5 million and decrease our investment income by a maximum of $8.8 million, due to certain floors, on an annual basis.

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

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments such as futures, options, SWAP contracts and foreign currency forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. As of September 30, 2025, we did not have any hedging instruments.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in "Risk Factors" in Part I, Item 1A of our annual report on Form 10-K, as modified by the Company's annual report on Form 10-K/A, for the fiscal year ended December 31, 2024, filed with the SEC on March 20, 2025 and March 27, 2025, respectively.

The risks and uncertainties described in this report and our annual report on Form 10-K are not the only ones we may face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the risks listed in this report and our annual report on Form 10-K actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, you may lose all or part of your investment.

Risks Relating to the Mergers

Sales of shares of our common stock after the completion of the Mergers may cause the market price of our common stock to decline.

At the effective time of the Mergers, each share of SWK common stock issued and outstanding immediately prior to such time (other than shares owned by us or any of our consolidated subsidiaries), will be converted into the right to receive a number of shares of our common stock equal to the Exchange Ratio, plus any cash (without interest) in lieu of fractional shares.

Former SWK stockholders may decide not to hold the shares of our common stock that they will receive pursuant to the Merger Agreement. In addition, our stockholders may decide not to hold their shares of our common stock after completion of the Mergers. In each case, such sales of our common stock could have the effect of depressing the market price for our common stock and may take place soon after the completion of the Mergers.

Our stockholders will experience a reduction in percentage ownership and voting power in the combined company as a result of the Mergers.

Our stockholders will experience a reduction in their respective percentage ownership interests and effective voting power in respect of the combined company relative to their respective percentage ownership interests in us prior to the Mergers. Consequently, our stockholders should generally expect to exercise less influence over the management and policies of the combined company following the Mergers than they currently exercise over our management and policies.

Prior to completion of the Mergers, subject to certain restrictions in the Merger Agreement, and certain restrictions under the 1940 Act for issuances at prices below the then current NAV per share of our common stock and SWK’s common stock, we and SWK may issue additional shares of our common stock and SWK common stock, respectively, which would further reduce the percentage ownership of the combined company to be held by our current stockholders or to be held by SWK stockholders, as applicable.

We may be unable to realize the benefits anticipated by the Mergers, including estimated cost savings, or it may take longer than anticipated to achieve such benefits.

The realization of certain benefits anticipated as a result of the Mergers will depend in part on the integration of SWK’s investment portfolio with our investment portfolio and the integration of SWK’s business with our business. There can be no assurance that SWK’s investment portfolio or business can be operated profitably or integrated successfully into our operations in a timely fashion or at all. The dedication of management resources to such integration may detract attention from the day-to-day business of the combined company and there can be no assurance that there will not be substantial costs associated with the transition process or that there will not be other material adverse effects as a result of these integration efforts. Such effects, including incurring unexpected costs or delays in connection with such integration and failure of SWK’s investment portfolio to perform as expected, could have a material adverse effect on the financial results of the combined company.

We also expect to achieve certain cost savings from the Mergers when the two companies have fully integrated their portfolios. It is possible that the estimates of the potential cost savings could ultimately be incorrect. The cost savings estimates also assume we will be able to combine our operations and SWK’s operations in a manner that permits those cost savings to be fully realized. If the estimates turn out to be incorrect or if we are not able to combine SWK’s investment portfolio or business with our operations, the anticipated cost savings may not be fully realized or realized at all or may take longer to realize than expected.

The Mergers may trigger certain “change of control” provisions and other restrictions in our or SWK’s contracts or contracts of our respective affiliates, and the failure to obtain any required consents or waivers could adversely impact the combined company.

Certain of our or SWK’s agreements or contracts of our respective affiliates, which may include agreements governing our indebtedness or the indebtedness of SWK, may require the consent or waiver of one or more counterparties in connection with the Mergers. The failure to obtain any such consent or waiver may permit such counterparties to terminate, or otherwise increase their rights or our and SWK’s obligations under, any such agreement because the Mergers or other transactions contemplated by the Merger Agreement may violate an anti-assignment, change of control or other similar provision relating to any of such transactions. If this occurs, we may have to seek to replace that agreement with a new agreement or seek an amendment to such agreement. We cannot assure you that we will be able to replace or amend any such agreement on comparable terms or at all.

If any such agreement is material, the failure to obtain consents, amendments or waivers under, or to replace on similar terms or at all, any of these agreements could adversely affect the financial performance or results of operations of the combined company following the Mergers, including preventing us from operating a material part of SWK’s business.

In addition, the consummation of the Mergers may violate, conflict with, result in a breach of provisions of, or the loss of any benefit under, constitute a default (or an event that, with or without notice or lapse of time or both, would constitute a default) under, or result in the termination, cancellation, acceleration or other change of any right or obligation (including any payment obligation) under, certain agreements of us and SWK. Any such violation, conflict, breach, loss, default or other effect could, either individually or in the aggregate, have a material adverse effect on the financial condition, results of operations, assets or business of the combined company following completion of the Mergers.

The announcement and pendency of the Mergers could adversely affect both our and SWK’s business, financial results and operations.

The announcement and pendency of the Mergers could cause disruptions in and create uncertainty surrounding both our and SWK’s business, including affecting relationships with existing and future borrowers, which could have a significant negative impact on future revenues and results of operations, regardless of whether the Mergers are completed. In addition, we and SWK have diverted, and will continue to divert, management resources towards the completion of the Mergers, which could have a negative impact on each of our and SWK’s future revenues and results of operations.

We and SWK are also subject to restrictions on the conduct of each of our and SWK’s businesses prior to the completion of the Mergers as provided in the Merger Agreement, generally requiring SWK and us to conduct business only in the ordinary course and subject to specific limitations, including, among other things, certain restrictions on each of our and SWK’s respective ability to make certain investments and acquisitions, sell, transfer or dispose of our and SWK’s respective assets, amend each of our and SWK’s respective organizational documents and enter into or modify certain material contracts. These restrictions could prevent SWK or us from pursuing otherwise attractive business opportunities, industry developments and future opportunities and may otherwise have a significant negative impact on the respective future investment income and results of operations of each of us and/or the combined company following the Mergers.

If the Mergers do not close, we will not benefit from the expenses incurred in pursuit of the Mergers.

The Mergers may not be completed. If the Mergers are not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received. We have incurred out-of-pocket expenses in connection with the Mergers for investment banking, legal and accounting fees and financial printing and other related charges, much of which will be incurred even if the Mergers are not completed.

The termination of the Merger Agreement could negatively impact us.

If the Merger Agreement is terminated, there may be various consequences, including:

•
our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Mergers, without realizing any of the anticipated benefits of completing the Mergers;
•
the market price of our common stock might decline to the extent that the market price prior to termination reflects a market assumption that the Mergers will be completed; and
•
the payment of any termination fee, if required under the circumstances, could adversely affect our financial condition and liquidity.

The Merger Agreement limits our ability to pursue alternatives to the Mergers.

The Merger Agreement contains provisions that limit our ability to discuss, facilitate or commit to competing third party proposals to acquire all or a significant part of us. These provisions, which are typical for transactions of this type, include a termination fee of $8.225 million payable by third parties to SWK under certain circumstances. Such provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us from considering or proposing that acquisition even if it were prepared to pay consideration with a higher per share market price than that proposed in the Mergers or might result in a potential competing acquirer proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay.

The Mergers are subject to closing conditions, including stockholder approvals, that, if not satisfied or (to the extent legally allowed) waived, will result in the Mergers not being completed, which may result in material adverse consequences to our business and operations.

The Mergers are subject to closing conditions, including certain approvals of our and SWK’s respective stockholders that, if not satisfied, will prevent the Mergers from being completed. The closing condition that SWK’s stockholders adopt the Merger Agreement and approve the Mergers may not be waived under applicable law and must be satisfied for the Mergers to be completed. If SWK stockholders do not adopt the Merger Agreement and approve the Mergers and the Mergers are not completed, the resulting failure of the Mergers could have a material adverse impact on our business and operations. In addition, the closing condition that our stockholders approve the issuance of shares of our common stock pursuant to the Merger Agreement may not be waived and must be satisfied for the Mergers to be completed. If our stockholders do not approve the issuance of shares of our common stock pursuant to the Merger Agreement and the Mergers are not completed, the resulting failure of the Mergers could have a material adverse impact on our business and operations. In addition to the required approvals of our and SWK’s stockholders, the Mergers are subject to a number of other conditions beyond our control that may prevent, delay or otherwise materially adversely affect completion of the Mergers. We cannot predict whether and when these other conditions will be satisfied.

We will be subject to operational uncertainties and contractual restrictions while the Mergers are pending.

Uncertainty about the effect of the Mergers may have an adverse effect on us and, consequently, on the combined company following completion of the Mergers.

These uncertainties may cause those that deal with us to seek to change their existing business relationships with us. In addition, the Merger Agreement restricts us from taking actions that we might otherwise consider to be in our best interests. These restrictions may prevent us from pursuing certain business opportunities that may arise prior to the completion of the Mergers.

Litigation filed against us and SWK in connection with the Mergers could result in substantial costs and could delay or prevent the Mergers from being completed.

From time to time, we and SWK may be subject to legal actions, including securities class action lawsuits and derivative lawsuits, as well as various regulatory, governmental and law enforcement inquiries, investigations and subpoenas in connection with the Mergers. These or any similar securities class action lawsuits and derivative lawsuits, regardless of their merits, may result in substantial costs and divert management time and resources. An adverse judgment in such cases could have a negative impact on the liquidity and financial condition of us and/or the combined company following the Mergers or could prevent the Mergers from being completed.

We and SWK may, to the extent legally allowed, waive one or more conditions to the Mergers without resoliciting stockholder approval.

Certain conditions to our and SWK’s obligations to complete the Mergers may be waived, in whole or in part, to the extent legally allowed, either unilaterally or by agreement of us and SWK. In the event that any such waiver does not require resolicitation of stockholders, the parties to the Merger Agreement will have the discretion to complete the Mergers without seeking further stockholder approval. The conditions in the Merger Agreement requiring the approval of our stockholders and SWK stockholders, however, cannot be waived.

The market price of our common stock after the Mergers may be affected by factors different from those affecting our common stock currently.

Our business and SWK’s business differ in some respects and, accordingly, the results of operations of the combined company and the market price of our common stock after the Mergers may be affected by factors different from those currently affecting the independent results of operations of each of us and SWK and the market prices of our common stock. These factors include a larger stockholder base and a different capital structure. Accordingly, our historical trading prices and financial results may not be indicative of these matters for the combined company following the Mergers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than pursuant to our Dividend Reinvestment Plan, and except as previously reported by us on our current reports on Form 8‑K, we did not sell any securities during the period covered by this quarterly report on Form 10‑Q that were not registered under the Securities Act.

As part of our Fourth Repurchase Program, we have maintained repurchase plans in accordance with Rule 10b5-1 (the "Rule 10b5-1 Plan") promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). During the three and nine months ended September 30, 2025, we repurchased 1,213,391 shares under the Fourth Repurchase Program. Future repurchases may be made as open market or privately negotiated transactions as described above. We have no obligation to repurchase stock under the Fourth Repurchase Program and may suspend or terminate the Fourth Repurchase Program at any time. As of September 30, 2025, the approximate dollar value of shares that may yet be repurchased under the Fourth Repurchase Program was $12.5 million.

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

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

2.1

Agreement and Plan of Merger by and among Runway Growth Finance Corp., RWAY Portfolio Holding Corp., RWAY Portfolio Corp., Runway Growth Capital LLC and SWK Holdings Corporation, dated as of October 9, 2025 (3)

2.2	Key Stockholder Agreement by and among Runway Growth Finance Corp., Black Diamond Offshore Ltd. and Double Black Diamond Offshore Ltd., dated as of October 9, 2025 (3)

3.1	Articles of Amendment and Restatement (1)

3.2	Articles of Amendment (2)

3.3	Second Amended and Restated Bylaws (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a‑14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a‑14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents *

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 has been formatted in Inline XBRL.*

* Filed herewith.

(1)
Previously filed as an exhibit to the Registrant’s Current Report on Form 8‑K filed with the SEC on December 19, 2016.
(2)
Previously filed as an exhibit to the Registrant’s Current Report on Form 8‑K filed with the SEC on August 19, 2021.
(3)
Previously filed as an exhibit to the Registrant’s Current Report on Form 8‑K filed with the SEC on October 10, 2025.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUNWAY GROWTH FINANCE CORP.
Date: November 6, 2025
	By:	/s/ R. David Spreng
R. David Spreng
President, Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Thomas B. Raterman
Thomas B. Raterman
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)