Form 10-K
period 2025-12-31
Runway Growth Finance Corp.
filed 2026-03-12
CIK 1653384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01180

Runway Growth Finance Corp.

(Exact name of registrant as specified in its charter)

Maryland (State of incorporation)	47-5049745 (I.R.S. Employer Identification No.)
205 N. Michigan Ave., Suite 4200 Chicago, Illinois (Address of principal executive offices)	60601 (Zip Code)

(312) 698‑6902

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	RWAY	Nasdaq Global Select Market LLC
7.50% Notes due 2027	RWAYL	Nasdaq Global Select Market LLC
7.25% Notes due 2031	RWAYI	Nasdaq Global Select Market LLC

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

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant as of the last day of the Registrant's most recently completed second fiscal quarter was approximately $282 million based upon the last close price of $10.73 reported for such date on the Nasdaq Global Select Market LLC.

There were 36,134,037 shares of the Registrant’s common stock outstanding as of March 10, 2026.

Auditor Firm ID: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: New York, New York

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

RUNWAY GROWTH FINANCE CORP.

PART I

Item 1. Business

Runway Growth Finance Corp.

Runway Growth Finance Corp. ("we," "us," "our," or the "Company"), a Maryland corporation formed on August 31, 2015, is structured as an externally managed, non-diversified closed-end management investment company. On August 18, 2021, we changed our name to "Runway Growth Finance Corp." from "Runway Growth Credit Fund Inc." We are a specialty finance company focused on providing senior secured loans to high growth-potential companies in technology, healthcare, business services, financial services, select consumer services and products and other high-growth industries. Our goal is to create significant value for our stockholders and the entrepreneurs we support by providing high growth-potential companies with hybrid debt and equity financing that is more flexible than traditional credit and less dilutive than equity. Our investment objective is to maximize our total return to our stockholders primarily through current income on our loan portfolio, and secondarily through capital gains on our warrants and other equity positions. We are managed by Runway Growth Capital, an experienced provider of growth financing for dynamic, late- and growth-stage companies. As of December 31, 2025, we had an investment portfolio of $927.4 million at fair value, and a net asset value of $485.0 million. Our offices are in Chicago, Illinois; Menlo Park, California; and New York, New York.

We have elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the "1940 Act"). We have also elected to be treated as a regulated investment company ("RIC") under subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). While we currently qualify and intend to qualify annually to be treated as a RIC, no assurance can be provided that we will be able to maintain our tax treatment as a RIC. If we fail to qualify for tax treatment as a RIC for any taxable year, we will be subject to U.S. federal income tax at the regular corporate rate on any net taxable income for such year and may also be subject to applicable state and local taxes. As a BDC and a RIC, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in "qualifying assets," source-of-income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our investment company taxable income and net tax-exempt interest.

We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). We expect to remain an emerging growth company until December 31, 2026, the last day of our fiscal year following the fifth anniversary of our IPO, which closed on October 25, 2021, or until the earliest of (i) the last day of the first fiscal year in which we have total annual gross revenue of $1.235 billion or more, (ii) December 31 of the fiscal year in which we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (together with the rules and regulations promulgated thereunder, the "Exchange Act"), (which would occur if the market value of our common stock held by non-affiliates exceeds $700.0 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months), or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period. During the time that we are an emerging growth company under the JOBS Act, we will be subject to reduced public company reporting requirements. When we are no longer an emerging growth company, we will be subject to additional public company reporting requirements, including auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and we will no longer be able to take advantage of the extended transition periods available to emerging growth companies for complying with new or revised accounting standards.

From the commencement of investment operations on December 16, 2016, through December 31, 2025, we funded 98 transactions and funded $2.7 billion in investments. As of December 31, 2025, our equity investment portfolio had an aggregate fair value of $67.1 million. Our debt investment portfolio, excluding U.S. Treasury bills, consisted of 31 portfolio companies with an aggregate fair value of $860.3 million. Our equity portfolio consisted of 60 warrant positions, five preferred stock positions, one preferred unit position, four common stock positions, and two equity interest positions across 48 companies, including one joint venture investment in Runway-Cadma I LLC. As of December 31, 2025, 99.3%, or $853.9 million, of our debt investment portfolio at fair value consisted of senior secured loans. As of December 31, 2025, our net assets were $485.0 million, and all of our debt investments were secured by all or a portion of the tangible and intangible assets of the applicable portfolio company. The debt investments in our portfolio are generally not rated by any rating agency. If the individual debt investments in our portfolio were rated, they would be rated below "investment grade." Debt investments that are unrated or rated below investment grade are sometimes referred to as "junk bonds" and have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.

For the year ended December 31, 2025, our debt investment portfolio had a dollar-weighted annualized yield of 14.6%. For the years ended December 31, 2024 and 2023, our debt investment portfolio had a dollar-weighted annualized yield of 14.9% and 15.8%, respectively. We calculate the yield on dollar-weighted debt investments for any period measured as (1) total related investment income during the period divided by (2) the daily average of the fair value of debt investments outstanding during the period, including any debt investments on non-accrual status. As of December 31, 2025, our debt investments had a dollar-weighted average outstanding term of 53 months at origination and a dollar-weighted average remaining term of 31 months, or approximately 2.6 years. As of December 31, 2025, substantially all of our debt investments had a committed principal amount of between $2.0 million and $68.5 million and pay cash interest at annual interest rates between 6.3% and 14.3%, exclusive of PIK loans.

The following table shows our dollar-weighted annualized yield by investment type for the years ended December 31, 2025, and December 31, 2024, and December 31, 2023:

	Fair Value(1)			Cost(2)
	Year Ended December 31,			Year Ended December 31,
	2025	2024	2023	2025	2024	2023
Investment type:
Debt investments	14.64%	14.92%	15.78%	14.36%	14.62%	15.54%
Equity interest	1.56%	0.61%	2.66%	1.13%	0.42%	2.06%
All investments	13.79%	14.13%	15.20%	13.21%	13.53%	14.79%
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

Pursuant to the Advisory Agreement, we pay RGC a fee for its investment advisory and management services consisting of two components: a base management fee and an incentive fee. The cost of both the base management fee and incentive fee are ultimately borne by our stockholders. See "Note 3 – Related Party Agreements and Transactions" to our consolidated financial statements in Part II, Item 8 of this Form 10‑K for more information on the Advisory Agreement and the fee structure thereunder.

In January 2025, RGC was acquired by certain affiliates of BC Partners Advisors L.P. ("BC Partners Credit"), including Mount Logan Capital Inc. ("MLCI"). BC Partners Credit, an affiliate of BC Partners LLP ("BC Partners"), was launched in February 2017, with a focus on identifying attractive credit opportunities in any market environment, often in complex market segments. The platform leverages the broader firm's deep industry and operating resources to provide flexible financing solutions to middle-market companies across the business services, industrials, healthcare and other select sectors. MLCI is an alternative asset management and insurance solutions company that is focused on public and private debt securities in the North American market and the reinsurance of annuity products, primarily through its wholly owned subsidiaries Mount Logan Management LLC and Ability Insurance Company, respectively. MLCI also actively sources, evaluates, underwrites, manages, monitors and primarily invests in loans, debt securities, and other credit-oriented instruments that present attractive risk-adjusted returns and present low risk of principal impairment through the credit cycle.

RGC's senior executive team has on average more than 35 years of experience, and its investment professionals, including origination and underwriting, have on average 21 years of experience. RGC has built its team with investment professionals who have deep industry experience, a track record of successful originations and outcomes across the venture debt and venture and private equity spectrum, along with rich experience in working with and understanding high-growth companies from both an investor's and an operator's perspective.

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

Investment Committee

RGC’s investment committee (the "Investment Committee") consists of R. David Spreng, our President and Chief Executive Officer and RGC's founder and Chief Executive Officer, Thomas B. Raterman, our Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary, and RGC's Chief Financial Officer and Chief Operating Officer, Greg Greifeld, RGC's Chief Investment Officer, and Patrick Schafer, a Partner at BC Partners. The Investment Committee meets regularly to consider our investments, review our strategic initiatives and supervise the actions taken by RGC on our behalf. In addition, the Investment Committee reviews and monitors the performance of our investment portfolio. Each investment must be approved by a majority of the Investment Committee.

Board Approval of the Advisory Agreement

Our Board of Directors, including a majority of the directors who were not "interested persons," as defined in Section 2(a)(19) of the 1940 Act, of us or RGC ("the Independent Directors"), approved the Advisory Agreement at an in-person meeting on October 29, 2024 and recommended that our stockholders approve the Advisory Agreement. On January 23, 2025, our stockholders approved the Advisory Agreement at a special meeting of stockholders of the Company, and the Advisory Agreement became effective on January 30, 2025. In its consideration of the approval of the Advisory Agreement, our Board of Directors focused on information it had received relating to, among other things:

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

Duration and Termination

The Advisory Agreement will remain in full force and effect for an initial period of two years from its effective date, and thereafter, unless terminated earlier as described below. The Advisory Agreement will continue automatically for successive annual periods provided that such continuance is specifically approved at least annually by (i) (A) the affirmative vote of a majority of our Board of Directors or (B) the affirmative vote of a majority of our outstanding voting securities, and (ii) the affirmative vote of a majority of our

Independent Directors. The Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, and may be terminated, without penalty, upon not more than 60 days’ written notice, by (i) the affirmative vote of a majority of our outstanding voting securities, (ii) the affirmative vote of a majority of our Board of Directors, including a majority of our Independent Directors, or (iii) RGC. See "Risk Factors – Risks Related to our Business and Structure – RGC and our Administrator have the right to resign upon not more than 60 days’ notice, and we may not be able to find a suitable replacement for either within that time, or at all, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations" in Part I, Item 1A of this Form 10‑K.

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

Relationship with Oaktree Capital Management, L.P. and OCM Growth Holdings

In December 2016, the Company and RGC entered into a strategic relationship with Oaktree Capital Management, L.P ("Oaktree"). In connection with the relationship, OCM Growth Holdings ("OCM Growth"), an affiliate of Oaktree, purchased an aggregate of 14,571,334 shares of the Company's common stock for an aggregate purchase price of $219.3 million in the Company's initial private offering and second private offering (each as defined in "Note 9 – Net Assets" in Part II, Item 8 of this Form 10-K). Oaktree Opportunities Fund Xb Holdings (Delaware), L.P. purchased 24,100 shares of our common stock in secondary transactions in 2020 and 2022. As of December 31, 2025, OCM Growth owns approximately 7,029,668 shares of our common stock, or approximately 19.5% of our outstanding shares.

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

Investment Strategy and Approach

Our investment objective is to maximize our total return to our stockholders primarily through current income on our loan portfolio, and secondarily through capital gains on our warrants and other equity positions. We invest in senior secured term loans and other senior debt obligations and may on occasion invest in second lien loans. We have and expect to continue to acquire warrants and other equity securities from portfolio companies in connection with our investments in loans to these companies.

We focus on lending to high growth-potential companies in technology, healthcare, business services, financial services, select consumer services and products and other high-growth industries.

We originate our investments through two strategies: Sponsored Growth Lending and Non-Sponsored Growth Lending. In addition to our core strategies of providing Sponsored Growth Lending and Non-Sponsored Growth Lending, we may also opportunistically participate in the secondary markets for investments that are consistent with our broader investment strategy.

We view acquisitions as a complement to, rather than a substitute for, organic growth. We remain committed to investing in our core business while simultaneously pursuing acquisitions that we believe will enhance our competitive position and our long-term growth.

We seek to construct a balanced portfolio with diversification among sponsored and non-sponsored transactions, diversification among sponsors within the Sponsored Growth Lending strategy, diversification among industry, geography, and stage of development, all contributing to a favorable risk adjusted return for the portfolio viewed as a whole. Borrowers tend to use the proceeds of our financings to invest in sales and marketing, expand capacity of the overall business or refinance existing debt. Certain of the loans in which we may invest or obtain exposure to through our investments may be deemed "covenant-lite" loans, which means the loans contain fewer or no maintenance covenants compared to other loans and do not include terms which allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. See "Risk Factors – Risks Related to our Investments – We may be subject to risks associated with our investments in covenant-lite loans" in Part I, Item 1A of this Form 10-K.

Sponsored Growth Lending. Our Sponsored Growth Lending strategy generally includes loans to late and growth stage companies that are already backed by established venture capital and private equity firms. Our Sponsored Growth Lending strategy typically includes the receipt of warrants and/or other equity from these venture-backed companies.

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
•
delivers consistent returns through double-digit loan yields; and
•
often offers us the ability to participate in equity upside of portfolio companies through the acquisition of warrants or success fees.

Non-Sponsored Growth Lending. Our Non-Sponsored Growth Lending strategy generally includes loans to late and growth stage, private companies that are funded directly by entrepreneurs and founders, or companies that no longer require institutional equity investment (which may selectively include publicly traded companies). We refer to these target borrowers as "non-sponsored growth companies."

Generally, financing available to these non-sponsored growth companies is predicated on the underlying value of the business’s assets, in an orderly liquidation scenario, and/or the entrepreneur’s own personal financial resources. These options frequently provide insufficient capital to fund growth plans and do not consider the underlying enterprise value of the business which may be substantial relative to the value of tangible assets deployed in the business. We are frequently the only senior lender to non-sponsored growth companies and evaluate business fundamentals, the commitment of the entrepreneur and secondary sources of repayment in our underwriting approach.

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

On September 12, 2025, we, RGC and certain affiliates applied for a new co-investment exemptive order from the SEC, which would permit us to enter into certain negotiated co-investment transactions alongside certain affiliates in a manner consistent with our investment objective, positions, policies, strategies, and restrictions, as well as regulatory requirements and other pertinent factors, subject to compliance with such order. If granted by the SEC, this order would contain certain conditions and require the Board to maintain oversight of our participation in the co-investment program. This order would also require a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors to make certain conclusions pursuant to Section 57(f) of the 1940 Act in connection with certain co-investment transactions, including co-investment transactions in which an affiliate of the Company is an existing investor in the portfolio company, non-pro rata follow on investments and non-pro rata dispositions of investments. There can be no assurances that the SEC will grant this new co-investment exemptive relief.

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

Sponsored and Non-Sponsored Growth Lending Represents an Attractive Source of Funding

Sponsored Growth Lending: An attractive market opportunity exists for a lender that invests in secured loans to late and growth stage companies that have not yet achieved profitability, but often times have sustainable cash flow positive operations. Sponsored growth lending provides an attractive source of funds for venture-backed companies, their management teams, and their equity capital investors, as it:

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

Large and Growing Market for Debt Financing to Venture Capital-Backed Companies

Healthy, stable venture environment: Approximately 14,716 companies received venture capital financing in 2025, according to the Pitchbook-NVCA Venture Monitor, a quarterly report published jointly by NVCA and Pitchbook on venture capital activity ("Pitchbook-NVCA"). Despite the broader economic challenges of 2025, we anticipate that the market for borrowers will gradually improve over the coming quarters. The venture debt lending market, as defined in the Q4 2025 Pitchbook-NVCA Venture Monitor, is estimated at $62.4 billion, or roughly 18.4% of total U.S. venture capital deal value.

Growing pool of target companies: The time from initial venture capital investment to transaction exit of such investment, either by an initial public offering or merger and acquisition transaction, compressed slightly over the last couple of years but increased slightly in 2025 to an average of 6.2 years. According to the Pitchbook-NVCA Q4 2025 Venture Monitor, in 2025, the median number of years from initial venture investment to initial public offering of a U.S. venture capital-backed company was 7.4 years, and the median number of years from initial venture investment to merger and acquisition transaction was 4.7 years. Exit transactions are a small proportion of companies financed by venture capital each year. As a result, the pool of target companies has grown larger with increased demand for private capital.

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

Experienced, Proven Management Team Supported by a Deep Bench of Dedicated Investment Professionals

RGC’s senior executive team, with an average of more than 35 years of experience, and our senior investment professionals, including origination and underwriting, with an average 21 years of experience, have developed a disciplined and repeatable approach to investing and managing investments in high-growth potential businesses. We believe that the experience, relationships and disciplined investment and risk management processes of RGC’s investment professionals are a competitive advantage for us.

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

RGC has a broad team of professionals focused on every aspect of the investment lifecycle. RGC has origination, underwriting and portfolio monitoring teams that manage and oversee the investment process from identification of investment opportunity through negotiations of final term sheet and investment in a portfolio company followed by active portfolio monitoring. The team members serving investment management and oversight functions have significant operating experience and are not associated with origination functions to avoid any biased views of performance. This structure helps originators focus on identifying investment opportunities while other team members continue building relationships with our portfolio companies. This team of experienced professionals is also complemented by our access to the teams of investment professionals at BC Partners Credit and across BC Partners’ integrated platform.

Access to BC Partners Credit Platform

We believe that access to BC Partners Credit and BC Partners’ credit investment platform (the "BC Partners Credit Platform") provides us with a strong competitive advantage. The BC Partners Credit Platform functions as an integrated business within the BC Partners organization, utilizing and benefiting from BC Partners’ existing infrastructure and other platforms, including its private equity investment platform. We believe that the BC Partners Credit Platform is synergistic and complementary to our business and will enable us to leverage its deal flow and sector knowledge, creating attractive new investment opportunities. BC Partners Credit’s ability to leverage scale and enhance sourcing capabilities throughout the credit cycle is anticipated to be supported by the resources and expertise available to it from its integration within the broader BC Partners organization, which allows BC Partners Credit to leverage a team of investment professionals across BC Partners’ private equity and other platforms, including operations teams, to which we have access.

Provide Capital to Robust, High-Growth Venture-backed Companies

We believe we are favorably positioned within the venture lending ecosystem, targeting primarily growth focused technology and healthcare companies. We believe the technology and healthcare industries are among the most attractive industries within the venture lending space, primarily representing large, addressable markets with strong and consistent growth. According to the Q4 2025 Pitchbook-NVCA Venture Monitor and Pitchbook-NVCA industry classifications, venture capital deal volume in the technology industry totaled approximately $313.8 billion in 2025, representing a 16.2% CAGR from 2015 to 2025. Venture capital deal volume in the life sciences industry totaled approximately $36.3 billion in 2025, representing an 8.0% CAGR from 2015 to 2025. We believe companies within these industries can often be characterized as having asset-light business models, attractive recurring revenue streams and strong growth trajectories.

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

Robust, Disciplined Investment Process and Credit Analysis

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

We believe the focused and disciplined approach that RGC applies to our lending strategy enables us to deliver strong, consistent returns to our investors. As of December 31, 2025, our debt portfolio is 99.3% first lien senior secured. Of our $3.3 billion total commitments since inception, our cumulative gross loss rate, as a percentage of total commitments since inception, has been 0.89% and our net losses, as a percentage of total commitments since inception, has been 0.61%. At the point of origination, our current portfolio companies have raised on average $156.8 million of equity proceeds relative to our average commitment size of $33.0 million. To achieve this, we do not follow an "index" strategy or a narrowly focused approach, and we do not lend only to those companies that are backed by a specific set of sponsors. We believe that careful selection among many opportunities will yield the optimal portfolio results within both sponsored and non-sponsored lending opportunities - although we do expect the sponsored segment to represent the majority of the portfolio for the foreseeable future.

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

Flexible, Opportunity-Specific Pricing and Structure

RGC’s comprehensive analysis assesses all factors and does not rely on any one criterion above or more than others. For example, we do not seek to provide financing to every early-stage company backed by top-tier venture firms, but only to those companies that, in our opinion, possess the most favorable risk and return characteristics for our investments. We seek to understand the attractiveness of each opportunity on its own merits. The quality of the venture investors involved is important, but it is only one component of our decision-making process. Within our Non-Sponsored Growth Lending strategy, we expect that many companies will have positive earnings before interest expense, income tax expenses, depreciation and amortization ("EBITDA") but have been unable to access sufficient capital to fund current growth opportunities. We believe that gaining a comprehensive picture of an opportunity based on RGC’s defined assessment factors allows us to be more flexible, to identify price and structure inefficiencies in the debt market, better support our portfolio companies, and to maximize loan and warrant returns, while minimizing losses. In our Sponsored Growth Lending and Non-Sponsored Growth Lending strategies, we target our loan to be less than 25% of enterprise value at inception.

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

Competition

Our primary competitors for investments include public and private funds, other BDCs, commercial and investment banks, venture-oriented commercial banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to qualify and maintain our qualification as a RIC. We do not compete primarily on the financing terms we offer and believe that some competitors make loans with rates that are comparable to or lower than our rates. For additional information concerning the competitive risks we face, see "Risk Factors – Risks Related to Our Business and Structure – We operate in a highly competitive market for investment opportunities and we may not be able to compete effectively." in Part I, Item 1A of this Form 10 K.

Staffing

We do not currently have any employees. R. David Spreng, our President and Chief Executive Officer, is also the founder, President and Chief Executive Officer of RGC. Thomas B. Raterman is our Chief Financial Officer, Chief Operating Officer, Treasurer, and Secretary, and serves as the Chief Financial Officer and Chief Operating Officer of RGC. Mr. Raterman performs his functions for us under the terms of our Administration Agreement. Our Board of Directors has appointed Colleen Corwell of Kroll Associates, Inc. to serve as our Chief Compliance Officer pursuant to an agreement between the Company and Kroll Associates, Inc. Ms. Corwell also serves as the Chief Compliance Officer for RGC pursuant to an agreement between RGC and Kroll Associates, Inc.

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

Implications of Being an Emerging Growth Company

We currently are, and expect to remain, an "emerging growth company," as that term is used in the JOBS Act until the earliest of:

•
December 31, 2026, the last day of our fiscal year following the fifth anniversary of the closing of our IPO, which occurred on October 25, 2021;
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

Under the JOBS Act, we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected. See Part I, Item 1A of this Form 10‑K "Risk Factors – Risks Related to Our Business and Structure – We are obligated to maintain proper and effective internal control over financial reporting. Failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and the value of our common stock."

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
•
derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock, securities or foreign currencies, other income derived with respect to our business of investing in stock, securities or currencies, or net income derived from an interest in a "qualified publicly traded partnership," or "QPTP," hereinafter the "90% Gross Income Test";
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

We are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while any senior securities are outstanding unless we meet the applicable asset coverage ratios. See "Regulation as a Business Development Company – Senior Securities" in Part I, Item 1 of this Form 10-K. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or to avoid the 4% U.S. federal excise tax, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

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

Failure to Qualify as a RIC

While we have elected to be treated as a RIC and intend to qualify to be treated as a RIC annually, no assurance can be provided that we will qualify for tax treatment as a RIC for any taxable year. If we fail to satisfy the 90% Gross Income Test or the Diversification Tests for any taxable year, we may nevertheless continue to qualify as a RIC for such year if certain relief provisions are applicable (which may, among other things, require us to pay certain U.S. federal income tax at the regular corporate rate or to dispose of certain assets). If we were unable to qualify for treatment as a RIC and the foregoing relief provisions are not applicable, we would be subject to tax on all of our taxable income at the regular corporate rate, regardless of whether we make any distributions to our stockholders. Distributions would not be required, and any distributions would be taxable to our stockholders as ordinary dividend income that, may qualify as qualified dividends that are subject to U.S. federal income tax at a rate of 20% to the extent of our current and accumulated earnings and profits provided certain holding period and other requirements were met. Subject to certain limitations under the Code, corporate distributees may be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital that would reduce the stockholder's adjusted tax basis in its common stock (and correspondingly increase such stockholder's gain, or reduce such stockholder's loss, on disposition of such common stock), and any remaining distributions would be treated as a capital gain.

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

Controlled Foreign Corporations. If we hold 10% or more of the shares in a foreign corporation that is treated as a controlled foreign corporation (within the meaning of Section 957 of the Code), or "CFC," we may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of the corporation’s income for the tax year (including both ordinary earnings and capital gains), whether or not the corporation makes an actual distribution during such year. In general, a foreign corporation will be classified as a CFC if more than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or by attribution) by United States shareholders. A "United States shareholder," for this purpose, is any U.S. person that possesses (actually or constructively) 10% or more of the combined voting power or 10% or more of the total value of all classes of shares of a corporation. If we are treated as receiving a deemed distribution from a CFC, we will be required to include such distribution in our investment company taxable income regardless of whether we receive any actual distributions from such CFC, and we must distribute such income to satisfy the Annual Distribution Requirement and will the income be taken into account for purposes of the 4% excise tax.

Income inclusions from a QEF or CFC will be "good income" for purposes of the 90% Gross Income Test provided that they are derived in connection with our business of investing in stocks and securities or the QEF or CFC distributes such income to us in the same taxable year to which the income is included in our income.

Foreign Currency Transactions. Under Section 988 of the Code, gains or losses attributable to fluctuations in exchange rates which occur between the time we accrue income or other receivables or accrue expenses or other liabilities denominated in a foreign currency and the time we actually collect such receivables or pay such liabilities generally are treated as ordinary income or loss. Similarly, on disposition of debt instruments and certain other instruments denominated in a foreign currency, gains or losses attributable to fluctuations if the value of the foreign currency between the date of acquisition of the instrument and the date of disposition also are treated as ordinary gain or loss. These currency fluctuations related gains and losses may increase or decrease the amount of our investment company taxable income to be distributed to our stockholders as ordinary income.

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

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act and the rules and regulations thereunder. Under these limits, we generally cannot acquire more than 3% of the voting stock of any registered investment company (as defined in the 1940 Act), invest more than 5% of the value of our total assets in the securities of one investment company, or invest more than 10% of the value of our total assets in the securities of more than one investment company. The SEC rules permit us to exceed these limits without obtaining exemptive relief if we comply with certain conditions. If we invest in securities issued by investment companies, if any, it should be noted that such investments might subject our stockholders to additional expenses as they will be indirectly responsible for the costs and expenses of such companies. Our investment portfolio is also subject to diversification requirements by virtue of our election to be treated as a RIC for U.S. federal income tax purposes and our intention to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs. See "Risk Factors – Risks Related to Our Business and Structure" in Part I, Item 1A of this Form 10-K for more information.

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

We are generally not able to issue and sell our common stock at a price below net asset value per share. See "Risk Factors – Risks Related to Our Business and Structure – Regulations governing our operation as a BDC affect our ability to raise additional capital and the way in which we do so. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage." in Part I, Item 1A of this Form 10‑K. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board of Directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

As a BDC, we are generally limited in our ability to invest in any portfolio company in which RGC or any of its affiliates currently has an investment or to make any co-investments with our investment adviser or its affiliates without an exemptive order from the SEC, subject to certain exceptions. On August 10, 2020, we, RGC, and certain other funds and accounts sponsored or managed by RGC were granted the Order, as amended on August 30, 2022, that permits us greater flexibility than the 1940 Act permits to negotiate the terms of co-investments if our Board of Directors determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by RGC or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that the ability to co-invest with similar investment structures and accounts sponsored or managed by RGC or its affiliates will provide additional investment opportunities and the ability to achieve greater diversification. Under the terms of the Order, a majority of our independent directors are required to make certain determinations in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. On September 12, 2025, we, RGC and certain Affiliates applied for a new co-investment exemptive order from the SEC. There can be no assurances that the SEC will grant such relief. See "Business – Exemptive Relief" in Part I, Item 1 of this Form 10-K for additional information.

We are subject to periodic examination by the SEC for compliance with the 1940 Act.

As a BDC, we are subject to certain risks and uncertainties. See "Risk Factors – Risks Related to Our Business and Structure" in Part I, Item 1A of this Form 10‑K.

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

In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our gross assets for temporary purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see "Risk Factors – Risks Related to Our Business and Structure – We may borrow money, which would magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us." in Part I, Item 1A of this Form 10‑K.

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
•
Any defaults under our Credit Facility or other borrowings, including the July 2027, April 2028 or February 2031 Notes, could adversely affect our business.
•
We may be subject to risks associated with our investments in senior loans, junior debt securities and covenant-lite loans.
•
We are subject to risks associated with artificial intelligence and machine learning technology.

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

Risks Related to RIC Tax Treatment

•
We will be subject to U.S. federal income tax at the regular corporate rate if we are unable to qualify as a RIC.
•
We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

Risks Relating to the Mergers

•
Sales of shares of our common stock after the consummation of the proposed transactions that will result in SWK Holdings Corporation ("SWK") merging with and into us (the "Mergers") pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), dated October 9, 2025 by and among us, RWAY Portfolio Holding Corp., RWAY Portfolio Corp., Runway Growth Capital LLC and SWK may cause the market price of our common stock to decline.
•
Our stockholders will experience a reduction in percentage ownership and voting power in the combined company as a result of the Mergers.
•
We may be unable to realize the benefits anticipated by the Mergers, including estimated cost savings, or it may take longer than anticipated to achieve such benefits.
•
The Mergers may trigger certain "change of control" provisions and other restrictions in our or SWK’s contracts or contracts of our respective affiliates, and the failure to obtain any required consents or waivers could adversely impact the combined company.

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

The U.S. debt ceiling and budget deficit concerns have raised the possibility of additional credit-rating downgrades and economic slowdowns in the United States and globally. Congress has passed legislation to raise the debt ceiling on several recent occasions, but there is no guarantee that any such legislation will be passed in the future. Despite such actions to suspend the debt ceiling, ratings agencies may consider lowering the long-term sovereign credit rating of the United States. Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock. In addition, disputes over the federal budget have in the past and may in the future cause the U.S. federal government to shut down for periods of time. Such adverse political and economic conditions could have a material adverse impact on our business, financial condition and results of operations.

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

Additionally, the Federal Reserve may further raise, or may announce its intention to further raise, the Federal Funds Rate in 2026. These developments, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets and capital markets on favorable terms.

Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, negatively impact us.

There has been ongoing discussion and commentary regarding significant changes to U.S. trade policies, treaties and tariffs. The current U.S. presidential administration, along with the U.S. Congress, has created significant uncertainty about the future relationship between the United States and certain other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity, and restrict our portfolio companies’ access to suppliers or customers or the cost of such goods and have a material adverse effect on their business, financial condition and results of operations, which in turn could negatively impact us.

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

Our primary competitors for investments include both existing and newly formed debt, and to a lesser extent equity, focused public and private funds, other BDCs, commercial and investment banks, venture-oriented commercial banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have, which could allow them to consider a wider variety of investments and establish more relationships than we can. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to maintain our ability to be subject to taxation as a RIC. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to offer. In recent years, substantial investor capital has been allocated to the private credit and direct lending asset classes, creating and increasing competition among lenders. Increased competition across all segments of the private credit and direct lending markets has reduced credit spreads, and along with historically low interest rates, has reduced investment yields and resulted in more borrower friendly terms and conditions. For instance, typically when interest rates are low and a credit cycle extended, new entrants will enter traditionally higher yielding markets creating additional competition and pressures and temporarily compressing yields. We believe the credit markets, and in particular the market for our lending strategies, are presently experiencing such pressures. New competitors, including established private credit platforms in other segments, have entered the sponsored and non-sponsored growth lending market and a similar competitive dynamic is possible. While their entry may or may not be permanent, their entry could lead to competitive pressure on our investment yields and other terms and conditions in the short-term.

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

We may need additional capital to fund growth in our investments. A reduction in the availability of new capital could limit our ability to grow. We must distribute at least 90% of our investment company taxable income to our stockholders to maintain our tax treatment as a RIC. As a result, any such cash earnings may not be available to fund investment originations. We have and may, in the future, borrow under debt facilities from financial institutions and issue additional debt and equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. In addition, as a BDC, our ability to borrow or issue preferred stock may be restricted if our total assets are less than 150% of our total borrowings and preferred stock. See "Risk Factors – Risks Related to Our Business and Structure – Regulations governing our operation as a BDC affect our ability to raise additional capital and the way in which we do so. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage."

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

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on our portfolio as of December 31, 2025, net of expenses. Leverage generally magnifies the return of stockholders when the portfolio return is positive and magnifies their losses when the portfolio return is negative. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio
	(Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder(1)	-26.5%	-16.6%	-6.7%	3.2%	13.1%

(1)
Assumes (i) $1.0 billion in total assets, (ii) $437.3 million in outstanding indebtedness, (iii) $485.0 million in net assets and (iv) weighted average interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs) of 7.39%.

Any defaults under our Credit Facility or other borrowings, including the July 2027, April 2028, or February 2031 Notes could adversely affect our business.

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

On July 28, 2022, we issued and sold $80.5 million in aggregate principal amount of 7.50% interest-bearing unsecured Notes due 2027 (the "July 2027 Notes"), pursuant to a base indenture by and between us and U.S. Bank Trust Company, National Association, as trustee, dated July 28, 2022 (the "Base Indenture"), and the first supplemental indenture thereto, dated July 28, 2022.

On April 7, 2025, we completed a private debt offering of $107.0 million in aggregate principal amount of 7.51% interest-bearing unsecured Series 2025A Senior Notes due 2028 (the "April 2028 Notes" or "2028 Notes") to institutional accredited investors (as defined in Regulation D under the Securities Act). On February 3, 2026, we issued and sold $103.25 million in aggregate principal amount of

7.25% interest-bearing unsecured Notes due February 3, 2031 (the "February 2031 Notes"), pursuant to the Base Indenture and third supplemental indenture thereto, dated February 3, 2026.

In the event we default under our Credit Facility, or other borrowings, including the July 2027 Notes, April 2028 Notes, and February 2031 Notes, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be unfavorable prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under such borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under such borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we are unable to obtain additional debt financing, or if our borrowing capacity is materially reduced, our business could be materially adversely affected.

We may want to obtain additional debt financing or need to do so upon maturity of the Credit Facility, in order to obtain funds that may be made available for investments. The availability period under the Credit Facility expires on March 18, 2029 and is followed by a one year amortization period. The stated maturity date under the Credit Facility is March 18, 2029, unless extended. If we are unable to increase, renew or replace the Credit Facility and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition.

Changes in interest rates may affect our cost of capital, the ability of our portfolio companies to service their debt obligations and our net investment income.

Following a period of elevated interest rates to address inflation concerns, in the third quarter of 2024, the Federal Reserve cut rates for the first time since March 2020 and, most recently, cut rates in the fourth quarter of 2025. The Federal Reserve has indicated that there may be additional rate cuts in the future; however future reductions to the benchmark rate are not certain. General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, and our net asset value. Substantially all of our debt investments will have variable interest rates that reset periodically based on benchmarks such as the SOFR and Prime rates.

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

The systems and resources necessary to comply with public company reporting requirements will increase further once we cease to be an "emerging growth company" under the JOBS Act. As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We will remain an emerging growth company for up to five years following our IPO, which we completed on October 25, 2021, although we would cease to be an emerging growth company as of the following December 31 if (i) the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of any June 30 before that time, (ii) our annual gross revenue for the fiscal year exceeds $1.235 billion, or (iii) we issue an aggregate of $1.0 billion in non-convertible debt securities in any three year period. See "Business – Implications of Being an Emerging Growth Company" in Part I, Item 1 of this Form 10-K.

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

Technological developments in artificial intelligence could disrupt the markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs.

Artificial intelligence, including machine learning technology and generative artificial intelligence, is rapidly evolving. While the full extent of current or future risks related thereto is not possible to predict, artificial intelligence could significantly disrupt the business models and markets in which we and our portfolio companies operate and subject us and our portfolio companies to increased competition, legal and regulatory risks and compliance costs, any of which could have a material adverse effect on our or our portfolio companies’ business, financial condition and results of operations.

We, our Adviser and our Administrator currently do not, but may in the future, use artificial intelligence tools and technologies in the operation of our business. In addition, certain of our portfolio companies use and may plan to expand their use of artificial intelligence tools and technologies in the operation of their businesses. These uses come with potential risks, including, but not limited to, generation of inaccurate results, misuse or disclosures of confidential information, infringement of third-party intellectual property rights, potential cybersecurity vulnerabilities, reputational risk, and regulatory burdens. Artificial intelligence models may create outputs that are flawed, inaccurate, biased, or that infringe or misappropriate intellectual property of third parties. The models may also be subject to new or different modes of cyber attacks, including prompt injection attacks, and such attacks may be able to circumvent our cybersecurity tools and processes. To the extent we, our Adviser, our Administrator, or any of our portfolio companies rely on such technologies, these risks could negatively impact us or our portfolio companies. There is also a risk that artificial intelligence tools or applications may be misused by employees and/or third parties engaged by us, our Adviser or our Administrator, or by our portfolio companies. For example, such an employee may input confidential information, including material non-public information, trade secrets, or personal information, into artificial intelligence technologies in a manner that results in such information becoming part of a dataset that is accessible by third-party artificial intelligence applications and users, including competitors. Further, we, our Adviser or our Administrator, or our portfolio companies may not be able to control how third-party artificial intelligence technologies that we or they choose to use are developed or maintained, or how data we or they input is used or disclosed, even where contractual protections with respect to these matters have been sought. The misuse or misappropriation of our data could have an adverse impact on our reputation and could subject us to legal and regulatory investigations and/or actions. The misuse or misappropriation of data of any of our portfolio companies could have an adverse impact on such businesses reputation and could subject such portfolio company to legal and regulatory investigations and/or actions.

We or our portfolio companies may also be exposed to competitive risks related to the adoption of artificial intelligence or other new technologies by others within our respective industries. If our or our portfolio companies’ competitors are more successful than us or our portfolio companies in the use of artificial intelligence or development of services or products based on artificial intelligence, or we or our portfolio companies do so at a slower pace than others, we or our portfolio companies may be at a competitive disadvantage. In addition, our or our portfolio companies’ investments in technology systems and artificial intelligence may not deliver the benefits we or they expect, which could be costly for our or their respective businesses.

Finally, regulations related to artificial intelligence may also impose on us or our portfolio companies certain obligations and costs related to monitoring and compliance, and we or they could be subject to regulatory actions if we or they are deemed not to have complied.

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

Our portfolio is concentrated in a limited number of industries. We invest primarily in companies focused in technology, healthcare, business services, financial services, select consumer services and products and other high-growth industries. A downturn in any particular industry in which we are invested could significantly impact the aggregate returns we realize. As our portfolio may be less diversified than the portfolios of other investment vehicles, we may be more susceptible to losses if a single loan is not repaid. Similarly, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment.

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

We invest in sectors including technology, healthcare, business services, financial services, select consumer services and products and other high-growth industries, which are subject to specific risks related to each.

We intend to continue to invest the largest portions of our portfolio in technology, healthcare, business services, financial services, select consumer services and products and other high-growth industries. Our portfolio companies may address needs in technology-related industries and markets. We expect that our technology portfolio will consist of companies that commercialize and integrate products targeted at technology-related markets. There are risks in investing in companies that target technology-related markets, including rapid and sometimes dramatic price erosion of products, the reliance on capital and debt markets to finance large capital outlays, including fabrication facilities, the reliance on partners outside of the United States, particularly in Asia, and inherent cyclicality of the technology market in general. As a result of multiple factors, access to capital may be difficult or impossible for companies in our portfolio that are pursuing these markets.

We may be subject to risks associated with our investments in healthcare-related companies.

Our healthcare portfolio consists primarily of companies that commercialize and integrate products in healthcare-related industries, including biotechnology, drug discovery, drug delivery, bioinformatics and medical devices. There are risks in investing in companies that target healthcare-related industries, including, but not limited to, the uncertainty of timing and results of clinical trials to demonstrate the safety and efficacy of products; failure to obtain any required regulatory approval of products; failure to develop manufacturing processes that meet regulatory standards; competition, in particular from companies that develop rival products; and the ability to protect proprietary technology. Adverse developments in any of these areas may adversely affect the value of our healthcare portfolio.

This healthcare industry is dominated by large multinational corporations with substantially greater financial and technical resources than generally will be available to our portfolio companies. Such large corporations may be better able to adapt to the challenges presented by continuing rapid and major scientific, regulatory and technological changes as well as related changes in governmental and third-party reimbursement policies.

Within the healthcare industry, the development of products generally is a costly and time-consuming process. Many highly promising products ultimately fail to prove to be safe and effective. There can be no assurance that the research or product development efforts of our portfolio companies or those of their collaborative partners will be successfully completed, that specific products can be manufactured in adequate quantities at an acceptable cost and with appropriate quality, or that such products can be successfully marketed or achieve customer acceptance. There can be no assurance that a product will be relevant and/or be competitive with products from other companies following the costly, time-consuming process of its development.

The research, development, manufacturing, and marketing of products developed by some healthcare companies are subject to extensive regulation by numerous government authorities in the United States and other countries. There can be no assurance that products developed by the portfolio companies will ever be approved by such governmental authorities.

Many healthcare portfolio companies will depend heavily upon intellectual property for their competitive position. There can be no assurance that the portfolio companies will be able to obtain patents for key inventions. Moreover, within the healthcare industry, patent challenges are frequent. Even if patents held by the portfolio companies are upheld, any challenges thereto may be costly and distracting to the portfolio companies’ management.

Some of the healthcare portfolio companies will be at least partially dependent for their success upon governmental and third-party reimbursement policies that are under constant review and are subject to change at any time. Any such change could adversely affect the viability of one or more portfolio companies.

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

As of December 31, 2025, our investments in healthcare technology represented approximately 13.3% of our portfolio at fair value. Our investments in healthcare technology are subject to substantial risks, including, but not limited to, the risk that the laws and regulations governing the business of health care companies, and interpretations thereof, may change frequently. Current or future laws and regulations could force our portfolio companies engaged in health care, to change their policies related to how they operate, restrict revenue, change costs, change reserve levels and change business practices.

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

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms – which may include the waiver of certain financial covenants – with a defaulting portfolio company. These expenses could materially and adversely affect our operating results and cash flow. In addition, we have invested in and may in the future invest in or obtain significant exposure to "covenant-lite" loans. Generally, covenant-lite loans provide borrowers more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower's financial condition. Accordingly, because we invest in and have exposure to covenant-lite loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants. See "Risk Factors – Risks Related to Investments – We may be subject to risks associated with our investments in covenant-lite loans" in Part I, Item 1A of this Form 10-K.

If our portfolio companies are unable to commercialize their technologies, products, business concepts or services, the returns on our investments could be adversely affected.

The value of our investments in our portfolio companies may decline if they are not able to commercialize their technology, products, business concepts or services. Additionally, although some of our portfolio companies may already have a commercially successful product or product line at the time of our investment, information technology, e-commerce and healthcare often have a more limited market or life span than products in other industries. Thus, the ultimate success of these companies often depends on their ability to continually innovate in increasingly competitive markets. If they are unable to do so, our investment returns could be adversely affected and their ability to service their debt obligations to us over the term of the loan could be impaired. Our portfolio companies may be unable to successfully acquire or develop any new products, and the intellectual property they currently hold may not remain viable. Even if our portfolio companies are able to develop commercially viable products, the market for new products and services is highly competitive and rapidly changing. Neither our portfolio companies nor we will have any control over the pace of technology development. Commercial success is difficult to predict, and the marketing efforts of our portfolio companies may not be successful.

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

As of December 31, 2025, OCM Growth owned 19.5% of our outstanding common stock. Pursuant to an irrevocable proxy, the shares of our common stock held by OCM Growth must be voted in the same manner that our other stockholders vote their shares. OCM Growth has a right to nominate a member of our Board of Directors for election for so long as OCM Growth holds shares of our common stock in an amount equal to, in the aggregate, at least one-third (33.33%) of OCM Growth’s initial $125.0 million capital commitment to us, which percentage shall be determined based on the dollar value of the shares of common stock owned by OCM Growth. OCM Growth holds the right to appoint a nominee to the Board of Directors, subject to the conditions previously described, regardless of the Company's size (e.g., assets under management or market capitalization) or the beneficial ownership interests of other stockholders. Further, to the extent OCM Growth’s share ownership falls below one-third of its initial $125 million capital commitment under any circumstances, OCM Growth will no longer have the right to appoint a director nominee and will use reasonable efforts to cause such nominee to resign immediately (subject to his or her existing fiduciary duties).

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

For the majority of our investments, no market-based price quotation is available. As a result, our Board of Directors determines the fair value of these securities in good faith as described in "Risk Factors – Risks Related to Our Business and Structure – Our portfolio securities may not have a readily available market price and, in such a case, we will value these securities at fair value as determined in good faith under procedures adopted by our Board of Directors, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment." In connection with that determination, RGC’s investment team provides our Board of Directors with valuation recommendations based upon the most recent and available information, which generally includes industry outlook, capitalization, consolidated financial statements and projected financial results of each portfolio company. Our Board of Directors utilizes the services of certain independent third-party valuation firms to aid it in determining the fair value of these investments. The Board of Directors discusses valuations and determines the fair value in good faith based on the input of RGC, the Audit Committee of the Board of Directors and the applicable third-party valuation firm. The participation of RGC’s investment team in our valuation process, and the pecuniary interest in RGC by certain members of our Board of Directors, could result in a conflict of interest as RGC’s base management fee is based, in part, on the value of our average adjusted gross assets, and RGC’s incentive fee is based, in part, on realized gains and realized and unrealized losses.

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

As of December 31, 2025, OCM Growth owned 19.5% of our total outstanding shares. Subject to applicable securities laws, including Rule 144, sales of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect the prevailing market prices for our common stock. If these sales occur, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so. We cannot predict what effect, if any, future sales of securities, or the availability of securities for future sales, will have on the market price of our common stock prevailing from time to time.

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

All distributions declared in cash payable to stockholders that are participants in our Dividend Reinvestment Plan will be automatically reinvested in shares of our common stock (net of applicable withholding taxes). In addition, stockholders who elect not to participate in our Dividend Reinvestment Plan may experience accretion to the net asset value of their shares if our shares are trading at a premium to net asset value and dilution if our shares are trading at a discount to net asset value. The level of accretion or discount would depend on various factors, including the proportion of our stockholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the distribution payable to stockholders.

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

Risks Related to RIC Tax Treatment

We will be subject to U.S. federal income tax at the regular corporate rate if we are unable to qualify as a RIC.

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

If we fail to qualify as a RIC for any reason and therefore become subject to U.S. federal income tax at the regular corporate rate, the resulting company-level taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

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

Since, in certain cases, we may recognize taxable income before or without receiving corresponding cash payments, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain our qualification as a RIC. Accordingly, to satisfy our Annual Distribution Requirement, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities. If we are not able to obtain cash from other sources, we may fail to qualify for tax treatment as a RIC and thus become subject to U.S. federal income tax at the regular corporate rate. For additional discussion regarding the tax implications of our election to be taxed as a RIC, please see "Business – Certain U.S. Federal Income Tax Considerations – Taxation of the Company" in Part I, Item 1 of this Form 10-K.

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

Under the Section 852 of Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to stockholders of record in the current year, the dividend will be treated for all US federal tax purposes as if it were paid on December 31 of the current year. In addition, we may pay dividends, referred to as "spillback dividends," that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for U.S. federal income tax. Under these spillback dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2025 until as late as December 31, 2026. If we choose to pay a spillback dividend, we will incur the nondeductible 4% U.S. federal excise tax on some or all of the distribution.

We may take certain actions with respect to the timing and amounts of our distributions in order to preserve cash and maintain flexibility. For example, we may reduce our dividends and/or defer our dividends to the following taxable year. If we defer our dividends, we may choose to utilize the spillback dividend rules discussed above and incur the 4% U.S. federal excise tax on such amounts. To further preserve cash, we may combine these reductions or deferrals of dividends with one or more distributions that are payable partially in our stock as discussed below under "Risk Factors – Risks Related to RIC Tax Treatments – We may choose to pay distributions in our own stock, including in connection with our Dividend Reinvestment Plan, in which case you may be required to pay U.S. federal income tax in excess of the cash you receive."

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

A "publicly offered RIC" is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. We expect to be treated as a "publicly offered regulated investment company" as a result of shares of our common stock being treated as regularly traded on an established securities market. However, we cannot assure you that we will be treated as a publicly offered regulated investment company for all years. If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. stockholder’s allocable share of the management and incentive fees paid to RGC and certain of our other expenses for the calendar year, and will be deductible by such shareholder only to the extent permitted under the limitations described below. For non-corporate U.S. stockholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered RIC. In particular, these expenses, referred to as miscellaneous itemized deductions, currently are not deductible by non-corporate U.S. stockholders.

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

The Merger Agreement contains provisions that limit our ability to discuss, facilitate or commit to competing third party proposals to acquire all or a significant part of us. These provisions, which are typical for transactions of this type, include a termination fee of $8.2 million payable by third parties to SWK under certain circumstances. Such provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us from considering or proposing that acquisition even if it were prepared to pay consideration with a higher per share market price than that proposed in the Mergers or might result in a potential competing acquirer proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay.

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

Our business faces increasing public scrutiny related to corporate social responsibility activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.

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

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Additionally, there are a number of proposals in Congress that would modify the existing U.S. tax rules. The likelihood of any such legislation being enacted is uncertain, but new legislation and any Treasury Regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our investors of such qualification, or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have processes in place for assessing, identifying, and managing material risks from potential unauthorized occurrences on or through our electronic information systems that could negatively impact the confidentiality, integrity, or availability of our information systems or the information held on such systems. These processes include controls, procedures, systems and tools that are designed to prevent, detect, or mitigate data loss, theft, misuse, unauthorized access, or other security incidents or vulnerabilities affecting the data. Such processes are set forth in our Information and Cybersecurity Policy and Business Continuity/Disaster Recovery Plan (collectively, the "Cybersecurity Policy"). The Cybersecurity Policy sets forth the role of the information security committee ("Information Security Committee") in preparing, implementing, and maintaining incident response procedures in consultation with senior management of the Adviser and Administrator.

Our Information Security Committee is responsible for the development and implementation of policies and technical measures to reasonably prevent security incidents. The Information Security Committee includes our Chief Financial Officer, SVP of Finance and Accounting, SVP of Growth and an IT representative. At times we may also engage assessors, consultants, or other third parties to assist with assessing, identifying and managing cybersecurity risk. As part of our risk management process, we conduct assessment and penetration testing, including regular trainings completed by employees of RGC who provide services to us pursuant to the Advisory Agreement and Administration Agreement.

Material Impact of Cybersecurity Risks

As of the date of this annual report on Form 10-K, we are not aware of any material risks from cybersecurity threats that have materially affected, or are reasonably likely to materially affect, the Company, including our business strategy, results of operations, or financial condition. However, future incidents could have a material impact on our business. Additional information about the cybersecurity risks that we face is discussed in Item 1A of Part I, "Risk Factors" in this Annual Report on Form 10-K under the heading "Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, results of operations or financial condition."

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock began trading on the Nasdaq Global Select Market LLC on October 21, 2021 under the symbol "RWAY" in connection with our IPO of shares of our common stock. Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from NAV per share or at premiums that are unsustainable over the long-term are separate and distinct from the risk that our NAV per share will decrease. It is not possible to predict whether our common stock will trade at, above, or below NAV per share. See "Item 1A. Risk Factors – Risks Related to an Investment in Our Common Stock."

Holders

As of March 9, 2026, there were 41 holders of record of our common stock, which does not include stockholders for whom shares are held in nominee or "street" name.

Price Range of Common Stock

Our common stock began trading on the Nasdaq Global Select Market LLC on October 21, 2021 under the symbol "RWAY" in connection with our IPO of shares of our common stock. Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from NAV per share or at premiums that are unsustainable over the long-term are separate and distinct from the risk that our NAV per share will decrease. It is not possible to predict whether our common stock will trade at, above, or below NAV per share. See "Item 1A. Risk Factors – Risks Related to an Investment in Our Common Stock." On March 9, 2026, the last reported closing sales price of our common stock on the Nasdaq Global Select Market LLC was $7.88 per share, which represented a discount of approximately 41% to our NAV per share of $13.42 as of December 31, 2025.

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

		Price Range
Period	NAV(1)	High	Low	Premium/Discount of High Sales Price to NAV(2)	Premium/Discount of Low Sales Price to NAV(2)	Cash Distribution per Share(3)
2025
Fourth Quarter	$13.42	$10.23	$8.64	(23.8)%	(35.6)%	$0.33
Third Quarter	13.55	11.31	10.16	(16.5)	(25.0)	0.36
Second Quarter	13.66	10.73	8.64	(21.4)	(36.7)	0.35
First Quarter	13.48	11.63	10.35	(13.7)	(23.2)	0.36
2024
Fourth Quarter	$13.79	$10.96	$9.97	(20.5)%	(27.7)%	$0.40
Third Quarter	13.39	12.02	10.10	(10.2)	(24.6)	0.45
Second Quarter	13.14	13.25	11.57	0.8	(11.9)	0.47
First Quarter	13.36	13.67	11.56	2.3	(13.5)	0.47

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

Stock Performance Graph

The following stock performance graph compares the cumulative stockholder return on our common stock from October 21, 2021 (the date our common stock commenced trading on the Nasdaq Global Select Market LLC) to December 31, 2025, with that of the S&P 500 Stock Index, the Wells Fargo BDC Index, the NASDAQ Financial 100 Index, and the S&P BDC Index. This graph assumes that on October 21, 2021, $100 was invested in our common stock, S&P 500 Stock Index, the Wells Fargo BDC Index, the NASDAQ Financial 100 Index, and the S&P BDC Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this Annual Report on Form 10-K shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

Among Runway Growth Finance Corp., the S&P 500 Index, the Wells Fargo

BDC Index, the NASDAQ Financial 100 Index, and the S&P BDC Index

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

Issuer Purchases of Equity Securities

On May 7, 2025, the Board of Directors approved a share repurchase program (the "Fourth Repurchase Program"), under which we may repurchase up to $25.0 million of our outstanding shares of common stock, at management's discretion from time to time in open-market transactions and in accordance with all applicable securities laws and regulations. If not renewed, the Fourth Repurchase Program will terminate upon the earlier of (i) May 7, 2026 or (ii) the repurchase of $25.0 million of our shares of common stock. From the inception of the Fourth Repurchase Program through December 31, 2025, we repurchased 1,213,391 shares for an aggregate purchase price of $12.5 million. As of December 31, 2025, the approximate dollar value of shares that may yet be repurchased under the Fourth Repurchase Program was $12.5 million.

On July 30, 2024, the Board of Directors approved a share repurchase program (the "Third Repurchase Program"), under which we were authorized to repurchase up to $15.0 million of our outstanding shares of common stock. Pursuant to the terms of the repurchase agreement, we were authorized to repurchase up to $12.5 million of outstanding shares of common stock, at management's discretion from time to time in open-market transactions and in accordance with all applicable securities laws and regulations. We repurchased 1,199,867 shares in connection with the Third Repurchase Program for an aggregate purchase price of $12.5 million, exhausting the full approved amount of repurchase under the program, and the Third Repurchase Program terminated in accordance with its terms.

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
•
the impact of changes in interest and inflation rates on our business prospects and the prospects of our portfolio companies;
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

•
the ability of the parties to consummate the proposed transactions that will result in SWK Holdings Corporation ("SWK") merging with and into us (the "Mergers") pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), dated October 9, 2025, by and among us, RWAY Portfolio Holding Corp., RWAY Portfolio Corp., Runway Growth Capital LLC and SWK Holdings Corporation, on the expected timeline or at all;
•
our ability to realize the anticipated benefits of the Mergers;
•
the effects of disruption on our business from the Mergers;
•
the combined company's plans, expectations, objectives and intentions as a result of the Mergers;
•
any potential termination of the Merger Agreement;
•
the actions of our shareholders or the shareholders of SWK with respect to the proposals submitted for their approval in connection with the Mergers;
•
the possibility that competing offers or acquisitions proposals will be made;
•
risk that stockholders litigation in connection with the Mergers may result in significant costs of defense and liability; and
•
the other risks, uncertainties and other factors we identify under "Risk Factors" in Part I, Item 1A of this Form 10‑K and in our other filings with the SEC.

Although we believe the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this annual report on Form 10‑K should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in "Risk Factors" in Part I, Item 1A of this Form 10‑K.

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

Overview

Runway Growth Finance Corp. ("we," "us," or "our,"), a Maryland corporation formed on August 31, 2015, is structured as an externally managed, non-diversified closed-end management investment company. On August 18, 2021, we changed our name to "Runway Growth Finance Corp." from "Runway Growth Credit Fund Inc." We are a specialty finance company focused on providing senior secured loans to high growth-potential companies in technology, healthcare, business services, financial services, select consumer services and products and other high-growth industries. Our goal is to create significant value for our stockholders and the entrepreneurs we support by providing high growth-potential companies with hybrid debt and equity financing that is more flexible than traditional credit and less dilutive than equity. Our investment objective is to maximize our total return to our stockholders primarily through current income on our loan portfolio, and secondarily through capital gains on our warrants and other equity positions. Certain of the loans in which we may invest or obtain exposure to through our investments in structured securities may be deemed "Covenant-Lite Loans," which means the loans contain fewer or no maintenance covenants compared to other loans and do not include terms which allow the lender to declare a default if certain covenants are breached. We are managed by Runway Growth Capital, an experienced provider of growth financing for dynamic, late and growth-stage companies. As of December 31, 2025, we had an investment portfolio of $927.4 million at fair value, and a net asset value of $485.0 million. Our offices are in Chicago, Illinois; Menlo Park, California; and New York, New York.

We have elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the "1940 Act"). We have also elected to be treated as a RIC under subchapter M of the Code. While we currently qualify and intend to qualify annually to be treated as a RIC, no assurance can be provided that we will be able to maintain our tax treatment as a RIC. If we fail to qualify for tax treatment as a RIC for any taxable year, we will be subject to U.S.

federal income tax at the regular corporate rate on any net taxable income for such taxable year. As a BDC and a RIC, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in "qualifying assets," source-of-income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our investment company taxable income and net tax-exempt interest.

We are an "emerging growth company," as defined in the JOBS Act. We expect to remain an emerging growth company until December 31, 2026, the last day of our fiscal year following the fifth anniversary of our IPO, which closed on October 25, 2021, or until the earliest of (i) the last day of the first fiscal year in which we have total annual gross revenue of $1.235 billion or more, (ii) December 31 of the fiscal year in which we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (together with the rules and regulations promulgated thereunder, the "Exchange Act"), (which would occur if the market value of our common stock held by non-affiliates exceeds $700.0 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months), or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period. During the time that we are an emerging growth company under the JOBS Act, we will be subject to reduced public company reporting requirements. When we are no longer an emerging growth company, we will be subject to additional public company reporting requirements, including auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and we will no longer be able to take advantage of the extended transition periods available to emerging growth companies for complying with new or revised accounting standards.

We are externally managed by Runway Growth Capital LLC ("RGC"), an investment adviser that has registered with the SEC under the Investment Advisers Act of 1940, as amended. The Administrator, a wholly-owned subsidiary of RGC, provides all the administrative services necessary for us to operate.

We, RGC, and certain other funds and accounts sponsored or managed by RGC and/or its affiliates, including BC Partners Advisors L.P. (collectively our "Affiliates"), rely on an order (the "Order") granted by the SEC that permits us greater flexibility than the 1940 Act permits to negotiate the terms of co-investments if our Board of Directors determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by RGC and/or its Affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that the ability to co-invest with similar investment structures and accounts sponsored or managed by RGC or its Affiliates provides additional investment opportunities and the ability to achieve greater diversification. Under the terms of the Order, a majority of our independent directors are required to make certain determinations in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment strategies and policies. On September 12, 2025, we, RGC and certain Affiliates applied for a new co-investment exemptive order from the SEC. There can be no assurances that the SEC will grant such relief. See "Business – Exemptive Relief" in Part I, Item 1 of this Form 10-K for additional information.

Portfolio Composition and Investment Activity

Portfolio Composition

As of December 31, 2025, we had investments in 56 companies, representing 23 companies in which we held a combination of debt and equity investments, eight companies in which we held debt investments only, 23 companies in which we held equity investments only, and two companies in which we held equity interests only. At December 31, 2024, we had investments in 57 companies, representing 28 companies in which we held debt and equity investments, four companies in which we held debt investments only, 23 companies in which we held equity investments only, and two companies in which we held equity interests only.

The following table shows the fair value of our investments, by asset class, as of December 31, 2025 and December 31, 2024 (in thousands):

	Cost	Fair Value	% of Total Portfolio
As of December 31, 2025
Senior Secured Loans	$877,707	$853,893	92.07%
Second Lien Loans	6,398	6,434	0.69
Preferred Stock/Units	51,920	36,264	3.91
Common Stock/Units	5,415	60	0.01
Equity Interest	13,233	14,746	1.59
Warrants	24,757	16,005	1.73
Total	$979,430	$927,402	100.00%

As of December 31, 2024
Senior Secured Loans	$966,155	$950,092	88.24%
Second Lien Loans	20,445	20,152	1.87
Preferred Stock/Units	77,247	82,641	7.67
Common Stock/Units	9,141	2,833	0.26
Equity Interest	6,550	6,940	0.64
Warrants	24,345	14,182	1.32
Total	$1,103,883	$1,076,840	100.00%

For the years ended December 31, 2025, December 31, 2024, and December 31, 2023, our debt investment portfolio had a dollar-weighted annualized yield of 14.6%, 14.9%, and 15.8%, respectively. We calculate the yield on dollar-weighted debt investments for any period measured as (1) total related investment income during the period divided by (2) the daily average of the fair value of debt investments outstanding during the period, including any debt investments on non-accrual status. As of December 31, 2025, our debt investments had a dollar-weighted average term of 53 months at origination and a dollar-weighted average remaining term of 31 months, or approximately 2.6 years. As of December 31, 2025, substantially all of our debt investments had a committed principal amount of between $2.0 million and $68.5 million and pay cash interest at annual interest rates of between 6.3% and 14.3%.

The following table shows our dollar-weighted annualized yield by investment type for the years ended December 31, 2025, December 31, 2024, and December 31, 2023:

	Fair Value(1)			Cost(2)
	Year Ended December 31,			Year Ended December 31,
	2025	2024	2023	2025	2024	2023
Investment type:
Debt investments	14.64%	14.92%	15.78%	14.36%	14.62%	15.54%
Equity interest	1.56%	0.61%	2.66%	1.13%	0.42%	2.06%
All investments	13.79%	14.13%	15.20%	13.21%	13.53%	14.79%

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

Investment Activity

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments as well as repayments and sales of existing investments. For the year ended December 31, 2025, we funded $85.2 million in seven new portfolio companies and $65.1 million in nine existing companies, including one joint venture, net of upfront loan origination fees and refinances. We also received $11.6 million in scheduled principal repayments from five portfolio companies as well as $287.0 million in sales and prepayments, which is comprised of (i) $248.4 million in loan proceeds from 13 portfolio companies and (ii) $38.6 million in proceeds from the sale of equity investments during the year ended December 31, 2025. For the year ended December 31, 2024, we funded $220.4 million in eight new portfolio companies, $5.6 million in one joint venture, and $28.1 million in six existing portfolio companies, net of upfront loan origination fees and refinances. We also received $4.8 million in scheduled principal repayments from two portfolio companies as well as $226.4 million in sales and prepayments, which is comprised of (i) $224.4 million in loan proceeds from nine portfolio companies and (ii) $2.0 million in proceeds from the sale of equity investments during the year ended December 31, 2024.

Portfolio Reconciliation

The following is a reconciliation of our investment portfolio for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Beginning investment portfolio	$1,076,840	$1,067,009
Purchases of investments	150,321	254,106
PIK interest	15,654	12,265
Sales and prepayments of investments	(286,975)	(226,397)
Scheduled repayments of investments	(11,608)	(4,780)
Sales and maturities of U.S. Treasury Bills	-	(42,029)
Amortization of fixed income premiums or accretion of discounts	5,294	6,808
Net realized gain (loss) on investments	2,861	(2,939)
Net change in unrealized gain (loss) on investments	(24,985)	12,797
Ending investment portfolio	$927,402	$1,076,840

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

The following table shows the investment ratings of our debt investments at fair value as of December 31, 2025 and December 31, 2024 (in thousands):

	December 31, 2025			December 31, 2024
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$6,565	0.71%	1	$27,217	2.53%	1
2	581,691	62.72	20	671,839	62.39	20
3	195,691	21.10	7	231,488	21.50	8
4	74,019	7.98	2	34,120	3.17	1
5	2,361	0.25	1	5,580	0.52	2
	$860,327	92.76%	31	$970,244	90.11%	32

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

The following table summarizes the cost, fair value, and types of income not recorded in "Interest income" on the Consolidated Statements of Operations related to senior secured term loans or non-accrual status as of December 31, 2025 and December 31, 2024 (in thousands):

	Date of Non-Accrual	Forgone Interest Income	Forgone Accretion of OID and ETP	Total Forgone Income	Cost Basis	Fair Value	Fair Value as a % of Total Portfolio
As of December 31, 2025
Investment
Mingle Healthcare Solutions, Inc.	1/1/2024	$1,306	$-	$1,306	$4,757	$2,361	0.25%
Total		$1,306	$-	$1,306	$4,757	$2,361	0.25%

As of December 31, 2024
Investment
JobGet Holdings, Inc. (fka Snagajob.com, Inc.)	3/31/2024	$4,243	$283	$4,526	$3,774	$3,431	0.32%
Mingle Healthcare Solutions, Inc.	1/1/2024	687	-	687	4,952	2,148	0.20
Total		$4,930	$283	$5,213	$8,726	$5,579	0.52%

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

Comparison of the Years Ended December 31, 2025, 2024 and 2023

The following table compares the results of our operations for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Years Ended December 31,
	2025		2024		2023
	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)
Investment income
Interest, fee and dividend income	$136,747	$3.73	$144,101	$3.71	$163,721	$4.04
Other income	582	0.02	531	0.01	488	0.01
Total investment income	137,329	3.75	144,632	3.72	164,209	4.05
Operating expenses
Management fees	15,724	0.43	15,694	0.40	16,711	0.41
Incentive fees	14,452	0.39	14,579	0.38	19,046	0.47
Interest and other debt financing expenses	42,673	1.16	44,226	1.14	43,143	1.07
Professional fees	2,205	0.06	2,199	0.06	2,350	0.06
Administration agreement expenses	2,563	0.07	1,986	0.05	2,125	0.05
Insurance expense	646	0.02	829	0.02	1,028	0.02
Tax expense	880	0.03	392	0.01	664	0.02
Other expenses	1,276	0.04	976	0.02	867	0.02
Total operating expenses	80,419	2.20	80,881	2.08	85,934	2.12
Net investment income	56,910	1.55	63,751	1.64	78,275	1.93
Realized gain (loss)	2,835	0.08	(2,939)	(0.08)	(18,387)	(0.45)
Net change in unrealized gain (loss)	(25,696)	(0.70)	12,797	0.33	(15,547)	(0.39)
Net increase (decrease) in net assets resulting from operations	$34,049	$0.93	$73,609	$1.89	$44,341	$1.09

(1)
The basic per share figures noted above are based on weighted averages of 36,697,936, 38,852,271, and 40,509,269 shares outstanding for the years ended December 31, 2025, 2024, and 2023, respectively.

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

Investment income for the year ended December 31, 2025, 2024 and 2023 was $137.3 million, $144.6 million, and $164.2 million, respectively, and includes non-recurring income of $8.4 million, $6.2 million, and $11.4 million, respectively. Non-recurring income includes, but is not limited to, acceleration of unaccreted OID and ETP, prepayment fees, and amendment fees. The decrease in investment income for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to decreased interest income from falling interest rates and a decrease in the average outstanding principal on interest-earning debt investments. The decrease in investment income for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to decreased interest income and payment-in-kind interest income.

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

Operating expenses for the years ended December 31, 2025, 2024 and 2023 were $80.4 million, $80.9 million, and $85.9 million, respectively. Operating expenses decreased for the year ended December 31, 2025 from the year ended December 31, 2024, primarily due to a decrease in interest and other debt financing expenses partially offset by an increase in administration agreement expenses, excise tax expenses, and directors fees. Operating expenses decreased for the year ended December 31, 2024 from the year ended December 31, 2023, primarily due to a decrease in performance-based incentive fees and management fees. Operating expenses per share for the years ended December 31, 2025, 2024 and 2023 were $2.20 per share, $2.08 per share and $2.12 per share, respectively.

Management fees for the years ended December 31, 2025, 2024, and 2023 were $15.7 million, $15.7 million, and $16.7 million, respectively. Management fees remained relatively unchanged for the year ended December 31, 2025 as compared to the year ended December 31, 2024. Management fees decreased for the year ended December 31, 2024 as compared to the year ended December 31, 2023, due to decreased average daily gross assets. For the year ended December 31, 2025, RGC earned base management fees at an annual rate of 1.50%. As of September 30, 2025, ending gross assets temporarily fell below $1.0 billion, increasing the quarterly rate from 0.375% to 0.40%. With Board approval, RGC voluntarily waived the incremental fee for that period. The waiver was not subject to recoupment and did not amend the Advisory Agreement. Total fees waived for the quarter ended December 31, 2025 were approximately $253.8 thousand. For the years ended December 31, 2024 and December 31, 2023, RGC earned base management fees at an annual rate of 1.50%.

Incentive fees for the years ended December 31, 2025, 2024, and 2023 were $14.5 million, $14.6 million and $19.0 million, respectively. Incentive fees remained relatively unchanged for the year ended December 31, 2025 as compared to the year ended December 31, 2024. Incentive fees decreased for the year ended December 31, 2024 from the year ended December 31, 2023 due to a decrease in net investment income. For the year ended December 31, 2025, $12.4 million of the incentive fees were payable in cash and $2.1 million were deferred and accrued. For the year ended December 31, 2024, $13.6 million of the incentive fees were payable in cash and $1.0 million were deferred and accrued. For the year ended December 31, 2023, $14.9 million of the incentive fees were payable in cash and $4.1 million were deferred and accrued. Incentive fees per share for the years ended December 31, 2025, 2024, and 2023 were $0.39 per share, $0.38 per share, and $0.47 per share, respectively.

Net Investment Income

Net investment income for the years ended December 31, 2025, 2024 and 2023 was $56.9 million, $63.8 million, and $78.3 million, respectively. Net investment income decreased for the year ended December 31, 2025 from the year ended December 31, 2024 primarily due to a decrease in investment income resulting from declining interest rates and a decrease in the average outstanding principal on interest-earning debt investments. Net investment income decreased for the year ended December 31, 2024 from the year ended December 31, 2023 primarily due to a decrease in investment income resulting from a decrease in the average outstanding principal on interest-earning debt investments and declining interest rates, partially offset by decreased performance-based incentive fees and management fees. Net investment income per share for the years ended December 31, 2025, 2024 and 2023 was $1.55 per share, $1.64 per share and $1.93 per share, respectively.

Net Realized Gain (Loss) on Investments

The net realized gain on investments of $2.8 million for the year ended December 31, 2025 was attributable to a realized gain on our investment in Gynesonics, Inc. partially offset by realized losses on our investments in Quantum Corporation common stock, JobGet Holdings, Inc. (fka Snagajob.com, Inc.) term loan, zSpace, Inc. common stock, and Epic IO and Vero Biotech success fees. The net realized loss on investments of $2.9 million for the year ended December 31, 2024 was attributable to losses in our senior secured term loan and convertible note to Jobget Holdings, Inc (fka Snagajob, Inc.), offset by a gain on the exercise of Dtex, Inc. warrants into preferred stock and subsequent sale. The net realized loss on investments of $18.4 million for the year ended December 31, 2023 was attributable to losses in our loan to Pivot3, Inc. that was previously on non-accrual status, as well as our warrant investments in CareCloud, Inc. and Gynesonics, Inc.

Net Change in Unrealized Gain (Loss) on Investments

Net change in unrealized loss on investments of $25.7 million for the year ended December 31, 2025 was primarily due to a release of prior unrealized gain on our preferred stock investment in Gynesonics, Inc. and a decrease in the fair value of our preferred stock investment in JobGet Holdings, Inc. (fka Snagajob.com, Inc.) and a decrease in fair value of our senior secured loans to Marley Spoon SE, 3PL Central, LLC, and Blueshift Labs, Inc. The decrease in fair value was partially offset by an increase in fair value of our senior secured loans to Piano Software, Inc., Autobooks, Inc., FiscalNote, Inc., and Brivo, Inc. and a release of prior unrealized loss on our common stock investment in Quantum Corporation. Net change in unrealized gain on investments of $12.8 million for the year ended December 31, 2024 was primarily due to an increase in the fair value of our senior secured loans to Gynesonics, Inc., our preferred stock investments in Gynesonics, Inc. and CareCloud, Inc., as well as a release of prior unrealized loss on the senior secured loan to Jobget Holdings, Inc. (fka Snagajob, Inc.), offset by decreases in fair value of our senior secured loans to Vesta Payment Solutions, Inc., Mingle Healthcare Solutions, Inc., 3PL Central LLC (dba Extensiv), Marleyspoon SE, and Blueshift Labs, Inc. Net change in unrealized loss on investments of $15.5 million for the year ended December 31, 2023 was primarily attributable to decreases in the fair value of CareCloud, Inc. and Gynesonics Inc. preferred stock, a decrease in the fair value of FiscalNote, Inc. common stock, decreases in the fair value of Aria Systems, Inc., INRIX, Inc., and ShareThis, Inc. warrants, and decreases in the fair value of our senior secured term loans to Gynesonics, Inc., FiscalNote, Inc., and Snagajob.com Inc., offset by an increase in fair value of Route 92 Medical, Inc. senior secured term loan and a release in prior unrealized loss in our loan to Pivot 3, Inc.

Net Increase (Decrease) in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of $34.0 million for the year ended December 31, 2025, when compared to a net increase in net assets resulting from operations of $73.6 million and $44.3 million for the years ended December 31, 2024 and December 31, 2023, respectively.

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

During the year ended December 31, 2025, we principally funded our operations from (i) cash receipts from interest, dividend, and fee income from our investment portfolio, (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments, (iii) net borrowings under our Credit Facility and (iv) net proceeds from our April 2028 Notes which replaced our December 2026 Notes and our August 2027 Notes.

During the year ended December 31, 2024, we principally funded our operations from (i) cash receipts from interest, dividend, and fee income from our investment portfolio, (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments, and (iii) net borrowings under our Credit Facility.

During the year ended December 31, 2023, we principally funded our operations from (i) cash receipts from interest, dividend, and fee income from our investment portfolio, (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments and (iii) proceeds from our 2026 Notes.

During the year ended December 31, 2025, our operating activities provided $186.3 million of cash and cash equivalents, compared to $69.8 million in cash and cash equivalents provided operating activities during the year ended December 31, 2024. The $116.6 million increase in cash and cash equivalents provided by operating activities from December 31, 2024 to December 31, 2025 was primarily due to a $103.8 million decrease in purchases of investments and a $25.4 million increase in sales and repayments of investments and U.S. Treasury Bills.

During the year ended December 31, 2024, our operating activities provided $69.8 million of cash and cash equivalents, compared to $112.4 million in cash and cash equivalents provided operating activities during the year ended December 31, 2023. The $42.7 million decrease in cash and cash equivalents provided by operating activities from December 31, 2023 to December 31, 2024 was primarily due to a $58.2 million decrease in sales or repayments of investments and U.S. Treasury Bills and a $14.5 million decrease in net investment income, offset by a $23.3 million decrease in purchases of investments and U.S. Treasury Bills.

During the year ended December 31, 2025, our financing activities used $173.9 million of cash, compared to $67.0 million used in financing activities during the year ended December 31, 2024. The $106.9 million increase in cash flows used in financing activities from December 31, 2024 to December 31, 2025 was primarily due to a decrease in net borrowing activity of $160.0 million, offset by an increase in secured borrowings of $14.6 million, a decrease in share repurchases of $23.5 million, and a $18.4 million decrease in dividends paid to stockholders.

During the year ended December 31, 2024, our financing activities used $67.0 million of cash, compared to $115.2 million used in financing activities during the year ended December 31, 2023. The $48.3 million decrease in cash flows used in financing activities from December 31, 2023 to December 31, 2024 was primarily due to an increase in net borrowings activity of $79.0 million, offset by an increase in share repurchases of $36.0 million.

Available Liquidity and Capital Resources

As of December 31, 2025, we had $395.2 million in available liquidity, including $18.2 million in cash and cash equivalents, and $377.0 million available under our Credit Facility, subject to borrowing base capacity. As of December 31, 2025, we had $173.0 million of secured debt outstanding under our Credit Facility, which is a floating interest rate obligation and $264.3 million of unsecured debt outstanding under the 2026, 2027, and 2028 Notes, which are all fixed interest rate debt obligations. Refer to "Note 7 – Borrowings" of our consolidated financial statements in Part II, Item 8 of this Form 10-K for additional discussion of our debt obligations.

Pursuant to the 1940 Act, we are permitted to incur borrowings, issue debt securities, or issue preferred stock if, immediately after the borrowings or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock is at least 150%. As of December 31, 2025 and December 31, 2024, our asset coverage ratio was 211% and 192%, respectively.

As detailed above, our diverse and well-structured balance sheet is designed to provide a long-term focused and sustainable investment platform. Currently, we believe we have sufficient liquidity to support our near-term capital requirements.

Commitments and Obligations

Our significant contractual payment obligations relate to our borrowings and deferred incentive fees. As of December 31, 2025, we had $437.3 million in debt outstanding, $25.0 million of which is due within the next year, $239.3 million is due within one to three years, and $173.0 million is due beyond three years. As of December 31, 2025, we had $12.2 million of deferred incentive fees, $4.2 million of which is due within the next year, $5.3 million is due within one to three years, and $2.7 million is due beyond three years. Refer to "Note 13 – Subsequent Events" of our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information.

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

Our unfunded commitments may be significant from time to time. As of December 31, 2025, we had a total of $145.5 million in unfunded commitments which was comprised of $122.8 million to provide debt financing to our portfolio companies and $22.7 million in unfunded commitments to provide equity financing to Runway-Cadma I LLC. Unfunded contractual commitments depend upon a portfolio company reaching certain milestones before the debt commitment is available to the portfolio company, which is expected to affect our funding levels. These commitments are subject to the same underwriting and ongoing portfolio maintenance as the on-balance sheet financial instruments that we hold. From time to time, unfunded contractual commitments may expire without being drawn and thus do not represent future cash requirements. We maintain sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded commitments should the need arise. As of December 31, 2025, we had $32.4 million of available unfunded commitments to portfolio companies that are eligible to be drawn based on achieved milestones and $22.7 million in unfunded capital commitments to Runway-Cadma I LLC. Refer to "Note 8 – Commitments, Contingencies, and Off-Balance Sheet Arrangements" of our consolidated financial statements in Part II, Item 8 of this Form 10-K for a summary of unfunded commitments by portfolio company as of December 31, 2025.

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

On July 30, 2024, our Board of Directors approved a share repurchase program (the "Third Repurchase Program"), under which we were authorized to repurchase up to $15.0 million of our outstanding shares of common stock. Pursuant to the terms of the repurchase agreement, we were authorized to repurchase up to $12.5 million of outstanding shares of common stock, at management's discretion from time to time in open-market transactions and in accordance with all applicable securities laws and regulations. We repurchased 1,199,867 shares in connection with the Third Repurchase Program for an aggregate purchase price of $12.5 million, exhausting the full approved amount of repurchases under the program, and the Third Repurchase Program terminated in accordance with its terms.

On May 7, 2025, our Board of Directors approved a share repurchase program (the "Fourth Repurchase Program"), under which we may repurchase up to $25.0 million of our outstanding shares of common stock, at management's discretion from time to time in open-market transactions and in accordance with all applicable securities laws and regulations. If not renewed, the Fourth Repurchase Program will terminate upon the earlier of (i) May 7, 2026 or (ii) the repurchase of $25.0 million of our shares of common stock. From the inception of the Fourth Repurchase Program through December 31, 2025, we repurchased 1,213,391 shares for an aggregate purchase price of $12.5 million.

Cumulative repurchases under all four repurchase programs totaled 5,246,541 shares at an aggregate purchase price of $59.3 million.

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

For the year ended December 31, 2025, we declared and paid dividends in the amount of $51.4 million, of which $50.4 million was distributed in cash, with the remainder distributed in the form of 104,804 shares of our common stock purchased by us in the open market and distributed to stockholders pursuant to our dividend reinvestment plan (the "Dividend Reinvestment Plan"). For the year ended December 31, 2024, we declared and paid dividends in the amount of $69.9 million, of which $68.7 million was distributed in cash, with the remainder distributed in the form of 96,092 shares of our common stock purchased by us in the open market and distributed to stockholders pursuant to our Dividend Reinvestment Plan. For the year ended December 31, 2023, we declared and paid dividends in the amount of $73.3 million, of which $70.8 million was distributed in cash, with the remainder distributed in the form of 204,658 shares of our common stock purchased by us in the open market and distributed to stockholders pursuant to our Dividend Reinvestment Plan.

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. Refer to "Note 9 – Net Assets" of our consolidated financial statements in Part II, Item 8 of this Form 10-K for a summary of the distributions declared and paid since inception.

Critical Accounting Estimates

The preparation of the consolidated financial statements and related disclosures in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and revenues and expenses during the period reports. On an ongoing basis, our management evaluates its estimates and assumptions, which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could materially differ from those estimates, including as a result of changes in the economic environment, financial markets, and any other parameters used in determining such estimates. Changes in our estimates and assumptions could materially impact our results of operations and financial condition. Our critical accounting estimates, including those relating to valuations of our investment portfolio, are described below. The critical accounting estimates should be read in conjunction with our risk factors as disclosed in "Item 1A. Risk Factors." Please refer to "Note 2 – Summary of Significant Accounting Policies" to our consolidated financial statements in Part II, Item 8 of this Form 10-K for a discussion of our significant accounting policies. We consider the most significant critical accounting estimates and significant accounting policies to be those related to the valuation of our investment portfolio (Fair Value Measurements).

Investment Valuation

The most significant estimate inherent in the preparation of our consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. We measure the value of its financial instruments at fair value in accordance with ASC Topic 820, Fair Value Measurements and Disclosure ("ASC 820"), issued by the FASB. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Our investment portfolio is reported at fair value on our consolidated statements of assets and liabilities. All assets and liabilities approximate fair value on our consolidated statements of assets and liabilities, with the exception of our borrowings, which are reported at amortized cost. For more information on financial instruments reported at cost, refer to "Item 8A. Consolidated Financial Statements and Supplementary Data – Note 5 – Fair Value of Financial Instruments."

ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. ASC 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation. In accordance with ASC 820, these inputs are summarized in the three levels listed below:

•
Level 1 - Valuations are based on quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.
•
Level 2 - Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly and model-based valuation techniques for which all significant inputs are observable.
•
Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models incorporating significant unobservable inputs, such as discounted cash flow models and other similar valuations techniques. The valuation of Level 3 assets and liabilities generally requires significant management judgment due to the inability to observe inputs to valuation.

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

Rule 2a-5 under the 1940 Act established additional requirements for determining the fair value of our investments in good faith for purposes of the 1940 Act. Rule 2a-5 permits boards, in compliance with certain conditions, to designate certain parties to perform fair value determinations, subject to board oversight. Rule 2a-5 also defines when market quotations are "readily available" for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. Rule 31a-4 under the 1940 Act established additional recordkeeping requirements related to fair value determinations. Although we adopted certain revisions to its valuation policies and procedures to comply with Rule 2a-5 and Rule 31a-4, the Board of Directors has not elected to designate a valuation designee. See “Item 8A. Consolidated Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies” for additional information on our valuation process and procedures.

The Board of Directors makes fair value determinations on a quarterly basis and any other time when a decision regarding the fair value of the portfolio investments is required. There is no single standard for determining the fair value of investments that do not have an active public market. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. A determination of fair value of investments, particularly those of privately held companies, involves subjective judgments and estimates and depends on the facts and circumstances, including at discrete points in time. In some cases, the fair value of such investments is best expressed as a range of values derived utilizing different methodologies from which a fair value may then be determined. Due to the inherent uncertainty of determining the fair value of portfolio investments that do not have a readily available market value, the fair value of the investments may fluctuate from period to period and/or differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The carrying amounts of our financial instruments, consisting of cash, investments, receivables, payables and other liabilities approximate the fair values of such items due to the short-term nature of these instruments.

Recent Developments

We evaluated events subsequent to December 31, 2025 through March 12, 2026, the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require recognition or disclosure, except as disclosed below.

Distributions

On February 25, 2026, the Board of Directors declared a regular distribution of $0.33 per share for stockholders of record as of March 10, 2026 payable on or before March 24, 2026.

Repayment of April 2026 Notes

The 8.54% Series 2023A Senior Notes due 2026 (the “April 2026 Notes”) bore an interest rate of 8.54% per year and were due on April 13, 2026, unless redeemed, purchased or prepaid prior to such date by us or our affiliates in accordance with their terms. The April 2026 Notes were repaid in full on January 21, 2026 and are no longer outstanding. Interest on the April 2026 Notes was due semiannually in arrears on April 13 and October 13 of each year.

Baby Bond Offering 7.25% Notes due 2031

On February 3, 2026, we issued and sold $103.25 million in aggregate principal amount of 7.25% interest-bearing unsecured Notes due February 3, 2031 (the "February 2031 Notes") under its shelf Registration Statement on Form N-2. The February 2031 Notes were issued pursuant to the Base Indenture and Third Supplemental Indenture, dated February 3, 2026, between us and the Trustee, U.S. Bank Trust Company, National Association.

Interest on the February 2031 Notes will be due quarterly in arrears on March 1, June 1, September 1, and December 1 of each year. The February 2031 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after February 3, 2028, at a redemption price of $25 per February 2031 Notes plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption. The February 2031 Notes are general unsecured obligations that rank pari passu with our existing and future unsecured, unsubordinated indebtedness.

Redemption of July 2027 Notes and December 2027 Notes

On March 6, 2026, we redeemed $40.25 million of the $80.5 million in aggregate principal of the July 2027 Notes in accordance with the terms of the indenture governing the July 2027 Notes. Additionally, we redeemed all of the $51.75 million in aggregate principal of the December 2027 Notes in accordance with the terms of the indenture governing the December 2027 Notes.

Recent Portfolio Activity

From January 1, 2026 through March 12, 2026, we completed $54.3 million of additional debt commitments, of which $5.5 million was funded upon closing, and purchased $2.0 million in equity positions. In addition, we funded $5.5 million in unfunded commitments on existing investments. We also received $15.0 million in debt prepayments.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Changes in interest rates can also affect our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including SOFR and Prime rates, to the extent our debt investments include variable interest rates.

As of December 31, 2025, $836.5 million of par, or 95.1%, of our debt portfolio investments bore interest at variable rates, of which approximately 80.0% were based on SOFR and 20.0% were based on Prime. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase our interest income by a maximum of $13.1 million and decrease our investment income by a maximum of $8.1 million, due to certain floors, on an annual basis.

Our debt borrowings under the Credit Facility bear interest at a floating rate, all other outstanding debt borrowings bear interest at a fixed rate. Borrowings under the Credit Facility bear interest on a per annum basis equal to the SOFR plus an applicable margin rate that ranges from 2.95% to 3.35% per annum depending on our leverage ratio and number of eligible loans in the collateral pool. For additional information regarding the interest rate associated with each of our debt borrowings, see "Note 7 – Borrowings" of our consolidated financial statements in Part II, Item 8 of this Form 10‑K.

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

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2025, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes to our investments or borrowing structure.

(In thousands except per share data)

Basis Point Change	Interest Income	Interest Expense	Net Income	NII/Share
(200)	$(8,089)	$(3,460)	$(4,629)	$(0.13)
(150)	(6,178)	(2,595)	(3,583)	(0.10)
(100)	(4,119)	(1,730)	(2,389)	(0.07)
(75)	(3,089)	(1,298)	(1,791)	(0.05)
(50)	(2,059)	(865)	(1,194)	(0.03)
(25)	(1,030)	(433)	(597)	(0.02)
25	1,043	433	611	0.02
50	2,376	865	1,511	0.04
75	3,875	1,298	2,577	0.07
100	5,557	1,730	3,827	0.10
150	9,054	2,595	6,459	0.18
200	13,083	3,460	9,623	0.26

Although we believe that the foregoing analysis is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio. It also does not adjust for other business developments, including our debt borrowings and use of our Credit Facility that could affect the net increase in net assets resulting from operations, or net income. It also does not assume any repayments from our portfolio companies. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

In addition, any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved and may be exacerbated by current economic conditions and any associated impact on foreign financial markets. See "Risk Factors – Risks Related to Our Business and Structure" in Part I, Item 1A of this Form 10‑K.

Hedging

From time-to-time, we may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments such as futures, options, swap contracts and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. As of December 31, 2025, we did not have any hedging instruments.

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Runway Growth Finance Corp.

Opinion on the Consolidated Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of Runway Growth Finance Corp. and subsidiary (the "Company"), including the consolidated schedule of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, cash flows, and changes in net assets for each of the two years in the period then ended, financial highlights for each of the two years in the period then ended, and the related notes (collectively referred to as the “financial statements and financial highlights”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in net assets, and cash flows for each of the two years in the period then ended, and the financial highlights for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America. The related consolidated statements of operations, cash flows, and changes in net assets for the year ended December 31, 2023, and financial highlights for the years ended 2023, 2022, 2021, 2020, 2019, 2018, 2017 and 2016 were audited by other auditors whose report, dated March 7, 2024, expressed an unqualified opinion on those financial statements and financial highlights.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, New York

March 12, 2026

We have served as the Company’s auditor since 2025.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Runway Growth Finance Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2023 and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Runway Growth Finance Corp.’s (the Company) operations, changes in net assets and cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Chicago, Illinois

March 7, 2024

RUNWAY GROWTH FINANCE CORP.

Consolidated Statements of Assets and Liabilities

(In thousands, except share and per share data)

	December 31, 2025	December 31, 2024
Assets
Investments at fair value:
Non-control/non-affiliate investments at fair value (cost of $961,646 and $1,038,135, respectively)	$912,656	$1,005,328
Affiliate investments at fair value (cost of $4,551 and $59,198, respectively)	-	64,572
Control investments at fair value (cost of $13,233 and $6,550, respectively)	14,746	6,940
Total investments at fair value (cost of $979,430 and $1,103,883, respectively)	927,402	1,076,840
Cash and cash equivalents	18,175	5,751
Interest and fees receivable	7,594	8,141
Deferred financing costs	4,217	-
Other assets	2,726	623
Total assets	960,114	1,091,355

Liabilities
Debt:
Credit facility	173,000	311,000
2026 Notes	25,000	95,000
2027 Notes	132,250	152,250
2028 Notes	107,000	-
Deferred financing costs	(1,913)	(5,918)
Total debt, less deferred financing costs	435,337	552,332
Incentive fees payable	14,444	14,106
Interest payable	6,756	7,743
Foreign currency forward contracts	711	-
Secured borrowings	14,578	-
Accrued expenses and other liabilities	3,319	2,305
Total liabilities	475,145	576,486
Commitments, Contingencies, and Off-Balance Sheet Arrangements (Note 8)

Net assets
Common stock, par value	361	373
Additional paid-in capital	534,508	557,992
Accumulated undistributed (overdistributed) earnings	(49,900)	(43,496)
Total net assets	$484,969	$514,869

Shares of common stock outstanding ($0.01 par value, 100,000,000 shares authorized)	36,134,037	37,347,428
Net asset value per share	$13.42	$13.79

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Years Ended December 31,
	2025	2024	2023
Investment income
From non-control/non-affiliate investments:
Interest income	$116,978	$127,045	$136,912
Payment-in-kind interest income	16,166	12,088	20,083
Dividend income	1,011	318	1,279
Fee income	1,690	2,231	3,342
From affiliate investments:
Interest income	646	2,419	2,090
Fee income	256	-	15
Other income	582	531	488
Total investment income	137,329	144,632	164,209

Operating expenses
Management fees	15,724	15,694	16,711
Incentive fees	14,452	14,579	19,046
Interest and other debt financing expenses	42,673	44,226	43,143
Professional fees	2,205	2,199	2,350
Administration agreement expenses	2,563	1,986	2,125
Insurance expense	646	829	1,028
Tax expense	880	392	664
Other expenses	1,276	976	867
Total operating expenses	80,419	80,881	85,934
Net investment income	56,910	63,751	78,275

Net realized and net change in unrealized gain (loss)
Net realized gain (loss):
Non-control/non-affiliate investments	(6,082)	(2,939)	(1,374)
Affiliate investments	8,943	-	-
Control investments	-	-	(17,013)
Net realized gain (loss) on investments	2,861	(2,939)	(18,387)
Net realized gain (loss) on forward contracts and foreign currency transactions	(26)	-	-
Net realized gain (loss)	2,835	(2,939)	(18,387)

Net change in unrealized gain (loss):
Non-control/non-affiliate investments	(16,183)	(372)	(20,491)
Affiliate investments	(9,925)	12,779	(4,938)
Control investments	1,123	390	9,882
Net change in unrealized gain (loss) on investments	(24,985)	12,797	(15,547)
Net change in unrealized gain (loss) on forward contracts and foreign currency transactions	(711)	-	-
Net change in unrealized gain (loss)	(25,696)	12,797	(15,547)

Net realized and unrealized gain (loss)	(22,861)	9,858	(33,934)

Net increase (decrease) in net assets resulting from operations	$34,049	$73,609	$44,341

Net investment income per common share (basic and diluted)	$1.55	$1.64	$1.93
Net increase (decrease) in net assets resulting from operations per common share (basic and diluted)	$0.93	$1.89	$1.09
Weighted average shares outstanding (basic and diluted)	36,697,936	38,852,271	40,509,269

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Statements of Changes in Net Assets

(In thousands, except share and per share data)

	Common Stock		Treasury	Additional	Distributable
	Shares (1)	Par value	Stock (2)	Paid-in Capital	Earnings (Losses)	Total Net Assets
Balances at December 31, 2022	40,509,269	$414	$(10,816)	$605,774	$(19,320)	$576,052
Net investment income	-	-	-	-	78,275	78,275
Net realized gain (loss)	-	-	-	-	(18,387)	(18,387)
Net change in unrealized gain (loss)	-	-	-	-	(15,547)	(15,547)
Dividends paid to stockholders	-	-	-	-	(73,322)	(73,322)
Tax reclassification	-	-	-	(664)	664	-
Balances at December 31, 2023	40,509,269	414	(10,816)	605,110	(47,637)	547,071
Net investment income	-	-	-	-	63,751	63,751
Net realized gain (loss)	-	-	-	-	(2,939)	(2,939)
Net change in unrealized gain (loss)	-	-	-	-	12,797	12,797
Repurchase of common stock	(3,161,805)	(32)	-	(35,918)	-	(35,950)
Reclassification of share repurchases(2)	-	(9)	10,816	(10,807)	-	-
Shares Retired	(36)	-	-	(1)	-	(1)
Dividends paid to stockholders	-	-	-	-	(69,860)	(69,860)
Tax reclassification	-	-	-	(392)	392	-
Balances at December 31, 2024	37,347,428	373	-	557,992	(43,496)	514,869
Net investment income	-	-	-	-	56,910	56,910
Net realized gain (loss)	-	-	-	-	2,835	2,835
Net change in unrealized gain (loss)	-	-	-	-	(25,696)	(25,696)
Repurchase of common stock	(1,213,391)	(12)	-	(12,488)	-	(12,500)
Dividends paid to stockholders	-	-	-	-	(51,449)	(51,449)
Tax reclassification	-	-	-	(10,996)	10,996	-
Balances at December 31, 2025	36,134,037	$361	$-	$534,508	$(49,900)	$484,969

(1)
(1)
Number of shares is shown net of cumulative share repurchases of 5,246,541 and 4,033,150 shares as of December 31, 2025 and December 31, 2024, respectively.
(2)
Refer to "Note 2 – Summary of Significant Accounting Policies, Repurchases of Common Stock" for more information.

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net increase in net assets resulting from operations	$34,049	$73,609	$44,341
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(150,321)	(254,106)	(200,464)
Purchases of U.S. Treasury Bills	-	-	(76,973)
Payment-in-kind interest	(15,654)	(12,265)	(19,924)
Sales or repayments of investments	298,583	231,177	296,409
Sales or maturities of U.S. Treasury Bills	-	42,029	35,000
Payments for derivative contracts	(1,405)	-	-
Proceeds from derivative contracts	1,373	-	-
Net realized (gain) loss on investments	(2,861)	2,939	18,387
Net realized (gain) loss on forward contracts and foreign currency transactions	26	-	-
Net change in unrealized (gain) loss on investments	24,985	(12,797)	15,547
Net change in unrealized (gain) loss on forward contracts and foreign currency transactions	711	-	-
Amortization of fixed income premiums or accretion of discounts and end-of-term payments	(5,294)	(6,808)	(8,682)
Amortization of deferred financing costs	3,312	3,420	3,027
Changes in operating assets and liabilities:
(Increase) decrease in interest and fees receivable	547	128	497
(Increase) decrease in other assets	(2,103)	282	25
Increase (decrease) in incentive fees payable	338	1,606	3,692
Increase (decrease) in interest payable	(987)	979	543
Increase (decrease) in accrued expenses and other liabilities	1,014	(435)	1,012
Net cash provided by (used in) operating activities	186,313	69,758	112,437
Cash flows from financing activities
Payments of deferred financing costs	(3,524)	(166)	(1,906)
Borrowings under credit facility	205,500	211,000	210,000
Repayments under credit facility	(343,500)	(172,000)	(275,000)
Proceeds from 2026 Notes	-	-	25,000
Proceeds from 2028 Notes	107,000	-	-
Repayments of 2026 Notes	(70,000)	-	-
Repayments of 2027 Notes	(20,000)	-	-
Proceeds from secured borrowings	14,578	-	-
Retirement of shares	-	(1)	-
Repurchase of common stock	(12,500)	(35,950)	-
Dividends paid to stockholders	(51,449)	(69,860)	(73,322)
Net cash (used in) provided by financing activities	(173,895)	(66,977)	(115,228)
Effect of foreign currency exchange rates	6	-	-
Net increase (decrease) in cash and cash equivalents	12,424	2,781	(2,791)
Cash and cash equivalents at beginning of period	5,751	2,970	5,761
Cash and cash equivalents at end of period	$18,175	$5,751	$2,970
Supplemental and non-cash financing cash flow information:
Taxes paid	$390	$616	$340
Interest paid	37,935	37,348	38,099

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

 Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share and per share data)

Portfolio Company**	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Debt Investments
	Application Software
Airship Group, Inc.	Senior Secured	SOFR+3.75%, 9.08% floor, 3.00% PIK, 3.25% ETP	6/28/2024	6/15/2028	50,645	50,576	51,251	(10) (11) (12)
Blueshift Labs, Inc.	Senior Secured	SOFR+8.25% PIK, 13.25% floor, 1.50% ETP	12/19/2023	12/15/2028	28,640	28,503	23,430	(10) (11)
Blueshift Labs, Inc.	Senior Secured	SOFR+8.25% PIK, 13.25% floor	12/12/2024	12/15/2028	550	550	967	(10)
Blueshift Labs, Inc.	Senior Secured	SOFR+8.25% PIK, 13.25% floor	9/25/2025	12/15/2028	1,382	1,382	1,823	(10)
CarNow, Inc.	Senior Secured	SOFR+7.25%, 11.75% floor, 1.60% ETP	3/22/2024	3/22/2029	20,000	18,255	18,828	(11) (12)
Piano Software, Inc.	Senior Secured	SOFR+7.25%, 11.25% floor, 1.50% ETP	12/31/2024	12/31/2029	43,000	42,168	43,032	(11) (12)
VTX Intermediate Holdings, Inc. (dba VertexOne)	Senior Secured	SOFR+7.00%, 8.00% floor, 1.00% PIK, 3.00% ETP	12/12/2024	9/24/2029	35,359	35,240	34,963	(10) (11) (12)
VTX Intermediate Holdings, Inc. (dba VertexOne)	Second Lien	FIXED 12.50% PIK, 31.05% ETP	12/12/2024	9/24/2029	6,631	6,398	6,434	(10) (11) (18)
Zinnia Corporate Holdings, LLC	Senior Secured	SOFR+6.00%, 7.50% floor	9/23/2024	9/21/2029	40,000	39,362	40,180	(12)
	Total Application Software - 45.55%*					222,434	220,908

	Commercial & Professional Services
Bombora, Inc.	Senior Secured	SOFR+4.75%, 6.75% floor, 3.25% PIK, 1.10% ETP	12/26/2023	1/15/2028	31,387	31,425	31,580	(10) (11) (12)
Elevate Services, Inc.	Senior Secured	SOFR+7.50%, 12.78% floor, 0.50% ETP	7/10/2023	7/10/2027	39,000	38,291	39,195	(11) (12)
Shepherd Intermediate, LLC (dba FHAS)	Senior Secured	SOFR+7.25%, 8.25% floor	7/10/2025	7/10/2030	6,515	6,410	6,565	(12)
Shepherd Intermediate, LLC (dba FHAS) (Revolver)	Senior Secured	SOFR+7.25%, 8.25% floor	7/10/2025	7/10/2030	-	(6)	-	(12)
Swing Education, Inc.	Senior Secured	SOFR+7.00%, 10.80% floor, 3.50% ETP	6/27/2025	6/15/2029	8,000	7,911	7,792	(11) (12)
Swing Education, Inc. (Revolver)	Senior Secured	SOFR+6.65%, 10.45% floor	6/27/2025	6/1/2028	-	(166)	-	(12)
	Total Commercial & Professional Services - 17.55%*					83,865	85,132

	Consumer Services
FINN GmbH	Senior Secured	SOFR+8.75%, 10.75% floor	12/8/2025	6/30/2030	20,000	19,119	19,161	(6) (9)
	Total Consumer Services - 3.95%*					19,119	19,161

	Consumer Staples Distribution & Retail
Marley Spoon SE	Senior Secured	SOFR+ 8.75% PIK, 9.51% floor, 1.00% ETP	6/30/2021	6/15/2027	46,265	46,457	36,105	(6) (9) (10) (11) (14)
Marley Spoon SE	Senior Secured	SOFR+ 8.75% PIK, 9.51% floor	2/28/2025	6/15/2027	2,988	2,988	2,332	(6) (9) (10) (14)
Marley Spoon SE	Senior Secured	SOFR+ 8.75% PIK, 9.51% floor	5/20/2025	3/31/2026	4,758	4,758	3,713	(6) (9) (10) (14)
Marley Spoon SE	Senior Secured	SOFR+ 8.75% PIK, 9.51% floor	10/28/2025	3/31/2026	6,805	6,805	5,310	(6) (9) (10) (14) (17)
Marley Spoon SE (Revolver)	Senior Secured	SOFR+ 8.75% PIK, 9.51% floor	12/12/2025	3/31/2026	434	434	339	(6) (9) (10) (14) (17)
	Total Consumer Staples Distribution & Retail - 9.86%*					61,442	47,799

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

 Consolidated Schedule of Investments – (continued)

December 31, 2025

(In thousands, except share and per share data)

Portfolio Company**	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Debt Investments
	Financial Services
Autobooks, Inc.	Senior Secured	SOFR+7.50%, 11.77% floor, 2.75% ETP	5/5/2025	2/5/2028	29,600	29,123	29,707	(11) (12)
Hurricane Cleanco Limited	Senior Secured	FIXED 6.25%, 6.25% PIK	12/31/2024	11/22/2029	30,550	28,522	30,891	(5) (9) (10) (17)
Vesta Payment Solutions, Inc.	Senior Secured	SOFR+7.00%, 9.00% floor, 6.00% ETP	11/29/2022	12/16/2026	25,000	25,985	21,964	(11)
	Total Financial Services - 17.03%*					83,630	82,562

	Health Care Equipment & Services
EBR Systems, Inc.	Senior Secured	PRIME+4.90%, 8.90% floor, 4.50% ETP	6/30/2022	6/15/2027	40,000	40,680	41,256	(11) (12) (14)
Mingle Healthcare Solutions, Inc.	Senior Secured	SOFR+9.75%, 12.26% floor, 10.50% ETP	8/15/2018	12/15/2026	4,127	4,757	2,361	(11) (22)
Moximed, Inc.	Senior Secured	PRIME+5.25%, 8.75% floor, 3.50% ETP	6/24/2022	7/1/2027	15,000	15,240	15,600	(11) (12)
Onward Medical, N.V.	Senior Secured	SOFR+6.50%, 10.75% floor, 2.50% ETP	6/28/2024	6/15/2028	17,088	16,887	17,163	(8) (9) (11) (12) (14)
Route 92 Medical, Inc.	Senior Secured	SOFR+7.00%, 9.00% floor, 3.95% ETP	3/31/2025	3/31/2029	35,000	34,436	34,679	(11) (12)
	Total Health Care Equipment & Services - 22.90%*					112,000	111,059

	Household & Personal Products
Madison Reed, Inc.	Senior Secured	PRIME+5.00%, 12.50% floor, 3.00% ETP	8/29/2025	8/29/2029	40,000	39,326	39,331	(11) (12)
	Total Household & Personal Products - 8.11%*					39,326	39,331

	Insurance
Kin Insurance, Inc.	Senior Secured	PRIME+5.00%, 12.00% floor, 2.00% ETP	8/13/2025	8/13/2029	30,000	29,309	29,319	(11) (12)
Kin Insurance, Inc.	Senior Secured	PRIME+5.00%, 12.00% floor, 2.00% ETP	12/30/2025	8/13/2029	15,000	14,578	14,578	(11) (24)
	Total Insurance - 9.05%*					43,887	43,897

	Media & Entertainment
Skillshare, Inc.	Senior Secured	SOFR+6.75%, 10.96% floor, 2.00% ETP	8/15/2025	2/8/2029	11,757	11,635	11,640	(11) (12)
Snap! Mobile, Inc.	Senior Secured	SOFR+7.50%, 12.10% floor, 3.83% ETP	9/30/2024	9/30/2028	18,000	17,767	17,862	(11) (12)
	Total Media & Entertainment - 6.08%*					29,402	29,502

	Multi-Sector Holdings
SPB C-2024, LLC	Senior Secured	FIXED 15.00% PIK, 1.57% ETP	12/16/2025	12/16/2028	10,063	9,965	9,969	(9) (10) (11)
	Total Multi-Sector Holdings - 2.06%*					9,965	9,969

	Pharmaceuticals, Biotechnology & Life Sciences
Shield Therapeutics PLC	Senior Secured	SOFR+9.25%, 14.25% floor, 5.00% ETP	12/2/2025	9/28/2028	2,000	1,950	1,932	(5) (9) (11) (12) (14)
	Total Pharmaceuticals, Biotechnology & Life Sciences - 0.40%*					1,950	1,932

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

 Consolidated Schedule of Investments – (continued)

December 31, 2025

(In thousands, except share and per share data)

Portfolio Company**	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Debt Investments
	Systems Software
3PL Central LLC (dba Extensiv)	Senior Secured	SOFR+7.00%, 9.00% floor, 5.10% ETP	11/9/2022	6/30/2026	72,290	75,853	69,478	(11) (12)
Digicert, Inc.	Senior Secured	SOFR+5.75%, 6.50% floor	7/30/2025	7/30/2030	9,304	9,174	9,340	(12)
Digicert, Inc. (Revolver)	Senior Secured	SOFR+5.75%, 6.50% floor	7/30/2025	7/30/2030	-	(9)	-	(12)
Circadence Corporation	Senior Secured	SOFR+9.50%, 12.26% floor, 7.50% ETP	12/20/2018	3/31/2026	20,752	22,102	18,370	(11)
	Total Systems Software - 20.04%*					107,120	97,188

	Technology Hardware & Equipment
Brivo, Inc.	Senior Secured	SOFR+7.25%, 11.29% floor, 2.53% ETP	12/27/2024	12/15/2029	40,000	39,910	41,117	(11) (12)
Linxup, LLC	Senior Secured	PRIME+3.25%, 11.75% floor, 2.25% ETP	11/3/2023	11/15/2027	30,000	30,055	30,770	(11) (12)
	Total Technology Hardware & Equipment - 14.82%*					69,965	71,887

Total Debt Investments - 177.40%*						884,105	860,327

Equity Investments
	Application Software
Aria Systems, Inc.	Equity	Series G Preferred Stock	7/10/2018	N/A	289,419	250	315	(13)
VTX Holdings, LLC	Equity	Series C Preferred Units	12/12/2024	N/A	3,015,219	143	16	(13)
	Total Application Software - 0.07%*					393	331

	Commercial & Professional Services
FiscalNote, Inc.	Equity	Common Stock	10/19/2020	N/A	19,240	438	28	(13) (14) (15)
JobGet Holdings, Inc. (fka Snagajob.com, Inc.)	Equity	Series C-1 Preferred Stock	11/15/2024	N/A	476,564	39,275	26,112	(13) (23)
JobGet Holdings, Inc. (fka Snagajob.com, Inc.)	Equity	Series C-2 Preferred Stock	11/15/2024	N/A	16,963	-	-	(13) (23)
	Total Commercial & Professional Services - 5.39%*					39,713	26,140

Consumer Staples Distribution & Retail
Marley Spoon SE	Equity	Common Stock	7/7/2023	N/A	46,004	410	14	(6) (9) (13) (14) (15) (17)
	Total Consumer Staples Distribution & Retail - 0.00%*					410	14

	Health Care Equipment & Services
CareCloud, Inc.	Equity	8.75% Series A Cumulative Redeemable Perpetual Preferred Stock	1/8/2020	N/A	462,064	12,132	9,669	(14)
	Total Health Care Equipment & Services - 1.99%*					12,132	9,669

	Media & Entertainment
Minute Media Inc.	Equity	Preferred Stock	12/13/2023	N/A	1,039	120	152	(5) (9) (13)
Minute Media Inc.	Equity	Common Stock	12/13/2023	N/A	136	16	18	(5) (9) (13)
	Total Media & Entertainment - 0.04%*					136	170

Total Equity Investments - 7.49%*						52,784	36,324

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

 Consolidated Schedule of Investments – (continued)

December 31, 2025

(In thousands, except share and per share data)

Portfolio Company**	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants
	Application Software
3DNA Corp. (dba NationBuilder)	Warrant	Series C-1 Preferred Stock	12/28/2018	12/28/2028	273,164	104	-	(13)
Airship Group, Inc.	Warrant	Series F Preferred Stock	6/28/2024	6/28/2034	519,313	414	474	(13)
Aria Systems, Inc.	Warrant	Series G Preferred Stock	6/29/2018	6/29/2028	2,387,705	1,048	1,223	(13)
Blueshift Labs, Inc.	Warrant	Success fee	12/19/2023	N/A	N/A	167	195	(13) (16)
CarNow, Inc.	Warrant	Common Stock	3/22/2024	3/22/2034	200,000	2,400	2,762	(13)
INRIX, Inc.	Warrant	Common Stock	7/26/2019	7/26/2029	150,804	522	309	(13)
JWP Holdco LLC (fka Longtail Ad Solutions, Inc.)	Warrant	Common Units	12/12/2019	12/12/2029	167,827	47	-	(13)
Piano Software, Inc.	Warrant	Series D Preferred Stock	12/31/2024	12/31/2034	119,978	348	490	(13)
Predactiv, Inc. (fka Sharethis, Inc.)	Warrant	Series D-3 Preferred Stock	12/3/2018	12/3/2028	647,615	2,162	-	(13)
	Total Application Software - 1.12%*					7,212	5,453

	Commercial & Professional Services
AllClear ID, Inc.	Warrant	Common Stock	8/31/2017	8/31/2027	870,514	1,750	-	(13)
Bombora, Inc.	Warrant	Common Stock	3/31/2021	3/31/2031	121,581	174	114	(13)
Bombora, Inc.	Warrant	Common Stock	12/26/2023	12/26/2033	57,750	51	54	(13)
CloudPay, Inc.	Warrant	Series B Preferred Stock	6/30/2020	6/30/2030	11,273	218	1,196	(5) (9) (13)
CloudPay, Inc.	Warrant	Series D Preferred Stock	8/17/2021	8/17/2031	3,502	52	56	(5) (9) (13)
CloudPay, Inc.	Warrant	Series D Preferred Stock	9/26/2022	9/26/2032	5,252	176	109	(5) (9) (13)
Elevate Services, Inc.	Warrant	Series C Preferred Stock	7/10/2023	7/10/2033	248,997	447	404	(13)
Elevate Services, Inc.	Warrant	Series C Preferred Stock	7/17/2024	7/17/2034	236,549	377	555	(13)
FiscalNote, Inc.	Warrant	Earnout	7/29/2022	7/29/2027	N/A	127	-	(13) (14) (16)
JobGet Holdings, Inc. (fka Snagajob.com, Inc.)	Warrant	Series B-1 Preferred Stock	9/29/2021	9/29/2031	763,269	343	-	(13)
Swing Education, Inc.	Warrant	Series C Preferred Stock	6/27/2025	6/27/2035	196,160	19	15	(13)
	Total Commercial & Professional Services - 0.52%*					3,734	2,503

	Consumer Services
FINN GmbH	Warrant	Series C2 Preferred Stock	12/4/2025	12/4/2030	333	691	690	(6) (9) (13) (17) (25)
	Total Consumer Services - 0.14%*					691	690

	Financial Services
Autobooks, Inc.	Warrant	Success Fee	5/5/2025	N/A	N/A	489	698	(13) (16)
Betterment Holdings, Inc.	Warrant	Common Stock	10/6/2023	10/6/2033	7,680	35	56	(13)
Betterment Holdings, Inc.	Warrant	Common Stock	10/6/2023	10/6/2033	9,818	40	64	(13)
Credit Sesame, Inc.	Warrant	Common Stock	1/7/2020	1/7/2030	191,601	425	535	(13)
	Total Financial Services - 0.28%*					989	1,353

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

 Consolidated Schedule of Investments – (continued)

December 31, 2025

(In thousands, except share and per share data)

Portfolio Company**	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
	Health Care Equipment & Services
Allurion Technologies, Inc.	Warrant	Common Stock	3/30/2021	3/30/2031	5,320	282	-	(13) (14)
Allurion Technologies, Inc.	Warrant	Common Stock	6/14/2022	3/30/2031	1,851	141	-	(13) (14)
Allurion Technologies, Inc.	Warrant	Common Stock	9/15/2022	9/15/2032	1,850	144	-	(13) (14)
Allurion Technologies, Inc.	Warrant	Earnout	8/2/2023	8/1/2028	N/A	-	-	(13) (14) (16)
EBR Systems, Inc.	Warrant	Success fee	6/30/2022	6/30/2032	N/A	605	561	(13) (14) (16)
Mingle Healthcare Solutions, Inc.	Warrant	Series CC Preferred Stock	8/15/2018	8/15/2028	1,770,973	492	-	(13)
Moximed, Inc.	Warrant	Series C Preferred Stock	6/24/2022	6/24/2032	214,285	175	29	(13)
Nalu Medical, Inc.	Warrant	Series D-2 Preferred Stock	10/12/2022	10/12/2032	91,717	173	262	(13)
Onward Medical, N.V.	Warrant	Common Stock	6/28/2024	9/26/2034	165,338	340	361	(8) (9) (13) (14) (17)
Route 92 Medical, Inc.	Warrant	Success fee	3/31/2025	3/31/2035	N/A	833	666	(13) (16)
SetPoint Medical Corporation	Warrant	Series B Preferred Stock	6/29/2021	6/29/2031	400,000	14	156	(13)
SetPoint Medical Corporation	Warrant	Series B Preferred Stock	12/29/2022	12/29/2032	600,000	74	234	(13)
	Total Health Care Equipment & Services - 0.47%*					3,273	2,269

	Household & Personal Products
Madison Reed, Inc.	Warrant	Success fee	8/29/2025	N/A	N/A	404	446	(13) (16)
	Total Household & Personal Products - 0.09%*					404	446

	Insurance
Kin Insurance, Inc.	Warrant	Series D-3 Preferred Stock	9/26/2022	9/26/2032	62,364	426	759	(13)
Kin Insurance, Inc.	Warrant	Series E Preferred Stock	8/13/2025	8/13/2035	10,618	546	175	(13)
	Total Insurance - 0.20%*					972	934

	Media & Entertainment
Skillshare, Inc.	Warrant	Success fee	8/15/2025	N/A	N/A	337	319	(13) (16)
Snap! Mobile, Inc.	Warrant	Series B Preferred Stock	9/30/2024	9/30/2034	19,140	345	306	(13)
	Total Media & Entertainment - 0.13%*					682	625

	Pharmaceuticals, Biotechnology & Life Sciences
Mustang Bio, Inc.	Warrant	Common Stock	3/4/2022	3/4/2032	997	315	-	(13) (14)
Shield Therapeutics PLC	Warrant	Common Stock	12/2/2025	12/2/2031	906,468	63	62	(5) (9) (13) (14) (17)
	Total Pharmaceuticals, Biotechnology & Life Sciences - 0.01%*					378	62

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

 Consolidated Schedule of Investments – (continued)

December 31, 2025

(In thousands, except share and per share data)

Portfolio Company**	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants
	Systems Software
Circadence Corporation	Warrant	Series A-6 Preferred Stock	12/20/2018	12/20/2028	1,538,462	3,630	-	(13)
Circadence Corporation	Warrant	Series A-6 Preferred Stock	10/31/2019	10/31/2029	384,615	846	-	(13)
Circadence Corporation	Warrant	Success fee	12/21/2023	N/A	N/A	304	454	(13) (16)
Scale Computing, Inc.	Warrant	Common Stock	3/29/2019	3/29/2029	9,665,667	346	-	(13)
Synack, Inc.	Warrant	Common Stock	12/29/2023	6/30/2032	131,521	168	181	(13)
	Total Systems Software - 0.13%*					5,294	635

	Technology Hardware & Equipment
Brivo, Inc.	Warrant	Series A-2 Preferred Stock	10/20/2022	10/20/2032	201,000	98	403	(13)
Brivo, Inc.	Warrant	Series A-2 Preferred Stock	12/27/2024	12/27/2034	32,109	43	64	(13)
Dejero Labs, Inc.	Warrant	Common Stock	5/31/2019	5/31/2029	333,621	192	124	(7) (9) (13) (17)
Linxup, LLC	Warrant	Success fee	11/3/2023	11/3/2033	N/A	253	243	(13) (16)
RealWear, Inc.	Warrant	Series A-1 Preferred Stock	10/5/2018	10/5/2028	73,746	89	118	(13)
RealWear, Inc.	Warrant	Common Stock	10/5/2018	10/5/2028	38,705	47	1	(13)
RealWear, Inc.	Warrant	Series A-1 Preferred Stock	12/28/2018	12/28/2028	14,749	16	24	(13)
RealWear, Inc.	Warrant	Common Stock	12/28/2018	12/28/2028	7,742	9	-	(13)
RealWear, Inc.	Warrant	Series A-1 Preferred Stock	6/27/2019	6/27/2029	81,251	250	57	(13)
RealWear, Inc.	Warrant	Common Stock	6/27/2019	6/27/2029	42,643	131	1	(13)
	Total Technology Hardware & Equipment - 0.21%*					1,128	1,035

Total Warrants - 3.30%*						24,757	16,005

Total Non-Control/Non-Affiliate Investments - 188.19%*						961,646	912,656

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

 Consolidated Schedule of Investments – (continued)

December 31, 2025

Portfolio Company**	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Affiliate Investments								(20)
Equity Investments
	Application Software
Coginiti Corp	Equity	Common Stock	3/9/2020	N/A	1,040,160	4,551	-	(13)
	Total Application Software - 0.00%*					4,551	-

Total Equity Investments - 0.00%*						4,551	-

Warrants
	Application Software
Coginiti Corp	Warrant	Common Stock	3/9/2020	3/9/2030	811,770	-	-	(13)
	Total Application Software - 0.00%*					-	-

Total Warrants - 0.00%*						-	-

Total Affiliate Investments - 0.00%*						4,551	-

Control Investments								(21)
Equity Investments
	Commercial & Professional Services
Pivot3, Inc.	Equity	100% Equity Interest	12/31/2023	N/A	N/A	950	1,493	(19)
	Total Commercial & Professional Services - 0.31%*					950	1,493

	Multi-Sector Holdings
Runway-Cadma I LLC	Equity	50% Equity Interest	3/6/2024	N/A	N/A	12,283	13,253	(9)
	Total Multi-Sector Holdings - 2.73%*					12,283	13,253

Total Equity Investments - 3.04%*						13,233	14,746

Total Control Investments - 3.04%*						13,233	14,746

Total Investments - 191.23%*						$979,430	$927,402

Cash and Cash Equivalents and Short Term Investments

Goldman Sachs Financial Square Government Fund Institutional Shares		FGTXX/38141W273				2,849	2,849
Cash						15,326	15,326
	Total Cash and Cash Equivalents and Short Term Investments - 3.75%*					18,175	18,175

Total Investments, Cash and Cash Equivalents and Short Term Investments - 194.98%*						$997,605	$945,577

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

 Consolidated Schedule of Investments – (continued)

December 31, 2025

(1)

Disclosures of interest rates on notes include cash interest rates and payment-in-kind ("PIK") interest rates, as applicable. Unless otherwise indicated, all of the Company's variable interest debt instruments bear interest at a rate determined by reference to the U.S. Prime Rate ("PRIME") or the 1-month or 3-month Secured Overnight Financing Rate ("SOFR"). At December 31, 2025, the U.S. PRIME Rate was 6.75%, the 1-Month SOFR was 3.69%, and the 3-Month SOFR was 3.65%.

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

(3)	Investments are held at Fair Value net of the Fair Value of Unfunded Commitments. Refer to "Note 8 – Commitments, Contingencies, and Off-Balance Sheet Arrangements " for additional detail.
(4)	All portfolio companies are domiciled in the United States, unless otherwise noted.
(5)	Portfolio company is domiciled in the United Kingdom. Fair value of United Kingdom domiciled investments represents 7.10% of net assets.
(6)	Portfolio company is domiciled in Germany. Fair value of German domiciled investments represents 13.95% of net assets.
(7)	Portfolio company is domiciled in Canada. Fair value of Canadian domiciled investments represents 0.03% of net assets.
(8)	Portfolio company is domiciled in the Netherlands. Fair value of Dutch domiciled investments represents 3.61% of net assets.
(9)

Investment is not a qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. The fair value of non-qualifying assets represents 14.89% of total assets as of December 31, 2025. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying assets until such time as it complies with the requirements of Section 55(a).

(10)	Represents a PIK security. PIK interest will be accrued and paid at maturity.
(11)	Disclosures of end-of-term payments ("ETP") are one-time payments stated as a percentage of principal amount.
(12)	The investment is an eligible loan investment in the collateral under the Credit Facility (as defined in "Note 7 – Borrowings").
(13)	Investments are non-income producing.
(14)	Portfolio company is a publicly traded company whose securities are listed on a national securities exchange.
(15)	Investment is not a "restricted security" under the Securities Act.
(16)	Investment is either a cash success fee payable or earnout of shares based on the consummation of certain trigger events.
(17)

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

(18)

Investment represents a security with a tiered fee that increases over time, dependent upon the timing of repayment. Such fees are recorded in "Fee income" on the Consolidated Statements of Operations.

(19)

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

(21)	Control portfolio company, as defined under the 1940 Act, in which the Company owns more than 25% of the investment’s voting securities or has greater than 50% representation on its board.
(22)	Investment is on non-accrual status as of December 31, 2025 and is therefore considered non-income producing.
(23)	JobGet Holdings, Inc. (fka Snagajob.com, Inc.) has the right of first refusal on sale of preferred stock.
(24)

The Company sold a participating interest representing $15.0 million of the aggregate outstanding principal balance of the portfolio company's senior secured loan. As the transaction did not qualify for sale accounting under applicable guidance, the Company recorded a corresponding secured borrowing, measured at fair value and included in "Secured borrowings" on the Company's Consolidated Statements of Assets and Liabilities. See "Note 2 – Summary of Significant Accounting Policies, Secured Borrowings" for additional detail.

(25)

The Company has confirmed the fully diluted share count as of December 31, 2025. Based on the current share count and the contractual warrant entitlement per the warrant agreement, the Company would own 333 shares if converted as of December 31, 2025.

*	Fair value as a percentage of net assets.
**

The Company reclassified certain industry groupings of its portfolio companies presented in the consolidated financial statements as of December 31, 2025, to align with Global Industry Classification Standards (“GICS”), where applicable.

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

RUNWAY GROWTH FINANCE CORP.

 Consolidated Schedule of Investments – (continued)

December 31, 2024

(In thousands, except share and per share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Equity Investments
	Advertising
Minute Media Inc.	Equity	Preferred Stock	12/13/2023	N/A	1,039	120	136	(5) (9) (13)
	Equity	Common Stock	12/13/2023	N/A	136	16	16	(5) (9) (13)
	Total Advertising - 0.03%*					136	152

	Application Software
Aria Systems, Inc.	Equity	Series G Preferred Stock	7/10/2018	N/A	289,419	250	263	(13)
FiscalNote, Inc.	Equity	Common Stock	10/19/2020	N/A	230,881	438	247	(13) (14) (19)
VTX Holdings, LLC	Equity	Series C Preferred Units	12/12/2024	N/A	3,015,219	143	143	(13)
	Total Application Software - 0.13%*					831	653

Healthcare Technology
CareCloud, Inc.	Equity	11% Series A Cumulative Redeemable Perpetual Preferred Stock	1/8/2020	N/A	462,064	12,132	9,181	(15) (19)
	Total Healthcare Technology - 1.78%*					12,132	9,181

	Human Resource & Employment Services
JobGet Holdings, Inc. (fka Snagajob.com, Inc.)	Equity	Series C-1 Preferred Stock	11/15/2024	N/A	389,048	36,502	35,563	(13) (29)
	Equity	Series C-2 Preferred Stock	11/15/2024	N/A	16,963	-	-	(13) (29)
	Total Human Resource & Employment Services - 6.91%*					36,502	35,563

	Internet & Direct Marketing Retail
Marley Spoon SE	Equity	Common Stock	7/7/2023	N/A	46,004	410	43	(6) (9) (13) (18) (19) (22)
	Total Internet & Direct Marketing Retail - 0.01%*					410	43

	Technology Hardware, Storage & Peripherals
Quantum Corporation	Equity	Common Stock	8/13/2021	N/A	22,986	2,607	1,239	(9) (13) (15) (19)
zSpace, Inc.	Equity	Common Stock	12/31/2020	N/A	81,046	1,119	1,288	(13)
	Total Technology Hardware, Storage & Peripherals - 0.49%*					3,726	2,527

Total Equity Investments - 9.35%*						53,737	48,119

Warrants
	Application Software
3DNA Corp. (dba NationBuilder)	Warrant	Series C-1 Preferred Stock	12/28/2018	12/28/2028	273,164	104	-	(13)
Airship Group, Inc.	Warrant	Series F Preferred Stock	6/28/2024	6/28/2034	519,313	414	499	(13)
Aria Systems, Inc.	Warrant	Series G Preferred Stock	6/29/2018	6/29/2028	2,387,705	1,048	1,159	(13)
Blueshift Labs, Inc.	Warrant	Success fee	12/19/2023	N/A	N/A	167	188	(13) (21)
Circadence Corporation	Warrant	Series A-6 Preferred Stock	12/20/2018	12/20/2028	1,538,462	3,630	298	(13)
	Warrant	Series A-6 Preferred Stock	10/31/2019	10/31/2029	384,615	846	54	(13)
	Warrant	Success fee	12/21/2023	N/A	N/A	304	13	(13) (21)
FiscalNote, Inc.	Warrant	Earnout	7/29/2022	7/29/2027	N/A	127	8	(13) (14) (21)
Piano Software, Inc.	Warrant	Series D Preferred Stock	12/31/2024	12/31/2034	119,978	348	348	(13)
Snap! Mobile, Inc.	Warrant	Series B Preferred Stock	9/30/2024	9/30/2034	19,140	345	394	(13)
	Total Application Software - 0.58%*					7,333	2,961

	Asset Management & Custody Banks
Betterment Holdings, Inc.	Warrant	Common Stock	10/6/2023	10/6/2033	7,680	35	64	(13)
	Warrant	Common Stock	10/6/2023	10/6/2033	9,818	40	74	(13)
	Total Asset Management & Custody Banks - 0.03%*					75	138

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

 Consolidated Schedule of Investments – (continued)

December 31, 2024

(In thousands, except share and per share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants
	Biotechnology
Mustang Bio, Inc.	Warrant	Common Stock	3/4/2022	3/4/2032	49,869	315	4	(13) (15)
TRACON Pharmaceuticals, Inc.	Warrant	Common Stock	9/2/2022	9/2/2032	7,538	226	-	(13)
	Total Biotechnology - 0.00%*					541	4

	Computer & Electronics Retail
Massdrop, Inc.	Warrant	Series B Preferred Stock	7/22/2019	7/22/2029	848,093	183	-	(13)
	Total Computer & Electronics Retail - 0.00%*					183	-

	Data Processing & Outsourced Services
Elevate Services, Inc.	Warrant	Series C Preferred Stock	7/10/2023	7/10/2033	248,997	447	398	(13)
	Warrant	Series C Preferred Stock	7/17/2024	7/17/2034	74,700	118	119	(13)
Interactions Corporation	Warrant	Common Stock	6/24/2022	6/24/2032	189,408	219	13	(13)
Predactiv, Inc. (fka Sharethis, Inc.)	Warrant	Series D-3 Preferred Stock	12/3/2018	12/3/2028	647,615	2,162	90	(13)
	Total Data Processing & Outsourced Services - 0.12%*					2,946	620

	Electronic Equipment & Instruments
Brivo, Inc.	Warrant	Series A-2 Preferred Stock	10/20/2022	10/20/2032	201,000	98	269	(13)
	Warrant	Series A-2 Preferred Stock	12/27/2024	12/27/2034	32,109	43	43	(13)
Epic IO Technologies, Inc.	Warrant	Success fee	12/17/2021	12/17/2028	N/A	505	334	(13) (21)
	Total Electronic Equipment & Instruments - 0.13%*					646	646

	Healthcare Equipment
Moximed, Inc.	Warrant	Series C Preferred Stock	6/24/2022	6/24/2032	214,285	175	24	(13)
	Total Healthcare Equipment - 0.00%*					175	24

	Healthcare Technology
Allurion Technologies, Inc.	Warrant	Common Stock	3/30/2021	3/30/2031	132,979	282	1	(13) (14) (28)
	Warrant	Common Stock	6/14/2022	3/30/2031	46,256	141	-	(13) (14) (28)
	Warrant	Common Stock	9/15/2022	9/15/2032	46,256	144	-	(13) (14) (28)
	Warrant	Earnout	8/2/2023	8/1/2028	N/A	-	-	(13) (14) (21) (28)
EBR Systems, Inc.	Warrant	Success fee	6/30/2022	6/30/2032	N/A	605	617	(13) (16) (21)
Mingle Healthcare Solutions, Inc.	Warrant	Series CC Preferred Stock	8/15/2018	8/15/2028	1,770,973	492	-	(13)
Nalu Medical, Inc.	Warrant	Series D-2 Preferred Stock	10/12/2022	10/12/2032	91,717	173	70	(13)
Onward Medical, N.V.	Warrant	Common Stock	6/28/2024	9/26/2034	165,338	340	417	(8) (9) (13) (17) (22)
Route 92 Medical, Inc.	Warrant	Success fee	8/17/2021	8/17/2031	N/A	835	784	(13) (21)
SetPoint Medical Corporation	Warrant	Series B Preferred Stock	6/29/2021	6/29/2031	400,000	14	223	(13)
	Warrant	Series B Preferred Stock	12/29/2022	12/29/2032	600,000	74	334	(13)
VERO Biotech LLC	Warrant	Success fee	12/29/2020	12/29/2025	N/A	377	114	(13) (21)
	Total Healthcare Technology - 0.50%*					3,477	2,560

	Human Resource & Employment Services
CloudPay, Inc.	Warrant	Series B Preferred Stock	6/30/2020	6/30/2030	11,273	218	1,343	(5) (9) (13)
	Warrant	Series D Preferred Stock	8/17/2021	8/17/2031	3,502	52	89	(5) (9) (13)
	Warrant	Series D Preferred Stock	9/26/2022	9/26/2032	5,252	176	134	(5) (9) (13)
JobGet Holdings, Inc. (fka Snagajob.com, Inc.)	Warrant	Series B-1 Preferred Stock	9/29/2021	9/29/2031	763,269	343	-	(13)
	Total Human Resource & Employment Services - 0.30%*					789	1,566

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

 Consolidated Schedule of Investments – (continued)

December 31, 2024

(In thousands, except share and per share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants
	Internet & Direct Marketing Retail
Madison Reed, Inc.	Warrant	Success fee	12/16/2022	N/A	N/A	209	183	(13) (21)
	Total Internet & Direct Marketing Retail - 0.04%*					209	183

	Internet Software and Services
Bombora, Inc.	Warrant	Common Stock	3/31/2021	3/31/2031	121,581	174	135	(13)
	Warrant	Common Stock	12/26/2023	12/26/2033	48,632	43	54	(13)
CarNow, Inc.	Warrant	Common Stock	3/22/2024	3/22/2034	200,000	2,400	2,825	(13)
Fidelis Cybersecurity, Inc.	Warrant	Common Stock	3/25/2022	3/25/2032	N/A	79	-	(13) (20)
INRIX, Inc.	Warrant	Common Stock	7/26/2019	7/26/2029	150,804	522	344	(13)
JWP Holdco LLC (fka Longtail Ad Solutions, Inc.)	Warrant	Common Units	12/12/2019	12/12/2029	167,827	47	158	(13)
Skillshare, Inc.	Warrant	Success fee	11/8/2022	N/A	N/A	301	367	(13) (21)
Synack, Inc.	Warrants	Common Stock	12/29/2023	6/30/2032	124,215	158	186	(13)
	Total Internet Software and Services - 0.79%*					3,724	4,069

	Property & Casualty Insurance
Kin Insurance, Inc.	Warrant	Series D-3 Preferred Stock	9/26/2022	9/26/2032	62,364	426	285	(13)
	Total Property & Casualty Insurance - 0.06%*					426	285

	Specialized Consumer Services
AllClear ID, Inc.	Warrant	Common Stock	8/31/2017	8/31/2027	523,893	1,053	-	(13)
	Warrant	Common Stock	10/17/2018	8/31/2027	346,621	697	-	(13)
Credit Sesame, Inc.	Warrant	Common Stock	1/7/2020	1/7/2030	191,601	425	365	(13)
	Total Specialized Consumer Services - 0.07%*					2,175	365

	System Software
Dejero Labs Inc.	Warrant	Common Stock	5/31/2019	5/31/2029	333,621	192	177	(7) (9) (13)
Linxup, LLC	Warrant	Success fee	11/3/2023	11/3/2033	N/A	253	201	(13) (21)
Scale Computing, Inc.	Warrant	Common Stock	3/29/2019	3/29/2029	9,665,667	346	-	(13)
	Total System Software - 0.07%*					791	378

	Technology Hardware, Storage & Peripherals
RealWear, Inc.	Warrant	Series A Preferred Stock	10/5/2018	10/5/2028	112,451	136	206	(13)
	Warrant	Series A Preferred Stock	12/28/2018	12/28/2028	22,491	25	41	(13)
	Warrant	Series A Preferred Stock	6/27/2019	6/27/2029	123,894	381	136	(13)
	Total Technology Hardware, Storage & Peripherals - 0.07%*					542	383

Total Warrants - 2.76%*						24,032	14,182

Total Non-Control/Non-Affiliate Investments - 195.27%*						1,038,135	1,005,328

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

 Consolidated Schedule of Investments – (continued)

December 31, 2024

(In thousands, except share and per share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Affiliate Investments								(25)
Debt Investments
	Healthcare Technology
Gynesonics, Inc.	Senior Secured	SOFR+8.75%, 8.00% ceiling, 5.00% ETP	3/1/2023	11/30/2026	25,595	26,234	27,217	(11) (12)
	Total Healthcare Technology - 5.29%*					26,234	27,217

Total Debt Investments - 5.29%*						26,234	27,217

Equity Investments
	Application Software
Coginiti Corp	Equity	Common Stock	3/9/2020	N/A	1,040,160	4,551	-	(13)
	Total Application Software - 0.00%*					4,551	-

	Healthcare Technology
Gynesonics, Inc.	Equity	Series A-2 Preferred Stock	3/1/2023	N/A	3,266,668	25,000	25,000	(13) (30)
	Equity	Series A-1 Preferred Stock	10/24/2023	N/A	3,100,000	3,100	12,355	(13) (30)
	Total Healthcare Technology - 7.26%*					28,100	37,355

Total Equity Investments - 7.26%*						32,651	37,355

Warrants
	Application Software
Coginiti Corp	Warrant	Common Stock	3/9/2020	3/9/2030	811,770	-	-	(13)
	Total Application Software - 0.00%*					-	-

	Healthcare Technology
Gynesonics, Inc.	Warrant	Success fee	3/1/2023	3/1/2030	N/A	313	-	(13) (21)
	Total Healthcare Technology - 0.00%*					313	-

Total Warrants - 0.00%*						313	-

Total Affiliate Investments - 12.55%*						59,198	64,572

Control Investments								(26)
Equity Investments
	Data Processing & Outsourced Services
Pivot3, Inc.	Equity	100% Equity Interest	12/31/2023	N/A	N/A	950	1,198	(24)
	Total Data Processing & Outsourced Services - 0.23%*					950	1,198

	Multi-Sector Holdings
Runway-Cadma I LLC	Equity	50% Equity Interest	3/6/2024	N/A	N/A	5,600	5,742	(9)
	Total Multi-Sector Holdings - 1.12%*					5,600	5,742

Total Equity Investments - 1.35%*						6,550	6,940

Total Control Investments - 1.35%*						6,550	6,940

Total Investments - 209.17%*						$1,103,883	$1,076,840

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

(3)	Investments are held at Fair Value net of the Fair Value of Unfunded Commitments. Refer to "Note 8 – Commitments, Contingencies, and Off-Balance Sheet Arrangements" for additional detail.
(4)	All portfolio companies are domiciled in the United States, unless otherwise noted.
(5)	Portfolio company is domiciled in the United Kingdom. Fair value of United Kingdom domiciled investments represents 5.51% of net assets.
(6)	Portfolio company is domiciled in Germany. Fair value of German domiciled investments represents 6.64% of net assets.
(7)	Portfolio company is domiciled in Canada. Fair value of Canadian domiciled investments represents 2.83% of net assets.
(8)	Portfolio company is domiciled in the Netherlands. Fair value of Dutch domiciled investments represents 3.34% of net assets.
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

RUNWAY GROWTH FINANCE CORP.

Notes to Consolidated Financial Statements as of December 31, 2025

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

On October 25, 2021, the Company closed its initial public offering ("IPO"), issuing 6,850,000 shares of its common stock at a public offering price of $14.60 per share. Net of underwriting fees and offering costs, the Company received net proceeds of $93.0 million. The Company's common stock began trading on the Nasdaq Global Select Market LLC ("NASDAQ") on October 21, 2021 under the symbol "RWAY."

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in conformity with U.S. Generally Accepted Accounting Principles ("U.S. GAAP") and pursuant to the requirements for reporting on Form 10‑K and in compliance with Regulation S-X under the Securities Exchange Act of 1934, as amended. The Company is an investment company following the specialized accounting and reporting guidance specified in the Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification ("ASC") Topic 946, Financial Services – Investment Companies ("ASC 946").

Principles of Consolidation

Under ASC 946, the Company is precluded from consolidating portfolio company investments, including those in which it has a controlling interest, unless the portfolio company is another investment company that is substantially wholly owned by it. An exception to this general principle occurs if the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception. Therefore, the Company’s investment portfolio is carried on the Consolidated Statements of Assets and Liabilities at fair value, as discussed further in "Note 4 – Investments," with any adjustments to fair value recognized as "Net change in unrealized gain (loss) on investments" on the Consolidated Statements of Operations.

The Company’s consolidated operations include the activities of its wholly owned subsidiary, P3 Holdco LLC ("P3 Holdco"). P3 Holdco serves to facilitate the Company’s investment in Pivot 3, Inc. ("Pivot3"). As a result, the Company consolidates the financial results of P3 Holdco in its consolidated financial statements in accordance with ASC 946 and treats its indirect investment in Pivot3 as a portfolio investment held at fair value. All intercompany balances and transactions have been eliminated.

The Company has determined that the JV is an investment company under ASC Topic 946. However, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary, which is an extension of the operations of the Company, or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its interest in the JV as it is not a substantially wholly owned investment company subsidiary of the Company. In addition, the JV is not an operating company and the Company does not control the JV, as voting rights are allocated equally among the two JV members. As a result, the JV is accounted for as a portfolio investment of the Company held at fair value and not included as a consolidated subsidiary in the Company's consolidated financial statements. Refer to the Consolidated Schedule of Investments for the Company’s equity interests in Pivot3 and the JV as of December 31, 2025 and December 31, 2024.

In accordance with Rule 3-09 of Regulation S-X, as amended, the Company must determine which of its unconsolidated controlled subsidiaries, if any, are considered "significant subsidiaries." In evaluating these unconsolidated controlled subsidiaries, there are two significance tests utilized per Rule 1-02(w) of Regulation S-X to determine if any of the Company’s investments or unconsolidated controlled subsidiaries are considered significant: the investment test and the income test. As of December 31, 2025, and December 31, 2024, none of the Company’s investments or unconsolidated controlled subsidiaries met either of these two significance tests.

Secured Borrowings

The Company follows the guidance in ASC Topic 860, Transfers and Servicing ("ASC 860"), when accounting for participations or other partial loan sales. Under ASC 860, a transfer of a financial asset may be accounted for as a sale only if the transferred interest meets the definition of a "participating interest," as defined in the guidance, and all of the following conditions are met: (1) the assets have been isolated from the Company – put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the transferor does not maintain effective control over the transferred assets through either (a) an agreement that both entitles and obligates the transferor to repurchase or redeem the assets before maturity or (b) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call.

Participations or other partial loan sales that do not meet the definition of a participating interest or the above conditions, should remain on the Company's Consolidated Statements of Assets and Liabilities and the proceeds recorded as a secured borrowing until the definition is met. Secured borrowings are carried at fair value.

Runway-Cadma I LLC

The Company entered into a joint venture agreement, effective as of March 6, 2024, with Cadma to create and co-manage the JV. The JV may invest in secured loans to growth-stage companies that have been originated by the Company. The Company and Cadma have equal ownership of the JV and each committed to provide $35.0 million of the total $70.0 million in equity capital. All portfolio decisions and generally all other actions with respect to the JV must be approved by the board of managers of the JV, consisting of an equal number of representatives of the Company and Cadma. Capital contributions are called from the Company and Cadma on a pro-rata basis based on their total capital commitments. For more information, refer to "Note 3 – Related Party Agreements and Transactions."

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

Cash and Cash Equivalents

Cash consists solely of funds deposited with financial institutions, while cash equivalents consist of short-term liquid investments in money market funds. Cash and cash equivalents are carried at cost, which approximates fair value. As of December 31, 2025 and

December 31, 2024, the Company had $2.8 million and $4.0 million invested in money market funds, respectively. Dividends earned from money market funds are recorded in "Other income" on the Consolidated Statements of Operations. The Company may hold foreign cash from time to time as a result of transactions related to investments denominated in foreign currencies. Foreign cash includes the value of foreign currencies held and translated to U.S. dollars using the prevailing foreign exchange rates as of December 31, 2025. Temporary fluctuations in any foreign currency held on the balance sheet date are recorded in "Net change in unrealized gain (loss) on forward contracts and foreign currency transactions" on the Consolidated Statements of Operations. Any realized gains or losses recognized upon foreign currency translated into local currency are recorded in "Net realized gain (loss) on forward contracts and foreign currency transactions" on the Consolidated Statements of Operations.

Investments Denominated in Foreign Currency

At each balance sheet date, portfolio company investments denominated in foreign currencies and any related receivables are translated into U.S. dollars using the spot exchange rate on the last business day of the period. Purchases and sales of foreign portfolio company investments, and any income from such investments, are translated into U.S. dollars using the rates of exchange prevailing on the respective dates of such transactions. As of December 31, 2025 and December 31, 2024, the Company held two investment denominated in British pound sterling, one investment denominated in Canadian Dollars, and five investments denominated in Euros. Refer to the Consolidated Schedule of Investments and respective footnotes to the Consolidated Schedule of Investments for more details on the portfolio company investments held in foreign currencies as of December 31, 2025 and December 31, 2024.

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

The Company may also enter into foreign currency forward contracts to mitigate its exposure to foreign currency fluctuations associated with certain investments denominated in foreign currencies. These contracts are recognized as derivative instruments and measured at fair value in accordance with ASC Topic 815, Derivatives and Hedging ("ASC 815"), and are recorded as "Foreign currency forward contracts" on the Consolidated Statements of Assets and Liabilities. Changes in fair value are recorded in "Net change in unrealized gain (loss) on forward contracts and foreign currency transactions" on the Consolidated Statements of Operations. The payments and proceeds from derivative contracts are included in "Payments for derivative contracts" and "Proceeds from derivative contracts," respectively, on the Consolidated Statements of Cash Flows. The net cash flows realized on settlement of derivatives are included in "Net realized (gain) loss on forward contracts and foreign currency transactions" on the Consolidated Statements of Operations and Consolidated Statements of Cash Flows. Refer to "Note 4 – Investments" for more information regarding the foreign currency forward contracts.

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

The Company currently holds, and expects to hold in the future, some investments in its portfolio with payment-in-kind ("PIK") interest provisions. PIK interest is computed at the contractual rate specified in each loan agreement and is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount of income the Company is required to distribute to stockholders to maintain its qualification as a RIC for U.S. federal income tax purposes. For the years ended December 31, 2025, December 31, 2024, and December 31, 2023, 11.8%, 8.4%, and 12.2%, respectively, of the Company’s total investment income was attributable to non-cash PIK interest.

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

Debt and Deferred Financing Costs

The debt of the Company is carried at amortized cost on the Consolidated Statements of Assets and Liabilities, which is comprised of the principal amount borrowed, net of deferred financing costs. Deferred financing costs ("DFC") are fees and other direct incremental costs incurred by the Company in relation to debt financing and are amortized over the life of the related debt instrument or the life of such cost's respective service, if shorter, using the straight-line method, which closely approximates the effective yield method. Amortization of such debt financing costs and interest expense on the outstanding principal balance are recorded in "Interest and other debt financing expenses" on the Consolidated Statements of Operations. Debt financing costs that have not yet been amortized are recorded as "Deferred financing costs" on the Consolidated Statements of Assets and Liabilities. To the extent there are no outstanding borrowings, the deferred financing costs are presented as an asset on the Consolidated Statements of Assets and Liabilities. Accrued but unpaid interest is included within "Interest payable" on the Consolidated Statements of Assets and Liabilities. For more information, refer to "Note 7 – Borrowings."

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

The following table summarizes the cost, fair value, and types of income not recorded in "Interest income" on the Consolidated Statements of Operations related to senior secured term loans on non-accrual status as of December 31, 2025 and December 31, 2024 (in thousands):

	Date of Non-Accrual	Forgone Interest Income	Forgone Accretion of OID and ETP	Total Forgone Income	Cost Basis	Fair Value	Fair Value as a % of Total Portfolio
As of December 31, 2025
Investment
Mingle Healthcare Solutions, Inc.	1/1/2024	$1,306	$-	$1,306	$4,757	$2,361	0.25%
Total		$1,306	$-	$1,306	$4,757	$2,361	0.25%

As of December 31, 2024
Investment
JobGet Holdings, Inc. (fka Snagajob.com, Inc.)	3/31/2024	$4,243	$283	$4,526	$3,774	$3,431	0.32%
Mingle Healthcare Solutions, Inc.	1/1/2024	687	-	687	4,952	2,148	0.20
Total		$4,930	$283	$5,213	$8,726	$5,579	0.52%

Fair Value Measurements

The Company measures the value of its financial instruments at fair value in accordance with ASC Topic 820, Fair Value Measurement ("ASC 820"), issued by the FASB. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company's investment portfolio is reported at fair value on the Consolidated Statements of Assets and Liabilities. All assets and liabilities approximate fair value on the Consolidated Statements of Assets and Liabilities, with the exception of the Company’s borrowings, which are reported at amortized cost. For more information on financial instruments reported at cost, refer to "Note 5 – Fair Value of Financial Instruments."

ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. ASC 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation. In accordance with ASC 820, these inputs are summarized in the three levels listed below:

•
Level 1 - Valuations are based on quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.
•
Level 2 - Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly and model-based valuation techniques for which all significant inputs are observable.
•
Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models incorporating significant unobservable inputs, such as discounted cash flow models and other similar valuations techniques. The valuation of Level 3 assets and liabilities generally requires significant management judgment due to the inability to observe inputs to valuation.

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

Rule 2a-5 under the 1940 Act established additional requirements for determining the fair value of the Company's investments in good faith for purposes of the 1940 Act. Rule 2a-5 permits boards, in compliance with certain conditions, to designate certain parties to perform fair value determinations, subject to board oversight. Rule 2a-5 also defines when market quotations are "readily available" for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. Rule 31a-4 under the 1940 Act established additional recordkeeping requirements related to fair value determinations. Although the Company adopted certain revisions to its valuation policies and procedures to comply with Rule 2a-5 and Rule 31a-4, the Board of Directors has not elected to designate a valuation designee.

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

Warrants

Fair value of warrants is primarily determined using a Black Scholes option-pricing model. Privately held warrants and equity-related securities are valued based on an analysis of various factors including, but not limited to, the following:

•
Underlying enterprise value of the issuer is estimated based on information available, including any information regarding the most recent rounds of issuer funding. Valuation techniques to determine enterprise value include market multiple approaches, income approaches or approaches that utilize recent rounds of financing and the portfolio company’s capital structure to determine enterprise value. Valuation techniques are also utilized to allocate the enterprise fair value of a portfolio company to the specific class of common or preferred stock/units exercisable in the warrant. Such techniques take into account the rights and preferences of the portfolio company’s securities, expected exit scenarios, and volatility associated with such outcomes to allocate the fair value to the specific class of stock held in the portfolio. Such techniques include Option Pricing Models ("OPM"), including back-solve techniques, Probability Weighted Expected Return Models ("PWERM"), and other techniques as determined to be appropriate.
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

In certain cases, the Company may apply alternative valuation methods to more accurately estimate the fair value of warrants. These may include the Current Value Method or other approaches deemed appropriate under the circumstances. Such methods may be used when a warrant is expected to settle in the near term, includes a put feature, or when there is a recent arm's-length transaction or binding offer that provides relevant pricing information. Other approaches, such as a waterfall analysis or a model based on a warrant's redemption value, may also be considered. The Current Value Method determines the warrant's value based on its current redemption or liquidation value, considering the enterprise value and the rights and preferences of all debt and equity securities in the company’s capital structure.

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

Income Taxes

The Company elected to be treated as a RIC under subchapter M of the Code beginning with its taxable year ended December 31, 2016, currently qualifies as a RIC, and intends to qualify annually for the tax treatment applicable to RICs. A RIC generally is not subject to U.S. federal income taxes on distributed income and gains so long as it meets certain source-of-income and asset diversification requirements and it distributes at least 90% of its net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any, to its stockholders. So long as the Company maintains its status as a RIC, it generally will not be subject to U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company. The Company intends to make sufficient distributions to maintain its RIC status each taxable year and it does not anticipate paying any material U.S. federal income taxes in the future.

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% nondeductible excise tax on such income, as required. If the Company determines that the estimated current year taxable income will exceed the estimated dividend distributions for the current year from such income, the Company accrues excise tax on estimated excess taxable income as such taxable income is earned. Differences between taxable income and net increase in net assets resulting from operations either can be temporary, meaning they will reverse in the future, or permanent. In accordance with ASC 946, permanent tax differences are reclassified from accumulated undistributed earnings to paid-in-capital at the end of each year and have no impact on total net assets. For more information, refer to "Note 10 – Income Taxes."

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted-average number of common shares outstanding for the period presented. For the years ended December 31, 2025, 2024, and 2023, basic and diluted earnings (loss) per share of common stock were the same because there were no potentially dilutive securities outstanding. Per share data is based on the weighted-average shares outstanding.

Comprehensive Income

The Company reports all changes in comprehensive income in the Consolidated Statements of Operations. The Company did not have any other comprehensive income in 2025, 2024, or 2023. The Company’s comprehensive income is equal to its "Net increase (decrease) in net assets resulting from operations" on the Consolidated Statements of Operations.

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

Repurchases of Common Stock

Prior to December 31, 2024, the Company reported repurchases of common stock as a separate financial statement line item labeled as "Treasury stock" within "Total net assets" on the Consolidated Statements of Assets and Liabilities and Consolidated Statements of Changes in Net Assets, and labeled any related activity as "Acquisition of treasury stock" on the Consolidated Statements of Changes in Net Assets and Consolidated Statements of Cash Flows. As of and for the year ended December 31, 2024, as required under Maryland law, any shares repurchased by the Company are to be returned to unissued common shares and amounts repurchased are presented as a deduction from "Common stock, par value" and "Additional paid-in capital." The prior period activity has been reclassified during the year ended December 31, 2024 as a "Reclassification of share repurchases" within the Statement of Changes in Net Assets.

Recently Issued Accounting Pronouncements

On December 8, 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements ("ASU 2025-11"), which amends the guidance in Topic 270 to clarify and enhance certain interim reporting requirements, including improvements intended to increase consistency in the application of interim disclosure and recognition guidance. The amendments are designed to simplify the preparation of interim consolidated financial statements and improve the transparency of interim reporting. The guidance in ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. The Company plans to adopt the pronouncement for our fiscal year beginning January 1, 2029 and is currently evaluating the potential effect that the standard will have on our consolidated financial statements and related disclosures.

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

Note 3 – Related Party Agreements and Transactions

Advisory Agreement

On May 27, 2021, the Company entered into its Second Amended and Restated Investment Advisory Agreement with the Adviser. On January 30, 2025, in connection with the closing of the BCP Transaction, the Company entered into its Third Amended and Restated Investment Advisory Agreement (the “Advisory Agreement”) with the Adviser. Although the ownership of RGC changed in connection with the completion of the BCP Transaction, the management of RGC did not change, nor did the terms of the Advisory Agreement compared to the Second Amended and Restated Advisory Agreement.

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

Base Management Fee

The base management fee is payable on the first day of each calendar quarter and is calculated on the Company's gross assets which, for purposes of the Advisory Agreement, is defined as the Company’s average daily gross assets, including assets purchased with borrowed funds or other forms of leverage, as of the end of the most recently completed fiscal quarter. The base management fee will be an amount equal to 0.375% (1.50% annualized) of the Company’s average daily gross assets during the most recently completed calendar quarter, so long as the aggregate amount of the Company’s gross assets as of the end of the most recently completed calendar quarter is equal to or greater than $1.0 billion. If the aggregate amount of the Company’s gross assets as of the end of the most recently completed calendar quarter is less than $1.0 billion but equal to or greater than $500.0 million, the base management fee will be an amount equal to 0.40% (1.60% annualized) of the Company’s average daily gross assets during the most recently completed calendar quarter. If the aggregate amount of the Company’s gross assets as of the end of the most recently completed calendar quarter is less than $500.0 million, the base management fee will be an amount equal to 0.4375% (1.75% annualized) of the Company’s average daily gross assets during the most recently completed calendar quarter.

For the year ended December 31, 2025, RGC earned base management fees at a rate of 1.50% per annum, amounting to $15.7 million. During the quarter ended September 30, 2025, the Company’s average daily gross assets temporarily declined below $1.0 billion, which resulted in an increase to the quarterly base management fee rate from 0.375% to 0.40%. With the approval of RGC’s Board of Managers, RGC voluntarily waived the incremental base management fee otherwise payable for that period. The waiver was not subject to recoupment and did not amend the terms of the Advisory Agreement. The total base management fees waived for the quarter ended December 31, 2025 were approximately $253.8 thousand. For the year ended December 31, 2024, RGC earned base management fees at a rate of 1.50% per annum, amounting to $15.7 million. For the year ended December 31, 2023, RGC earned base management fees at a rate of 1.50% per annum, amounting to $16.7 million. As the Company pays management fees at the beginning of each respective quarter, there were no management fees payable as of December 31, 2025 and December 31, 2024.

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

For the year ended December 31, 2025, RGC earned incentive fees of $14.5 million, $12.4 million of which was payable in cash, and $2.1 million was accrued and generated from deferred interest. For the year ended December 31, 2024, RGC earned incentive fees of $14.6 million, $13.6 million of which was payable in cash, and $1.0 million was accrued and generated from deferred interest. For the year ended December 31, 2023, RGC earned incentive fees of $19.0 million, $14.9 million of which was payable in cash, and $4.1 million was accrued and generated from deferred interest. All incentive fees accrued and generated from deferred interest (i.e., PIK and certain ETP accretion) are not payable until receipt of associated cash by the Company, at which time the incentive fees are recategorized from deferred incentive fees payable to cash incentive fees payable. All figures presented for the years ended December 31, 2025, December 31, 2024 and December 31, 2023 are net of such recategorizations during the respective period.

As of December 31, 2025, $2.2 million of incentive fees was payable in cash and $12.2 million was deferred incentive fees payable, both of which are included in "Incentive fees payable" on the Statements of Assets and Liabilities. As of December 31, 2024, $4.0 million of incentive fees payable was payable in cash, and $10.1 million was deferred incentive fees payable, both of which are included in "Incentive fees payable" on the Consolidated Statements of Assets and Liabilities.

The capital gains incentive fee consists of fees related to realized gains and losses and unrealized capital losses. As of December 31, 2025, December 31, 2024 and December 31, 2023, there were no capital gains incentive fee accrued, earned or payable to RGC under the Advisory Agreement.

Administration Agreement

The Company reimburses the Administrator for the allocable portion of overhead expenses incurred by the Administrator in performing its obligations under the amended and restated administration agreement with the Administrator (the "Administration Agreement"), including furnishing the Company with office facilities, equipment and clerical, bookkeeping and recordkeeping services at such facilities, as well as providing other administrative services. In addition, the Company reimburses the Administrator for the fees and expenses associated with performing compliance functions, and the Company’s allocable portion of the compensation of the Company’s Chief Financial Officer, Chief Compliance Officer and their respective support staff, as well as any expenses paid by the Administrator on the Company's behalf.

For the year ended December 31, 2025, the Company incurred $2.6 million of Administration Agreement expenses, of which $0.7 million was a third-party administrator expense and $1.9 million was overhead allocation expense. For the year ended December 31, 2024, the Company incurred $2.0 million of Administration Agreement expenses, of which $0.7 million was a third-party administrator expense and $1.3 million was overhead allocation expense. For the year ended December 31, 2023, the Company incurred $2.1 million of Administration Agreement expenses, of which $0.8 million was a third-party administrator expense and $1.3 million was overhead allocation expense. All Administration Agreement expenses are recorded as "Administration Agreement expenses" on the Consolidated Statements of Operations.

As of December 31, 2025, the Company had accrued a net payable to the Administrator of $0.6 million and a payable to the third-party administrator of $0.3 million. As of December 31, 2024, the Company had accrued a net payable to the Administrator of $0.3 million and a payable to the third-party administrator of $0.2 million. As of December 31, 2023, the Company had accrued a net payable to the Administrator of $0.4 million and a payable to the third-party administrator of $0.2 million. All payables related to the Administration Agreement are recorded within "Accrued expenses and other liabilities" on the Consolidated Statements of Assets and Liabilities.

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

Runway-Cadma I LLC

In March 2024, the Company entered into a joint venture agreement with Cadma to create and co-manage Runway-Cadma I LLC, also referred to as the JV. The JV entered into a senior secured revolving credit facility with Apollo Capital Management, L.P ("Apollo Credit Facility"), which provided the JV with a $40.0 million commitment, subject to borrowing base requirements. The Apollo Credit Facility is non-recourse to the Company and bears interest at three-month SOFR plus 4.15%. As of December 31, 2025, the JV has not drawn on the available commitment in the Apollo Credit Facility.

During the year ended December 31, 2025, the Company and Cadma each contributed $6.7 million of equity capital to the JV. During the year ended December 31, 2024, the Company and Cadma each contributed $5.6 million, respectively, of equity capital to the JV. The Company had no payables or receivables due between the Company and the JV as of December 31, 2025 and December 31, 2024, respectively.

As of December 31, 2025 and December 31, 2024 , the fair value of the Company's equity interest in the JV was $13.3 million and $5.7 million, respectively. As of December 31, 2025 and December 31, 2024, the JV had the following contributed capital and unfunded commitments from its members (in thousands):

	As of December 31, 2025	As of December 31, 2024
Total contributed capital by Runway Growth Finance Corp.	$12,283	$5,600
Total contributed capital by all members	24,565	11,200
Total unfunded commitments by Runway Growth Finance Corp.	22,718	29,400
Total unfunded commitments by all members	45,435	58,800

As of December 31, 2025, the JV had two debt investments with an aggregate fair value of $23.8 million and two warrant investments with an aggregate fair value of $0.2 million. As of December 31, 2024, the JV had one debt investment with a fair value of $10.2 million and one warrant investment with a fair value of $0.1 million.

Relationship with Oaktree Capital Management, L.P. and OCM Growth Holdings

In December 2016, the Company and RGC entered into a strategic relationship with Oaktree Capital Management, L.P. ("Oaktree"). In connection with the relationship, OCM Growth Holdings ("OCM Growth"), an affiliate of Oaktree, purchased an aggregate of 14,571,334 shares of the Company's common stock for an aggregate purchase price of $219.3 million in the Company's initial private offering and second private offering. As of December 31, 2025, OCM Growth owned 7,029,668 shares of the Company's common stock, or 19.5% of the Company's outstanding shares.

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

The Company’s affiliate and control investments as of December 31, 2025, along with the transactions during the year ended December 31, 2025, are as follows (in thousands):

		For the Year Ended December 31, 2025
Portfolio Company	Investment Description	Investment Income Earned 2025	Fair Value as of December 31, 2024	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Gain (Loss)	Fair Value as of December 31, 2025(3)
Affiliate Investments
Debt Investments
Gynesonics, Inc. - Senior Secured	SOFR+8.75%, 8.00% ceiling, 5.00% ETP, due 11/30/2026	$902	$27,217	$-	$(26,235)	$-	$(982)	$-
Total Debt Investments		902	27,217	-	(26,235)	-	(982)	-

Equity Investments
Coginiti Corp	Common Stock	-	-	-	-	-	-	-
Gynesonics, Inc.	Series A-2 Preferred Stock	-	25,000	-	(25,000)	-	-	-
	Series A-1 Preferred Stock	-	12,355	-	(12,355)	9,255	(9,255)	-
Total Equity Investments		-	37,355	-	(37,355)	9,255	(9,255)	-

Warrants
Coginiti Corp	Common Stock	-	-	-	-	-	-	-
Gynesonics, Inc.	Success fee	-	-	-	-	(312)	312	-
Total Warrants		-	-	-	-	(312)	312	-
Total Affiliate Investments		$902	$64,572	$-	$(63,590)	$8,943	$(9,925)	$-

Control Investments
Equity Investments
Pivot3, Inc.	100% Equity Interest	-	1,198	-	-	-	295	1,493
Runway-Cadma I LLC	50% Equity Interest	-	5,742	6,683	-	-	828	13,253
Total Equity Investments		-	6,940	6,683	-	-	1,123	14,746
Total Control Investments		$-	$6,940	$6,683	$-	$-	$1,123	$14,746

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
(3)
All affiliate and control investments, which as of December 31, 2025 represented 3.04% of the Company’s net assets, may be deemed to be restricted securities under the Securities Act, and were valued at fair value as determined in good faith by the Company’s Board of Directors.

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

Portfolio Composition

The following table shows the fair value of the Company's portfolio of investments by geographic region as of December 31, 2025 and December 31, 2024 (in thousands):

	December 31, 2025		December 31, 2024
Geographic Region	Investments at Fair Value	Percentage of Net Assets	Investments at Fair Value	Percentage of Net Assets
United States
Western United States	$329,514	67.95%	$431,567	83.83%
Northeastern United States	171,308	35.32	264,780	51.43
Midwestern United States	156,397	32.25	146,963	28.54
Northwestern United States	74,198	15.30	72,414	14.06
South Central United States	41,413	8.54	40,136	7.80
Southeastern United States	21,590	4.45	20,932	4.07
Runway-Cadma I LLC(1)	13,253	2.73	5,742	1.12
Total United States	807,673	166.54	982,534	190.85

Germany	67,665	13.95	34,163	6.64
United Kingdom	34,415	7.10	28,360	5.51
Netherlands	17,525	3.61	17,203	3.34
Canada	124	0.03	14,580	2.83
Total	$927,402	191.23%	$1,076,840	209.17%
(1)
Runway-Cadma I LLC is a joint venture between the Company and Cadma. This entity invests in secured loans to growth-stage companies that have been originated by the Company. See "Note 2 – Summary of Significant Accounting Policies" for further discussion.

Effective June 30, 2025, the Company transitioned from an internal industry classification system to the Global Industry Classification Standard ("GICS"). The following table shows the fair value of the Company's portfolio of investments by GICS industry as of December 31, 2025 (in thousands):

	December 31, 2025
Industry	Investments at Fair Value	Percentage of Net Assets
Application Software	$226,692	46.74%
Health Care Equipment & Services	122,997	25.36
Commercial & Professional Services	115,268	23.77
Systems Software	97,823	20.17
Financial Services	83,915	17.31
Technology Hardware & Equipment	72,922	15.03
Consumer Staples Distribution & Retail	47,813	9.86
Insurance	44,831	9.25
Household & Personal Products	39,777	8.20
Media & Entertainment	30,297	6.25
Multi-Sector Holdings(1)	23,222	4.79
Consumer Services	19,851	4.09
Pharmaceuticals, Biotechnology & Life Sciences	1,994	0.41
Total	$927,402	191.23%
(1)
Multi-Sector Holdings includes the Company's investment in Runway-Cadma I LLC, a joint venture between the Company and Cadma. This entity invests in secured loans to growth-stage companies that have been originated by the Company. See "Note 2 – Summary of Significant Accounting Policies" for further discussion.

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
(1)
Multi-Sector Holdings includes the Company's investment in Runway-Cadma I LLC, a joint venture between the Company and Cadma. This entity invests in secured loans to growth-stage companies that have been originated by the Company. See "Note 2 – Summary of Significant Accounting Policies" for further discussion.

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

For the year ended December 31, 2025, the Company had a net realized loss of $2.1 million and a net unrealized gain of $1.4 million from its investments in warrants. For the year ended December 31, 2024, the Company had a net realized gain of $1.6 million and a net unrealized loss of $2.6 million from its investments in warrants. For the year ended December 31, 2023, the Company had a net realized loss of $1.4 million and a net unrealized loss of $5.2 million from its investments in warrants. Realized gains and losses from warrants are included in the respective control, affiliate, or non-control/non-affiliate "Net realized gain (loss)" on the Consolidated Statements of Operations. Unrealized gains and losses from investments in warrants are included in the respective control, affiliate, or non-control/non-affiliate "Net change in unrealized gain (loss)" on the Consolidated Statements of Operations.

The following table shows the Company's outstanding foreign currency forward contracts as of and for the year ended December 31, 2025 (in thousands):

Foreign Currency	Counterparty	Maturity Date	Notional Amount to be Sold (£)	Notional Amount to be Purchased ($)	Unrealized Gain (Loss) ($)
British Pound Sterling (GBP)	Canadian Imperial Bank of Commerce	5/14/2026	21,964	28,873	(711)
Total					$(711)

There were no foreign currency forward contracts as of December 31, 2024.

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by either party. The Company’s unrealized loss on derivative instruments is reported as "Foreign currency forward contracts" on the Consolidated Statements of Assets and Liabilities. The following table presents the Company’s liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of December 31, 2025:

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged	Cash Collateral Pledged	Net Amount of Derivative Liabilities (1)
Canadian Imperial Bank of Commerce	$(711)	$-	$-	$-	$(711)
Total	$(711)	$-	$-	$-	$(711)
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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of December 31, 2025 and 2024 (in thousands):

	Level 1	Level 2	Level 3	Measured at Net Asset Value(1)	Total
As of December 31, 2025
Portfolio Investments
Senior Secured Loans	$-	$-	$853,893	$-	$853,893
Second Lien Loans	-	-	6,434	-	6,434
Preferred Stock/Units	-	-	36,264	-	36,264
Common Stock/Units	42	-	18	-	60
Equity Interest	-	-	1,493	13,253	14,746
Warrants	-	423	15,582	-	16,005
Total Portfolio Investments	42	423	913,684	13,253	927,402
Cash equivalents	2,849	-	-	-	2,849
Foreign Currency Forward Contract	-	(711)	-	-	(711)
Total	$2,891	$(288)	$913,684	$13,253	$929,540

As of December 31, 2024
Portfolio Investments
Senior Secured Loans	$-	$-	$950,092	$-	$950,092
Second Lien Loans	-	-	20,152	-	20,152
Preferred Stock/Units	9,181	-	73,460	-	82,641
Common Stock/Units	2,817	-	16	-	2,833
Equity Interest	-	-	1,198	5,742	6,940
Warrants	-	430	13,752	-	14,182
Total Portfolio Investments	11,998	430	1,058,670	5,742	1,076,840
Cash equivalents	4,026	-	-	-	4,026
Total	$16,024	$430	$1,058,670	$5,742	$1,080,866

(1)
In accordance with ASC 820, the Company's equity investment in Runway-Cadma I LLC is measured using the net asset value as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy.

The Company transfers investments in and out of Levels 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the year ended December 31, 2025, the Company's preferred stock investment in CareCloud, Inc., valued at $9.2 million at the beginning of the reporting period, was reclassified from Level 1 to Level 3 due to delisting from the NASDAQ stock exchange. During the year ended December 31, 2024, the Company had warrant investments in portfolio companies that went public, resulting in asset transfers out of Level 3 and into Level 2 at the fair value of approximately $50 thousand.

The following table presents a rollforward of Level 3 assets measured at fair value as of December 31, 2025 (in thousands):

	Senior Secured Loans	Second Lien Loans	Convertible Notes	Preferred Stock/Units	Common Stock/Units	Equity Interest	Warrants	Total
Fair value at December 31, 2024	$950,092	$20,152	$-	$73,460	$16	$1,198	$13,752	$1,058,670
Transfers in (out) of Level 3	-	-	-	9,181	-	-	-	9,181
Purchases of investments(1)	137,068	-	1,000	2,773	-	-	2,734	143,575
PIK interest	14,775	879	-	-	-	-	-	15,654
Sales or prepayments of investments(1)	(232,690)	(14,711)	(1,000)	(37,355)	-	-	(273)	(286,029)
Scheduled principal repayments of investments	(11,608)	-	-	-	-	-	-	(11,608)
Amortization of fixed income premiums or accretion of discounts and ETP	5,510	(216)	-	-	-	-	-	5,294
Net realized gain (loss)	(1,501)	-	-	9,256	-	-	(1,888)	5,867
Net change in unrealized gain (loss)	(7,753)	330	-	(21,051)	2	295	1,257	(26,920)
Fair value at December 31, 2025	$853,893	$6,434	$-	$36,264	$18	$1,493	$15,582	$913,684
Net change in unrealized gain (loss) on Level 3 investments still held as of December 31, 2025	$(5,988)	$36	$-	$(11,795)	$2	$295	$(115)	$(17,565)

(1)
Net of reorganization and restructuring of investments.

The following table presents a rollforward of Level 3 assets measured at fair value as of December 31, 2024 (in thousands):

	Senior Secured Loans	Second Lien Loans	Convertible Notes	Preferred Stock/Units	Common Stock/Units	Equity Interest	Warrants	Total
Fair value at December 31, 2023	$964,099	$14,399	$1,357	$26,285	$872	$950	$12,838	$1,020,800
Transfers in (out) of Level 3	-	-	-	-	-	-	(51)	(51)
Purchases of investments(1)	201,613	5,737	339	36,644	-	-	3,832	248,165
PIK interest	11,974	291	-	-	-	-	-	12,265
Sales or prepayments of investments	(224,364)	-	-	-	-	-	(2,033)	(226,397)
Scheduled repayments of investments	(4,780)	-	-	-	-	-	-	(4,780)
Amortization of fixed income premiums or accretion of discounts and ETP	6,654	139	-	-	-	-	-	6,793
Net realized gain (loss)	(2,890)	-	(1,696)	-	-	-	1,647	(2,939)
Net change in unrealized gain (loss)	(2,214)	(414)	-	10,531	(856)	248	(2,481)	4,814
Fair Value at December 31, 2024	$950,092	$20,152	$-	$73,460	$16	$1,198	$13,752	$1,058,670
Net change in unrealized gain (loss) on Level 3 investments still held as of December 31, 2024	$(2,726)	$(414)	$-	$10,531	$(856)	$248	$(2,059)	$4,724

(1)
Net of reorganization and restructuring of investments.

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2025 (in thousands):

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Senior Secured Loans(1)	$721,579	Discounted Cash Flow Analysis	Discount rate	9.3% - 26.0% (14.6%)
			Origination yield	10.2% - 19.1% (13.7%)
			Revenue multiples	0.77x - 8.27x (3.58x)
	132,314	PWERM	Discount rate	13.6% - 46.2% (25.4%)
			Origination yield	12.7% - 29.9% (15.8%)
			Revenue multiples	0.28x - 121.39x (15.20x)
Second Lien Loans(1)	6,434	Discounted Cash Flow Analysis	Discount rate	20.5% - 20.5% (20.5%)
			Origination yield	18.4% - 18.4% (18.4%)
			Revenue Multiples	2.88x - 2.88x (2.88x)
Preferred Stock/Units	35,781	Current Value Method (5)	Risk-free interest rate	3.5% - 3.5% (3.5%)
			Average industry volatility	50.0% - 80.0% (58.1%)
			Estimated time to exit	2.0 - 3.0 (2.7 years)
	483	Option Pricing Model	Risk-free interest rate	3.5% - 3.6% (3.5%)
			Average industry volatility	35.0% - 55.0% (46.2%)
			Estimated time to exit	2.5 - 3.7 (2.7 years)
			Revenue multiples	2.73x - 2.88x (2.73x)
Common Stock/Units	18	Option Pricing Model	Risk-free interest rate	3.5% - 3.5% (3.5%)
			Average industry volatility	55.0% - 55.0% (55.0%)
			Estimated time to exit	3.0 - 3.0 (3.0 years)
Equity Interest	1,493	PWERM (4)	N/A	N/A
Warrants(2)	12,000	Option Pricing Model	Risk-free interest rate	3.5% - 3.6% (3.5%)
			Average industry volatility	25.0% - 90.0% (51.0%)
			Estimated time to exit	0.5 - 5.0 (2.9 years)
			Revenue multiples	2.08x - 121.39x (3.82x)
	3,582	PWERM (3)	N/A	N/A

Total Level 3 Investments	$913,684
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
(2)
The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are inputs used in the OPM, which include industry volatility, risk free interest rate and estimated time to exit. The Equity Allocation model and the Black Scholes model were the main OPMs used during the year ended December 31, 2025. PWERM and other techniques were used as determined appropriate. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. However, a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase (decrease) in the unobservable inputs. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.
(3)
Warrant investments using a PWERM valuation technique contain success fees, in which case the inputs are not applicable because the nature of a success fee is a fixed payout dependent on certain liquidation events.
(4)
Investment valued using a PWERM valuation technique and includes inputs that are based on scenario analysis specific to the asset recovery of such investment.
(5)
Investment valued using the Current Value Method, which may include a Waterfall valuation technique or be based on the redemption value of preferred shares. In the case of the JobGet Holdings, Inc. valuation, the inputs applied are based on an option pricing model that was utilized to value the shares that JobGet Holdings, Inc. owns in JobGet, Inc. In the case of a redemption value technique, inputs may be utilized in order to calculate a DLOM.

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
(2)
The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are inputs used in the OPM, which include industry volatility, risk free interest rate and estimated time to exit. The Equity Allocation model and the Black Scholes model were the main OPMs used during the year ended December 31, 2024. PWERM and other techniques were used as determined appropriate. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. However, a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase (decrease) in the unobservable inputs. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.
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

Fair Value of Financial Instruments Reported at Cost

The Company records its debt at amortized cost on the Consolidated Statements of Assets and Liabilities. The fair value of the Company’s Credit Facility, April 2026 Notes, December 2026 Notes, August 2027 Notes, and April 2028 Notes (each defined in "Note 7 – Borrowings") are estimated using Level 3 inputs, which involves discounting the remaining payments based on comparable market rates for similar instruments as of the measurement date. The July 2027 Notes and December 2027 Notes are publicly traded on NASDAQ and are valued using Level 1 inputs, reflecting the most recent market prices of $25.24 and $25.24 per share as of December 31, 2025, respectively. As of December 31, 2024, the market prices were $24.88 and $25.10 per share, respectively.

The following table provides additional information about the approximate fair value and level in the fair value hierarchy of the Company’s outstanding borrowings as of December 31, 2025 and December 31, 2024 (in thousands):

		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total
As of December 31, 2025
Credit Facility	$168,783	$-	$-	$179,962	$179,962
April 2026 Notes	24,962	-	-	25,528	25,528
July 2027 Notes	79,649	81,272	-	-	81,272
December 2027 Notes	51,030	52,247	-	-	52,247
April 2028 Notes	106,696	-	-	93,848	93,848
Total	$431,120	$133,519	$-	$299,338	$432,857

As of December 31, 2024
Credit Facility	$308,449	$-	$-	$321,785	$321,785
April 2026 Notes	24,839	-	-	25,616	25,616
December 2026 Notes	69,630	-	-	65,512	65,512
July 2027 Notes	79,116	80,114	-	-	80,114
August 2027 Notes	19,628	-	-	20,054	20,054
December 2027 Notes	50,670	51,957	-	-	51,957
Total	$552,332	$132,071	$-	$432,967	$565,038

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

In the event that a portfolio company completely fails to perform according to the terms of their loan agreement, the amount of loss due to credit risk from the Company's investments would equal the sum of the Company’s recorded investments in the portfolio company and the portion of unfunded commitments currently eligible to be drawn. Refer to "Note 8 – Commitments, Contingencies, and Off-Balance Sheet Arrangements" for a summary of the aggregate balance of unfunded commitments as of December 31, 2025. The Company predominantly collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property.

As of December 31, 2025 and December 31, 2024, the Company’s five largest debt investments in portfolio companies represented 29.7% and 28.8% respectively, of the total fair value of the Company’s debt investments in portfolio companies. As of December 31, 2025 and December 31, 2024, the Company had debt investments in 17 and 20 portfolio companies, respectively, that represented 5% or more of the Company’s net assets.

Note 7 – Borrowings

The following table shows the Company's borrowings as of December 31, 2025 and December 31, 2024 (in thousands):

	Total Commitment	Face Value	DFC	Carrying Value
As of December 31, 2025
Credit Facility	$550,000	$173,000	$(4,217)	$168,783
April 2026 Notes	25,000	25,000	(38)	24,962
July 2027 Notes	80,500	80,500	(851)	79,649
December 2027 Notes	51,750	51,750	(720)	51,030
April 2028 Notes	107,000	107,000	(304)	106,696
Total	$814,250	$437,250	$(6,130)	$431,120

As of December 31, 2024
Credit Facility	$550,000	$311,000	$(2,551)	$308,449
April 2026 Notes	25,000	25,000	(161)	24,839
December 2026 Notes	70,000	70,000	(370)	69,630
July 2027 Notes	80,500	80,500	(1,384)	79,116
August 2027 Notes	20,000	20,000	(372)	19,628
December 2027 Notes	51,750	51,750	(1,080)	50,670
Total	$797,250	$558,250	$(5,918)	$552,332

For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, the components of interest expense, amortization of deferred financing costs, unused fees on the Credit Facility (as defined below), and any other costs associated with the Company's borrowings were as follows (in thousands):

	Interest Expense	Amortization of DFC	Unused Facility and Other Fees (1)	Total Interest and Other Debt Financing Expenses	Weighted Average Cost of Debt
Year Ended December 31, 2025
Credit Facility	$17,563	$1,451	$2,413	$21,427	9.07%
April 2026 Notes	2,135	137	-	2,272	9.09
December 2026 Notes	802	273	-	1,075	5.78
July 2027 Notes	6,038	585	-	6,623	8.23
August 2027 Notes	377	372	-	749	14.09
December 2027 Notes	4,140	396	-	4,536	8.77
April 2028 Notes	5,893	98	-	5,991	7.60
Total	$36,948	$3,312	$2,413	$42,673	8.60%

Year Ended December 31, 2024
Credit Facility	$21,639	$1,953	$2,479	$26,071	10.06%
April 2026 Notes	2,135	137	-	2,272	9.09
December 2026 Notes	2,975	220	-	3,195	4.56
July 2027 Notes	6,038	579	-	6,617	8.22
August 2027 Notes	1,400	139	-	1,539	7.70
December 2027 Notes	4,140	392	-	4,532	8.76
Total	$38,327	$3,420	$2,479	$44,226	8.73%

Year Ended December 31, 2023
Credit Facility	$22,559	$1,664	$1,474	$25,697	9.24%
April 2026 Notes	1,530	87	-	1,617	8.98
December 2026 Notes	2,975	210	-	3,185	4.55
July 2027 Notes	6,038	557	-	6,595	8.19
August 2027 Notes	1,400	142	-	1,542	7.71
December 2027 Notes	4,140	367	-	4,507	8.71
Total	$38,642	$3,027	$1,474	$43,143	8.32%
(1)
Unused facility and other fees for the year ended December 31, 2024 include supplemental fees of 0.5 million, which were predominantly incurred in the first half of 2024 and were nonrecurring in nature.

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

As of December 31, 2025, the Company had $550.0 million in total commitments available under the Credit Facility. The availability period under the Credit Facility expires on March 18, 2028 and is followed by a one-year amortization period. The stated maturity date under the Credit Facility is March 18, 2029, unless extended.

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

For the years ended December 31, 2025 and December 31, 2024, the weighted average outstanding principal balance was $236.2 million and $259.1 million, respectively, and the weighted average effective interest rate was 7.42% and 8.35%, respectively.

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

Aggregate costs in connection with the December 2026 Notes issuance were $1.0 million, and were capitalized and deferred. As of December 31, 2024, deferred financing costs related to the December 2026 Notes were $0.4 million, of which $0.3 million were expensed during the year ended December 31, 2025 and $0.1 million were transferred to deferred financing costs of the April 2028 Notes, as defined below.

April 2026 Notes

The April 2026 Notes bear an interest rate of 8.54% per year and are due on April 13, 2026, unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the April 2026 Notes is due semiannually in arrears on April 13 and October 13 of each year.

Aggregate costs in connection with the April 2026 Notes issuance were $0.4 million, and were capitalized and deferred. As of December 31, 2025 and December 31, 2024, deferred financing costs related to the April 2026 Notes were $38.4 thousand and $0.2 million, respectively. Refer to "Note 13 – Subsequent Events" for more information.

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

Aggregate costs in connection with the July 2027 Notes issuance, including the underwriter’s discount and commissions, were $2.8 million, and were capitalized and deferred. As of December 31, 2025 and December 31, 2024, deferred financing costs related to the July 2027 Notes were $0.9 million and $1.4 million, respectively. Refer to "Note 13 – Subsequent Events" for more information.

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

Aggregate costs in connection with the August 2027 Notes issuance were $0.7 million, and were capitalized and deferred. As of December 31, 2024, deferred financing costs related to the August 2027 Notes were $0.4 million, which were fully expensed upon repayment of the notes.

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

Aggregate costs in connection with the December 2027 Notes issuance, including the underwriter's discount and commissions, were $1.9 million, and were capitalized and deferred. As of December 31, 2025 and December 31, 2024, deferred financing costs related to the December 2027 Notes were $0.7 million and $1.1 million, respectively. Refer to "Note 13 – Subsequent Events" for more information.

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

Aggregate costs in connection with the April 2028 Notes issuance were $0.4 million, and were capitalized and deferred. As of December 31, 2025, deferred financing costs related to the April 2028 Notes were $0.3 million.

Senior Securities

Information about the Company’s senior securities is shown in the following table for the fiscal years ended December 31, 2025, 2024, 2023, 2022, 2021, 2020, 2019 and 2018 (in thousands). No senior securities were outstanding for the fiscal years ended December 31, 2017 and prior.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
2028 Notes
December 31, 2025	$107,000	$5,532	-	N/A

2027 Notes
December 31, 2025	$132,250	$4,667	-	N/A
December 31, 2024	152,250	4,382	-	N/A
December 31, 2023	152,250	4,593	-	N/A
December 31, 2022	152,250	4,784	-	N/A

2026 Notes
December 31, 2025	$25,000	$20,399	-	N/A
December 31, 2024	95,000	6,420	-	N/A
December 31, 2023	95,000	6,759	-	N/A
December 31, 2022	70,000	9,229	-	N/A
December 31, 2021	20,000	31,310	-	N/A

Credit Facility
December 31, 2025	$173,000	$3,803	-	N/A
December 31, 2024	311,000	2,656	-	N/A
December 31, 2023	272,000	3,011	-	N/A
December 31, 2022	337,000	2,709	-	N/A
December 31, 2021	61,000	10,938	-	N/A
December 31, 2020	99,000	5,710	-	N/A
December 31, 2019	61,000	7,169	-	N/A

Credit Facility - CIBC (5)
December 31, 2018	$59,500	$3,813	-	N/A

Total
December 31, 2025	$437,250	$2,109	-	N/A
December 31, 2024	558,250	1,922	-	N/A
December 31, 2023	519,250	2,054	-	N/A
December 31, 2022	559,250	2,030	-	N/A
December 31, 2021	81,000	8,484	-	N/A
December 31, 2020	99,000	5,710	-	N/A
December 31, 2019	61,000	7,169	-	N/A
December 31, 2018	59,500	3,813	-	N/A

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
(3)
The amount to which such class of senior security would be entitled upon the Company’s involuntary liquidation in preference to any security junior to it. The " - " in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)
Not applicable because the senior securities are not registered for public trading.
(5)
On June 22, 2018, the Company entered into the Credit Facility with CIBC. On May 31, 2019, in conjunction with securing and entering into the new Credit Facility, the Company terminated the Credit Facility with CIBC.

Note 8 – Commitments, Contingencies, and Off-Balance Sheet Arrangements

Commitments

The following table provides the Company’s contractual obligations as of December 31, 2025 and December 31, 2024 (in thousands):

	Payments Due by Period (1)
	Less than 1 Year	1-3 years	3-5 years	More than 5 Years	Total
As of December 31, 2025
Borrowings (2)
Credit Facility	$-	$-	$173,000	$-	$173,000
2026 Notes	25,000	-	-	-	25,000
2027 Notes	-	132,250	-	-	132,250
2028 Notes	-	107,000	-	-	107,000
Total Borrowings	25,000	239,250	173,000	-	437,250
Deferred Incentive Fees	4,197	5,309	2,659	84	12,249
Foreign Currency Forward Contracts	(711)	-	-	-	(711)
Total	$28,486	$244,559	$175,659	$84	$448,788

As of December 31, 2024
Borrowings (2)
Credit Facility	$-	$311,000	$-	$-	$311,000
2026 Notes	-	95,000	-	-	95,000
2027 Notes	-	152,250	-	-	152,250
Total Borrowings	-	558,250	-	-	558,250
Deferred Incentive Fees	2,584	4,886	2,562	84	10,116
Total	$2,584	$563,136	$2,562	$84	$568,366

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

The Company's unfunded commitments to provide debt and equity financing to its portfolio companies and Runway-Cadma I LLC amounted to $145.5 million and $176.7 million as of December 31, 2025 and December 31, 2024, respectively, shown in the table below (in thousands):

Portfolio Company	Investment Type	December 31, 2025	December 31, 2024
Autobooks, Inc.	Senior Secured Term Loan	$10,400	$-
Blueshift Labs, Inc.	Senior Secured Term Loan	150	-
Bombora, Inc.	Senior Secured Term Loan	500	2,000
CarNow, Inc.	Senior Secured Term Loan	4,000	12,000
Digicert, Inc.	Senior Secured Revolver	673	-
Elevate Services, Inc.	Senior Secured Term Loan	-	14,000
Interactions Corporation	Senior Secured Term Loan	-	10,000
Linxup, LLC	Senior Secured Term Loan	-	7,500
Marley Spoon SE	Senior Secured Term Loan	5,756	-
Marley Spoon SE	Senior Secured Revolver	4,851	-
Onward Medical, N.V.	Senior Secured Term Loan	38,982	38,982
Route 92 Medical, Inc.	Senior Secured Term Loan	20,000	10,000
Runway-Cadma I LLC	Joint Venture	22,718	29,400
SetPoint Medical Corporation	Senior Secured Term Loan	-	20,000
Shepherd Intermediate, LLC (dba FHAS)	Senior Secured Term Loan	2,083	-
Shepherd Intermediate, LLC (dba FHAS)	Senior Secured Revolver	417	-
Shield Therapeutics PLC	Senior Secured Term Loan	18,000	-
Snap! Mobile, Inc.	Senior Secured Term Loan	5,000	5,000
Swing Education, Inc.	Senior Secured Term Loan	2,000	-
Swing Education, Inc.	Senior Secured Revolver	10,000	-
Synack, Inc.	Senior Secured Term Loan	-	22,500
Zinnia Corporate Holdings, LLC	Senior Secured Term Loan	-	5,333
Total unused commitments to extend financing		$145,530	$176,715

The Company may also enter into foreign currency forward contracts to mitigate its exposure to foreign currency fluctuations associated with certain investments denominated in foreign currencies. While these contracts are recognized on the Consolidated Statements of Assets and Liabilities at fair value in accordance with ASC 815, they are also considered off-balance sheet arrangements because they may result in future cash payments or receipts that are not fully reflected in the financial statements as of December 31, 2025. As of December 31, 2025, the Company had outstanding forward currency contracts with a total notional amount of $28.9 million to purchase foreign currencies. For more information on the contracts and related maturities, refer to "Note 4 – Investments." There were no foreign currency forward contracts as of December 31, 2024.

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

On July 30, 2024, the Board of Directors approved a share repurchase program (the "Third Repurchase Program"), under which the Company was authorized to repurchase up to $15.0 million of its outstanding shares of common stock, at management's discretion from time to time in open-market transactions and in accordance with all applicable securities laws and regulations. The Company repurchased 1,199,867 shares in connection with the Third Repurchase Program for an aggregate purchase price of $12.5 million, exhausting the full approved amount of repurchase under the program, and the Third Repurchase Program terminated in accordance with its terms.

On May 7, 2025, the Board of Directors approved a share repurchase program (the "Fourth Repurchase Program"), under which the Company may repurchase up to $25.0 million of its outstanding shares of common stock, at management's discretion from time to time in open-market transactions and in accordance with all applicable securities laws and regulations. If not renewed, the Fourth Repurchase Program will terminate upon the earlier of (i) May 7, 2026 or (ii) the repurchase of $25.0 million of the Company's shares of common stock. From the inception of the Fourth Repurchase Program through December 31, 2025, the Company repurchased 1,213,391 shares for an aggregate purchase price of $12.5 million.

Cumulative repurchases under all four repurchase programs totaled 5,246,541 shares at an aggregate purchase price of $59.3 million.

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

The Company maintains a dividend reinvestment plan for common stockholders. The Dividend Reinvestment Plan is administered by its transfer agent on behalf of the Company's record holders and participating brokerage firms. Brokerage firms and other financial intermediaries may decide not to participate in the Dividend Reinvestment Plan but may provide a similar distribution reinvestment plan for their clients. The share requirements of the Dividend Reinvestment Plan may be satisfied through the issuance of new common shares or through open market purchases of common shares by the Company.

For the year ended December 31, 2025, the Company declared and paid dividends in the amount of $51.4 million, of which $50.4 million was distributed in cash, with the remainder distributed in the form of 104,804 shares of the Company's common stock purchased by the Company in the open market and distributed to stockholders pursuant to the Company’s Dividend Reinvestment Plan. For the year ended December 31, 2024, the Company declared and paid dividends in the amount of $69.9 million, of which $68.7 million was distributed in cash, with the remainder distributed in the form of 96,092 shares of the Company's common stock purchased by the Company in the open market and distributed to stockholders pursuant to the Company’s Dividend Reinvestment Plan. For the year ended December 31, 2023, the Company declared and paid dividends in the amount of $73.3 million, of which $70.8 million was distributed in cash, with the remainder distributed in the form of 204,658 shares of the Company's common stock purchased by the Company in the open market and distributed to stockholders pursuant to the Company’s Dividend Reinvestment Plan.

The following table summarizes the distributions declared and paid for the years ended December 31, 2023, December 31, 2024, and December 31, 2025:

Type	Declaration Date	Record Date	Payment Date	Amount per Share
Quarterly	February 23, 2023	March 7, 2023	March 21, 2023	$0.40
Supplemental	February 23, 2023	March 7, 2023	March 21, 2023	0.05
Quarterly	May 2, 2023	May 15, 2023	May 31, 2023	0.40
Supplemental	May 2, 2023	May 15, 2023	May 31, 2023	0.05
Quarterly	August 1, 2023	August 15, 2023	August 31, 2023	0.40
Supplemental	August 1, 2023	August 15, 2023	August 31, 2023	0.05
Quarterly	November 1, 2023	November 13, 2023	November 28, 2023	0.40
Supplemental	November 1, 2023	November 13, 2023	November 28, 2023	0.06
	Total distribution declared during the year ended December 31, 2023			$1.81
Quarterly	February 1, 2024	February 12, 2024	February 28, 2024	0.40
Supplemental	February 1, 2024	February 12, 2024	February 28, 2024	0.07
Quarterly	April 30, 2024	May 10, 2024	May 24, 2024	0.40
Supplemental	April 30, 2024	May 10, 2024	May 24, 2024	0.07
Quarterly	July 30, 2024	August 12, 2024	August 26, 2024	0.40
Supplemental	July 30, 2024	August 12, 2024	August 26, 2024	0.05
Quarterly	November 5, 2024	November 18, 2024	December 2, 2024	0.40
	Total distribution declared during the year ended December 31, 2024			$1.79
Quarterly	March 20, 2025	March 31, 2025	April 14, 2025	0.33
Supplemental	March 20, 2025	March 31, 2025	April 14, 2025	0.03
Quarterly	May 7, 2025	May 19, 2025	June 3, 2025	0.33
Supplemental	May 7, 2025	May 19, 2025	June 3, 2025	0.02
Quarterly	August 6, 2025	August 18, 2025	September 2, 2025	0.33
Supplemental	August 6, 2025	August 18, 2025	September 2, 2025	0.03
Quarterly	November 5, 2025	November 17, 2025	December 3, 2025	0.33
	Total distribution declared during the year ended December 31, 2025			$1.40

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

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% nondeductible excise tax on such income, as required. If the Company determines that the estimated current year taxable income will exceed the estimated dividend distributions for the current year from such income, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. For the years ended December 31, 2025, 2024, and 2023, the Company recorded an expense of $0.9 million, $0.4 million, and $0.7 million, respectively, for U.S. federal excise tax, which is included in tax expense in the statement of operations. Differences between taxable income and net increase in net assets resulting from operations either can be temporary, meaning they will reverse in the future, or permanent. In accordance with Section 946‑205‑45‑3 of the ASC, permanent tax differences are reclassified from accumulated undistributed earnings to paid-in-capital at the end of each year and have no impact on total net assets.

For the years ended December 31, 2025, December 31, 2024, and December 31, 2023, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to non-deductible excise taxes paid. For the year ended December 31, 2025, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily due to non-deductible excise tax and the change in accounting method for recognition of incentive fees. The reclassified amounts are as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Additional paid-in capital	$(10,996)	$(392)	$(664)
Accumulated undistributed earnings	10,996	392	664

For U.S. federal income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended December 31, 2025, 2024, and 2023 was as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Ordinary income	$51,449	$69,860	$73,322
Long-term capital gain	-	-	-
Return of capital	-	-	-

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized gain (loss) on investments for federal income tax purposes as of and for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2025	2024	2023
Tax cost of investments	$978,163	$1,100,345	$1,105,481
Change in unrealized gain on a tax basis	$29,485	$23,787	$11,239
Change in unrealized loss on a tax basis	(80,958)	(47,292)	(49,711)
Net unrealized gain (loss) on a tax basis	$(51,473)	$(23,505)	$(38,472)

At December 31, 2025, 2024 and 2023, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of debt modifications, as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Undistributed ordinary income	$23,523	$11,747	$17,726
Undistributed capital gains	-	-	-
Capital loss carry forwards	(27,286)	(31,596)	(26,726)
Late year losses	-	-	-
Other accumulated losses	5,336	(142)	(165)
Net unrealized gain (loss) on a tax basis	(51,473)	(23,505)	(38,472)
Accumulated earnings/(deficit) on a tax basis	$(49,900)	$(43,496)	$(47,637)

For tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. Funds are permitted to carry forward capital losses for an indefinite period, and such losses will retain their character as either short-term or long-term capital losses.

For the years ended December 31, 2025, 2024 and 2023, the Company did not utilize any capital loss carryforward to offset realized capital gains.

The Company accounts for income taxes in conformity with ASC Topic 740, Income Taxes ("ASC 740"). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions deemed to meet a "more-likely-than-not" threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as "Tax expense" on the Consolidated Statements of Operations. There were no material uncertain income tax positions at December 31, 2025, December 31, 2024 or December 31, 2023. Although the Company files federal and state tax returns, the Company's major tax jurisdiction is federal. The previous three tax year-ends and the interim tax period since then remain subject to examination by the Internal Revenue Service.

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

If the Company does not qualify to be treated as a RIC for any taxable year, the Company will be taxed as a regular corporation (a "C corporation") under subchapter C of the Code for such taxable year. If the Company has previously qualified as a RIC but is subsequently unable to qualify, and certain amelioration provisions are not applicable, the Company would be subject to U.S. federal income tax on all of its taxable income (including its net capital gains) at the regular corporate rate. The Company would not be able to deduct distributions to stockholders, nor would it be required to make distributions. In order to requalify as a RIC, in addition to the other requirements discussed above, the Company would be required to distribute all of its previously undistributed earnings attributable to the period it failed to qualify as a RIC by the end of the first year that it intends to requalify. If the Company fails to requalify for a period greater than two taxable years, it may be subject to U.S. federal income tax at corporate tax rates on any net built-in gains with respect to certain of its assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if the Company had been liquidated) that it elects to recognize on requalification or when recognized over the next five years.

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

Note 12 – Financial Highlights

The following table sets forth the financial highlights for the years ended December 31, 2016 through 2025 (in thousands, except for per share data and ratios):

	Years Ended December 31,
	2025	2024	2023	2022	2021	2020	2019	2018	2017	2016
Per Share Data(1):
Net asset value at beginning of period	$13.79	$13.50	$14.22	$14.65	$14.84	$14.58	$15.14	$14.66	$10.38	$15.00
Net investment income	1.55	1.64	1.93	1.46	1.30	1.38	1.95	1.26	(0.66)	(83.81)
Net realized gain (loss)	0.08	(0.08)	(0.45)	(0.03)	0.12	(0.19)	0.03	-	-	-
Net change in unrealized gain (loss)	(0.70)	0.33	(0.39)	(0.64)	(0.09)	0.52	(0.50)	-	0.14	(0.01)
Total from investment operations	0.93	1.89	1.09	0.79	1.33	1.71	1.48	1.26	(0.52)	(83.82)

Distributions	(1.40)	(1.79)	(1.81)	(1.26)	(1.33)	(1.49)	(2.20)	(0.75)	-	-
Offering costs	-	-	-	-	(0.21)	-	(0.03)	-	-	-
Accretion (dilution), net (2)	0.10	0.19	-	0.04	0.02	0.04	0.19	(0.03)	4.80	79.20
Net asset value at end of period	$13.42	$13.79	$13.50	$14.22	$14.65	$14.84	$14.58	$15.14	$14.66	$10.38

Ratio/Supplemental Data:
Total return based on net asset value(3)	7.47%	15.41%	7.67%	5.67%	7.68%	12.00%	10.83%	8.39%	41.23%	(30.80)%
Total return based on market value(4)	(5.75)%	1.03%	24.50%	0.23%	N/A	N/A	N/A	N/A	N/A	N/A
Ratio of net investment income to average net assets(5)(6)	11.28%	12.30%	13.62%	10.14%	8.74%	9.44%	12.85%	8.30%	(4.56)%	(595.90)%
Ratio of total operating expenses to average net assets(5)(6)	15.94%	15.60%	14.96%	8.13%	5.23%	4.85%	6.58%	6.42%	12.46%	595.90%
Ratio of total operating expenses, excluding incentive fees, to average net assets(5)	13.07%	12.79%	11.64%	5.90%	3.41%	3.05%	3.64%	5.42%	12.46%	595.90%
Ratio of net increase (decrease) in net assets resulting from operations to average net assets(5)(6)	6.75%	14.20%	7.72%	5.47%	8.97%	11.65%	9.74%	8.34%	(3.56)%	(595.90)%
Portfolio turnover rate(7)	15.11%	22.06%	18.61%	19.17%	52.05%	26.31%	35.72%	14.08%	206.80%	N/A

Per share market value at beginning of period	$10.96	$12.62	$11.59	$12.82	N/A	N/A	N/A	N/A	N/A	N/A
Per share market value at end of period	$8.93	$10.96	$12.62	$11.59	$12.82	N/A	N/A	N/A	N/A	N/A
Net assets at beginning of period	$514,869	$547,071	$576,052	$606,195	$466,244	$376,313	$167,369	$127,040	$3,477	$25
Net assets at end of period	$484,969	$514,869	$547,071	$576,052	$606,195	$466,244	$376,313	$167,369	$127,040	$3,477
Weighted average net assets	$504,625	$518,381	$574,594	$589,669	$508,836	$403,188	$283,774	$141,046	$40,389	$152
Weighted average shares outstanding for the period, basic	36,697,936	38,852,271	40,509,269	40,971,242	34,183,358	27,617,425	18,701,021	9,300,960	2,795,274	10,774

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

Note 13 – Subsequent Events

The Company evaluated events subsequent to December 31, 2025 through March 12, 2026, the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require recognition or disclosure, except as disclosed below.

Distributions

On February 25, 2026, the Board of Directors declared a regular distribution of $0.33 per share for stockholders of record as of March 10, 2026 payable on or before March 24, 2026.

Repayment of April 2026 Notes

The 8.54% Series 2023A Senior Notes due 2026 (the "April 2026 Notes") bore an interest rate of 8.54% per year and were due on April 13, 2026, unless redeemed, purchased or prepaid prior to such date by us or our affiliates in accordance with their terms. The April 2026 Notes were repaid in full on January 21, 2026 and are no longer outstanding. Interest on the April 2026 Notes was due semiannually in arrears on April 13 and October 13 of each year.

Baby Bond Offering 7.25% Notes due 2031

On February 3, 2026, the Company issued and sold $103.25 million in aggregate principal amount of 7.25% interest-bearing unsecured Notes due February 3, 2031 (the "February 2031 Notes") under its shelf Registration Statement on Form N-2. The February 2031 Notes were issued pursuant to the Base Indenture and Third Supplemental Indenture, dated February 3, 2026, between the Company and the Trustee, U.S. Bank Trust Company, National Association.

Interest on the February 2031 Notes will be due quarterly in arrears on March 1, June 1, September 1, and December 1 of each year. The February 2031 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option on or after February 3, 2028, at a redemption price of $25 per February 2031 Notes plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption. The February 2031 Notes are general unsecured obligations of the Company that rank pari passu with the Company's existing and future unsecured, unsubordinated indebtedness.

Redemption of July 2027 Notes and December 2027 Notes

On March 6, 2026, the Company redeemed $40.25 million of the $80.5 million in aggregate principal of the Company’s July 2027 Notes in accordance with the terms of the indenture governing the July 2027 Notes. Additionally, the Company redeemed all of the $51.75 million in aggregate principal of the Company’s December 2027 Notes in accordance with the terms of the indenture governing the December 2027 Notes.

Recent Portfolio Activity

From January 1, 2026 through March 12, 2026, the Company completed $54.3 million of additional debt commitments, of which $5.5 million was funded upon closing, and purchased $2.0 million in equity positions. In addition, the Company funded $5.5 million in unfunded commitments on existing investments. The Company also received $15.0 million in debt prepayments.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2025 was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm due to an exemption for emerging growth companies under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

None.

PART III

We will file a definitive Proxy Statement for our 2026 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, within 120 days after the end of our fiscal year-end, which was December 31, 2025. Accordingly, the information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference herein.

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2025.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2025.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year-end, which was December 31, 2025.

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this annual report on Form 10‑K:

(a) Consolidated Financial Statements

(1)
Consolidated Financial Statements – Refer to Part II, Item 8 of this Form 10‑K, which are filed herewith:

Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit No.	Description
2.1

Agreement and Plan of Merger by and among Runway Growth Finance Corp., RWAY Portfolio Holding Corp., RWAY Portfolio Corp., Runway Growth Capital LLC and SWK Holdings Corporation, dated as of October 9, 2025.(25)

2.2	Key Stockholder Agreement by and among Runway Growth Finance Corp., Black Diamond Offshore Ltd. and Double Black Diamond Offshore Ltd., dated as of October 9, 2025.(25)
3.1	Articles of Amendment and Restatement(1)
3.2	Articles of Amendment(10)
3.3	Second Amended and Restated Bylaws(10)
4.1	Description of Securities(6)
4.2	Indenture, dated July 28, 2022, by and between Runway Growth Finance Corp. and U.S. Bank Trust Company, National Association, as trustee(15)
4.3	First Supplemental Indenture, dated July 28, 2022, by and between Runway Growth Finance Corp. and U.S. Bank Trust Company, National Association, as trustee(15)
4.4	Form of Global Note 7.50% Note Due 2027 (included as part of Exhibit 4.3)(15)
4.5	Third Supplemental Indenture, dated February 3, 2026, by and between Runway Growth Finance Corp. and U.S. Bank Trust Company, National Association, as trustee(26)
4.6	Form of Global Note (included as part of Exhibit 4.5)(26)
9.1	Voting Proxy of OCM Growth Holdings, LLC in favor of Runway Growth Credit Fund Inc.(2)
10.1	Third Amended and Restated Investment Advisory Agreement, dated January 30, 2025, between Runway Growth Credit Fund Inc. and Runway Growth Capital LLC, as the investment adviser.(21)
10.2	Amended and Restated Administration Agreement between Runway Growth Credit Fund Inc. and Runway Administrator Services, LLC, as the administrator(9)
10.3	Stockholder Agreement between Runway Growth Credit Fund Inc. and OCM Growth Holdings, LLC(1)
10.4	Custody Agreement between Runway Growth Credit Fund Inc. and U.S. Bank National Association, as the custodian dated as of December 16, 2016(1)
10.5	First Amendment to Custody Agreement between Runway Growth Finance Corp. and U.S. Bank National Association, as the custodian, dated as of August 3, 2023(18)
10.6	Amended and Restated Dividend Reinvestment Plan,(13)
10.7	Form of Indemnification Agreement(3)
10.8	Trademark License Agreement by and between Runway Growth Capital LLC and the Runway Growth Finance Corp.(12)
10.9	Transfer Agent Agreement by and between American Stock Transfer & Trust Company, LLC and the Registrant(4)
10.10

Credit Agreement, dated as of May 31, 2019, by and among the Company, as borrower, KeyBank National Association, as administrative agent and syndication agent, CIBC Bank USA, as documentation agent, U.S. Bank National Association, as paying agent, the guarantors from time to time party thereto, and the lenders from time to time party thereto.(5)

10.11

First Amendment to Credit Agreement, dated as of November 10, 2020, among the Company, as borrower; the financial institutions party thereto as lenders; KeyBank National Association, as administrative agent and lender; CIBC Bank USA, as documentation agent and lender; and U.S. Bank National Association, as paying agent.(7)

10.12

Second Amendment to Credit Agreement, dated as of December 2, 2020, among the Company, as borrower; the financial institutions party thereto as lenders; KeyBank National Association, as administrative agent and lender; CIBC Bank USA, as documentation agent and lender; MUFG Union Bank, N.A., as co-documentation agent and lender; and U.S. Bank National Association, as paying agent.(8)

10.13

Third Amendment to Credit Agreement, dated as of June 1, 2021, among the Company, as borrower; the financial institutions party thereto as lenders; KeyBank National Association, as administrative agent and lender; CIBC Bank USA, as documentation agent and lender; MUFG Union Bank, N.A., as co-documentation agent and lender; and U.S. Bank National Association, as paying agent(11)

10.14

Fourth Amendment to Credit Agreement, dated as of August 3, 2021, among Runway Growth Credit Fund Inc., as borrower; the financial institutions party thereto as lenders; KeyBank National Association, as administrative agent and lender; CIBC Bank USA, as documentation agent and lender; MUFG Union Bank, N.A. as co-documentation agent and lender; and U.S. Bank National Association, as paying agent(9)

10.15

Fifth Amendment to Credit Agreement, dated as of October 19, 2021, among Runway Growth Finance Corp., as borrower; the financial institutions party thereto as lenders; KeyBank National Association, as administrative agent and lender; CIBC Bank USA, as documentation agent and lender; MUFG Union Bank, N.A. as co-documentation agent and lender; and U.S. Bank National Association, as paying agent(13)

10.16

Amended and Restated Credit Agreement, dated as of April 20, 2022, among Runway Growth Finance Corp., as borrower; the financial institutions party thereto as lenders; KeyBank National Association, as administrative agent and lender; CIBC Bank USA, as documentation agent and lender; MUFG Union Bank, N.A. as co-documentation agent and lender; and U.S. Bank National Association, as paying agent(14)

10.17

Second Amendment to the Amended and Restated Credit Agreement, dated as of January 4, 2023, among Runway Growth Finance Corp., as borrower; the financial institutions parties thereto as lenders; and KeyBank National Association, as administrative agent and lender; CIBC Bank USA, as documentation agent; MUFG Union Bank, Ltd (as successor-in-interest to MUFG Union Bank, N.A.), as documentation agent; and U.S. Bank Trust Company, National Association, as paying agent(17)

10.18

Third Amendment to the Amended and Restated Credit Agreement, dated as of March 24, 2023, among Runway Growth Finance Corp., as borrower, the financial institutions party thereto as lenders, KeyBank National Association, as administrative and lender, CIBC Bank USA, as documentation, MUFG Bank, Ltd. (as successor in interest to MUFG Bank, N.A.), as co-documentation agent, and U.S. Bank Trust Company, National Association, as paying agent(22)

10.19

Fourth Amendment to the Amended and Restated Credit Agreement, dated as of December 4, 2023, among Runway Growth Finance Corp., as borrower, the financial institutions party thereto as lenders, KeyBank National Association, as administrative agent and lender, CIBC Bank USA, as documentation agent, MUFG Bank, Ltd. (as successor in interest to MUFG Union Bank, N.A.), as co-documentation agent, and U.S. Bank Trust Company, National Association, as paying agent(19)

10.20

Joinder Agreement and Facility Amount Increase, dated as of December 4, 2023, among Runway Growth Finance Corp., as borrower, the financial institutions party thereto as lenders, and KeyBank National Association, as administrative agent(19)

10.21

Fifth Amendment to the Amended and Restated Credit Agreement, dated as of November 22, 2024, among Runway Growth Finance Corp., as borrower, the financial institutions party thereto as lenders, KeyBank National Association, as administrative agent and lender, CIBC Bank USA, as documentation agent, MUFG Bank, Ltd. (as successor in interest to MUFG Union Bank, N.A.), as co-documentation agent, and U.S. Bank Trust Company, National Association, as paying agent(22)

10.22

Sixth Amendment to the Amended and Restated Credit Agreement, dated as of March 18, 2025, among Runway Growth Finance Corp., as borrower, the financial institutions party thereto as lenders, KeyBank National Association, as administrative agent and lender, CIBC Bank USA, as documentation agent, MUFG Bank, Ltd. (as successor in interest to MUFG Union Bank, N.A.), as co-documentation agent, and U.S. Bank Trust Company, National Association, as paying agent(23)

10.23

Seventh Amendment to the Amended and Restated Credit Agreement, dated as of December 19, 2025, among Runway Growth Finance Corp., as borrower, the financial institutions party thereto as lenders, KeyBank National Association, as administrative agent and lender, CIBC Bank USA, as documentation agent, MUFG Bank, Ltd. (as successor in interest to MUFG Union Bank, N.A.), as co-documentation agent, and U.S. Bank Trust Company, National Association, as paying agent*

10.24	Note Purchase Agreement by and between the Company and the purchasers party thereto, dated April 7, 2025.(24)
11.1	Computation of Per Share Earnings (Included in the notes to the consolidated financial statements contained in this report)
14.1	Joint Code of Ethics(20)

19.1	Insider Trading Policy and Procedures(23)
21.1	List of Subsidiaries: None
23.1	Consent of RSM US LLP*
23.2	Consent of Deloitte & Touche LLP*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation(23)
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

(1)
Previously filed as an exhibit to the Company’s Current Report on Form 8‑K filed with the SEC on December 19, 2016.
(2)
Previously filed as an exhibit to the Company’s Annual Report on Form 10‑K filed with the SEC on March 29, 2017.
(3)
Previously filed as an exhibit to the Company’s Registration Statement on Form 10 (File No. 000‑55544) filed with the SEC on February 12, 2016.
(4)
Previously filed as an exhibit to the Company’s Current Report on Form 8‑K filed with the SEC on December 28, 2018.
(5)
Previously filed as an exhibit to the Company’s Annual Report on Form 10‑K filed with the SEC on March 28, 2019.
(6)
Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2020.
(7)
Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2020.
(8)
Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2020.
(9)
Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2021.
(10)
Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2021.
(11)
Previously filed as an exhibit to the Company’s Registration Statement on Form N-2 (File No. 333-259824) filed with the SEC on September 27, 2021.
(12)
Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2021.
(13)
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
(18)
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
(22)
Previously filed as an exhibit to the Company’s Registration Statement on Form N-2/A filed with the SEC on March 19, 2025.
(23)
Previously filed as an exhibit to the Company's Annual Report on Form 10-K filed with the SEC on March 20, 2025.
(24)
Previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on April 8, 2025.
(25)
Previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on October 10, 2025.
(26)
Previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on February 3, 2026.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUNWAY GROWTH FINANCE CORP.

Date: March 12, 2026
By:
/s/ R. David Spreng
R. David Spreng
President and Chief Executive Officer
(Principal Executive Officer)

Each person whose signature appears below constitutes and appoints R. David Spreng and Thomas B. Raterman, and each of them, such person’s true and lawful attorney-in-act and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the year ended December 31, 2025, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitutes, may lawfully do or cause to be done hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 12, 2026	By:
/s/ R. David Spreng
R. David Spreng
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 12, 2026	By:
/s/ Thomas B. Raterman
Thomas B. Raterman
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

Date: March 12, 2026	By:
/s/ Ted Goldthorpe
Ted Goldthorpe
Chairman of the Board of Directors

Date: March 12, 2026	By:
/s/ Gary Kovacs
Gary Kovacs
Director

Date: March 12, 2026	By:
/s/ Catherine Frey
Catherine Frey
Director

Date: March 12, 2026	By:

/s/ Julie Persily
Julie Persily
Director

Date: March 12, 2026	By:
/s/ Jennifer Kwon Chou
Jennifer Kwon Chou
Director

Date: March 12, 2026	By:
/s/ Robert Warshauer
Robert Warshauer
Director

Date: March 12, 2026	By:
/s/ Alexander Duka
Alexander Duka
Director