Form 10-Q
period 2026-03-31
Runway Growth Finance Corp.
filed 2026-05-07
CIK 1653384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-01180

Runway Growth Finance Corp.

(Exact name of registrant as specified in its charter)

Maryland	47-5049745
(State of incorporation)	(I.R.S. Employer Identification No.)

205 N. Michigan Ave., Suite 4200
Chicago, IL	60601
(Address of principal executive offices)	(Zip Code)

(312) 698-6902

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share 7.50% Notes due 2027	RWAY RWAYL	Nasdaq Global Select Market LLC Nasdaq Global Select Market LLC
7.25% Notes due 2031	RWAYI	Nasdaq Global Select Market LLC
9.00% Notes due 2027	SWKHL	Nasdaq Global Select Market LLC

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

The issuer had 42,464,546 shares of common stock, $0.01 par value per share, outstanding as of May 5, 2026.

RUNWAY GROWTH FINANCE CORP.

FORM 10‑Q FOR THE QUARTER ENDED March 31, 2026

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

RUNWAY GROWTH FINANCE CORP.

Consolidated Statements of Assets and Liabilities

(In thousands, except share and per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Investments at fair value:
Non-control/non-affiliate investments at fair value (cost of $968,725 and $961,646, respectively)	$873,311	$912,656
Affiliate investments at fair value (cost of $4,551 and $4,551, respectively)	-	-
Control investments at fair value (cost of $12,180 and $13,233, respectively)	13,035	14,746
Total investments at fair value (cost of $985,456 and $979,430, respectively)	886,346	927,402
Cash and cash equivalents	2,312	18,175
Interest and fees receivable	8,540	7,594
Deferred financing costs	3,895	4,217
Other assets	3,833	2,726
Total assets	904,926	960,114

Liabilities
Debt:
Credit facility	180,000	173,000
2026 Notes	-	25,000
2027 Notes	40,250	132,250
2028 Notes	107,000	107,000
2031 Notes	103,250	-
Deferred financing costs	(3,556)	(1,913)
Total debt, less deferred financing costs	426,944	435,337
Incentive fees payable	14,851	14,444
Interest payable	7,199	6,756
Foreign currency forward contracts	176	711
Secured borrowings	14,759	14,578
Accrued expenses and other liabilities	2,769	3,319
Total liabilities	466,698	475,145
Commitments, Contingencies, and Off-Balance Sheet Arrangements (Note 8)

Net assets
Common stock, par value	361	361
Additional paid-in capital	534,238	534,508
Accumulated undistributed (overdistributed) earnings	(96,371)	(49,900)
Total net assets	$438,228	$484,969

Shares of common stock outstanding ($0.01 par value, 100,000,000 shares authorized)	36,134,037	36,134,037
Net asset value per share	$12.13	$13.42

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Investment income
From non-control/non-affiliate investments:
Interest income	$23,591	$30,109
Payment-in-kind interest income	4,633	3,651
Dividend income	253	318
Fee income	417	229
From affiliate investments:
Interest income	-	646
Fee income	-	256
From control investments:
Interest income	494	-
Other income	62	189
Total investment income	29,450	35,398

Operating expenses
Management fees	3,613	4,009
Incentive fees	2,601	3,929
Interest and other debt financing expenses	10,486	10,287
Professional fees	604	454
Administration agreement expenses	648	625
Insurance expense	160	155
Tax expense	270	110
Other expenses	444	230
Total operating expenses	18,826	19,799
Net investment income	10,624	15,599

Net realized and net change in unrealized gain (loss)
Net realized gain (loss):
Non-control/non-affiliate investments	207	(2,886)
Affiliate investments	-	8,943
Control investments	1,050	-
Net realized gain (loss) on investments	1,257	6,057
Net realized gain (loss) on forward contracts and foreign currency transactions	(5)	-
Net realized gain (loss)	1,252	6,057

Net change in unrealized gain (loss):
Non-control/non-affiliate investments	(46,424)	(9,799)
Affiliate investments	-	(9,925)
Control investments	(658)	(66)
Net change in unrealized gain (loss) on investments	(47,082)	(19,790)
Net change in unrealized gain (loss) on forward contracts and foreign currency transactions	535	-
Net change in unrealized gain (loss) on secured borrowings	(146)	-
Net change in unrealized gain (loss)	(46,693)	(19,790)

Net realized and unrealized gain (loss)	(45,441)	(13,733)

Net increase (decrease) in net assets resulting from operations	$(34,817)	$1,866

Net increase (decrease) in net assets resulting from operations per common share (basic and diluted)	$(0.96)	$0.05
Weighted average shares outstanding (basic and diluted)	36,134,037	37,347,428

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Statements of Changes in Net Assets

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional	Accumulated Undistributed
For the Three Months Ended March 31, 2026	Outstanding Shares ⁽¹⁾	Par Value	Paid-in Capital	(Overdistributed) earnings	Total Net Assets
Balances at December 31, 2025	36,134,037	$361	$534,508	$(49,900)	$484,969
Net investment income	-	-	-	10,624	10,624
Net realized gain (loss)	-	-	-	1,252	1,252
Net change in unrealized gain (loss)	-	-	-	(46,693)	(46,693)
Dividends paid to stockholders	-	-	-	(11,924)	(11,924)
Tax reclassification	-	-	(270)	270	-
Balances at March 31, 2026	36,134,037	$361	$534,238	$(96,371)	$438,228

	Common Stock		Additional	Accumulated Undistributed
For the Three Months Ended March 31, 2025	Outstanding Shares ⁽¹⁾	Par Value	Paid-in Capital	(Overdistributed) earnings	Total Net Assets
Balances at December 31, 2024	37,347,428	$373	$557,992	$(43,496)	$514,869
Net investment income	-	-	-	15,599	15,599
Net realized gain (loss)	-	-	-	6,057	6,057
Net change in unrealized gain (loss)	-	-	-	(19,790)	(19,790)
Dividends paid to stockholders	-	-	-	(13,445)	(13,445)
Balances at March 31, 2025	37,347,428	$373	$557,992	$(55,075)	$503,290
(1)
Number of shares is shown net of cumulative share repurchases of 5,246,541 and 4,033,150 shares as of March 31, 2026 and March 31, 2025, respectively.

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(34,817)	$1,866
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(17,477)	(15,320)
Payment-in-kind interest	(4,797)	(3,260)
Sales or repayments of investments	19,417	78,643
Net realized (gain) loss on investments	(1,257)	(6,057)
Net realized (gain) loss on forward contracts and foreign currency transactions	5	-
Net change in unrealized (gain) loss on investments	47,082	19,790
Net change in unrealized (gain) loss on forward contracts and foreign currency transactions	(535)	-
Net change in unrealized (gain) loss on secured borrowings	146	-
Amortization of fixed income premiums or accretion of discounts and end-of-term payments	(1,912)	(1,189)
Amortization of discount on secured borrowings	35	-
Amortization of deferred financing costs	1,797	832
Changes in operating assets and liabilities:
(Increase) decrease in interest and fees receivable	(946)	(589)
(Increase) decrease in other assets	(1,107)	(954)
Increase (decrease) in incentive fees payable	407	(61)
Increase (decrease) in interest payable	443	(87)
Increase (decrease) in accrued expenses and other liabilities	(550)	(52)
Net cash provided by (used in) operating activities	5,934	73,562
Cash flows from financing activities
Payments of deferred financing costs	(3,118)	(2,957)
Borrowings under credit facility	145,000	17,000
Repayments under credit facility	(138,000)	(75,000)
Proceeds from 2031 Notes	103,250	-
Repayments of 2026 Notes	(25,000)	-
Repayments of 2027 Notes	(92,000)	-
Dividends paid to stockholders	(11,924)	-
Net cash (used in) provided by financing activities	(21,792)	(60,957)
Effect of foreign currency exchange rates	(5)	-
Net increase (decrease) in cash and cash equivalents	(15,863)	12,605
Cash and cash equivalents at beginning of period	18,175	5,751
Cash and cash equivalents at end of period	$2,312	$18,356
Supplemental and non-cash financing cash flow information:
Taxes paid	$880	$390
Interest paid	7,358	8,986
Dividends declared but not yet paid	-	13,445

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share data)

Portfolio Company**	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Debt Investments
	Application Software
Airship Group, Inc.	Senior Secured	SOFR+3.75%, 9.08% floor, 3.00% PIK, 3.25% ETP	6/28/2024	6/15/2028	51,025	51,103	51,814	(10) (11) (12)
Blueshift Labs, Inc.	Senior Secured	SOFR+8.25% PIK, 13.25% floor, 1.50% ETP	12/19/2023	12/15/2028	29,599	29,499	13,481	(10) (11) (21)
Blueshift Labs, Inc.	Senior Secured	SOFR+8.25% PIK, 13.25% floor	12/12/2024	12/15/2028	569	569	259	(10) (21)
Blueshift Labs, Inc.	Senior Secured	SOFR+8.25% PIK, 13.25% floor	9/25/2025	12/15/2028	1,579	1,579	719	(10) (21)
CarNow, Inc.	Senior Secured	SOFR+7.25%, 11.75% floor, 1.60% ETP	3/22/2024	3/22/2029	20,000	18,378	18,936	(11) (12)
Piano Software, Inc.	Senior Secured	SOFR+7.25%, 11.25% floor, 1.50% ETP	12/31/2024	12/31/2029	43,000	42,209	42,788	(11) (12)
VTX Intermediate Holdings, Inc. (dba VertexOne)	Senior Secured	SOFR+7.00%, 8.00% floor, 1.00% PIK, 3.00% ETP	12/12/2024	9/24/2029	35,449	35,388	35,041	(10) (11) (12)
VTX Intermediate Holdings, Inc. (dba VertexOne)	Second Lien	FIXED 12.50% PIK, 31.05% ETP	12/12/2024	9/24/2029	6,845	6,619	6,652	(10) (11) (18)
Zinnia Corporate Holdings, LLC	Senior Secured	SOFR+6.50%, 7.50% floor	9/23/2024	9/21/2029	40,000	39,397	39,590	(12)
	Total Application Software - 47.76%*					224,741	209,280

	Commercial & Professional Services
Bombora, Inc.	Senior Secured	SOFR+4.25%, 6.75% floor, 3.25% PIK, 1.00% ETP	12/26/2023	1/15/2028	31,643	31,710	31,783	(10) (11) (12)
Elevate Services, Inc.	Senior Secured	SOFR+7.50%, 12.78% floor, 0.50% ETP	7/10/2023	7/10/2027	39,000	38,351	39,195	(11) (12)
Shepherd Intermediate, LLC (dba FHAS)	Senior Secured	SOFR+7.25%, 8.25% floor	7/10/2025	7/10/2030	6,211	6,115	6,211	(12)
Shepherd Intermediate, LLC (dba FHAS) (Revolver)	Senior Secured	SOFR+7.25%, 8.25% floor	7/10/2025	7/10/2030	-	(5)	-	(12)
Swing Education, Inc.	Senior Secured	SOFR+7.00%, 10.80% floor, 3.50% ETP	6/27/2025	6/15/2029	8,000	7,936	7,724	(11) (12)
Swing Education, Inc. (Revolver)	Senior Secured	SOFR+6.65%, 10.45% floor	6/27/2025	6/1/2028	-	(149)	-	(12)
	Total Commercial & Professional Services - 19.38%*					83,958	84,913

	Consumer Services
Finn GmbH	Senior Secured	SOFR+8.75%, 10.75% floor	12/8/2025	6/30/2030	20,000	19,156	19,156	(6) (9)
	Total Consumer Services - 4.37%*					19,156	19,156

	Consumer Staples Distribution & Retail
Marley Spoon SE	Senior Secured	SOFR+ 8.75% PIK, 9.51% floor, 1.00% ETP	6/30/2021	6/15/2027	47,748	47,983	17,142	(6) (9) (10) (11) (14) (21)
Marley Spoon SE	Senior Secured	SOFR+ 8.75% PIK, 9.51% floor	2/28/2025	6/15/2027	3,083	3,083	3,083	(6) (9) (10) (14) (21)
Marley Spoon SE	Senior Secured	SOFR+ 8.75% PIK, 9.51% floor	5/20/2025	4/24/2026	4,911	4,911	4,911	(6) (9) (10) (14) (21)
Marley Spoon SE	Senior Secured	SOFR+ 8.75% PIK, 9.51% floor	10/28/2025	4/24/2026	11,944	11,944	12,392	(6) (9) (10) (14) (17) (21)
Marley Spoon SE (Revolver)	Senior Secured	SOFR+ 8.75% PIK, 9.51% floor	12/12/2025	4/24/2026	448	448	-	(6) (9) (10) (14) (17) (21)
	Total Consumer Staples Distribution & Retail - 8.56%*					68,369	37,528

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

March 31, 2026

(In thousands, except share data)

Portfolio Company**	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Debt Investments
	Financial Services
Autobooks, Inc.	Senior Secured	SOFR+7.50%, 11.77% floor, 3.75% ETP	5/5/2025	2/5/2028	34,600	34,234	34,765	(11) (12)
Hurricane Cleanco Limited	Senior Secured	FIXED 6.25%, 6.25% PIK	12/31/2024	11/22/2029	30,455	28,999	30,704	(5) (9) (10) (17)
Vesta Payment Solutions, Inc.	Senior Secured	SOFR+7.00%, 9.00% floor, 6.00% ETP	11/29/2022	12/16/2026	25,000	26,124	21,122	(11)
	Total Financial Services - 19.76%*					89,357	86,591

	Health Care Equipment & Services
EBR Systems, Inc.	Senior Secured	PRIME+4.90%, 8.90% floor, 4.50% ETP	6/30/2022	6/15/2027	40,000	40,854	41,402	(11) (12) (14)
HR Pharmaceuticals, LLC	Senior Secured	SOFR+6.00%, 8.00% floor	1/29/2026	1/29/2031	5,545	5,420	5,408	(12)
HR Pharmaceuticals, LLC	Senior Secured	SOFR+6.00%, 8.00% floor	1/29/2026	1/29/2031	69	55	67	(12)
Mingle Healthcare Solutions, Inc.	Senior Secured	SOFR+9.75%, 12.26% floor, 10.50% ETP	8/15/2018	12/15/2026	4,127	4,757	1,997	(11) (21)
Onward Medical, N.V.	Senior Secured	SOFR+6.50%, 10.75% floor, 2.50% ETP	6/28/2024	6/15/2028	17,088	16,941	17,136	(8) (9) (11) (12) (14)
Route 92 Medical, Inc.	Senior Secured	SOFR+7.00%, 9.00% floor, 3.95% ETP	3/31/2025	3/31/2029	35,000	34,556	34,654	(11) (12)
	Total Health Care Equipment & Services - 22.97%*					102,583	100,664

	Household & Personal Products
Madison Reed, Inc.	Senior Secured	PRIME+5.00%, 12.50% floor, 3.00% ETP	8/29/2025	8/29/2029	40,000	39,424	39,519	(11) (12)
	Total Household & Personal Products - 9.02%*					39,424	39,519

	Insurance
Kin Insurance, Inc.	Senior Secured	PRIME+5.00%, 12.00% floor, 2.00% ETP	8/13/2025	8/13/2029	30,000	29,381	29,519	(11) (12)
Kin Insurance, Inc.	Senior Secured	PRIME+5.00%, 12.00% floor, 2.00% ETP	12/30/2025	8/13/2029	15,000	14,614	14,759	(11) (23)
	Total Insurance - 10.10%*					43,995	44,278

	Media & Entertainment
Skillshare, Inc.	Senior Secured	SOFR+6.75%, 10.96% floor, 2.00% ETP	8/15/2025	2/8/2029	10,900	10,809	10,480	(11) (12)
Snap! Mobile, Inc.	Senior Secured	SOFR+7.50%, 12.10% floor, 3.83% ETP	9/30/2024	9/30/2028	18,000	17,835	17,772	(11) (12)
	Total Media & Entertainment - 6.45%*					28,644	28,252

	Multi-Sector Holdings
SPB C-2024, LLC	Senior Secured	FIXED 15.00% PIK, 1.57% ETP	12/16/2025	12/16/2028	10,440	10,359	10,359	(9) (10) (11)
	Total Multi-Sector Holdings - 2.36%*					10,359	10,359

	Pharmaceuticals, Biotechnology & Life Sciences
Shield Therapeutics PLC	Senior Secured	SOFR+8.75%, 12.25% floor, 5.00% ETP	12/2/2025	9/28/2028	2,000	1,977	1,977	(5) (9) (11) (12) (14)
	Total Pharmaceuticals, Biotechnology & Life Sciences - 0.45%*					1,977	1,977

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

March 31, 2026

(In thousands, except share data)

Portfolio Company**	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Debt Investments
	Systems Software
3PL Central LLC (dba Extensiv)	Senior Secured	SOFR+7.00%, 9.00% floor, 5.10% ETP	11/9/2022	6/30/2026	72,290	76,176	68,219	(11) (12)
Digicert, Inc.	Senior Secured	SOFR+5.75%, 6.50% floor	7/30/2025	7/30/2030	9,280	9,156	8,996	(12)
Digicert, Inc. (Revolver)	Senior Secured	SOFR+5.75%, 6.50% floor	7/30/2025	7/30/2030	-	(8)	-	(12)
Circadence Corporation	Senior Secured	SOFR+11.00%, 14.69% floor, 8.89% ETP	12/20/2018	12/31/2026	20,002	21,378	18,236	(11)
	Total Systems Software - 21.78%*					106,702	95,451

	Technology Hardware & Equipment
Brivo, Inc.	Senior Secured	SOFR+7.25%, 11.29% floor, 2.53% ETP	12/27/2024	12/15/2029	40,000	39,964	41,198	(11) (12)
Linxup, LLC	Senior Secured	PRIME+3.25%, 11.75% floor, 2.25% ETP	11/3/2023	11/15/2027	30,000	30,128	30,385	(11) (12)
	Total Technology Hardware & Equipment - 16.33%*					70,092	71,583

Total Debt Investments - 189.29%*						889,357	829,551

Equity Investments
	Application Software
Aria Systems, Inc.	Equity	Series G Preferred Stock	7/10/2018	N/A	289,419	250	288	(13)
VTX Holdings, LLC	Equity	Series C Preferred Units	12/12/2024	N/A	3,015,219	143	6	(13)
	Total Application Software - 0.07%*					393	294

	Commercial & Professional Services
FiscalNote, Inc.	Equity	Common Stock	10/19/2020	N/A	19,240	438	5	(13) (14) (15)
JobGet Holdings, Inc. (fka Snagajob, Inc.)	Equity	Series C-1 Preferred Stock	11/15/2024	N/A	476,564	39,275	17,182	(13) (22)
JobGet Holdings, Inc. (fka Snagajob, Inc.)	Equity	Series C-2 Preferred Stock	11/15/2024	N/A	16,963	-	-	(13) (22)
	Total Commercial & Professional Services - 3.92%*					39,713	17,187

Consumer Staples Distribution & Retail
Marley Spoon SE	Equity	Common Stock	7/7/2023	N/A	46,004	410	10	(6) (9) (13) (14) (15) (17)
	Total Consumer Staples Distribution & Retail - 0.00%*					410	10

	Health Care Equipment & Services
CareCloud, Inc.	Equity	8.75% Series A Cumulative Redeemable Perpetual Preferred Stock	1/8/2020	N/A	462,064	12,132	9,668	(14)
HR Pharmaceuticals, LLC	Equity	Preferred Units	1/29/2026	N/A	2,000,000	2,000	2,000	(13) (26)
	Total Health Care Equipment & Services - 2.67%*					14,132	11,668

	Media & Entertainment
Minute Media Inc.	Equity	Preferred Stock	12/13/2023	N/A	1,039	120	131	(5) (9) (13)
Minute Media Inc.	Equity	Common Stock	12/13/2023	N/A	136	16	15	(5) (9) (13)
	Total Media & Entertainment - 0.03%*					136	146

Total Equity Investments - 6.69%*						54,784	29,305

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

March 31, 2026

(In thousands, except share data)

Portfolio Company**	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants
	Application Software
3DNA Corp. (dba NationBuilder)	Warrant	Series C-1 Preferred Stock	12/28/2018	12/28/2028	273,164	104	-	(13)
Airship Group, Inc.	Warrant	Series F Preferred Stock	6/28/2024	6/28/2034	519,313	414	361	(13)
Aria Systems, Inc.	Warrant	Series G Preferred Stock	6/29/2018	6/29/2028	2,387,705	1,048	1,050	(13)
Blueshift Labs, Inc.	Warrant	Success fee	12/19/2023	N/A	N/A	167	-	(13) (16)
CarNow, Inc.	Warrant	Common Stock	3/22/2024	3/22/2034	200,000	2,400	2,478	(13)
INRIX, Inc.	Warrant	Common Stock	7/26/2019	7/26/2029	150,804	522	292	(13)
JWP Holdco LLC (fka Longtail Ad Solutions, Inc.)	Warrant	Common Units	12/12/2019	12/12/2029	167,827	47	-	(13)
Piano Software, Inc.	Warrant	Series D Preferred Stock	12/31/2024	12/31/2034	119,978	348	474	(13)
Predactiv, Inc. (fka Sharethis, Inc.)	Warrant	Series D-3 Preferred Stock	12/3/2018	12/3/2028	647,615	2,162	-	(13)
	Total Application Software - 1.06%*					7,212	4,655

	Commercial & Professional Services
AllClear ID, Inc.	Warrant	Common Stock	8/31/2017	8/31/2027	870,514	1,750	-	(13)
Bombora, Inc.	Warrant	Common Stock	3/31/2021	3/31/2031	121,581	174	100	(13)
Bombora, Inc.	Warrant	Common Stock	12/26/2023	12/26/2033	57,750	51	47	(13)
CloudPay, Inc.	Warrant	Series B Preferred Stock	6/30/2020	6/30/2030	11,273	218	934	(5) (9) (13)
CloudPay, Inc.	Warrant	Series D Preferred Stock	8/17/2021	8/17/2031	3,502	52	18	(5) (9) (13)
CloudPay, Inc.	Warrant	Series D Preferred Stock	9/26/2022	9/26/2032	5,252	176	106	(5) (9) (13)
Elevate Services, Inc.	Warrant	Series C Preferred Stock	7/10/2023	7/10/2033	248,997	447	369	(13)
Elevate Services, Inc.	Warrant	Series C Preferred Stock	7/17/2024	7/17/2034	236,549	377	557	(13)
FiscalNote, Inc.	Warrant	Earnout	7/29/2022	7/29/2027	N/A	127	-	(13) (14) (16)
JobGet Holdings, Inc. (fka Snagajob, Inc.)	Warrant	Series B-1 Preferred Stock	9/29/2021	9/29/2031	763,269	343	-	(13)
Swing Education, Inc.	Warrant	Series C Preferred Stock	6/27/2025	6/27/2035	196,160	19	7	(13)
	Total Commercial & Professional Services - 0.49%*					3,734	2,138

	Consumer Services
FINN GmbH	Warrant	Series C2 Preferred Stock	12/4/2025	12/4/2030	510	691	1,689	(6) (9) (13) (17) (24)
	Total Consumer Services - 0.39%*					691	1,689

	Financial Services
Autobooks, Inc.	Warrant	Success Fee	5/5/2025	N/A	N/A	489	707	(13) (16)
Betterment Holdings, Inc.	Warrant	Common Stock	10/6/2023	10/6/2033	7,680	35	46	(13)
Betterment Holdings, Inc.	Warrant	Common Stock	10/6/2023	10/6/2033	9,818	40	51	(13)
Credit Sesame, Inc.	Warrant	Common Stock	1/7/2020	1/7/2030	191,601	425	233	(13)
	Total Financial Services - 0.24%*					989	1,037

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

March 31, 2026

(In thousands, except share data)

Portfolio Company**	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
	Health Care Equipment & Services
Allurion Technologies, Inc.	Warrant	Common Stock	3/30/2021	3/30/2031	5,320	282	-	(13) (14)
Allurion Technologies, Inc.	Warrant	Common Stock	6/14/2022	3/30/2031	1,851	141	-	(13) (14)
Allurion Technologies, Inc.	Warrant	Common Stock	9/15/2022	9/15/2032	1,850	144	-	(13) (14)
Allurion Technologies, Inc.	Warrant	Earnout	8/2/2023	8/1/2028	N/A	-	-	(13) (14) (16)
EBR Systems, Inc.	Warrant	Success fee	6/30/2022	6/30/2032	N/A	605	528	(13) (14) (16)
Mingle Healthcare Solutions, Inc.	Warrant	Series CC Preferred Stock	8/15/2018	8/15/2028	1,770,973	492	-	(13)
Moximed, Inc.	Warrant	Series C Preferred Stock	6/24/2022	6/24/2032	214,285	175	32	(13)
Onward Medical, N.V.	Warrant	Common Stock	6/28/2024	9/26/2034	165,338	340	125	(8) (9) (13) (14) (17)
Route 92 Medical, Inc.	Warrant	Success fee	3/31/2025	3/31/2035	N/A	833	666	(13) (16)
SetPoint Medical Corporation	Warrant	Series B Preferred Stock	6/29/2021	6/29/2031	400,000	14	116	(13)
SetPoint Medical Corporation	Warrant	Series B Preferred Stock	12/29/2022	12/29/2032	600,000	74	174	(13)
	Total Health Care Equipment & Services - 0.37%*					3,100	1,641

	Household & Personal Products
Madison Reed, Inc.	Warrant	Success fee	8/29/2025	N/A	N/A	404	452	(13) (16)
	Total Household & Personal Products - 0.10%*					404	452

	Insurance
Kin Insurance, Inc.	Warrant	Series D-3 Preferred Stock	9/26/2022	9/26/2032	62,364	426	300	(13)
Kin Insurance, Inc.	Warrant	Series E Preferred Stock	8/13/2025	8/13/2035	10,618	546	575	(13)
	Total Insurance - 0.20%*					972	875

	Media & Entertainment
Skillshare, Inc.	Warrant	Success fee	8/15/2025	N/A	N/A	337	188	(13) (16)
Snap! Mobile, Inc.	Warrant	Series B Preferred Stock	9/30/2024	9/30/2034	19,140	345	217	(13)
	Total Media & Entertainment - 0.09%*					682	405

	Pharmaceuticals, Biotechnology & Life Sciences
Mustang Bio, Inc.	Warrant	Common Stock	3/4/2022	3/4/2032	997	315	-	(13) (14)
Shield Therapeutics PLC	Warrant	Common Stock	12/2/2025	12/2/2031	906,468	63	43	(5) (9) (13) (14) (17)
	Total Pharmaceuticals, Biotechnology & Life Sciences - 0.01%*					378	43

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

March 31, 2026

(In thousands, except share data)

Portfolio Company**	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants
	Systems Software
Circadence Corporation	Warrant	Series B Preferred Stock	12/20/2018	12/20/2028	1,538,462	3,630	-	(13)
Circadence Corporation	Warrant	Series B Preferred Stock	10/31/2019	10/31/2029	384,615	846	-	(13)
Circadence Corporation	Warrant	Success fee	12/21/2023	N/A	N/A	304	216	(13) (16)
Scale Computing, Inc.	Warrant	Common Stock	3/29/2019	3/29/2029	9,665,667	346	-	(13)
Synack, Inc.	Warrant	Common Stock	12/29/2023	6/30/2032	131,521	168	140	(13)
	Total Systems Software - 0.08%*					5,294	356

	Technology Hardware & Equipment
Brivo, Inc.	Warrant	Series A-2 Preferred Stock	10/20/2022	10/20/2032	201,000	98	429	(13)
Brivo, Inc.	Warrant	Series A-2 Preferred Stock	12/27/2024	12/27/2034	32,109	43	69	(13)
Dejero Labs, Inc.	Warrant	Common Stock	5/31/2019	5/31/2029	333,621	192	210	(7) (9) (13) (17)
Linxup, LLC	Warrant	Success fee	11/3/2023	11/3/2033	N/A	253	233	(13) (16)
RealWear, Inc.	Warrant	Series A-1 Preferred Stock	10/5/2018	10/5/2028	73,746	89	147	(13)
RealWear, Inc.	Warrant	Common Stock	10/5/2018	10/5/2028	38,705	47	1	(13)
RealWear, Inc.	Warrant	Series A-1 Preferred Stock	12/28/2018	12/28/2028	14,749	16	29	(13)
RealWear, Inc.	Warrant	Common Stock	12/28/2018	12/28/2028	7,742	9	-	(13)
RealWear, Inc.	Warrant	Series A-1 Preferred Stock	6/27/2019	6/27/2029	81,251	250	45	(13)
RealWear, Inc.	Warrant	Common Stock	6/27/2019	6/27/2029	42,643	131	1	(13)
	Total Technology Hardware & Equipment - 0.27%*					1,128	1,164

Total Warrants - 3.30%*						24,584	14,455

Total Non-Control/Non-Affiliate Investments - 199.28%*						968,725	873,311

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

March 31, 2026

(In thousands, except share data)

Portfolio Company**	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Affiliate Investments								(19)
Equity Investments
	Application Software
Coginiti Corp	Equity	Common Stock	3/9/2020	N/A	1,040,160	4,551	-	(13)
	Total Application Software - 0.00%*					4,551	-

Total Equity Investments - 0.00%*						4,551	-

Warrants
	Application Software
Coginiti Corp	Warrant	Common Stock	3/9/2020	3/9/2030	811,770	-	-	(13)
	Total Application Software - 0.00%*					-	-

Total Warrants - 0.00%*						-	-

Total Affiliate Investments - 0.00%*						4,551	-

Control Investments								(20)
Equity Investments
	Commercial & Professional Services
Pivot3, Inc.	Equity	100% Equity Interest	12/31/2023	N/A	N/A	-	-	(25)
	Total Commercial & Professional Services - 0.00%*					-	-

	Multi-Sector Holdings
Runway-Cadma I LLC	Equity	50% Equity Interest	3/6/2024	N/A	N/A	12,180	13,035	(9)
	Total Multi-Sector Holdings - 2.97%*					12,180	13,035

Total Equity Investments - 2.97%*						12,180	13,035

Total Control Investments - 2.97%*						12,180	13,035

Total Investments - 202.25%*						$985,456	$886,346

Cash and Cash Equivalents and Short Term Investments

Goldman Sachs Financial Square Government Fund Institutional Shares		FGTXX/38141W273				1,562	1,562
Cash						750	750
	Total Cash and Cash Equivalents and Short Term Investments - 0.53%*					2,312	2,312

Total Investments, Cash and Cash Equivalents, and Short Term Investments - 202.78%*						$987,768	$888,658

Foreign Currency Forward Contracts

Foreign Currency	Counterparty	Maturity Date	Notional Amount to be Sold (£)	Notional Amount to be Purchased ($)	Unrealized Gain (Loss) ($)
British Pound Sterling (GBP)	Canadian Imperial Bank of Commerce	5/14/2026	21,964	28,873	(176)
Total					$(176)

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

March 31, 2026

(1)

Disclosures of interest rates on notes include cash interest rates and payment-in-kind ("PIK") interest rates, as applicable. Unless otherwise indicated, all of the Company's variable interest debt instruments bear interest at a rate determined by reference to the U.S. Prime Rate ("PRIME") or the 1-month or 3-month Secured Overnight Financing Rate ("SOFR"). At March 31, 2026, the U.S. PRIME Rate was 6.75%, the 1-Month SOFR was 3.66%, and the 3-Month SOFR was 3.68%.

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

(3)	Investments are held at Fair Value net of the Fair Value of Unfunded Commitments. Refer to "Note 8 – Commitments, Contingencies, and Off-Balance Sheet Arrangements " for additional detail.
(4)	All portfolio companies are domiciled in the United States, unless otherwise noted.
(5)	Portfolio company is domiciled in the United Kingdom. Fair value of United Kingdom domiciled investments represents 7.74% of net assets.
(6)	Portfolio company is domiciled in Germany. Fair value of German domiciled investments represents 13.32% of net assets.
(7)	Portfolio company is domiciled in Canada. Fair value of Canadian domiciled investments represents 0.05% of net assets.
(8)	Portfolio company is domiciled in the Netherlands. Fair value of Dutch domiciled investments represents 3.94% of net assets.
(9)

Investment is not a qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. The fair value of non-qualifying assets represents 14.72% of total assets as of March 31, 2026. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying assets until such time as it complies with the requirements of Section 55(a).

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

(20)	Control portfolio company, as defined under the 1940 Act, in which the Company owns more than 25% of the investment’s voting securities or has greater than 50% representation on its board.
(21)	Investment is on non-accrual status as of March 31, 2026 and is therefore considered non-income producing.
(22)	JobGet Holdings, Inc. (fka Snagajob.com, Inc.) has the right of first refusal on sale of preferred stock.
(23)

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

(24)

The Company has confirmed the fully diluted share count as of March 31, 2026. Based on the current share count and the contractual warrant entitlement per the warrant agreement, the Company would own 509 shares if converted as of March 31, 2026.

(25)

The assets recovered on the senior secured term loan to Pivot3, Inc. were contributed to P3 Holdco LLC by the Company, a wholly owned subsidiary of the Company. For more information, refer to "Note 2 – Summary of Significant Accounting Policies, Principles of Consolidation".

(26)	Transfers are subject to contractual restrictions contained in the issuer’s limited liability company agreement, including rights of first refusal and other transfer limitations.
*	Fair value as a percentage of net assets.
**

The Company reclassified certain industry groupings of its portfolio companies presented in the consolidated financial statements as of March 31, 2026, to align with Global Industry Classification Standards (“GICS”), where applicable.

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share data)

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

(In thousands, except share data)

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

(In thousands, except share data)

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

(In thousands, except share data)

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

(In thousands, except share data)

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

(In thousands, except share data)

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

RUNWAY GROWTH FINANCE CORP.

 Consolidated Schedule of Investments – (continued)

December 31, 2025

(In thousands, except share data)

Portfolio Company**	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Affiliate Investments								(20)
Equity Investments
	Application Software
Coginiti Corp	Equity	Common Stock	3/9/2020	N/A	1,040,160	4,551	-	(13)
	Total Application Software - 0.00%*					4,551	-

Total Equity Investments - 0.00%*						4,551	-

Warrants
	Application Software
Coginiti Corp	Warrant	Common Stock	3/9/2020	3/9/2030	811,770	-	-	(13)
	Total Application Software - 0.00%*					-	-

Total Warrants - 0.00%*						-	-

Total Affiliate Investments - 0.00%*						4,551	-

Control Investments								(21)
Equity Investments
	Commercial & Professional Services
Pivot3, Inc.	Equity	100% Equity Interest	12/31/2023	N/A	N/A	950	1,493	(19)
	Total Commercial & Professional Services - 0.31%*					950	1,493

	Multi-Sector Holdings
Runway-Cadma I LLC	Equity	50% Equity Interest	3/6/2024	N/A	N/A	12,283	13,253	(9)
	Total Multi-Sector Holdings - 2.73%*					12,283	13,253

Total Equity Investments - 3.04%*						13,233	14,746

Total Control Investments - 3.04%*						13,233	14,746

Total Investments - 191.23%*						$979,430	$927,402

Cash and Cash Equivalents and Short Term Investments

Goldman Sachs Financial Square Government Fund Institutional Shares		FGTXX/38141W273				2,849	2,849
Cash						15,326	15,326
	Total Cash and Cash Equivalents and Short Term Investments - 3.75%*					18,175	18,175

Total Investments, Cash and Cash Equivalents, and Short Term Investments - 194.98%*						$997,605	$945,577

Foreign Currency Forward Contracts

Foreign Currency	Counterparty	Maturity Date	Notional Amount to be Sold (£)	Notional Amount to be Purchased ($)	Unrealized Gain (Loss) ($)
British Pound Sterling (GBP)	Canadian Imperial Bank of Commerce	5/14/2026	21,964	28,873	(711)
Total					$(711)

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

On October 25, 2021, the Company closed its initial public offering ("IPO"), issuing 6,850,000 shares of its common stock at a public offering price of $14.60 per share. Net of underwriting fees and offering costs, the Company received net proceeds of $93.0 million. The Company's common stock began trading on the Nasdaq Global Select Market LLC ("NASDAQ") on October 21, 2021, under the symbol "RWAY."

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

In management’s opinion, all adjustments necessary for the fair presentation of the interim financial statements have been included. These adjustments are of a normal recurring nature. The results of operations for the current interim period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2026. The interim unaudited consolidated financial statements and notes hereto should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the "SEC") on March 12, 2026.

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

The Company’s consolidated operations include the activities of its wholly owned subsidiary, P3 Holdco LLC ("P3 Holdco"). P3 Holdco serves to facilitate the Company’s investment in Pivot3, Inc. ("Pivot3"). As a result, the Company consolidates the financial results of P3 Holdco in its consolidated financial statements in accordance with ASC 946 and treats its indirect investment in Pivot3 as a portfolio investment held at fair value. As of March 31, 2026, the assets of Pivot3 were sold for an upfront consideration and a contingent deferred payment. The Company assigned no value to the deferred payment as of March 31, 2026.

The Company has determined that the JV is an investment company under ASC Topic 946. However, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary, which is an extension of the operations of the Company, or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its interest in the JV as it is not a substantially wholly owned investment company subsidiary of the Company. In addition, the JV is not an operating company and the Company does not control the JV, as voting rights are allocated equally among the two JV members. As a result, the JV is accounted for as a portfolio investment of the Company held at fair value and not included as a consolidated subsidiary in the Company's consolidated financial statements. Refer to the Consolidated Schedule of Investments for the Company’s equity interest in Pivot3 and the JV as of March 31, 2026 and December 31, 2025.

In accordance with Rule 3-09 of Regulation S-X, as amended, the Company must determine which of its unconsolidated controlled subsidiaries, if any, are considered "significant subsidiaries." In evaluating these unconsolidated controlled subsidiaries, there are two significance tests utilized per Rule 1-02(w) of Regulation S-X to determine if any of the Company’s investments or unconsolidated controlled subsidiaries are considered significant: the investment test and the income test. As of March 31, 2026, and December 31, 2025, none of the Company’s investments or unconsolidated controlled subsidiaries met either of these two significance tests.

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

Participations or other partial loan sales that do not meet the definition of a participating interest or the above conditions, should remain on the Company's Consolidated Statements of Assets and Liabilities and the proceeds are recorded as a secured borrowing until the definition is met. Secured borrowings are carried at fair value.

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

Cash and Cash Equivalents

Cash consists solely of funds deposited with financial institutions, while cash equivalents consist of short-term liquid investments in money market funds. Cash and cash equivalents are carried at cost, which approximates fair value. As of March 31, 2026 and December 31, 2025, the Company had $1.6 million and $2.8 million invested in money market funds, respectively. Dividends earned from money market funds are recorded in "Other income" on the Consolidated Statements of Operations. The Company may hold foreign cash from time to time as a result of transactions related to investments denominated in foreign currencies. Foreign cash includes the value of foreign currencies held and translated to U.S. dollars using the prevailing foreign exchange rates as of March 31, 2026. Temporary fluctuations in any foreign currency held on the balance sheet date are recorded in "Net change in unrealized gain (loss) on forward contracts and foreign currency transactions" on the Consolidated Statements of Operations. Any realized gains or losses recognized upon foreign currency translated into local currency are recorded in "Net realized gain (loss) on forward contracts and foreign currency transactions" on the Consolidated Statements of Operations.

Investments Denominated in Foreign Currency

At each balance sheet date, portfolio company investments denominated in foreign currencies and any related receivables are translated into U.S. dollars using the spot exchange rate on the last business day of the period. Purchases and sales of foreign portfolio company investments, and any income from such investments, are translated into U.S. dollars using the rates of exchange prevailing on the respective dates of such transactions. As of March 31, 2026 and December 31, 2025, the Company held two investments denominated in British pound sterling, one investment denominated in Canadian Dollars, and five investments denominated in Euros. Refer to the Consolidated Schedule of Investments and respective footnotes to the Consolidated Schedule of Investments for more details on the portfolio company investments held in foreign currencies as of March 31, 2026 and December 31, 2025.

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

The Company currently holds, and expects to hold in the future, some investments in its portfolio with payment-in-kind ("PIK") interest provisions. PIK interest is computed at the contractual rate specified in each loan agreement and is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount of income the Company is required to distribute to stockholders to maintain its qualification as a RIC for U.S. federal income tax purposes. For the three months ended March 31, 2026, 15.7% of the Company’s total investment income was attributable to non-cash PIK interest. For the three months ended March 31, 2025, 10.3% of the Company’s total investment income was attributable to non-cash PIK interest.

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

The following table summarizes the cost, fair value, and types of income not recorded in "Interest income" on the Consolidated Statements of Operations related to senior secured term loans on non-accrual status as of March 31, 2026 and December 31, 2025 (in thousands):

	Date of Non-Accrual	Forgone Interest Income	Forgone Accretion of OID and ETP	Total Forgone Income	Cost Basis	Fair Value	Fair Value as a % of Total Portfolio
As of March 31, 2026
Investment
Blueshift Labs, Inc.	3/15/2026	$199	$-	$199	$31,647	$14,459	1.63%
Marley Spoon SE	3/31/2026	-	-	-	68,369	37,528	4.23
Mingle Healthcare Solutions, Inc.	1/1/2024	1,454	-	1,454	4,757	1,997	0.23
Total		$1,653	$-	$1,653	$104,773	$53,984	6.09%

As of December 31, 2025
Investment
Mingle Healthcare Solutions, Inc.	1/1/2024	1,306	-	1,306	4,757	2,361	0.25
Total		$1,306	$-	$1,306	$4,757	$2,361	0.25%

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

Equity Investments

The fair value of an equity investment in a privately held company is initially equal to the amount invested. The Company adjusts the fair value of equity investments in private companies upon the completion of a new third-party round of equity financing subsequent to the Company’s investment. The Company may make adjustments to fair value, absent a new equity financing event, based upon positive or negative changes in a portfolio company’s financial or operational performance. The Company may also reference comparable transactions and/or secondary market transactions in connection with its determination of fair value. The fair value of an equity investment in a publicly traded company is based upon the closing public share price on the date of measurement. These assets are recorded at fair value on a recurring basis. Money market funds are valued based on the published net asset value per share on the day of valuation and are included in "Cash and cash equivalents" on the Consolidated Statements of Assets and Liabilities.

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

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted-average number of common shares outstanding for the period presented. For the three months ended March 31, 2026 and 2025, basic and diluted earnings (loss) per share of common stock were the same because there were no potentially dilutive securities outstanding. Per share data is based on the weighted-average shares outstanding.

Comprehensive Income

The Company reports all changes in comprehensive income in the Consolidated Statements of Operations. The Company did not have any other comprehensive income during the three months ended March 31, 2026 and 2025. The Company’s comprehensive income is equal to its "Net increase (decrease) in net assets resulting from operations" on the Consolidated Statements of Operations.

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

Recently Issued Accounting Pronouncements

On December 8, 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements ("ASU 2025-11"), which amends the guidance in Topic 270 to clarify and enhance certain interim reporting requirements, including improvements intended to increase consistency in the application of interim disclosure and recognition guidance. The amendments are designed to simplify the preparation of interim consolidated financial statements and improve the transparency of interim reporting. The guidance in ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. The Company plans to adopt the pronouncement for our fiscal year beginning January 1, 2028 and is currently evaluating the potential effect that the standard will have on our consolidated financial statements and related disclosures.

Note 3 – Related Party Agreements and Transactions

Advisory Agreement

On May 27, 2021, the Company entered into the Second Amended and Restated Investment Advisory Agreement with RGC. On January 30, 2025, in connection with the closing of the BCP Transaction, the Company entered into the Third Amended and Restated Investment Advisory Agreement (the "Advisory Agreement") with RGC. Although the ownership of RGC changed in connection with the completion of the BCP Transaction, the management of RGC did not change, nor did the terms of the Advisory Agreement compared to the Second Amended and Restated Advisory Agreement.

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

For the three months ended March 31, 2026, RGC earned base management fees at a rate of 1.50% per annum, amounting to $3.6 million. During the quarter ended December 31, 2025, the Company’s average daily gross assets temporarily declined below $1.0 billion, which resulted in an increase to the quarterly base management fee rate from 0.375% to 0.40%. With the approval of RGC’s Board of Managers, RGC voluntarily waived the incremental base management fee otherwise payable for that period. The waiver was not subject to recoupment and did not amend the terms of the Advisory Agreement. The total base management fees waived for the quarter ended March 31, 2026 were approximately $240.8 thousand. For the three months ended March 31, 2025, RGC earned base management fees at a rate of 1.50% per annum, amounting to $4.0 million. As the Company pays management fees at the beginning of each respective quarter, there were no management fees payable as of March 31, 2026 and December 31, 2025.

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

For the three months ended March 31, 2026, RGC earned incentive fees of $2.6 million, of which $1.4 million was payable in cash, and $1.2 million was accrued and generated from deferred interest. For the three months ended March 31, 2025, RGC earned incentive fees of $3.9 million, of which $3.0 million was payable in cash, and $0.9 million was accrued and generated from deferred interest. All incentive fees accrued and generated from deferred interest (i.e., PIK and certain ETP accretion) are not payable until receipt of associated cash by the Company, at which time the incentive fees are recategorized from deferred incentive fees payable to cash incentive fees payable. All figures presented for the three months ended March 31, 2026 and 2025 are net of such recategorizations during the respective period.

As of March 31, 2026, $1.4 million of incentive fees was payable in cash, and $13.4 million was deferred incentive fees payable, both of which are included in "Incentive fees payable" on the Statements of Assets and Liabilities. As of December 31, 2025, $2.2 million of incentive fees payable was payable in cash, and $12.2 million was deferred incentive fees payable, both of which are included in "Incentive fees payable" on the Consolidated Statements of Assets and Liabilities.

The capital gains incentive fee consists of fees related to realized gains and losses and unrealized capital losses. As of March 31, 2026 and December 31, 2025, there were no capital gains incentive fees accrued, earned or payable to RGC under the Advisory Agreement.

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

For the three months ended March 31, 2026, the Company incurred $0.6 million of Administration Agreement expenses, of which $0.2 million was a third-party administrator expense and $0.4 million was overhead allocation expense. For the three months ended March 31, 2025, the Company incurred $0.6 million of Administration Agreement expenses, of which $0.2 million was a third-party administrator expense and $0.4 million was overhead allocation expense. All Administration Agreement expenses are recorded as "Administration agreement expenses" on the Consolidated Statements of Operations.

As of March 31, 2026, the Company had accrued a payable to the Administrator of $0.3 million and a payable to the third-party administrator of $0.1 million As of December 31, 2025, the Company had accrued a payable to the Administrator of $0.6 million and a payable to the third-party administrator of $0.3 million. All payables related to the Administration Agreement are recorded within "Accrued expenses and other liabilities" on the Consolidated Statements of Assets and Liabilities.

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

Runway-Cadma I LLC

In March 2024, the Company entered into a joint venture agreement with Cadma to create and co-manage Runway-Cadma I LLC, also referred to as the JV. The JV entered into a senior secured revolving credit facility with Apollo Capital Management, L.P ("Apollo Credit Facility"), which provided the JV with a $40.0 million commitment, subject to borrowing base requirements. The Apollo Credit Facility is non-recourse to the Company and bears interest at three-month SOFR plus 4.15%. As of March 31, 2026, the JV has not drawn on the available commitment in the Apollo Credit Facility.

During the three months ended March 31, 2026 and 2025, there were no additional contributions of equity capital to the JV by the Company or Cadma. The Company had $0.6 million in receivables from the JV, comprised of an income distribution and shared expenses as of March 31, 2026. There were no receivables or payables between the Company and the JV as of December 31, 2025. As of March 31, 2026 and December 31, 2025, the JV had the following contributed capital and unfunded commitments from its members (in thousands):

	As of March 31, 2026	As of December 31, 2025
Total contributed capital by Runway Growth Finance Corp.	$12,283	$12,283
Total contributed capital by all members	24,565	24,565
Total unfunded commitments by Runway Growth Finance Corp.	22,820	22,718
Total unfunded commitments by all members	45,640	45,435

As of March 31, 2026, the JV had two debt investments with an aggregate fair value of $24.0 million and two warrant investments with an aggregate fair value of $0.2 million. As of December 31, 2025, the JV had two debt investments with an aggregate fair value of $23.8 million and two warrant investments with an aggregate fair value of $0.2 million.

As of March 31, 2026 and December 31, 2025, the fair value of the Company's equity interest in the JV was $13.0 million and $13.3 million, respectively.

Relationship with Oaktree Capital Management, L.P. and OCM Growth Holdings

In December 2016, the Company and RGC entered into a strategic relationship with Oaktree Capital Management, L.P ("Oaktree"). In connection with the relationship, OCM Growth Holdings ("OCM Growth"), an affiliate of Oaktree, purchased an aggregate of 14,571,334 shares of the Company's common stock for an aggregate purchase price of $219.3 million in the Company's initial private offering and second private offering. As of March 31, 2026, OCM Growth owned 7,029,668 shares of the Company's common stock, or 19.5% of the Company's outstanding shares.

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

The Company’s affiliate and control investments as of March 31, 2026, along with the transactions during the three months ended March 31, 2026, are as follows (in thousands):

		For the Three Months Ended March 31, 2026
Portfolio Company	Investment Description	Investment Income Earned 2026	Fair Value as of December 31, 2025	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Gain (Loss)	Fair Value as of March 31, 2026(3)
Affiliate Investments
Equity Investments
Coginiti Corp	Common Stock	-	-	-	-	-	-	-
Total Equity Investments		-	-	-	-	-	-	-

Warrants
Coginiti Corp	Common Stock	-	-	-	-	-	-	-
Total Warrants		-	-	-	-	-	-	-
Total Affiliate Investments		$-	$-	$-	$-	$-	$-	$-

Control Investments
Equity Investments
Pivot3, Inc.	100% Equity Interest	-	1,493	-	(2,000)	1,050	(543)	-
Runway-Cadma I LLC	50% Equity Interest	494	13,253	-	(103)	-	(115)	13,035
Total Equity Investments		494	14,746	-	(2,103)	1,050	(658)	13,035
Total Control Investments		$494	$14,746	$-	$(2,103)	$1,050	$(658)	$13,035

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
(3)
All affiliate and control investments, which as of March 31, 2026, represented 2.97% of the Company’s net assets, may be deemed to be restricted securities under the Securities Act, and were valued at fair value as determined in good faith by the Company’s Board of Directors.

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
(3)
All affiliate and control investments, which as of December 31, 2025, represented 3.04% of the Company’s net assets, may be deemed to be restricted securities under the Securities Act, and were valued at fair value as determined in good faith by the Company’s Board of Directors.

Portfolio Composition

The following table shows the fair value of the Company's portfolio of investments by geographic region as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026		December 31, 2025
Geographic Region	Investments at Fair Value	Percentage of Net Assets	Investments at Fair Value	Percentage of Net Assets
United States
Western United States	$297,219	67.82%	$329,514	67.95%
Northeastern United States	168,191	38.38	171,308	35.32
Midwestern United States	161,193	36.78	156,397	32.25
Northwestern United States	73,813	16.84	74,198	15.30
South Central United States	41,699	9.52	41,413	8.54
Southeastern United States	21,414	4.89	21,590	4.45
Runway-Cadma I LLC(1)	13,035	2.97	13,253	2.73
Total United States	776,564	177.20	807,673	166.54

Germany	58,383	13.32	67,665	13.95
United Kingdom	33,928	7.74	34,415	7.10
Netherlands	17,261	3.94	17,525	3.61
Canada	210	0.05	124	0.03
Total	$886,346	202.25%	$927,402	191.23%
(1)
Runway-Cadma I LLC is a joint venture between the Company and Cadma. This entity invests in secured loans to growth-stage companies that have been originated by the Company. See "Note 2 – Summary of Significant Accounting Policies" for further discussion.

The following table shows the fair value of the Company's portfolio of investments by industry using the Global Industry Classification Standard as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026		December 31, 2025
Industry	Investments at Fair Value	Percentage of Net Assets	Investments at Fair Value	Percentage of Net Assets
Application Software	$214,229	48.89%	$226,692	46.74%
Health Care Equipment & Services	113,973	26.01	122,997	25.36
Commercial & Professional Services	104,238	23.79	115,268	23.77
Systems Software	95,807	21.86	97,823	20.17
Financial Services	87,628	20.00	83,915	17.31
Technology Hardware & Equipment	72,747	16.60	72,922	15.03
Insurance	45,153	10.30	44,831	9.25
Household & Personal Products	39,971	9.12	39,777	8.20
Consumer Staples Distribution & Retail	37,538	8.56	47,813	9.86
Media & Entertainment	28,803	6.57	30,297	6.25
Multi-Sector Holdings(1)	23,394	5.33	23,222	4.79
Consumer Services	20,845	4.76	19,851	4.09
Pharmaceuticals, Biotechnology & Life Sciences	2,020	0.46	1,994	0.41
Total	$886,346	202.25%	$927,402	191.23%

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

For the three months ended March 31, 2026, the Company had a net realized gain of $0.2 million and a net change in unrealized loss of $1.4 million from its investments in warrants. For the three months ended March 31, 2025, the Company had a realized loss of $1.3 million and a net change in unrealized gains of $0.8 million from its investments in warrants. Realized gains and losses from warrants are included in the respective control, affiliate, or non-control/non-affiliate "Net realized gain (loss)" on the Consolidated Statements of Operations. Unrealized gains and losses from investments in warrants are included in the respective control, affiliate, or non-control/non-affiliate "Net change in unrealized gain (loss)" on the Consolidated Statements of Operations.

The following table shows the Company's outstanding foreign currency forward contracts as of March 31, 2026 (in thousands):

Foreign Currency	Counterparty	Maturity Date	Notional Amount to be Sold (£)	Notional Amount to be Purchased ($)	Unrealized Gain (Loss) ($)
British Pound Sterling (GBP)	Canadian Imperial Bank of Commerce	5/14/2026	21,964	28,873	(176)
Total					$(176)

The following table shows the Company's outstanding foreign currency forward contracts as of December 31, 2025 (in thousands):

Foreign Currency	Counterparty	Maturity Date	Notional Amount to be Sold (£)	Notional Amount to be Purchased ($)	Unrealized Gain (Loss) ($)
British Pound Sterling (GBP)	Canadian Imperial Bank of Commerce	5/14/2026	21,964	28,873	(711)
Total					$(711)

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by either party. The Company’s unrealized loss on derivative instruments is reported as "Foreign currency forward contracts" on the Consolidated Statements of Assets and Liabilities. The following table presents the Company’s liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of March 31, 2026 (in thousands):

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged	Cash Collateral Pledged	Net Amount of Derivative Liabilities (1)
Canadian Imperial Bank of Commerce	$(176)	$-	$-	$-	$(176)
Total	$(176)	$-	$-	$-	$(176)
(1)
Net amount of derivative liabilities represents the net amount due from the Company to the counterparty.

The following table presents the Company’s liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of December 31, 2025 (in thousands):

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of March 31, 2026 and December 31, 2025 (in thousands):

	Level 1	Level 2	Level 3	Measured at Net Asset Value(1)	Total
As of March 31, 2026
Portfolio Investments
Senior Secured Loans	$-	$-	$822,899	$-	$822,899
Second Lien Loans	-	-	6,652	-	6,652
Preferred Stock/Units	-	-	29,275	-	29,275
Common Stock/Units	15	-	15	-	30
Equity Interest	-	-	-	13,035	13,035
Warrants	-	168	14,287	-	14,455
Total Portfolio Investments	15	168	873,128	13,035	886,346
Cash equivalents	1,562	-	-	-	1,562
Foreign Currency Forward Contract	-	(176)	-	-	(176)
Total	$1,577	$(8)	$873,128	$13,035	$887,732

As of December 31, 2025
Portfolio Investments
Senior Secured Loans	$-	$-	$853,893	$-	$853,893
Second Lien Loans	-	-	6,434	-	6,434
Preferred Stock/Units	-	-	36,264	-	36,264
Common Stock/Units	42	-	18	-	60
Equity Interest	-	-	1,493	13,253	14,746
Warrants	-	423	15,582	-	16,005
Total Portfolio Investments	42	423	913,684	13,253	927,402
Cash equivalents	2,849	-	-	-	2,849
Foreign Currency Forward Contract	-	(711)	-	-	(711)
Total	$2,891	$(288)	$913,684	$13,253	$929,540

(1)
In accordance with ASC 820, the Company's equity investment in Runway-Cadma I LLC is measured using the net asset value as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy.

The Company transfers investments in and out of Levels 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the three months ended March 31, 2026, the Company did not have any transfers of investments between levels.

The following table presents a rollforward of Level 3 assets measured at fair value as of March 31, 2026 (in thousands):

	Senior Secured Loans	Second Lien Loans	Preferred Stock/Units	Common Stock/Units	Equity Interest	Warrants	Total
Fair value at December 31, 2025	$853,893	$6,434	$36,264	$18	$1,493	$15,582	$913,684
Transfers in (out) of Level 3	-	-	-	-	-	-	-
Purchases of investments(1)	15,477	-	2,000	-	-	-	17,477
PIK interest	4,583	214	-	-	-	-	4,797
Sales or prepayments of investments(1)	(15,000)	-	-	-	(2,000)	(380)	(17,380)
Scheduled principal repayments of investments	(1,934)	-	-	-	-	-	(1,934)
Amortization of fixed income premiums or accretion of discounts and ETP	1,904	8	-	-	-	-	1,912
Net realized gain (loss)	-	-	-	-	1,050	207	1,257
Net change in unrealized gain (loss)	(36,024)	(4)	(8,989)	(3)	(543)	(1,122)	(46,685)
Fair value at March 31, 2026	$822,899	$6,652	$29,275	$15	$-	$14,287	$873,128
Net change in unrealized gain (loss) on Level 3 investments still held as of March 31, 2026	$(35,664)	$(4)	$(8,988)	$(3)	$-	$(1,035)	$(45,694)
(1)
Net of reorganization and restructuring of investments.

The following table presents a rollforward of Level 3 assets measured at fair value as of March 31, 2025 (in thousands):

	Senior Secured Loans	Second Lien Loans	Preferred Stock/Units	Common Stock/Units	Equity Interest	Warrants	Total
Fair value at December 31, 2024	$950,092	$20,152	$73,460	$16	$1,198	$13,752	$1,058,670
Transfers in (out) of Level 3	-	-	-	-	-	-	-
Purchases of investments(1)	15,061	-	-	-	-	259	15,320
PIK interest	3,188	72	-	-	-	-	3,260
Sales or prepayments of investments	(36,906)	-	(37,355)	-	-	-	(74,261)
Scheduled repayments of investments	(3,665)	-	-	-	-	-	(3,665)
Amortization of fixed income premiums or accretion of discounts and ETP	1,155	34	-	-	-	-	1,189
Net realized gain (loss)	-	-	9,255	-	-	(1,083)	8,172
Net change in unrealized gain (loss)	(2,853)	58	(18,122)	-	(203)	659	(20,461)
Fair Value at March 31, 2025	$926,072	$20,316	$27,238	$16	$995	$13,587	$988,224
Net change in unrealized gain (loss) on Level 3 investments still held as of March 31, 2025	$(2,332)	$58	$(8,866)	$-	$(203)	$(247)	$(11,590)
(1)
Net of reorganization and restructuring of investments.

The following table provides quantitative information regarding Level 3 fair value measurements as of March 31, 2026 (in thousands):

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Senior Secured Loans(1)	$661,338	Discounted Cash Flow Analysis	Discount rate	10.4% - 18.7% (13.6%)
			Origination yield	10.2% - 19.1% (13.7%)
			Revenue multiples	0.57x - 7.32x (3.22x)
	161,561	PWERM	Discount rate	19.8% - 45.8% (30.2%)
			Origination yield	12.3% - 29.9% (14.8%)
			Revenue multiples	0.21x - 3.45x (1.98x)
Second Lien Loans(1)	6,652	Discounted Cash Flow Analysis	Discount rate	21.3% - 21.3% (21.3%)
			Origination yield	18.4% - 18.4% (18.4%)
			Revenue Multiples	2.72x - 2.72x (2.72x)
Preferred Stock/Units	26,850	Current Value Method (4)	Risk-free interest rate	3.4% - 3.4% (3.4%)
			Average industry volatility	52.5% - 80.0% (62.4%)
			Estimated time to exit	2.0 - 3.0 (2.6 years)
	425	Option Pricing Model	Risk-free interest rate	3.4% - 3.5% (3.4%)
			Average industry volatility	35.0% - 60.0% (49.5%)
			Estimated time to exit	2.2 - 3.5 (2.5 years)
			Revenue multiples	2.60x - 2.72x (2.60x)
	2,000	PWERM	Risk-free interest rate	3.5% - 3.5% (3.5%)
			Average industry volatility	44.4% - 44.4% (44.4%)
			Estimated time to exit	4.8 - 4.8 (4.8 years)
			Revenue multiples	1.88x - 1.88x (1.88x)
Common Stock/Units	15	Option Pricing Model	Risk-free interest rate	3.4% - 3.4% (3.4%)
			Average industry volatility	60.0% - 60.0% (60.0%)
			Estimated time to exit	3.0 - 3.0 (3.0 years)
Warrants(2)	11,298	Option Pricing Model	Risk-free interest rate	3.4% - 3.5% (3.4%)
			Average industry volatility	27.5% - 85.0% (50.5%)
			Estimated time to exit	2.0 - 5.0 (3.1 years)
			Revenue multiples	1.72x - 91.22x (3.44x)
	2,989	PWERM (3)	N/A	N/A

Total Level 3 Investments	$873,128
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
(2)
The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are inputs used in the OPM, which include industry volatility, risk free interest rate and estimated time to exit. The Equity Allocation model and the Black Scholes model were the main OPMs used during the period ended March 31, 2026. PWERM and other techniques were used as determined appropriate. Significant increases or decreases in the inputs in isolation would result in a significantly higher or lower fair value measurement, depending on the materiality of the investment. However, a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase or decrease in the unobservable inputs. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.
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

Fair Value of Financial Instruments Reported at Cost

The Company records its debt at amortized cost on the Consolidated Statements of Assets and Liabilities. The fair value of the Company’s Credit Facility and April 2028 Notes (each defined in "Note 7 – Borrowings") are estimated using Level 3 inputs, which involves discounting the remaining payments based on comparable market rates for similar instruments as of the measurement date. The July 2027 Notes and February 2031 Notes are publicly traded on NASDAQ and are valued using Level 1 inputs, reflecting the most recent market prices of $25.23 and $25.00 per share as of March 31, 2026, respectively. As of December 31, 2025, the market prices were $25.24 and $25.24 per share, respectively. On March 5, 2026, the Company fully redeemed $51.75 million of its December 2027 Notes and, accordingly, the December 2027 Notes were no longer outstanding as of March 31, 2026. Additionally, the Company partially redeemed $40.25 million of its July 2027 Notes.

The following table provides additional information about the approximate fair value and level in the fair value hierarchy of the Company’s outstanding borrowings as of March 31, 2026 and December 31, 2025 (in thousands):

		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total
As of March 31, 2026
Credit Facility	$176,105	$-	$-	$183,803	$183,803
July 2027 Notes	39,898	40,612	-	-	40,612
April 2028 Notes	106,709	-	-	112,256	112,256
February 2031 Notes	100,337	103,250	-	-	103,250
Total	$423,049	$143,862	$-	$296,059	$439,921

As of December 31, 2025
Credit Facility	$168,783	$-	$-	$179,962	$179,962
April 2026 Notes	24,962	-	-	25,528	25,528
July 2027 Notes	79,649	81,272	-	-	81,272
December 2027 Notes	51,030	52,247	-	-	52,247
April 2028 Notes	106,696	-	-	93,848	93,848
Total	$431,120	$133,519	$-	$299,338	$432,857

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

In the event that a portfolio company completely fails to perform according to the terms of their loan agreement, the amount of loss due to credit risk from the Company's investments would equal the sum of the Company’s recorded investments in the portfolio company and the portion of unfunded commitments currently eligible to be drawn. Refer to "Note 8 – Commitments, Contingencies, and Off-Balance Sheet Arrangements" for a summary of the aggregate balance of unfunded commitments as of March 31, 2026. The Company predominantly collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property.

As of March 31, 2026 and December 31, 2025, the Company’s five largest debt investments in portfolio companies represented 30.0% and 29.7%, respectively, of the total fair value of the Company’s debt investments in portfolio companies. As of March 31, 2026 and December 31, 2025, the Company had debt investments in 16 and 17 portfolio companies, respectively, that represented 5% or more of the Company’s net assets.

Note 7 – Borrowings

The following table shows the Company's borrowings as of March 31, 2026 and December 31, 2025 (in thousands):

	Total Commitment	Face Value	DFC	Carrying Value
As of March 31, 2026
Credit Facility	$550,000	$180,000	$(3,895)	$176,105
July 2027 Notes	40,250	40,250	(352)	39,898
April 2028 Notes	107,000	107,000	(291)	106,709
February 2031 Notes	103,250	103,250	(2,913)	100,337
Total	$800,500	$430,500	$(7,451)	$423,049

As of December 31, 2025
Credit Facility	$550,000	$173,000	$(4,217)	$168,783
April 2026 Notes	25,000	25,000	(38)	24,962
July 2027 Notes	80,500	80,500	(851)	79,649
December 2027 Notes	51,750	51,750	(720)	51,030
April 2028 Notes	107,000	107,000	(304)	106,696
Total	$814,250	$437,250	$(6,130)	$431,120

For the three months ended March 31, 2026 and 2025, the components of interest expense, amortization of deferred financing costs, unused fees on the Credit Facility (as defined below), and any other costs associated with the Company's borrowings were as follows (in thousands):

	Interest Expense	Amortization of DFC (1)	Unused Facility and Other Fees	Total Interest and Other Debt Financing Expenses	Weighted Average Cost of Debt
Three Months Ended March 31, 2026
Credit Facility	$2,440	$330	$888	$3,658	11.03%
April 2026 Notes	119	38	-	157	11.46
July 2027 Notes	1,291	498	-	1,789	10.75
December 2027 Notes	736	728	-	1,464	16.39
April 2028 Notes	2,009	97	-	2,106	7.98
February 2031 Notes	1,206	106	-	1,312	8.14
Total	$7,801	$1,797	$888	$10,486	9.96%

Three Months Ended March 31, 2025
Credit Facility	$4,727	$456	$556	$5,739	9.00%
April 2026 Notes	534	36	-	570	9.11
December 2026 Notes	744	59	-	803	4.59
July 2027 Notes	1,509	145	-	1,654	8.22
August 2027 Notes	350	35	-	385	7.70
December 2027 Notes	1,035	101	-	1,136	8.78
Total	$8,899	$832	$556	$10,287	8.19%

(1)
Amortization of deferred financing costs includes non-recurring acceleration of deferred debt financing costs related to prepayments, resulting in a higher expenses and weighted average cost of debt for the three months ended March 31, 2026 when compared to the three months ended March 31, 2025,. Accelerated deferred financing costs totaled $38.4 thousand for the April 2026 Notes repaid on January 21, 2026, and $0.4 million and $0.7 million for the July 2027 and December 2027 Notes, respectively, repaid on March 5, 2026.

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

As of March 31, 2026, the Company had $550.0 million in total commitments available under the Credit Facility, subject to an accordion feature that allows the Company to increase the total commitments under the Credit Facility up to $600.0 million. The availability period under the Credit Facility expires on March 18, 2028 and is followed by a one-year amortization period. The stated maturity date under the Credit Facility is March 18, 2029, unless extended.

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

For the three months ended March 31, 2026, the weighted average outstanding principal balance was $144.4 million and the weighted average effective interest rate was 6.85%. For the three months ended March 31, 2025, the weighted average outstanding principal balance was $255.2 million and the weighted average effective interest rate was 7.51%.

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

April 2026 Notes

The April 2026 Notes bore an interest rate of 8.54% per year and were due on April 13, 2026, unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the April 2026 Notes was due semiannually in arrears on April 13 and October 13 of each year. The April 2026 Notes were repaid in full by the Company on January 21, 2026 and are no longer outstanding.

Aggregate costs in connection with the April 2026 Notes issuance were $0.4 million, and were capitalized as deferred financing costs upon issuance. As of the repayment date, January 21, 2026, remaining deferred financing costs were $38.4 thousand, which were fully expensed upon repayment of the notes. Accordingly, as of March 31, 2026, no deferred financing costs related to the April 2026 Notes remained.

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

Interest on the 2027 Notes is due quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. The July 2027 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after July 28, 2024, at a redemption price of $25 per July 2027 Note plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption. The July 2027 Notes are general unsecured obligations of the Company that rank pari passu with the Company's existing and future unsecured, unsubordinated indebtedness. On March 5, 2026, the Company redeemed $40.25 million of the $80.5 million in aggregate principal of the July 2027 Notes in accordance with the terms of the indenture governing the July 2027 Notes. As a result of the partial redemption, $0.4 million of deferred financing costs were expensed upon prepayment of the notes.

Aggregate costs in connection with the July 2027 Notes issuance, including the underwriter’s discount and commissions, were $2.8 million, and were capitalized and deferred. As of March 31, 2026 and December 31, 2025, deferred financing costs related to the July 2027 Notes were $0.4 million and $0.9 million, respectively.

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

Interest on the December 2027 Notes was due quarterly in arrears on March 1, June 1, September 1, and December 1 of each year. The December 2027 Notes were general unsecured obligations of the Company that ranked pari passu with the Company's existing and future unsecured, unsubordinated indebtedness. On March 5, 2026, the Company redeemed in full the $51.75 million in aggregate principal of the December 2027 Notes in accordance with the terms of the indenture governing the December 2027 Notes.

Aggregate costs in connection with the December 2027 Notes issuance, including the underwriter's discount and commissions, were $1.9 million, and were capitalized and deferred upon issuance. As of March 05, 2026, remaining deferred financing costs related to the December 2027 Notes were $0.7 million, which were fully expensed upon repayment of the notes.

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

Interest on the April 2028 Notes is due semiannually in arrears on April 7 and October 7 of each year. The April 2028 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

Aggregate costs in connection with the April 2028 Notes issuance were $0.4 million and were capitalized and deferred upon issuance. As of March 31, 2026, remaining deferred financing costs related to the April 2028 Notes were $0.3 million.

2031 Notes

February 2031 Notes

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

Interest on the February 2031 Notes is due quarterly in arrears on March 1, June 1, September 1, and December 1 of each year. The February 2031 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option on or after February 3, 2028, at a redemption price of $25 per February 2031 Note plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption. The February 2031 Notes are general unsecured obligations of the Company that rank pari passu with the Company's existing and future unsecured, unsubordinated indebtedness.

Aggregate costs in connection with the February 2031 Notes issuance, including the underwriter's discount and commissions, were $3.0 million, and were capitalized and deferred upon issuance. As of March 31, 2026, remaining deferred financing costs related to the February 2031 Notes were $2.9 million.

Note 8 – Commitments, Contingencies, and Off-balance Sheet Arrangements

Commitments

The following table provides the Company’s contractual obligations as of March 31, 2026 and December 31, 2025 (in thousands):

	Payments Due by Period (1)
	Less than 1 Year	1-3 years	3-5 years	More than 5 Years	Total
As of March 31, 2026
Borrowings (2)
Credit Facility	$-	$180,000	$-	$-	$180,000
2027 Notes	-	40,250	-	-	40,250
2028 Notes	-	107,000	-	-	107,000
2031 Notes	-	-	103,250	-	103,250
Total Borrowings	-	327,250	103,250	-	430,500
Deferred Incentive Fees	4,357	6,287	2,710	84	13,438
Foreign Currency Forward Contracts	(176)	-	-	-	(176)
Total	$4,181	$333,537	$105,960	$84	$443,762

As of December 31, 2025
Borrowings (2)
Credit Facility	$-	$-	$173,000	$-	$173,000
2026 Notes	25,000	-	-	-	25,000
2027 Notes	-	132,250	-	-	132,250
2028 Notes	-	107,000	-	-	107,000
Total Borrowings	25,000	239,250	173,000	-	437,250
Deferred Incentive Fees	4,197	5,309	2,659	84	12,249
Foreign Currency Forward Contracts	(711)	-	-	-	(711)
Total	$28,486	$244,559	$175,659	$84	$448,788

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

The Company's unfunded commitments to provide debt and equity financing to its portfolio companies and Runway-Cadma I LLC amounted to $179.2 million and $145.5 million as of March 31, 2026 and December 31, 2025, respectively, shown in the table below (in thousands):

Portfolio Company	Investment Type	March 31, 2026	December 31, 2025
13Scents, Inc.	Senior Secured Term Loan	$40,500	$-
13Scents, Inc.	Senior Secured Revolver	5,786	-
Autobooks, Inc.	Senior Secured Term Loan	5,400	10,400
Blueshift Labs, Inc.	Senior Secured Term Loan	-	150
Bombora, Inc.	Senior Secured Term Loan	500	500
CarNow, Inc.	Senior Secured Term Loan	4,000	4,000
Digicert, Inc.	Senior Secured Revolver	673	673
HR Pharmaceuticals, LLC	Senior Secured Term Loan	2,386	-
Marley Spoon SE	Senior Secured Term Loan	752	5,756
Marley Spoon SE	Senior Secured Revolver	4,851	4,851
Onward Medical, N.V.	Senior Secured Term Loan	38,982	38,982
Route 92 Medical, Inc.	Senior Secured Term Loan	20,000	20,000
Runway-Cadma I LLC	Joint Venture	22,820	22,718
Shepherd Intermediate, LLC (dba FHAS)	Senior Secured Term Loan	2,083	2,083
Shepherd Intermediate, LLC (dba FHAS)	Senior Secured Revolver	417	417
Shield Therapeutics PLC	Senior Secured Term Loan	18,000	18,000
Snap! Mobile, Inc.	Senior Secured Term Loan	-	5,000
Swing Education, Inc.	Senior Secured Term Loan	2,000	2,000
Swing Education, Inc.	Senior Secured Revolver	10,000	10,000
Total unused commitments to extend financing		$179,150	$145,530

The Company may also enter into foreign currency forward contracts to mitigate its exposure to foreign currency fluctuations associated with certain investments denominated in foreign currencies. While these contracts are recognized on the Consolidated Statements of Assets and Liabilities at fair value in accordance with ASC 815, they are also considered off-balance sheet arrangements because they may result in future cash payments or receipts that are not fully reflected in the financial statements as of March 31, 2026. As of March 31, 2026 and December 31, 2025, the Company had outstanding forward currency contracts with a total notional amount of $28.9 million to purchase foreign currencies. For more information on the contracts and related maturities, refer to "Note 4 - Investments."

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

Initial Public Offering

On October 25, 2021, the Company closed its IPO, issuing 6,850,000 shares of its common stock at a public offering price of $14.60 per share. Net of underwriting fees and offering costs, the Company received net cash proceeds of $93.0 million. The Company’s common stock began trading on NASDAQ on October 21, 2021 under the symbol "RWAY."

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

On July 30, 2024, the Board of Directors approved a share repurchase program (the "Third Repurchase Program"), under which the Company was authorized to repurchase up to $15.0 million of its outstanding shares of common stock, at management's discretion from time to time in open-market transactions and in accordance with all applicable securities laws and regulations. The Company repurchased 1,199,867 shares in connection with the Third Repurchase Program for an aggregate purchase price of $12.5 million. The Third Repurchase Program expired on July 30, 2025.

On May 7, 2025, the Board of Directors approved a share repurchase program (the "Fourth Repurchase Program"), under which the Company was authorized to repurchase up to $25.0 million of its outstanding shares of common stock, at management's discretion from time to time in open-market transactions and in accordance with all applicable securities laws and regulations. The Fourth Repurchase Program was scheduled to terminate upon the earlier of (i) May 7, 2026 or (ii) the repurchase of $25.0 million of the Company's shares of common stock and expired in accordance with its terms on May 7, 2026. From the inception of the Fourth Repurchase Program through March 31, 2026, the Company repurchased 1,213,391 shares for an aggregate purchase price of $12.5 million.

Cumulative repurchases under all repurchase programs totaled 5,246,541 shares at an aggregate purchase price of $59.3 million.

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

For the three months ended March 31, 2026, the Company declared and paid dividends in the amount of $11.9 million, of which $11.7 million was distributed in cash, with the remainder distributed in the form of 31,242 shares of the Company's common stock purchased by the Company in the open market and distributed to stockholders pursuant to the Dividend Reinvestment Plan. For the three months ended March 31, 2025, the Company declared dividends in the amount of $13.4 million, of which $13.2 million was payable in cash, with the remainder to be distributed in the form of shares of the Company's common stock purchased by the Company in the open market and distributed to stockholders pursuant to the Dividend Reinvestment Plan.

The following table summarizes the distributions declared and paid for the year ended 2025 and the quarter ended March 31, 2026:

Type	Declaration Date	Record Date	Payment Date	Amount per Share
Quarterly	March 20, 2025	March 31, 2025	April 14, 2025	0.33
Supplemental	March 20, 2025	March 31, 2025	April 14, 2025	0.03
Quarterly	May 7, 2025	May 19, 2025	June 3, 2025	0.33
Supplemental	May 7, 2025	May 19, 2025	June 3, 2025	0.02
Quarterly	August 6, 2025	August 18, 2025	September 2, 2025	0.33
Supplemental	August 6, 2025	August 18, 2025	September 2, 2025	0.03
Quarterly	November 5, 2025	November 17, 2025	December 3, 2025	0.33
	Total distribution declared during the year ended December 31, 2025			$1.40
Quarterly	February 25, 2026	March 10, 2026	March 24, 2026	0.33
	Total distribution declared during the quarter ended March 31, 2026			$0.33

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

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized gain (loss) on investments for federal income tax purposes as of and for the period ended March 31, 2026 and the year ended December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Tax cost on investments	$983,620	$978,163
Change in unrealized gain on a tax basis	$45,997	$29,485
Change in unrealized loss on a tax basis	(143,446)	(80,958)
Net unrealized gain (loss) on a tax basis	$(97,449)	$(51,473)

The Company accounts for income taxes in conformity with ASC Topic 740, Income Taxes ("ASC 740"). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions deemed to meet a "more-likely-than-not" threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as "Tax expense" on the Consolidated Statements of Operations. There were no material uncertain income tax positions at March 31, 2026 or December 31, 2025. Although the Company files federal and state tax returns, the Company's major tax jurisdiction is federal. The previous three tax year-ends and the interim tax period since then remain subject to examination by the Internal Revenue Service.

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

Note 12 – Financial Highlights

The following table sets forth the financial highlights for the three months ended March 31, 2026 and 2025 (in thousands, except for per share data and ratios):

	Three Months Ended March 31,
	2026	2025
Per Share Data(1):
Net asset value at beginning of period	$13.42	$13.79
Net investment income	0.29	0.42
Net realized gain (loss)	0.03	0.16
Net change in unrealized gain (loss)	(1.28)	(0.53)
Total from investment operations	(0.96)	0.05

Distributions	(0.33)	(0.36)
Net asset value at end of period	$12.13	$13.48

Ratio/Supplemental Data:
Total return based on net asset value(3)	(7.15)%	0.36%
Total return based on market value(4)	(19.37)%	(2.28)%
Ratio of net investment income to average net assets(5)(6)	8.81%	12.08%
Ratio of total operating expenses to average net assets(5)(6)	15.61%	15.34%
Ratio of total operating expenses, excluding incentive fees, to average net assets(5)	13.45%	12.29%
Portfolio turnover rate(7)	1.92%	1.48%

Per share market value at beginning of period	$8.93	$10.96
Per share market value at end of period	$6.87	$10.35
Net assets at beginning of period	$484,969	$514,869
Net assets at end of period	$438,228	$503,290
Weighted average net assets	$489,132	$523,497
Weighted average shares outstanding for the period, basic	36,134,037	37,347,428
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

Note 13 - Subsequent Events

The Company evaluated events subsequent to March 31, 2026 through May 7, 2026. There have been no subsequent events that occurred during such period that would require recognition or disclosure, except as disclosed below.

Distributions

On May 5, 2026, the Board of Directors declared a distribution of $0.33 per share for stockholders of record as of May 18, 2026, payable on or before June 2, 2026.

Recent Portfolio Activity

From March 31, 2026 through May 7, 2026, the Company funded $44.4 million in unfunded commitments on existing investments.

Repurchase Program

On May 5, 2026, the Board of Directors approved a share repurchase program (the “New Repurchase Program”) under which the Company may repurchase up to $15.0 million of its outstanding shares of common stock. Under the New Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. If not renewed, the New Repurchase Program will terminate upon the earlier of (i) May 7, 2027 or (ii) the repurchase of $15.0 million of the Company's outstanding shares of common stock.

Retirement and Appointment of Certain Officers

The Company

On May 5, 2026, Thomas B. Raterman notified the Board of Directors that he would retire from his positions as the Company’s Chief Operating Officer, Chief Financial Officer, Treasurer and Corporate Secretary effective as of the close of business on June 30, 2026, at which time he will become Vice Chairman of RGC. In that role, he will focus on strategic initiatives that include portfolio optimization, platform-level mergers and acquisitions, capital markets transactions, and capital formation. Mr. Raterman will also continue to serve as a member of the investment committee of RGC.

On May 5, 2026, the Board of Directors elected Carmela Thomson to serve as the Company’s Chief Financial Officer, Treasurer and Corporate Secretary effective as of the close of business on June 30, 2026.

Please refer to “Part II, Item 5. Other Information” for additional information.

The Investment Adviser

Effective as of April 6, 2026, David Spreng, the Company's Chief Executive Officer and President, returned to his role as Chief Investment Officer of RGC in place of Greg Greifeld.

In connection with the Merger (as defined below), John David Tamas became a managing director of healthcare and life sciences investing at RGC.

Effective as of April 30, 2026, Avisha Khubani was promoted to Chief Credit Officer at RGC.

SWK Acquisition

On April 6, 2026, the Company completed its previously announced acquisition of SWK Holdings Corporation, a Delaware corporation ("SWK"), pursuant to that certain Agreement and Plan of Merger (the "Merger Agreement"), dated as of October 9, 2025, by and among the Company, SWK, RWAY Portfolio Holding Corp., a Delaware corporation and a direct wholly-owned subsidiary of the Company ("Intermediary Sub"), RWAY Portfolio Corp., a Delaware corporation and a wholly-owned subsidiary of Intermediary Sub ("Acquisition Sub") and RGC, a Delaware limited liability company (the "Adviser"). Pursuant to the Merger Agreement, SWK first merged with and into Acquisition Sub, with Acquisition Sub as the surviving company (the "First Merger"). Following the effectiveness of the First Merger, Acquisition Sub merged with and into Intermediary Sub, with Intermediary Sub as the surviving company (the "Second Merger"). Following the effectiveness of the Second Merger, Intermediary Sub merged with and into the Company, with the Company as the surviving company (the "Third Merger" and, together with the First Merger and the Second Merger, the "Mergers").

In accordance with the terms of the Merger Agreement, at the effective time of the First Merger, each outstanding share of common stock, par value $0.001 per share, of SWK ("SWK Common Stock") was converted into the right to receive (i) either (A) 1.7264 shares of common stock, par value $0.01 per share, of the Company ("Company Common Stock") or (B) $20.59 in cash (based on the election of the holder thereof in accordance with the terms of the Merger Agreement (and subject to the proration as provided therein)) plus (ii) $0.74 in cash, which represents a pro rata share of the guaranteed cash payment paid by the Adviser. As a result, the Company issued an aggregate of 6,330,509 shares of its common stock to SWK's former stockholders. No fractional shares were issued in the First Merger and the value of any fractional shares of Company Common Stock that a former holder of SWK Common Stock would otherwise be entitled to receive will be paid in cash.

Third Supplemental Indenture for the SWK 2027 Notes

On April 6, 2026, the Company entered into a third supplemental indenture (the "Third Supplemental Indenture") by and between the Company and Wilmington Trust, National Association (the "Trustee"), effective as of the closing of the Merger. The Third Supplemental Indenture relates to the Company's assumption of $33.0 million in aggregate principal amount of SWK's 9.00% Senior Notes due 2027 (the "2027 Notes").

Pursuant to the Third Supplemental Indenture, the Company expressly assumed the obligations of SWK for the due and punctual payment of the principal of, and premium, if any, and interest on all the 2027 Notes, and the due and punctual performance and observance of all of the covenants and conditions of the indenture, dated October 3, 2023 (the "Base Indenture"), by and between SWK and the Trustee, as amended by the First Supplemental Indenture, dated as of October 3, 2023 and the Second Supplemental Indenture dated as of April 6, 2026.

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

•
the risk that stockholders litigation in connection with Mergers may result in significant costs of defense and liability; and
•
the other risks, uncertainties and other factors we identify under "Risk Factors" in Part I, Item 1A of our annual report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC") on March 12, 2026, and in this quarterly report on Form 10-Q.

Although we believe the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this quarterly report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in "Risk Factors" in Part I, Item 1A of our annual report on Form 10-K, filed with the SEC on March 12, 2026.

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

Overview

Runway Growth Finance Corp. ("we," "us," or "our"), a Maryland corporation formed on August 31, 2015, is structured as an externally managed, non-diversified closed-end management investment company. On August 18, 2021, we changed our name to "Runway Growth Finance Corp." from "Runway Growth Credit Fund Inc." We are a specialty finance company focused on providing senior secured loans to high growth-potential companies in technology, healthcare, business services, financial services, select consumer services and products and other high-growth industries. Our goal is to create significant value for our stockholders and the entrepreneurs we support by providing high growth-potential companies with hybrid debt and equity financing that is more flexible than traditional credit and less dilutive than equity. Our investment objective is to maximize our total return to our stockholders primarily through current income on our loan portfolio, and secondarily through capital gains on our warrants and other equity positions. Certain of the loans in which we may invest or obtain exposure to through our investments in structured securities may be deemed "Covenant-Lite Loans," which means the loans contain fewer or no maintenance covenants compared to other loans and do not include terms which allow the lender to declare a default if certain covenants are breached. We are managed by Runway Growth Capital, an experienced provider of growth financing for dynamic, late and growth-stage companies. As of March 31, 2026, we had an investment portfolio of $886.3 million at fair value, and a net asset value of $438.2 million. Our offices are in Chicago, Illinois; Menlo Park, California; and New York, New York.

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

Portfolio Composition and Investment Activity

Portfolio Composition

At March 31, 2026, we had investments in 56 companies, representing 23 companies in which we held a combination of debt and equity investments, nine companies in which we held debt investments only, 23 companies in which we held equity investments only, and one company in which we held equity interests only. At December 31, 2025, we had investments in 56 companies, representing 23 companies in which we held a combination of debt and equity investments, eight companies in which we held debt investments only, 23 companies in which we held equity investments only, and two companies in which we held equity interests only.

The following table shows the fair value of our investments, by asset class, as of March 31, 2026 and December 31, 2025 (in thousands):

	Cost	Fair Value	% of Total Portfolio
As of March 31, 2026
Senior Secured Loans	$882,738	$822,899	92.85%
Second Lien Loans	6,619	6,652	0.75
Preferred Stock/Units	53,920	29,275	3.30
Common Stock/Units	5,415	30	-
Equity Interest	12,180	13,035	1.47
Warrants	24,584	14,455	1.63
Total	$985,456	$886,346	100.00%

As of December 31, 2025
Senior Secured Loans	$877,707	$853,893	92.07%
Second Lien Loans	6,398	6,434	0.69
Preferred Stock/Units	51,920	36,264	3.91
Common Stock/Units	5,415	60	0.01
Equity Interest	13,233	14,746	1.59
Warrants	24,757	16,005	1.73
Total	$979,430	$927,402	100.00%

For the three months ended March 31, 2026, our debt investment portfolio had a dollar-weighted annualized yield of 14.2%. For the three months ended March 31, 2025, our debt investment portfolio had a dollar-weighted annualized yield of 15.4%. We calculate the yield on dollar-weighted debt investments for any period measured as (1) total related investment income during the period divided by (2) the daily average of the fair value of debt investments outstanding during the period, including any debt investments on non-accrual status. As of March 31, 2026, our debt investments had a dollar-weighted average term of 53 months at origination and a dollar-weighted average remaining term of 29 months, or approximately 2.4 years. As of March 31, 2026, substantially all of our debt investments had a committed principal amount of between $2.0 million and $68.5 million and pay cash interest at annual interest rates of between 6.3% and 14.7%.

The following table shows our dollar-weighted annualized yield by investment type for the three months ended March 31, 2026 and 2025:

	Fair Value(1)		Cost(2)
	Three Months Ended March 31,		Three Months Ended March 31,
	2026	2025	2026	2025
Investment type:
Debt investments	14.22%	15.44%	13.80%	15.15%
Equity interest	4.84%	1.85%	3.40%	1.46%
All investments	13.50%	14.48%	12.73%	13.97%

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

Investment Activity

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments, as well as repayments and sales of existing investments. During the three months ended March 31, 2026, we funded $7.5 million in one new portfolio company and $10.0 million in three existing companies, net of upfront loan origination fees and refinances. We also received $1.9 million in scheduled principal repayments from four portfolio companies, as well as $17.5 million in sales and prepayments, which is comprised of (i) $15.0 million in loan proceeds from one portfolio company and (ii) $2.5 million in proceeds from the sale of equity investments. During the three months ended March 31, 2025, we funded $15.3 million in three existing portfolio companies, net of upfront loan origination fees and refinances. We also received $3.7 million in scheduled principal repayments from one portfolio company, as well as $75.0 million in sales and prepayments, which is comprised of (i) $36.9 million in loan proceeds from two portfolio companies and (ii) $38.1 million in proceeds from the sale of equity investments during the three months ended March 31, 2025.

Portfolio Reconciliation

The following is a reconciliation of our investment portfolio for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Beginning investment portfolio	$927,402	$1,076,840
Purchases of investments	17,477	15,320
PIK interest	4,797	3,260
Sales and prepayments of investments	(17,483)	(74,978)
Scheduled repayments of investments	(1,934)	(3,665)
Amortization of fixed income premiums or accretion of discounts	1,912	1,189
Net realized gain (loss) on investments	1,257	6,057
Net change in unrealized gain (loss) on investments	(47,082)	(19,790)
Ending investment portfolio	$886,346	$1,004,233

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

The following table shows the investment ratings of our debt investments at fair value as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026			December 31, 2025
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$6,211	0.70%	1	$6,565	0.71%	1
2	522,386	58.95	19	581,691	62.72	20
3	225,848	25.48	8	195,691	21.10	7
4	21,122	2.38	1	74,019	7.98	2
5	53,984	6.09	3	2,361	0.25	1
	$829,551	93.60%	32	$860,327	92.76%	31

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

The following table summarizes the cost, fair value, and types of income not recorded in "Interest income" on the Consolidated Statements of Operations related to senior secured term loans on non-accrual status as of March 31, 2026 and December 31, 2025 (in thousands):

	Date of Non-Accrual	Forgone Interest Income	Forgone Accretion of OID and ETP	Total Forgone Income	Cost Basis	Fair Value	Fair Value as a % of Total Portfolio
As of March 31, 2026
Investment
Blueshift Labs, Inc.	3/15/2026	$199	$-	$199	$31,647	$14,459	1.63%
Marley Spoon SE	3/31/2026	-	-	-	68,369	37,528	4.23
Mingle Healthcare Solutions, Inc.	1/1/2024	1,454	-	1,454	4,757	1,997	0.23
Total		$1,653	$-	$1,653	$104,773	$53,984	6.09%

As of December 31, 2025
Investment
Mingle Healthcare Solutions, Inc.	1/1/2024	1,306	-	1,306	4,757	2,361	0.25
Total		$1,306	$-	$1,306	$4,757	$2,361	0.25%

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

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table compares the results of our operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026		2025
	Total	Per Share(1)	Total	Per Share(1)
Investment income
Interest, fee and dividend income	$29,388	$0.81	$35,209	$0.94
Other income	62	-	189	0.01
Total investment income	29,450	0.81	35,398	0.95
Operating expenses
Management fees	3,613	0.10	4,009	0.11
Incentive fees	2,601	0.07	3,929	0.10
Interest and other debt financing expenses	10,486	0.29	10,287	0.28
Professional fees	604	0.02	454	0.01
Administration agreement expenses	648	0.02	625	0.02
Insurance expense	160	-	155	-
Tax expense	270	0.01	110	-
Other expenses	444	0.01	230	0.01
Total operating expenses	18,826	0.52	19,799	0.53
Net investment income	10,624	0.29	15,599	0.42
Realized gain (loss)	1,252	0.03	6,057	0.16
Net change in unrealized gain (loss)	(46,693)	(1.28)	(19,790)	(0.53)
Net increase (decrease) in net assets resulting from operations	$(34,817)	$(0.96)	$1,866	$0.05
(1)
The basic per share figures noted above are based on weighted averages of 36,134,037 and 37,347,428 shares outstanding for the three months ended March 31, 2026 and 2025, respectively.

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

Investment income for the three months ended March 31, 2026 and 2025, at $29.5 million and $35.4 million, respectively, and includes non-recurring income of $1.1 million and $1.9 million, respectively. Non-recurring income includes, but is not limited to, acceleration of unaccreted OID and ETP, prepayment fees, and amendment fees.

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

Operating expenses for the three months ended March 31, 2026 and 2025 were $18.8 million and $19.8 million, respectively. Operating expenses decreased for the three months ended March 31, 2026 from the three months ended March 31, 2025 primarily due to a decrease in incentive fees and managements fees, partially offset by an increase in other expenses. Operating expenses per share for the three months ended March 31, 2026 and 2025 were $0.52 and $0.53, respectively.

Management fees for the three months ended March 31, 2026 and 2025 were $3.6 million and $4.0 million, respectively. Management fees decreased for the three months ended March 31, 2026 from the three months ended March 31, 2025 due to decreased average daily gross assets. Management fees per share for the three months ended March 31, 2026 and 2025 were $0.10 and $0.11 per share, respectively. For the three months ended March 31, 2026, RGC earned base management fees at an annual rate of 1.50%. During the quarter ended December 31, 2025, ending gross assets temporarily fell below $1.0 billion, increasing the quarterly rate from 0.375% to 0.40%. With Board approval, RGC voluntarily waived the incremental fee for that period. The waiver was not subject to recoupment and did not amend the Advisory Agreement. Total fees waived for the quarter ended March 31, 2026 were approximately $240.8 thousand. For the three months ended March 31, 2025, RGC earned base management fees at an annual rate of 1.50%.

Incentive fees for the three months ended March 31, 2026 and 2025 were $2.6 million and $3.9 million, respectively. Incentive fees decreased for the three months ended March 31, 2026 from the three months ended March 31, 2025 due to a decrease in net investment income in the current quarter. For the three months ended March 31, 2026, $1.4 million of the incentive fees were payable in cash and a net $1.2 million were deferred and accrued. For the three months ended March 31, 2025, $3.0 million of the incentive fees were payable in cash and $0.9 million were deferred and accrued. Incentive fees per share for the three months ended March 31, 2026 and 2025 were $0.07 and $0.10, respectively.

Net Investment Income

Net investment income for the three months ended March 31, 2026 and 2025 was $10.6 million and $15.6 million, respectively. Net investment income decreased for the three months ended March 31, 2026 from the three months ended March 31, 2025 primarily due to a decrease in investment income resulting from a decrease in the average outstanding principal on interest-earning debt investments, partially offset by decreased performance-based incentive fees and management fees. Net investment income per share for the three months ended March 31, 2026 and 2025 was $0.29 and $0.42, respectively.

Net Realized Gain (Loss) on Investments

The net realized gain on investments of $1.3 million for the three months ended March 31, 2026 was primarily attributable to a realized gain on our equity interest position in Pivot3, Inc. The net realized gain on investments of $6.1 million for the three months ended March 31, 2025 was attributable to a realized gain on our investment in Gynesonics, Inc. offset by a realized loss on our investment in Quantum Corporation.

Net Change in Unrealized Gain (Loss) on Investments

Net change in unrealized loss on investments of $46.7 million for the three months ended March 31, 2026 was primarily due to a decrease in fair value on our loan investments in Blueshift Labs, Inc. and Marley Spoon as a result of being placed on non-accrual status within the quarter, accompanied by a decrease in fair value of our preferred stock investment in JobGet Holdings, Inc. (fka Snagajob.com, Inc.). Net change in unrealized loss on investments of $19.8 million for the three months ended March 31, 2025 was primarily due to a release of prior unrealized gain on our investment in Gynesonics, Inc. and a decrease in the fair value of our investments in JobGet Holdings, Inc. (fka Snagajob.com, Inc.), Marley Spoon SE, and zSpace, Inc. The decrease in fair value was partially offset by a release of prior unrealized loss on our investment in Quantum Corporation.

Net Increase (Decrease) in Net Assets Resulting from Operations

We had a net decrease in net assets resulting from operations of $34.8 million for the three months ended March 31, 2026, as compared to a net increase in net assets resulting from operations of $1.9 million for the three months ended March 31, 2025.

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

During the three months ended March 31, 2026 and 2025, we primarily funded our operations from (i) cash receipts from interest, dividend, and fee income from our investment portfolio, (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments, and (iii) net borrowings under our Credit Facility and (iv) net proceeds from the issuance of our February 2031 Notes which replaced our April 2026 Notes, December 2027 Notes, and a portion of our July 2027 Notes.

During the three months ended March 31, 2026, our operating activities provided $5.9 million of cash and cash equivalents, compared to $73.6 million in cash and cash equivalents provided by operating activities during the three months ended March 31, 2025. The $67.6 million decrease in cash and cash equivalents provided by operating activities was primarily due to a decrease in sales and repayments of investments.

During the three months ended March 31, 2026, our financing activities used $21.8 million of cash and cash equivalents, compared to $61.0 million of cash and cash equivalents used in financing activities during the three months ended March 31, 2025. The $39.2 million decrease in cash and cash equivalents used in financing activities was primarily due to decreased net borrowing activity of $51.3 million, partially offset by an increase in dividends paid to stockholders.

As of March 31, 2026, our net assets totaled $438.2 million, with a net asset value per share of $12.13. We intend to continue to operate in order to generate cash flows from operations, including income earned from investments in our portfolio companies. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

Available Liquidity and Capital Resources

As of March 31, 2026, we had $372.3 million in available liquidity, including $2.3 million in cash and cash equivalents, and $370.0 million available under our Credit Facility, subject to borrowing base capacity. As of March 31, 2026, we had $180.0 million of secured debt outstanding under our Credit Facility, which is a floating interest rate obligation and $250.5 million of unsecured debt outstanding under the July 2027 Notes, April 2028 Notes and February 2031 Notes, which are all fixed interest rate debt obligations. Refer to "Note 7 – Borrowings" of our consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional discussion of our debt obligations.

Pursuant to the 1940 Act, we are permitted to incur borrowings, issue debt securities, or issue preferred stock if, immediately after the borrowings or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock is at least 150%. As of March 31, 2026 and December 31, 2025, our asset coverage ratio was 202% and 211%, respectively.

As detailed above, our diverse and well-structured balance sheet is designed to provide a long-term focused and sustainable investment platform. Currently, we believe we have sufficient liquidity to support our near-term capital requirements.

Commitments and Obligations

Our significant contractual payment obligations relate to our borrowings and deferred incentive fees. As of March 31, 2026, we had $430.5 million in debt outstanding, none of which is due within the next year, $327.3 million is due within one to three years, and $103.3 million is due beyond three years. As of March 31, 2026, we had $13.4 million of deferred incentive fees, $4.4 million of which is due within the next year, $6.3 million is due within one to three years, and $2.8 million is due beyond three years.

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

Our unfunded commitments may be significant from time to time. As of March 31, 2026, we had a total of $179.2 million in unfunded commitments, which was comprised of $156.3 million to provide debt financing to our portfolio companies and $22.8 million in unfunded commitments to provide equity financing to Runway-Cadma I LLC. Unfunded contractual commitments depend upon a portfolio company reaching certain milestones before the debt commitment is available to the portfolio company, which is expected to affect our funding levels. These commitments are subject to the same underwriting and ongoing portfolio maintenance as the on-balance sheet financial instruments that we hold. From time to time, unfunded contractual commitments may expire without being drawn and thus do not represent future cash requirements. We maintain sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded commitments should the need arise. As of March 31, 2026, we had $23.3 million of available unfunded commitments to portfolio companies that are eligible to be drawn based on achieved milestones and $22.8 million in unfunded capital commitments to Runway-Cadma I LLC. Refer to "Note 8 – Commitments and Contingencies" of our consolidated financial statements in Part I, Item 1 of this Form 10-Q for a summary of unfunded commitments by portfolio company as of March 31, 2026.

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

On July 30, 2024, our Board of Directors approved a share repurchase program (the "Third Repurchase Program"), under which we were authorized to repurchase up to $15.0 million of our outstanding shares of common stock, at management's discretion from time to time in open-market transactions and in accordance with all applicable securities laws and regulations. We repurchased 1,199,867 shares in connection with the Third Repurchase Program for an aggregate purchase price of $12.5 million. The Third Repurchase Program expired on July 30, 2025.

On May 7, 2025, our Board of Directors approved a share repurchase program (the "Fourth Repurchase Program"), under which we were authorized to repurchase up to $25.0 million of our outstanding shares of common stock, at management's discretion from time to time in open-market transactions and in accordance with all applicable securities laws and regulations. The Fourth Repurchase Program was scheduled to terminate upon the earlier of (i) May 7, 2026 or (ii) the repurchase of $25.0 million of our shares of common stock and expired in accordance with its terms on May 7, 2026. From the inception of the Fourth Repurchase Program through March 31, 2026, we repurchased 1,213,391 shares for an aggregate purchase price of $12.5 million.

On May 5, 2026, our Board of Directors approved a share repurchase program (the "New Repurchase Program"), under which we may repurchase up to $15.0 million of our outstanding shares of common stock. Under the New Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. If not renewed, the New Repurchase Program will terminate upon the earlier of (i) May 7, 2027 or (ii) the repurchase of $15.0 million of our outstanding shares of common stock.

Cumulative repurchases under all repurchase programs totaled 5,246,541 shares at an aggregate purchase price of $59.3 million.

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

During the three months ended March 31, 2026, we declared and paid dividends in the amount of $11.9 million, of which $11.7 million was distributed in cash, with the remainder distributed in the form of 31,242 shares of our common stock purchased by us in the open market and distributed to stockholders pursuant to our dividend reinvestment plan (the "Dividend Reinvestment Plan"). During the three months ended March 31, 2025, we declared dividends in the amount of $13.4 million, of which $13.2 million was payable in cash, with the remainder to be distributed in the form of shares of our common stock purchased by us in the open market and distributed to stockholders pursuant to our Dividend Reinvestment Plan.

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. Refer to "Note 9 – Net Assets" of our consolidated financial statements in Part I, Item 1 of this Form 10-Q for a summary of the distributions declared and paid since inception.

Critical Accounting Estimates

The preparation of the consolidated financial statements and related disclosures in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and revenues and expenses during the period reports. On an ongoing basis, our management evaluates its estimates and assumptions, which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could materially differ from those estimates, including as a result of changes in the economic environment, financial markets, and any other parameters used in determining such estimates. Changes in our estimates and assumptions could materially impact our results of operations and financial condition. Our critical accounting estimates, including those relating to valuations of our investment portfolio, are described below. The critical accounting estimates should be read in conjunction with our risk factors as disclosed in "Risk Factors" in Part I, Item 1A of our annual report on Form 10-K, filed with the SEC on March 12, 2026. Refer to "Note 2 – Summary of Significant Accounting Policies" of our consolidated financial statements in Part I, Item 1 of this Form 10-Q for a discussion of our significant accounting policies. We consider the most significant critical accounting estimates and significant accounting policies to be those related to the valuation of our investment portfolio (Fair Value Measurements).

Investment Valuation

The most significant estimate inherent in the preparation of our consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. We measure the value of its financial instruments at fair value in accordance with ASC Topic 820, Fair Value Measurements and Disclosure ("ASC 820"), issued by the FASB. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Our investment portfolio is reported at fair value on our consolidated statements of assets and liabilities. All assets and liabilities approximate fair value on our consolidated statements of assets and liabilities, with the exception of our borrowings, which are reported at amortized cost. For more information on financial instruments reported at cost, refer to "Note 5 – Fair Value of Financial Instruments" of our consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, a financial instrument's level within the fair value hierarchy is based on the lowest level of observable or unobservable input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the instrument.

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

Rule 2a-5 under the 1940 Act established additional requirements for determining the fair value of our investments in good faith for purposes of the 1940 Act. Rule 2a-5 permits boards, in compliance with certain conditions, to designate certain parties to perform fair value determinations, subject to board oversight. Rule 2a-5 also defines when market quotations are "readily available" for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. Rule 31a-4 under the 1940 Act established additional recordkeeping requirements related to fair value determinations. Although we adopted certain revisions to its valuation policies and procedures to comply with Rule 2a-5 and Rule 31a-4, the Board of Directors has not elected to designate a valuation designee. See "Note 2 – Summary of Significant Accounting Policies" for additional information on our valuation process and procedures.

The Board of Directors makes fair value determinations on a quarterly basis and any other time when a decision regarding the fair value of the portfolio investments is required. There is no single standard for determining the fair value of investments that do not have an active public market. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. A determination of fair value of investments, particularly those of privately held companies, involves subjective judgments and estimates and depends on the facts and circumstances, including at discrete points in time. In some cases, the fair value of such investments is best expressed as a range of values derived utilizing different methodologies from which a fair value may then be determined. Due to the inherent uncertainty of determining the fair value of portfolio investments that do not have a readily available market value, the fair value of the investments may fluctuate from period to period and/or differ, significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The carrying amounts of our financial instruments, consisting of cash, investments, receivables, payables and other liabilities approximate the fair values of such items due to the short-term nature of these instruments.

Recent Developments

We evaluated events subsequent to March 31, 2026 through May 7, 2026. There have been no subsequent events that occurred during such period that would require recognition or disclosure, except as disclosed below.

Distributions

On May 5, 2026, our Board of Directors declared a quarterly distribution of $0.33 per share for our stockholders of record as of May 18, 2026, payable on or before June 2, 2026.

Recent Portfolio Activity

From March 31, 2026 through May 7, 2026, we funded $44.4 million in unfunded commitments on existing investments.

Repurchase Program

On May 5, 2026, our Board of Directors approved a share repurchase program (the "New Repurchase Program"), under which we may repurchase up to $15.0 million of our outstanding shares of common stock. Under the New Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. If not renewed, the New Repurchase Program will terminate upon the earlier of (i) May 7, 2027 or (ii) the repurchase of $15.0 million of our outstanding shares of common stock.

Retirement and Appointment of Certain Officers

The Company

On May 5, 2026, Thomas B. Raterman notified our Board of Directors that he would retire from his positions as our Chief Operating Officer, Chief Financial Officer, Treasurer and Corporate Secretary effective as of the close of business on June 30, 2026, at which time he will become Vice Chairman of RGC. In that role, he will focus on strategic initiatives that include portfolio optimization, platform-level mergers and acquisitions, capital markets transactions, and capital formation. Mr. Raterman will also continue to serve as a member of the investment committee of RGC.

On May 5, 2026, our Board of Directors elected Carmela Thomson to serve as our Chief Financial Officer, Treasurer and Corporate Secretary effective as of the close of business on June 30, 2026.

Please refer to “Part II, Item 5. Other Information” for additional information.

The Investment Adviser

Effective as of April 6, 2026, David Spreng, our Chief Executive Officer and President, returned to his role as Chief Investment Officer of RGC in place of Greg Greifeld.

In connection with the Merger (as defined below), John David Tamas became a managing director of healthcare and life sciences investing at RGC.

Effective as of April 30, 2026, Avisha Khubani was promoted to Chief Credit Officer at RGC.

SWK Acquisition

On April 6, 2026, we completed our previously announced acquisition of SWK Holdings Corporation, a Delaware corporation ("SWK"), pursuant to that certain Agreement and Plan of Merger (the "Merger Agreement"), dated as of October 9, 2025, by and among us, SWK, RWAY Portfolio Holding Corp., a Delaware corporation and a direct wholly-owned subsidiary of ours ("Intermediary Sub"), RWAY Portfolio Corp., a Delaware corporation and a wholly-owned subsidiary of Intermediary Sub ("Acquisition Sub") and Runway Growth Capital LLC, a Delaware limited liability company (the "Adviser"). Pursuant to the Merger Agreement, SWK first merged with and into

Acquisition Sub, with Acquisition Sub as the surviving company (the "First Merger"). Following the effectiveness of the First Merger, Acquisition Sub merged with and into Intermediary Sub, with Intermediary Sub as the surviving company (the "Second Merger"). Following the effectiveness of the Second Merger, Intermediary Sub merged with and into us, with us as the surviving company (the "Third Merger" and, together with the First Merger and the Second Merger, the "Mergers").

In accordance with the terms of the Merger Agreement, at the effective time of the First Merger, each outstanding share of common stock, par value $0.001 per share, of SWK ("SWK Common Stock") was converted into the right to receive (i) either (A) 1.7264 shares of common stock, par value $0.01 per share, of ours ("Company Common Stock") or (B) $20.59 in cash (based on the election of the holder thereof in accordance with the terms of the Merger Agreement (and subject to the proration as provided therein)) plus (ii) $0.74 in cash, which represents a pro rata share of the guaranteed cash payment paid by the Adviser. As a result, we issued an aggregate of 6,330,509 shares of our common stock to SWK's former stockholders. No fractional shares were issued in the First Merger and the value of any fractional shares of Company Common Stock that a former holder of SWK Common Stock would otherwise be entitled to receive will be paid in cash.

Third Supplemental Indenture for the SWK 2027 Notes

On April 6, 2026, we entered into a third supplemental indenture (the "Third Supplemental Indenture") by and between us and Wilmington Trust, National Association (the "Trustee"), effective as of the closing of the Merger. The Third Supplemental Indenture relates to our assumption of $33.0 million in aggregate principal amount of SWK's 9.00% Senior Notes due 2027 (the "2027 Notes").

Pursuant to the Third Supplemental Indenture, we expressly assumed the obligations of SWK for the due and punctual payment of the principal of, and premium, if any, and interest on all the 2027 Notes, and the due and punctual performance and observance of all of the covenants and conditions of the indenture, dated October 3, 2023 (the "Base Indenture"), by and between SWK and the Trustee, as amended by the First Supplemental Indenture, dated as of October 3, 2023 and the Second Supplemental Indenture dated as of April 6, 2026.

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

As of March 31, 2026, $739.1 million of par, or 83.7% of our debt portfolio investments bore interest at variable rates, of which approximately 79.0% were based on SOFR and 21.0% were based on Prime. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase our interest income by a maximum of $11.4 million and decrease our investment income by a maximum of $6.0 million, due to certain floors, on an annual basis.

Our debt borrowings under the Credit Facility bear interest at a floating rate, all other outstanding debt borrowings bear interest at a fixed rate. Borrowings under the Credit Facility bear interest on a per annum basis equal to the SOFR plus an applicable margin rate that ranges from 2.95% to 3.35% per annum depending on our leverage ratio and number of eligible loans in the collateral pool. For additional information regarding the interest rate associated with each of our debt borrowings, refer to "Note 7 – Borrowings" of our consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2026, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes to our investments or borrowing structure.

(In thousands except per share data)

Basis Point Change	Interest Income	Interest Expense	Net Income	NII/Share
(200)	$(5,998)	$(3,600)	$(2,398)	$(0.07)
(150)	(4,790)	(2,700)	(2,090)	(0.06)
(100)	(3,208)	(1,800)	(1,408)	(0.04)
(75)	(2,407)	(1,350)	(1,057)	(0.03)
(50)	(1,606)	(900)	(706)	(0.02)
(25)	(805)	(450)	(355)	(0.01)
25	864	450	414	0.01
50	1,982	900	1,082	0.03
75	3,286	1,350	1,936	0.05
100	4,786	1,800	2,986	0.08
150	7,881	2,700	5,181	0.14
200	11,379	3,600	7,779	0.22

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

In addition, any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved, and may be exacerbated by current economic conditions and any associated impact on foreign financial markets. See "Risk Factors – Risks Related to Our Business and Structure" in Part I, Item 1A of our annual report on Form 10-K, filed with the SEC on March 12, 2026.

Hedging

From time-to time, we may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments such as futures, options, swap contracts and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. As of March 31, 2026, we did not have any hedging instruments.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in "Risk Factors" in Part I, Item 1A of our annual report on Form 10-K, filed with the SEC on March 12, 2026.

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

Risks Related to Our Business and Structure

We are dependent upon RGC's key personnel for our future success.

We depend on the diligence, skill and investment acumen of R. David Spreng, the founder and Chief Executive Officer of RGC, along with the senior officers and other investment professionals at RGC, including Thomas Raterman, Chief Operating Officer and Chief Financial Officer. Mr. Spreng, Mr. Raterman, and the other members of RGC’s senior management evaluate, negotiate, structure, close and monitor our investments. Our future success depends on the continued service of these members of RGC’s senior management. We cannot assure you that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with us. The loss of Mr. Spreng, Mr. Raterman and/or any of the other members of RGC’s senior management could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. In addition, we can offer no assurance that RGC will continue indefinitely as RGC.

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

As part of our Fourth Repurchase Program, we have maintained repurchase plans in accordance with Rule 10b5-1 (the "Rule 10b5-1 Plan") promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Fourth Repurchase Program, we repurchased 1,213,391 shares for an aggregate purchase price of $12.5 million. Repurchases under the Fourth Repurchase Program could be made in open-market or privately negotiated transactions, and we were not obligated to repurchase any shares under the Fourth Repurchase Program. As of March 31, 2026, the approximate dollar value of shares that could yet be repurchased under the Fourth Repurchase Program was $12.5 million. The Fourth Repurchase Program expired in accordance with its terms on May 7, 2026. On May 5, 2026, our Board of Directors approved a new share repurchase program. Refer to "Note 13 – Subsequent Events" of our consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Retirement and Appointment of Certain Officers

On May 5, 2026, Thomas B. Raterman notified the Board of Directors that he would retire from his positions as the Company’s Chief Operating Officer, Chief Financial Officer, Treasurer and Corporate Secretary effective as of the close of business on June 30, 2026. Mr. Raterman’s retirement is not the result of any disagreement with the Company. To assist in an orderly transition, Mr. Raterman will continue to serve in his current role during the transition period. In addition, effective as of June 30, 2026, Mr. Raterman will become Vice Chairman of RGC. In that role, he will focus on strategic initiatives that include portfolio optimization, platform-level mergers and acquisitions, capital markets transactions, and capital formation. Mr. Raterman will also continue to serve as a member of the investment committee of RGC.

On May 5, 2026, the Board of Directors elected Carmela Thomson, age 38, to serve as the Company’s Chief Financial Officer, Treasurer and Corporate Secretary effective as of the close of business on June 30, 2026.

Ms. Thomson has served as Senior Vice President, Finance & Accounting of RGC, the Company’s investment adviser since January 2024. Ms. Thomson joined RGC in June 2021 and previously served as its Vice President, Finance & Accounting from June 2021 to December 2023. Prior to joining RGC, she served as an Audit Senior Manager at KPMG LLP. Ms. Thomson has more than 10 years of experience in finance, accounting, reporting and risk management for financial institutions. She is a certified public accountant and earned a Bachelor of Science in Accounting and Economics from Loyola University Chicago.

Ms. Thomson does not have any family relationships with any current director, executive officer, or person nominated to become a director or executive officer, of the Company, and there are no transactions or proposed transactions, to which the Company is a party, or intended to be a party, in which Ms. Thomson has, or will have, a material interest subject to Item 404(a) of Regulation S-K.

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

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement (1)

3.2	Articles of Amendment (2)

3.3	Second Amended and Restated Bylaws (2)

4.1	Third Supplemental Indenture, by and between Runway Growth Finance Corp. and Wilmington Trust, National Association, dated as of April 6, 2026(3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a‑14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a‑14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents *

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 has been formatted in Inline XBRL.*

* Filed herewith.

(1)
Previously filed as an exhibit to the Registrant’s Current Report on Form 8‑K filed with the SEC on December 19, 2016.
(2)
Previously filed as an exhibit to the Registrant’s Current Report on Form 8‑K filed with the SEC on August 19, 2021.
(3)
Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on April 7, 2026.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUNWAY GROWTH FINANCE CORP.
Date: May 7, 2026
	By:	/s/ R. David Spreng
R. David Spreng
President, Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Thomas B. Raterman
Thomas B. Raterman
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)