Form 10-Q
period 2026-06-30
Runway Growth Finance Corp.
filed 2026-08-06
CIK 1653384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The issuer had 41,909,904 shares of common stock, $0.01 par value per share, outstanding as of August 3, 2026.

RUNWAY GROWTH FINANCE CORP.

FORM 10‑Q FOR THE QUARTER ENDED JUNE 30, 2026

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

RUNWAY GROWTH FINANCE CORP.

Consolidated Statements of Assets and Liabilities

(In thousands, except share and per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investments at fair value:
Non-control/non-affiliate investments at fair value (cost of $1,220,537 and $961,646, respectively)	$1,179,315	$912,656
Affiliate investments at fair value (cost of $4,551 and $4,551, respectively)	-	-
Control investments at fair value (cost of $12,180 and $13,233, respectively)	13,035	14,746
Total investments at fair value (cost of $1,237,268 and $979,430, respectively)	1,192,350	927,402
Cash and cash equivalents	10,831	18,175
Interest and fees receivable	13,234	7,594
Deferred financing costs	3,567	4,217
Other assets	2,375	2,726
Total assets	1,222,357	960,114

Liabilities
Debt:
Credit facility	350,000	173,000
2026 Notes	-	25,000
2027 Notes	73,219	132,250
2028 Notes	107,000	107,000
2029 Notes	50,000	-
2031 Notes	103,250	-
Deferred financing costs, net	(4,524)	(1,913)
Total debt, net	678,945	435,337
Incentive fees payable	13,238	14,444
Interest payable	9,654	6,756
Foreign currency forward contracts	-	711
Secured borrowings	14,903	14,578
Accrued expenses and other liabilities	3,039	3,319
Total liabilities	719,779	475,145
Commitments, Contingencies, and Off-Balance Sheet Arrangements (Note 8)

Net assets
Common stock, par value	422	361
Additional paid-in capital	585,038	534,508
Accumulated undistributed (overdistributed) earnings	(82,882)	(49,900)
Total net assets	$502,578	$484,969

Shares of common stock outstanding ($0.01 par value, 100,000,000 shares authorized)	42,215,377	36,134,037
Net asset value per share	$11.91	$13.42

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment income
From non-control/non-affiliate investments:
Interest income	$34,707	$30,490	$58,298	$60,599
Payment-in-kind interest income	1,546	3,987	6,179	7,638
Dividend income	53	188	306	506
Fee income	244	314	661	543
From affiliate investments:
Interest income	-	-	-	646
Fee income	-	-	-	256
From control investments:
Interest income	370	-	864	-
Other income	106	168	168	357
Total investment income	37,026	35,147	66,476	70,545

Operating expenses
Management fees	3,478	3,944	7,091	7,953
Incentive fees	(199)	3,523	2,402	7,452
Interest and other debt financing expenses	13,001	11,764	23,487	22,051
Professional fees	1,046	677	1,650	1,131
Administration agreement expenses	625	663	1,273	1,288
Insurance expense	199	161	359	316
Tax expense	311	140	581	250
Other expenses	374	327	818	557
Total operating expenses	18,835	21,199	37,661	40,998
Net investment income	18,191	13,948	28,815	29,547

Net realized and net change in unrealized gain (loss)
Net realized gain (loss):
Non-control/non-affiliate investments	(44,384)	(1,501)	(44,177)	(4,387)
Affiliate investments	-	-	-	8,943
Control investments	-	-	1,050	-
Net realized gain (loss) on investments	(44,384)	(1,501)	(43,127)	4,556
Net realized gain (loss) on forward contracts and foreign currency transactions	(873)	(11)	(878)	(11)
Net realized gain (loss)	(45,257)	(1,512)	(44,005)	4,545

Net change in unrealized gain (loss):
Non-control/non-affiliate investments	54,192	5,595	7,768	(4,204)
Affiliate investments	-	-	-	(9,925)
Control investments	-	125	(658)	59
Net change in unrealized gain (loss) on investments	54,192	5,720	7,110	(14,070)
Net change in unrealized gain (loss) on forward contracts and foreign currency transactions	176	(1,359)	711	(1,359)
Net change in unrealized gain (loss) on secured borrowings	(109)	-	(255)	-
Net change in unrealized gain (loss)	54,259	4,361	7,566	(15,429)

Net realized and unrealized gain (loss)	9,002	2,849	(36,439)	(10,884)

Net increase (decrease) in net assets resulting from operations	$27,193	$16,797	$(7,624)	$18,663

Net increase (decrease) in net assets resulting from operations per common share (basic and diluted)	$0.65	$0.45	$(0.19)	$0.50
Weighted average shares outstanding (basic and diluted)	42,074,771	37,103,061	39,120,815	37,224,569

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Statements of Changes in Net Assets

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional	Accumulated Undistributed
For the Three Months Ended June 30, 2026	Outstanding Shares ⁽¹⁾	Par Value	Paid-in Capital	(Overdistributed) earnings	Total Net Assets
Balances at March 31, 2026	36,134,037	$361	$534,238	$(96,371)	$438,228
Net investment income	-	-	-	18,191	18,191
Net realized gain (loss)	-	-	-	(45,257)	(45,257)
Net change in unrealized gain (loss)	-	-	-	54,259	54,259
Issuance of common stock	6,330,509	63	43,554	-	43,617
Deemed contributions	-	-	9,000	-	9,000
Repurchase of common stock	(249,169)	(2)	(1,444)	-	(1,446)
Dividends paid to stockholders	-	-	-	(14,014)	(14,014)
Tax reclassification	-	-	(310)	310	-
Balances at June 30, 2026	42,215,377	$422	$585,038	$(82,882)	$502,578

	Common Stock		Additional	Accumulated Undistributed
For the Six Months Ended June 30, 2026	Outstanding Shares ⁽¹⁾	Par Value	Paid-in Capital	(Overdistributed) earnings	Total Net Assets
Balances at December 31, 2025	36,134,037	$361	$534,508	$(49,900)	$484,969
Net investment income	-	-	-	28,815	28,815
Net realized gain (loss)	-	-	-	(44,005)	(44,005)
Net change in unrealized gain (loss)	-	-	-	7,566	7,566
Issuance of common stock	6,330,509	63	43,554	-	43,617
Deemed contributions	-	-	9,000	-	9,000
Repurchase of common stock	(249,169)	(2)	(1,444)	-	(1,446)
Dividends paid to stockholders	-	-	-	(25,938)	(25,938)
Tax reclassification	-	-	(580)	580	-
Balances at June 30, 2026	42,215,377	$422	$585,038	$(82,882)	$502,578

	Common Stock		Additional	Accumulated Undistributed
For the Three Months Ended June 30, 2025	Outstanding Shares ⁽¹⁾	Par Value	Paid-in Capital	(Overdistributed) earnings	Total Net Assets
Balances at March 31, 2025	37,347,428	$373	$557,992	$(55,075)	$503,290
Net investment income	-	-	-	13,948	13,948
Net realized gain (loss)	-	-	-	(1,512)	(1,512)
Net change in unrealized gain (loss)	-	-	-	4,361	4,361
Repurchase of common stock	(815,408)	(8)	(8,133)	-	(8,141)
Dividends paid to stockholders	-	-	-	(13,072)	(13,072)
Balances at June 30, 2025	36,532,020	$365	$549,859	$(51,350)	$498,874

	Common Stock		Additional	Accumulated Undistributed
For the Six Months Ended June 30, 2025	Outstanding Shares ⁽¹⁾	Par Value	Paid-in Capital	(Overdistributed) earnings	Total Net Assets
Balances at December 31, 2024	37,347,428	$373	$557,992	$(43,496)	$514,869
Net investment income	-	-	-	29,547	29,547
Net realized gain (loss)	-	-	-	4,545	4,545
Net change in unrealized gain (loss)	-	-	-	(15,429)	(15,429)
Repurchase of common stock	(815,408)	(8)	(8,133)	-	(8,141)
Dividends paid to stockholders	-	-	-	(26,517)	(26,517)
Balances at June 30, 2025	36,532,020	$365	$549,859	$(51,350)	$498,874
(1)
Number of shares is shown net of cumulative share repurchases of 5,495,710 and 4,848,558 shares as of June 30, 2026 and June 30, 2025, respectively.

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(7,624)	$18,663
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(117,599)	(54,039)
Cash consideration for acquisition of SWK and transaction expenses, net of cash received (1)	(143,408)	-
Payment-in-kind interest	(6,754)	(7,353)
Sales or repayments of investments	55,860	107,873
Payments for derivative contracts	(864)	(462)
Proceeds from derivative contracts	-	449
Net realized (gain) loss on investments	43,127	(4,556)
Net realized (gain) loss on forward contracts and foreign currency transactions	878	11
Net change in unrealized (gain) loss on investments	(7,110)	14,070
Net change in unrealized (gain) loss on forward contracts and foreign currency transactions	(711)	1,359
Net change in unrealized (gain) loss on secured borrowings	255	-
Amortization of fixed income premiums or accretion of discounts and end-of-term payments	(7,242)	(4,106)
Amortization of discount on secured borrowings	70	-
Amortization of deferred financing costs	2,320	2,016
Changes in operating assets and liabilities:
(Increase) decrease in interest and fees receivable	(1,378)	(732)
(Increase) decrease in other assets	464	(850)
Increase (decrease) in incentive fees payable	(1,206)	385
Increase (decrease) in interest payable	2,898	447
Increase (decrease) in accrued expenses and other liabilities	(390)	90
Net cash provided by (used in) operating activities	(188,414)	73,265
Cash flows from financing activities
Payments of deferred financing costs	(4,212)	(3,400)
Borrowings under credit facility	388,000	103,000
Repayments under credit facility	(211,000)	(155,000)
Proceeds from 2028 Notes	-	107,000
Proceeds from 2029 Notes	49,430	-
Proceeds from 2031 Notes	103,250	-
Repayments of 2026 Notes	(25,000)	(70,000)
Repayments of 2027 Notes	(92,000)	(20,000)
Repurchase of common stock	(1,446)	(8,141)
Dividends paid to stockholders	(25,938)	(26,517)
Net cash provided by (used in) financing activities	181,084	(73,058)
Effect of foreign currency exchange rates	(14)	2
Net increase (decrease) in cash and cash equivalents	(7,344)	209
Cash and cash equivalents at beginning of period	18,175	5,751
Cash and cash equivalents at end of period	$10,831	$5,960
Supplemental and non-cash financing cash flow information:
Taxes paid	$881	$390
Interest paid	$17,159	$18,495

SWK Acquisition (1)
Non-cash assets acquired
Investments at cost	$225,230	$-
Interest receivable	4,262	-
Other assets	113	-
Total non-cash assets acquired	229,605	-
Non-cash liabilities assumed
SWK 2027 Notes	33,470	-
Accrued expenses and other liabilities	110	-
Total non-cash liabilities assumed	33,580	-
Net assets acquired at cost	$196,025	$-
Consideration for SWK Acquisition
Cash consideration for SWK Acquisition	173,543	-
Cash assets acquired	(38,207)	-
Transaction costs	8,072	-
Non-cash issuance of shares in connection with the SWK Acquisition	43,617	-
Non-cash deemed contributions received in connection with the SWK Acquisition	9,000	-
Total consideration for SWK Acquisition, net of cash received	$196,025	$-

(1)
On April 6, 2026, the Company completed the acquisition of SWK Holdings Corporation. For more information, refer to "Note 13 – Acquisition of SWK Holdings Corporation" for additional information on the acquisition and the relevant accounting for the transaction.

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Debt Investments
	Application Software
Airship Group, Inc.	Senior Secured	SOFR+3.75%, 9.08% floor, 3.00% PIK, 3.25% ETP	6/28/2024	6/15/2028	51,418	51,646	52,257	(11) (12) (13)
BlueConic Holding, Inc. (fka Blueshift Labs, Inc.)	Second Lien	0.00% until 06/17/2028; thereafter, 20.00% PIK	6/17/2026	6/17/2030	18,500	15,457	15,457	(11) (14)
CarNow, Inc.	Senior Secured	SOFR+7.25%, 11.75% floor, 3.10% ETP	3/22/2024	3/22/2029	20,000	18,514	18,903	(12) (13)
Piano Software, Inc.	Senior Secured	SOFR+7.25%, 11.25% floor, 1.50% ETP	12/31/2024	12/31/2029	43,000	42,253	42,791	(12) (13)
VTX Intermediate Holdings, Inc. (dba VertexOne)	Senior Secured	SOFR+7.00%, 8.00% floor, 4.00% ETP	12/12/2024	9/24/2029	35,508	35,515	35,458	(12) (13)
VTX Intermediate Holdings, Inc. (dba VertexOne)	Second Lien	FIXED 12.50% PIK, 33.50% ETP	12/12/2024	9/24/2029	7,057	6,839	6,824	(11) (12) (19)
Zinnia Corporate Holdings, LLC	Senior Secured	SOFR+6.50%, 7.50% floor	9/23/2024	9/21/2029	40,000	39,433	39,570	(13)
	Total Application Software - 42.04%*					209,657	211,260

	Commercial & Professional Services
Bombora, Inc.	Senior Secured	SOFR+4.25%, 6.75% floor, 3.25% PIK, 1.11% ETP	12/26/2023	1/15/2028	31,907	32,003	32,236	(11) (12) (13)
Elevate Services, Inc.	Senior Secured	SOFR+7.50%, 12.78% floor, 0.50% ETP	7/10/2023	7/10/2027	39,000	38,414	39,195	(12) (13)
Shepherd Intermediate, LLC (dba FHAS)	Senior Secured	SOFR+7.25%, 8.25% floor	7/10/2025	7/10/2030	6,331	6,241	6,401	(13)
Shepherd Intermediate, LLC (dba FHAS) (Revolver)	Senior Secured	SOFR+7.25%, 8.25% floor	7/10/2025	7/10/2030	-	(5)	-	(26)
Swing Education, Inc.	Senior Secured	SOFR+7.00%, 10.80% floor, 6.25% ETP	6/27/2025	6/15/2029	8,000	7,965	7,822	(12) (13)
Swing Education, Inc. (Revolver)	Senior Secured	SOFR+6.65%, 10.45% floor	6/27/2025	6/1/2028	-	(132)	-	(13) (26)
	Total Commercial & Professional Services - 17.04%*					84,486	85,654

	Consumer Services
Buzz Finco, LLC (dba Bumble)	Senior Secured	SOFR+6.75%, 9.25% floor	4/24/2026	4/24/2030	15,000	14,783	14,775	(10) (15)
FINN GmbH	Senior Secured	SOFR+8.75%, 10.75% floor	12/8/2025	6/30/2030	20,000	19,193	19,036	(6) (10) (13)
	Total Consumer Services - 6.73%*					33,976	33,811

	Consumer Staples Distribution & Retail
Marley Spoon SE	Senior Secured	SOFR+8.00% PIK, 10.50% floor, 14.00% ceiling, 2.00% ETP	4/24/2026	12/31/2030	17,583	17,583	17,583	(6) (10) (11) (12) (15) (22)
Marley Spoon SE	Subordinated Debt - Senior Tranche Term Loan	SOFR+8.00% PIK, 10.50% floor, 14.00% ceiling, 0.42% ETP	4/24/2026	12/31/2030	14,465	14,465	14,465	(6) (10) (11) (12) (15) (18) (22)
Marley Spoon SE	Subordinated Debt - Junior Tranche Term Loan	SOFR+8.00% PIK, 10.50% floor, 14.00% ceiling, 2.00% ETP	4/24/2026	12/31/2030	49,362	16,908	11,089	(6) (10) (11) (12) (15) (22)
	Total Consumer Staples Distribution & Retail - 8.58%*					48,956	43,137

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

June 30, 2026

(In thousands, except share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Debt Investments
	Financial Services
Autobooks, Inc.	Senior Secured	SOFR+7.50%, 11.77% floor, 3.75% ETP	5/5/2025	2/5/2028	36,600	36,415	37,118	(12) (13)
Hurricane Cleanco Limited	Senior Secured	FIXED 6.25%, 6.25% PIK	12/31/2024	11/22/2029	31,011	29,481	31,070	(5) (10) (11) (18)
Under Technologies, Inc. (dba Rho)	Senior Secured	SOFR+7.75%, 11.39% floor, 5.00% ETP	5/8/2026	5/8/2031	20,000	19,824	19,824	(12) (13)
Vesta Payment Solutions, Inc.	Senior Secured	SOFR+7.00%, 9.00% floor, 6.00% ETP	11/29/2022	12/16/2026	25,000	26,269	21,221	(12)
	Total Financial Services - 21.73%*					111,989	109,233

	Health Care Equipment & Services
Biotricity, Inc.	Senior Secured	SOFR+10.50%, 11.50% floor, 10.29% ETP	4/6/2026	5/15/2027	13,846	13,428	13,563	(12) (15)
EBR Systems, Inc.	Senior Secured	PRIME+4.90%, 8.90% floor, 4.50% ETP	6/30/2022	6/15/2027	40,000	41,037	41,501	(12) (13) (15)
HR Pharmaceuticals, LLC	Senior Secured	SOFR+6.00%, 8.00% floor, 5.36% ETP	1/29/2026	1/29/2031	6,579	6,473	6,464	(12) (13)
HR Pharmaceuticals, LLC (Revolver)	Senior Secured	SOFR+6.00%, 8.00% floor	1/29/2026	1/29/2031	206	193	202
ImpediMed, Inc.	Senior Secured	SOFR+9.50%, 13.75% floor, 9.00% ETP	4/6/2026	2/5/2030	11,500	10,510	11,413	(9) (10) (12) (15)
MedMinder Systems, Inc.	Senior Secured	PRIME+4.35%, 9.10% floor, 6.00% ETP	4/6/2026	8/18/2028	25,000	23,185	24,517	(12) (13)
Mingle Healthcare Solutions, Inc.	Senior Secured	SOFR+9.75%, 12.26% floor, 10.50% ETP	8/15/2018	12/15/2026	4,127	4,757	1,897	(12) (22)
Onward Medical, N.V.	Senior Secured	SOFR+6.50%, 10.75% floor, 2.50% ETP	6/28/2024	6/15/2028	17,088	16,998	17,610	(8) (10) (12) (13) (15)
Route 92 Medical, Inc.	Senior Secured	SOFR+7.00%, 9.00% floor, 3.95% ETP	3/31/2025	3/31/2029	35,000	34,682	35,083	(12) (13)
Triple Ring Technologies, Inc.	Senior Secured	SOFR+7.50%, 12.00% floor, 7.75% ETP	4/6/2026	12/6/2028	8,000	7,574	8,012	(12) (13)
	Total Health Care Equipment & Services - 31.89%*					158,837	160,262

	Household & Personal Products
13Scents Inc. (dba Dossier)	Senior Secured	SOFR+6.75%, 7.75% floor	4/8/2026	3/31/2031	25,465	25,034	24,712	(13)
13Scents Inc. (dba Dossier) (Revolver)	Senior Secured	SOFR+6.75%, 7.75% floor	4/8/2026	3/31/2031	1,823	1,762	1,770
Madison Reed, Inc.	Senior Secured	PRIME+5.00%, 12.50% floor, 3.00% ETP	8/29/2025	8/29/2029	40,000	39,526	39,432	(12) (13)
	Total Household & Personal Products - 13.12%*					66,322	65,914

	Insurance
Kin Insurance, Inc.	Senior Secured	PRIME+5.00%, 12.00% floor, 2.00% ETP	8/13/2025	8/13/2029	30,000	29,460	29,805	(12) (13)
Kin Insurance, Inc.	Senior Secured	PRIME+5.00%, 12.00% floor, 2.00% ETP	12/30/2025	8/13/2029	15,000	14,648	14,903	(12) (23)
	Total Insurance - 8.90%*					44,108	44,708

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

June 30, 2026

(In thousands, except share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Debt Investments
	Media & Entertainment
Skillshare, Inc.	Senior Secured	SOFR+6.75%, 10.96% floor, 2.00% ETP	8/15/2025	2/8/2029	10,043	9,980	9,282	(12) (13)
Snap! Mobile, Inc.	Senior Secured	SOFR+7.50%, 12.10% floor, 3.83% ETP	9/30/2024	9/30/2028	18,000	17,907	17,703	(12) (13)
	Total Media & Entertainment - 5.37%*					27,887	26,985

	Multi-Sector Holdings
SPB-C 2024, LLC	Senior Secured	FIXED 15.00% PIK, 1.57% ETP	12/16/2025	12/16/2028	10,836	10,773	10,745	(10) (11) (12)
	Total Multi-Sector Holdings - 2.14%*					10,773	10,745

	Pharmaceutical, Biotechnology & Life Sciences
4Web, Inc.	Senior Secured	SOFR+9.25%, 12.75% floor, 34.43% ETP	4/6/2026	12/31/2027	19,926	22,803	24,312	(12) (13)
Advanced Oxygen Therapy, Inc.	Senior Secured	SOFR+7.75%, 10.90% floor, 5.60% ETP	4/6/2026	2/15/2029	19,478	18,332	19,438	(12) (13) (15)
Eton Pharmaceuticals, Inc.	Senior Secured	SOFR+6.55%, 9.30% floor, 5.45% ETP	4/6/2026	12/17/2027	27,000	25,901	27,459	(10) (12) (13) (15)
Goodwin Biotechnology, Inc.	Senior Secured	SOFR+5.03%, 9.28% floor, 3.98% PIK, 5.44% ETP	4/6/2026	9/13/2027	5,565	5,244	5,528	(11) (12) (13)
Journey Medical Corporation	Senior Secured	SOFR+7.75%, 12.75% floor, 5.00% ETP	4/6/2026	6/27/2028	25,000	23,842	25,206	(12) (13) (15)
NeoLight, LLC	Senior Secured	SOFR+6.50%, 13.50% floor, 50% Cash/50% PIK, 9.66% ETP	4/6/2026	5/15/2027	6,051	5,816	5,539	(11) (12) (13)
Nicoya Lifesciences, Inc.	Senior Secured	SOFR+9.00%, 12.75% floor, 10.00% ETP	4/6/2026	4/14/2027	8,500	8,306	8,606	(7) (10) (12) (13)
Shield Therapeutics PLC	Senior Secured	SOFR+8.75%, 12.25% floor, 5.00% ETP	12/2/2025	9/28/2028	5,000	4,873	5,013	(5) (10) (12) (13) (15)
Shield Therapeutics PLC	Senior Secured	SOFR+8.75%, 12.25% floor, 6.56% ETP	4/6/2026	9/28/2028	20,000	19,128	20,052	(5) (10) (12) (13) (15)
Sincerus Pharmaceuticals, Inc.	Senior Secured	SOFR+6.75%, 10.50% floor, 8.85% ETP	4/6/2026	8/31/2030	15,997	15,504	16,340	(12) (13)
Sincerus Pharmaceuticals, Inc.	Senior Secured	SOFR+6.75%, 10.50% floor, 7.50% ETP	6/30/2026	8/31/2030	4,003	3,983	4,088	(12) (13)
	Total Pharmaceutical, Biotechnology & Life Sciences - 32.15%*					153,732	161,581

	Systems Software
3PL Central LLC (dba Extensiv)	Senior Secured	SOFR+7.00%, 9.00% floor, 5.10% ETP	11/9/2022	9/30/2026	72,290	76,263	70,184	(12)
Circadence Corporation	Senior Secured	SOFR+11.00%, 14.69% floor, 10.56% ETP	12/20/2018	12/31/2026	18,552	19,854	17,909	(12)
Digicert, Inc.	Senior Secured	SOFR+5.75%, 6.50% floor	7/30/2025	7/30/2030	9,257	9,139	9,015	(13)
Digicert, Inc. (Revolver)	Senior Secured	SOFR+5.75%, 6.50% floor	7/30/2025	7/30/2030	-	(8)	-	(26)
	Total Systems Software - 19.31%*					105,248	97,108

	Technology Hardware & Equipment
Brivo, Inc.	Senior Secured	SOFR+7.00%, 10.66% floor, 2.53% ETP	12/27/2024	12/15/2029	40,000	40,020	41,110	(12) (13)
Linxup, LLC	Senior Secured	PRIME+3.25%, 11.75% floor, 2.25% ETP	11/3/2023	11/15/2027	30,000	30,204	30,821	(12) (13)
	Total Technology Hardware & Equipment - 14.31%*					70,224	71,931

Total Debt Investments - 223.31%*						1,126,195	1,122,329

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

June 30, 2026

(In thousands, except share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Equity Investments
	Application Software
Aria Systems, Inc.	Equity	Series G Preferred Stock	7/10/2018	N/A	289,419	250	286	(14)
VTX Intermediate Holdings, Inc. (dba VertexOne)	Equity	Series C Preferred Units	12/12/2024	N/A	3,015,219	143	9	(14)
	Total Application Software - 0.06%*					393	295

	Commercial & Professional Services
FiscalNote, Inc.	Equity	Common Stock	10/19/2020	N/A	19,240	438	2	(14) (15) (16)
JobGet Holdings, Inc. (fka Snagajob, Inc.)	Equity	Series C-1 Preferred Stock	11/15/2024	N/A	476,564	39,275	17,098	(14) (25)
JobGet Holdings, Inc. (fka Snagajob, Inc.)	Equity	Series C-2 Preferred Stock	11/15/2024	N/A	16,963	-	-	(14) (25)
	Total Commercial & Professional Services - 3.40%*					39,713	17,100

Consumer Staples Distribution & Retail
Marley Spoon SE	Equity	Common Stock	7/7/2023	N/A	46,004	410	2	(6) (10) (14) (15) (16) (18)
	Total Consumer Staples Distribution & Retail - 0.00%*					410	2

	Health Care Equipment & Services
CareCloud, Inc.	Equity	8.75% Series A Cumulative Redeemable Perpetual Preferred Stock	1/8/2020	N/A	462,064	12,132	9,822	(15) (16)
Epica International, Inc.	Equity	Common Stock	1/4/2022	N/A	25,000	136	145	(14)
HR Pharmaceuticals, LLC	Equity	Preferred Units	1/29/2026	N/A	2,000,000	2,000	1,981	(14) (25)
MolecuLight, Inc.	Equity	Series B-3 Preferred Stock	1/1/2025	N/A	250,000	37	19	(7) (10) (14) (18)
	Total Health Care Equipment & Services - 2.38%*					14,305	11,967

	Media & Entertainment
Minute Media Inc.	Equity	Preferred Stock	12/13/2023	N/A	1,039	120	82	(5) (10) (14)
Minute Media Inc.	Equity	Common Stock	12/13/2023	N/A	136	16	8	(5) (10) (14)
	Total Media & Entertainment - 0.02%*					136	90

	Pharmaceutical, Biotechnology & Life Sciences
Advanced Oxygen Therapy, Inc.	Equity	Common Stock	6/30/2024	N/A	402,634	178	329	(14) (15) (18)
Sincerus Pharmaceuticals, Inc.	Equity	Common Stock	5/21/2021	N/A	26,575	509	481	(14)
	Total Pharmaceutical, Biotechnology & Life Sciences - 0.16%*					687	810

Total Equity Investments - 6.02%*						55,644	30,264

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

June 30, 2026

(In thousands, except share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants & Other Contractual Rights
	Application Software
3DNA Corp. (dba NationBuilder)	Warrant	Series C-1 Preferred Stock	12/28/2018	12/28/2028	273,164	104	-	(14)
Airship Group, Inc.	Warrant	Series F Preferred Stock	6/28/2024	6/28/2034	519,313	414	403	(14)
Aria Systems, Inc.	Warrant	Series G Preferred Stock	6/29/2018	6/29/2028	2,387,705	1,048	1,024	(14)
CarNow, Inc.	Warrant	Common Stock	3/22/2024	3/22/2034	200,000	2,400	2,423	(14)
CarNow, Inc.	Warrant	Common Stock	4/24/2026	4/24/2036	20,000	-	-	(14)
Exeevo, Inc.	Contractual Right	Gross Margin Earnout	11/13/2024	9/30/2027	N/A	409	462	(14) (17) (25)
INRIX, Inc.	Warrant	Common Stock	7/26/2019	7/26/2029	150,804	522	-	(14)
JWP Holdco LLC (fka Longtail Ad Solutions, Inc.)	Warrant	Common Units	12/12/2019	12/12/2029	167,827	47	-	(14)
Piano Software, Inc.	Warrant	Series D Preferred Stock	12/31/2024	12/31/2034	119,978	348	457	(14)
Predactiv, Inc. (fka Sharethis, Inc.)	Warrant	Series D-3 Preferred Stock	12/3/2018	12/3/2028	647,615	2,162	-	(14)
	Total Application Software - 0.95%*					7,454	4,769

	Commercial & Professional Services
AllClear ID, Inc.	Warrant	Common Stock	8/31/2017	8/31/2027	870,514	1,750	-	(14)
Bombora, Inc.	Warrant	Common Stock	3/31/2021	3/31/2031	121,581	174	111	(14)
Bombora, Inc.	Warrant	Common Stock	12/26/2023	12/26/2033	57,750	51	53	(14)
CloudPay, Inc.	Warrant	Series B Preferred Stock	6/30/2020	6/30/2030	11,273	218	876	(5) (10) (14)
CloudPay, Inc.	Warrant	Series D Preferred Stock	8/17/2021	8/17/2031	3,502	52	19	(5) (10) (14)
CloudPay, Inc.	Warrant	Series D Preferred Stock	9/26/2022	9/26/2032	5,252	176	105	(5) (10) (14)
Elevate Services, Inc.	Warrant	Series C Preferred Stock	7/10/2023	7/10/2033	248,997	447	368	(14)
Elevate Services, Inc.	Warrant	Series C Preferred Stock	7/17/2024	7/17/2034	236,549	377	582	(14)
FiscalNote, Inc.	Contractual Right	Earnout	7/29/2022	7/29/2027	N/A	127	-	(14) (15) (17)
JobGet Holdings, Inc. (fka Snagajob, Inc.)	Warrant	Series B-1 Preferred Stock	9/29/2021	9/29/2031	763,269	343	-	(14)
Swing Education, Inc.	Warrant	Series C Preferred Stock	6/27/2025	6/27/2035	196,160	19	7	(14)
	Total Commercial & Professional Services - 0.42%*					3,734	2,121

	Consumer Services
FINN GmbH	Warrant	Series C2 Preferred Stock	12/4/2025	12/4/2030	510	691	1,454	(6) (10) (14) (18) (24)
	Total Consumer Services - 0.29%*					691	1,454

	Consumer Staples Distribution & Retail
Marley Spoon SE	Warrant	Common Stock	4/25/2026	12/31/2035	5,466	-	-	(6) (10) (14) (15) (18)
	Total Consumer Staples Distribution & Retail - 0.00%*					-	-

	Financial Services
Autobooks, Inc.	Contractual Right	Success Fee	5/5/2025	N/A	N/A	489	748	(14) (17)
Betterment Holdings, Inc.	Warrant	Common Stock	10/6/2023	10/6/2033	7,680	35	45	(14)
Betterment Holdings, Inc.	Warrant	Common Stock	10/6/2023	10/6/2033	9,818	40	50	(14)
Credit Sesame, Inc.	Warrant	Common Stock	1/7/2020	1/7/2030	191,601	425	279	(14)
Under Technologies, Inc. (dba Rho)	Warrant	Series B Preferred Stock	5/8/2026	5/8/2036	101,203	2	3	(14) (25)
	Total Financial Services - 0.22%*					991	1,125

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

June 30, 2026

(In thousands, except share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants & Other Contractual Rights
	Health Care Equipment & Services
Allurion Technologies, Inc.	Warrant	Common Stock	3/30/2021	3/30/2031	5,320	282	-	(14) (15)
Allurion Technologies, Inc.	Warrant	Common Stock	6/14/2022	3/30/2031	1,851	141	-	(14) (15)
Allurion Technologies, Inc.	Warrant	Common Stock	9/15/2022	9/15/2032	1,850	144	-	(14) (15)
Allurion Technologies, Inc.	Contractual Right	Earnout	8/2/2023	8/1/2028	N/A	-	-	(14) (15) (17)
Best ABT, Inc.	Contractual Right	Settlement Payment Right	11/12/2018	11/12/2028	N/A	952	1,051	(14) (25)
Biotricity, Inc.	Warrant	Series A Preferred Stock	12/21/2021	12/21/2028	9,589	-	32	(14) (15)
Biotricity, Inc.	Warrant	Series B Preferred Stock	11/11/2024	11/11/2031	54,300	7	-	(14) (15)
Biotricity, Inc.	Warrant	Series C Preferred Stock	8/25/2023	8/25/2030	600,000	112	1	(14) (15)
Biotricity, Inc.	Warrant	Series E Preferred Stock	12/12/2025	12/12/2032	120,000	24	8	(14) (15)
DxTerity Diagnostics, Inc.	Warrant	Series B Preferred Stock	4/6/2015	12/31/2026	2,019,231	43	-	(14)
EBR Systems, Inc.	Contractual Right	Success Fee	6/30/2022	6/30/2032	N/A	605	504	(14) (15) (17)
Elutia, Inc.	Warrant	Common Stock	8/10/2022	8/10/2029	187,970	49	26	(14) (15)
Epica International, Inc.	Warrant	Common Stock	7/24/2018	7/24/2027	581,818	1,189	1,265	(14)
Flowonix Medical, Inc.	Contractual Right	Royalty	6/26/2023	N/A	N/A	4,693	4,442	(14)
Ideal Implant, Inc.	Contractual Right	Royalty	8/1/2023	2/1/2039	N/A	1,812	1,336	(14)
ImpediMed, Inc.	Warrant	Common Stock	2/6/2025	2/6/2032	18,737,805	115	16	(9) (10) (14) (15) (18)
MedMinder Systems, Inc.	Warrant	Series C Preferred Stock	8/18/2022	8/18/2029	65,092	56	54	(14) (15)
Mingle Healthcare Solutions, Inc.	Warrant	Series CC Preferred Stock	8/15/2018	8/15/2028	1,770,973	492	-	(14)
MolecuLight, Inc.	Warrant	Common Stock	1/1/2025	12/28/2028	394,322	3	2	(7) (10) (14) (18) (25)
Moximed, Inc.	Warrant	Series C Preferred Stock	6/24/2022	6/24/2032	214,285	175	32	(14)
Onward Medical, N.V.	Warrant	Common Stock	6/28/2024	9/26/2034	165,338	340	51	(8) (10) (14) (15) (18)
Route 92 Medical, Inc.	Contractual Right	Success Fee	3/31/2025	3/31/2035	N/A	833	693	(14) (17)
SetPoint Medical Corporation	Warrant	Series B Preferred Stock	6/29/2021	6/29/2031	400,000	14	89	(14)
SetPoint Medical Corporation	Warrant	Series B Preferred Stock	12/29/2022	12/29/2032	600,000	74	133	(14)
	Total Health Care Equipment & Services - 1.94%*					12,155	9,735

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

June 30, 2026

(In thousands, except share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants & Other Contractual Rights
	Household & Personal Products
Madison Reed, Inc.	Contractual Right	Success Fee	8/29/2025	N/A	N/A	404	456	(14) (17)
	Total Household & Personal Products - 0.09%*					404	456

	Insurance
Kin Insurance, Inc.	Warrant	Series D-3 Preferred Stock	9/26/2022	9/26/2032	62,364	426	336	(14)
Kin Insurance, Inc.	Warrant	Series E Preferred Stock	8/13/2025	8/13/2035	10,618	546	554	(14)
	Total Insurance - 0.18%*					972	890

	Media & Entertainment
Skillshare, Inc.	Contractual Right	Success Fee	8/15/2025	N/A	N/A	337	89	(14) (17)
Snap! Mobile, Inc.	Warrant	Series B Preferred Stock	9/30/2024	9/30/2034	19,140	345	236	(14)
	Total Media & Entertainment - 0.06%*					682	325

	Pharmaceutical, Biotechnology & Life Sciences
4Web, Inc.	Warrant	Series D Preferred Stock	6/3/2019	9/3/2031	780,387	3,989	4,246	(14)
Goodwin Biotechnology, Inc.	Warrant	Series C Preferred Stock	9/13/2023	9/13/2030	211,442	50	69	(14) (25)
Insite Vision, Inc.	Contractual Right	Royalty	4/2/2013	N/A	N/A	-	-	(14) (25)
Mustang Bio, Inc.	Warrant	Common Stock	3/4/2022	3/4/2032	997	315	-	(14) (15)
NeoLight, LLC	Warrant	Series B-2 Preferred Stock	2/17/2023	2/17/2030	105,048	3	5	(14)
Nicoya Lifesciences, Inc.	Warrant	Series B-1 Preferred Stock	10/13/2023	10/13/2030	117,305	154	22	(7) (10) (14) (18)
Nicoya Lifesciences, Inc.	Warrant	Series A-3 Preferred Stock	5/27/2025	5/27/2032	276,630	21	1	(7) (10) (14) (18)
Shield Therapeutics PLC	Warrant	Common Stock	12/2/2025	12/2/2031	906,468	63	30	(5) (10) (14) (15) (18)
Shield Therapeutics PLC	Warrant	Common Stock	10/2/2023	10/2/2029	8,910,540	531	117	(5) (10) (14) (15) (18)
Shield Therapeutics PLC	Warrant	Common Stock	6/8/2026	6/8/2032	1,765,019	67	66	(5) (10) (14) (15) (18)
Zevra Therapeutics, Inc. (fka Acer Therapeutics, Inc.)	Contractual Right	Contingent Value Right	11/17/2023	N/A	N/A	-	-	(14) (15) (25)
	Total Pharmaceutical, Biotechnology & Life Sciences - 0.91%*					5,193	4,556

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

June 30, 2026

(In thousands, except share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants & Other Contractual Rights
	Systems Software
Circadence Corporation	Warrant	Series B Preferred Stock	12/20/2018	12/20/2028	1,538,462	3,630	-	(14)
Circadence Corporation	Warrant	Series B Preferred Stock	10/31/2019	10/31/2029	384,615	846	-	(14)
Circadence Corporation	Contractual Right	Success Fee	12/21/2023	N/A	N/A	304	217	(14) (17)
Scale Computing, Inc.	Warrant	Common Stock	3/29/2019	3/29/2029	9,665,667	346	-	(14)
Synack, Inc.	Warrant	Common Stock	12/29/2023	6/30/2032	131,521	168	119	(14)
	Total Systems Software - 0.07%*					5,294	336

	Technology Hardware & Equipment
Brivo, Inc.	Warrant	Series A-2 Preferred Stock	10/20/2022	10/20/2032	201,000	98	165	(14)
Brivo, Inc.	Warrant	Series A-2 Preferred Stock	12/27/2024	12/27/2034	32,109	43	41	(14)
Dejero Labs, Inc.	Warrant	Common Stock	5/31/2019	5/31/2029	333,621	192	167	(7) (10) (14) (18)
Linxup, LLC	Contractual Right	Success Fee	11/3/2023	11/3/2033	N/A	253	582	(14) (17)
RealWear, Inc.	Warrant	Series A-1 Preferred Stock	10/5/2018	10/5/2028	73,746	89	-	(14)
RealWear, Inc.	Warrant	Common Stock	10/5/2018	10/5/2028	38,705	47	-	(14)
RealWear, Inc.	Warrant	Series A-1 Preferred Stock	12/28/2018	12/28/2028	14,749	16	-	(14)
RealWear, Inc.	Warrant	Common Stock	12/28/2018	12/28/2028	7,742	9	-	(14)
RealWear, Inc.	Warrant	Series A-1 Preferred Stock	6/27/2019	6/27/2029	81,251	250	-	(14)
RealWear, Inc.	Warrant	Common Stock	6/27/2019	6/27/2029	42,643	131	-	(14)
	Total Technology Hardware & Equipment - 0.19%*					1,128	955

Total Warrants & Other Contractual Rights - 5.32%*						38,698	26,722

Total Non-Control/Non-Affiliate Investments - 234.65%*						1,220,537	1,179,315

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

June 30, 2026

(In thousands, except share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Affiliate Investments								(20)
Equity Investments
	Application Software
Coginiti Corp	Equity	Common Stock	3/9/2020	N/A	1,040,160	4,551	-	(14)
	Total Application Software - 0.00%*					4,551	-

Total Equity Investments - 0.00%*						4,551	-

Warrants & Other Contractual Rights
	Application Software
Coginiti Corp	Warrant	Common Stock	3/9/2020	3/9/2030	811,770	-	-	(14)
	Total Application Software - 0.00%*					-	-

Total Warrants & Other Contractual Rights - 0.00%*						-	-

Total Affiliate Investments - 0.00%*						4,551	-

Control Investments								(21)
Equity Investments
	Multi-Sector Holdings
Runway-Cadma I LLC	Equity	50% Equity Interest	3/6/2024	N/A	N/A	12,180	13,035	(10)
	Total Multi-Sector Holdings - 2.59%*					12,180	13,035

Total Equity Investments - 2.59%*						12,180	13,035

Total Control Investments - 2.59%*						12,180	13,035

Total Investments - 237.24%*						$1,237,268	$1,192,350

Cash and Cash Equivalents and Short Term Investments

Goldman Sachs Financial Square Government Fund Institutional Shares		FGTXX/38141W273				8,643	8,643
Cash						2,188	2,188
	Total Cash and Cash Equivalents and Short Term Investments - 2.16%*					10,831	10,831

Total Investments, Cash and Cash Equivalents, and Short Term Investments - 239.40%*						$1,248,099	$1,203,181

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

June 30, 2026

(1)

Disclosures of interest rates on notes include cash interest rates and payment-in-kind ("PIK") interest rates, as applicable. Unless otherwise indicated, all of the Company's variable interest debt instruments bear interest at a rate determined by reference to the U.S. Prime Rate ("PRIME") or the 1-month or 3-month Secured Overnight Financing Rate ("SOFR"). At June 30, 2026, the U.S. PRIME Rate was 6.75%, the 1-Month SOFR was 3.65%, and the 3-Month SOFR was 3.73%.

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

(3)	Investments are held at Fair Value net of the Fair Value of Unfunded Commitments. Refer to "Note 8 – Commitments, Contingencies, and Off-Balance Sheet Arrangements" for additional detail.
(4)	All portfolio companies are domiciled in the United States, unless otherwise noted.
(5)	Portfolio company is domiciled in the United Kingdom. Fair value of United Kingdom domiciled investments represents 11.43% of net assets.
(6)	Portfolio company is domiciled in Germany. Fair value of German domiciled investments represents 12.66% of net assets.
(7)	Portfolio company is domiciled in Canada. Fair value of Canadian domiciled investments represents 1.75% of net assets.
(8)	Portfolio company is domiciled in the Netherlands. Fair value of Dutch domiciled investments represents 3.51% of net assets.
(9)	Portfolio company is domiciled in Australia. Fair value of Australian domiciled investments represents 2.27% of net assets.
(10)

Investment is not a qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. The fair value of non-qualifying assets represents 18.41% of total assets as of June 30, 2026. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying assets until such time as it complies with the requirements of Section 55(a).

(11)	Represents a PIK security. PIK interest will be accrued and paid at maturity.
(12)	Disclosures of end-of-term payments ("ETP") are one-time payments stated as a percentage of principal amount.
(13)	The investment is an eligible loan investment in the collateral under the Credit Facility (as defined in "Note 7 – Borrowings").
(14)	Investments are non-income producing.
(15)	Portfolio company is a publicly traded company whose securities are listed on a national securities exchange.
(16)	Investment is not a "restricted security" under the Securities Act.
(17)	Investment is either a cash success fee payable or earnout of shares based on the consummation of certain trigger events.
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

(19)

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

(21)	Control portfolio company, as defined under the 1940 Act, in which the Company owns more than 25% of the investment’s voting securities or has greater than 50% representation on its board.
(22)	Investment is on non-accrual status as of June 30, 2026 and is therefore considered non-income producing.
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

(24)

The Company has confirmed the fully diluted share count as of June 30, 2026. Based on the current share count and the contractual warrant entitlement per the warrant agreement, the Company would own 581 shares if converted as of June 30, 2026.

(25)	Transfers are subject to contractual restrictions contained in the issuer’s governing documents and other applicable agreements, including rights of first refusal and other limitations on transfer.
(26)

No borrowings were outstanding under the revolving loan commitment as of June 30, 2026. The negative cost represents unamortized original issue discount and other fees received in connection with the commitment.

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

RUNWAY GROWTH FINANCE CORP.

 Consolidated Schedule of Investments – (continued)

December 31, 2025

(In thousands, except share data)

Portfolio Company**	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants & Other Contractual Rights
	Application Software
3DNA Corp. (dba NationBuilder)	Warrant	Series C-1 Preferred Stock	12/28/2018	12/28/2028	273,164	104	-	(13)
Airship Group, Inc.	Warrant	Series F Preferred Stock	6/28/2024	6/28/2034	519,313	414	474	(13)
Aria Systems, Inc.	Warrant	Series G Preferred Stock	6/29/2018	6/29/2028	2,387,705	1,048	1,223	(13)
Blueshift Labs, Inc.	Contractual Right	Success fee	12/19/2023	N/A	N/A	167	195	(13) (16)
CarNow, Inc.	Warrant	Common Stock	3/22/2024	3/22/2034	200,000	2,400	2,762	(13)
INRIX, Inc.	Warrant	Common Stock	7/26/2019	7/26/2029	150,804	522	309	(13)
JWP Holdco LLC (fka Longtail Ad Solutions, Inc.)	Warrant	Common Units	12/12/2019	12/12/2029	167,827	47	-	(13)
Piano Software, Inc.	Warrant	Series D Preferred Stock	12/31/2024	12/31/2034	119,978	348	490	(13)
Predactiv, Inc. (fka Sharethis, Inc.)	Warrant	Series D-3 Preferred Stock	12/3/2018	12/3/2028	647,615	2,162	-	(13)
	Total Application Software - 1.12%*					7,212	5,453

	Commercial & Professional Services
AllClear ID, Inc.	Warrant	Common Stock	8/31/2017	8/31/2027	870,514	1,750	-	(13)
Bombora, Inc.	Warrant	Common Stock	3/31/2021	3/31/2031	121,581	174	114	(13)
Bombora, Inc.	Warrant	Common Stock	12/26/2023	12/26/2033	57,750	51	54	(13)
CloudPay, Inc.	Warrant	Series B Preferred Stock	6/30/2020	6/30/2030	11,273	218	1,196	(5) (9) (13)
CloudPay, Inc.	Warrant	Series D Preferred Stock	8/17/2021	8/17/2031	3,502	52	56	(5) (9) (13)
CloudPay, Inc.	Warrant	Series D Preferred Stock	9/26/2022	9/26/2032	5,252	176	109	(5) (9) (13)
Elevate Services, Inc.	Warrant	Series C Preferred Stock	7/10/2023	7/10/2033	248,997	447	404	(13)
Elevate Services, Inc.	Warrant	Series C Preferred Stock	7/17/2024	7/17/2034	236,549	377	555	(13)
FiscalNote, Inc.	Contractual Right	Earnout	7/29/2022	7/29/2027	N/A	127	-	(13) (14) (16)
JobGet Holdings, Inc. (fka Snagajob.com, Inc.)	Warrant	Series B-1 Preferred Stock	9/29/2021	9/29/2031	763,269	343	-	(13)
Swing Education, Inc.	Warrant	Series C Preferred Stock	6/27/2025	6/27/2035	196,160	19	15	(13)
	Total Commercial & Professional Services - 0.52%*					3,734	2,503

	Consumer Services
FINN GmbH	Warrant	Series C2 Preferred Stock	12/4/2025	12/4/2030	333	691	690	(6) (9) (13) (17) (25)
	Total Consumer Services - 0.14%*					691	690

	Financial Services
Autobooks, Inc.	Contractual Right	Success Fee	5/5/2025	N/A	N/A	489	698	(13) (16)
Betterment Holdings, Inc.	Warrant	Common Stock	10/6/2023	10/6/2033	7,680	35	56	(13)
Betterment Holdings, Inc.	Warrant	Common Stock	10/6/2023	10/6/2033	9,818	40	64	(13)
Credit Sesame, Inc.	Warrant	Common Stock	1/7/2020	1/7/2030	191,601	425	535	(13)
	Total Financial Services - 0.28%*					989	1,353

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

 Consolidated Schedule of Investments – (continued)

December 31, 2025

(In thousands, except share data)

Portfolio Company**	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants & Other Contractual Rights
	Health Care Equipment & Services
Allurion Technologies, Inc.	Warrant	Common Stock	3/30/2021	3/30/2031	5,320	282	-	(13) (14)
Allurion Technologies, Inc.	Warrant	Common Stock	6/14/2022	3/30/2031	1,851	141	-	(13) (14)
Allurion Technologies, Inc.	Warrant	Common Stock	9/15/2022	9/15/2032	1,850	144	-	(13) (14)
Allurion Technologies, Inc.	Contractual Right	Earnout	8/2/2023	8/1/2028	N/A	-	-	(13) (14) (16)
EBR Systems, Inc.	Contractual Right	Success fee	6/30/2022	6/30/2032	N/A	605	561	(13) (14) (16)
Mingle Healthcare Solutions, Inc.	Warrant	Series CC Preferred Stock	8/15/2018	8/15/2028	1,770,973	492	-	(13)
Moximed, Inc.	Warrant	Series C Preferred Stock	6/24/2022	6/24/2032	214,285	175	29	(13)
Nalu Medical, Inc.	Warrant	Series D-2 Preferred Stock	10/12/2022	10/12/2032	91,717	173	262	(13)
Onward Medical, N.V.	Warrant	Common Stock	6/28/2024	9/26/2034	165,338	340	361	(8) (9) (13) (14) (17)
Route 92 Medical, Inc.	Contractual Right	Success fee	3/31/2025	3/31/2035	N/A	833	666	(13) (16)
SetPoint Medical Corporation	Warrant	Series B Preferred Stock	6/29/2021	6/29/2031	400,000	14	156	(13)
SetPoint Medical Corporation	Warrant	Series B Preferred Stock	12/29/2022	12/29/2032	600,000	74	234	(13)
	Total Health Care Equipment & Services - 0.47%*					3,273	2,269

	Household & Personal Products
Madison Reed, Inc.	Contractual Right	Success fee	8/29/2025	N/A	N/A	404	446	(13) (16)
	Total Household & Personal Products - 0.09%*					404	446

	Insurance
Kin Insurance, Inc.	Warrant	Series D-3 Preferred Stock	9/26/2022	9/26/2032	62,364	426	759	(13)
Kin Insurance, Inc.	Warrant	Series E Preferred Stock	8/13/2025	8/13/2035	10,618	546	175	(13)
	Total Insurance - 0.20%*					972	934

	Media & Entertainment
Skillshare, Inc.	Contractual Right	Success fee	8/15/2025	N/A	N/A	337	319	(13) (16)
Snap! Mobile, Inc.	Warrant	Series B Preferred Stock	9/30/2024	9/30/2034	19,140	345	306	(13)
	Total Media & Entertainment - 0.13%*					682	625

	Pharmaceuticals, Biotechnology & Life Sciences
Mustang Bio, Inc.	Warrant	Common Stock	3/4/2022	3/4/2032	997	315	-	(13) (14)
Shield Therapeutics PLC	Warrant	Common Stock	12/2/2025	12/2/2031	906,468	63	62	(5) (9) (13) (14) (17)
	Total Pharmaceuticals, Biotechnology & Life Sciences - 0.01%*					378	62

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

 Consolidated Schedule of Investments – (continued)

December 31, 2025

(In thousands, except share data)

Portfolio Company**	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants & Other Contractual Rights
	Systems Software
Circadence Corporation	Warrant	Series A-6 Preferred Stock	12/20/2018	12/20/2028	1,538,462	3,630	-	(13)
Circadence Corporation	Warrant	Series A-6 Preferred Stock	10/31/2019	10/31/2029	384,615	846	-	(13)
Circadence Corporation	Contractual Right	Success fee	12/21/2023	N/A	N/A	304	454	(13) (16)
Scale Computing, Inc.	Warrant	Common Stock	3/29/2019	3/29/2029	9,665,667	346	-	(13)
Synack, Inc.	Warrant	Common Stock	12/29/2023	6/30/2032	131,521	168	181	(13)
	Total Systems Software - 0.13%*					5,294	635

	Technology Hardware & Equipment
Brivo, Inc.	Warrant	Series A-2 Preferred Stock	10/20/2022	10/20/2032	201,000	98	403	(13)
Brivo, Inc.	Warrant	Series A-2 Preferred Stock	12/27/2024	12/27/2034	32,109	43	64	(13)
Dejero Labs, Inc.	Warrant	Common Stock	5/31/2019	5/31/2029	333,621	192	124	(7) (9) (13) (17)
Linxup, LLC	Contractual Right	Success fee	11/3/2023	11/3/2033	N/A	253	243	(13) (16)
RealWear, Inc.	Warrant	Series A-1 Preferred Stock	10/5/2018	10/5/2028	73,746	89	118	(13)
RealWear, Inc.	Warrant	Common Stock	10/5/2018	10/5/2028	38,705	47	1	(13)
RealWear, Inc.	Warrant	Series A-1 Preferred Stock	12/28/2018	12/28/2028	14,749	16	24	(13)
RealWear, Inc.	Warrant	Common Stock	12/28/2018	12/28/2028	7,742	9	-	(13)
RealWear, Inc.	Warrant	Series A-1 Preferred Stock	6/27/2019	6/27/2029	81,251	250	57	(13)
RealWear, Inc.	Warrant	Common Stock	6/27/2019	6/27/2029	42,643	131	1	(13)
	Total Technology Hardware & Equipment - 0.21%*					1,128	1,035

Total Warrants & Other Contractual Rights - 3.30%*						24,757	16,005

Total Non-Control/Non-Affiliate Investments - 188.19%*						961,646	912,656

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

 Consolidated Schedule of Investments – (continued)

December 31, 2025

(In thousands, except share data)

Portfolio Company**	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Affiliate Investments								(20)
Equity Investments
	Application Software
Coginiti Corp	Equity	Common Stock	3/9/2020	N/A	1,040,160	4,551	-	(13)
	Total Application Software - 0.00%*					4,551	-

Total Equity Investments - 0.00%*						4,551	-

Warrants & Other Contractual Rights
	Application Software
Coginiti Corp	Warrant	Common Stock	3/9/2020	3/9/2030	811,770	-	-	(13)
	Total Application Software - 0.00%*					-	-

Total Warrants & Other Contractual Rights - 0.00%*						-	-

Total Affiliate Investments - 0.00%*						4,551	-

Control Investments								(21)
Equity Investments
	Commercial & Professional Services
Pivot3, Inc.	Equity	100% Equity Interest	12/31/2023	N/A	N/A	950	1,493	(19)
	Total Commercial & Professional Services - 0.31%*					950	1,493

	Multi-Sector Holdings
Runway-Cadma I LLC	Equity	50% Equity Interest	3/6/2024	N/A	N/A	12,283	13,253	(9)
	Total Multi-Sector Holdings - 2.73%*					12,283	13,253

Total Equity Investments - 3.04%*						13,233	14,746

Total Control Investments - 3.04%*						13,233	14,746

Total Investments - 191.23%*						$979,430	$927,402

Cash and Cash Equivalents and Short Term Investments

Goldman Sachs Financial Square Government Fund Institutional Shares		FGTXX/38141W273				2,849	2,849
Cash						15,326	15,326
	Total Cash and Cash Equivalents and Short Term Investments - 3.75%*					18,175	18,175

Total Investments, Cash and Cash Equivalents, and Short Term Investments - 194.98%*						$997,605	$945,577

Foreign Currency Forward Contracts

Foreign Currency	Counterparty	Maturity Date	Notional Amount to be Sold (£)	Notional Amount to be Purchased ($)	Unrealized Gain (Loss) ($)
British Pound Sterling (GBP)	Canadian Imperial Bank of Commerce	5/14/2026	21,964	28,873	(711)
Total					$(711)

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

(19)

The assets recovered on the senior secured term loan to Pivot3, Inc. were contributed to P3 Holdco LLC by the Company, a wholly owned subsidiary of the Company. For more information, refer to "Note 2 – Summary of Significant Accounting Policies, Principles of Consolidation."

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

RUNWAY GROWTH FINANCE CORP.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Organization

Runway Growth Finance Corp. (the "Company") is a Maryland corporation that was formed on August 31, 2015. On August 18, 2021, the Company changed its name to "Runway Growth Finance Corp." from "Runway Growth Credit Fund Inc." The Company is an externally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). In addition, the Company has elected to be treated, currently qualifies, and intends to continue to qualify annually as a regulated investment company ("RIC") under subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").

The Company was formed primarily to lend to, and selectively invest in, high growth-potential companies in technology, healthcare, business services, financial services, and select consumer services and products in other high-growth industries. The Company’s investment objective is to maximize its total return to its stockholders primarily through current income on its loan portfolio, and secondarily through capital gains on its warrants and other equity positions. The Company’s investment activities are managed by its external investment adviser, Runway Growth Capital LLC ("RGC"). The Company’s administrator, Runway Administrator Services LLC (the "Administrator"), is a wholly owned subsidiary of RGC and provides administrative services necessary for the Company to operate. On January 30, 2025, a private investment fund advised by BC Partners Advisors L.P. ("BC Partners") acquired the majority equity interest of RGC, and Mount Logan Capital Inc., an affiliate of BC Partners, acquired the remaining minority equity interest, together acquiring the entirety of the outstanding equity interest of RGC (the "BCP Transaction").

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

On April 6, 2026, the Company completed its acquisition of SWK Holdings Corporation ("SWK"), a Delaware corporation and a life science focused specialty finance company that provided minimally dilutive financing to small- and mid-sized commercial-stage healthcare companies. As a result of the transaction, the Company's investment portfolio expanded to include SWK's healthcare and life sciences investments. For additional information, refer to "Note 13 – Acquisition of SWK Holdings Corporation."

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

SWK Acquisition Accounting

The Company accounted for its acquisition of SWK as an asset acquisition in accordance with ASC Topic 805-50, Business Combinations - Related Issues ("ASC 805"), because substantially all of the fair value of the gross assets acquired was concentrated in a group of similar identifiable assets consisting primarily of investments.

The results of operations associated with the acquired assets and assumed liabilities are included in the Company’s consolidated financial statements beginning on April 6, 2026. See "Note 13 – Acquisition of SWK Holdings Corporation" for additional information regarding the acquisition.

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

The Company’s consolidated operations include the activities of its wholly owned subsidiary, P3 Holdco LLC (“P3 Holdco”), which was formed to facilitate the Company’s former investment in Pivot3, Inc. (“Pivot3”). Accordingly, the Company consolidates P3 Holdco in its consolidated financial statements in accordance with ASC 946. On March 12, 2026, substantially all of Pivot3’s assets were sold in exchange for upfront consideration and the right to receive a contingent deferred payment. The Company assigned no value to the contingent deferred payment as of June 30, 2026. P3 Holdco will remain in existence to facilitate the receipt and distribution of any future contingent payment. Refer to the Consolidated Schedule of Investments for the Company’s equity interests in Pivot3 as of December 31, 2025.

The Company has determined that the JV (as defined below) is an investment company under ASC Topic 946. However, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary, which is an extension of the operations of the Company, or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its interest in the JV as it is not a substantially wholly owned investment company subsidiary of the Company. In addition, the JV is not an operating company and the Company does not control the JV, as voting rights are allocated equally among the two JV members. As a result, the JV is accounted for as a portfolio investment of the Company held at fair value and not included as a consolidated subsidiary in the Company's consolidated financial statements. Refer to the Consolidated Schedule of Investments for the Company’s equity interests in the JV as of June 30, 2026 and December 31, 2025.

In accordance with Rule 3-09 of Regulation S-X, as amended, the Company must determine which of its unconsolidated controlled subsidiaries, if any, are considered "significant subsidiaries." In evaluating these unconsolidated controlled subsidiaries, there are two significance tests utilized per Rule 1-02(w) of Regulation S-X to determine if any of the Company’s investments or unconsolidated controlled subsidiaries are considered significant: the investment test and the income test. As of June 30, 2026, and December 31, 2025, none of the Company’s investments or unconsolidated controlled subsidiaries met either of these two significance tests.

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

Runway-Cadma I LLC

The Company entered into a joint venture agreement, effective as of March 6, 2024, with Cadma Capital Partners LLC ("Cadma") to create and co-manage Runway-Cadma I LLC (the "JV"). The JV may invest in secured loans to growth-stage companies that have been originated by the Company. The Company and Cadma have equal ownership of the JV and each committed to provide $35.0 million of the total $70.0 million in equity capital. All portfolio decisions and generally all other actions with respect to the JV must be approved by the board of managers of the JV, consisting of an equal number of representatives of the Company and Cadma. Capital contributions are called from the Company and Cadma on a pro-rata basis based on their total capital commitments. For more information, refer to "Note 3 – Related Party Agreements and Transactions." Quarterly distributions received from the JV are recognized as Interest income from control investments on the Company’s Consolidated Statements of Operations.

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

Cash and Cash Equivalents

Cash consists solely of funds deposited with financial institutions, while cash equivalents consist of short-term liquid investments in money market funds. Cash and cash equivalents are carried at cost, which approximates fair value. As of June 30, 2026 and December 31, 2025, the Company had $8.6 million and $2.8 million invested in money market funds, respectively. Dividends earned from money market funds are recorded in "Other income" on the Consolidated Statements of Operations. The Company may hold foreign cash from time to time as a result of transactions related to investments denominated in foreign currencies. Foreign cash includes the value of foreign currencies held and translated to U.S. dollars using the prevailing foreign exchange rates as of June 30, 2026. Temporary fluctuations in any foreign currency held on the balance sheet date are recorded in "Net change in unrealized gain (loss) on forward contracts and foreign currency transactions" on the Consolidated Statements of Operations. Any realized gains or losses recognized upon foreign currency translated into local currency are recorded in "Net realized gain (loss) on forward contracts and foreign currency transactions" on the Consolidated Statements of Operations.

Investments Denominated in Foreign Currency

At each balance sheet date, portfolio company investments denominated in foreign currencies and any related receivables are translated into U.S. dollars using the spot exchange rate on the last business day of the period. Purchases and sales of foreign portfolio company investments, and any income from such investments, are translated into U.S. dollars using the rates of exchange prevailing on the respective dates of such transactions. As of June 30, 2026, the Company held five investments denominated in British pounds sterling, five investments denominated in Canadian dollars, five investments denominated in euros, and one investment denominated in Australian dollars. As of December 31, 2025, the Company held two investments denominated in British pounds sterling, one investment in Canadian dollars, and five investments denominated in euros. Refer to the Consolidated Schedule of Investments and respective footnotes to the Consolidated Schedule of Investments for more details on the portfolio company investments held in foreign currencies as of June 30, 2026 and December 31, 2025.

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

The Company currently holds, and expects to hold in the future, some investments in its portfolio with payment-in-kind ("PIK") interest provisions. PIK interest is computed at the contractual rate specified in each loan agreement and is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount of income the Company is required to distribute to stockholders to maintain its qualification as a RIC for U.S. federal income tax purposes. For the three and six months ended June 30, 2026, 4.2% and 9.3%, respectively, of the Company’s total investment income was attributable to non-cash PIK interest. For the three and six months ended June 30, 2025, 11.3% and 10.8%, respectively, of the Company’s total investment income was attributable to non-cash PIK interest.

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

Debt and Related Deferred Financing Costs, Discounts and Premiums

The debt of the Company is carried at amortized cost on the Consolidated Statements of Assets and Liabilities, which is comprised of the principal amount borrowed, net of unamortized deferred financing costs and discounts, and adjusted for any unamortized premiums. Deferred financing costs ("DFC") are fees and other direct incremental costs incurred by the Company in connection with debt financing arrangements, while discounts and premiums represent differences between the face amount and initial carrying amount of the related debt instrument. DFC, discounts and premiums are amortized over the life of the related debt instrument or the life of such cost's respective service, if shorter, using the straight-line method, which closely approximates the effective yield method. Amortization of such DFC, discounts, and premiums, along with interest expense on the outstanding principal balance are recorded in "Interest and other debt financing expenses" on the Consolidated Statements of Operations. Unamortized DFC, discounts, and premiums related to any borrowings that are not a revolving credit facility are recorded as a reduction or addition to the carrying value of the Company's debt, titled "Deferred financing costs, net" on the Consolidated Statements of Assets and Liabilities. DFC related to a revolving credit facility are presented as an asset on the Consolidated Statements of Assets and Liabilities, titled "Deferred financing costs," regardless of whether borrowings are outstanding. Accrued but unpaid interest is included within "Interest payable" on the Consolidated Statements of Assets and Liabilities. For more information, refer to "Note 7 – Borrowings."

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

The following table summarizes the cost, fair value, and types of income not recorded in "Interest income" on the Consolidated Statements of Operations related to senior secured term loans on non-accrual status as of June 30, 2026 and December 31, 2025 (in thousands):

	Date of Non-Accrual	Forgone Interest Income	Forgone Accretion of OID and ETP	Total Forgone Income	Cost Basis	Fair Value	Fair Value as a % of Total Portfolio
As of June 30, 2026
Investment
Marley Spoon SE	3/31/2026	$2,560	$44	$2,604	$48,956	$43,137	3.62%
Mingle Healthcare Solutions, Inc.	1/1/2024	1,603	-	1,603	4,757	1,897	0.16
Total		$4,163	$44	$4,207	$53,713	$45,034	3.78%

As of December 31, 2025
Investment
Mingle Healthcare Solutions, Inc.	1/1/2024	1,306	-	1,306	4,757	2,361	0.25
Total		$1,306	$-	$1,306	$4,757	$2,361	0.25%

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
•
Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models incorporating significant unobservable inputs, such as discounted cash flow models and other similar valuation techniques. The valuation of Level 3 assets and liabilities generally requires significant management judgment due to the inability to observe inputs to valuation.

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

This valuation process includes, among other factors, evaluating the underlying investment performance, the portfolio company’s financial condition, enterprise value and existing capital structure, as well as the ability to raise additional capital, and macro-economic events that may impact valuations. These events include, but are not limited to, current market yields and interest rate spreads of similar securities as of the measurement date. Significant increases (decreases) in these unobservable inputs could result in significantly higher (lower) fair value measurements.

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

Warrants & Other Contractual Rights

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

Royalties are valued utilizing either a discounted cash flow approach or a scenario analysis, as applicable. Under the discounted cash flow approach, fair value is determined based on the present value of the remaining expected royalty cash flows, discounted using an appropriate required rate of return. When future royalty proceeds are dependent on uncertain outcomes, a scenario-based method is utilized whereby potential future cash flows are estimated under various scenarios, probability weighted and discounted to present value to arrive at fair value.

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

Investment Classification

The Company classifies its investments by level of affiliation and control. As defined in the 1940 Act, investee companies are generally deemed as affiliated investments when a company or individual owns 5.0% or more of the outstanding voting securities of an investee company. Under the 1940 Act, control investments are generally those where the investor has the ability or power to exercise a controlling influence over the management or policies of an investee company. Control is generally deemed to exist when a company or individual owns beneficially more than 25.0% of the outstanding voting securities of an investee company, or maintains greater than 50% representation on the investee company's board of directors.

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

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted-average number of common shares outstanding for the period presented. For the three and six months ended June 30, 2026 and 2025, basic and diluted earnings (loss) per share of common stock were the same because there were no potentially dilutive securities outstanding. Per share data is based on the weighted-average shares outstanding.

Comprehensive Income

The Company reports all changes in comprehensive income in the Consolidated Statements of Operations. The Company did not have any other comprehensive income during the three and six months ended June 30, 2026 and 2025. The Company’s comprehensive income is equal to its "Net increase (decrease) in net assets resulting from operations" on the Consolidated Statements of Operations.

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

Recently Issued Accounting Pronouncements

On December 8, 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements ("ASU 2025-11"), which amends the guidance in Topic 270 to clarify and enhance certain interim reporting requirements, including improvements intended to increase consistency in the application of interim disclosure and recognition guidance. The amendments are designed to simplify the preparation of interim consolidated financial statements and improve the transparency of interim reporting. The guidance in ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. The Company plans to adopt the pronouncement for its fiscal year beginning January 1, 2028 and is currently evaluating the potential effect that the standard will have on the Company's consolidated financial statements and related disclosures.

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

For the three and six months ended June 30, 2026, RGC earned base management fees at a rate of 1.50% per annum, amounting to $3.5 million and $7.1 million, respectively. For the quarters ended December 31, 2025 and March 31, 2026, the Company’s ending gross assets temporarily declined below $1.0 billion, which resulted in an increase to the quarterly base management fee rate from 0.375% to 0.40% for the quarters ended March 31, 2026 and June 30, 2026. With the approval of RGC’s Board of Managers, RGC voluntarily waived the incremental base management fee otherwise payable for that period. The waiver was not subject to recoupment and did not amend the terms of the Advisory Agreement. The total base management fees waived for the three and six months ended June 30, 2026 were approximately $231.9 thousand and $472.7 thousand, respectively. For the three and six months ended June 30, 2025, RGC earned base management fees at a rate of 1.50% per annum, amounting to $3.9 million and $8.0 million, respectively. There were no management fees waived for the three and six months ended June 30, 2025. As the Company pays management fees at the beginning of each respective quarter, there were no management fees payable as of June 30, 2026 and December 31, 2025.

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

For the three months ended June 30, 2026, RGC earned incentive fees of $3.6 million and reversed $3.8 million of incentive fees that were accrued and generated from deferred interest in prior periods, resulting in net incentive fees of ($0.2) million for the period. These reversals were triggered by realized losses on our loan investments in Marley Spoon SE and Blueshift Labs, Inc. that exceeded original cost, such that recovery of the related deferred interest income is no longer expected. Of the $3.6 million earned, $2.5 million was earned and payable in cash and $1.1 million was accrued and generated from deferred interest. With the current deferred incentive fees of $1.1 million and the reversal of the $3.8 million from prior periods, the net change in deferred incentive fees for the period was a decrease of $2.7 million. For the three months ended June 30, 2025, RGC earned incentive fees of $3.5 million, of which $2.3 million was payable in cash and $1.2 million was accrued and generated from deferred interest.

For the six months ended June 30, 2026, RGC earned incentive fees of $6.2 million and reversed $3.8 million of incentive fees that were accrued and generated from deferred interest in prior periods, resulting in net incentive fees of $2.4 million for the period. These reversals were triggered by realized losses on our loan investments in Marley Spoon SE and Blueshift Labs, Inc. that exceeded original cost, such that recovery of the related deferred interest income is no longer expected. Of the $6.2 million earned, $3.9 million was earned and payable in cash and $2.3 million was accrued and generated from deferred interest. With the current deferred incentive fees of $2.3 million and the reversal of the $3.8 million from prior periods, the net change in deferred incentive fees for the period was a decrease of

$1.5 million. For the six months ended June 30, 2026, RGC earned incentive fees of $7.5 million, of which $5.4 million was payable in cash and $2.1 million was accrued and generated from deferred interest.

All incentive fees accrued and generated from deferred interest (i.e., PIK and certain ETP accretion) are not payable until receipt of associated cash by the Company, at which time the incentive fees are recategorized from deferred incentive fees payable to cash incentive fees payable. All figures presented for the three and six months ended June 30, 2026 and 2025 are net of such recategorizations during the respective period.

As of June 30, 2026, $2.5 million of incentive fees was payable in cash, and $10.8 million was deferred incentive fees payable, both of which are included in "Incentive fees payable" on the Statements of Assets and Liabilities. As of December 31, 2025, $2.2 million of incentive fees payable was payable in cash, and $12.2 million was deferred incentive fees payable, both of which are included in "Incentive fees payable" on the Consolidated Statements of Assets and Liabilities.

The capital gains incentive fee consists of fees related to realized gains and losses and unrealized capital losses. As of June 30, 2026 and December 31, 2025, there were no capital gains incentive fees accrued, earned or payable to RGC under the Advisory Agreement.

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

For the three months ended June 30, 2026, the Company incurred $0.6 million of Administration Agreement expenses, of which $0.1 million was a third-party administrator expense and $0.5 million was overhead allocation expense. For the three months ended June 30, 2025, the Company incurred $0.7 million of Administration Agreement expenses, of which $0.2 million was a third-party administrator expense and $0.5 million was overhead allocation expense. All Administration Agreement expenses are recorded as "Administration agreement expenses" on the Consolidated Statements of Operations.

For the six months ended June 30, 2026, the Company incurred $1.3 million of Administration Agreement expenses, of which $0.3 million was a third-party administrator expense and $1.0 million was overhead allocation expense. For the six months ended June 30, 2025, the Company incurred $1.3 million of Administration Agreement expenses, of which $0.4 million was a third-party administrator expense and $0.9 million was overhead allocation expense. All Administration Agreement expenses are recorded as "Administration agreement expenses" on the Consolidated Statements of Operations.

As of June 30, 2026, the Company had accrued a payable to the Administrator of $0.8 million and no payable to the third-party administrator. As of December 31, 2025, the Company had accrued a payable to the Administrator of $0.6 million and a payable to the third-party administrator of $0.3 million. All payables related to the Administration Agreement are recorded within "Accrued expenses and other liabilities" on the Consolidated Statements of Assets and Liabilities.

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

Runway-Cadma I LLC

In March 2024, the Company entered into a joint venture agreement with Cadma to create and co-manage Runway-Cadma I LLC, also referred to as the JV. The JV entered into a senior secured revolving credit facility with Apollo Capital Management, L.P. ("Apollo Credit Facility"), which provided the JV with a $40.0 million commitment, subject to borrowing base requirements. The Apollo Credit

Facility is non-recourse to the Company and bears interest at three-month SOFR plus 4.15%. As of June 30, 2026, the JV has not drawn on the available commitment in the Apollo Credit Facility.

During the three and six months ended June 30, 2026 and 2025, the Company's capital activity to and from the JV were as follows:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025

Contributions	$-	$-	$-	$-
Return of capital	-	-	103	-
Distributions	370	-	864	-

There were no receivables or payables between the Company and the JV as of June 30, 2026 and December 31, 2025. As of June 30, 2026 and December 31, 2025, the JV had the following net asset value, contributed capital, and unfunded commitments from its members (in thousands):

	The Company	Cadma	Total JV
As of June 30, 2026
Net asset value	$13,035	$13,035	$26,070

Commitments	35,000	35,000	70,000
Contributed capital	12,283	12,283	24,565
Return of capital	(103)	(103)	(205)
Unfunded commitments	$22,820	$22,820	$45,640

As of December 31, 2025
Net asset value	$13,252	$13,252	$26,505

Commitments	35,000	35,000	70,000
Contributed capital	12,283	12,283	24,565
Return of capital	-	-	-
Unfunded commitments	$22,718	$22,718	$45,435

As of June 30, 2026, the JV had two debt investments with an aggregate fair value of $24.1 million and two warrant investments with an aggregate fair value of $0.2 million. As of December 31, 2025, the JV had two debt investments with an aggregate fair value of $23.8 million and two warrant investments with an aggregate fair value of $0.2 million.

Relationship with Oaktree Capital Management, L.P. and OCM Growth Holdings

In December 2016, the Company and RGC entered into a strategic relationship with Oaktree Capital Management, L.P. ("Oaktree"). In connection with the relationship, OCM Growth Holdings ("OCM Growth"), an affiliate of Oaktree, purchased an aggregate of 14,571,334 shares of the Company's common stock for an aggregate purchase price of $219.3 million in the Company's initial private offering and second private offering. As of June 30, 2026, OCM Growth owned 7,029,668 shares of the Company's common stock, or 16.6% of the Company's outstanding shares.

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

Key Stockholder Agreement

See “Note 13 – Acquisition of SWK Holdings Corporation” for a discussion of the Key Stockholder Agreement (as defined therein).

Note 4 – Investments

Control and Affiliate Investments

The Company classifies its investment portfolio by level of affiliation and control in accordance with the requirements of the 1940 Act. As defined in the 1940 Act, investee companies are generally deemed as affiliated investments when a company or individual owns 5.0% or more of the outstanding voting securities of an investee company. Under the 1940 Act, control investments are generally those where the investor has the ability or power to exercise a controlling influence over the management or policies of an investee company. Control is generally deemed to exist when a company or individual owns beneficially more than 25.0% of the outstanding voting securities of an investee company, or maintains greater than 50.0% representation on the investee company's board of directors.

The Company’s affiliate and control investments as of June 30, 2026, along with the transactions during the six months ended June 30, 2026, are as follows (in thousands):

		For the Six Months Ended June 30, 2026
Portfolio Company	Investment Description	Investment Income Earned 2026	Fair Value as of December 31, 2025	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Gain (Loss)	Fair Value as of June 30, 2026(3)
Affiliate Investments
Equity Investments
Coginiti Corp	Common Stock	-	-	-	-	-	-	-
Total Equity Investments		-	-	-	-	-	-	-

Warrants
Coginiti Corp	Common Stock	-	-	-	-	-	-	-
Total Warrants		-	-	-	-	-	-	-
Total Affiliate Investments		$-	$-	$-	$-	$-	$-	$-

Control Investments
Equity Investments
Pivot3, Inc.	100% Equity Interest	-	1,493	-	(2,000)	1,050	(543)	-
Runway-Cadma I LLC	50% Equity Interest	864	13,253	-	(103)	-	(115)	13,035
Total Equity Investments		864	14,746	-	(2,103)	1,050	(658)	13,035
Total Control Investments		$864	$14,746	$-	$(2,103)	$1,050	$(658)	$13,035

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
(3)
All affiliate and control investments, which as of June 30, 2026, represented 2.59% of the Company’s net assets, may be deemed to be restricted securities under the Securities Act, and were valued at fair value as determined in good faith by the Company’s Board of Directors.

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

Portfolio Composition

The following table shows the fair value of the Company's portfolio of investments by geographic region as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026		December 31, 2025
Geographic Region	Investments at Fair Value	Percentage of Net Assets	Investments at Fair Value	Percentage of Net Assets
United States
Western United States	$356,898	71.02%	$329,514	67.95%
Northeastern United States	274,441	54.61	171,308	35.32
Midwestern United States	192,640	38.33	156,397	32.25
Northwestern United States	73,882	14.70	74,198	15.30
South Central United States	72,185	14.36	41,413	8.54
Southeastern United States	50,294	10.01	21,590	4.45
Runway-Cadma I LLC(1)	13,035	2.59	13,253	2.73
Total United States	1,033,375	205.62	807,673	166.54

Germany	63,631	12.66	67,665	13.95
United Kingdom	57,437	11.43	34,415	7.10
Netherlands	17,660	3.51	17,525	3.61
Australia	11,430	2.27	-	-
Canada	8,817	1.75	124	0.03
Total	$1,192,350	237.24%	$927,402	191.23%
(1)
Runway-Cadma I LLC is a joint venture between the Company and Cadma. This entity invests in secured loans to growth-stage companies in different geographic regions that have been originated by the Company. See "Note 2 – Summary of Significant Accounting Policies" for further discussion.

The following table shows the fair value of the Company's portfolio of investments by industry using the Global Industry Classification Standard as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026		December 31, 2025
Industry	Investments at Fair Value	Percentage of Net Assets	Investments at Fair Value	Percentage of Net Assets
Application Software	$216,324	43.05%	$226,692	46.74%
Health Care Equipment & Services	181,964	36.21	122,997	25.36
Pharmaceutical, Biotechnology & Life Sciences	166,947	33.22	1,994	0.41
Financial Services	110,358	21.95	83,915	17.31
Commercial & Professional Services	104,875	20.86	115,268	23.77
Systems Software	97,444	19.38	97,823	20.17
Technology Hardware & Equipment	72,886	14.50	72,922	15.03
Household & Personal Products	66,370	13.21	39,777	8.20
Insurance	45,598	9.08	44,831	9.25
Consumer Staples Distribution & Retail	43,139	8.58	47,813	9.86
Consumer Services	35,265	7.02	19,851	4.09
Media & Entertainment	27,400	5.45	30,297	6.25
Multi-Sector Holdings(1)	23,780	4.73	23,222	4.79
Total	$1,192,350	237.24%	$927,402	191.23%

(1)
Multi-Sector Holdings consists of the Company's investment in Runway-Cadma I LLC, a joint venture between the Company and Cadma. This entity invests in secured loans to growth-stage companies that have been originated by the Company. See "Note 2 – Summary of Significant Accounting Policies" for further discussion.

Derivative Financial Instruments

In the normal course of business, the Company may utilize derivative contracts in connection with its investment activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Company's derivative activities and exposure to derivative contracts primarily involve equity price risks. In addition to the primary underlying risk, additional counterparty risk exists due to the potential inability of counterparties to meet the terms of their contracts.

The Company may also hold warrants and other contractual rights, including royalty interests, earnouts, success fees, contingent payment rights and similar securities, in connection with its investment activities. Warrants provide exposure and potential gains upon increases in the portfolio company’s equity value. A warrant has a limited life and expires on a certain date. As a warrant’s expiration date approaches, the time value of the warrant will decline. In addition, if the stock underlying the warrant declines in price, the intrinsic value of the warrant will decline. Further, if the price of the stock underlying the warrant does not exceed the strike price of the warrant on the expiration date, the warrant will expire worthless. As a result, there is the potential for the entire value of an investment in a warrant to be lost.

Other contractual rights generally represent contractual arrangements that provide the Company with the right to receive cash, equity or other consideration upon the occurrence of specified future events or based on specified contractual terms. The value of these instruments may be impacted by, among other factors, the operating performance of the related portfolio company, the achievement of milestones or other contractual conditions, changes in expected future cash flows, and the ability of counterparties to perform under the relevant agreements. As a result, there is the potential for all or part of the value of an investment in other contractual rights to be lost.

The Company’s volume of warrant and other contractual rights investment activity is closely correlated to its primary senior secured loans to portfolio companies. Counterparty risk exists from the potential failure of an issuer or counterparty to settle or otherwise perform under the relevant agreements. The maximum risk of loss from counterparty risk is the fair value of the securities and the purchase price of the warrants and other contractual rights. The Board of Directors considers the effects of counterparty risk when determining the fair value of its investments in warrants and other contractual rights.

For the three and six months ended June 30, 2026, the Company had a net realized gain of $3.3 million and $3.5 million, respectively, and a net change in unrealized loss of $1.8 million and $3.2 million, respectively, from its investments in warrants and other contractual rights. For the three months ended June 30, 2025, the Company had no realized gains or losses from its investments in warrants and other contractual rights. For the six months ended June 30, 2025, the Company had a net realized loss of $1.3 million from its investments in warrants and other contractual rights. For the three and six months ended June 30, 2025, the Company had a net change in unrealized gains of $0.1 million and $0.9 million, respectively, from its investments in warrants and other contractual rights. Realized gains and losses from warrants and other contractual rights are included in the respective control, affiliate, or non-control/non-affiliate "Net realized gain (loss)" on the Consolidated Statements of Operations. Unrealized gains and losses from investments in warrants and other contractual rights are included in the respective control, affiliate, or non-control/non-affiliate "Net change in unrealized gain (loss)" on the Consolidated Statements of Operations.

During the three months ended June 30, 2026, the Company’s foreign currency forward contract to sell £22.0 million and purchase $28.9 million matured and was settled on May 14, 2026. The Company recognized a realized loss of $0.9 million upon settlement. As of June 30, 2026, the Company had no foreign currency forward contracts outstanding.

The following table shows the Company's outstanding foreign currency forward contracts as of December 31, 2025 (in thousands):

Foreign Currency	Counterparty	Maturity Date	Notional Amount to be Sold (£)	Notional Amount to be Purchased ($)	Unrealized Gain (Loss) ($)
British Pound Sterling (GBP)	Canadian Imperial Bank of Commerce	5/14/2026	21,964	28,873	(711)
Total					$(711)

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by either party. The Company’s unrealized loss on derivative instruments is reported as "Foreign currency forward contracts" on the Consolidated Statements of Assets and Liabilities. As of June 30, 2026, the Company had no derivative assets or liabilities subject to a master netting arrangement.

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of June 30, 2026 and December 31, 2025 (in thousands):

	Level 1	Level 2	Level 3	Measured at Net Asset Value(1)	Total
As of June 30, 2026
Portfolio Investments
Senior Secured Loans	$-	$-	$1,074,494	$-	$1,074,494
Second Lien Loans	-	-	22,281	-	22,281
Subordinated Debt	-	-	25,554	-	25,554
Preferred Stock/Units	-	-	29,297	-	29,297
Common Stock/Units	333	-	634	-	967
Equity Interest	-	-	-	13,035	13,035
Warrants & Other Contractual Rights	-	347	26,375	-	26,722
Total Portfolio Investments	333	347	1,178,635	13,035	1,192,350
Cash equivalents	8,643	-	-	-	8,643
Total	$8,976	$347	$1,178,635	$13,035	$1,200,993

As of December 31, 2025
Portfolio Investments
Senior Secured Loans	$-	$-	$853,893	$-	$853,893
Second Lien Loans	-	-	6,434	-	6,434
Preferred Stock/Units	-	-	36,264	-	36,264
Common Stock/Units	42	-	18	-	60
Equity Interest	-	-	1,493	13,253	14,746
Warrants & Other Contractual Rights	-	423	15,582	-	16,005
Total Portfolio Investments	42	423	913,684	13,253	927,402
Cash equivalents	2,849	-	-	-	2,849
Foreign Currency Forward Contract	-	(711)	-	-	(711)
Total	$2,891	$(288)	$913,684	$13,253	$929,540

(1)
In accordance with ASC 820, the Company's equity investment in Runway-Cadma I LLC is measured using the net asset value as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy.

The Company transfers investments in and out of Levels 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the three and six months ended June 30, 2026, the Company did not have any transfers of investments between levels. During the six months ended June 30, 2025, the Company's preferred stock investment in CareCloud, Inc., valued at $9.2 million at the beginning of the reporting period, was reclassified from Level 2 to Level 3 due to delisting from the NASDAQ stock exchange.

The following table presents a rollforward of Level 3 assets measured at fair value as of June 30, 2026 (in thousands):

	Senior Secured Loans	Second Lien Loans	Subordinated Debt	Preferred Stock/Units	Common Stock/Units	Equity Interest	Warrants & Other Contractual Rights	Total
Fair value at December 31, 2025	$853,893	$6,434	$-	$36,264	$18	$1,493	$15,582	$913,684
Transfers in (out) of Level 3	-	-	-	-	-	-	-	-
Purchases of investments(1)	272,181	15,457	31,373	2,037	645	-	20,054	341,747
PIK interest	6,328	426	-	-	-	-	-	6,754
Sales or prepayments of investments(1)	(30,870)	-	-	-	-	(2,000)	(10,484)	(43,354)
Scheduled principal repayments of investments	(12,403)	-	-	-	-	-	-	(12,403)
Amortization of fixed income premiums or accretion of discounts and ETP	7,227	15	-	-	-	-	-	7,242
Net realized gain (loss)	(47,643)	-	-	-	-	1,050	3,466	(43,127)
Net change in unrealized gain (loss)	25,781	(51)	(5,819)	(9,004)	(29)	(543)	(2,243)	8,092
Fair value at June 30, 2026	$1,074,494	$22,281	$25,554	$29,297	$634	$-	$26,375	$1,178,635
Net change in unrealized gain (loss) on Level 3 investments still held as of June 30, 2026	$8,282	$(51)	$(5,818)	$(9,004)	$(29)	$-	$(2,127)	$(8,747)
(1)
Net of reorganization and restructuring of investments.

The following table presents a rollforward of Level 3 assets measured at fair value as of June 30, 2025 (in thousands):

	Senior Secured Loans	Second Lien Loans	Convertible Notes	Preferred Stock/Units	Common Stock/Units	Equity Interest	Warrants & Other Contractual Rights	Total
Fair value at December 31, 2024	$950,092	$20,152	$-	$73,460	$16	$1,198	$13,752	$1,058,670
Transfers in (out) of Level 3	-	-	-	9,181	-	-	-	9,181
Purchases of investments(1)	49,499	-	1,000	2,773	-	-	767	54,039
PIK interest	6,977	376	-	-	-	-	-	7,353
Sales or prepayments of investments	(61,906)	-	-	(37,355)	-	-	-	(99,261)
Scheduled repayments of investments	(7,895)	-	-	-	-	-	-	(7,895)
Amortization of fixed income premiums or accretion of discounts and ETP	4,026	80	-	-	-	-	-	4,106
Net realized gain (loss)	(1,501)	-	-	9,255	-	-	(1,083)	6,671
Net change in unrealized gain (loss)	2,413	170	-	(17,765)	2	(203)	701	(14,682)
Fair Value at June 30, 2025	$941,705	$20,778	$1,000	$39,549	$18	$995	$14,137	$1,018,182
Net change in unrealized gain (loss) on Level 3 investments still held as of June 30, 2025	$3,171	$169	$-	$(8,510)	$2	$(203)	$(203)	$(5,574)
(1)
Net of reorganization and restructuring of investments.

The following table provides quantitative information regarding Level 3 fair value measurements as of June 30, 2026 (in thousands):

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Senior Secured Loans(1)	$873,842	Discounted Cash Flow Analysis	Discount rate	11.2% - 37.7% (14.9%)
			Origination yield	10.2% - 37.8% (14.7%)
			Revenue multiples	0.92x - 6.99x (3.02x)
	200,652	PWERM	Discount rate	13.1% - 46.1% (27.4%)
			Origination yield	12.5% - 40.0% (15.9%)
			Revenue multiples	0.23x - 3.06x (2.08x)
Second Lien Loans(1)	22,281	Discounted Cash Flow Analysis	Discount rate	14.9% - 22.2% (17.1%)
			Origination yield	14.5% - 18.4% (15.7%)
			Revenue Multiples	2.25x - 2.52x (2.33x)
Subordinated Debt	25,554	Discounted Cash Flow Analysis	Discount rate	20.5% - 20.5% (20.5%)
			Origination yield	12.7% - 12.7% (12.7%)
			Revenue Multiples	0.23x - 0.23x (0.23x)
Preferred Stock/Units	26,920	Current Value Method (3)	Risk-free interest rate	4.1% - 4.1% (4.1%)
			Average industry volatility	55.0% - 80.0% (64.1%)
			Estimated time to exit	2.0 - 3.0 (2.6 years)
	396	Option Pricing Model	Risk-free interest rate	4.0% - 4.1% (4.0%)
			Average industry volatility	37.5% - 80.0% (50.1%)
			Estimated time to exit	2.0 - 3.2 (2.3 years)
			Revenue multiples	2.39x - 2.57x (2.56x)
	1,981	PWERM	Risk-free interest rate	4.1% - 4.1% (4.1%)
			Average industry volatility	45.0% - 45.0% (45.0%)
			Estimated time to exit	4.6 - 4.6 (4.6 years)
			Revenue multiples	1.79x - 1.79x (1.79x)
Common Stock/Units	634	Option Pricing Model	Risk-free interest rate	4.1% - 4.2% (4.1%)
			Average industry volatility	35.0% - 62.5% (37.2%)
			Estimated time to exit	3.0 - 3.0 (3.0 years)
			Revenue multiples	2.78x - 3.48x (2.94x)
Warrants & Other Contractual Rights(2)	11,548	Option Pricing Model	Risk-free interest rate	4.0% - 4.2% (4.1%)
			Average industry volatility	27.5% - 85.0% (53.2%)
			Estimated time to exit	2.0 - 5.0 (3.1 years)
			Revenue multiples	1.42x - 54.18x (3.64x)
	7,292	Discounted Cash Flows(4)	Discount rate	13.0% - 28.1% (19.0%)
			Origination yield	13.0% - 28.1% (19.0%)
	4,246	Current Value Method	Risk-free interest rate	4.1% - 4.1% (4.1%)
			Average industry volatility	30.0% - 30.0% (30.0%)
			Estimated time to exit	3.0 - 3.0 (3.0 years)
			Revenue multiples	2.8 - 2.8 (2.8 years)
	3,289	PWERM (5)	N/A	N/A
Total Level 3 Investments	$1,178,635
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
(2)
The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are inputs used in the OPM, which include industry volatility, risk free interest rate and estimated time to exit. The Equity Allocation model and the Black Scholes model were the main OPMs used during the period ended June 30, 2026. PWERM and other techniques were used as determined appropriate. Significant increases or decreases in the inputs in isolation may result in a significantly higher or lower fair value measurement, depending on the materiality of the investment. However, a significantly higher or lower fair value measurement of any of the Company’s portfolio investments may occur regardless of whether there is a significant increase or decrease in the unobservable inputs. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.
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
(4)
Contractual right investments valued using the Discounted Cash Flows methodology include royalty interests and other contractual payment rights. Fair value is determined based on projected or contractual cash flows and an estimated discount rate reflecting the timing and risk associated with those cash flows.
(5)
Contractual right investments using a PWERM valuation technique contain success fees, in which case the inputs are not applicable because the nature of a success fee is a fixed payout dependent on certain liquidation events.

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2025 (in thousands):

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Senior Secured Loans(1)	$721,579	Discounted Cash Flow Analysis	Discount rate	9.3% - 26.0% (14.6%)
			Origination yield	10.2% - 19.1% (13.7%)
			Revenue multiples	0.77x - 8.27x (3.58x)
	132,314	PWERM	Discount rate	13.6% - 46.2% (25.4%)
			Origination yield	12.7% - 29.9% (15.8%)
			Revenue multiples	0.28x - 121.39x (15.20x)
Second Lien Loans(1)	6,434	Discounted Cash Flow Analysis	Discount rate	20.5% - 20.5% (20.5%)
			Origination yield	18.4% - 18.4% (18.4%)
			Revenue Multiples	2.88x - 2.88x (2.88x)
Preferred Stock/Units	35,781	Current Value Method (5)	Risk-free interest rate	3.5% - 3.5% (3.5%)
			Average industry volatility	50.0% - 80.0% (58.1%)
			Estimated time to exit	2.0 - 3.0 (2.7 years)
	483	Option Pricing Model	Risk-free interest rate	3.5% - 3.6% (3.5%)
			Average industry volatility	35.0% - 55.0% (46.2%)
			Estimated time to exit	2.5 - 3.7 (2.7 years)
			Revenue multiples	2.73x - 2.88x (2.73x)
Common Stock/Units	18	Option Pricing Model	Risk-free interest rate	3.5% - 3.5% (3.5%)
			Average industry volatility	55.0% - 55.0% (55.0%)
			Estimated time to exit	3.0 - 3.0 (3.0 years)
Equity Interest	1,493	PWERM (4)	N/A	N/A
Warrants & Other Contractual Rights(2)	12,000	Option Pricing Model	Risk-free interest rate	3.5% - 3.6% (3.5%)
			Average industry volatility	25.0% - 90.0% (51.0%)
			Estimated time to exit	0.5 - 5.0 (2.9 years)
			Revenue multiples	2.08x - 121.39x (3.82x)
	3,582	PWERM (3)	N/A	N/A

Total Level 3 Investments	$913,684

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
(3)
Contractual right investments using a PWERM valuation technique contain success fees, in which case the inputs are not applicable because the nature of a success fee is a fixed payout dependent on certain liquidation events.
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

Fair Value of Financial Instruments Reported at Cost

The Company records its debt at amortized cost on the Consolidated Statements of Assets and Liabilities. The fair values of the Company’s Credit Facility, April 2028 Notes and December 2029 Notes (each defined in "Note 7 – Borrowings") are estimated using Level 3 inputs, which involves discounting the remaining payments based on comparable market rates for similar instruments as of the measurement date. The SWK 2027 Notes, July 2027 Notes, and February 2031 Notes are publicly traded on NASDAQ and are valued using Level 1 inputs, reflecting the most recent market prices of $25.24, $25.30 and $24.35 per share as of June 30, 2026, respectively. As of December 31, 2025, the market prices of the July 2027 Notes and December 2027 Notes were $25.24 and $25.24 per share, respectively. On March 5, 2026, the Company fully redeemed $51.75 million of its December 2027 Notes and partially redeemed $40.25 million of its July 2027 Notes.

The following table provides additional information about the approximate fair value and level in the fair value hierarchy of the Company’s outstanding borrowings as of June 30, 2026 and December 31, 2025 (in thousands):

		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total
As of June 30, 2026
Credit Facility	$346,433	$-	$-	$360,011	$360,011
SWK 2027 Notes	33,326	33,279	-	-	33,279
July 2027 Notes	39,965	40,733	-	-	40,733
April 2028 Notes	106,750	-	-	110,614	110,614
December 2029 Notes	48,729	-	-	51,053	51,053
February 2031 Notes	100,175	100,566	-	-	100,566
Total	$675,378	$174,578	$-	$521,678	$696,256

As of December 31, 2025
Credit Facility	$168,783	$-	$-	$179,962	$179,962
April 2026 Notes	24,962	-	-	25,528	25,528
July 2027 Notes	79,649	81,272	-	-	81,272
December 2027 Notes	51,030	52,247	-	-	52,247
April 2028 Notes	106,696	-	-	93,848	93,848
Total	$431,120	$133,519	$-	$299,338	$432,857

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

In the event that a portfolio company completely fails to perform according to the terms of their loan agreement, the amount of loss due to credit risk from the Company's investments would equal the sum of the Company’s recorded investments in the portfolio company and the portion of unfunded commitments currently eligible to be drawn. Refer to "Note 8 – Commitments, Contingencies, and Off-Balance Sheet Arrangements" for a summary of the aggregate balance of unfunded commitments as of June 30, 2026. The Company predominantly collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property.

As of June 30, 2026 and December 31, 2025, the Company’s five largest debt investments in portfolio companies represented 22.5% and 29.7%, respectively, of the total fair value of the Company’s debt investments in portfolio companies. As of June 30, 2026 and December 31, 2025, the Company had debt investments in 19 and 17 portfolio companies, respectively, that represented 5% or more of the Company’s net assets.

Note 7 – Borrowings

The following table shows the Company's borrowings as of June 30, 2026 and December 31, 2025 (in thousands):

	Total Commitment	Face Value	Unamortized DFC, Discounts and Premiums, net	Carrying Value
As of June 30, 2026
Credit Facility	$550,000	$350,000	$(3,567)	$346,433
SWK 2027 Notes	32,969	32,969	357	33,326
July 2027 Notes	40,250	40,250	(285)	39,965
April 2028 Notes	107,000	107,000	(250)	106,750
December 2029 Notes	50,000	50,000	(1,271)	48,729
February 2031 Notes	103,250	103,250	(3,075)	100,175
Total	$883,469	$683,469	$(8,091)	$675,378

As of December 31, 2025
Credit Facility	$550,000	$173,000	$(4,217)	$168,783
April 2026 Notes	25,000	25,000	(38)	24,962
July 2027 Notes	80,500	80,500	(851)	79,649
December 2027 Notes	51,750	51,750	(720)	51,030
April 2028 Notes	107,000	107,000	(304)	106,696
Total	$814,250	$437,250	$(6,130)	$431,120

For the three months ended June 30, 2026 and 2025, the components of interest expense, net amortization of DFC, discounts and premiums, and unused fees on the Credit Facility (as defined below), and any other costs associated with the Company's borrowings were as follows (in thousands):

	Interest Expense	Amortization of DFC, Discounts and Premiums, net	Unused Facility and Other Fees	Total Interest and Other Debt Financing Expenses	Weighted Average Cost of Debt
Three Months Ended June 30, 2026
Credit Facility	$6,584	$333	$223	$7,140	7.49%
SWK 2027 Notes	725	(144)	-	581	7.48
July 2027 Notes	755	69	-	824	8.21
April 2028 Notes	2,009	41	-	2,050	7.68
December 2029 Notes	311	33	-	344	7.85
February 2031 Notes	1,871	191	-	2,062	8.01
Total	$12,255	$523	$223	$13,001	7.65%

Three Months Ended June 30, 2025
Credit Facility	$5,004	$326	$537	$5,867	8.77%
April 2026 Notes	534	33	-	567	9.08
December 2026 Notes	58	214	-	272	20.20
July 2027 Notes	1,510	149	-	1,659	8.24
August 2027 Notes	27	337	-	364	94.69
December 2027 Notes	1,035	99	-	1,134	8.76
April 2028 Notes	1,875	26	-	1,901	7.61
Total	$10,043	$1,184	$537	$11,764	8.85%

	Interest Expense	Amortization of DFC, Discounts and Premiums, net (1)	Unused Facility and Other Fees	Total Interest and Other Debt Financing Expenses	Weighted Average Cost of Debt
Six Months Ended June 30, 2026
Credit Facility	$9,024	$663	$1,111	$10,798	9.25%
April 2026 Notes	119	38	-	157	11.46
SWK 2027 Notes	725	(144)	-	581	7.48
July 2027 Notes	2,046	567	-	2,613	9.47
December 2027 Notes	736	728	-	1,464	16.39
April 2028 Notes	4,018	138	-	4,156	7.83
December 2029 Notes	311	33	-	344	7.85
February 2031 Notes	3,077	297	-	3,374	8.06
Total	$20,056	$2,320	$1,111	$23,487	8.80%

Six Months Ended June 30, 2025
Credit Facility	$9,731	$782	$1,093	$11,606	8.88%
April 2026 Notes	1,068	69	-	1,137	9.09
December 2026 Notes	802	273	-	1,075	5.73
July 2027 Notes	3,019	294	-	3,313	8.23
August 2027 Notes	377	372	-	749	13.98
December 2027 Notes	2,070	200	-	2,270	8.77
April 2028 Notes	1,875	26	-	1,901	7.57
Total	$18,942	$2,016	$1,093	$22,051	8.53%

(1)
Amortization of DFC includes non-recurring acceleration of deferred debt financing costs related to prepayments, resulting in a higher expenses and weighted average cost of debt for the six months ended June 30, 2026 when compared to the six months ended June 30, 2025. Accelerated DFC totaled $38.4 thousand for the April 2026 Notes repaid on January 21, 2026, and $0.4 million and $0.7 million for the July 2027 and December 2027 Notes, respectively, repaid on March 5, 2026.

Credit Facility

On April 20, 2022, the Company entered into an amended and restated credit agreement with KeyBank National Association, acting as administrative agent, CIBC Bank USA and MUFG Union Bank, N.A. as co-documentation agents, the guarantors party thereto and syndication agent and the other lenders party thereto, which initially provided the Company with a $225.0 million commitment, subject to borrowing base requirements (as amended, supplemented or otherwise modified from time to time, the "Credit Facility"). On March 18, 2025, the Company entered into a Sixth Amendment to the Credit Facility, which, among other factors, (i) extended the maturity date and revolving period; (ii) permits future financing subsidiaries, and (iii) amended certain other terms of the Credit Facility, including without limitation loan eligibility criteria, the borrowing base calculation, and excess concentration measures.

As of June 30, 2026, the Company had $550.0 million in total commitments available under the Credit Facility, subject to an accordion feature that allows the Company to increase the total commitments under the Credit Facility up to $600.0 million. The availability period under the Credit Facility expires on March 18, 2028 and is followed by a one-year amortization period. The stated maturity date under the Credit Facility is March 18, 2029, unless extended. Please refer to "Note 14 - Subsequent Events" for additional information.

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

For the three and six months ended June 30, 2026, the weighted average outstanding principal balance was $383.5 million and $264.6 million, respectively, and the weighted average effective interest rate was 6.89% and 6.87%, respectively. For the three and six months ended June 30, 2025, the weighted average outstanding principal balance was $267.6 million and $261.4 million, respectively, and the weighted average effective interest rate was 7.50% and 7.51%, respectively.

2026 Notes

On December 10, 2021, the Company entered into a master note purchase agreement, completing a private debt offering of $70.0 million in aggregate principal amount of 4.25% interest-bearing unsecured Series 2021A Senior Notes due 2026 (the "December 2026 Notes") to institutional accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended (the "Securities Act")). On April 13, 2023, the Company completed the first supplement to the master note purchase agreement, resulting in an additional private debt offering of $25.0 million in aggregate principal amount of 8.54% interest-bearing unsecured Series 2023A Senior Notes due 2026 (the "April 2026 Notes") to institutional accredited investors (as defined in the Securities Act). The December 2026 Notes and April 2026 Notes were repaid in full by the Company on April 7, 2025 and January 21, 2026, respectively, and are no longer outstanding.

Aggregate costs in connection with the April 2026 Notes issuance were $0.4 million, and were capitalized as DFC. As of the repayment date, remaining DFC were $38.4 thousand, which were fully expensed upon repayment of the notes. Accordingly, as of June 30, 2026, no DFC related to the April 2026 Notes remained.

2027 Notes

SWK 2027 Notes

On April 6, 2026, the Company entered into a third supplemental indenture (the "Third Supplemental Indenture") by and between the Company and Wilmington Trust, National Association (the "Trustee"), effective as of the closing of the Mergers (as defined in "Note 13 – Acquisition of SWK Holdings Corporation"). The Third Supplemental Indenture relates to the Company's assumption of $33.0 million in aggregate principal amount of SWK's 9.00% Senior Notes due January 31, 2027 (the "SWK 2027 Notes").

Pursuant to the Third Supplemental Indenture, the Company expressly assumed the obligations of SWK for the due and punctual payment of the principal and interest on all the SWK 2027 Notes, and the due and punctual performance and observance of all of the covenants and conditions of the indenture, dated October 3, 2023 (the "Base Indenture"), by and between SWK and the Trustee, as amended by the First Supplemental Indenture, dated as of October 3, 2023, and the Second Supplemental Indenture, dated as of April

6, 2026. In accordance with ASC 805, the liability was assumed at fair value and therefore a premium of $0.5 million was recorded in "Deferred financing costs, net" on the Statements of Assets and Liabilities. The amortization of such premium is recorded as a reduction to "Interest and other debt financing expenses" on the Statements of Operations. As of June 30, 2026, the remaining unamortized premium related to the SWK 2027 Notes was $0.4 million.

Interest on the SWK 2027 Notes is due quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The SWK 2027 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option at a redemption price of (i) $25.50 per SWK Note if redeemed prior to September 30, 2026, or (ii) $25.00 per SWK Note if redeemed on or after September 30, 2026, in each case plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption. The SWK 2027 Notes are general unsecured obligations of the Company that rank pari passu with the Company's existing and future unsecured, unsubordinated indebtedness.

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

Interest on the 2027 Notes is due quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. The July 2027 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after July 28, 2024, at a redemption price of $25 per July 2027 Note plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption. The July 2027 Notes are general unsecured obligations of the Company that rank pari passu with the Company's existing and future unsecured, unsubordinated indebtedness. On March 5, 2026, the Company redeemed $40.25 million of the $80.5 million in aggregate principal of the July 2027 Notes in accordance with the terms of the indenture governing the July 2027 Notes. As a result of the partial redemption, $0.4 million of DFC were expensed upon prepayment of the notes.

Aggregate costs in connection with the July 2027 Notes issuance, including the underwriter’s discount and commissions, were $2.8 million, and were capitalized as DFC. As of June 30, 2026 and December 31, 2025, DFC related to the July 2027 Notes were $0.3 million and $0.9 million, respectively.

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

On March 5, 2026, the Company redeemed in full the $51.75 million in aggregate principal of the December 2027 Notes in accordance with the terms of the indenture governing the December 2027 Notes. Aggregate costs in connection with the December 2027 Notes issuance, including the underwriter's discount and commissions, were $1.9 million, and were capitalized as DFC. As of the repayment date, unamortized DFC related to the December 2027 Notes were $0.7 million, which were fully expensed upon repayment of the notes. Accordingly, as of June 30, 2026, no DFC related to the December 2027 Notes remained.

2028 Notes

April 2028 Notes

On April 7, 2025, the Company completed a private debt offering of $107.0 million in aggregate principal amount of 7.51% interest-bearing unsecured Series 2025A Senior Notes due 2028 (the "April 2028 Notes") to institutional accredited investors (as defined in Regulation D under the Securities Act). The April 2028 Notes are due on April 7, 2028, unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Aggregate costs in connection with the April 2028 Notes issuance were $0.4 million and have been capitalized as DFC. As of June 30, 2026, unamortized DFC related to the April 2028 Notes were $0.3 million.

Interest on the April 2028 Notes is due semiannually in arrears on April 7 and October 7 of each year. The April 2028 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

2029 Notes

December 2029 Notes

On May 29, 2026, the Company issued and sold $50.0 million in aggregate principal amount of 7.00% interest-bearing unsecured Notes due December 1, 2029 (the "December 2029 Notes") under its shelf Registration Statement on Form N-2. The December 2029 Notes were issued pursuant to the Base Indenture and Fourth Supplemental Indenture, dated May 29, 2026, between the Company and the Trustee, U.S. Bank Trust Company, National Association. Aggregate costs in connection with the December 2029 Notes issuance, including the underwriter's discount and commissions, were $0.7 million, and have been capitalized as DFC. The December 2029 Notes were also issued with an original issue discount of $0.6 million. As of June 30, 2026, unamortized DFC and original issue discount related to the December 2029 Notes were $0.7 million and $0.6 million, respectively.

Interest on the December 2029 Notes is due semi-annually on June 1 and December 1 of each year, commencing December 1, 2026. The December 2029 Notes are general unsecured obligations of the Company that rank pari passu with the Company's existing and future unsecured, unsubordinated indebtedness. The December 2029 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option prior to June 1, 2029 (the “Par Call Date”) at a redemption price (expressed as a percentage of the principal amount and rounded to three decimal places) equal to the greater of: (1)(a) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semi-annual basis at the Treasury Rate plus 50 basis points less (b) interest accrued to the date of redemption, and (2) 100% of the principal amount of the December 2029 Notes to be redeemed, plus, in either case, accrued and unpaid interest thereon to, but not including, the redemption date. On or after the Par Call Date, the Company may redeem the December 2029 Notes, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the December 2029 Notes being redeemed plus accrued and unpaid interest.

2031 Notes

February 2031 Notes

On February 3, 2026, the Company issued and sold $103.25 million in aggregate principal amount of 7.25% interest-bearing unsecured Notes due February 3, 2031 (the "February 2031 Notes") under its shelf Registration Statement on Form N-2. The February 2031 Notes were issued pursuant to the Base Indenture and Third Supplemental Indenture, dated February 3, 2026, between the Company and the Trustee, U.S. Bank Trust Company, National Association. Aggregate costs in connection with the February 2031 Notes issuance, including the underwriter's discount and commissions, were $3.4 million, and have been capitalized as DFC. As of June 30, 2026, unamortized DFC related to the February 2031 Notes were $3.1 million.

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

Note 8 – Commitments, Contingencies, and Off-Balance Sheet Arrangements

Commitments

The following table provides the Company’s contractual obligations as of June 30, 2026 and December 31, 2025 (in thousands):

	Payments Due by Period (1)
	Less than 1 Year	1-3 years	3-5 years	More than 5 Years	Total
As of June 30, 2026
Borrowings (2)
Credit Facility	$-	$350,000	$-	$-	$350,000
2027 Notes	32,969	40,250	-	-	73,219
2028 Notes	-	107,000	-	-	107,000
2029 Notes	-	-	50,000	-	50,000
2031 Notes	-	-	103,250	-	103,250
Total Borrowings	32,969	497,250	153,250	-	683,469
Deferred Incentive Fees	4,715	3,242	2,710	84	10,751
Total	$37,684	$500,492	$155,960	$84	$694,220
As of December 31, 2025
Borrowings (2)
Credit Facility	$-	$-	$173,000	$-	$173,000
2026 Notes	25,000	-	-	-	25,000
2027 Notes	-	132,250	-	-	132,250
2028 Notes	-	107,000	-	-	107,000
Total Borrowings	25,000	239,250	173,000	-	437,250
Deferred Incentive Fees	4,197	5,309	2,659	84	12,249
Foreign Currency Forward Contracts	(711)	-	-	-	(711)
Total	$28,486	$244,559	$175,659	$84	$448,788

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

Off-Balance Sheet Arrangements

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. These unfunded contractual commitments to provide funds to portfolio companies are not reflected on the Consolidated Statements of Assets and Liabilities. With the exception of the JV, the availability of such unfunded commitments is subject to the specific terms and conditions of each contract, which may include, among other factors, portfolio company performance requirements and time-based cancellation provisions. As a result, only a portion of unfunded commitments is currently eligible to be drawn.

The Company's unfunded commitments to provide debt and equity financing to its portfolio companies and Runway-Cadma I LLC amounted to $146.7 million and $145.5 million as of June 30, 2026 and December 31, 2025, respectively, shown in the table below (in thousands):

Portfolio Company	Investment Type	June 30, 2026	December 31, 2025
13Scents Inc. (dba Dossier)	Senior Secured Revolver	$1,823	$-
Autobooks, Inc.	Senior Secured Term Loan	3,400	10,400
BlueConic Holding, Inc. (fka Blueshift Labs, Inc.)	Senior Secured Term Loan	-	150
Bombora, Inc.	Senior Secured Term Loan	500	500
CarNow, Inc.	Senior Secured Term Loan	-	4,000
Digicert, Inc.	Senior Secured Revolver	673	673
HR Pharmaceuticals, LLC	Senior Secured Term Loan	708	-
HR Pharmaceuticals, LLC	Senior Secured Revolver	480	-
Marley Spoon SE	Senior Secured Term Loan	-	5,756
Marley Spoon SE	Senior Secured Revolver	-	4,851
Marley Spoon SE	Subordinated Debt - Senior Tranche Term Loan	28,884	-
Onward Medical, N.V.	Senior Secured Term Loan	38,982	38,982
Route 92 Medical, Inc.	Senior Secured Term Loan	-	20,000
Runway-Cadma I LLC	Joint Venture	22,820	22,718
Shepherd Intermediate, LLC (dba FHAS)	Senior Secured Term Loan	1,042	2,083
Shepherd Intermediate, LLC (dba FHAS)	Senior Secured Revolver	417	417
Shield Therapeutics PLC	Senior Secured Term Loan	15,000	18,000
Snap! Mobile, Inc.	Senior Secured Term Loan	-	5,000
Swing Education, Inc.	Senior Secured Term Loan	2,000	2,000
Swing Education, Inc.	Senior Secured Revolver	10,000	10,000
Under Technologies, Inc. (dba Rho)	Senior Secured Term Loan	20,000	-
Total unused commitments to extend financing		$146,729	$145,530

The Company may also enter into foreign currency forward contracts to mitigate its exposure to foreign currency fluctuations associated with certain investments denominated in foreign currencies. While these contracts are recognized on the Consolidated Statements of Assets and Liabilities at fair value in accordance with ASC 815, they are also considered off-balance sheet arrangements because they may result in future cash payments or receipts that are not fully reflected in the financial statements as of June 30, 2026. As of June 30, 2026, the Company had no foreign currency forward contracts outstanding. As of December 31, 2025, the Company had outstanding forward currency contracts with a total notional amount of $28.9 million to purchase foreign currencies. For more information on the contracts and related maturities, refer to "Note 4 – Investments."

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

SWK Acquisition

On April 6, 2026, in connection with the completion of the Mergers (as defined in “Note 13 – Acquisition of SWK Holdings Corporation”), the Company issued approximately 6,330,509 shares of its common stock, par value $0.01 per share, to former stockholders of SWK. No fractional shares were issued, and former SWK stockholders otherwise entitled to receive fractional shares received cash in lieu thereof. The shares were valued at the Company’s closing net asset value per share of approximately $11.93, representing aggregate equity consideration of approximately $75.5 million. For accounting purposes, the shares were measured at their acquisition-date fair value of approximately $43.6 million, based on the Company’s closing market price on April 2, 2026 of $6.89 per share. In addition, the $9.0 million payment made by the Adviser was recorded as a deemed capital contribution. For additional information regarding the Mergers and the related accounting, refer to “Note 2 – Summary of Significant Accounting Policies” and “Note 13 – Acquisition of SWK Holdings Corporation.”

Repurchase Program

On February 24, 2022, the Board of Directors approved a share repurchase program (the "First Repurchase Program"), under which the Company was authorized to repurchase up to $25.0 million of its outstanding shares of common stock, at management’s discretion from time to time in open-market transactions and in accordance with all applicable securities laws and regulations. The Company repurchased 871,345 shares in connection with the First Repurchase Program for an aggregate purchase price of $10.8 million. The First Repurchase Program expired on February 24, 2023.

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

On May 7, 2025, the Board of Directors approved a share repurchase program (the "Fourth Repurchase Program"), under which the Company was authorized to repurchase up to $25.0 million of its outstanding shares of common stock, at management's discretion from time to time in open-market transactions and in accordance with all applicable securities laws and regulations. The Company repurchased 1,213,391 shares in connection with the Fourth Repurchase Program for an aggregate purchase price of $12.5 million. The Fourth Repurchase Program expired on May 7, 2026.

On May 5, 2026, the Board of Directors approved a share repurchase program (the "Fifth Repurchase Program"), under which the Company may repurchase up to $15.0 million of its outstanding shares of common stock, at management's discretion from time to time in open-market transactions and in accordance with all applicable securities laws and regulations. If not renewed, the Fifth Repurchase Program will terminate upon the earlier of (i) May 7, 2027 or (ii) the repurchase of $15.0 million of the Company's outstanding shares of common stock. From the inception of the Fifth Repurchase Program through June 30, 2026, the Company repurchased 249,169 shares for an aggregate purchase price of $1.4 million.

Cumulative repurchases under all repurchase programs totaled 5,495,710 shares at an aggregate purchase price of $60.7 million.

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

For the three and six months ended June 30, 2026, the Company declared and paid dividends in the amount of $14.0 million and $25.9 million, respectively, of which $13.8 million and $25.5 million, respectively, were distributed in cash, with the remainder distributed in the form of 33,072 and 64,314 shares, respectively, of the Company's common stock purchased by the Company in the open market and distributed to stockholders pursuant to the Dividend Reinvestment Plan. For the three and six months ended June 30, 2025, the Company declared dividends in the amount of $13.1 million and $26.5 million, respectively, of which $12.8 million and $26.0 million, respectively, were distributed in cash, with the remainder distributed in the form of 60,716 and 60,716 shares, respectively, of the Company's common stock purchased by the Company in the open market and distributed to stockholders pursuant to the Dividend Reinvestment Plan.

The following table summarizes the distributions declared and paid for the year ended December 31, 2025 and the six months ended June 30, 2026:

Type	Declaration Date	Record Date	Payment Date	Amount per Share
Quarterly	March 20, 2025	March 31, 2025	April 14, 2025	0.33
Supplemental	March 20, 2025	March 31, 2025	April 14, 2025	0.03
Quarterly	May 7, 2025	May 19, 2025	June 3, 2025	0.33
Supplemental	May 7, 2025	May 19, 2025	June 3, 2025	0.02
Quarterly	August 6, 2025	August 18, 2025	September 2, 2025	0.33
Supplemental	August 6, 2025	August 18, 2025	September 2, 2025	0.03
Quarterly	November 5, 2025	November 17, 2025	December 3, 2025	0.33
	Total distribution declared during the year ended December 31, 2025			$1.40
Quarterly	February 25, 2026	March 10, 2026	March 24, 2026	0.33
Quarterly	May 5, 2026	May 18, 2026	June 2, 2026	0.33
	Total distribution declared during the year ended June 30, 2026			$0.66
			Total	$2.06

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

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized gain (loss) on investments for federal income tax purposes as of and for the period ended June 30, 2026 and the year ended December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Tax cost on investments	$1,239,120	$978,163
Change in unrealized gain on a tax basis	$91,649	$29,485
Change in unrealized loss on a tax basis	(138,419)	(80,958)
Net unrealized gain (loss) on a tax basis	$(46,770)	$(51,473)

The Company accounts for income taxes in conformity with ASC Topic 740, Income Taxes ("ASC 740"). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions deemed to meet a "more-likely-than-not" threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as "Tax expense" on the Consolidated Statements of Operations. There were no material uncertain income tax positions at June 30, 2026 or December 31, 2025. Although the Company files federal and state tax returns, the Company's major tax jurisdiction is federal. The previous three tax year-ends and the interim tax period since then remain subject to examination by the Internal Revenue Service.

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

Note 12 – Financial Highlights

The following table sets forth the financial highlights for the six months ended June 30, 2026 and 2025 (in thousands, except for per share data and ratios):

	Six Months Ended June 30,
	2026	2025

Per Share Data(1):
Net asset value at beginning of period	$13.42	$13.79
Net investment income	0.74	0.79
Net realized gain (loss)	(1.12)	0.12
Net change in unrealized gain (loss)(2)	0.19	(0.41)
Total from investment operations	(0.19)	0.50

Distributions	(0.66)	(0.71)
Share issuance and deemed contribution in connection with the SWK Acquisition (2)	(0.70)	-
Accretion from share repurchases	0.04	0.08
Net asset value at end of period	$11.91	$13.66

Ratio/Supplemental Data:
Total return based on net asset value(3)	(6.33)%	4.21%
Total return based on market value(4)	(29.79)%	4.38%
Ratio of net investment income to average net assets(5)(6)	11.83%	11.64%
Ratio of total operating expenses to average net assets(5)(6)	15.46%	16.15%
Ratio of total operating expenses, excluding incentive fees, to average net assets(5)	14.48%	13.21%
Portfolio turnover rate(7)	5.39%	5.27%

Per share market value at beginning of period	$8.93	$10.96
Per share market value at end of period	$5.61	$10.73
Net assets at beginning of period	$484,969	$514,869
Net assets at end of period	$502,578	$498,874
Weighted average net assets	$491,177	$512,080
Weighted average shares outstanding for the period, basic	39,120,815	37,224,569
(1)
All per share activity, excluding dividends, is calculated based on the weighted-average shares outstanding for the relevant period.
(2)
Shares issued as consideration in connection with the acquisition of SWK were measured at the April 2, 2026 closing share price in accordance with ASC 805, rather than at the contractual NAV per share. The resulting purchase discount increased "Net change in unrealized gain (loss)" on the Consolidated Statement of Operations by approximately $0.37 per share, which is included within "Net change in unrealized gain (loss) per share" for the six months ended June 30, 2026, above. The net effect of the $(0.70) reflected within "Share issuance and deemed contribution in connection with the Mergers" and the $0.37 included in unrealized gain is a net decrease in NAV per share of $0.33. For more information, refer to "Note 13 – Acquisition of SWK Holdings Corporation" for additional information on the acquisition and the relevant accounting for the transaction.
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

Note 13 - Acquisition of SWK Holdings Corporation

SWK Acquisition

On April 6, 2026, the Company completed its acquisition of SWK, pursuant to the Agreement and Plan of Merger, dated as of October 9, 2025 (the "Merger Agreement"), by and among the Company, SWK, RWAY Portfolio Holding Corp., a Delaware corporation and a direct wholly-owned subsidiary of the Company ("Intermediary Sub"), RWAY Portfolio Corp., a Delaware corporation and a wholly-owned subsidiary of Intermediary Sub ("Acquisition Sub") and RGC.

Pursuant to the Merger Agreement, SWK first merged with and into Acquisition Sub, with Acquisition Sub as the surviving company (the "First Merger"). Following the effectiveness of the First Merger, Acquisition Sub merged with and into Intermediary Sub, with Intermediary Sub as the surviving company (the "Second Merger"). Following the effectiveness of the Second Merger, Intermediary Sub merged with and into the Company, with the Company as the surviving company (the "Third Merger" and, collectively with the First Merger and the Second Merger, the "Mergers").

At the effective time of the First Merger, each outstanding share of SWK common stock, par value $0.001 per share ("SWK Common Stock"), was converted into the right to receive: (i) either (a) 1.7264 shares of the Company's common stock, par value $0.01 per share ("Company Common Stock"), or (b) $20.59 in cash, based on the election of the applicable SWK stockholder, and subject to the proration provisions of the Merger Agreement, and (ii) $0.74 in cash, representing the holder's pro-rata portion of the guaranteed cash payment funded by RGC. In connection with the Mergers, the Company issued approximately 6,330,509 shares of Company Common Stock to former SWK stockholders. No fractional shares were issued, and former SWK stockholders otherwise entitled to receive fractional shares received cash in lieu thereof.

The total merger consideration funded by the Company was approximately $249.0 million, consisting of approximately $173.5 million in cash and approximately $75.5 million in shares of Company Common Stock (representing approximately 6,330,509 shares valued at the Company's closing net asset value per share of approximately $11.93). For accounting purposes, the shares were measured at their acquisition-date fair value of approximately $43.6 million, based on the Company’s closing market price on April 2, 2026 of approximately $6.89 per share. In addition, RGC funded $9.0 million of cash consideration, resulting in total consideration of $258.0 million paid to former SWK stockholders. For accounting purposes, the $9.0 million funded by RGC was recognized by the Company as a deemed capital contribution from RGC and as additional consideration transferred in connection with the acquisition.

The Mergers were accounted for as an asset acquisition in accordance with ASC 805-50, Business Combinations – Related Issues. Under the asset acquisition method, the cost of the acquired group, including consideration funded by the Company, the $9.0 million contribution funded by RGC on behalf of the Company, and qualifying transaction costs, was allocated to the individual assets acquired and liabilities assumed based on their relative fair values as of the acquisition date. Assets and liabilities for which U.S. GAAP provides other specific initial measurement guidance, including certain financial assets and financial liabilities, were recognized and measured in accordance with the applicable guidance. Cash and other assets not subject to relative fair value allocation were recognized at their respective carrying amounts. The acquisition did not result in the recognition of goodwill.

The investments acquired in the Mergers were initially recognized at fair value and are subsequently measured in accordance with the Company’s existing investment accounting policies. Any difference between the acquisition-date fair value of an acquired debt investment and the contractual amount expected to be collected that represents an adjustment to yield is accreted or amortized into interest income over the remaining contractual term of the investment using the effective interest method. Because the acquired debt investments are subsequently measured at fair value, the related accretion or amortization is accompanied by a corresponding change in unrealized appreciation or depreciation, absent other changes in fair value.

Amounts allocated to acquired equity investments and other contractual rights are not accreted or amortized into income. Subsequent changes in the fair value of all acquired investments are recognized in “Net change in unrealized gain (loss) on investments” on the Consolidated Statements of Operations. Upon the disposition of an acquired investment, the Company recognizes the resulting realized gain or loss and reverses the cumulative unrealized appreciation or depreciation previously recognized on that investment.

In connection with the Mergers, the Company also assumed the SWK 2027 Notes, due January 2027. For additional information, refer to "Note 7 – Borrowings."

In summary, the assets and liabilities assumed in connection with the Mergers, as of acquisition date fair values, are as follows (in thousands):

Financial Statement Line Item	Amounts
Investments at fair value	$239,666
Cash and cash equivalents	38,207
Interest and fees receivable	4,262
Other assets	113
Total assets	$282,248

Total debt, net	$33,470
Accrued expenses and other liabilities	110
Total liabilities	$33,580

Net assets acquired at fair value	248,668

The table above presents the acquisition-date fair values of the assets acquired and liabilities assumed. The Company’s acquisition cost, including transaction costs and net of cash acquired, was allocated to the acquired investments in accordance with ASC 805, resulting in an aggregate investment purchase discount of approximately $14.4 million.

Key Stockholder Agreement

Concurrently with the execution of the Merger Agreement, on October 9, 2025, the Company entered into a key stockholder agreement (the "Key Stockholder Agreement") with Double Black Diamond Offshore Ltd., a Cayman Islands exempted company (the "Key Stockholder"), and, solely for the purposes of Section 4 thereof, Black Diamond Offshore Ltd., a Cayman Islands exempted company. As of June 30, 2026, the Key Stockholder owned 3,885,000 shares of the Company's common stock, or 9.2% of the Company's outstanding shares.

Pursuant to the Key Stockholder Agreement, the Key Stockholder agreed to vote its covered shares of SWK Common Stock in favor of the adoption of the Merger Agreement. In addition, the Key Stockholder agreed to certain standstill restrictions with respect to the Company until the date on which it beneficially owns less than 3% of the Company’s common stock and less than 3% of each other class of voting securities of the Company then outstanding, if any (the “Fall-Away Date”): (i) soliciting proxies or consents with respect to the Company or its voting securities, or making any public statement in support of any third-party solicitation with respect to the Company or its voting securities; (ii) seeking or proposing to have RGC terminated or replaced, or the Advisory Agreement terminated, amended, modified, replaced or cancelled; (iii) seeking election or appointment to, or removal of any member of, the Company’s Board of Directors; (iv) making or being the proponent of any stockholder proposal (pursuant to Rule 14a-8 under the Exchange Act or otherwise) for consideration by the Company's stockholders; and (v) publicly disclosing any intention to take any action inconsistent with clauses (i) through (iv) above. Pursuant to the Key Stockholder Agreement, the Key Stockholder also agreed to not knowingly and intentionally transfer the shares of the Company's common stock acquired in connection with the Mergers to any third party that beneficially owns more than 10% of the Company's common stock; provided that, subject to compliance with the foregoing, the Key Stockholder may sell shares of the Company's common stock in the open market on a national securities exchange, or via any other means as determined by the Key Stockholder.

Note 14 – Subsequent Events

The Company evaluated events subsequent to June 30, 2026 through August 6, 2026. There have been no subsequent events that occurred during such period that would require recognition or disclosure, except as disclosed below.

Distributions

On August 5, 2026, the Board of Directors declared a quarterly distribution of $0.33 per share for stockholders of record as of August 17, 2026, payable on or before August 31, 2026.

Credit Facility

On July 13, 2026, the Company entered into the Eighth Amendment to its amended and restated credit agreement (the “Credit Facility Amendment”). The Credit Facility Amendment, (i) reduced the total commitments under the Credit Facility from $550.0 million to $425.0 million; (ii) permitted the future prepayment and termination of a certain lender’s commitments on a non-pro-rata basis; (iii) amended certain financial covenants; (iv) updated certain key-person trigger events; and (v) amended certain loan eligibility criteria and borrowing-base concentration limitations.

Recent Portfolio Activity

From July 1, 2026 through August 6, 2026, the Company funded $1.9 million in unfunded commitments on existing investments. The Company also received $17.1 million in debt prepayments.

Appointment of Co-Chief Executive Officer

On August 5, 2026, the Board of Directors elected Michael Rovner, age 56, as the Company’s Co-Chief Executive Officer, effective as of the close of business on August 6, 2026 (the “Effective Time”), to serve alongside R. David Spreng, whose title will change from Chief Executive Officer and President to Co-Chief Executive Officer and President of the Company, as of the Effective Time. In addition, Mr. Rovner will serve as the Co-Chief Executive Officer, the Co-Chief Investment Officer and as a member of the investment committee of RGC, effective as of the Effective Time.

Mr. Rovner has more than 30 years of industry experience spanning early and growth stage technology companies, private equity, private credit, and growth-debt lending. Prior to joining the Company, Mr. Rovner served as a managing director at BC Partners and its affiliate Mount Logan Management since 2023. Before that, from 2012 to 2023, he served as the chief executive officer and head of the investment committee of Ovation Partners, a provider of asset backed lending solutions and growth capital for established companies, which he co-founded. From 2009 to 2011, Mr. Rovner served on the Board of Directors of Vida Capital, a vertically integrated manager of insurance-related and longevity contingent assets, which he co-founded in 2009. From 2000 to 2011, he served as a partner and head of the financial services practice of Austin Ventures, a venture capital and growth equity firm focused on early-stage and growth equity investments in the financial services, technology, digital media, and technology-enabled services markets. Mr. Rovner received a B.A. in English from UCLA.

Investment Committee

Effective as of the close of business on August 6, 2026, RGC’s Investment Committee will consist of R. David Spreng, Michael Rovner, Thomas B. Raterman and Patrick Schafer.

Please refer to "Part II, Item 5. Other Information" for additional information.

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

•
the risk that stockholder litigation in connection with the Mergers may result in significant costs of defense and liability; and
•
the other risks, uncertainties and other factors we identify under "Risk Factors" in Part I, Item 1A of our annual report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC") on March 12, 2026, and in this quarterly report on Form 10-Q.

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

Overview

Runway Growth Finance Corp. ("we," "us," or "our"), a Maryland corporation formed on August 31, 2015, is structured as an externally managed, non-diversified closed-end management investment company. On August 18, 2021, we changed our name to "Runway Growth Finance Corp." from "Runway Growth Credit Fund Inc." We are a specialty finance company focused on providing senior secured loans to high growth-potential companies in technology, healthcare, business services, financial services, select consumer services and products and other high-growth industries. Our goal is to create significant value for our stockholders and the entrepreneurs we support by providing high growth-potential companies with hybrid debt and equity financing that is more flexible than traditional credit and less dilutive than equity. Our investment objective is to maximize our total return to our stockholders primarily through current income on our loan portfolio, and secondarily through capital gains on our warrants and other equity positions. Certain of the loans in which we may invest or obtain exposure to through our investments in structured securities may be deemed "Covenant-Lite Loans," which means the loans contain fewer or no maintenance covenants compared to other loans and do not include terms which allow the lender to declare a default if certain covenants are breached. We are managed by Runway Growth Capital, an experienced provider of growth financing for dynamic, late and growth-stage companies. As of June 30, 2026, we had an investment portfolio of $1.2 billion at fair value, and a net asset value of $502.6 million. Our offices are in Chicago, Illinois; Menlo Park, California; and New York, New York.

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

On April 6, 2026, we completed our acquisition of SWK Holdings Corporation ("SWK"), a Delaware corporation and a life science focused specialty finance company that provided minimally dilutive financing to small- and mid-sized commercial-stage healthcare companies. As a result of the transaction, our investment portfolio expanded to include SWK's healthcare and life sciences investments. For additional information regarding the transaction, please refer to "Note 13 – Acquisition of SWK Holdings Corporation" of our consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Portfolio Composition and Investment Activity

Portfolio Composition

At June 30, 2026, we had investments in 79 companies, representing 33 companies in which we held a combination of debt and equity investments, 13 companies in which we held debt investments only, 32 companies in which we held equity investments only, and one company in which we held equity interests only. At December 31, 2025, we had investments in 56 companies, representing 23 companies in which we held a combination of debt and equity investments, eight companies in which we held debt investments only, 23 companies in which we held equity investments only, and two companies in which we held equity interests only.

The following table shows the fair value of our investments, by asset class, as of June 30, 2026 and December 31, 2025 (in thousands):

	Cost	Fair Value	% of Total Portfolio
As of June 30, 2026
Senior Secured Loans	$1,072,526	$1,074,494	90.12%
Second Lien Loans	22,296	22,281	1.87
Subordinated Debt	31,373	25,554	2.14
Preferred Stock/Units	53,957	29,297	2.46
Common Stock/Units	6,238	967	0.08
Equity Interest	12,180	13,035	1.09
Warrants & Other Contractual Rights	38,698	26,722	2.24
Total	$1,237,268	$1,192,350	100.00%

As of December 31, 2025
Senior Secured Loans	$877,707	$853,893	92.07%
Second Lien Loans	6,398	6,434	0.69
Preferred Stock/Units	51,920	36,264	3.91
Common Stock/Units	5,415	60	0.01
Equity Interest	13,233	14,746	1.59
Warrants & Other Contractual Rights	24,757	16,005	1.73
Total	$979,430	$927,402	100.00%

For the three and six months ended June 30, 2026, our debt investment portfolio had a dollar-weighted annualized yield of 14.2% and 13.9%, respectively. For the three and six months ended June 30, 2025, our debt investment portfolio had a dollar-weighted annualized yield of 15.4% and 15.1%, respectively. We calculate the yield on dollar-weighted debt investments for any period measured as (1) total related investment income during the period divided by (2) the daily average of the fair value of debt investments outstanding during the period, including any debt investments on non-accrual status. As of June 30, 2026, our debt investments had a dollar-weighted average term of 49 months at origination and a dollar-weighted average remaining term of 31 months, or approximately 2.6 years. As of June 30, 2026, substantially all of our debt investments had a committed principal amount of between $5.5 million and $81.4 million and pay cash interest at annual interest rates of between 6.3% and 14.7%.

The following table shows our dollar-weighted annualized yield by investment type for the three and six months ended June 30, 2026 and 2025:

	Fair Value(1)				Cost(2)
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025	2026	2025	2026	2025
Investment type:
Debt investments	14.15%	15.40%	13.91%	15.13%	13.85%	15.08%	13.58%	14.84%
Equity interest	2.17%	1.31%	3.22%	1.60%	1.47%	0.89%	2.22%	1.17%
All investments	13.30%	14.54%	13.45%	14.26%	12.63%	13.87%	12.91%	13.68%

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

Investment Activity

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments, as well as repayments and sales of existing investments. During the six months ended June 30, 2026, we funded $310.8 million in 24 new portfolio companies and $32.1 million in five existing companies, net of upfront loan origination fees and refinances. We also received $12.4 million in scheduled principal repayments from nine portfolio companies, as well as $43.5 million in sales and prepayments, which is comprised of (i) $30.9 million in loan proceeds from two portfolio companies and (ii) $12.6 million in proceeds from the sale of equity investments. During the six months ended June 30, 2025, we funded $34.4 million in two new portfolio companies and $19.6 million in four existing portfolio companies, net of upfront loan origination fees and refinances. We also received $7.9 million in scheduled principal repayments from three portfolio companies, as well as $100.0 million in sales and prepayments, which is comprised of (i) $61.9 million in loan proceeds from three portfolio companies and (ii) $38.1 million in proceeds from the sale of equity investments during the six months ended June 30, 2025.

Portfolio Reconciliation

The following is a reconciliation of our investment portfolio for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Beginning investment portfolio	$927,402	$1,076,840
Purchases of investments(1)	342,829	54,039
PIK interest	6,754	7,353
Sales and prepayments of investments	(43,457)	(99,978)
Scheduled repayments of investments	(12,403)	(7,895)
Amortization of fixed income premiums or accretion of discounts	7,242	4,106
Net realized gain (loss) on investments	(43,127)	4,556
Net change in unrealized gain (loss) on investments	7,110	(14,070)
Ending investment portfolio	$1,192,350	$1,024,951
(1)
Includes approximately $225.2 million, which represents the cost basis of the investments acquired in connection with the acquisition of SWK. For additional information, refer to "Note 13 – Acquisition of SWK Holdings Corporation."

Asset Quality

In addition to various risk management and monitoring tools, RGC uses an investment rating system to characterize and monitor the quality of our debt investment portfolio. Only debt investments are graded under the investment rating system; equity investments, warrants, and other contractual rights are not graded. This debt investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

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

The following table shows the investment ratings of our debt investments at fair value as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026			December 31, 2025
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$123,400	10.35%	5	$6,565	0.71%	1
2	735,026	61.64	30	581,691	62.72	20
3	197,648	16.58	8	195,691	21.10	7
4	21,221	1.78	1	74,019	7.98	2
5	45,034	3.78	2	2,361	0.25	1
	$1,122,329	94.13%	46	$860,327	92.76%	31

Non-Accrual Status

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or a restructuring has occurred such that the interest income is deemed collectible.

The following table summarizes the cost, fair value, and types of income not recorded in "Interest income" or "Payment-in-kind interest income" on the Consolidated Statements of Operations related to loans on non-accrual status from their respective date of non-accrual through June 30, 2026 and December 31, 2025 (in thousands):

	Date of Non-Accrual	Forgone Interest Income	Forgone Accretion of OID and ETP	Total Forgone Income	Cost Basis	Fair Value	Fair Value as a % of Total Portfolio
As of June 30, 2026
Investment
Marley Spoon SE	3/31/2026	$2,560	$44	$2,604	$48,956	$43,137	3.62%
Mingle Healthcare Solutions, Inc.	1/1/2024	1,603	-	1,603	4,757	1,897	0.16
Total		$4,163	$44	$4,207	$53,713	$45,034	3.78%

As of December 31, 2025
Investment
Mingle Healthcare Solutions, Inc.	1/1/2024	1,306	-	1,306	4,757	2,361	0.25
Total		$1,306	$-	$1,306	$4,757	$2,361	0.25%

Results of Operations

An important measure of our financial performance is "Net increase (decrease) in net assets resulting from operations" on the Consolidated Statements of Operations, which includes "Net investment income," "Net realized gain (loss)" and "Net change in unrealized gain (loss)." "Net investment income" is the difference between our income from interest, dividends, fees and other income and our operating expenses, including interest on borrowed funds. "Net realized gain (loss)" is the difference between the proceeds received from dispositions and the amortized cost of portfolio investments, as well as any realized gain (loss) on forward contracts and foreign currency transactions. "Net change in unrealized gain (loss)" is the net change in the fair value of our investment portfolio and the effect of fluctuations in foreign currency exchange rates on forward contracts and foreign cash held.

Comparison of the Three and Six Months Ended June 30, 2026 and 2025

The following table compares the results of our operations for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)
Investment income
Interest, fee and dividend income	$36,920	$0.88	$34,979	$0.94	$66,308	$1.69	$70,188	$1.89
Other income	106	-	168	0.01	168	0.01	357	0.01
Total investment income	37,026	0.88	35,147	0.95	66,476	1.70	70,545	1.90
Operating expenses
Management fees	3,478	0.08	3,944	0.11	7,091	0.18	7,953	0.21
Incentive fees	(199)	-	3,523	0.09	2,402	0.06	7,452	0.20
Interest and other debt financing expenses	13,001	0.31	11,764	0.32	23,487	0.60	22,051	0.59
Professional fees	1,046	0.02	677	0.02	1,650	0.04	1,131	0.03
Administration agreement expenses	625	0.02	663	0.02	1,273	0.03	1,288	0.04
Insurance expense	199	-	161	-	359	0.01	316	0.01
Tax expense	311	0.01	140	-	581	0.02	250	0.01
Other expenses	374	0.01	327	0.01	818	0.02	557	0.02
Total operating expenses	18,835	0.45	21,199	0.57	37,661	0.96	40,998	1.11
Net investment income	18,191	0.43	13,948	0.38	28,815	0.74	29,547	0.79
Realized gain (loss)	(45,257)	(1.07)	(1,512)	(0.04)	(44,005)	(1.12)	4,545	0.12
Net change in unrealized gain (loss)	54,259	1.29	4,361	0.11	7,566	0.19	(15,429)	(0.41)
Net increase (decrease) in net assets resulting from operations	$27,193	$0.65	$16,797	$0.45	$(7,624)	$(0.19)	$18,663	$0.50
(1)
The basic per share figures noted above are based on weighted averages of 42,074,771 and 37,103,061 shares outstanding for the three months ended June 30, 2026 and 2025, respectively, and 39,120,815 and 37,224,569 shares outstanding for the six months ended June 30, 2026 and 2025, respectively.

Investment Income

Our investment objective is to maximize our total return to our stockholders primarily through current income on our loan portfolio, and secondarily through capital gains on our warrants and other equity positions. We intend to achieve our investment objective by investing in high growth-potential, private companies. We typically invest in senior secured loans that generally fall into two strategies: Sponsored Growth Lending and Non-Sponsored Growth Lending. We generally receive warrants and/or other equity from our investments. We expect our global loan originations will generally range between $10-$150 million, with our allocation being in the range of $20-$45 million.

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

Investment income for the three months ended June 30, 2026 and 2025, at $37.0 million and $35.1 million, respectively, and includes non-recurring income of $1.3 million and $1.3 million, respectively. Non-recurring income includes, but is not limited to, acceleration of unaccreted OID and ETP, prepayment fees, and amendment fees.

Investment income for the six months ended June 30, 2026 and 2025, at $66.5 million and $70.5 million respectively, and includes non-recurring income of $2.0 million and $3.2 million, respectively. Non-recurring income includes, but is not limited to, acceleration of unaccreted OID and ETP, prepayment fees, and amendment fees.

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

Operating expenses for the three months ended June 30, 2026 and 2025 were $18.8 million and $21.2 million, respectively. Operating expenses decreased for the three months ended June 30, 2026 from the three months ended June 30, 2025 primarily due to a decrease in incentive fees and management fees, partially offset by an increase in interest and other debt financing expenses and other expenses. Operating expenses per share for the three months ended June 30, 2026 and 2025 were $0.45 and $0.57, respectively.

Operating expenses for the six months ended June 30, 2026 and 2025 were $37.7 million and $41.0 million, respectively. Operating expenses decreased for the six months ended June 30, 2026 from the six months ended June 30, 2025 primarily due to a decrease in incentive fees and management fees, partially offset by an increase in interest and other debt financing expenses and other expenses. Operating expenses per share for the six months ended June 30, 2026 and 2025 were $0.96 and $1.11, respectively.

Management fees for the three months ended June 30, 2026 and 2025 were $3.5 million and $3.9 million, respectively. Management fees decreased for the three months ended June 30, 2026 from the three months ended June 30, 2025 due to decreased average daily gross assets. Management fees per share for the three months ended June 30, 2026 and 2025 were $0.08 and $0.11, respectively. For the quarter ended March 31, 2026, ending gross assets temporarily fell below $1.0 billion, increasing the quarterly rate from 0.375% to 0.40%. With Board approval, RGC voluntarily waived the incremental fee for that period. The waiver was not subject to recoupment and did not amend the Advisory Agreement, resulting in RGC earning a base management fee at an annual rate of 1.50%. The total base management fees waived for the three months ended June 30, 2026 were approximately $231.9 thousand. For the three months ended June 30, 2025, RGC earned base management fees at an annual rate of 1.50%. There were no management fees waived for the three months ended June 30, 2025.

Management fees for the six months ended June 30, 2026 and 2025 were $7.1 million and $8.0 million, respectively. Management fees decreased for the six months ended June 30, 2026 from the six months ended June 30, 2025 due to decreased average daily gross assets. Management fees per share for the six months ended June 30, 2026 and 2025 were $0.18 and $0.21, respectively. For the quarters ended March 31, 2026 and December 31, 2025, ending gross assets temporarily fell below $1.0 billion, increasing both quarterly rates from 0.375% to 0.40% for the quarters ended March 31, 2026 and June 30, 2026. With Board approval, RGC voluntarily waived the incremental fee for those periods, resulting in RGC earning a base management fee at an annual rate of 1.50%. The waiver was not subject to recoupment and did not amend the Advisory Agreement. The total base management fees waived for the six months ended June 30, 2026 were approximately $472.7 thousand. For the six months ended June 30, 2025, RGC earned base management fees at an annual rate of 1.50%. There were no management fees waived for the six months ended June 30, 2025.

Incentive fees for the three months ended June 30, 2026 and 2025 were ($0.2) million and $3.5 million, respectively. Incentive fees decreased for the three months ended June 30, 2026 from the three months ended June 30, 2025 primarily due to a permanent reversal of previously accrued deferred incentive fees in the amount of $3.8 million related to our loan investments in Blueshift Labs, Inc. and Marley Spoon SE. For the three months ended June 30, 2026, $2.5 million of the incentive fees were payable in cash. With current-period deferred incentive fee accruals of $1.1 million and the reversal of the $3.8 million in incentive fees from prior periods, the net change in deferred incentive fees for the period was a decrease of $2.7 million. For the three months ended June 30, 2025, $2.3 million of the incentive fees were payable in cash and $1.2 million was deferred and accrued. Incentive fees per share for the three months ended June 30, 2026 and 2025 were $0.00 and $0.09, respectively.

Incentive fees for the six months ended June 30, 2026 and 2025 were $2.4 million and $7.5 million, respectively. Incentive fees decreased for the six months ended June 30, 2026 from the six months ended June 30, 2025 due to a permanent reversal of previously accrued deferred incentive fees in the amount of $3.8 million related to our loan investments in Blueshift Labs, Inc. and Marley Spoon SE, in addition to a decrease in pre-incentive fee net investment income in the current period. For the six months ended June 30, 2026, $3.9 million of the incentive fees were payable in cash. With current-period deferred incentive fee accruals of $2.3 million and the reversal of the $3.8 million in incentive fees from prior periods, the net change in deferred incentive fees for the period was a decrease of $1.5 million. For the six months ended June 30, 2025, $5.4 million of the incentive fees were payable in cash and $2.1 million was deferred and accrued. Incentive fees per share for the six months ended June 30, 2026 and 2025 were $0.06 and $0.20, respectively.

Net Investment Income

Net investment income for the three months ended June 30, 2026 and 2025 was $18.2 million and $13.9 million, respectively. Net investment income increased for the three months ended June 30, 2026 from the three months ended June 30, 2025 primarily due to an increase in investment income resulting from an increase in the average outstanding principal on interest-earning debt investments, accompanied by decreased performance-based incentive fees and management fees. Net investment income per share for the three months ended June 30, 2026 and 2025 was $0.43 and $0.38, respectively.

Net investment income for the six months ended June 30, 2026 and 2025 was $28.8 million and $29.5 million, respectively. Net investment income decreased for the six months ended June 30, 2026 from the six months ended June 30, 2025 primarily due to a decrease in investment income resulting from a decrease in the weighted average cash yields on interest-earning debt investments and a decrease in PIK income, partially offset by decreased performance-based incentive fees and management fees. Net investment income per share for the six months ended June 30, 2026 and 2025 was $0.74 and $0.79, respectively.

Net Realized Gain (Loss)

The net realized loss of $45.3 million for the three months ended June 30, 2026 was primarily attributable to a realized loss on our loan investments in Blueshift Labs, Inc. and Marley Spoon SE upon restructuring. These losses were partially offset by a realized gain on the sale of our equity position in Eton Pharmaceuticals, Inc. The net realized loss of $1.5 million for the three months ended June 30, 2025 was attributable to a realized loss on our senior secured term loan investment in JobGet Holdings, Inc. (fka Snagajob.com, Inc.) upon conversion to equity.

The net realized loss of $44.0 million for the six months ended June 30, 2026 was primarily attributable to a realized loss on our loan investments in Blueshift Labs, Inc. and Marley Spoon SE upon restructuring. These losses were partially offset by realized gains upon the sale of our investments in Eton Pharmaceuticals, Inc. and Pivot3, Inc. The net realized gain of $4.5 million for the six months ended June 30, 2025 was attributable to a realized gain on our investment in Gynesonics, Inc. partially offset by realized losses on our investments in Quantum Corporation and JobGet Holdings, Inc. (fka Snagajob.com, Inc.).

Net Change in Unrealized Gain (Loss)

Net change in unrealized gain of $54.3 million for the three months ended June 30, 2026 was driven primarily by releases of prior-period unrealized losses in connection with restructurings of our loan investments in Marley Spoon SE and Blueshift Labs, Inc. These releases of prior unrealized losses were partially offset by unrealized losses on the post-restructuring Marley Spoon SE investments and were accompanied by increases in the fair value of our loan investments in 3PL Central LLC and Circadence Corporation and the impact of the purchase discount recorded on various investments acquired in connection with the Mergers. Net change in unrealized gain of $4.4 million for the three months ended June 30, 2025 was primarily due to an increase in fair value of our investments in Blueshift Labs, Inc., Hurricane Cleanco Limited, FiscalNote, Inc., and Kin Insurance, Inc. The increase in fair value was partially offset by a decrease in the fair value of our investments in 3PL Central LLC and Marley Spoon SE.

Net change in unrealized gain of $7.6 million for the six months ended June 30, 2026 was driven primarily by releases of prior-period unrealized losses in connection with restructurings of our loan investments in Marley Spoon SE and Blueshift Labs, Inc. These releases of prior unrealized losses were partially offset by unrealized losses on the post-restructuring Marley Spoon investments and our preferred stock investment in JobGet Holdings, Inc. (fka Snagajob.com, Inc.), and were accompanied by increases in the fair value of our loan investments in Circadence Corporation and the impact of the purchase discount recorded on various investments acquired in connection with the Mergers. Net change in unrealized loss of $15.4 million for the six months ended June 30, 2025 was primarily due to a release of prior unrealized gain on our investment in Gynesonics, Inc. and a decrease in the fair value of our investments in JobGet Holdings, Inc. (fka Snagajob.com, Inc.), Marley Spoon SE, and zSpace, Inc. The decrease in fair value was partially offset by a release of prior unrealized loss on our investment in Quantum Corporation, accompanied by an increase in fair value of our investments in Blueshift Labs, Inc., Hurricane Cleanco Limited, FiscalNote, Inc., and Kin Insurance, Inc.

Net Increase (Decrease) in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of $27.2 million for the three months ended June 30, 2026, as compared to a net increase in net assets resulting from operations of $16.8 million for the three months ended June 30, 2025.

We had a net decrease in net assets resulting from operations of $7.6 million for the six months ended June 30, 2026, as compared to a net increase in net assets resulting from operations of $18.7 million for the six months ended June 30, 2025.

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

During the six months ended June 30, 2026, we primarily funded our operations from (i) cash receipts from interest, dividend, and fee income from our investment portfolio, (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments, and (iii) net borrowings under our Credit Facility, and (iv) net proceeds from the issuance of our December 2029 Notes and our February 2031 Notes, which replaced our April 2026 Notes, December 2027 Notes, and a portion of our July 2027 Notes.

During the six months ended June 30, 2026, our operating activities used $188.4 million of cash and cash equivalents, compared to $73.3 million in cash and cash equivalents provided by operating activities during the six months ended June 30, 2025. The $261.7 million increase in cash used in operating activities was primarily attributable to $143.4 million of net cash consideration for the SWK Acquisition which includes acquisition-related transaction costs, as well as higher net portfolio investment activity.

During the six months ended June 30, 2026, our financing activities provided $181.1 million of cash and cash equivalents, compared to $73.1 million of cash and cash equivalents used in financing activities during the six months ended June 30, 2025. The $254.1 million increase in cash and cash equivalents provided by financing activities was primarily due to increased net borrowing activity of $247.7 million.

As of June 30, 2026, our net assets totaled $502.6 million, with a net asset value per share of $11.91. We intend to continue to operate in order to generate cash flows from operations, including income earned from investments in our portfolio companies. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

Available Liquidity and Capital Resources

As of June 30, 2026, we had $210.8 million in available liquidity, including $10.8 million in cash and cash equivalents, and $200.0 million available under our Credit Facility, subject to borrowing base capacity. As of June 30, 2026, we had $350.0 million of secured debt outstanding under our Credit Facility, which is a floating interest rate obligation and $333.5 million of unsecured debt outstanding under the July 2027 Notes, SWK 2027 Notes, April 2028 Notes, December 2029 Notes and February 2031 Notes, which are all fixed interest rate debt obligations. Refer to "Note 7 – Borrowings" of our consolidated financial statements in Part I, Item 1 of this Form 10-Q and "Recent Developments - Credit Facility" below for additional discussion of our debt obligations.

Pursuant to the 1940 Act, we are permitted to incur borrowings, issue debt securities, or issue preferred stock if, immediately after the borrowings or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock is at least 150%. As of June 30, 2026 and December 31, 2025, our asset coverage ratio was 174% and 211%, respectively.

As detailed above, our diverse and well-structured balance sheet is designed to provide a long-term focused and sustainable investment platform. Currently, we believe we have sufficient liquidity to support our near-term capital requirements.

Commitments and Obligations

Our significant contractual payment obligations relate to our borrowings and deferred incentive fees. As of June 30, 2026, we had $683.5 million in debt outstanding, of which $33.0 million is due within the next year, $497.3 million is due within one to three years, and $153.3 million is due beyond three years. As of June 30, 2026, we had $10.8 million of deferred incentive fees, $4.7 million of which is due within the next year, $3.2 million is due within one to three years, and $2.8 million is due beyond three years.

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

Our unfunded commitments may be significant from time to time. As of June 30, 2026, we had a total of $146.7 million in unfunded commitments, which was comprised of $123.9 million to provide debt financing to our portfolio companies and $22.8 million in unfunded commitments to provide equity financing to Runway-Cadma I LLC. Unfunded contractual commitments depend upon a portfolio company reaching certain milestones before the debt commitment is available to the portfolio company, which is expected to affect our funding levels. These commitments are subject to the same underwriting and ongoing portfolio maintenance as the on-balance sheet financial instruments that we hold. From time to time, unfunded contractual commitments may expire without being drawn and thus do not represent future cash requirements. We maintain sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded commitments should the need arise. As of June 30, 2026, we had $6.3 million of available unfunded commitments to portfolio companies that are eligible to be drawn based on achieved milestones and $22.8 million in unfunded capital commitments to Runway-Cadma I LLC. Refer to "Note 8 – Commitments and Contingencies" of our consolidated financial statements in Part I, Item 1 of this Form 10-Q for a summary of unfunded commitments by portfolio company as of June 30, 2026.

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

On May 7, 2025, our Board of Directors approved a share repurchase program (the "Fourth Repurchase Program"), under which we were authorized to repurchase up to $25.0 million of our outstanding shares of common stock, at management's discretion from time to time in open-market transactions and in accordance with all applicable securities laws and regulations. We repurchased 1,213,391 shares for an aggregate purchase price of $12.5 million. The Fourth Repurchase Program expired on May 7, 2026.

On May 5, 2026, our Board of Directors approved a share repurchase program (the "Fifth Repurchase Program"), under which we may repurchase up to $15.0 million of our outstanding shares of common stock. Under the Fifth Repurchase Program, purchases may be made at management’s discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. If not renewed, the Fifth Repurchase Program will terminate upon the earlier of (i) May 7, 2027 or (ii) the repurchase of $15.0 million of our outstanding shares of common stock. From the inception of the Fifth Repurchase Program through June 30, 2026, we repurchased 249,169 shares for an aggregate purchase price of $1.4 million.

Cumulative repurchases under all repurchase programs totaled 5,495,710 shares at an aggregate purchase price of $60.7 million.

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

During the three and six months ended June 30, 2026, we declared and paid dividends in the amount of $14.0 million and $25.9 million, respectively, of which $13.8 million and $25.5 million, respectively, were distributed in cash, with the remainder distributed in the form of 33,072 and 64,314 shares, respectively, of our common stock purchased by us in the open market and distributed to stockholders pursuant to our dividend reinvestment plan (the "Dividend Reinvestment Plan"). During the three and six months ended June 30, 2025, we declared dividends in the amount of $13.1 million and $26.5 million, respectively, of which $12.8 million and $26.0 million, respectively, were distributed in cash, with the remainder distributed in the form of 60,716 and 60,716 shares, respectively, of our common stock purchased by us in the open market and distributed to stockholders pursuant to our Dividend Reinvestment Plan.

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
•
Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models incorporating significant unobservable inputs, such as discounted cash flow models and other similar valuation techniques. The valuation of Level 3 assets and liabilities generally requires significant management judgment due to the inability to observe inputs to valuation.

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

Rule 2a-5 under the 1940 Act established additional requirements for determining the fair value of our investments in good faith for purposes of the 1940 Act. Rule 2a-5 permits boards, in compliance with certain conditions, to designate certain parties to perform fair value determinations, subject to board oversight. Rule 2a-5 also defines when market quotations are "readily available" for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. Rule 31a-4 under the 1940 Act established additional recordkeeping requirements related to fair value determinations. Although we adopted certain revisions to our valuation policies and procedures to comply with Rule 2a-5 and Rule 31a-4, the Board of Directors has not elected to designate a valuation designee. See "Note 2 – Summary of Significant Accounting Policies" for additional information on our valuation process and procedures.

The Board of Directors makes fair value determinations on a quarterly basis and any other time when a decision regarding the fair value of the portfolio investments is required. There is no single standard for determining the fair value of investments that do not have an active public market. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. A determination of fair value of investments, particularly those of privately held companies, involves subjective judgments and estimates and depends on the facts and circumstances, including at discrete points in time. In some cases, the fair value of such investments is best expressed as a range of values derived utilizing different methodologies from which a fair value may then be determined. Due to the inherent uncertainty of determining the fair value of portfolio investments that do not have a readily available market value, the fair value of the investments may fluctuate from period to period and/or differ, significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Our investments and secured borrowings are measured at fair value. The carrying amounts of cash, receivables, payables and certain other short-term financial instruments approximate fair value because of their short-term maturities. Our remaining borrowings are carried at amortized cost.

Recent Developments

We evaluated events subsequent to June 30, 2026 through August 6, 2026. There have been no subsequent events that occurred during such period that would require recognition or disclosure, except as disclosed below.

Distributions

On August 5, 2026, our Board of Directors declared a quarterly distribution of $0.33 per share for our stockholders of record as of August 17, 2026, payable on or before August 31, 2026.

Credit Facility

On July 13, 2026, we entered into the Eighth Amendment to our amended and restated credit agreement (the “Credit Facility Amendment”). The Credit Facility Amendment, effective as of June 30, 2026, (i) reduced the total commitments under the Credit Facility from $550.0 million to $425.0 million; (ii) permitted the future prepayment and termination of a certain lender’s commitments on a non-pro-rata basis; (iii) amended certain financial covenants; (iv) updated certain key-person trigger events; and (v) amended certain loan eligibility criteria and borrowing-base concentration limitations.

Recent Portfolio Activity

From July 1, 2026 through August 6, 2026, we funded $1.9 million in unfunded commitments on existing investments. We also received $17.1 million in debt prepayments.

Appointment of Co-Chief Executive Officer

On August 5, 2026, the Board of Directors elected Michael Rovner, age 56, as our Co-Chief Executive Officer, effective as of the close of business on August 6, 2026 (the “Effective Time”), to serve alongside R. David Spreng, whose title will change from Chief Executive Officer and President to Co-Chief Executive Officer and President, as of the Effective Time. In addition, Mr. Rovner will serve as the Co-Chief Executive Officer, the Co-Chief Investment Officer and as a member of the investment committee of RGC, effective as of the Effective Time.

Mr. Rovner has more than 30 years of industry experience spanning early and growth stage technology companies, private equity, private credit, and growth-debt lending. Prior to joining us, Mr. Rovner served as a managing director at BC Partners and its affiliate Mount Logan Management since 2023. Before that, from 2012 to 2023, he served as the chief executive officer and head of the investment committee of Ovation Partners, a provider of asset backed lending solutions and growth capital for established companies, which he co-founded. From 2009 to 2011, Mr. Rovner served on the Board of Directors of Vida Capital, a vertically integrated manager of insurance-related and longevity contingent assets, which he co-founded in 2009. From 2000 to 2011, he served as a partner and head of the financial services practice of Austin Ventures, a venture capital and growth equity firm focused on early-stage and growth equity investments in the financial services, technology, digital media, and technology-enabled services markets. Mr. Rovner received a B.A. in English from UCLA.

Investment Committee

Effective as of the close of business on August 6, 2026, RGC’s Investment Committee will consist of R. David Spreng, Michael
Rovner, Thomas B. Raterman and Patrick Schafer.

Please refer to "Part II, Item 5. Other Information" for additional information.

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

As of June 30, 2026, $1.0 billion of par, or 87.5% of our debt portfolio investments bore interest at variable rates, of which approximately 82.0% were based on SOFR and 18.0% were based on Prime. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase our interest income by a maximum of $16.4 million and decrease our investment income by a maximum of $8.0 million, due to certain floors, on an annual basis.

Our debt borrowings under the Credit Facility bear interest at a floating rate, all other outstanding debt borrowings bear interest at a fixed rate. Borrowings under the Credit Facility bear interest on a per annum basis equal to the SOFR plus an applicable margin rate that ranges from 2.95% to 3.35% per annum depending on our leverage ratio and number of eligible loans in the collateral pool. For additional information regarding the interest rate associated with each of our debt borrowings, refer to "Note 7 – Borrowings" of our consolidated financial statements in Part I, Item 1 of this Form 10-Q. For additional information regarding the subsequent reduction in total commitments under the Credit Facility, refer to “Recent Developments – Credit Facility” above and “Note 14 – Subsequent Events” of our consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2026, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes to our investments or borrowing structure.

(In thousands except per share data):

Basis Point Change	Interest Income	Interest Expense	Net Income	NII/Share
(200)	$(7,955)	$(7,000)	$(955)	$(0.02)
(150)	(6,387)	(5,250)	(1,137)	(0.03)
(100)	(4,449)	(3,500)	(949)	(0.02)
(75)	(3,398)	(2,625)	(773)	(0.02)
(50)	(2,322)	(1,750)	(572)	(0.01)
(25)	(1,198)	(875)	(323)	(0.01)
25	1,483	875	608	0.01
50	3,191	1,750	1,441	0.03
75	5,064	2,625	2,439	0.06
100	7,167	3,500	3,667	0.09
150	11,529	5,250	6,279	0.15
200	16,371	7,000	9,371	0.22

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

Hedging

From time-to time, we may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments such as futures, options, swap contracts and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. As of June 30, 2026, we did not have any hedging instruments.

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

Risks Related to Our Business and Structure

We are dependent upon RGC's senior management personnel for our future success.

We depend on the experience, diligence, skill and investment acumen of RGC's senior officers and other investment professionals, including members of its investment committee, that it currently retains or may subsequently retain that identify, evaluate, negotiate, structure, close, monitor and manage our investments. Our future success will depend to a significant extent on the continued service of RGC’s senior management. We cannot assure you that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with us. The departure of any of the members of RGC’s senior management could have a material adverse effect on our ability to achieve our investment objective, as well as on our financial condition, business and results of operations. In addition, we can offer no assurance that RGC will continue indefinitely as our investment adviser.

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

As part of our Fourth Repurchase Program, we have maintained repurchase plans in accordance with Rule 10b5-1 (the "Rule 10b5-1") promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Fourth Repurchase Program, we repurchased 1,213,391 shares for an aggregate purchase price of $12.5 million. Repurchases under the Fourth Repurchase Program could be made in open-market or privately negotiated transactions, and we were not obligated to repurchase any shares under the Fourth Repurchase Program. The Fourth Repurchase Program expired in accordance with its terms on May 7, 2026.

On May 5, 2026, our Board of Directors approved a share repurchase program (the "Fifth Repurchase Program"). As part of our Fifth Repurchase Program, we have maintained repurchase plans in accordance with Rule 10b5-1 promulgated under the Exchange Act. Under the Fifth Repurchase Program, we repurchased 249,169 shares for an aggregate purchase price of $1.4 million during the six months ended June 30, 2026. Repurchases under the Fifth Repurchase Program can be made in open-market or privately negotiated transactions, and we are not obligated to repurchase any shares under the Fifth Repurchase Program. As of June 30, 2026, the approximate dollar value of shares that could yet be repurchased under the Fifth Repurchase Program was $13.6 million. If not renewed, the Fifth Repurchase Program will terminate upon the earlier of (i) May 7, 2027 or (ii) the repurchase of $15.0 million of our outstanding shares of common stock. Refer to "Note 9 – Net Assets - Repurchase Program" of our consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Appointment of Co-Chief Executive Officer

On August 5, 2026, the Board of Directors elected Michael Rovner, age 56, as the Company’s Co-Chief Executive Officer, effective as of the close of business on August 6, 2026 (the “Effective Time”), to serve alongside R. David Spreng, whose title will change from Chief Executive Officer and President to Co-Chief Executive Officer and President of the Company, as of the Effective Time. In addition, Mr. Rovner will serve as the Co-Chief Executive Officer, the Co-Chief Investment Officer and as a member of the investment committee of Runway Growth Capital LLC, the Company’s investment adviser, effective as of the Effective Time.

Mr. Rovner has more than 30 years of industry experience spanning early and growth stage technology companies, private equity, private credit, and growth-debt lending. Prior to joining the Company, Mr. Rovner served as a managing director at BC Partners and its affiliate Mount Logan Management since 2023. Before that, from 2012 to 2023, he served as the chief executive officer and head of the investment committee of Ovation Partners, a provider of asset backed lending solutions and growth capital for established companies, which he co-founded. From 2009 to 2011, Mr. Rovner served on the Board of Directors of Vida Capital, a vertically integrated manager of insurance-related and longevity contingent assets, which he co-founded in 2009. From 2000 to 2011, he served as a partner and head of the financial services practice of Austin Ventures, a venture capital and growth equity firm focused on early-stage and growth equity investments in the financial services, technology, digital media, and technology-enabled services markets. Mr. Rovner received a B.A. in English from UCLA.

Mr. Rovner does not have any family relationships with any current director, executive officer, or person nominated to become a director or executive officer, of the Company, and there are no transactions or proposed transactions, to which the Company is a party, or intended to be a party, in which Mr. Rovner has, or will have, a material interest subject to Item 404(a) of Regulation S-K.

Third Amended and Restated Bylaws

On August 5, 2026, the Board of Directors of the Company approved the Third Amended and Restated Bylaws of the Company (the “Bylaws”), which became effective as of that date and amended and restated the Company’s Second Amended and Restated Bylaws in its entirety to, among other things:

(i) provide a majority voting standard for the election of directors in contested elections; and

(ii) designate, unless the Company consents in writing to the selection of a different forum and except for any claims made under the U.S. federal securities laws, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division, as the sole and exclusive forum for (i) any internal corporate claim, (ii) any derivative action or proceeding brought on behalf of the Company, (iii) any action asserting a claim of breach of any duty owed by any director, officer or employee of the Company to the Company or to the Company’s stockholders, (iv) any action asserting a claim arising pursuant to any provision of the Maryland General Corporation Law or the Company’s Charter or Bylaws, or (v) any other action asserting a claim governed by the internal affairs doctrine.

The foregoing description of the Bylaws is qualified in its entirety by reference to the complete text of the Bylaws, a copy of which is filed as Exhibit 3.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement (1)

3.2	Articles of Amendment (2)

3.3	Third Amended and Restated Bylaws *

4.1

Eighth Amendment to Credit Agreement, dated as of July 13, 2026, among Runway Growth Finance Corp., as borrower, each guarantor party thereto; the financial institutions party thereto as lenders; KeyBank National Association, as administrative agent; CIBC Bank USA, as documentation agent; MUFG Bank, Ltd. (as successor in interest to MUFG Union Bank, N.A.), as co-documentation agent; and U.S. Bank Trust Company, National Association, as paying agent and collateral custodian (5)

4.2	Indenture, by and between SWK and Wilmington Trust, National Association, dated as of October 3, 2023 (3)

4.3	First Supplemental Indenture, by and between SWK Holdings Corporation and Wilmington Trust, National Association, dated as of October 3, 2023 (3)

4.4	Form of 9.00% Senior Notes due 2027 (included as Exhibit A to Exhibit 4.3 above)

4.5	Second Supplemental Indenture, by and between SWK Holdings Corporation and Wilmington Trust, National Association, dated as of April 6, 2026 (3)

4.6	Third Supplemental Indenture, by and between Runway Growth Finance Corp. and Wilmington Trust, National Association, dated as of April 6, 2026 (3)

4.7	Fourth Supplemental Indenture, by and between Runway Growth Finance Corp. and U.S. Bank Trust Company, National Association, dated as of May 29, 2026 (4)

4.8	Form of Global Note (included as Exhibit A to Exhibit 4.7 above)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a‑14 of the Securities Exchange Act of 1934, as amended *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a‑14 of the Securities Exchange Act of 1934, as amended *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document *

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents *

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 has been formatted in Inline XBRL *

* Filed herewith.

(1)
Previously filed as an exhibit to the Registrant’s Current Report on Form 8‑K filed with the SEC on December 19, 2016.
(2)
Previously filed as an exhibit to the Registrant’s Current Report on Form 8‑K filed with the SEC on August 19, 2021.
(3)
Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on April 7, 2026.
(4)
Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on May 29, 2026.
(5)
Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on July 15, 2026.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUNWAY GROWTH FINANCE CORP.
Date: August 6, 2026
	By:	/s/ R. David Spreng
R. David Spreng
President, Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Carmela Thomson
Carmela Thomson
Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)