Form 10-Q
period 2026-09-30
Runway Growth Finance Corp.
filed 2026-11-05
CIK 1653384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-01180

Runway Growth Finance Corp.

(Exact name of registrant as specified in its charter)

Maryland	47-5049745
(State of incorporation)	(I.R.S. Employer Identification No.)

205 N. Michigan Ave., Suite 4200
Chicago, IL	60601
(Address of principal executive offices)	(Zip Code)

(312) 698-6902

(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share 7.50% Notes due 2027	RWAY RWAYL	Nasdaq Global Select Market LLC Nasdaq Global Select Market LLC
7.25% Notes due 2031	RWAYI	Nasdaq Global Select Market LLC
7.75% Notes due 2031	RWAYM	Nasdaq Global Select Market LLC

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

The issuer had 41,185,187 shares of common stock, $0.01 par value per share, outstanding as of November 2, 2026.

RUNWAY GROWTH FINANCE CORP.

FORM 10‑Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

RUNWAY GROWTH FINANCE CORP.

Consolidated Statements of Assets and Liabilities

(In thousands, except share and per share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investments at fair value:
Non-control/non-affiliate investments at fair value (cost of $1,094,910 and $961,646, respectively)	$1,048,654	$912,656
Affiliate investments at fair value (cost of $4,551 and $4,551, respectively)	-	-
Control investments at fair value (cost of $12,180 and $13,233, respectively)	12,876	14,746
Total investments at fair value (cost of $1,111,641 and $979,430, respectively)	1,061,530	927,402
Cash and cash equivalents	3,619	18,175
Interest and fees receivable	10,202	7,594
Deferred financing costs on credit facility	3,000	4,217
Other assets	2,187	2,726
Total assets	1,080,538	960,114

Liabilities
Debt:
Credit facility	212,000	173,000
2026 Notes	-	25,000
2027 Notes	73,219	132,250
2028 Notes	107,000	107,000
2029 Notes	50,000	-
2031 Notes	103,250	-
Deferred financing costs, net	(4,518)	(1,913)
Total debt, net	540,951	435,337
Incentive fees payable	15,028	14,444
Interest payable	11,267	6,756
Foreign currency forward contracts	-	711
Secured borrowings	14,938	14,578
Accrued expenses and other liabilities	3,659	3,319
Total liabilities	585,843	475,145
Commitments, Contingencies, and Off-Balance Sheet Arrangements (Note 8)

Net assets
Common stock, par value	414	361
Additional paid-in capital	579,914	534,508
Accumulated undistributed (overdistributed) earnings	(85,633)	(49,900)
Total net assets	$494,695	$484,969

Shares of common stock outstanding ($0.01 par value, 100,000,000 shares authorized)	41,446,340	36,134,037
Net asset value per share	$11.94	$13.42

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment income
From non-control/non-affiliate investments:
Interest income	$37,283	$30,715	$95,581	$91,314
Payment-in-kind interest income	1,999	4,219	8,178	11,857
Dividend income	253	252	559	758
Fee income	661	1,403	1,322	1,946
From affiliate investments:
Interest income	-	-	-	646
Fee income	-	-	-	256
From control investments:
Interest income	256	-	1,120	-
Other income	112	158	280	515
Total investment income	40,564	36,747	107,040	107,292

Operating expenses
Management fees	4,620	3,963	11,711	11,916
Incentive fees	4,277	4,075	6,679	11,527
Interest and other debt financing expenses	13,282	10,630	36,769	32,681
Professional fees	848	556	2,498	1,687
Administration agreement expenses	706	705	1,979	1,993
Insurance expense	204	163	563	479
Tax expense	360	560	941	810
Other expenses	384	359	1,202	916
Total operating expenses	24,681	21,011	62,342	62,009
Net investment income	15,883	15,736	44,698	45,283

Net realized and net change in unrealized gain (loss)
Net realized gain (loss):
Non-control/non-affiliate investments	13	(1,318)	(44,164)	(5,705)
Affiliate investments	-	-	-	8,943
Control investments	-	-	1,050	-
Net realized gain (loss) on investments	13	(1,318)	(43,114)	3,238
Net realized gain (loss) on forward contracts and foreign currency transactions	(3)	(12)	(881)	(23)
Net realized gain (loss)	10	(1,330)	(43,995)	3,215

Net change in unrealized gain (loss):
Non-control/non-affiliate investments	(5,034)	(7,473)	2,734	(11,677)
Affiliate investments	-	-	-	(9,925)
Control investments	(159)	367	(817)	426
Net change in unrealized gain (loss) on investments	(5,193)	(7,106)	1,917	(21,176)
Net change in unrealized gain (loss) on forward contracts and foreign currency transactions	-	719	711	(640)
Net change in unrealized gain (loss) on secured borrowings	4	-	(251)	-
Net change in unrealized gain (loss)	(5,189)	(6,387)	2,377	(21,816)

Net realized and unrealized gain (loss)	(5,179)	(7,717)	(41,618)	(18,601)

Net increase (decrease) in net assets resulting from operations	$10,704	$8,019	$3,080	$26,682

Net increase (decrease) in net assets resulting from operations per common share (basic and diluted)	$0.26	$0.22	$0.08	$0.72
Weighted average shares outstanding (basic and diluted)	41,886,707	36,225,742	40,052,910	36,887,968

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Statements of Changes in Net Assets

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional	Accumulated Undistributed
For the Three Months Ended September 30, 2026	Outstanding Shares ⁽¹⁾	Par Value	Paid-in Capital	(Overdistributed) earnings	Total Net Assets
Balances at June 30, 2026	42,215,377	$422	$585,038	$(82,882)	$502,578
Net investment income	-	-	-	15,883	15,883
Net realized gain (loss)	-	-	-	10	10
Net change in unrealized gain (loss)	-	-	-	(5,189)	(5,189)
Issuance of common stock	-	-	-	-	-
Deemed contributions	-	-	-	-	-
Repurchase of common stock	(769,037)	(8)	(4,764)	-	(4,772)
Dividends paid to stockholders	-	-	-	(13,815)	(13,815)
Tax reclassification	-	-	(360)	360	-
Balances at September 30, 2026	41,446,340	$414	$579,914	$(85,633)	$494,695

	Common Stock		Additional	Accumulated Undistributed
For the Nine Months Ended September 30, 2026	Outstanding Shares ⁽¹⁾	Par Value	Paid-in Capital	(Overdistributed) earnings	Total Net Assets
Balances at December 31, 2025	36,134,037	$361	$534,508	$(49,900)	$484,969
Net investment income	-	-	-	44,698	44,698
Net realized gain (loss)	-	-	-	(43,995)	(43,995)
Net change in unrealized gain (loss)	-	-	-	2,377	2,377
Issuance of common stock	6,330,509	63	43,554	-	43,617
Deemed contributions	-	-	9,000	-	9,000
Repurchase of common stock	(1,018,206)	(10)	(6,208)	-	(6,218)
Dividends paid to stockholders	-	-	-	(39,753)	(39,753)
Tax reclassification	-	-	(940)	940	-
Balances at September 30, 2026	41,446,340	$414	$579,914	$(85,633)	$494,695

	Common Stock		Additional	Accumulated Undistributed
For the Three Months Ended September 30, 2025	Outstanding Shares ⁽¹⁾	Par Value	Paid-in Capital	(Overdistributed) earnings	Total Net Assets
Balances at June 30, 2025	36,532,020	$365	$549,859	$(51,350)	$498,874
Net investment income	-	-	-	15,736	15,736
Net realized gain (loss)	-	-	-	(1,330)	(1,330)
Net change in unrealized gain (loss)	-	-	-	(6,387)	(6,387)
Repurchase of common stock	(397,983)	(4)	(4,355)	-	(4,359)
Dividends paid to stockholders	-	-	-	(13,008)	(13,008)
Balances at September 30, 2025	36,134,037	$361	$545,504	$(56,339)	$489,526

	Common Stock		Additional	Accumulated Undistributed
For the Nine Months Ended September 30, 2025	Outstanding Shares ⁽¹⁾	Par Value	Paid-in Capital	(Overdistributed) earnings	Total Net Assets
Balances at December 31, 2024	37,347,428	$373	$557,992	$(43,496)	$514,869
Net investment income	-	-	-	45,283	45,283
Net realized gain (loss)	-	-	-	3,215	3,215
Net change in unrealized gain (loss)	-	-	-	(21,816)	(21,816)
Repurchase of common stock	(1,213,391)	(12)	(12,488)	-	(12,500)
Dividends paid to stockholders	-	-	-	(39,525)	(39,525)
Balances at September 30, 2025	36,134,037	$361	$545,504	$(56,339)	$489,526
(1)
Number of shares is shown net of cumulative share repurchases of 6,264,747 and 5,246,541 shares as of September 30, 2026 and September 30, 2025, respectively.

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$3,080	$26,682
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(126,046)	(107,747)
Cash consideration for acquisition of SWK and transaction expenses, net of cash received (1)	(143,408)	-
Payment-in-kind interest	(8,752)	(11,449)
Sales or repayments of investments	195,825	235,483
Payments for derivative contracts	(864)	(930)
Proceeds from derivative contracts	-	905
Net realized (gain) loss on investments	43,114	(3,238)
Net realized (gain) loss on forward contracts and foreign currency transactions	881	23
Net change in unrealized (gain) loss on investments	(1,917)	21,176
Net change in unrealized (gain) loss on forward contracts and foreign currency transactions	(711)	640
Net change in unrealized (gain) loss on secured borrowings	251	-
Amortization of fixed income premiums or accretion of discounts and end-of-term payments	(11,122)	(3,349)
Amortization of discount on secured borrowings	109	-
Amortization of deferred financing costs	3,759	2,665
Changes in operating assets and liabilities:
(Increase) decrease in interest and fees receivable	1,654	103
(Increase) decrease in other assets	652	(804)
Increase (decrease) in incentive fees payable	584	2,189
Increase (decrease) in interest payable	4,511	2,247
Increase (decrease) in accrued expenses and other liabilities	230	1,084
Net cash provided by (used in) operating activities	(38,170)	165,680
Cash flows from financing activities
Payments of deferred financing costs	(5,078)	(3,491)
Borrowings under credit facility	390,000	160,000
Repayments under credit facility	(351,000)	(285,000)
Proceeds from 2028 Notes	-	107,000
Proceeds from 2029 Notes	49,430	-
Proceeds from 2031 Notes	103,250	-
Repayments of 2026 Notes	(25,000)	(70,000)
Repayments of 2027 Notes	(92,000)	(20,000)
Repurchase of common stock	(6,218)	(12,500)
Dividends paid to stockholders	(39,753)	(39,525)
Net cash provided by (used in) financing activities	23,631	(163,516)
Effect of foreign currency exchange rates	(17)	2
Net increase (decrease) in cash and cash equivalents	(14,556)	2,166
Cash and cash equivalents at beginning of period	18,175	5,751
Cash and cash equivalents at end of period	$3,619	$7,917
Supplemental and non-cash financing cash flow information:
Taxes paid	$881	$390
Interest paid	$27,241	$26,043

SWK Acquisition (1)
Non-cash assets acquired
Investments at cost	$225,230	$-
Interest receivable	4,262	-
Other assets	113	-
Total non-cash assets acquired	229,605	-
Non-cash liabilities assumed
SWK 2027 Notes	33,470	-
Accrued expenses and other liabilities	110	-
Total non-cash liabilities assumed	33,580	-
Net assets acquired at cost	$196,025	$-
Consideration for SWK Acquisition
Cash consideration for SWK Acquisition	173,543	-
Cash assets acquired	(38,207)	-
Transaction costs	8,072	-
Non-cash issuance of shares in connection with the SWK Acquisition	43,617	-
Non-cash deemed contributions received in connection with the SWK Acquisition	9,000	-
Total consideration for SWK Acquisition, net of cash received	$196,025	$-

(1)
On April 6, 2026, the Company completed the acquisition of SWK Holdings Corporation. For more information, refer to "Note 13 – Acquisition of SWK Holdings Corporation" for additional information on the acquisition and the relevant accounting for the transaction.

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Debt Investments
	Application Software
Airship Group, Inc.	Senior Secured	SOFR+3.75%, 9.08% floor, 3.00% PIK, 3.25% ETP	6/28/2024	6/15/2028	51,813	52,199	52,668	(11) (12) (13)
BlueConic Holding, Inc. (fka Blueshift Labs, Inc.)	Second Lien	0.00% until 06/17/2028; thereafter, 20.00% PIK	6/17/2026	6/17/2030	18,500	15,457	15,990	(11) (14)
CarNow, Inc.	Senior Secured	SOFR+7.25%, 11.75% floor, 3.10% ETP	3/22/2024	3/22/2029	20,000	18,674	18,958	(12) (13)
Piano Software, Inc.	Senior Secured	SOFR+7.25%, 11.25% floor, 0.50% PIK, 1.50% ETP	12/31/2024	12/31/2029	43,045	42,368	42,429	(11) (12) (13)
VTX Intermediate Holdings, Inc. (dba VertexOne)	Senior Secured	SOFR+7.00%, 10.25% floor, 4.00% ETP	12/12/2024	9/24/2029	35,508	35,602	35,888	(12) (13) (28)
VTX Intermediate Holdings, Inc. (dba VertexOne)	Second Lien	FIXED 12.50% PIK, 33.50% ETP	12/12/2024	9/24/2029	7,280	7,073	7,296	(11) (12) (19) (28)
Zinnia Corporate Holdings, LLC	Senior Secured	SOFR+6.50%, 8.50% floor	9/23/2024	9/21/2029	40,000	39,470	39,556	(13)
	Total Application Software - 43.01%*					210,843	212,785

	Commercial & Professional Services
Bombora, Inc.	Senior Secured	SOFR+4.25%, 6.75% floor, 3.25% PIK, 1.11% ETP	12/26/2023	1/15/2028	32,172	32,300	32,498	(11) (12) (13)
Elevate Services, Inc.	Senior Secured	SOFR+7.50%, 12.78% floor, 0.50% ETP	7/10/2023	7/10/2027	39,000	38,480	39,195	(12) (13)
Swing Education, Inc.	Senior Secured	SOFR+7.00%, 10.80% floor, 5.00% ETP	6/27/2025	6/15/2029	8,000	8,003	7,850	(12) (13)
Swing Education, Inc. (Revolver)	Senior Secured	SOFR+6.65%, 10.45% floor	6/27/2025	6/1/2028	-	(23)	-	(13) (26)
	Total Commercial & Professional Services - 16.08%*					78,760	79,543

	Consumer Services
Buzz Finco, LLC (dba Bumble)	Senior Secured	SOFR+6.75%, 9.25% floor	4/24/2026	4/24/2030	14,531	14,332	15,247	(10) (15)
FINN GmbH	Senior Secured	SOFR+8.75%, 10.75% floor	12/8/2025	6/30/2030	20,000	19,231	19,075	(6) (10) (13)
	Total Consumer Services - 6.94%*					33,563	34,322

	Consumer Staples Distribution & Retail
Marley Spoon SE (Bridge Loan)	Senior Secured	SOFR+8.00% PIK, 10.50% floor, 14.00% ceiling	9/2/2026	12/15/2026	5,552	5,552	5,564	(6) (10) (11) (15) (18) (22) (28)
Marley Spoon SE	Senior Secured	SOFR+8.00% PIK, 10.50% floor, 14.00% ceiling, 2.00% ETP	4/24/2026	12/31/2030	17,583	17,583	17,774	(6) (10) (11) (12) (15) (22)
Marley Spoon SE	Subordinated Debt - Senior Tranche Term Loan	SOFR+8.00% PIK, 10.50% floor, 14.00% ceiling, 0.42% ETP	4/24/2026	12/31/2030	14,465	14,465	14,530	(6) (10) (11) (12) (15) (18) (22) (27)
Marley Spoon SE	Subordinated Debt - Junior Tranche Term Loan	SOFR+8.00% PIK, 10.50% floor, 14.00% ceiling, 2.00% ETP	4/24/2026	12/31/2030	49,362	16,908	-	(6) (10) (11) (12) (15) (22) (27)
	Total Consumer Staples Distribution & Retail - 7.65%*					54,508	37,868

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

September 30, 2026

(In thousands, except share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Debt Investments
	Financial Services
Autobooks, Inc.	Senior Secured	SOFR+7.50%, 11.77% floor, 3.75% ETP	5/5/2025	2/5/2028	38,600	38,620	39,220	(12) (13)
Hurricane Cleanco Limited	Senior Secured	FIXED 6.25%, 6.25% PIK	12/31/2024	11/22/2029	31,502	29,976	31,188	(5) (10) (11) (18)
Under Technologies, Inc. (dba Rho)	Senior Secured	SOFR+7.75%, 11.39% floor, 5.00% ETP	5/8/2026	5/8/2031	20,000	19,868	19,868	(12) (13)
Vesta Payment Solutions, Inc.	Senior Secured	SOFR+7.00%, 9.00% floor, 10.00% ETP	11/29/2022	12/16/2026	25,000	26,670	22,720	(12) (28)
	Total Financial Services - 22.84%*					115,134	112,996

	Health Care Equipment & Services
Biotricity, Inc.	Senior Secured	SOFR+10.50%, 11.50% floor, 10.29% ETP	4/6/2026	5/15/2027	13,846	13,912	13,116	(12) (15)
EBR Systems, Inc.	Senior Secured	PRIME+4.90%, 8.90% floor, 4.50% ETP	6/30/2022	6/15/2027	40,000	41,228	41,526	(12) (13) (15)
HR Pharmaceuticals, LLC	Senior Secured	SOFR+6.00%, 8.00% floor, 5.36% ETP	1/29/2026	1/29/2031	6,546	6,463	6,493	(12) (13)
HR Pharmaceuticals, LLC (Revolver)	Senior Secured	SOFR+6.00%, 8.00% floor	1/29/2026	1/29/2031	206	193	204
ImpediMed, Inc.	Senior Secured	SOFR+9.50%, 13.75% floor, 9.00% ETP	4/6/2026	2/5/2030	11,500	10,922	11,421	(9) (10) (12) (15)
MedMinder Systems, Inc.	Senior Secured	PRIME+4.35%, 9.10% floor, 11.85% ceiling, 6.00% ETP	4/6/2026	8/18/2028	25,000	23,515	26,850	(12) (13)
Mingle Healthcare Solutions, Inc.	Senior Secured	SOFR+9.75%, 12.26% floor, 10.50% ETP	8/15/2018	12/15/2026	4,127	4,757	1,885	(12) (22)
Triple Ring Technologies, Inc.	Senior Secured	SOFR+7.50%, 12.00% floor, 7.75% ETP	4/6/2026	12/6/2028	8,000	7,661	7,917	(12) (13)
	Total Health Care Equipment & Services - 22.12%*					108,651	109,412

	Household & Personal Products
13 Scents Inc. (dba Dossier)	Senior Secured	SOFR+6.25%, 7.25% floor	4/8/2026	3/31/2031	25,401	24,989	24,989	(13)
13 Scents Inc. (dba Dossier) (Revolver)	Senior Secured	SOFR+6.25%, 7.25% floor	4/8/2026	3/31/2031	2,735	2,676	2,676
Madison Reed, Inc.	Senior Secured	PRIME+5.00%, 12.50% floor, 3.00% ETP	8/29/2025	8/29/2029	40,000	39,634	39,344	(12) (13)
	Total Household & Personal Products - 13.55%*					67,299	67,009

	Insurance
Kin Insurance, Inc.	Senior Secured	PRIME+5.00%, 12.00% floor, 2.00% ETP	8/13/2025	8/13/2029	30,000	29,539	29,875	(12) (13)
Kin Insurance, Inc.	Senior Secured	PRIME+5.00%, 12.00% floor, 2.00% ETP	12/30/2025	8/13/2029	15,000	14,687	14,938	(12) (23)
	Total Insurance - 9.06%*					44,226	44,813

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

September 30, 2026

(In thousands, except share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Debt Investments
	Media & Entertainment
Skillshare, Inc.	Senior Secured	SOFR+6.75%, 10.96% floor, 2.50% ETP	8/15/2025	2/8/2029	9,186	9,223	8,531	(12) (13)
Snap! Mobile, Inc.	Senior Secured	SOFR+7.50%, 12.10% floor, 3.83% ETP	9/30/2024	9/30/2028	18,000	17,982	17,763	(12) (13)
	Total Media & Entertainment - 5.31%*					27,205	26,294

	Multi-Sector Holdings
SPB C-2024, LLC	Senior Secured	FIXED 15.00% PIK, 1.57% ETP	12/16/2025	12/16/2028	11,032	10,992	11,119	(10) (11) (12)
	Total Multi-Sector Holdings - 2.25%*					10,992	11,119

	Pharmaceutical, Biotechnology & Life Sciences
4Web, Inc.	Senior Secured	SOFR+9.25%, 12.75% floor, 34.43% ETP	4/6/2026	12/31/2027	19,301	23,051	23,721	(12) (13)
AOTI, Inc.	Senior Secured	SOFR+7.75%, 10.90% floor, 5.60% ETP	4/6/2026	2/15/2029	19,478	18,505	19,680	(12) (13) (15)
Eton Pharmaceuticals, Inc.	Senior Secured	SOFR+6.55%, 9.30% floor, 5.45% ETP	4/6/2026	12/17/2027	22,000	21,863	23,409	(10) (12) (13) (15)
Goodwin Biotechnology, Inc.	Senior Secured	SOFR+9.00%, 13.25% floor, 5.44% ETP	4/6/2026	9/13/2027	5,621	5,419	5,558	(12) (13)
Journey Medical Corporation	Senior Secured	SOFR+7.75%, 12.75% floor, 5.00% ETP	4/6/2026	6/27/2028	25,000	24,101	25,327	(12) (13) (15)
NeoLight, LLC	Senior Secured	PRIME+6.50%, 13.50% floor, 50% Cash/50% PIK, 9.66% ETP	4/6/2026	8/15/2027	6,155	6,137	5,608	(11) (12) (13)
Nicoya Lifesciences, Inc.	Senior Secured	SOFR+9.00%, 12.75% floor, 11.76% ETP	4/6/2026	4/14/2027	8,500	8,626	9,008	(7) (10) (12) (13)
Shield Therapeutics PLC	Senior Secured	SOFR+8.75%, 12.25% floor, 5.00% ETP	12/2/2025	9/28/2028	5,000	4,909	5,010	(5) (10) (12) (13) (15) (28)
Shield Therapeutics PLC	Senior Secured	SOFR+8.75%, 12.25% floor, 6.56% ETP	4/6/2026	9/28/2028	20,000	19,330	20,040	(5) (10) (12) (13) (15) (28)
Sincerus Pharmaceuticals, Inc.	Senior Secured	SOFR+6.75%, 10.50% floor, 8.85% ETP	4/6/2026	8/31/2030	15,997	15,589	16,389	(12) (13)
Sincerus Pharmaceuticals, Inc.	Senior Secured	SOFR+6.75%, 10.50% floor, 7.50% ETP	6/30/2026	8/31/2030	4,003	3,999	4,100	(12) (13)
	Total Pharmaceutical, Biotechnology & Life Sciences - 31.91%*					151,529	157,850

	Systems Software
Circadence Corporation	Senior Secured	SOFR+11.00%, 14.69% floor, 10.82% ETP	12/20/2018	12/31/2026	17,102	18,884	16,518	(12)
Digicert, Inc.	Senior Secured	SOFR+5.75%, 6.50% floor	7/30/2025	7/30/2030	9,234	9,122	9,060	(13)
Digicert, Inc. (Revolver)	Senior Secured	SOFR+5.75%, 6.50% floor	7/30/2025	7/30/2030	-	(7)	-	(26)
	Total Systems Software - 5.17%*					27,999	25,578

	Technology Hardware & Equipment
Brivo, Inc.	Senior Secured	SOFR+7.00%, 10.66% floor, 2.53% ETP	12/27/2024	12/15/2029	40,000	40,079	41,165	(12) (13)
Linxup, LLC	Senior Secured	PRIME+3.25%, 11.75% floor, 2.25% ETP	11/3/2023	11/15/2027	30,000	30,284	31,118	(12) (13)
	Total Technology Hardware & Equipment - 14.61%*					70,363	72,283

Total Debt Investments - 200.50%*						1,001,072	991,872

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

September 30, 2026

(In thousands, except share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Equity Investments
	Application Software
Aria Systems, Inc.	Equity	Series G Preferred Stock	7/10/2018	N/A	289,419	250	256	(14)
VTX Intermediate Holdings, Inc. (dba VertexOne)	Equity	Series C Preferred Units	12/12/2024	N/A	3,015,219	143	9	(14)
	Total Application Software - 0.05%*					393	265

	Commercial & Professional Services
FiscalNote, Inc.	Equity	Common Stock	10/19/2020	N/A	19,240	438	1	(14) (15) (16)
JobGet Holdings, Inc. (fka Snagajob, Inc.)	Equity	Series C-1 Preferred Stock	11/15/2024	N/A	476,564	39,275	16,962	(14) (25)
JobGet Holdings, Inc. (fka Snagajob, Inc.)	Equity	Series C-2 Preferred Stock	11/15/2024	N/A	16,963	-	-	(14) (25)
	Total Commercial & Professional Services - 3.43%*					39,713	16,963

Consumer Staples Distribution & Retail
Marley Spoon SE	Equity	Common Stock	7/7/2023	N/A	46,004	410	3	(6) (10) (14) (15) (16) (18)
	Total Consumer Staples Distribution & Retail - 0.00%*					410	3

	Health Care Equipment & Services
CareCloud, Inc.	Equity	8.75% Series A Cumulative Redeemable Perpetual Preferred Stock	1/8/2020	N/A	462,064	12,132	9,900	(15) (16)
Epica International, Inc.	Equity	Common Stock	1/4/2022	N/A	25,000	136	141	(14)
HR Pharmaceuticals, LLC	Equity	Preferred Units	1/29/2026	N/A	2,000,000	2,000	1,983	(14) (25)
MolecuLight, Inc.	Equity	Series B-3 Preferred Stock	1/1/2025	N/A	250,000	37	-	(7) (10) (14) (18) (25)
	Total Health Care Equipment & Services - 2.43%*					14,305	12,024

	Media & Entertainment
Minute Media Inc.	Equity	Preferred Stock	12/13/2023	N/A	1,219	120	79	(5) (10) (14)
Minute Media Inc.	Equity	Common Stock	12/13/2023	N/A	160	16	7	(5) (10) (14)
	Total Media & Entertainment - 0.02%*					136	86

	Pharmaceutical, Biotechnology & Life Sciences
AOTI, Inc.	Equity	Common Stock	6/30/2024	N/A	402,634	178	695	(14) (15) (18)
Sincerus Pharmaceuticals, Inc.	Equity	Common Stock	5/21/2021	N/A	26,575	509	445	(14)
	Total Pharmaceutical, Biotechnology & Life Sciences - 0.23%*					687	1,140

Total Equity Investments - 6.16%*						55,644	30,481

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

September 30, 2026

(In thousands, except share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants & Other Contractual Rights
	Application Software
3DNA Corp. (dba NationBuilder)	Warrant	Series C-1 Preferred Stock	12/28/2018	12/28/2028	273,164	104	-	(14)
Airship Group, Inc.	Warrant	Series F Preferred Stock	6/28/2024	6/28/2034	519,313	414	510	(14)
Aria Systems, Inc.	Warrant	Series G Preferred Stock	6/29/2018	6/29/2028	2,387,705	1,048	833	(14)
CarNow, Inc.	Warrant	Common Stock	3/22/2024	3/22/2034	200,000	2,400	1,822	(14)
CarNow, Inc.	Warrant	Common Stock	4/24/2026	4/24/2036	20,000	-	182	(14)
Exeevo, Inc.	Contractual Right	Gross Margin Earnout	11/13/2024	9/30/2027	N/A	409	492	(14) (17) (25)
INRIX, Inc.	Warrant	Common Stock	7/26/2019	7/26/2029	150,804	522	-	(14)
JWP Holdco LLC (fka Longtail Ad Solutions, Inc.)	Warrant	Common Units	12/12/2019	12/12/2029	167,827	47	-	(14)
Piano Software, Inc.	Warrant	Series D Preferred Stock	12/31/2024	12/31/2034	119,978	348	461	(14)
Predactiv, Inc. (fka Sharethis, Inc.)	Warrant	Series D-3 Preferred Stock	12/3/2018	12/3/2028	647,615	2,162	-	(14)
	Total Application Software - 0.87%*					7,454	4,300

	Commercial & Professional Services
AllClear ID, Inc.	Warrant	Common Stock	8/31/2017	8/31/2027	870,514	1,750	-	(14)
Bombora, Inc.	Warrant	Common Stock	3/31/2021	3/31/2031	121,581	174	148	(14)
Bombora, Inc.	Warrant	Common Stock	12/26/2023	12/26/2033	57,750	51	70	(14)
CloudPay, Inc.	Warrant	Series B Preferred Stock	6/30/2020	6/30/2030	11,273	218	854	(5) (10) (14)
CloudPay, Inc.	Warrant	Series D Preferred Stock	8/17/2021	8/17/2031	3,502	52	18	(5) (10) (14)
CloudPay, Inc.	Warrant	Series D Preferred Stock	9/26/2022	9/26/2032	5,252	176	103	(5) (10) (14)
Elevate Services, Inc.	Warrant	Series C Preferred Stock	7/10/2023	7/10/2033	248,997	447	379	(14)
Elevate Services, Inc.	Warrant	Series C Preferred Stock	7/17/2024	7/17/2034	236,549	377	621	(14)
FiscalNote, Inc.	Contractual Right	Earnout	7/29/2022	7/29/2027	N/A	127	-	(14) (15) (17)
JobGet Holdings, Inc. (fka Snagajob, Inc.)	Warrant	Series B-1 Preferred Stock	9/29/2021	9/29/2031	763,269	343	-	(14)
Swing Education, Inc.	Warrant	Series C Preferred Stock	6/27/2025	6/27/2035	196,160	19	2	(14)
	Total Commercial & Professional Services - 0.45%*					3,734	2,195

	Consumer Services
FINN GmbH	Warrant	Series C2 Preferred Stock	12/4/2025	12/4/2030	385	691	550	(6) (10) (14) (18) (24)
FINN GmbH	Warrant	Series C2 Preferred Stock	3/10/2026	12/4/2030	201	-	1,274	(6) (10) (14) (18) (24)
	Total Consumer Services - 0.37%*					691	1,824

	Consumer Staples Distribution & Retail
Marley Spoon SE	Warrant	Common Stock	4/25/2026	12/31/2035	5,466	-	-	(6) (10) (14) (15) (18)
	Total Consumer Staples Distribution & Retail - 0.00%*					-	-

	Financial Services
Autobooks, Inc.	Contractual Right	Success Fee	5/5/2025	N/A	N/A	489	694	(14) (17)
Betterment Holdings, Inc.	Warrant	Common Stock	10/6/2023	10/6/2033	7,680	35	38	(14)
Betterment Holdings, Inc.	Warrant	Common Stock	10/6/2023	10/6/2033	9,818	40	41	(14)
Credit Sesame, Inc.	Warrant	Common Stock	1/7/2020	1/7/2030	191,601	425	191	(14)
Under Technologies, Inc. (dba Rho)	Warrant	Series B Preferred Stock	5/8/2026	5/8/2036	101,203	2	6	(14) (25)
	Total Financial Services - 0.20%*					991	970

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

September 30, 2026

(In thousands, except share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants & Other Contractual Rights
	Health Care Equipment & Services
Allurion Technologies, Inc.	Warrant	Common Stock	3/30/2021	3/30/2031	5,320	282	-	(14) (15)
Allurion Technologies, Inc.	Warrant	Common Stock	6/14/2022	3/30/2031	1,851	141	-	(14) (15)
Allurion Technologies, Inc.	Warrant	Common Stock	9/15/2022	9/15/2032	1,850	144	-	(14) (15)
Allurion Technologies, Inc.	Contractual Right	Earnout	8/2/2023	8/1/2028	N/A	-	-	(14) (15) (17)
Best ABT, Inc.	Contractual Right	Settlement Payment Right	11/12/2018	3/31/2027	N/A	452	579	(14) (25)
Biotricity, Inc.	Warrant	Series A Preferred Stock	12/21/2021	12/21/2028	9,589	-	2	(14) (15)
Biotricity, Inc.	Warrant	Series B Preferred Stock	11/11/2024	11/11/2031	54,300	7	-	(14) (15)
Biotricity, Inc.	Warrant	Series C Preferred Stock	8/25/2023	8/25/2030	600,000	112	-	(14) (15)
Biotricity, Inc.	Warrant	Series E Preferred Stock	12/12/2025	12/12/2032	120,000	24	1	(14) (15)
DxTerity Diagnostics, Inc.	Warrant	Series B Preferred Stock	4/6/2015	12/31/2026	2,019,231	43	-	(14)
EBR Systems, Inc.	Contractual Right	Success Fee	6/30/2022	6/30/2032	N/A	605	503	(14) (15) (17)
Elutia, Inc.	Warrant	Common Stock	8/10/2022	8/10/2029	187,970	49	9	(14) (15)
Epica International, Inc.	Warrant	Common Stock	7/24/2018	7/24/2027	581,818	1,189	1,171	(14)
Flowonix Medical, Inc.	Contractual Right	Royalty	6/26/2023	N/A	N/A	4,693	4,284	(14)
Ideal Implant, Inc.	Contractual Right	Royalty	8/1/2023	2/1/2039	N/A	1,806	1,249	(14)
ImpediMed, Inc.	Warrant	Common Stock	2/6/2025	2/6/2032	18,737,805	115	17	(9) (10) (14) (15) (18)
MedMinder Systems, Inc.	Warrant	Series C Preferred Stock	8/18/2022	8/18/2029	65,092	56	47	(14)
Mingle Healthcare Solutions, Inc.	Warrant	Series CC Preferred Stock	8/15/2018	8/15/2028	1,770,973	492	-	(14)
MolecuLight, Inc.	Warrant	Common Stock	1/1/2025	12/28/2028	394,322	3	-	(7) (10) (14) (18)
Moximed, Inc.	Warrant	Series C Preferred Stock	6/24/2022	6/24/2032	214,285	175	39	(14)
Onward Medical, N.V.	Warrant	Common Stock	6/28/2024	9/26/2034	165,338	340	66	(8) (10) (14) (15) (18)
Route 92 Medical, Inc.	Contractual Right	Success Fee	3/31/2025	3/31/2035	N/A	833	706	(14) (17)
SetPoint Medical Corporation	Warrant	Series B Preferred Stock	6/29/2021	6/29/2031	400,000	14	96	(14)
SetPoint Medical Corporation	Warrant	Series B Preferred Stock	12/29/2022	12/29/2032	600,000	74	145	(14)
	Total Health Care Equipment & Services - 1.80%*					11,649	8,914

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

September 30, 2026

(In thousands, except share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants & Other Contractual Rights
	Household & Personal Products
Madison Reed, Inc.	Contractual Right	Success Fee	8/29/2025	N/A	N/A	404	464	(14) (17)
	Total Household & Personal Products - 0.09%*					404	464

	Insurance
Kin Insurance, Inc.	Warrant	Series D-3 Preferred Stock	9/26/2022	9/26/2032	62,364	426	568	(14)
Kin Insurance, Inc.	Warrant	Series E Preferred Stock	8/13/2025	8/13/2035	10,618	546	1,215	(14)
	Total Insurance - 0.36%*					972	1,783

	Media & Entertainment
Minute Media Inc.	Contractual Right	SAFE	7/28/2026	N/A	N/A	2	2	(5) (10) (14)
Skillshare, Inc.	Contractual Right	Success Fee	8/15/2025	N/A	N/A	337	87	(14) (17)
Snap! Mobile, Inc.	Warrant	Series B Preferred Stock	9/30/2024	9/30/2034	19,140	345	294	(14)
	Total Media & Entertainment - 0.08%*					684	383

	Pharmaceutical, Biotechnology & Life Sciences
4Web, Inc.	Warrant	Series D Preferred Stock	6/3/2019	9/3/2031	780,387	3,989	3,665	(14)
Goodwin Biotechnology, Inc.	Warrant	Series C Preferred Stock	9/13/2023	9/13/2030	211,442	50	54	(14) (25)
Insite Vision, Inc.	Contractual Right	Royalty	4/2/2013	N/A	N/A	-	-	(14) (25)
Mustang Bio, Inc.	Warrant	Common Stock	3/4/2022	3/4/2032	997	315	-	(14) (15)
NeoLight, LLC	Warrant	Series B-2 Preferred Stock	2/17/2023	2/17/2030	105,048	3	3	(14)
Nicoya Lifesciences, Inc.	Warrant	Series B-1 Preferred Stock	10/13/2023	10/13/2030	117,305	154	16	(7) (10) (14) (18)
Nicoya Lifesciences, Inc.	Warrant	Series A-3 Preferred Stock	5/27/2025	5/27/2032	276,630	21	-	(7) (10) (14) (18)
Shield Therapeutics PLC	Warrant	Common Stock	12/2/2025	12/2/2031	906,468	63	28	(5) (10) (14) (15) (18)
Shield Therapeutics PLC	Warrant	Common Stock	10/2/2023	10/2/2029	8,910,540	531	100	(5) (10) (14) (15) (18)
Shield Therapeutics PLC	Warrant	Common Stock	6/8/2026	6/8/2032	1,765,019	67	63	(5) (10) (14) (15) (18)
Zevra Therapeutics, Inc. (fka Acer Therapeutics, Inc.)	Contractual Right	Contingent Value Right	11/17/2023	N/A	N/A	-	-	(10) (14) (15) (25)
	Total Pharmaceutical, Biotechnology & Life Sciences - 0.79%*					5,193	3,929

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

September 30, 2026

(In thousands, except share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Non-Control/Non-Affiliate Investments
Warrants & Other Contractual Rights
	Systems Software
Circadence Corporation	Warrant	Series B Preferred Stock	12/20/2018	12/20/2028	1,538,462	3,630	-	(14)
Circadence Corporation	Warrant	Series B Preferred Stock	10/31/2019	10/31/2029	384,615	846	-	(14)
Circadence Corporation	Contractual Right	Success Fee	12/21/2023	N/A	N/A	304	219	(14) (17)
Scale Computing, Inc.	Warrant	Common Stock	3/29/2019	3/29/2029	9,665,667	346	-	(14)
Synack, Inc.	Warrant	Common Stock	12/29/2023	6/30/2032	131,521	168	128	(14)
	Total Systems Software - 0.07%*					5,294	347

	Technology Hardware & Equipment
Brivo, Inc.	Warrant	Series A-2 Preferred Stock	10/20/2022	10/20/2032	201,000	98	226	(14)
Brivo, Inc.	Warrant	Series A-2 Preferred Stock	12/27/2024	12/27/2034	32,109	43	56	(14)
Dejero Labs, Inc.	Warrant	Common Stock	5/31/2019	5/31/2029	333,621	192	250	(7) (10) (14) (18)
Linxup, LLC	Contractual Right	Success Fee	11/3/2023	11/3/2033	N/A	253	650	(14) (17)
RealWear, Inc.	Warrant	Common Stock	10/5/2018	10/5/2028	112,451	136	4	(14)
RealWear, Inc.	Warrant	Common Stock	12/28/2018	12/28/2028	22,491	25	1	(14)
RealWear, Inc.	Warrant	Common Stock	6/27/2019	6/27/2029	123,894	381	5	(14)
	Total Technology Hardware & Equipment - 0.24%*					1,128	1,192

Total Warrants & Other Contractual Rights - 5.32%*						38,194	26,301

Total Non-Control/Non-Affiliate Investments - 211.98%*						1,094,910	1,048,654

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

September 30, 2026

(In thousands, except share data)

Portfolio Company	Investment Type	Investment Description(1)(2)(4)	Initial Acquisition Date	Maturity Date	Principal ($) / Shares	Cost ($)	Fair Value ($) (3)	Footnotes
Affiliate Investments								(20)
Equity Investments
	Application Software
Coginiti Corp	Equity	Common Stock	3/9/2020	N/A	1,040,160	4,551	-	(14)
	Total Application Software - 0.00%*					4,551	-

Total Equity Investments - 0.00%*						4,551	-

Warrants & Other Contractual Rights
	Application Software
Coginiti Corp	Warrant	Common Stock	3/9/2020	3/9/2030	811,770	-	-	(14)
	Total Application Software - 0.00%*					-	-

Total Warrants & Other Contractual Rights - 0.00%*						-	-

Total Affiliate Investments - 0.00%*						4,551	-

Control Investments								(21)
Equity Investments
	Multi-Sector Holdings
Runway-Cadma I LLC	Equity	50% Equity Interest	3/6/2024	N/A	N/A	12,180	12,876	(10)
	Total Multi-Sector Holdings - 2.60%*					12,180	12,876

Total Equity Investments - 2.60%*						12,180	12,876

Total Control Investments - 2.60%*						12,180	12,876

Total Investments - 214.58%*						$1,111,641	$1,061,530

Cash and Cash Equivalents and Short Term Investments

Goldman Sachs Financial Square Government Fund Institutional Shares		FGTXX/38141W273				2,497	2,497
Cash						1,122	1,122
	Total Cash and Cash Equivalents and Short Term Investments - 0.73%*					3,619	3,619

Total Investments, Cash and Cash Equivalents, and Short Term Investments - 215.31%*						$1,115,260	$1,065,149

See notes to consolidated financial statements.

RUNWAY GROWTH FINANCE CORP.

Consolidated Schedule of Investments (Unaudited) – (continued)

September 30, 2026

(1)

Disclosures of interest rates on notes include cash interest rates and payment-in-kind ("PIK") interest rates, as applicable. Unless otherwise indicated, all of the Company's variable interest debt instruments bear interest at a rate determined by reference to the U.S. Prime Rate ("PRIME") or the 1-month or 3-month Secured Overnight Financing Rate ("SOFR"). At September 30, 2026, the U.S. PRIME Rate was 7.00%, the 1-Month SOFR was 3.91%, and the 3-Month SOFR was 4.08%.

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

(3)	Investments are held at Fair Value net of the Fair Value of Unfunded Commitments. Refer to "Note 8 – Commitments, Contingencies, and Off-Balance Sheet Arrangements" for additional detail.
(4)	All portfolio companies are domiciled in the United States, unless otherwise noted.
(5)	Portfolio company is domiciled in the United Kingdom. Fair value of United Kingdom domiciled investments represents 11.62% of net assets.
(6)	Portfolio company is domiciled in Germany. Fair value of German domiciled investments represents 11.88% of net assets.
(7)	Portfolio company is domiciled in Canada. Fair value of Canadian domiciled investments represents 1.87% of net assets.
(8)	Portfolio company is domiciled in the Netherlands. Fair value of Dutch domiciled investments represents 0.01% of net assets.
(9)	Portfolio company is domiciled in Australia. Fair value of Australian domiciled investments represents 2.31% of net assets.
(10)

Investment is not a qualifying investment as defined under Section 55(a) of the Investment Company Act of 1940, as amended. The fair value of non-qualifying assets represents 18.48% of total assets as of September 30, 2026. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying assets until such time as it complies with the requirements of Section 55(a).

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

(19)

Investment represents a security with a tiered fee that increases over time, dependent upon the timing of repayment. Such fees are recorded in "Interest income" on the Consolidated Statements of Operations.

(20)

Affiliate portfolio company as defined under the 1940 Act in which the Company owns between 5% and 25% (inclusive) of the investment's voting securities and does not have rights to maintain greater than 50% representation on the board.

(21)	Control portfolio company, as defined under the 1940 Act, in which the Company owns more than 25% of the investment’s voting securities or has greater than 50% representation on its board.
(22)	Investment is on non-accrual status as of September 30, 2026 and is therefore considered non-income producing.
(23)

The Company sold a participation representing $15.0 million of the aggregate outstanding principal balance of the portfolio company's senior secured loan. As the transfer did not meet the requirements for sale accounting under ASC 860, the Company recorded a corresponding secured borrowing, measured at fair value and included in "Secured borrowings" on the Consolidated Statements of Assets and Liabilities. See "Note 2 – Summary of Significant Accounting Policies, Secured Borrowings" for additional detail.

(24)	Number of shares is not fixed and is based on a percentage of the portfolio company’s fully diluted share capital as of September 30, 2026.
(25)	Transfers are subject to contractual restrictions contained in the issuer’s governing documents and other applicable agreements, including rights of first refusal and other limitations on transfer.
(26)

No borrowings were outstanding under the revolving loan commitment as of September 30, 2026. The negative cost represents unamortized original issue discount and other fees received in connection with the commitment.

(27)

This position is convertible debt. It bears interest at a contractual rate equal to SOFR plus a spread of 8.00% (subject to a 10.50% floor and 14.00% ceiling) and matures December 31, 2030. The Company, as Lender, holds the sole right to convert all or a portion of the outstanding obligations into common shares of the borrower group's intermediate parent at a fixed price of EUR 1.00 per share, subject to an 80% aggregate ownership cap. Effective March 31, 2026, the Company placed this position on non-accrual status; interest income and original issue discount accretion are not being recorded on this position for financial reporting purposes. For more information, refer to "Note 2 – Summary of Significant Accounting Policies, Non-Accrual Investments".

(28)

The maturity date shown is subject to change upon the satisfaction, or failure, of certain conditions specified in the credit agreement, including milestones, extension conditions, or the maturity of other indebtedness of the portfolio company.

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
(24)

The Company sold a participation representing $15.0 million of the aggregate outstanding principal balance of the portfolio company's senior secured loan. As the transfer did not meet the requirements for sale accounting under ASC 860, the Company recorded a corresponding secured borrowing, measured at fair value and included in "Secured borrowings" on the Consolidated Statements of Assets and Liabilities. See "Note 2 – Summary of Significant Accounting Policies, Secured Borrowings" for additional detail.

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

The Company was formed primarily to lend to, and selectively invest in, high growth-potential companies in technology, healthcare, business services, financial services, and select consumer services and products in other high-growth industries. The Company's investment objective is to maximize its total return to its stockholders primarily through current income on its loan portfolio, and secondarily through capital gains on its warrants and other equity positions. The Company's investment activities are managed by its external investment adviser, Runway Growth Capital LLC ("RGC"). The Company's administrator, Runway Administrator Services LLC (the "Administrator"), is a wholly owned subsidiary of RGC and provides administrative services necessary for the Company to operate. On January 30, 2025, a private investment fund advised by BC Partners Advisors L.P. ("BC Partners") acquired the majority equity interest of RGC, and Mount Logan Capital Inc., an affiliate of BC Partners, acquired the remaining minority equity interest, together acquiring the entirety of the outstanding equity interest of RGC (the "BCP Transaction").

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited consolidated financial statements of the Company are prepared on the accrual basis of accounting in conformity with U.S. Generally Accepted Accounting Principles ("U.S. GAAP") and pursuant to the requirements for reporting on Form 10‑Q and in compliance with Regulation S-X under the Securities Exchange Act of 1934, as amended. The Company is an investment company following the specialized accounting and reporting guidance specified in the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") Topic 946, Financial Services – Investment Companies ("ASC 946").

In management's opinion, all adjustments necessary for the fair presentation of the interim financial statements have been included. These adjustments are of a normal recurring nature. The results of operations for the current interim period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2026. The interim unaudited consolidated financial statements and notes hereto should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the "SEC") on March 12, 2026.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of income and expense during the reporting period. Changes in the economic and regulatory environment, financial markets, the creditworthiness of the Company's portfolio companies, and any other parameters used in determining these estimates and assumptions could cause actual results to differ from these estimates and assumptions.

SWK Acquisition Accounting

The Company accounted for its April 6, 2026 acquisition of SWK as an asset acquisition in accordance with ASC Subtopic 805-50, Business Combinations - Related Issues ("ASC 805-50"), because substantially all of the fair value of the gross assets acquired was concentrated in a group of similar identifiable assets consisting primarily of investments.

The results of operations associated with the acquired assets and assumed liabilities are included in the Company's consolidated financial statements beginning on April 6, 2026. See "Note 13 – Acquisition of SWK Holdings Corporation" for additional information regarding the acquisition.

Principles of Consolidation

Under ASC 946, the Company is precluded from consolidating portfolio company investments, including those in which it has a controlling interest, unless the portfolio company is another investment company that is substantially wholly owned by it. An exception to this general principle occurs if the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the investments made by the Company qualify for this exception. Therefore, the Company's investment portfolio is carried on the Consolidated Statements of Assets and Liabilities at fair value, as discussed further in "Note 4 – Investments," with any adjustments to fair value recognized in "Net change in unrealized gain (loss) on investments" on the Consolidated Statements of Operations.

The Company's consolidated operations include the activities of its wholly owned subsidiary, P3 Holdco LLC ("P3 Holdco"), which was formed to facilitate the Company's former investment in Pivot3, Inc. ("Pivot3"). Accordingly, the Company consolidates P3 Holdco in its consolidated financial statements in accordance with ASC 946. On March 12, 2026, substantially all of Pivot3's assets were sold in exchange for upfront consideration and the right to receive a contingent deferred payment. The Company assigned no value to the contingent deferred payment as of September 30, 2026. P3 Holdco will remain in existence to facilitate the receipt and distribution of any future contingent payment. Refer to the Consolidated Schedule of Investments for the Company's equity interests in Pivot3 as of December 31, 2025.

The Company has determined that the JV (as defined below) is an investment company under ASC 946. The Company does not consolidate its interest in the JV as it is not a substantially wholly owned investment company subsidiary of the Company, and the JV is not an operating company that provides services to the Company. Regardless of being designated a control investment per the 1940 Act, the Company does not control the JV, as voting rights are allocated equally among the two JV members. As a result, the JV is accounted for as a portfolio investment of the Company held at fair value and not included as a consolidated subsidiary in the Company's consolidated financial statements. Refer to the Consolidated Schedule of Investments for the Company's equity interests in the JV as of September 30, 2026 and December 31, 2025.

In accordance with Rule 3-09 of Regulation S-X, as amended, the Company must determine which of its unconsolidated controlled subsidiaries, if any, are considered "significant subsidiaries." In evaluating these unconsolidated controlled subsidiaries, there are two significance tests utilized per Rule 1-02(w) of Regulation S-X to determine if any of the Company's investments or unconsolidated controlled subsidiaries are considered significant: the investment test and the income test. As of September 30, 2026, and December 31, 2025, none of the Company's investments or unconsolidated controlled subsidiaries met either of these two significance tests.

Secured Borrowings

The Company follows the guidance in ASC Topic 860, Transfers and Servicing ("ASC 860"), when accounting for participations and other partial loan sales. Under ASC 860, a transfer of a portion of a financial asset is accounted for as a sale only if the transferred portion meets the definition of a "participating interest," as defined in the guidance, and all of the following conditions are met: (1) the assets have been isolated from the Company – put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the transferor does not maintain effective control over the transferred assets through either (a) an agreement that both entitles and obligates the transferor to repurchase or redeem the assets before maturity or (b) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call.

Participations and other partial loan sales that do not meet the definition of a participating interest or the conditions above are accounted for as secured borrowings. In these cases, the Company continues to recognize the entire loan in "Investments at fair value" and records the proceeds received as a liability in "Secured borrowings" on the Consolidated Statements of Assets and Liabilities. The loan and the secured borrowing are presented separately on a gross basis and are not offset. The Company continues to recognize interest income on the entire loan in "Interest income" and recognizes interest expense on the secured borrowing in "Other expenses" on the Consolidated Statements of Operations. The Company has elected the fair value option under ASC Topic 825 - Financial Instruments ("ASC 825"), for its secured borrowings, with changes in fair value recorded in "Net change in unrealized gain (loss) on secured borrowings" on the Consolidated Statements of Operations. A secured borrowing remains on the Consolidated Statements of Assets and Liabilities until the transfer qualifies for sale accounting or the underlying loan is repaid.

Runway-Cadma I LLC

The Company entered into a joint venture agreement, effective as of March 6, 2024, with Cadma Capital Partners LLC ("Cadma") to create and co-manage Runway-Cadma I LLC (the "JV"). The JV may invest in secured loans to growth-stage companies that have been originated by the Company. The Company and Cadma have equal ownership of the JV and each committed to provide $35.0 million of the total $70.0 million in equity capital. All portfolio decisions and generally all other actions with respect to the JV must be approved by the board of managers of the JV, consisting of an equal number of representatives of the Company and Cadma. Capital contributions are called from the Company and Cadma on a pro-rata basis based on their total capital commitments. For more information, refer to "Note 3 – Related Party Agreements and Transactions." Quarterly distributions received from the JV are recognized in "Interest income" from control investments on the Consolidated Statements of Operations.

Cash and Cash Equivalents

Cash consists solely of funds deposited with financial institutions, while cash equivalents consist of short-term liquid investments in money market funds. Cash and cash equivalents are carried at cost, which approximates fair value. As of September 30, 2026 and December 31, 2025, the Company had $2.5 million and $2.8 million invested in money market funds, respectively. Dividends earned from money market funds are recorded in "Other income" on the Consolidated Statements of Operations. The Company may hold foreign cash from time to time as a result of transactions related to investments denominated in foreign currencies. Foreign cash, if any, includes the value of foreign currencies held and translated to U.S. dollars using the prevailing foreign exchange rates as of September 30, 2026 and December 31, 2025. Temporary fluctuations in any foreign currency held on the balance sheet date are recorded in "Net change in unrealized gain (loss) on forward contracts and foreign currency transactions" on the Consolidated Statements of Operations. Any realized gains or losses recognized upon foreign currency translated into local currency are recorded in "Net realized gain (loss) on forward contracts and foreign currency transactions" on the Consolidated Statements of Operations.

Investments Denominated in Foreign Currency

At each balance sheet date, portfolio company investments denominated in foreign currencies and any related receivables are translated into U.S. dollars using the spot exchange rate on the last business day of the period. Purchases and sales of foreign portfolio company investments, and any income from such investments, are translated into U.S. dollars using the rates of exchange prevailing on the respective dates of such transactions. As of September 30, 2026, the Company held five investments denominated in British pounds sterling, five investments denominated in Canadian dollars, seven investments denominated in euros, and one investment denominated in Australian dollars. As of December 31, 2025, the Company held two investments denominated in British pounds sterling, one investment denominated in Canadian dollars, and five investments denominated in euros. Refer to the Consolidated Schedule of Investments and respective footnotes to the Consolidated Schedule of Investments for more details on the portfolio company investments held in foreign currencies as of September 30, 2026 and December 31, 2025.

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

The Company may also enter into foreign currency forward contracts to mitigate its exposure to foreign currency fluctuations associated with certain investments denominated in foreign currencies. These contracts are recognized as derivative instruments and measured at fair value in accordance with ASC Topic 815, Derivatives and Hedging ("ASC 815"), and are recorded in "Foreign currency forward contracts" on the Consolidated Statements of Assets and Liabilities. Changes in fair value are recorded in "Net change in unrealized gain (loss) on forward contracts and foreign currency transactions" on the Consolidated Statements of Operations. The payments and proceeds from derivative contracts are included in "Payments for derivative contracts" and "Proceeds from derivative contracts," respectively, on the Consolidated Statements of Cash Flows. The net cash flows realized on settlement of derivatives are included in "Net realized (gain) loss on forward contracts and foreign currency transactions" on the Consolidated Statements of Operations and Consolidated Statements of Cash Flows. Refer to "Note 4 – Investments" for more information regarding the foreign currency forward contracts.

Investment Transactions and Related Investment Income

The Company's investment portfolio generates interest, fee, and dividend income. The Company records interest income on an accrual basis, recognizing income as earned in accordance with the contractual terms of the loan agreement, to the extent that such amounts are expected to be collected. The cost of each debt investment is adjusted for any discounts, premiums, upfront fees, and carve-outs representing the value of detachable equity, warrants, or another asset obtained in conjunction with the acquisition of debt investments (collectively "OID"), as well as any contractual end-of-term payments ("ETP"). The OID and ETP are capitalized into the adjusted cost basis and recorded as interest income over the term of the loan as a yield enhancement following the effective interest method. Upon prepayment of a debt investment, any unamortized OID and ETP is recorded as interest income and any prepayment penalties are recorded as fee income. Upon amending terms of an existing investment, any amendment fees charged are recorded as fee income. Fee income may also include income from bridge loans.

The Company currently holds, and expects to hold in the future, some investments in its portfolio with payment-in-kind ("PIK") interest provisions. PIK interest is computed at the contractual rate specified in each loan agreement and is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company's taxable income and therefore affects the amount of income the Company is required to distribute to stockholders to maintain its qualification as a RIC for U.S. federal income tax purposes. For the three and nine months ended September 30, 2026, 4.9% and 7.6%, respectively, of the Company's total investment income was attributable to non-cash PIK interest. For the three and nine months ended September 30, 2025, 11.5% and 11.1%, respectively, of the Company's total investment income was attributable to non-cash PIK interest.

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

Debt and Related Deferred Financing Costs, Discounts and Premiums

The debt of the Company is carried at amortized cost on the Consolidated Statements of Assets and Liabilities, which is comprised of the principal amount borrowed, net of unamortized deferred financing costs and discounts, and adjusted for any unamortized premiums. Deferred financing costs ("DFC") are fees and other direct incremental costs incurred by the Company in connection with debt financing arrangements, while discounts and premiums represent differences between the face amount and initial carrying amount of the related debt instrument. DFC, discounts and premiums are amortized over the life of the related debt instrument or the life of such cost's respective service, if shorter, using the straight-line method, which closely approximates the effective yield method. Amortization of such DFC, discounts, and premiums, along with interest expense on the outstanding principal balance are recorded in "Interest and other debt financing expenses" on the Consolidated Statements of Operations. Unamortized DFC, discounts, and premiums related to any borrowings that are not a revolving credit facility are recorded as a reduction or addition to the carrying value of the Company's debt, titled "Deferred financing costs, net" on the Consolidated Statements of Assets and Liabilities. DFC related to a revolving credit facility are presented as an asset on the Consolidated Statements of Assets and Liabilities, titled "Deferred financing costs on credit facility," regardless of whether borrowings are outstanding. Accrued but unpaid interest is recorded in "Interest payable" on the Consolidated Statements of Assets and Liabilities. For more information, refer to "Note 7 – Borrowings."

Non-Accrual Investments

Debt investments are placed on non-accrual status when principal, interest, and other obligations become materially past due or when it is probable that principal, interest, or other obligations will not be collected in full. At the point of non-accrual, the Company will cease recognizing interest income on the debt investment until all principal and interest due have been paid or the Company believes the borrower has demonstrated the ability to repay its current and future contractual obligations. Additionally, any OID and ETP associated with the debt investment is no longer accreted to interest income as of the date the loan is placed on non-accrual status. Any payments received on non-accrual loans are first applied to principal prior to recovery of any forgone interest or ETP. Non-accrual loans are restored to accrual status when past due principal or interest is paid, and, in management's judgment, are likely to remain current. The Company may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection such that the Company will be made whole on the investment, inclusive of interest and ETP.

The following table summarizes the cost, fair value, and types of income not recorded in "Interest income" or "Payment-in-kind interest income" on the Consolidated Statements of Operations related to loans on non-accrual status as of September 30, 2026 and December 31, 2025 (in thousands):

	Date of Non-Accrual	Forgone Interest Income	Forgone Accretion of OID and ETP	Total Forgone Income	Cost Basis	Fair Value	Fair Value as a % of Total Portfolio
As of September 30, 2026
Investment
Marley Spoon SE	3/31/2026	$5,262	$83	$5,345	$54,508	$37,868	3.56%
Mingle Healthcare Solutions, Inc.	1/1/2024	1,754	-	1,754	4,757	1,885	0.18
Total		$7,016	$83	$7,099	$59,265	$39,753	3.74%

As of December 31, 2025
Investment
Mingle Healthcare Solutions, Inc.	1/1/2024	1,306	-	1,306	4,757	2,361	0.25
Total		$1,306	$-	$1,306	$4,757	$2,361	0.25%

Fair Value Measurements

The Company measures the value of its financial instruments at fair value in accordance with ASC Topic 820, Fair Value Measurement ("ASC 820"), issued by the FASB. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company's investment portfolio is reported at fair value on the Consolidated Statements of Assets and Liabilities. All assets and liabilities approximate fair value on the Consolidated Statements of Assets and Liabilities, with the exception of the Company's borrowings, which are reported at amortized cost. For more information on financial instruments reported at cost, refer to "Note 5 – Fair Value of Financial Instruments."

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
•
Level 2 - Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly, and model-based valuation techniques for which all significant inputs are observable.
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

Investment Valuation Techniques

With respect to investments for which market quotations are not readily available, the Company undertakes a multi-step valuation process each quarter, as described below:

•
The quarterly valuation process begins with each portfolio company investment being initially valued by RGC's investment professionals that are responsible for the portfolio investment;
•
Preliminary valuation conclusions are then documented and discussed with RGC's valuation committee;
•
At least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm. Certain investments, however, may not be evaluated annually by an independent valuation firm if the net asset value and other aspects of such investments in the aggregate do not exceed certain thresholds;
•
The Audit Committee of the Board of Directors (the "Audit Committee") then reviews these preliminary valuations from RGC and the independent valuation firm, if any, and makes a recommendation to the Board of Directors regarding such valuations; and

•
The Board of Directors reviews the recommended preliminary valuations and determines the fair value of each investment in the Company's portfolio, in good faith, based on the input of RGC, the independent valuation firm(s) and the Audit Committee.

The Company's investments are primarily loans made to and equity and warrants of small companies with potential for fast growth focused in technology, healthcare, business services, and other high-growth industries. These investments are generally considered Level 3 assets under ASC 820 because there is typically no known or accessible market or market indices for these types of debt and equity instruments and, thus, the Board of Directors must determine the fair value of these investment securities based on models utilizing unobservable inputs.

Where appropriate, the Company calibrates its valuation models and assumptions to relevant transaction prices and other available market information, including at initial investment or upon subsequent transactions. Such calibration may inform the valuation assumptions applied in subsequent periods, with adjustments made as appropriate to reflect changes in market conditions and investment-specific factors.

The Audit Committee assists the Board of Directors in reviewing the fair value of investments that are not publicly traded or for which current market values are not readily available. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to portfolio investments for which market quotations are not readily available, the Board of Directors, with the assistance of the Audit Committee, RGC and its valuation committee and independent valuation agents, is responsible for determining, in good faith, the fair value in accordance with the valuation policy approved by the Board of Directors. If more than one valuation method is used to measure fair value, the results are evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results. The Company considers a range of fair values based upon the valuation techniques utilized and selects the value within that range that was most representative of fair value based on current market conditions as well as other factors RGC's valuation committee considers relevant.

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

Debt Investments

To determine the fair value of the Company's debt investments, the Company compares the cost basis of the debt investment, which includes OID and ETP, to the resulting fair value determined using a discounted cash flow model, unless another model is more appropriate based on the circumstances at the measurement date. The discounted cash flow approach entails analyzing the interest rate spreads for recently completed financing transactions that are similar in nature to the Company's investments, in order to determine reasonable effective market interest rates for its investments. The range of interest rate spreads utilized is based on borrowers with similar credit profiles. All remaining expected cash flows of the investment are discounted using the calculated interest rate to determine a fair value for the debt investment.

This valuation process includes, among other factors, evaluating the underlying investment performance, the portfolio company's financial condition, enterprise value and existing capital structure, as well as the ability to raise additional capital, and macro-economic events that may impact valuations. These events include, but are not limited to, current market yields and interest rate spreads of similar securities as of the measurement date. Significant increases (decreases) in these unobservable inputs could result in significantly higher (lower) fair value measurements.

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

Secured Borrowings

Secured borrowings are recorded at fair value. The fair value of a secured borrowing is determined using the same valuation methodology, assumptions and inputs used to value the underlying participated loan, as the Company's obligation to the participant is limited to the participant's pro rata share of amounts collected on that loan. Accordingly, the fair value of a secured borrowing reflects the participant's proportionate interest in the fair value of the underlying loan. Changes in the fair value of secured borrowings are recorded in "Net change in unrealized gain (loss) on secured borrowings" on the Consolidated Statements of Operations.

Warrants & Other Contractual Rights

Fair value of warrants is primarily determined using a Black Scholes option-pricing model. Privately held warrants and equity-related securities are valued based on an analysis of various factors including, but not limited to, the following:

•
Underlying enterprise value of the issuer is estimated based on information available, including any information regarding the most recent rounds of issuer funding. Valuation techniques to determine enterprise value include market multiple approaches, income approaches or approaches that utilize recent rounds of financing and the portfolio company's capital structure to determine enterprise value. Valuation techniques are also utilized to allocate the enterprise fair value of a portfolio company to the specific class of common or preferred stock/units exercisable in the warrant. Such techniques take into account the rights and preferences of the portfolio company's securities, expected exit scenarios, and volatility associated with such outcomes to allocate the fair value to the specific class of stock held in the portfolio. Such techniques include Option Pricing Models ("OPM"), including back-solve techniques, Probability Weighted Expected Return Models ("PWERM"), and other techniques as determined to be appropriate.
•
Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on comparable publicly traded companies within indices similar in nature to the underlying company issuing the warrant. Significant increases or decreases in this unobservable input could result in a significantly higher or lower fair value, but a significantly higher or lower fair value measurement of any of the Company's portfolio investments may occur regardless of whether there is a significant increase or decrease in this unobservable input.
•
The risk-free interest rates are derived from the U.S. Treasury yield curve. The risk-free interest rates are calculated based on a weighted average of the risk-free interest rates that correspond closest to the expected remaining life of the warrant. Significant increases (decreases) in this unobservable input could result in a significantly higher (lower) fair value, but a significantly higher or lower fair value measurement of any of the Company's portfolio investments may occur regardless of whether there is a significant increase (decrease) in this unobservable input.
•
Other adjustments, including a marketability discount on private company warrants, are estimated based on judgment about the general industry environment. Significant increases (decreases) in this unobservable input could result in a significantly lower (higher) fair value, but a significantly higher or lower fair value measurement of any of the Company's portfolio investments may occur regardless of whether there is a significant increase (decrease) in this unobservable input.
•
Historical portfolio experience on cancellations and exercises of warrants are utilized as the basis for determining the estimated life of the warrants in each financial reporting period. Warrants may be exercised in the event of acquisitions, mergers or initial public offerings, and cancelled due to events such as bankruptcies, restructuring activities or additional financings. These events cause the expected remaining life assumption to be shorter than the contractual term of the warrants. Significant increases or decreases in this unobservable input could result in a significantly higher or lower fair value, but a significantly higher or lower fair value measurement of any of the Company's portfolio investments may occur regardless of whether there is a significant increase or decrease in this unobservable input.

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

In certain cases, the Company may apply alternative valuation methods to more accurately estimate the fair value of warrants. These may include the Current Value Method or other approaches deemed appropriate under the circumstances. Such methods may be used when a warrant is expected to settle in the near term, includes a put feature, or when there is a recent arm's-length transaction or binding offer that provides relevant pricing information. Other approaches, such as a waterfall analysis or a model based on a warrant's redemption value, may also be considered. The Current Value Method determines the warrant's value based on its current redemption or liquidation value, considering the enterprise value and the rights and preferences of all debt and equity securities in the company's capital structure.

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

Equity Investments

The fair value of an equity investment in a privately held company is initially equal to the amount invested. The Company adjusts the fair value of equity investments in private companies upon the completion of a new third-party round of equity financing subsequent to the Company's investment. The Company may make adjustments to fair value, absent a new equity financing event, based upon positive or negative changes in a portfolio company's financial or operational performance. The Company may also reference comparable transactions and/or secondary market transactions in connection with its determination of fair value. The fair value of an equity investment in a publicly traded company is based upon the closing public share price on the date of measurement. These assets are recorded at fair value on a recurring basis. Money market funds are valued based on the published net asset value per share on the day of valuation and are included in "Cash and cash equivalents" on the Consolidated Statements of Assets and Liabilities.

Under certain circumstances, the Company may use an alternative technique to value equity investments that better reflect the security's fair value, such as the Current Value Method and other techniques as determined to be appropriate. This may include an expected settlement of a security in the near term, a model that incorporates a put feature associated with the security, the price paid or realized in a recently completed transaction or binding offer received in an arms-length transaction, a waterfall approach, or a model based on the redemption value of a security. The Current Value Method concludes the value of the security based on the current redemption value or the current liquidation value, taking into account the concluded enterprise value and the rights and preferences of all the debt and equity securities that make up a company's capitalization.

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

Income Taxes

The Company elected to be treated as a RIC under subchapter M of the Code beginning with its taxable year ended December 31, 2016, currently qualifies as a RIC, and intends to qualify annually for the tax treatment applicable to RICs. A RIC generally is not subject to U.S. federal income taxes on distributed income and gains so long as it meets certain source-of-income and asset diversification requirements and it distributes at least 90% of its net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any, to its stockholders. So long as the Company maintains its status as a RIC, it generally will not be subject to U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company's investors and will not be reflected in the consolidated financial statements of the Company. The Company intends to make sufficient distributions to maintain its RIC status each taxable year and it does not anticipate paying any material U.S. federal income taxes in the future.

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% nondeductible excise tax on such income, as required. If the Company determines that the estimated current year taxable income will exceed the estimated dividend distributions for the current year from such income, the Company accrues excise tax on estimated excess taxable income as such taxable income is earned. Differences between taxable income and net increase in net assets resulting from operations either can be temporary, meaning they will reverse in the future, or permanent. In accordance with ASC 946, permanent tax differences are reclassified from accumulated undistributed earnings to paid-in-capital as accrued and have no impact on total net assets. For more information, refer to "Note 10 – Income Taxes."

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted-average number of common shares outstanding for the period presented. For the three and nine months ended September 30, 2026 and 2025, basic and diluted earnings (loss) per share of common stock were the same because there were no potentially dilutive securities outstanding. Per share data is based on the weighted-average shares outstanding.

Comprehensive Income

The Company reports all changes in comprehensive income in the Consolidated Statements of Operations. The Company did not have any other comprehensive income during the three and nine months ended September 30, 2026 and 2025. The Company's comprehensive income is equal to its "Net increase (decrease) in net assets resulting from operations" on the Consolidated Statements of Operations.

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

Recently Adopted Accounting Principles

In November 2024, the FASB issued ASU 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments ("ASU 2024-04"), which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company adopted ASU 2024-04 on January 1, 2026. The adoption of ASU 2024-04 did not have a material impact on the Company's consolidated financial statements, as the Company does not have any convertible debt instruments outstanding.

Recently Issued Accounting Pronouncements

On September 9, 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions ("ASU 2026-03"), which amends the guidance in Topic 820 to require investment companies within the scope of ASC 946 to consider contractual sale restrictions, such as lock-up agreements, when measuring an equity security's fair value. The update requires investment companies to apply valuation discounts to reflect these restrictions and requires additional disclosures regarding their impact on fair value. The guidance in ASU 2026-03 is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. The Company plans to adopt the pronouncement for its fiscal year beginning January 1, 2028 and is currently evaluating the potential effect that the standard will have on the Company's consolidated financial statements and related disclosures.

On December 8, 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements ("ASU 2025-11"), which amends the guidance in ASC 270 to clarify and enhance certain interim reporting requirements, including improvements intended to increase consistency in the application of interim disclosure and recognition guidance. The amendments are designed to simplify the preparation of interim consolidated financial statements and improve the transparency of interim reporting. The guidance in ASU 2025-11 is effective for interim reporting periods within annual periods beginning after December 15, 2027, with early adoption permitted. The Company plans to adopt the pronouncement for its fiscal year beginning January 1, 2028 and is currently evaluating the potential effect that the standard will have on the Company's consolidated financial statements and related disclosures.

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

Under the terms of the Advisory Agreement, RGC:

•
determines the composition of the Company's portfolio, the nature and timing of the changes to the portfolio and the manner of implementing such changes;
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

Pursuant to the Advisory Agreement, the Company pays RGC a fee for its investment advisory and management services consisting of two components – a base management fee and an incentive fee. The cost of both the base management fee and incentive fee are ultimately borne by the Company's stockholders.

Base Management Fee

The base management fee is payable on the first day of each calendar quarter and is calculated on the Company's gross assets, which, for purposes of the Advisory Agreement, is defined as the Company's average daily gross assets, including assets purchased with borrowed funds or other forms of leverage, as of the end of the most recently completed fiscal quarter. The base management fee will be an amount equal to 0.375% (1.50% annualized) of the Company's average daily gross assets during the most recently completed calendar quarter, so long as the aggregate amount of the Company's gross assets as of the end of the most recently completed calendar quarter is equal to or greater than $1.0 billion. If the aggregate amount of the Company's gross assets as of the end of the most recently completed calendar quarter is less than $1.0 billion but equal to or greater than $500.0 million, the base management fee will be an amount equal to 0.40% (1.60% annualized) of the Company's average daily gross assets during the most recently completed calendar quarter. If the aggregate amount of the Company's gross assets as of the end of the most recently completed calendar quarter is less than $500.0 million, the base management fee will be an amount equal to 0.4375% (1.75% annualized) of the Company's average daily gross assets during the most recently completed calendar quarter.

For the three and nine months ended September 30, 2026, RGC earned base management fees at a rate of 1.50% per annum, amounting to $4.6 million and $11.7 million, respectively. For the quarters ended December 31, 2025 and March 31, 2026, the Company's ending gross assets temporarily declined below $1.0 billion, which resulted in an increase to the quarterly base management fee rate from 0.375% to 0.40% for the quarters ended March 31, 2026 and June 30, 2026. With the approval of RGC's Board of Managers, RGC voluntarily waived the incremental base management fee otherwise payable for that period. The waiver was not subject to recoupment and did not amend the terms of the Advisory Agreement. The total base management fees waived for the nine months ended September 30, 2026 were approximately $479.3 thousand. For the three and nine months ended September 30, 2025, RGC earned base management fees at a rate of 1.50% per annum, amounting to $4.0 million and $11.9 million, respectively. The Company pays management fees at the beginning of each respective quarter, there were no management fees payable as of September 30, 2026 and December 31, 2025.

Incentive Fee

The incentive fee, which provides RGC with a share of the income that RGC generates for the Company, consists of an investment-income component and a capital-gains component, which are largely independent of each other, with the result that one component may be payable even if the other is not.

Under the investment-income component (the "Income Incentive Fee"), the Company pays RGC each quarter an incentive fee with respect to the Company's pre-incentive fee net investment income ("Pre-Incentive Fee NII"). The Income Incentive Fee is calculated and payable quarterly in arrears based on the Pre-Incentive Fee NII for the immediately preceding fiscal quarter. Payments based on Pre-Incentive Fee NII will be based on the Pre-Incentive Fee NII earned for the quarter. For this purpose, Pre-Incentive Fee NII means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial and consulting fees or other fees that the Company receives from portfolio companies) accrued by the Company during the fiscal quarter, minus the Company's operating expenses for the quarter (including the base management fee, expenses payable under the amended and restated administration agreement with the Administrator, and any dividends paid on any issued and outstanding preferred stock/units, but excluding the incentive fee). Pre-Incentive Fee NII includes, in the case of investments with a deferred interest feature (such as OID and ETP accretion, debt instruments with PIK interest and zero coupon securities), accrued income the Company has not yet received in cash; provided, however, that the portion of the Income Incentive Fee attributable to deferred interest features will be paid, only if and to the extent received in cash, and any accrual thereof will be reversed if and to the extent such interest is reversed in connection with any write off or similar treatment of the investment giving rise to any deferred interest accrual, applied in each case in the order such interest was accrued. Such subsequent payments in respect of previously accrued income will not reduce the amounts payable for any quarter pursuant to the calculation of the Income Incentive Fee described above. Pre-Incentive Fee NII does not include any realized or unrealized capital gains (losses).

Pre-Incentive Fee NII, expressed as a rate of return on the value of the Company's net assets (defined as total assets less liabilities) at the end of the immediately preceding fiscal quarter, will be compared to a "hurdle rate" of 2.0% per quarter (8.0% annualized). The Company pays RGC an Income Incentive Fee with respect to the Company's Pre-Incentive Fee NII in each calendar quarter as follows: (1) no Income Incentive Fee in any calendar quarter in which the Company's Pre-Incentive Fee NII does not exceed the hurdle rate of 2.0%; (2) 80% of the Company's Pre-Incentive Fee NII with respect to that portion of such Pre-Incentive Fee NII, if any, that exceeds the hurdle rate but is less than 2.667% in any calendar quarter (10.668% annualized) (the portion of the Company's Pre-Incentive Fee NII that exceeds the hurdle but is less than 2.667% is referred to as the "catch-up"; the "catch-up" is meant to provide RGC with 20.0% of the Company's Pre-Incentive Fee NII as if a hurdle did not apply if the Company's Pre-Incentive Fee NII exceeds 2.667% in any calendar quarter (10.668% annualized)); and (3) 20.0% of the amount of the Company's Pre-Incentive Fee NII, if any, that exceeds 2.667% in any calendar quarter (10.668% annualized) payable to RGC (once the hurdle is reached and the catch-up is achieved, 20.0% of all Pre-Incentive Fee NII thereafter is allocated to RGC).

Under the capital gains component of the incentive fee (the "Capital Gains Fee"), the Company will pay RGC, as of the end of each calendar year, 20.0% of the Company's aggregate cumulative realized capital gains, if any, from the date of the Company's election to be regulated as a BDC through the end of that calendar year, computed net of the Company's aggregate cumulative realized capital losses and aggregate cumulative unrealized capital losses through the end of such year, less the aggregate amount of any previously paid Capital Gains Fee. For the foregoing purpose, the Company's "aggregate cumulative realized capital gains" will not include any unrealized gains. If such amount is negative, then no Capital Gains Fee will be payable for such year.

For the three months ended September 30, 2026, RGC earned incentive fees of $4.3 million, of which $4.7 million was payable in cash and a net $(0.4) million was accrued and generated from deferred interest. For the three months ended September 30, 2025, RGC earned incentive fees of $4.1 million, of which $4.8 million was payable in cash and a net $(0.7) million was accrued and generated from deferred interest.

For the nine months ended September 30, 2026, RGC earned incentive fees of $10.5 million and reversed $3.8 million of incentive fees that were accrued and generated from deferred interest in prior periods, resulting in net incentive fees of $6.7 million for the period. These reversals resulted from realized losses on the Company's loan investments in Marley Spoon SE and Blueshift Labs, Inc., where the fair values of the investments resulting from the restructurings, which determine the cost basis of the new investments, were less than the original funded cost basis. As a result, the related deferred interest income will not be collected, and because incentive fees on deferred interest are payable only when that interest is collected in cash, the related incentive fees were reversed. Of the $10.5 million earned, $8.6 million was payable in cash and $1.9 million was accrued and generated from deferred interest. With the current-period deferred incentive fees of $1.9 million and the reversal of the $3.8 million from prior periods, the net change in deferred incentive fees for the period was a decrease of $1.9 million. For the nine months ended September 30, 2025, RGC earned incentive fees of $11.5 million, of which $10.1 million was payable in cash and $1.4 million was accrued and generated from deferred interest.

All incentive fees accrued and generated from deferred interest (i.e., PIK and certain ETP accretion) are not payable until receipt of associated cash by the Company, at which time the incentive fees are recategorized from deferred incentive fees payable to cash incentive fees payable. All figures presented for the three and nine months ended September 30, 2026 and 2025 are net of such recategorizations during the respective period.

As of September 30, 2026, $4.7 million of incentive fees was payable in cash, and $10.4 million was deferred incentive fees payable, both of which are included in "Incentive fees payable" on the Consolidated Statements of Assets and Liabilities. As of December 31, 2025, $2.2 million of incentive fees was payable in cash, and $12.2 million was deferred incentive fees payable, both of which are included in "Incentive fees payable" on the Consolidated Statements of Assets and Liabilities.

The capital gains incentive fee consists of fees related to realized gains and losses and unrealized capital losses. As of September 30, 2026 and December 31, 2025, there were no capital gains incentive fees accrued, earned or payable to RGC under the Advisory Agreement.

Administration Agreement

The Company reimburses the Administrator for the allocable portion of overhead expenses incurred by the Administrator in performing its obligations under the amended and restated administration agreement with the Administrator (the "Administration Agreement"), including furnishing the Company with office facilities, equipment and clerical, bookkeeping and recordkeeping services at such facilities, as well as providing other administrative services. In addition, the Company reimburses the Administrator for the fees and expenses associated with performing compliance functions, and the Company's allocable portion of the compensation of the Company's Chief Financial Officer, Chief Compliance Officer and their respective support staff, as well as any expenses paid by the Administrator on the Company's behalf.

For the three months ended September 30, 2026, the Company incurred $0.7 million of Administration Agreement expenses, of which $0.2 million was a third-party administrator expense and $0.5 million was overhead allocation expense. For the three months ended September 30, 2025, the Company incurred $0.7 million of Administration Agreement expenses, of which $0.2 million was a third-party administrator expense and $0.5 million was overhead allocation expense. All Administration Agreement expenses are recorded in "Administration agreement expenses" on the Consolidated Statements of Operations.

For the nine months ended September 30, 2026, the Company incurred $2.0 million of Administration Agreement expenses, of which $0.4 million was a third-party administrator expense and $1.6 million was overhead allocation expense. For the nine months ended September 30, 2025, the Company incurred $2.0 million of Administration Agreement expenses, of which $0.5 million was a third-party administrator expense and $1.5 million was overhead allocation expense. All Administration Agreement expenses are recorded in "Administration agreement expenses" on the Consolidated Statements of Operations.

As of September 30, 2026, the Company had accrued a payable to the Administrator of $0.9 million and a payable to the third-party administrator of $0.1 million. As of December 31, 2025, the Company had accrued a payable to the Administrator of $0.6 million and a payable to the third-party administrator of $0.3 million. All payables related to the Administration Agreement are recorded within "Accrued expenses and other liabilities" on the Consolidated Statements of Assets and Liabilities.

License Agreement

The Company has entered into a license agreement with RGC (the "License Agreement") pursuant to which RGC has granted the Company a personal, non-exclusive, royalty-free right and license to use the name "Runway Growth Finance." Under the License Agreement, the Company has the right to use the "Runway Growth Finance" name, so long as RGC or one of its affiliates remains the Company's investment adviser. Other than with respect to this limited license, the Company has no legal right to the "Runway Growth Finance" name.

Runway-Cadma I LLC

In March 2024, the Company entered into a joint venture agreement with Cadma to create and co-manage Runway-Cadma I LLC, also referred to as the JV. The JV entered into a senior secured revolving credit facility with Apollo Capital Management, L.P. ("Apollo Credit Facility"), which provides for borrowings of up to $40.0 million, subject to borrowing base requirements. The Apollo Credit Facility is non-recourse to the Company and bears interest at three-month SOFR plus 4.15%. As of September 30, 2026, the JV had not drawn on the available commitment in the Apollo Credit Facility.

During the three and nine months ended September 30, 2026 and 2025, the Company's capital activity to and from the JV was as follows (in thousands):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025

Contributions	$-	$6,683	$-	$6,683
Return of capital	-	-	103	-
Distributions	255	-	1,120	-

There were no material receivables or payables between the Company and the JV as of September 30, 2026 and December 31, 2025. As of September 30, 2026 and December 31, 2025, the JV had the following net asset value, contributed capital, and unfunded commitments from its members (in thousands):

	The Company	Cadma	Total JV
As of September 30, 2026
Net asset value	$12,876	$12,876	$25,752

Commitments	35,000	35,000	70,000
Contributed capital	12,283	12,283	24,565
Return of capital	(103)	(103)	(205)
Unfunded commitments	$22,820	$22,820	$45,640

As of December 31, 2025
Net asset value	$13,252	$13,252	$26,505

Commitments	35,000	35,000	70,000
Contributed capital	12,283	12,283	24,565
Return of capital	-	-	-
Unfunded commitments	$22,718	$22,718	$45,435

As of September 30, 2026, the JV had two debt investments with an aggregate fair value of $24.1 million and two warrant and contractual right investments with an aggregate fair value of $0.3 million. As of December 31, 2025, the JV had two debt investments with an aggregate fair value of $23.8 million and two warrant and contractual right investments with an aggregate fair value of $0.2 million.

Relationship with Oaktree Capital Management, L.P. and OCM Growth Holdings

In December 2016, the Company and RGC entered into a strategic relationship with Oaktree Capital Management, L.P. ("Oaktree"). In connection with the relationship, OCM Growth Holdings, LLC ("OCM Growth"), an affiliate of Oaktree, purchased an aggregate of 14,571,334 shares of the Company's common stock for an aggregate purchase price of $219.3 million in the Company's initial private offering and second private offering. As of September 30, 2026, OCM Growth owned 7,029,668 shares of the Company's common stock, or 17.0% of the Company's outstanding shares.

In connection with OCM Growth's commitment, the Company entered into a stockholder agreement, dated December 15, 2016, with OCM Growth, pursuant to which OCM Growth has a right to designate a nominee for election to the Board of Directors for so long as OCM Growth holds shares of the Company's common stock in an amount equal to, in the aggregate, at least one-third (33.3%) of OCM Growth's initial $125.0 million capital commitment, or 2,763,810 shares. Catherine Frey serves on the Company's Board of Directors as OCM Growth's director nominee and is considered an independent director. Further, to the extent OCM Growth's share ownership falls below one-third of its initial $125.0 million capital commitment under any circumstances, OCM Growth will no longer have the right to designate a director nominee and will use reasonable efforts to cause such nominee to resign immediately (subject to his or her existing fiduciary duties).

Key Stockholder Agreement

See "Note 13 – Acquisition of SWK Holdings Corporation" for a discussion of the Key Stockholder Agreement (as defined therein).

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

The Company's affiliate and control investments as of September 30, 2026, along with the transactions during the nine months ended September 30, 2026, are as follows (in thousands):

		For the Nine Months Ended September 30, 2026
Portfolio Company	Investment Description	Investment Income Earned 2026	Fair Value as of December 31, 2025	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Gain (Loss)	Fair Value as of September 30, 2026(3)
Affiliate Investments
Equity Investments
Coginiti Corp	Common Stock	-	-	-	-	-	-	-
Total Equity Investments		-	-	-	-	-	-	-

Warrants
Coginiti Corp	Common Stock	-	-	-	-	-	-	-
Total Warrants		-	-	-	-	-	-	-
Total Affiliate Investments		$-	$-	$-	$-	$-	$-	$-

Control Investments
Equity Investments
Pivot3, Inc.	100% Equity Interest	-	1,493	-	(2,000)	1,050	(543)	-
Runway-Cadma I LLC	50% Equity Interest	1,120	13,253	-	(103)	-	(274)	12,876
Total Equity Investments		1,120	14,746	-	(2,103)	1,050	(817)	12,876
Total Control Investments		$1,120	$14,746	$-	$(2,103)	$1,050	$(817)	$12,876

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
(3)
All affiliate and control investments, which as of September 30, 2026, represented 2.60% of the Company's net assets, may be deemed to be restricted securities under the Securities Act, and were valued at fair value as determined in good faith by the Company's Board of Directors.

The Company's affiliate and control investments as of December 31, 2025, along with the transactions during the year ended December 31, 2025, are as follows (in thousands):

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
(3)
All affiliate and control investments, which as of December 31, 2025, represented 3.04% of the Company's net assets, may be deemed to be restricted securities under the Securities Act, and were valued at fair value as determined in good faith by the Company's Board of Directors.

Portfolio Composition

The following table shows the fair value of the Company's portfolio of investments by geographic region as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026		December 31, 2025
Geographic Region	Investments at Fair Value	Percentage of Net Assets	Investments at Fair Value	Percentage of Net Assets
United States
Western United States	$250,365	50.62%	$329,514	67.95%
Northeastern United States	271,749	54.93	171,308	35.32
Midwestern United States(1)	181,243	36.64	146,428	30.19
Northwestern United States	75,908	15.34	74,198	15.30
South Central United States	71,828	14.52	41,413	8.54
Southeastern United States	49,402	9.99	21,590	4.45
Multi-Region Holdings(1) (2)	23,995	4.85	23,222	4.79
Total United States	924,490	186.89	807,673	166.54

Germany	58,770	11.88	67,665	13.95
United Kingdom	57,492	11.62	34,415	7.10
Netherlands	66	0.01	17,525	3.61
Australia	11,438	2.31	-	-
Canada	9,274	1.87	124	0.03
Total	$1,061,530	214.58%	$927,402	191.23%
(1)
The December 31, 2025 amounts have been reclassified to conform to the current period presentation. During the three months ended September 30, 2026, the Company reclassified its investment in SPB-C 2024, LLC from Midwestern United States to Multi-Region Holdings. Like Runway-Cadma I LLC, SPB-C 2024, LLC holds investments in multiple underlying companies located across multiple geographic regions. As a result, $10.0 million, or 2.06% of net assets, as of December 31, 2025 that was previously presented within Midwestern United States is now presented within Multi-Region Holdings (previously presented as Runway-Cadma I LLC). This reclassification had no impact on total investments at fair value or net assets.
(2)
Multi-Region Holdings includes Runway-Cadma I LLC, a joint venture between the Company and Cadma. This entity invests in secured loans to growth-stage companies originated by the Company. These companies are located across multiple geographic regions generally similar to those in which the Company invests directly. See "Note 2 – Summary of Significant Accounting Policies" for further discussion.

The following table shows the fair value of the Company's portfolio of investments by industry using the Global Industry Classification Standard as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026		December 31, 2025
Industry	Investments at Fair Value	Percentage of Net Assets	Investments at Fair Value	Percentage of Net Assets
Application Software	$217,350	43.93%	$226,692	46.74%
Pharmaceutical, Biotechnology & Life Sciences	162,919	32.93	1,994	0.41
Health Care Equipment & Services	130,350	26.35	122,997	25.36
Financial Services	113,966	23.04	83,915	17.31
Commercial & Professional Services	98,701	19.96	115,268	23.77
Technology Hardware & Equipment	73,475	14.85	72,922	15.03
Household & Personal Products	67,473	13.64	39,777	8.20
Insurance	46,596	9.42	44,831	9.25
Consumer Staples Distribution & Retail	37,871	7.65	47,813	9.86
Consumer Services	36,146	7.31	19,851	4.09
Media & Entertainment	26,763	5.41	30,297	6.25
Systems Software	25,925	5.24	97,823	20.17
Multi-Sector Holdings(1)	23,995	4.85	23,222	4.79
Total	$1,061,530	214.58%	$927,402	191.23%

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

The Company may also hold warrants and other contractual rights, including royalty interests, earnouts, success fees, contingent payment rights and similar securities, in connection with its investment activities. Warrants provide exposure and potential gains upon increases in the portfolio company's equity value. A warrant has a limited life and expires on a certain date. As a warrant's expiration date approaches, the time value of the warrant will decline. In addition, if the stock underlying the warrant declines in price, the intrinsic value of the warrant will decline. Further, if the price of the stock underlying the warrant does not exceed the strike price of the warrant on the expiration date, the warrant will expire worthless. As a result, there is the potential for the entire value of an investment in a warrant to be lost.

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

The Company's volume of warrant and other contractual rights investment activity is closely correlated to its primary senior secured loans to portfolio companies. Counterparty risk exists from the potential failure of an issuer or counterparty to settle or otherwise perform under the relevant agreements. The maximum risk of loss from counterparty risk is the fair value of the securities and the purchase price of the warrants and other contractual rights. The Board of Directors considers the effects of counterparty risk when determining the fair value of its investments in warrants and other contractual rights.

For the three and nine months ended September 30, 2026, the Company had a net realized gain (loss) of $13.0 thousand and $3.5 million, respectively, and a net change in unrealized gain (loss) of $0.1 million and $(3.1) million, respectively, from its investments in warrants and other contractual rights. For the three and nine months ended September 30, 2025, the Company had a net realized gain (loss) of $(0.4) million and $(1.7) million, respectively, and a net change in unrealized gain (loss) of $0.2 million and $1.1 million, respectively, from its investments in warrants and other contractual rights. Realized gains and losses from investments in warrants and other contractual rights are included in the respective control, affiliate, or non-control/non-affiliate "Net realized gain (loss)" on the Consolidated Statements of Operations. Unrealized gains and losses from investments in warrants and other contractual rights are included in the respective control, affiliate, or non-control/non-affiliate "Net change in unrealized gain (loss)" on the Consolidated Statements of Operations.

During the nine months ended September 30, 2026, the Company's foreign currency forward contract to sell £22.0 million and purchase $28.9 million matured and was settled on May 14, 2026. The Company recognized a realized loss of $0.9 million upon settlement. As of September 30, 2026, the Company had no foreign currency forward contracts outstanding.

The following table shows the Company's outstanding foreign currency forward contracts as of December 31, 2025 (in thousands):

Foreign Currency	Counterparty	Maturity Date	Notional Amount to be Sold (£)	Notional Amount to be Purchased ($)	Unrealized Gain (Loss) ($)
British Pound Sterling (GBP)	Canadian Imperial Bank of Commerce	5/14/2026	21,964	28,873	(711)
Total					$(711)

Offsetting of Derivative Instruments

The Company had derivative instruments that were subject to master netting arrangements. These arrangements include provisions to offset positions with the same counterparty in the event of default by either party. The Company's unrealized loss on derivative instruments was recorded in "Foreign currency forward contracts" on the Consolidated Statements of Assets and Liabilities. As of September 30, 2026, the Company had no derivative assets or liabilities subject to a master netting arrangement.

The following table presents the Company's liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of December 31, 2025 (in thousands):

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

Note 5 – Fair Value of Financial Instruments

The Company's assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC 820. Refer to "Note 2 – Summary of Significant Accounting Policies" for a discussion of the Company's policies.

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of September 30, 2026 and December 31, 2025 (in thousands):

	Level 1	Level 2	Level 3	Measured at Net Asset Value(1)	Total
As of September 30, 2026
Portfolio Investments
Senior Secured Loans	$-	$-	$954,056	$-	$954,056
Second Lien Loans	-	-	23,286	-	23,286
Subordinated Debt	-	-	14,530	-	14,530
Preferred Stock/Units	-	-	29,189	-	29,189
Common Stock/Units	699	-	593	-	1,292
Equity Interest	-	-	-	12,876	12,876
Warrants & Other Contractual Rights	-	286	26,015	-	26,301
Total Portfolio Investments	699	286	1,047,669	12,876	1,061,530
Cash equivalents	2,497	-	-	-	2,497
Total	$3,196	$286	$1,047,669	$12,876	$1,064,027

As of December 31, 2025
Portfolio Investments
Senior Secured Loans	$-	$-	$853,893	$-	$853,893
Second Lien Loans	-	-	6,434	-	6,434
Preferred Stock/Units	-	-	36,264	-	36,264
Common Stock/Units	42	-	18	-	60
Equity Interest	-	-	1,493	13,253	14,746
Warrants & Other Contractual Rights	-	423	15,582	-	16,005
Total Portfolio Investments	42	423	913,684	13,253	927,402
Cash equivalents	2,849	-	-	-	2,849
Foreign Currency Forward Contract	-	(711)	-	-	(711)
Total	$2,891	$(288)	$913,684	$13,253	$929,540

(1)
In accordance with ASC 820, the Company's equity investment in Runway-Cadma I LLC is measured using the net asset value as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy.

The Company transfers investments in and out of Levels 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the three and nine months ended September 30, 2026, the Company did not have any transfers of investments between levels. During the nine months ended September 30, 2025, the Company's preferred stock investment in CareCloud, Inc., valued at $9.2 million at the beginning of the reporting period, was reclassified from Level 2 to Level 3 due to delisting from the NASDAQ stock exchange.

The following table presents a rollforward of Level 3 assets measured at fair value as of September 30, 2026 (in thousands):

	Senior Secured Loans	Second Lien Loans	Subordinated Debt	Preferred Stock/Units	Common Stock/Units	Equity Interest	Warrants & Other Contractual Rights	Total
Fair value at December 31, 2025	$853,893	$6,434	$-	$36,264	$18	$1,493	$15,582	$913,684
Transfers in (out) of Level 3	-	-	-	-	-	-	-	-
Purchases of investments(1)	280,625	15,457	31,373	2,037	645	-	20,057	350,194
PIK interest	8,104	648	-	-	-	-	-	8,752
Sales or prepayments of investments(1)	(160,579)	-	-	-	-	(2,000)	(11,003)	(173,582)
Scheduled principal repayments of investments	(22,140)	-	-	-	-	-	-	(22,140)
Amortization of fixed income premiums or accretion of discounts and ETP	11,095	27	-	-	-	-	-	11,122
Net realized gain (loss)	(47,643)	-	-	-	-	1,050	3,479	(43,114)
Net change in unrealized gain (loss)	30,701	720	(16,843)	(9,112)	(70)	(543)	(2,100)	2,753
Fair value at September 30, 2026	$954,056	$23,286	$14,530	$29,189	$593	$-	$26,015	$1,047,669
Net change in unrealized gain (loss) on Level 3 investments still held as of September 30, 2026	$7,507	$720	$(16,843)	$(9,113)	$(70)	$-	$(2,140)	$(19,939)
(1)
Net of reorganization and restructuring of investments.

The following table presents a rollforward of Level 3 assets measured at fair value as of September 30, 2025 (in thousands):

	Senior Secured Loans	Second Lien Loans	Convertible Notes	Preferred Stock/Units	Common Stock/Units	Equity Interest	Warrants & Other Contractual Rights	Total
Fair value at December 31, 2024	$950,092	$20,152	$-	$73,460	$16	$1,198	$13,752	$1,058,670
Transfers in (out) of Level 3	-	-	-	9,181	-	-	-	9,181
Purchases of investments(1)	86,073	-	1,000	2,773	-	-	2,041	91,887
PIK interest	10,801	648	-	-	-	-	-	11,449
Sales or prepayments of investments	(186,751)	-	(1,000)	(37,355)	-	-	-	(225,106)
Scheduled repayments of investments	(9,431)	-	-	-	-	-	-	(9,431)
Amortization of fixed income premiums or accretion of discounts and ETP	3,216	128	-	-	-	-	-	3,344
Net realized gain (loss)	(1,501)	-	-	9,255	-	-	(1,511)	6,243
Net change in unrealized gain (loss)	(4,225)	249	-	(19,928)	5	(4)	846	(23,057)
Fair Value at September 30, 2025	$848,274	$21,177	$-	$37,386	$21	$1,194	$15,128	$923,180
Net change in unrealized gain (loss) on Level 3 investments still held as of September 30, 2025	$(2,650)	$248	$-	$(10,673)	$5	$(4)	$(264)	$(13,338)
(1)
Net of reorganization and restructuring of investments.

The following table provides quantitative information regarding Level 3 fair value measurements as of September 30, 2026 (in thousands):

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Senior Secured Loans(1)	$780,117	Discounted Cash Flows	Discount rate	11.4% - 25.2% (15.0%)
			Origination yield	10.2% - 21.8% (14.3%)
			Revenue multiples	1.45x - 7.19x (3.00x)
	173,939	PWERM (3)	Discount rate	12.3% - 46.2% (24.5%)
			Origination yield	11.7% - 37.8% (18.6%)
			Revenue multiples	0.19x - 3.36x (1.54x)
Second Lien Loans(1)	23,286	Discounted Cash Flows	Discount rate	14.9% - 21.5% (17.0%)
			Origination yield	14.5% - 18.4% (15.7%)
			Revenue Multiples	2.27x - 2.75x (2.42x)
Subordinated Debt	14,530	PWERM (3)	Discount rate	24.4% - 24.4% (24.4%)
			Origination yield	13.2% - 13.2% (13.2%)
			Revenue Multiples	0.19x - 0.19x (0.19x)
Preferred Stock/Units	9,900	Discounted Cash Flows	Discount rate	15.3% - 15.3% (15.3%)
	16,962	Current Value Method (5)	Risk-free interest rate	4.4% - 4.4% (4.4%)
			Average industry volatility	60.0% - 60.0% (60.0%)
			Estimated time to exit	3.0 - 3.0 (3.0 years)
	344	Option Pricing Model	Risk-free interest rate	4.3% - 4.4% (4.4%)
			Average industry volatility	32.5% - 65.0% (51.1%)
			Estimated time to exit	1.7 - 3.0 (2.1 years)
			Revenue multiples	2.65x - 2.75x (2.66x)
	1,983	PWERM (3)	Risk-free interest rate	4.5% - 4.5% (4.5%)
			Average industry volatility	37.5% - 37.5% (37.5%)
			Estimated time to exit	4.3 - 4.3 (4.3 years)
			Revenue multiples	1.88x - 1.88x (1.88x)
Common Stock/Units	593	Option Pricing Model	Risk-free interest rate	4.4% - 4.8% (4.5%)
			Average industry volatility	37.5% - 65.0% (39.7%)
			Estimated time to exit	3.0 - 3.0 (3.0 years)
			Revenue multiples	2.49x - 3.02x (2.62x)
Warrants & Other Contractual Rights(2)	12,412	Option Pricing Model	Risk-free interest rate	4.3% - 4.8% (4.4%)
			Average industry volatility	30.0% - 87.5% (51.2%)
			Estimated time to exit	1.7 - 5.0 (2.8 years)
			Revenue multiples	1.32x - 40.13x (3.19x)
	6,604	Discounted Cash Flows(4)	Discount rate	13.0% - 28.1% (19.4%)
	3,677	Current Value Method (5)	N/A	N/A
	3,322	PWERM (3)	N/A	N/A

Total Level 3 Investments	$1,047,669
(1)
The significant unobservable inputs used in the fair value measurement of the Company's debt securities are origination yields and discount rates. The origination yield represents the rate that discounts the investment's expected contractual cash flows at origination to its initial market price, reflecting any OID including the value of any associated equity instruments received, as applicable. The discount rate is determined by adjusting the origination yield for changes in risk-free rates, market credit spreads, and company-specific risk factors, including investment performance and other relevant characteristics. Significant increases or decreases in these inputs in isolation may result in a significantly higher or lower fair value measurement, depending on the materiality of the investment. However, a significantly higher or lower fair value measurement of any of the Company's portfolio investments may occur regardless of whether there is a significant increase or decrease in the unobservable inputs.
(2)
The significant unobservable inputs used in the fair value measurement of the Company's warrant and equity-related securities are inputs used in the OPM, which include industry volatility, risk free interest rate and estimated time to exit. The Equity Allocation model and the Black Scholes model were the main OPMs used during the period ended September 30, 2026. PWERM and other techniques were used as determined appropriate. Significant increases or decreases in the inputs in isolation may result in a significantly higher or lower fair value measurement, depending on the materiality of the investment. However, a significantly higher or lower fair value measurement of any of the Company's portfolio investments may occur regardless of whether there is a significant increase or decrease in the unobservable inputs. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.
(3)
Investments valued using a Probability-Weighted Expected Return Method (PWERM) incorporate multiple potential future scenarios, with probabilities assigned to each outcome based on the facts and circumstances of the investment. The resulting expected cash flows or proceeds under each scenario are probability-weighted and, where applicable, discounted to present value to determine fair value. The scenarios and assumptions utilized vary depending on the nature and contractual terms of the investment.
(4)
Contractual right investments valued using the Discounted Cash Flows methodology include royalty interests and other contractual payment rights. Fair value is determined based on projected or contractual cash flows and an estimated discount rate reflecting the timing and risk associated with those cash flows.
(5)
Investments valued using the Current Value Method are valued based on the underlying value of the investment and its applicable contractual rights and preferences, with adjustments made as appropriate. Traditional option pricing inputs, such as volatility, risk-free interest rates, and estimated time to exit, are generally not applicable but may be utilized in certain circumstances to determine the underlying investment value or applicable valuation adjustments.

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2025 (in thousands):

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Senior Secured Loans(1)	$721,579	Discounted Cash Flows	Discount rate	9.3% - 26.0% (14.6%)
			Origination yield	10.2% - 19.1% (13.7%)
			Revenue multiples	0.77x - 8.27x (3.58x)
	132,314	PWERM	Discount rate	13.6% - 46.2% (25.4%)
			Origination yield	12.7% - 29.9% (15.8%)
			Revenue multiples	0.28x - 121.39x (15.20x)
Second Lien Loans(1)	6,434	Discounted Cash Flows	Discount rate	20.5% - 20.5% (20.5%)
			Origination yield	18.4% - 18.4% (18.4%)
			Revenue Multiples	2.88x - 2.88x (2.88x)
Preferred Stock/Units	35,781	Current Value Method (5)	Risk-free interest rate	3.5% - 3.5% (3.5%)
			Average industry volatility	50.0% - 80.0% (58.1%)
			Estimated time to exit	2.0 - 3.0 (2.7 years)
	483	Option Pricing Model	Risk-free interest rate	3.5% - 3.6% (3.5%)
			Average industry volatility	35.0% - 55.0% (46.2%)
			Estimated time to exit	2.5 - 3.7 (2.7 years)
			Revenue multiples	2.73x - 2.88x (2.73x)
Common Stock/Units	18	Option Pricing Model	Risk-free interest rate	3.5% - 3.5% (3.5%)
			Average industry volatility	55.0% - 55.0% (55.0%)
			Estimated time to exit	3.0 - 3.0 (3.0 years)
Equity Interest	1,493	PWERM (4)	N/A	N/A
Warrants & Other Contractual Rights(2)	12,000	Option Pricing Model	Risk-free interest rate	3.5% - 3.6% (3.5%)
			Average industry volatility	25.0% - 90.0% (51.0%)
			Estimated time to exit	0.5 - 5.0 (2.9 years)
			Revenue multiples	2.08x - 121.39x (3.82x)
	3,582	PWERM (3)	N/A	N/A

Total Level 3 Investments	$913,684

(1)
The significant unobservable inputs used in the fair value measurement of the Company's debt securities are origination yields and discount rates. The origination yield is defined as the initial market price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The discount rate is related to company-specific characteristics such as underlying investment performance, projected cash flows, and other characteristics of the investment. Significant increases or decreases in the inputs in isolation may result in a significantly higher or lower fair value measurement, depending on the materiality of the investment. However, a significantly higher or lower fair value measurement of any of the Company's portfolio investments may occur regardless of whether there is a significant increase or decrease in the unobservable inputs.
(2)
The significant unobservable inputs used in the fair value measurement of the Company's warrant and equity-related securities are inputs used in the OPM, which include industry volatility, risk free interest rate and estimated time to exit. The Equity Allocation model and the Black Scholes model were the main OPMs used during the year ended December 31, 2025. PWERM and other techniques were used as determined appropriate. Significant increases (decreases) in the inputs in isolation may result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. However, a significantly higher or lower fair value measurement of any of the Company's portfolio investments may occur regardless of whether there is a significant increase (decrease) in the unobservable inputs. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.
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

Level 3 Liabilities

As of September 30, 2026 and December 31, 2025, the Company's only liabilities classified as Level 3 were its secured borrowings. The Company has elected the fair value option under ASC 825 for its secured borrowings. These arise from the sale of a participation in a portion of a portfolio company loan that did not qualify for sale accounting under ASC 860 (see "Note 2 – Summary of Significant Accounting Policies, Secured Borrowings"). The Company elected the fair value option so that the secured borrowing and the related participated loan, which is carried at fair value, are measured on the same basis.

Secured borrowings are measured at fair value on a recurring basis and are classified as Level 3 within the fair value hierarchy. As of September 30, 2026 and December 31, 2025, the fair value of the Company's secured borrowings was $14.9 million and $14.6 million, respectively. During the nine months ended September 30, 2026, the change in fair value reflected amortization of OID and ETP of $0.1 million and a net change in unrealized loss of $0.3 million, which is recorded in "Net change in unrealized gain (loss) on secured borrowings" on the Consolidated Statements of Operations. There were no issuances, settlements, or transfers into or out of liabilities classified as Level 3 during the period. As of September 30, 2026, the unpaid principal balance of the participated portion of the loan was $15.0 million, which exceeded the fair value of the secured borrowing by $0.1 million.

The Company's obligation to the participant is limited to amounts collected on the participated portion of the underlying loan. Accordingly, the fair value of the secured borrowings is determined using the same discounted cash flow model and inputs used to value that portion of the loan, and none of the change in fair value was attributable to changes in the Company's own credit risk. As of September 30, 2026, the significant unobservable inputs were a discount rate of 14.3% and an origination yield of 14.6%. A significant increase (decrease) in the discount rate would result in a significantly lower (higher) fair value of the secured borrowing. As of December 31, 2025, the significant unobservable inputs were a discount rate of 14.5% and an origination yield of 14.6%.

Fair Value of Financial Instruments Reported at Cost

The Company records its debt at amortized cost on the Consolidated Statements of Assets and Liabilities. The fair values of the Company's Credit Facility, April 2028 Notes and December 2029 Notes (each defined in "Note 7 – Borrowings") are estimated using Level 3 inputs, which involves discounting the remaining payments based on comparable market rates for similar instruments as of the measurement date. The SWK 2027 Notes, July 2027 Notes, and February 2031 Notes are publicly traded on NASDAQ and are valued using Level 1 inputs, reflecting the most recent market prices of $25.05, $25.15 and $24.75 per share as of September 30, 2026, respectively. As of December 31, 2025, the market prices of the July 2027 Notes and December 2027 Notes were $25.24 and $25.24 per share, respectively. On March 5, 2026, the Company fully redeemed $51.75 million of its December 2027 Notes and partially redeemed $40.25 million of its July 2027 Notes.

The following table provides additional information about the approximate fair value and level in the fair value hierarchy of the Company's outstanding borrowings as of September 30, 2026 and December 31, 2025 (in thousands):

		Fair Value Hierarchy
	Carrying Value (1)	Level 1	Level 2	Level 3	Total
As of September 30, 2026
Credit Facility	$209,000	$-	$-	$216,678	$216,678
SWK 2027 Notes	33,159	33,035	-	-	33,035
July 2027 Notes	40,026	40,492	-	-	40,492
April 2028 Notes	106,787	-	-	112,400	112,400
December 2029 Notes	48,625	-	-	51,873	51,873
February 2031 Notes	100,354	102,218	-	-	102,218
Total	$537,951	$175,745	$-	$380,951	$556,696

As of December 31, 2025
Credit Facility	$168,783	$-	$-	$179,962	$179,962
April 2026 Notes	24,962	-	-	25,528	25,528
July 2027 Notes	79,649	81,272	-	-	81,272
December 2027 Notes	51,030	52,247	-	-	52,247
April 2028 Notes	106,696	-	-	93,848	93,848
Total	$431,120	$133,519	$-	$299,338	$432,857
(1)
The carrying value of the Credit Facility is net of unamortized deferred financing costs of $3.0 million and $4.2 million as of September 30, 2026 and December 31, 2025, respectively, which are presented as an asset, "Deferred financing costs on credit facility," on the Consolidated Statements of Assets and Liabilities. See "Note 2 – Summary of Significant Accounting Policies" for further discussion.

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

In the event that a portfolio company completely fails to perform according to the terms of their loan agreement, the amount of loss due to credit risk from the Company's investments would equal the sum of the Company's recorded investments in the portfolio company and the portion of unfunded commitments currently eligible to be drawn. Refer to "Note 8 – Commitments, Contingencies, and Off-Balance Sheet Arrangements" for a summary of the aggregate balance of unfunded commitments as of September 30, 2026. The Company predominantly collateralizes its investments by obtaining a first priority security interest in a portfolio company's assets, which may include its intellectual property.

As of September 30, 2026 and December 31, 2025, the Company's five largest debt investments in portfolio companies represented 22.6% and 29.7%, respectively, of the total fair value of the Company's debt investments in portfolio companies. As of September 30, 2026 and December 31, 2025, the Company had debt investments in 18 and 17 portfolio companies, respectively, that represented 5% or more of the Company's net assets.

Note 7 – Borrowings

The following table shows the Company's borrowings as of September 30, 2026 and December 31, 2025 (in thousands):

	Total Commitment	Face Value	Unamortized DFC, Discounts and Premiums, net	Carrying Value
As of September 30, 2026
Credit Facility	$425,000	$212,000	$(3,000)	$209,000
SWK 2027 Notes	32,969	32,969	190	33,159
July 2027 Notes	40,250	40,250	(224)	40,026
April 2028 Notes	107,000	107,000	(213)	106,787
December 2029 Notes	50,000	50,000	(1,375)	48,625
February 2031 Notes	103,250	103,250	(2,896)	100,354
Total	$758,469	$545,469	$(7,518)	$537,951

As of December 31, 2025
Credit Facility	$550,000	$173,000	$(4,217)	$168,783
April 2026 Notes	25,000	25,000	(38)	24,962
July 2027 Notes	80,500	80,500	(851)	79,649
December 2027 Notes	51,750	51,750	(720)	51,030
April 2028 Notes	107,000	107,000	(304)	106,696
Total	$814,250	$437,250	$(6,130)	$431,120

For the three months ended September 30, 2026 and 2025, the components of interest expense, net amortization of DFC, discounts and premiums, and unused fees on the Credit Facility (as defined below), and any other costs associated with the Company's borrowings were as follows (in thousands):

	Interest Expense	Amortization of DFC, Discounts and Premiums, net (1)	Unused Facility and Other Fees	Total Interest and Other Debt Financing Expenses	Weighted Average Cost of Debt
Three Months Ended September 30, 2026
Credit Facility	$5,443	$1,165	$147	$6,755	8.50%
SWK 2027 Notes	742	(134)	-	608	7.32
July 2027 Notes	755	69	-	824	8.11
April 2028 Notes	2,009	44	-	2,053	7.61
December 2029 Notes	875	116	-	991	7.86
February 2031 Notes	1,872	179	-	2,051	7.88
Total	$11,696	$1,439	$147	$13,282	8.15%

Three Months Ended September 30, 2025
Credit Facility	$4,261	$334	$633	$5,228	9.27%
April 2026 Notes	534	34	-	568	9.08
December 2026 Notes	-	-	-	-	-
July 2027 Notes	1,509	144	-	1,653	8.21
August 2027 Notes	-	-	-	-	-
December 2027 Notes	1,035	98	-	1,133	8.76
April 2028 Notes	2,009	39	-	2,048	7.65
Total	$9,348	$649	$633	$10,630	8.68%

(1)
Amortization of DFC includes non-recurring acceleration of deferred debt financing costs related to debt extinguishments, resulting in higher amortization expense for the three months ended September 30, 2026 when compared to the three months ended September 30, 2025. Accelerated DFC totaled $0.9 million in connection with the decreased commitment amount associated with the Eighth Amendment to the Credit Facility which was effective on July 13, 2026.

For the nine months ended September 30, 2026 and 2025, the components of interest expense, net amortization of DFC, discounts and premiums, and unused fees on the Credit Facility (as defined below), and any other costs associated with the Company's borrowings were as follows (in thousands):

	Interest Expense	Amortization of DFC, Discounts and Premiums, net (1)	Unused Facility and Other Fees	Total Interest and Other Debt Financing Expenses	Weighted Average Cost of Debt
Nine Months Ended September 30, 2026
Credit Facility	$14,467	$1,828	$1,258	$17,553	9.00%
April 2026 Notes	119	38	-	157	11.46
SWK 2027 Notes	1,467	(278)	-	1,189	7.40
July 2027 Notes	2,801	636	-	3,437	9.01
December 2027 Notes	736	728	-	1,464	16.39
April 2028 Notes	6,027	182	-	6,209	7.76
December 2029 Notes	1,186	149	-	1,335	7.86
February 2031 Notes	4,949	476	-	5,425	7.99
Total	$31,752	$3,759	$1,258	$36,769	8.58%

Nine Months Ended September 30, 2025
Credit Facility	$13,992	$1,116	$1,726	$16,834	9.00%
April 2026 Notes	1,602	103	-	1,705	9.09
December 2026 Notes	802	273	-	1,075	5.76
July 2027 Notes	4,528	438	-	4,966	8.23
August 2027 Notes	377	372	-	749	14.05
December 2027 Notes	3,105	298	-	3,403	8.77
April 2028 Notes	3,884	65	-	3,949	7.59
Total	$28,290	$2,665	$1,726	$32,681	8.58%

(1)
Amortization of DFC includes non-recurring acceleration of deferred debt financing costs related to debt extinguishments, resulting in higher amortization expense for the nine months ended September 30, 2026 when compared to the nine months ended September 30, 2025. Accelerated DFC totaled $0.9 million in connection with the decreased commitment amount associated with the Eighth Amendment to the Credit Facility which was effective on July 13, 2026, $38.4 thousand for the April 2026 Notes repaid on January 21, 2026, $0.4 million for the partial redemption of the July 2027 Notes on March 5, 2026, and $0.7 million for the December 2027 Notes repaid on March 5, 2026.

Credit Facility

On April 20, 2022, the Company entered into an amended and restated credit agreement with KeyBank National Association, acting as administrative agent, CIBC Bank USA and MUFG Union Bank, N.A. as co-documentation agents, the guarantors party thereto and syndication agent and the other lenders party thereto, which initially provided the Company with a $225.0 million commitment, subject to borrowing base requirements (as amended, supplemented or otherwise modified from time to time, the "Credit Facility"). On March 18, 2025, the Company entered into a Sixth Amendment to the Credit Facility, which, among other factors, (i) extended the maturity date and revolving period; (ii) permits future financing subsidiaries, and (iii) amended certain other terms of the Credit Facility, including without limitation loan eligibility criteria, the borrowing base calculation, and excess concentration measures. On July 13, 2026, the Company entered into the Eighth Amendment to the Credit Facility, which among other factors, (i) decreased the credit facility commitment amount from $550.0 million to $425.0 million; (ii) permitted the future prepayment and termination of a certain lender's commitments on a non-pro rata basis; (iii) amended certain financial covenants; (iv) updated key person trigger events and (v) amended certain loan eligibility criteria and borrowing base concentration limitations. In connection with the decreased commitment amount, the Company accelerated the amortization of $0.9 million of unamortized deferred financing costs, which is included in "Interest and other debt financing expenses" on the Consolidated Statements of Operations for the three and nine months ended September 30, 2026.

As of September 30, 2026, the Company had $425.0 million in total commitments available under the Credit Facility, subject to an accordion feature that allows the Company to increase the total commitments under the Credit Facility up to $600.0 million. The availability period under the Credit Facility expires on March 18, 2028 and is followed by a one-year amortization period. The stated maturity date under the Credit Facility is March 18, 2029, unless extended.

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

For the three and nine months ended September 30, 2026, the weighted average outstanding principal balance was $312.1 million and $280.6 million, respectively, and the weighted average effective interest rate was 6.92% and 6.89%, respectively. For the three and nine months ended September 30, 2025, the weighted average outstanding principal balance was $225.6 million and $249.4 million, respectively, and the weighted average effective interest rate was 7.49% and 7.50%, respectively.

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

Aggregate costs in connection with the April 2026 Notes issuance were $0.4 million, and were capitalized as DFC. As of the repayment date, remaining DFC were $38.4 thousand, which were fully expensed upon repayment of the notes. Accordingly, as of September 30, 2026, no DFC related to the April 2026 Notes remained.

2027 Notes

SWK 2027 Notes

On April 6, 2026, the Company entered into a third supplemental indenture (the "Third Supplemental Indenture") by and between the Company and Wilmington Trust, National Association (the "SWK Trustee"), effective as of the closing of the SWK Acquisition (as defined in "Note 13 – Acquisition of SWK Holdings Corporation"). The Third Supplemental Indenture relates to the Company's assumption of $33.0 million in aggregate principal amount of SWK's 9.00% Senior Notes due January 31, 2027 (the "SWK 2027 Notes").

Pursuant to the Third Supplemental Indenture, the Company expressly assumed the obligations of SWK for the due and punctual payment of the principal and interest on all the SWK 2027 Notes, and the due and punctual performance and observance of all of the covenants and conditions of the indenture, dated October 3, 2023, by and between SWK and the SWK Trustee, as amended by the First Supplemental Indenture, dated as of October 3, 2023, and the Second Supplemental Indenture, dated as of April 6, 2026. In accordance with ASC 805-50, the liability was assumed at fair value and therefore a premium of $0.5 million was recorded in "Deferred financing costs, net" on the Consolidated Statements of Assets and Liabilities. The amortization of such premium is recorded as a reduction to "Interest and other debt financing expenses" on the Consolidated Statements of Operations. Aggregate costs in connection with the assumption of the SWK 2027 Notes were $32.9 thousand, and have been capitalized as DFC and netted against the premium. As of September 30, 2026, the remaining unamortized premium related to the SWK 2027 Notes was $0.2 million.

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

Please refer to "Note 14 – Subsequent Events" for additional information regarding the SWK 2027 Notes.

July 2027 Notes

On July 28, 2022, the Company issued and sold $80.5 million in aggregate principal amount of 7.50% interest-bearing unsecured Notes due July 28, 2027 (the "July 2027 Notes") under its shelf Registration Statement on Form N-2. The July 2027 Notes were issued pursuant to the Base Indenture dated July 28, 2022 (the "Base Indenture") and First Supplemental Indenture, dated July 28, 2022 (together with the Base Indenture, the "Indenture"), between the Company and U.S. Bank Trust Company, National Association, as trustee.

Interest on the July 2027 Notes is due quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. The July 2027 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option on or after July 28, 2024, at a redemption price of $25 per July 2027 Note plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption. The July 2027 Notes are general unsecured obligations of the Company that rank pari passu with the Company's existing and future unsecured, unsubordinated indebtedness. On March 5, 2026, the Company redeemed $40.25 million of the $80.5 million in aggregate principal of the July 2027 Notes in accordance with the terms of the indenture governing the July 2027 Notes. As a result of the partial redemption, $0.4 million of DFC were expensed upon prepayment of the notes.

Aggregate costs in connection with the July 2027 Notes issuance, including the underwriter's discount and commissions, were $2.8 million, and were capitalized as DFC. As of September 30, 2026 and December 31, 2025, DFC related to the July 2027 Notes were $0.2 million and $0.9 million, respectively.

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

December 2027 Notes

On December 7, 2022, the Company issued and sold $51.75 million in aggregate principal amount of 8.00% interest-bearing unsecured Notes due December 28, 2027 (the "December 2027 Notes") under its shelf Registration Statement on Form N-2. The December 2027 Notes were issued pursuant to the Base Indenture and Second Supplemental Indenture, dated December 7, 2022, between the Company and U.S. Bank Trust Company, National Association, as trustee.

On March 5, 2026, the Company redeemed in full the $51.75 million in aggregate principal of the December 2027 Notes in accordance with the terms of the indenture governing the December 2027 Notes. Aggregate costs in connection with the December 2027 Notes issuance, including the underwriter's discount and commissions, were $1.9 million, and were capitalized as DFC. As of the repayment date, unamortized DFC related to the December 2027 Notes were $0.7 million, which were fully expensed upon repayment of the notes. Accordingly, as of September 30, 2026, no DFC related to the December 2027 Notes remained.

2028 Notes

April 2028 Notes

On April 7, 2025, the Company completed a private debt offering of $107.0 million in aggregate principal amount of 7.51% interest-bearing unsecured Series 2025A Senior Notes due 2028 (the "April 2028 Notes") to institutional accredited investors (as defined in Regulation D under the Securities Act). The April 2028 Notes are due on April 7, 2028, unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Aggregate costs in connection with the April 2028 Notes issuance were $0.4 million and have been capitalized as DFC. As of September 30, 2026, unamortized DFC related to the April 2028 Notes were $0.2 million.

Interest on the April 2028 Notes is due semiannually in arrears on April 7 and October 7 of each year. The April 2028 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

2029 Notes

December 2029 Notes

On May 29, 2026, the Company issued and sold $50.0 million in aggregate principal amount of 7.00% interest-bearing unsecured Notes due December 1, 2029 (the "December 2029 Notes") under its shelf Registration Statement on Form N-2. The December 2029 Notes were issued pursuant to the Base Indenture and Fourth Supplemental Indenture, dated May 29, 2026, between the Company and U.S. Bank Trust Company, National Association, as trustee. Aggregate costs in connection with the December 2029 Notes issuance, including the underwriter's discount and commissions, were $1.0 million, and have been capitalized as DFC. The December 2029 Notes were also issued with an original issue discount of $0.6 million. As of September 30, 2026, unamortized DFC and original issue discount related to the December 2029 Notes were $0.9 million and $0.5 million, respectively.

Interest on the December 2029 Notes is due semi-annually on June 1 and December 1 of each year, commencing December 1, 2026. The December 2029 Notes are general unsecured obligations of the Company that rank pari passu with the Company's existing and future unsecured, unsubordinated indebtedness. The December 2029 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option prior to June 1, 2029 (the "Par Call Date") at a redemption price (expressed as a percentage of the principal amount and rounded to three decimal places) equal to the greater of: (1)(a) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semi-annual basis at the Treasury Rate plus 50 basis points less (b) interest accrued to the date of redemption, and (2) 100% of the principal amount of the December 2029 Notes to be redeemed, plus, in either case, accrued and unpaid interest thereon to, but not including, the redemption date. On or after the Par Call Date, the Company may redeem the December 2029 Notes, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the December 2029 Notes being redeemed plus accrued and unpaid interest.

2031 Notes

February 2031 Notes

On February 3, 2026, the Company issued and sold $103.25 million in aggregate principal amount of 7.25% interest-bearing unsecured Notes due February 3, 2031 (the "February 2031 Notes") under its shelf Registration Statement on Form N-2. The February 2031 Notes were issued pursuant to the Base Indenture and Third Supplemental Indenture, dated February 3, 2026, between the Company and U.S. Bank Trust Company, National Association, as trustee. Aggregate costs in connection with the February 2031 Notes issuance, including the underwriter's discount and commissions, were $3.4 million, and have been capitalized as DFC. As of September 30, 2026, unamortized DFC related to the February 2031 Notes were $2.9 million.

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

Note 8 – Commitments, Contingencies, and Off-Balance Sheet Arrangements

Commitments

The following table provides the Company's contractual obligations as of September 30, 2026 and December 31, 2025 (in thousands):

	Payments Due by Period (1)
	Less than 1 Year	1-3 years	3-5 years	More than 5 Years	Total
As of September 30, 2026
Borrowings (2)
Credit Facility	$-	$212,000	$-	$-	$212,000
2027 Notes	73,219	-	-	-	73,219
2028 Notes	-	107,000	-	-	107,000
2029 Notes	-	-	50,000	-	50,000
2031 Notes	-	-	103,250	-	103,250
Total Borrowings	73,219	319,000	153,250	-	545,469
Deferred Incentive Fees	3,672	5,265	1,356	84	10,377
Total	$76,891	$324,265	$154,606	$84	$555,846
As of December 31, 2025
Borrowings (2)
Credit Facility	$-	$-	$173,000	$-	$173,000
2026 Notes	25,000	-	-	-	25,000
2027 Notes	-	132,250	-	-	132,250
2028 Notes	-	107,000	-	-	107,000
Total Borrowings	25,000	239,250	173,000	-	437,250
Deferred Incentive Fees	4,197	5,309	2,659	84	12,249
Foreign Currency Forward Contracts	(711)	-	-	-	(711)
Total	$28,486	$244,559	$175,659	$84	$448,788

(1)
Excludes interest payable on borrowings, accrued expenses, and commitments to extend credit to the Company's portfolio companies.
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

The Company's unfunded commitments to provide debt and equity financing to its portfolio companies and Runway-Cadma I LLC amounted to $81.5 million and $145.5 million as of September 30, 2026 and December 31, 2025, respectively, shown in the table below (in thousands):

Portfolio Company	Investment Type	September 30, 2026	December 31, 2025
13 Scents Inc. (dba Dossier)	Senior Secured Revolver	$912	$-
Autobooks, Inc.	Senior Secured Term Loan	1,400	10,400
BlueConic Holding, Inc. (fka Blueshift Labs, Inc.)	Senior Secured Term Loan	-	150
Bombora, Inc.	Senior Secured Term Loan	500	500
CarNow, Inc.	Senior Secured Term Loan	-	4,000
Digicert, Inc.	Senior Secured Revolver	673	673
Eton Pharmaceuticals, Inc.	Senior Secured Term Loan	10,000	-
HR Pharmaceuticals, LLC	Senior Secured Term Loan	708	-
HR Pharmaceuticals, LLC	Senior Secured Revolver	480	-
Marley Spoon SE(1)	Senior Secured Bridge Loan	4,048	-
Marley Spoon SE(1)	Senior Secured Term Loan	-	5,756
Marley Spoon SE(1)	Senior Secured Revolver	-	4,851
Onward Medical, N.V.	Senior Secured Term Loan	-	38,982
Route 92 Medical, Inc.	Senior Secured Term Loan	-	20,000
Runway-Cadma I LLC	Joint Venture	22,820	22,718
Shepherd Intermediate, LLC (dba FHAS)	Senior Secured Term Loan	-	2,083
Shepherd Intermediate, LLC (dba FHAS)	Senior Secured Revolver	-	417
Shield Therapeutics PLC	Senior Secured Term Loan	15,000	18,000
Snap! Mobile, Inc.	Senior Secured Term Loan	-	5,000
Swing Education, Inc.	Senior Secured Term Loan	2,000	2,000
Swing Education, Inc.	Senior Secured Revolver	3,000	10,000
Under Technologies, Inc. (dba Rho)	Senior Secured Term Loan	20,000	-
Total unused commitments to extend financing		$81,541	$145,530
(1)
Unfunded commitment is denominated in euros and has been translated into U.S. dollars at the exchange rate in effect on September 30, 2026 and December 31, 2025.

The Company may also enter into foreign currency forward contracts to mitigate its exposure to foreign currency fluctuations associated with certain investments denominated in foreign currencies. While these contracts are recognized on the Consolidated Statements of Assets and Liabilities at fair value in accordance with ASC 815, they are also considered off-balance sheet arrangements because they may result in future cash payments or receipts that are not fully reflected in the financial statements. As of September 30, 2026, the Company had no outstanding foreign currency forward contracts. As of December 31, 2025, the Company had an outstanding foreign currency forward contract to sell £22.0 million and purchase $28.9 million. For more information on the contracts and related maturities, refer to "Note 4 – Investments."

Note 9 – Net Assets

The Company has the authority to issue 100,000,000 shares of common stock, par value $0.01 per share. In October 2015, in connection with the Company's formation, the Company issued and sold 1,667 shares of common stock to R. David Spreng, the President and Co-Chief Executive Officer of the Company, for an aggregate purchase price of $25 thousand.

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

Initial Public Offering

On October 25, 2021, the Company closed its IPO, issuing 6,850,000 shares of its common stock at a public offering price of $14.60 per share. Net of underwriting fees and offering costs, the Company received net cash proceeds of $93.0 million. The Company's common stock began trading on NASDAQ on October 21, 2021 under the symbol "RWAY."

SWK Acquisition

On April 6, 2026, in connection with the completion of the SWK Acquisition (as defined in "Note 13 – Acquisition of SWK Holdings Corporation"), the Company issued 6,330,509 shares of its common stock, par value $0.01 per share, to former stockholders of SWK. No fractional shares were issued, and former SWK stockholders otherwise entitled to receive fractional shares received cash in lieu thereof. The shares were valued at the Company's closing net asset value per share of approximately $11.93, representing aggregate equity consideration of approximately $75.5 million. For accounting purposes, the shares were measured at their acquisition-date fair value of approximately $43.6 million, based on the Company's closing market price on April 2, 2026 of $6.89 per share. In addition, the $9.0 million payment made by RGC was recorded as a deemed capital contribution. For additional information regarding the SWK Acquisition and the related accounting, refer to "Note 2 – Summary of Significant Accounting Policies" and "Note 13 – Acquisition of SWK Holdings Corporation."

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

On May 5, 2026, the Board of Directors approved a share repurchase program (the "Fifth Repurchase Program"), under which the Company may repurchase up to $15.0 million of its outstanding shares of common stock, at management's discretion from time to time in open-market transactions and in accordance with all applicable securities laws and regulations. If not renewed, the Fifth Repurchase Program will terminate upon the earlier of (i) May 7, 2027 or (ii) the repurchase of $15.0 million of the Company's outstanding shares of common stock. From the inception of the Fifth Repurchase Program through September 30, 2026, the Company repurchased 1,018,206 shares for an aggregate purchase price of $6.2 million.

Cumulative repurchases under all repurchase programs totaled 6,264,747 shares at an aggregate purchase price of $65.5 million.

Please refer to "Note 14 – Subsequent Events" for additional information about the Fifth Repurchase Program.

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

For the three and nine months ended September 30, 2026, the Company declared and paid dividends in the amount of $13.8 million and $39.8 million, respectively, of which $13.6 million and $39.1 million, respectively, were distributed in cash, with the remainder distributed in the form of 33,817 and 98,131 shares, respectively, of the Company's common stock purchased by the Company in the open market and distributed to stockholders pursuant to the Dividend Reinvestment Plan. For the three and nine months ended September 30, 2025, the Company declared and paid dividends in the amount of $13.0 million and $39.5 million, respectively, of which $12.8 million and $38.7 million, respectively, were distributed in cash, with the remainder distributed in the form of 20,887 and 81,603 shares, respectively, of the Company's common stock purchased by the Company in the open market and distributed to stockholders pursuant to the Dividend Reinvestment Plan. The following table summarizes the distributions declared and paid for the year ended December 31, 2025 and the nine months ended September 30, 2026:

Type	Declaration Date	Record Date	Payment Date	Amount per Share
Quarterly	March 20, 2025	March 31, 2025	April 14, 2025	0.33
Supplemental	March 20, 2025	March 31, 2025	April 14, 2025	0.03
Quarterly	May 7, 2025	May 19, 2025	June 3, 2025	0.33
Supplemental	May 7, 2025	May 19, 2025	June 3, 2025	0.02
Quarterly	August 6, 2025	August 18, 2025	September 2, 2025	0.33
Supplemental	August 6, 2025	August 18, 2025	September 2, 2025	0.03
Quarterly	November 5, 2025	November 17, 2025	December 3, 2025	0.33
	Total distribution declared during the year ended December 31, 2025			$1.40
Quarterly	February 25, 2026	March 10, 2026	March 24, 2026	0.33
Quarterly	May 5, 2026	May 18, 2026	June 2, 2026	0.33
Quarterly	August 5, 2026	August 17, 2026	August 31, 2026	0.33
	Total distribution declared during the nine months ended September 30, 2026			$0.99
			Total	$2.39

Note 10 – Income Taxes

The Company elected to be treated as a RIC under subchapter M of the Code starting with its taxable year ended December 31, 2016. The Company currently qualifies and intends to qualify annually for the tax treatment applicable to RICs. A RIC generally is not subject to U.S. federal income taxes on distributed income and gains so long as it meets certain source-of-income and asset diversification requirements and it distributes at least 90% of its net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any, to its stockholders. So long as the Company maintains its status as a RIC, it generally will not be subject to U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company represents obligations of the Company's investors and will not be reflected in the consolidated financial statements of the Company. The Company intends to make sufficient distributions to maintain its RIC status each year and it does not anticipate paying any material U.S. federal income taxes in the future.

Federal income tax regulations differ from U.S. GAAP, therefore, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the consolidated financial statements to reflect their appropriate tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized in different periods for tax and financial reporting purposes.

The following table sets forth the tax cost basis for federal income tax purposes as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Tax cost of investments	$1,115,274	$978,163

The following table sets forth the estimated aggregate gross unrealized gain (loss) on investments for federal income tax purposes as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Gross unrealized gain on a tax basis	$56,135	$29,485
Gross unrealized loss on a tax basis	(109,878)	(80,958)
Net unrealized gain (loss) on a tax basis	$(53,743)	$(51,473)

The Company accounts for income taxes in conformity with ASC Topic 740, Income Taxes ("ASC 740"). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions deemed to meet a "more-likely-than-not" threshold would be recorded as a tax benefit or expense in the current period. The Company records interest and penalties, if any, related to unrecognized tax benefits in "Tax expense" on the Consolidated Statements of Operations. There were no material uncertain income tax positions at September 30, 2026 or December 31, 2025. Although the Company files federal and state tax returns, the Company's major tax jurisdiction is federal. The previous three tax year-ends and the interim tax period since then remain subject to examination by the Internal Revenue Service.

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

Note 11 – Segment Reporting

The Company operates through a single operating and reporting segment with an investment objective to generate returns to stockholders primarily through current income on loans, and secondarily through capital gains on warrants and other equity positions. The Company's Co-Chief Executive Officers are the Company's Chief Operating Decision Makers ("CODM"). While the Company lends to and separately evaluates the performance of each of its portfolio companies across various industries, including technology, healthcare, business services, financial services, select consumer services and products, the CODM evaluates and monitors performance of the Company's business on an aggregated basis. Further, each investment is evaluated and managed using similar processes and shared operational support functions, such as deal origination, underwriting, monitoring, and compliance, in addition to administrative functions, such as human resources, legal, finance and information technology.

The CODM uses the Company's "Net investment income" and "Net increase (decrease) in net assets resulting from operations" as reported in the Consolidated Statements of Operations to assess the Company's performance and when allocating resources. "Net investment income" is comprised of consolidated total investment income (segment revenues) and consolidated total operating expenses (significant segment expenses), which are considered the key segment measures of profit or loss reviewed by the CODM. The information and operating expense categories included on the Consolidated Statements of Operations are fully reflective of the significant expense categories and amounts that are regularly provided to the CODM. All applicable segment disclosures are included in or can be derived from the Company's consolidated financial statements.

Note 12 – Financial Highlights

The following table sets forth the financial highlights for the nine months ended September 30, 2026 and 2025 (in thousands, except for per share data and ratios):

	Nine Months Ended September 30,
	2026	2025

Per Share Data(1):
Net asset value at beginning of period	$13.42	$13.79
Net investment income	1.12	1.23
Net realized gain (loss)	(1.10)	0.09
Net change in unrealized gain (loss)(2)	0.06	(0.60)
Total from investment operations	0.08	0.72

Distributions	(0.99)	(1.07)
Share issuance and deemed contribution in connection with the SWK Acquisition (2)	(0.71)	-
Accretion from share repurchases	0.14	0.11
Net asset value at end of period	$11.94	$13.55

Ratio/Supplemental Data:
Total return based on net asset value(3)	(3.65)%	6.02%
Total return based on market value(4)	(14.78)%	2.46%
Ratio of net investment income to average net assets(5)(6)	12.05%	11.92%
Ratio of total operating expenses to average net assets(5)(6)	16.81%	16.32%
Ratio of total operating expenses, excluding incentive fees, to average net assets(5)	15.01%	13.29%
Portfolio turnover rate(7)	18.40%	10.64%

Per share market value at beginning of period	$8.93	$10.96
Per share market value at end of period	$6.62	$10.16
Net assets at beginning of period	$484,969	$514,869
Net assets at end of period	$494,695	$489,526
Weighted average net assets	$495,796	$507,904
Weighted average shares outstanding for the period, basic	40,052,910	36,887,968
(1)
All per share activity, excluding dividends, is calculated based on the weighted-average shares outstanding for the relevant period.
(2)
Shares issued as consideration in connection with the acquisition of SWK were measured at the April 2, 2026 closing share price in accordance with ASC 805-50, rather than at the contractual NAV per share. The resulting purchase discount increased "Net change in unrealized gain (loss)" on the Consolidated Statements of Operations by approximately $0.37 per share, which is recorded in "Net change in unrealized gain (loss) per share" for the nine months ended September 30, 2026, above. Together, the $(0.71) reflected in "Share issuance and deemed contribution in connection with the SWK Acquisition" and the $0.37 unrealized gain resulting from the purchase discount, included within "Net change in unrealized gain (loss)," result in a net decrease in NAV per share of $0.34. Refer to "Note 13 – Acquisition of SWK Holdings Corporation" for additional information on the acquisition and the relevant accounting for the transaction.
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

Note 13 – Acquisition of SWK Holdings Corporation

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

Pursuant to the Merger Agreement, SWK first merged with and into Acquisition Sub, with Acquisition Sub as the surviving company (the "First Merger"). Following the effectiveness of the First Merger, Acquisition Sub merged with and into Intermediary Sub, with Intermediary Sub as the surviving company (the "Second Merger"). Following the effectiveness of the Second Merger, Intermediary Sub merged with and into the Company, with the Company as the surviving company (the "Third Merger" and, collectively with the First Merger and the Second Merger, the "SWK Acquisition").

At the effective time of the First Merger, each outstanding share of SWK common stock, par value $0.001 per share ("SWK Common Stock"), was converted into the right to receive: (i) either (a) 1.7264 shares of the Company's common stock, par value $0.01 per share ("Company Common Stock"), or (b) $20.59 in cash, based on the election of the applicable SWK stockholder, and subject to the proration provisions of the Merger Agreement, and (ii) $0.74 in cash, representing the holder's pro-rata portion of the guaranteed cash payment funded by RGC. In connection with the SWK Acquisition, the Company issued 6,330,509 shares of Company Common Stock to former SWK stockholders. No fractional shares were issued, and former SWK stockholders otherwise entitled to receive fractional shares received cash in lieu thereof.

The total merger consideration funded by the Company was approximately $249.0 million, consisting of approximately $173.5 million in cash and approximately $75.5 million in shares of Company Common Stock (representing 6,330,509 shares valued at the Company's closing net asset value per share of approximately $11.93). For accounting purposes, the shares were measured at their acquisition-date fair value of approximately $43.6 million, based on the Company's closing market price on April 2, 2026 of approximately $6.89 per share. In addition, RGC funded $9.0 million of cash consideration, resulting in total consideration of $258.0 million paid to former SWK stockholders. For accounting purposes, the $9.0 million funded by RGC was recognized by the Company as a deemed capital contribution from RGC and as additional consideration transferred in connection with the acquisition.

The SWK Acquisition was accounted for as an asset acquisition in accordance with ASC 805-50. Under the asset acquisition method, the cost of the acquired group, including consideration funded by the Company, the $9.0 million contribution funded by RGC on behalf of the Company, and qualifying transaction costs, was allocated to the individual assets acquired and liabilities assumed based on their relative fair values as of the acquisition date. Assets and liabilities for which U.S. GAAP provides other specific initial measurement guidance, including certain financial assets and financial liabilities, were recognized and measured in accordance with the applicable guidance. Cash and other assets not subject to relative fair value allocation were recognized at their respective carrying amounts. The acquisition did not result in the recognition of goodwill.

The investments acquired in the SWK Acquisition were initially recognized at fair value and are subsequently measured in accordance with the Company's existing investment accounting policies. Any difference between the acquisition-date fair value of an acquired debt investment and the contractual amount expected to be collected that represents an adjustment to yield is accreted or amortized into interest income over the remaining contractual term of the investment using the effective interest method. Because the acquired debt investments are subsequently measured at fair value, the related accretion or amortization is accompanied by a corresponding change in unrealized appreciation or depreciation, absent other changes in fair value.

Amounts allocated to acquired equity investments and other contractual rights are not accreted or amortized into income. Subsequent changes in the fair value of all acquired investments are recognized in "Net change in unrealized gain (loss) on investments" on the Consolidated Statements of Operations. Upon the disposition of an acquired investment, the Company recognizes the resulting realized gain or loss and reverses the cumulative unrealized appreciation or depreciation previously recognized on that investment.

In connection with the SWK Acquisition, the Company also assumed the SWK 2027 Notes, due January 2027. For additional information, refer to "Note 7 – Borrowings" and "Note 14 – Subsequent Events."

In summary, the assets and liabilities assumed in connection with the SWK Acquisition, as of acquisition date fair values, are as follows (in thousands):

Financial Statement Line Item	Amounts
Investments at fair value	$239,666
Cash and cash equivalents	38,207
Interest and fees receivable	4,262
Other assets	113
Total assets	$282,248

Total debt, net	$33,470
Accrued expenses and other liabilities	110
Total liabilities	$33,580

Net assets acquired at fair value	248,668

The table above presents the acquisition-date fair values of the assets acquired and liabilities assumed. The Company's acquisition cost, including transaction costs and net of cash acquired, was allocated to the acquired investments in accordance with ASC 805-50, resulting in an aggregate investment purchase discount of approximately $14.4 million.

Key Stockholder Agreement

Concurrently with the execution of the Merger Agreement, on October 9, 2025, the Company entered into a key stockholder agreement (the "Key Stockholder Agreement") with Double Black Diamond Offshore Ltd., a Cayman Islands exempted company (the "Key Stockholder"), and, solely for the purposes of Section 4 thereof, Black Diamond Offshore Ltd., a Cayman Islands exempted company. As of September 30, 2026, the Key Stockholder owned 3,885,000 shares of the Company's common stock, or 9.4% of the Company's outstanding shares.

Pursuant to the Key Stockholder Agreement, the Key Stockholder agreed to vote its covered shares of SWK Common Stock in favor of the adoption of the Merger Agreement. In addition, the Key Stockholder agreed to certain standstill restrictions with respect to the Company until the date on which it beneficially owns less than 3% of the Company's common stock and less than 3% of each other class of voting securities of the Company then outstanding, if any (the "Fall-Away Date"): (i) soliciting proxies or consents with respect to the Company or its voting securities, or making any public statement in support of any third-party solicitation with respect to the Company or its voting securities; (ii) seeking or proposing to have RGC terminated or replaced, or the Advisory Agreement terminated, amended, modified, replaced or cancelled; (iii) seeking election or appointment to, or removal of any member of, the Company's Board of Directors; (iv) making or being the proponent of any stockholder proposal (pursuant to Rule 14a-8 under the Exchange Act or otherwise) for consideration by the Company's stockholders; and (v) publicly disclosing any intention to take any action inconsistent with clauses (i) through (iv) above. Pursuant to the Key Stockholder Agreement, the Key Stockholder also agreed to not knowingly and intentionally transfer the shares of the Company's common stock acquired in connection with the SWK Acquisition to any third party that beneficially owns more than 10% of the Company's common stock; provided that, subject to compliance with the foregoing, the Key Stockholder may sell shares of the Company's common stock in the open market on a national securities exchange, or via any other means as determined by the Key Stockholder.

Note 14 – Subsequent Events

The Company evaluated events subsequent to September 30, 2026 through November 5, 2026. There have been no subsequent events that occurred during such period that would require recognition or disclosure, except as disclosed below.

Distributions

On November 4, 2026, the Board of Directors declared a quarterly distribution of $0.33 per share for stockholders of record as of November 17, 2026, payable on or about December 3, 2026.

Recent Portfolio Activity

From October 1, 2026 through November 5, 2026, the Company completed $4.0 million of additional debt commitments and funded $4.8 million in unfunded commitments on existing investments. The Company also received $55.0 million in debt prepayments and $0.7 million in equity proceeds.

October 2031 Notes

On October 1, 2026, the Company issued and sold approximately $46.3 million in aggregate principal amount of 7.75% interest-bearing unsecured Notes due October 1, 2031 (the "October 2031 Notes") under its shelf Registration Statement on Form N-2. The October 2031 Notes were issued pursuant to the Base Indenture and Fifth Supplemental Indenture, dated October 1, 2026, between the Company and U.S. Bank Trust Company, National Association, as trustee.

Interest on the October 2031 Notes is payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year. The October 2031 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option on or after October 1, 2028, at a redemption price of $25 per note plus accrued and unpaid interest thereon to, but excluding, the date fixed for redemption. The October 2031 Notes are general unsecured obligations of the Company that rank pari passu with the Company's existing and future unsecured, unsubordinated indebtedness.

Redemption of SWK 2027 Notes

On November 3, 2026, the Company redeemed in full approximately $33.0 million in outstanding aggregate principal amount of its 9.00% Senior Notes due January 31, 2027, in accordance with the terms of the governing indenture, at a redemption price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest thereon.

Share Repurchase Program

On November 4, 2026, the Board of Directors approved an expansion and extension of the Fifth Repurchase Program, which authorizes the Company to repurchase up to $30.0 million of its outstanding shares of common stock until September 30, 2027, at management's discretion and in accordance with applicable securities laws and regulations. If not renewed, the Fifth Repurchase Program will terminate upon the earlier of (i) the repurchase of $30.0 million of the Company's outstanding shares of common stock or (ii) September 30, 2027.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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
•
an economic downturn or recession, as well as the impairment or failure of financial institutions on both a domestic and global scale, could impair our portfolio companies' ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
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
•
our ability to realize the anticipated benefits of the SWK Acquisition;
•
the effects of disruption on our business from the SWK Acquisition;
•
the combined company's plans, expectations, objectives and intentions as a result of the SWK Acquisition;

•
the risk that stockholder litigation in connection with the SWK Acquisition may result in significant costs of defense and liability; and
•
the other risks, uncertainties and other factors we identify under "Risk Factors" in Part I, Item 1A of our annual report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC") on March 12, 2026, and in this quarterly report on Form 10-Q.

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

Overview

Runway Growth Finance Corp. ("we," "us," or "our"), a Maryland corporation formed on August 31, 2015, is structured as an externally managed, non-diversified closed-end management investment company. On August 18, 2021, we changed our name to "Runway Growth Finance Corp." from "Runway Growth Credit Fund Inc." We are a specialty finance company focused on providing senior secured loans to high growth-potential companies in technology, healthcare, business services, financial services, select consumer services and products and other high-growth industries. Our goal is to create significant value for our stockholders and the entrepreneurs we support by providing high growth-potential companies with hybrid debt and equity financing that is more flexible than traditional credit and less dilutive than equity. Our investment objective is to maximize our total return to our stockholders primarily through current income on our loan portfolio, and secondarily through capital gains on our warrants and other equity positions. Certain of the loans in which we may invest or obtain exposure to through our investments in structured securities may be deemed "Covenant-Lite Loans," which means the loans contain fewer or no maintenance covenants compared to other loans and do not include terms which allow the lender to declare a default if certain covenants are breached. We are managed by Runway Growth Capital, an experienced provider of growth financing for dynamic, late and growth-stage companies. As of September 30, 2026, we had an investment portfolio of $1.1 billion at fair value, and a net asset value of $494.7 million. Our offices are in Chicago, Illinois; Menlo Park, California; and New York, New York.

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

Portfolio Composition and Investment Activity

Portfolio Composition

As of September 30, 2026, we had investments in 77 companies, representing 31 companies in which we held a combination of debt and equity investments, 11 companies in which we held debt investments only, 34 companies in which we held equity investments only, and one joint venture, Runway-Cadma I LLC, in which we held a 50% equity interest. As of December 31, 2025, we had investments in 56 companies, representing 23 companies in which we held a combination of debt and equity investments, eight companies in which we held debt investments only, 23 companies in which we held equity investments only, and two companies in which we held equity interests only.

The following table shows the fair value of our investments, by asset class, as of September 30, 2026 and December 31, 2025 (in thousands):

	Cost	Fair Value	% of Total Portfolio
As of September 30, 2026
Senior Secured Loans	$947,169	$954,056	89.88%
Second Lien Loans	22,530	23,286	2.19
Subordinated Debt	31,373	14,530	1.37
Preferred Stock/Units	53,957	29,189	2.75
Common Stock/Units	6,238	1,292	0.12
Equity Interest	12,180	12,876	1.21
Warrants & Other Contractual Rights	38,194	26,301	2.48
Total	$1,111,641	$1,061,530	100.00%

As of December 31, 2025
Senior Secured Loans	$877,707	$853,893	92.07%
Second Lien Loans	6,398	6,434	0.69
Preferred Stock/Units	51,920	36,264	3.91
Common Stock/Units	5,415	60	0.01
Equity Interest	13,233	14,746	1.59
Warrants & Other Contractual Rights	24,757	16,005	1.73
Total	$979,430	$927,402	100.00%

For the three and nine months ended September 30, 2026, our debt investment portfolio had a dollar-weighted annualized yield of 15.8% and 14.2%, respectively. For the three and nine months ended September 30, 2025, our debt investment portfolio had a dollar-weighted annualized yield of 16.8% and 15.3%, respectively. We calculate the yield on dollar-weighted debt investments for any period measured as (1) total investment-related income during the period divided by (2) the daily average of the fair value of debt investments outstanding during the period, including any debt investments on non-accrual status. As of September 30, 2026, our debt investments had a dollar-weighted average term of 49 months at origination and a dollar-weighted average remaining term of 29 months, or approximately 2.5 years. As of September 30, 2026, substantially all of our debt investments had a committed principal amount of between $5.5 million and $87.0 million and pay cash interest at annual interest rates of between 6.3% and 14.9%.

The following table shows our dollar-weighted annualized yield by investment type for the three and nine months ended September 30, 2026 and 2025:

	Fair Value(1)				Cost(2)
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025	2026	2025	2026	2025
Investment type:
Debt investments	15.76%	16.83%	14.21%	15.29%	15.72%	16.52%	13.99%	15.00%
Equity investments	2.93%	1.59%	3.11%	1.59%	1.85%	1.13%	2.08%	1.16%
All investments	14.94%	15.77%	13.46%	14.40%	14.37%	15.08%	12.83%	13.82%

(1)
We calculate the dollar-weighted annualized yield on average investment type for any period as (a) total investment-related income during the period divided by (b) the daily average of the fair value of the investment type outstanding during the period, including any investments on non-accrual status. The dollar-weighted annualized yield represents the portfolio yield and will be higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.
(2)
We calculate the dollar-weighted annualized yield on average investment type for any period as (a) total investment-related income during the period divided by (b) the daily average of the investment type outstanding during the period, at amortized cost, including any investments on non-accrual status. The dollar-weighted annualized yield represents the portfolio yield and will be higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

Investment Activity

The value of our investment portfolio will change over time due to changes in the fair value of our underlying investments, as well as changes in the composition of our portfolio resulting from purchases of new and follow-on investments, as well as repayments and sales of existing investments. During the nine months ended September 30, 2026, we funded $311.7 million in 24 new portfolio companies and $39.6 million in six existing companies, net of upfront loan origination fees and refinances. We also received $22.1 million in scheduled principal repayments from 11 portfolio companies, as well as $173.7 million in sales and prepayments, which consisted of (i) $160.6 million in loan proceeds from six portfolio companies and (ii) $13.1 million in proceeds from the sale of equity investments. During the nine months ended September 30, 2025, we funded $52.5 million in four new portfolio companies and $55.2 million in nine existing companies, net of upfront loan origination fees and refinances. We also received $9.4 million in scheduled principal repayments from three portfolio companies, as well as $226.1 million in sales and prepayments, which consisted of (i) $187.8 million in loan proceeds from seven portfolio companies and (ii) $38.3 million in proceeds from the sale of equity investments during the nine months ended September 30, 2025.

Portfolio Reconciliation

The following is a reconciliation of our investment portfolio for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Beginning investment portfolio	$927,402	$1,076,840
Purchases of investments(1)	351,276	107,747
PIK interest	8,752	11,449
Sales and prepayments of investments	(173,685)	(226,052)
Scheduled repayments of investments	(22,140)	(9,431)
Amortization of fixed income premiums or accretion of discounts	11,122	3,349
Net realized gain (loss) on investments	(43,114)	3,238
Net change in unrealized gain (loss) on investments	1,917	(21,176)
Ending investment portfolio	$1,061,530	$945,964
(1)
Includes approximately $225.2 million representing the cost basis of investments acquired in the SWK Acquisition. For additional information, refer to "Note 13 – Acquisition of SWK Holdings Corporation."

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

The following table shows the investment ratings of our debt investments at fair value as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026			December 31, 2025
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$155,038	14.61%	5	$6,565	0.71%	1
2	686,064	64.63	27	581,691	62.72	20
3	88,296	8.32	7	195,691	21.10	7
4	22,721	2.14	1	74,019	7.98	2
5	39,753	3.74	2	2,361	0.25	1
	$991,872	93.44%	42	$860,327	92.76%	31

Non-Accrual Status

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will cease recognizing income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or a restructuring has occurred such that the interest income is deemed collectible.

The following table summarizes the cost, fair value, and types of income not recorded in "Interest income" or "Payment-in-kind interest income" on the Consolidated Statements of Operations related to loans on non-accrual status from their respective date of non-accrual through September 30, 2026 and December 31, 2025 (in thousands):

	Date of Non-Accrual	Forgone Interest Income	Forgone Accretion of OID and ETP	Total Forgone Income	Cost Basis	Fair Value	Fair Value as a % of Total Portfolio
As of September 30, 2026
Investment
Marley Spoon SE	3/31/2026	$5,262	$83	$5,345	$54,508	$37,868	3.56%
Mingle Healthcare Solutions, Inc.	1/1/2024	1,754	-	1,754	4,757	1,885	0.18
Total		$7,016	$83	$7,099	$59,265	$39,753	3.74%

As of December 31, 2025
Investment
Mingle Healthcare Solutions, Inc.	1/1/2024	1,306	-	1,306	4,757	2,361	0.25
Total		$1,306	$-	$1,306	$4,757	$2,361	0.25%

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

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025

The following table compares the results of our operations for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)
Investment income
Interest, fee and dividend income	$40,452	$0.97	$36,589	$1.01	$106,760	$2.67	$106,777	$2.89
Other income	112	-	158	-	280	0.01	515	0.01
Total investment income	40,564	0.97	36,747	1.01	107,040	2.68	107,292	2.90
Operating expenses
Management fees	4,620	0.11	3,963	0.11	11,711	0.29	11,916	0.32
Incentive fees	4,277	0.10	4,075	0.11	6,679	0.17	11,527	0.31
Interest and other debt financing expenses	13,282	0.32	10,630	0.29	36,769	0.92	32,681	0.89
Professional fees	848	0.02	556	0.02	2,498	0.06	1,687	0.05
Administration agreement expenses	706	0.02	705	0.02	1,979	0.05	1,993	0.05
Insurance expense	204	-	163	-	563	0.02	479	0.01
Tax expense	360	0.01	560	0.02	941	0.02	810	0.02
Other expenses	384	0.01	359	0.01	1,202	0.03	916	0.02
Total operating expenses	24,681	0.59	21,011	0.58	62,342	1.56	62,009	1.67
Net investment income	15,883	0.38	15,736	0.43	44,698	1.12	45,283	1.23
Realized gain (loss)	10	-	(1,330)	(0.04)	(43,995)	(1.10)	3,215	0.09
Net change in unrealized gain (loss)	(5,189)	(0.12)	(6,387)	(0.17)	2,377	0.06	(21,816)	(0.60)
Net increase (decrease) in net assets resulting from operations	$10,704	$0.26	$8,019	$0.22	$3,080	$0.08	$26,682	$0.72
(1)
The basic per share figures noted above are based on weighted averages of 41,886,707 and 36,225,742 shares outstanding for the three months ended September 30, 2026 and 2025, respectively, and 40,052,910 and 36,887,968 shares outstanding for the nine months ended September 30, 2026 and 2025, respectively.

Investment Income

Our investment objective is to maximize our total return to our stockholders primarily through current income on our loan portfolio, and secondarily through capital gains on our warrants and other equity positions. We intend to achieve our investment objective by investing in high growth-potential, private companies. We typically invest in senior secured loans that generally fall into two strategies: sponsored growth lending and non-sponsored growth lending. We generally receive warrants and/or other equity from our investments. We expect our loan originations across our platform, including BC Partners, will generally range between $10 million and $150 million, with our allocation generally ranging between $20 million and $45 million.

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

Investment income for the three months ended September 30, 2026 and 2025 was $40.6 million and $36.7 million, respectively, and includes non-recurring income of $4.0 million and $4.9 million, respectively. Non-recurring income includes, but is not limited to, acceleration of unaccreted OID and ETP, prepayment fees, and amendment fees.

Investment income for the nine months ended September 30, 2026 and 2025 was $107.0 million and $107.3 million, respectively, and includes non-recurring income of $6.1 million and $8.1 million, respectively. Non-recurring income includes, but is not limited to, acceleration of unaccreted OID and ETP, prepayment fees, and amendment fees.

For the three and nine months ended September 30, 2026, 4.9% and 7.6%, respectively, of our total investment income was attributable to non-cash PIK interest, compared to 11.5% and 11.1% for the three and nine months ended September 30, 2025.

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
•
U.S. federal, state and local taxes;
•
independent directors' fees and expenses;
•
costs of preparing and filing reports or other documents required by the SEC, the Financial Industry Regulatory Authority or other regulators;
•
costs of any reports, proxy statements or other notices to stockholders, including printing costs;
•
our allocable portion of any fidelity bond, directors' and officers' errors and omissions liability insurance, and any other insurance premiums;
•
direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and
•
all other expenses incurred by us, our Administrator or RGC in connection with administering our business, including payments under the Administration Agreement based on our allocable portion of our Administrator's overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs.

Operating expenses for the three months ended September 30, 2026 and 2025 were $24.7 million and $21.0 million, respectively. Operating expenses increased for the three months ended September 30, 2026 from the three months ended September 30, 2025 primarily due to an increase in interest and other debt financing expenses and management fees. Operating expenses per share for the three months ended September 30, 2026 and 2025 were $0.59 and $0.58, respectively.

Operating expenses for the nine months ended September 30, 2026 and 2025 were $62.3 million and $62.0 million, respectively. Operating expenses increased for the nine months ended September 30, 2026 from the nine months ended September 30, 2025 primarily due to an increase in interest and other debt financing expenses, partially offset by a decrease in incentive fees. Operating expenses per share for the nine months ended September 30, 2026 and 2025 were $1.56 and $1.67, respectively.

Management fees for the three months ended September 30, 2026 and 2025 were $4.6 million and $4.0 million, respectively. Management fees increased for the three months ended September 30, 2026 from the three months ended September 30, 2025 due to increased average daily gross assets. Management fees per share for the three months ended September 30, 2026 and 2025 were $0.11 and $0.11, respectively. For the three months ended September 30, 2026 and 2025, RGC earned base management fees at an annual rate of 1.50%.

Management fees for the nine months ended September 30, 2026 and 2025 were $11.7 million and $11.9 million, respectively. Management fees decreased for the nine months ended September 30, 2026 from the nine months ended September 30, 2025 due to slightly decreased average daily gross assets. Management fees per share for the nine months ended September 30, 2026 and 2025 were $0.29 and $0.32, respectively. For the quarters ended March 31, 2026 and December 31, 2025, ending gross assets temporarily fell below $1.0 billion, increasing both quarterly rates from 0.375% to 0.40% for the quarters ended March 31, 2026 and June 30, 2026. With Board approval, RGC voluntarily waived the incremental fee for those periods, resulting in RGC earning a base management fee at a quarterly rate of 0.375%. The waiver was not subject to recoupment and did not amend the Advisory Agreement. The total base management fees waived for the nine months ended September 30, 2026 were approximately $479.3 thousand. For the nine months ended September 30, 2025, RGC earned base management fees at an annual rate of 1.50%.

Incentive fees for the three months ended September 30, 2026 and 2025 were $4.3 million and $4.1 million, respectively. Incentive fees increased for the three months ended September 30, 2026 from the three months ended September 30, 2025 primarily due to an increase in pre-incentive fee net investment income in the current period. For the three months ended September 30, 2026, $4.7 million of the incentive fees were payable in cash and a net $(0.4) million was accrued and generated from deferred interest. For the three months ended September 30, 2025, $4.8 million of the incentive fees were payable in cash and a net $(0.7) million was accrued and generated from deferred interest. Incentive fees per share for the three months ended September 30, 2026 and 2025 were $0.10 and $0.11, respectively.

Incentive fees for the nine months ended September 30, 2026 and 2025 were $6.7 million and $11.5 million, respectively. Incentive fees decreased for the nine months ended September 30, 2026 from the nine months ended September 30, 2025 primarily due to a permanent reversal of previously accrued deferred incentive fees in the amount of $3.8 million related to our loan investments in Blueshift Labs, Inc. and Marley Spoon SE, in addition to a decrease in pre-incentive fee net investment income in the current period. For the nine months ended September 30, 2026, $8.6 million of the incentive fees were payable in cash and a net $(1.9) million was accrued and generated from deferred interest. With current-period deferred incentive fees of $1.9 million and the reversal of the $3.8 million from prior periods, the net change in deferred incentive fees for the period was a decrease of $1.9 million. For the nine months ended September 30, 2025, $10.1 million of the incentive fees were payable in cash and $1.4 million was accrued and generated from deferred interest. Incentive fees per share for the nine months ended September 30, 2026 and 2025 were $0.17 and $0.31, respectively.

Net Investment Income

Net investment income for the three months ended September 30, 2026 and 2025 was $15.9 million and $15.7 million, respectively. Net investment income remained relatively unchanged for the three months ended September 30, 2026 from the three months ended September 30, 2025. Net investment income per share for the three months ended September 30, 2026 and 2025 was $0.38 and $0.43, respectively.

Net investment income for the nine months ended September 30, 2026 and 2025 was $44.7 million and $45.3 million, respectively. Net investment income remained relatively unchanged for the nine months ended September 30, 2026 from the nine months ended September 30, 2025. Net investment income per share for the nine months ended September 30, 2026 and 2025 was $1.12 and $1.23, respectively.

Net Realized Gain (Loss)

The net realized gain of $10.0 thousand for the three months ended September 30, 2026 was driven by a realized gain related to proceeds received on our Insite Vision, Inc. royalty, partially offset by a realized FX loss on currency dispositions. The net realized loss of $1.3 million for the three months ended September 30, 2025 was attributable to realized losses on our investments in zSpace, Inc. common stock, Madison Reed, Inc. success fee, and Interactions Corporation warrant.

The net realized loss of $44.0 million for the nine months ended September 30, 2026 was primarily attributable to realized losses on our loan investments in Blueshift Labs, Inc. and Marley Spoon SE upon restructuring. These losses were partially offset by realized gains upon the sale of our warrant investment in Eton Pharmaceuticals, Inc. and our equity interest position in Pivot3, Inc. The net realized gain of $3.2 million for the nine months ended September 30, 2025 was attributable to a realized gain on our investment in Gynesonics, Inc. partially offset by realized losses on our investments in Quantum Corporation common stock, JobGet Holdings, Inc. (fka Snagajob.com, Inc.), and zSpace, Inc. common stock.

Net Change in Unrealized Gain (Loss)

Net change in unrealized loss of $5.2 million for the three months ended September 30, 2026 was driven primarily by unrealized losses on our investment in Marley Spoon SE, partially offset by the release of prior-period unrealized losses upon the full repayment of our loan investment in 3PL Central LLC (dba Extensiv). Net change in unrealized loss of $6.4 million for the three months ended September 30, 2025 was primarily due to a decrease in fair value on our investments in Blueshift Labs, Inc., Kin Insurance, Inc., and JobGet Holdings, Inc. (fka Snagajob.com, Inc.), partially offset by an increase in the fair value of our investments in Piano Software, Inc. In addition, we had releases of prior unrealized gains and losses on our investments in zSpace, Inc., Nalu Medical, Inc., Interactions Corporation, and FiscalNote, Inc.

Net change in unrealized gain of $2.4 million for the nine months ended September 30, 2026 was driven primarily by releases of previously recognized unrealized losses in connection with restructurings of our loan investments in Marley Spoon SE and Blueshift Labs, Inc. and the full repayment of our loan investment in 3PL Central LLC (dba Extensiv), as well as net unrealized gains on investments acquired in connection with the SWK Acquisition, primarily reflecting the purchase discount recorded at acquisition. These increases were largely offset by unrealized losses on our investments in Marley Spoon SE and BlueConic Holding, Inc. (fka Blueshift Labs, Inc.) and our preferred stock investment in JobGet Holdings, Inc. (fka Snagajob.com, Inc.). Net change in unrealized loss of $21.8 million for the nine months ended September 30, 2025 was primarily due to a release of prior unrealized gain on our investment in Gynesonics, Inc. and a decrease in the fair value of our investments in JobGet Holdings, Inc. (fka Snagajob.com, Inc.), Marley Spoon SE, 3PL Central LLC, and Blueshift Labs, Inc. The decrease in fair value was partially offset by an increase in fair value of our investments in Hurricane Cleanco Limited and Brivo, Inc. and a release of prior unrealized loss on our investments in Quantum Corporation and FiscalNote, Inc.

Net Increase (Decrease) in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of $10.7 million for the three months ended September 30, 2026, as compared to a net increase in net assets resulting from operations of $8.0 million for the three months ended September 30, 2025.

We had a net increase in net assets resulting from operations of $3.1 million for the nine months ended September 30, 2026, as compared to a net increase in net assets resulting from operations of $26.7 million for the nine months ended September 30, 2025.

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

During the nine months ended September 30, 2026, we primarily funded our operations from (i) cash receipts from interest, dividend, and fee income from our investment portfolio, (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments, (iii) net borrowings under our Credit Facility, and (iv) net proceeds from the issuance of our December 2029 Notes and our February 2031 Notes, which replaced our April 2026 Notes, December 2027 Notes, and a portion of our July 2027 Notes.

During the nine months ended September 30, 2026, our operating activities used $38.2 million of cash and cash equivalents, compared to $165.7 million in cash and cash equivalents provided by operating activities during the nine months ended September 30, 2025. The $203.9 million increase in cash used in operating activities was primarily attributable to $143.4 million of net cash consideration for the SWK Acquisition, which includes acquisition-related transaction costs, as well as lower proceeds from sales and repayments of investments and higher net portfolio investment activity.

During the nine months ended September 30, 2026, our financing activities provided $23.6 million of cash and cash equivalents, compared to $163.5 million of cash and cash equivalents used in financing activities during the nine months ended September 30, 2025. The $187.1 million increase in cash and cash equivalents provided by financing activities was primarily due to increased net borrowing activity of $182.7 million.

As of September 30, 2026, our net assets totaled $494.7 million, with a net asset value per share of $11.94. We intend to continue to operate in order to generate cash flows from operations, including income earned from investments in our portfolio companies. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

Available Liquidity and Capital Resources

As of September 30, 2026, we had $216.6 million in available liquidity, including $3.6 million in cash and cash equivalents, and $213.0 million available under our Credit Facility, subject to borrowing base capacity. As of September 30, 2026, we had $212.0 million of secured debt outstanding under our Credit Facility, which is a floating interest rate obligation, and $333.5 million of unsecured debt outstanding under the July 2027 Notes, SWK 2027 Notes, April 2028 Notes, December 2029 Notes and February 2031 Notes, which are all fixed interest rate debt obligations. Refer to "Note 7 – Borrowings" of our consolidated financial statements in Part I, Item 1 of this Form 10-Q and "Recent Developments" below for additional discussion of our debt obligations.

Pursuant to the 1940 Act, we are permitted to incur borrowings, issue debt securities, or issue preferred stock if, immediately after the borrowings or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock is at least 150%. As of September 30, 2026 and December 31, 2025, our asset coverage ratio was 191% and 211%, respectively.

As detailed above, our diverse and well-structured balance sheet is designed to provide a long-term focused and sustainable investment platform. Currently, we believe we have sufficient liquidity to support our near-term capital requirements.

Commitments and Obligations

Our significant contractual payment obligations relate to our borrowings and deferred incentive fees. As of September 30, 2026, we had $545.5 million in debt outstanding, of which $73.2 million is due within the next year, $319.0 million is due within one to three years, and $153.3 million is due beyond three years. As of September 30, 2026, we had $10.4 million of deferred incentive fees, $3.7 million of which is due within the next year, $5.3 million is due within one to three years, and $1.4 million is due beyond three years.

In addition to our on-balance sheet contractual obligations, in the normal course of business, we have future cash requirements related to our financial instruments with off-balance sheet risk. These primarily consist of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our Consolidated Statements of Assets and Liabilities.

Our unfunded commitments may be significant from time to time. As of September 30, 2026, we had a total of $81.5 million in unfunded commitments, which consisted of $58.7 million to provide debt financing to our portfolio companies and $22.8 million in unfunded commitments to provide equity financing to Runway-Cadma I LLC. Unfunded contractual commitments depend upon a portfolio company reaching certain milestones before the debt commitment is available to the portfolio company, which is expected to affect our funding levels. These commitments are subject to the same underwriting and ongoing portfolio maintenance as the on-balance sheet financial instruments that we hold. From time to time, unfunded contractual commitments may expire without being drawn and thus do not represent future cash requirements. We maintain sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded commitments should the need arise. As of September 30, 2026, we had $23.1 million of available unfunded commitments to portfolio companies that are eligible to be drawn based on achieved milestones and $22.8 million in unfunded capital commitments to Runway-Cadma I LLC. Refer to "Note 8 – Commitments, Contingencies, and Off-Balance Sheet Arrangements" of our consolidated financial statements in Part I, Item 1 of this Form 10-Q for a summary of unfunded commitments by portfolio company as of September 30, 2026.

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

On May 7, 2025, our Board of Directors approved a share repurchase program (the "Fourth Repurchase Program"), under which we were authorized to repurchase up to $25.0 million of our outstanding shares of common stock, at management's discretion from time to time in open-market transactions and in accordance with all applicable securities laws and regulations. We repurchased 1,213,391 shares in connection with the Fourth Repurchase Program for an aggregate purchase price of $12.5 million. The Fourth Repurchase Program expired on May 7, 2026.

On May 5, 2026, our Board of Directors approved a share repurchase program (the "Fifth Repurchase Program"), under which we may repurchase up to $15.0 million of our outstanding shares of common stock. Under the Fifth Repurchase Program, purchases may be made at management's discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations. If not renewed, the Fifth Repurchase Program will terminate upon the earlier of (i) May 7, 2027 or (ii) the repurchase of $15.0 million of our outstanding shares of common stock. From the inception of the Fifth Repurchase Program through September 30, 2026, we repurchased 1,018,206 shares for an aggregate purchase price of $6.2 million. Please refer to "Recent Developments" for additional information about the Fifth Repurchase Program.

Cumulative repurchases under all repurchase programs totaled 6,264,747 shares at an aggregate purchase price of $65.5 million.

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

During the three and nine months ended September 30, 2026, we declared and paid dividends in the amount of $13.8 million and $39.8 million, respectively, of which $13.6 million and $39.1 million, respectively, were distributed in cash, with the remainder distributed in the form of 33,817 and 98,131 shares, respectively, of our common stock purchased by us in the open market and distributed to stockholders pursuant to our dividend reinvestment plan (the "Dividend Reinvestment Plan"). During the three and nine months ended September 30, 2025, we declared and paid dividends in the amount of $13.0 million and $39.5 million, respectively, of which $12.8 million and $38.7 million, respectively, were distributed in cash, with the remainder distributed in the form of 20,887 and 81,603 shares, respectively, of our common stock purchased by us in the open market and distributed to stockholders pursuant to our Dividend Reinvestment Plan.

The timing and amount of our distributions, if any, will be determined by our Board of Directors and will be declared out of assets legally available for distribution. Refer to "Note 9 – Net Assets" of our consolidated financial statements in Part I, Item 1 of this Form

10-Q for a summary of the distributions declared and paid during the nine months ended September 30, 2026 and year ended December 31, 2025.

Critical Accounting Estimates

The preparation of the consolidated financial statements and related disclosures in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and revenues and expenses during the reporting period. On an ongoing basis, our management evaluates its estimates and assumptions, which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could materially differ from those estimates, including as a result of changes in the economic environment, financial markets, and any other parameters used in determining such estimates. Changes in our estimates and assumptions could materially impact our results of operations and financial condition. Our critical accounting estimates, including those relating to valuations of our investment portfolio, are described below. The critical accounting estimates should be read in conjunction with our risk factors as disclosed in "Risk Factors" in Part I, Item 1A of our annual report on Form 10-K, filed with the SEC on March 12, 2026. Refer to "Note 2 – Summary of Significant Accounting Policies" of our consolidated financial statements in Part I, Item 1 of this Form 10-Q for a discussion of our significant accounting policies. We consider the most significant critical accounting estimates and significant accounting policies to be those related to the valuation of our investment portfolio (Fair Value Measurements).

Investment Valuation

The most significant estimate inherent in the preparation of our consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. We measure the value of our financial instruments at fair value in accordance with ASC Topic 820, Fair Value Measurement ("ASC 820"), issued by the FASB. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Our investment portfolio is reported at fair value on our Consolidated Statements of Assets and Liabilities. All assets and liabilities approximate fair value on our Consolidated Statements of Assets and Liabilities, except for our borrowings other than our secured borrowings, which are reported at amortized cost. For more information on financial instruments reported at cost, refer to "Note 5 – Fair Value of Financial Instruments" of our consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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
•
Level 2 - Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly, and model-based valuation techniques for which all significant inputs are observable.
•
Level 3 - Valuations are based on inputs that are unobservable and significant to the overall fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models incorporating significant unobservable inputs, such as discounted cash flow models and other similar valuation techniques. The valuation of Level 3 assets and liabilities generally requires significant management judgment due to the inability to observe inputs to valuation.

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

The Board of Directors makes fair value determinations on a quarterly basis and any other time when a decision regarding the fair value of the portfolio investments is required. There is no single standard for determining the fair value of investments that do not have an active public market. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. A determination of fair value of investments, particularly those of privately held companies, involves subjective judgments and estimates and depends on the facts and circumstances, including at discrete points in time. In some cases, the fair value of such investments is best expressed as a range of values derived utilizing different methodologies from which a fair value may then be determined. Due to the inherent uncertainty of determining the fair value of portfolio investments that do not have a readily available market value, the fair value of the investments may fluctuate from period to period and differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Our investments and secured borrowings are measured at fair value. The carrying amounts of cash, receivables, payables and certain other short-term financial instruments approximate fair value because of their short-term maturities. Our remaining borrowings are carried at amortized cost.

Recent Developments

We evaluated events subsequent to September 30, 2026 through November 5, 2026. There have been no subsequent events that occurred during such period that would require recognition or disclosure, except as disclosed below.

Distributions

On November 4, 2026, our Board of Directors declared a quarterly distribution of $0.33 per share for our stockholders of record as of November 17, 2026, payable on or about December 3, 2026.

Recent Portfolio Activity

From October 1, 2026 through November 5, 2026, we completed $4.0 million of additional debt commitments and funded $4.8 million in unfunded commitments on existing investments. We also received $55.0 million in debt prepayments and $0.7 million in equity proceeds.

October 2031 Notes

On October 1, 2026, we issued and sold approximately $46.3 million in aggregate principal amount of 7.75% interest-bearing unsecured Notes due October 1, 2031 (the "October 2031 Notes") under our shelf Registration Statement on Form N-2. The October 2031 Notes were issued pursuant to the Base Indenture and Fifth Supplemental Indenture, dated October 1, 2026, between us and U.S. Bank Trust Company, National Association, as trustee.

Interest on the October 2031 Notes is payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year. The October 2031 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after October 1, 2028, at a redemption price of $25 per note plus accrued and unpaid interest thereon to, but excluding, the date fixed for redemption. The October 2031 Notes are general unsecured obligations that rank pari passu with our existing and future unsecured, unsubordinated indebtedness.

Redemption of SWK 2027 Notes

On November 3, 2026, we redeemed in full approximately $33.0 million in outstanding aggregate principal amount of our 9.00% Senior Notes due January 31, 2027, in accordance with the terms of the governing indenture, at a redemption price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest thereon.

Share Repurchase Program

On November 4, 2026, our Board of Directors approved an expansion and extension of the Fifth Repurchase Program, which authorizes us to repurchase up to $30.0 million of our outstanding shares of common stock until September 30, 2027, at management's discretion and in accordance with applicable securities laws and regulations. If not renewed, the Fifth Repurchase Program will terminate upon the earlier of (i) the repurchase of $30.0 million of our outstanding shares of common stock or (ii) September 30, 2027.

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

As of September 30, 2026, $0.9 billion of par, or 85.1% of our debt portfolio investments bore interest at variable rates, of which approximately 80.0% were based on SOFR and 20.0% were based on Prime. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase our interest income by a maximum of $13.9 million and decrease our interest income by a maximum of $5.8 million, due to certain floors, on an annual basis.

Borrowings under the Credit Facility bear interest at a floating rate, and our notes bear interest at fixed rates. Borrowings under the Credit Facility bear interest on a per annum basis equal to the Adjusted Term SOFR plus an applicable margin rate that ranges from 2.95% to 3.35% per annum depending on our leverage ratio and number of eligible loans in the collateral pool. For additional information regarding the interest rate associated with each of our debt borrowings, refer to "Note 7 – Borrowings" of our consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2026, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes to our investments or borrowing structure (in thousands except per share data):

Basis Point Change	Interest Income	Interest Expense	NII	NII/Share
(200)	$(5,787)	$(4,240)	$(1,547)	$(0.04)
(150)	(4,754)	(3,180)	(1,574)	(0.04)
(100)	(3,495)	(2,120)	(1,375)	(0.03)
(75)	(2,751)	(1,590)	(1,161)	(0.03)
(50)	(1,953)	(1,060)	(893)	(0.02)
(25)	(1,123)	(530)	(593)	(0.01)
25	1,284	530	754	0.02
50	2,774	1,060	1,714	0.04
75	4,395	1,590	2,805	0.07
100	6,132	2,120	4,012	0.10
150	9,746	3,180	6,566	0.16
200	13,873	4,240	9,633	0.23

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

Hedging

From time to time, we may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments such as futures, options, swap contracts and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. As of September 30, 2026, we did not have any hedging instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

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

We depend on the experience, diligence, skill and investment acumen of RGC's senior officers and other investment professionals, including members of its investment committee, that it currently retains or may subsequently retain that identify, evaluate, negotiate, structure, close, monitor and manage our investments. Our future success will depend to a significant extent on the continued service of RGC's senior management. We cannot assure you that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with us. The departure of any of the members of RGC's senior management could have a material adverse effect on our ability to achieve our investment objective, as well as on our financial condition, business and results of operations. In addition, we can offer no assurance that RGC will continue indefinitely as our investment adviser.

The members of RGC's senior management are and may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and may have conflicts of interest in allocating their time. RGC may also manage and sub-advise private investment funds and accounts, and may manage other such funds and accounts in the future, which have investment mandates that are similar, in whole or in part, with ours. Accordingly, RGC's senior management may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, RGC's senior management may face conflicts of interest in the allocation of investment opportunities to us and such other existing and future funds and accounts.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

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

On May 5, 2026, our Board of Directors approved a share repurchase program (the "Fifth Repurchase Program"). As part of our Fifth Repurchase Program, we have maintained repurchase plans in accordance with Rule 10b5-1 promulgated under the Exchange Act. Under the Fifth Repurchase Program, we repurchased 1,018,206 shares for an aggregate purchase price of $6.2 million during the nine months ended September 30, 2026. Repurchases under the Fifth Repurchase Program can be made in open-market or privately negotiated transactions, and we are not obligated to repurchase any shares under the Fifth Repurchase Program. As of September 30, 2026, the approximate dollar value of shares that could yet be repurchased under the Fifth Repurchase Program was $8.8 million. If not renewed, the Fifth Repurchase Program will terminate upon the earlier of (i) May 7, 2027 or (ii) the repurchase of $15.0 million of our outstanding shares of common stock. Refer to "Note 9 – Net Assets - Repurchase Program" and "Note 14 – Subsequent Events" of our consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information.

The following chart summarizes repurchases of our common stock for the three months ended September 30, 2026:

Period	Total Number of Shares Purchased		Average price paid per share	Shares purchased under publicly announced program (1)	Approx. $ remaining under program ($000s)
July 1 - July 31, 2026	290,136		$5.54	290,136	$11,947
August 1 - August 31, 2026	94,017	(2)	$6.12	60,200	$11,599
September 1 - September 30, 2026	418,701		$6.73	418,701	$8,783
Total	802,854		$6.23	769,037	$8,783

(1) On May 5, 2026, our Board of Directors approved the Fifth Repurchase Program, which allows us to repurchase up to $15.0 million of our outstanding common stock. The program terminates on the earlier of May 7, 2027 or the repurchase of $15.0 million of our common stock.

(2) Includes 33,817 shares purchased in the open market pursuant to the terms of our dividend reinvestment plan.

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

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement (1)

3.2	Articles of Amendment (2)

3.3	Third Amended and Restated Bylaws (3)

4.1	Fifth Supplemental Indenture, dated October 1, 2026, between Runway Growth Finance Corp. and U.S. Bank Trust Company, National Association (4)

4.2	Form of 7.75% Notes due 2031 Global Note (included as Exhibit A to Exhibit 4.1 above)

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a‑14 of the Securities Exchange Act of 1934, as amended *

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a‑14 of the Securities Exchange Act of 1934, as amended *

31.3	Certification of Chief Financial Officer pursuant to Rule 13a‑14 of the Securities Exchange Act of 1934, as amended *

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document *

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents *

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 has been formatted in Inline XBRL *

* Filed herewith.

(1)
Previously filed as an exhibit to the Registrant's Current Report on Form 8‑K filed with the SEC on December 19, 2016.
(2)
Previously filed as an exhibit to the Registrant's Current Report on Form 8‑K filed with the SEC on August 19, 2021.
(3)
Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 6, 2026.
(4)
Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on October 1, 2026.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUNWAY GROWTH FINANCE CORP.
Date: November 5, 2026
	By:	/s/ R. David Spreng
R. David Spreng
President, Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Michael Rovner
Michael Rovner
Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Carmela Thomson
Carmela Thomson
Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)